Form 10-Q
period 2007-09-30
FORD MOTOR CO
filed 2007-11-08
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

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

As of November 1, 2007, the registrant had outstanding 2,039,353,485 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 46

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2007 and 2006
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$36,270	$32,541	$115,006	$107,313
Financial Services revenues	4,808	4,554	13,333	12,449
Total sales and revenues	41,078	37,095	128,339	119,762

Costs and expenses
Automotive cost of sales	33,238	37,552	104,135	110,338
Selling, administrative and other expenses	4,904	4,489	15,828	13,706
Interest expense	2,733	1,937	8,210	6,330
Financial Services provision for credit and insurance losses	194	97	374	193
Total costs and expenses	41,069	44,075	128,547	130,567

Automotive interest income and other non-operating income/(expense), net	(216)	555	672	1,080
Automotive equity in net income/(loss) of affiliated companies	51	61	262	345
Income/(Loss) before income taxes	(156)	(6,364)	726	(9,380)
Provision for/(Benefit from) income taxes	162	(1,160)	467	(2,506)
Income/(Loss) before minority interests	(318)	(5,204)	259	(6,874)
Minority interests in net income/(loss) of subsidiaries	62	48	205	126
Income/(Loss) from continuing operations	(380)	(5,252)	54	(7,000)
Income/(Loss) from discontinued operations (Note 7)	—	4	34	12
Net income/(loss)	$(380)	$(5,248)	$88	$(6,988)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.19)	$(2.79)	$0.03	$(3.74)
Income/(Loss) from discontinued operations	—	—	0.02	0.01
Net income/(loss)	$(0.19)	$(2.79)	$0.05	$(3.73)
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.19)	$(2.79)	$0.03	$(3.74)
Income/(Loss) from discontinued operations	—	—	0.02	0.01
Net income/(loss)	$(0.19)	$(2.79)	$0.05	$(3.73)

Cash dividends	$—	$0.05	$—	$0.25

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended September 30, 2007 and 2006
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$36,270	$32,541	$115,006	$107,313
Costs and expenses
Cost of sales	33,238	37,552	104,135	110,338
Selling, administrative and other expenses	3,016	2,791	10,314	8,709
Total costs and expenses	36,254	40,343	114,449	119,047
Operating income/(loss)	16	(7,802)	557	(11,734)

Interest expense	563	(72)	1,720	621

Interest income and other non-operating income/(expense), net	(216)	555	672	1,080
Equity in net income/(loss) of affiliated companies	51	61	262	345
Income/(Loss) before income taxes — Automotive	(712)	(7,114)	(229)	(10,930)

FINANCIAL SERVICES
Revenues	4,808	4,554	13,333	12,449
Costs and expenses
Interest expense	2,170	2,009	6,490	5,709
Depreciation	1,620	1,400	4,599	3,899
Operating and other expenses	268	298	915	1,098
Provision for credit and insurance losses	194	97	374	193
Total costs and expenses	4,252	3,804	12,378	10,899
Income/(Loss) before income taxes — Financial Services	556	750	955	1,550

TOTAL COMPANY
Income/(Loss) before income taxes	(156)	(6,364)	726	(9,380)
Provision for/(Benefit from) income taxes	162	(1,160)	467	(2,506)
Income/(Loss) before minority interests	(318)	(5,204)	259	(6,874)
Minority interests in net income/(loss) of subsidiaries	62	48	205	126
Income/(Loss) from continuing operations	(380)	(5,252)	54	(7,000)
Income/(Loss) from discontinued operations (Note 7)	—	4	34	12
Net income/(loss)	$(380)	$(5,248)	$88	$(6,988)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.19)	$(2.79)	$0.03	$(3.74)
Income/(Loss) from discontinued operations	—	—	0.02	0.01
Net income/(loss)	$(0.19)	$(2.79)	$0.05	$(3.73)
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.19)	$(2.79)	$0.03	$(3.74)
Income/(Loss) from discontinued operations	—	—	0.02	0.01
Net income/(loss)	$(0.19)	$(2.79)	$0.05	$(3.73)

Cash dividends	$—	$0.05	$—	$0.25

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$27,437	$28,896
Marketable securities	11,838	21,472
Loaned securities	7,697	5,256
Finance receivables, net	108,486	106,863
Other receivables, net	11,209	7,657
Net investment in operating leases	33,717	29,834
Retained interest in sold receivables	760	990
Inventories (Note 2)	12,886	11,421
Equity in net assets of affiliated companies	2,661	2,787
Net property	37,831	38,174
Deferred income taxes	4,103	4,920
Goodwill and other net intangible assets (Note 3)	6,487	6,821
Assets of discontinued/held-for-sale operations (Note 7)	—	767
Other assets	11,051	12,696
Total assets	$276,163	$278,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$25,898	$23,417
Accrued liabilities and deferred revenue	81,330	82,388
Debt	163,213	172,049
Deferred income taxes	3,165	2,743
Liabilities of discontinued/held-for-sale operations (Note 7)	—	263
Total liabilities	273,606	280,860

Minority interests	1,394	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (2,050 million shares issued)	21	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	7,273	4,562
Accumulated other comprehensive income/(loss)	(7,272)	(7,846)
Treasury stock	(186)	(183)
Retained earnings/(Accumulated deficit)	1,326	(17)
Total stockholders’ equity	1,163	(3,465)
Total liabilities and stockholders’ equity	$276,163	$278,554

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$18,945	$16,022
Marketable securities	7,211	11,310
Loaned securities	7,697	5,256
Total cash, marketable and loaned securities	33,853	32,588
Receivables, net	6,571	3,753
Inventories (Note 2)	12,886	11,421
Deferred income taxes	523	1,569
Other current assets	7,428	7,707
Current receivable from Financial Services	1,079	—
Total current assets	62,340	57,038
Equity in net assets of affiliated companies	2,092	2,029
Net property	37,567	37,905
Deferred income taxes	11,857	14,850
Goodwill and other net intangible assets (Note 3)	6,469	6,804
Assets of discontinued/held-for-sale operations (Note 7)	—	767
Other assets	2,665	3,241
Non-current receivable from Financial Services	359	—
Total Automotive assets	123,349	122,634
Financial Services
Cash and cash equivalents	8,492	12,874
Marketable securities	4,627	10,162
Finance receivables, net	113,124	110,767
Net investment in operating leases	29,827	26,606
Retained interest in sold receivables	760	990
Goodwill and other net intangible assets (Note 3)	18	17
Other assets	5,824	6,167
Receivable from Automotive	—	1,467
Total Financial Services assets	162,672	169,050
Intersector elimination	(1,438)	(1,467)
Total assets	$284,583	$290,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$19,162	$16,937
Other payables	4,788	4,893
Accrued liabilities and deferred revenue	29,132	28,877
Deferred income taxes	3,408	3,138
Debt payable within one year	1,392	1,499
Current payable to Financial Services	—	640
Total current liabilities	57,882	55,984
Long-term debt	26,285	28,514
Other liabilities	47,299	49,386
Deferred income taxes	1,025	441
Liabilities of discontinued/held-for-sale operations (Note 7)	—	263
Non-current payable to Financial Services	—	827
Total Automotive liabilities	132,491	135,415
Financial Services
Payables	1,948	1,587
Debt	135,536	142,036
Deferred income taxes	7,152	10,827
Other liabilities and deferred income	4,899	4,125
Payable to Automotive	1,438	—
Total Financial Services liabilities	150,973	158,575

Minority interests	1,394	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (2,050 million shares issued)	21	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	7,273	4,562
Accumulated other comprehensive income/(loss)	(7,272)	(7,846)
Treasury stock	(186)	(183)
Retained earnings/(Accumulated deficit)	1,326	(17)
Total stockholders’ equity	1,163	(3,465)
Intersector elimination	(1,438)	(1,467)
Total liabilities and stockholders’ equity	$284,583	$290,217

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2007 and 2006
(in millions)

	First Nine Months
	2007	2006
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$13,242	$16,979

Cash flows from investing activities of continuing operations
Capital expenditures	(4,215)	(5,242)
Acquisitions of retail and other finance receivables and operating leases	(42,827)	(47,688)
Collections of retail and other finance receivables and operating leases	34,509	31,741
Purchases of securities	(9,085)	(17,471)
Sales and maturities of securities	14,805	15,196
Proceeds from sales of retail and other finance receivables and operating leases	705	3,956
Proceeds from sale of businesses	1,236	54
Cash paid for acquisitions	(18)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	(4)
Other	901	143
Net cash (used in)/provided by investing activities	(4,072)	(19,315)

Cash flows from financing activities of continuing operations
Cash dividends	—	(468)
Sales of Common Stock	152	355
Purchases of Common Stock	(31)	(139)
Changes in short-term debt	(2,558)	(276)
Proceeds from issuance of other debt	24,018	32,775
Principal payments on other debt	(32,457)	(33,012)
Other	169	(34)
Net cash (used in)/provided by financing activities	(10,707)	(799)

Effect of exchange rate changes on cash	64	238

Net increase/(decrease) in cash and cash equivalents from continuing operations	(1,473)	(2,897)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	16	(2)
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(1,457)	$(2,899)

Cash and cash equivalents at January 1	$28,896	$28,391
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	19
Net increase/(decrease) in cash and cash equivalents	(1,457)	(2,899)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	(15)
Cash and cash equivalents at September 30	$27,437	$25,496

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2007 and 2006
(in millions)

	First Nine Months 2007		First Nine Months 2006
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,932	$5,247	$5,024	$5,471

Cash flows from investing activities
Capital expenditures	(4,176)	(39)	(5,212)	(30)
Acquisitions of retail and other finance receivables and operating leases	—	(42,827)	—	(47,688)
Collections of retail and other finance receivables and operating leases	—	34,545	—	32,099
Net (increase)/decrease of wholesale receivables	—	2,027	—	6,126
Purchases of securities	(1,428)	(7,657)	(3,641)	(13,830)
Sales and maturities of securities	1,469	13,336	4,095	11,101
Proceeds from sales of retail and other finance receivables and operating leases	—	705	—	3,956
Proceeds from sale of businesses	1,079	157	54	—
Cash paid for acquisitions	(18)	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	—	(4)	—
Investing activity from Financial Services	—	—	785	—
Investing activity to Financial Services	(8)	—	(1,400)	—
Other	728	173	(61)	204
Net cash (used in)/provided by investing activities	(2,437)	420	(5,384)	(8,062)

Cash flows from financing activities
Cash dividends	—	—	(468)	—
Sales of Common Stock	152	—	355	—
Purchases of Common Stock	(31)	—	(139)	—
Changes in short-term debt	(69)	(2,489)	251	(527)
Proceeds from issuance of other debt	189	23,829	204	32,571
Principal payments on other debt	(617)	(31,840)	(629)	(32,383)
Financing activity from Automotive	—	8	—	1,400
Financing activity to Automotive	—	—	—	(785)
Other	225	(56)	76	(110)
Net cash (used in)/provided by financing activities	(151)	(10,548)	(350)	166

Effect of exchange rate changes on cash	342	(278)	3	235
Net change in intersector receivables/payables and other liabilities	(777)	777	848	(848)
Net increase/(decrease) in cash and cash equivalents from continuing operations	2,909	(4,382)	141	(3,038)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	16	—	(2)	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$2,925	$(4,382)	$139	$(3,038)

Cash and cash equivalents at January 1	$16,022	$12,874	$13,373	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	—	19	—
Net increase/(decrease) in cash and cash equivalents	2,925	(4,382)	139	(3,038)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—	(15)	—
Cash and cash equivalents at September 30	$18,945	$8,492	$13,516	$11,980

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

NOTE 2. INVENTORIES

Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2007	2006
Raw materials, work-in-process and supplies	$4,565	$4,545
Finished products	9,385	7,891
Total inventories under first-in, first-out method ("FIFO")	13,950	12,436
Less: last-in, first-out method ("LIFO") adjustment	(1,064)	(1,015)
Total inventories	$12,886	$11,421

NOTE 3. GOODWILL AND OTHER INTANGIBLES

Goodwill

Our policy is to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred.  Testing is conducted at the reporting unit level.

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, December 31, 2006	Goodwill Acquired	Exchange Translation/Other	Goodwill, September 30, 2007
Automotive Sector
Ford North America	$95	$—	$(5)	$90
Ford Europe	35	—	1	36
Premier Automotive Group ("PAG")	5,574	—	(388)	5,186
Ford Asia Pacific and Africa	6	—	—	6
Total Automotive sector	5,710	—	(392)	5,318
Financial Services Sector
Ford Credit	17	—	1	18
Total Financial Services sector	17	—	1	18
Total	$5,727	$—	$(391)	$5,336

In addition to the goodwill presented in the above table, included within Automotive equity in net assets of affiliated companies was goodwill of $244 million at September 30, 2007.

Item 1. Financial Statements (Continued)

NOTE 3. GOODWILL AND OTHER INTANGIBLES (Continued)

Ford North America

Automobile Protection Corporation ("APCO").  During the second quarter of 2007, we sold our wholly-owned North American subsidiary, APCO.  APCO was not an integrated component of our Ford North America reporting unit.  Accordingly, the full amount of APCO's goodwill, $112 million, was classified within Assets of discontinued/held-for-sale operations at December 31, 2006.

PAG

The decrease in PAG goodwill is attributable to the allocation of PAG goodwill to Aston Martin Lagonda Group Limited ("Aston Martin") for $434 million and the settlement of a Land Rover tax matter for $230 million (discussed below), offset partially by foreign currency translation adjustments of $276 million.

Aston Martin.  Aston Martin was owned primarily through our wholly-owned subsidiary, Jaguar Cars Limited, and was a component of our PAG reporting unit.  Its operations were integrated with our other PAG reporting entities, sharing, among other things, certain facilities and tooling, intellectual property, in-bound logistics, information technology services, and parts supply.

During the second quarter of 2007, we sold Aston Martin.  As part of this sale, we allocated $434 million of goodwill to Aston Martin that was included in PAG goodwill at December 31, 2006. The goodwill remaining in our PAG reporting unit was tested at March 31, 2007, and no goodwill impairment was necessary.

Land Rover Deferred Tax.  During the second and third quarters of 2007, we settled a tax matter related to the acquisition of Land Rover which resulted in a total reduction of PAG goodwill of $230 million.  See Note 6 for additional information.

Other Intangibles

The components of identifiable intangible assets are as follows (in millions):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Tradename	$543	$—	$543	$491	$—	$491
Distribution networks	389	(110)	279	372	(98)	274
Manufacturing and production incentive rights	285	(53)	232	246	—	246
Other	271	(174)	97	240	(157)	83
Total Automotive Sector	1,488	(337)	1,151	1,349	(255)	1,094
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$1,492	$(341)	$1,151	$1,353	$(259)	$1,094

Our identifiable intangible assets are comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years, manufacturing and production incentive rights with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense related to these intangible assets was as follows (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Pre-tax amortization expense	$32	$7	$80	$19

Excluding the impact of foreign currency translation, intangible asset amortization is forecasted to range from $95 million to $105 million per year for the next four years and $20 million to $30 million thereafter.

Item 1. Financial Statements (Continued)

NOTE 4. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary.  The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating these VIEs do not necessarily represent additional assets that could be used to satisfy claims against our general assets.

Reflected in our September 30, 2007 and December 31, 2006 balance sheets are consolidated VIE assets of $6 billion and $5.6 billion, respectively, for our Automotive sector and $73.1 billion and $69.5 billion, respectively, for our Financial Services sector.  Included in Automotive consolidated VIE assets are $682 million and $488 million of cash and cash equivalents at September 30, 2007 and December 31, 2006, respectively.  For our Financial Services sector, consolidated VIE assets included $4.3 billion and $3.7 billion in cash and cash equivalents and $68.8 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at September 30, 2007 and December 31, 2006, respectively.

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary.  The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.  Our maximum exposure was $193 million and $294 million for our Automotive sector and $72 million and $182 million for our Financial Services sector at September 30, 2007 and December 31, 2006, respectively.  Any potential losses associated with these VIEs would be limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Our Financial Services sector consists primarily of Ford Motor Credit Company LLC ("Ford Credit").  Ford Credit uses special purpose entities ("SPEs") that are considered VIEs for most of our on-balance sheet securitizations.  Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us.  All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment.  The outstanding balance of these finance receivables was approximately $4 billion and $5.2 billion at September 30, 2007 and December 31, 2006, respectively.

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

	Reserve (in millions)		Number of employees
	First Nine Months 2007	Full Year 2006	First Nine Months 2007	Full Year 2006
Beginning balance	$1,036	$—	10,728	—
Additions to Jobs Bank/Transfers from voluntary separation program (i.e., rescissions)	205	2,583	2,019	25,849
Voluntary separations and relocations	(307)	(1,445)	(4,588)	(15,121)
Benefit payments and other adjustmentsPackages accepted	(140)	(102)	—	—
Ending balance	$794	$1,036	8,159	10,728

Item 1. Financial Statements (Continued)

NOTE 5. EMPLOYEE SEPARATION ACTIONS (Continued)

Separation Actions

The cost of voluntary employee separation actions is recorded at the time of an employee's acceptance of a separation package, unless the acceptance requires explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

UAW Voluntary Separations.  During 2006, we offered voluntary separation packages to our entire UAW hourly workforce and established a reserve for the costs associated with this action.  We recorded an expense in Automotive cost of sales and the following table summarizes the activity in the related separation reserve:

	Reserve (in millions)		Number of employees
	First Nine Months 2007	Full Year 2006	First Nine Months 2007	Full Year 2006
Beginning balance	$2,435	$—	26,351	—
Voluntary acceptances	—	3,240	—	36,623
Payments/Terminations	(1,816)	(788)	(21,425)	(10,084)
Rescissions	(290)	(17)	(3,360)	(188)
Ending balance	$329	$2,435	1,566	26,351

The balance in the reserve represents, in part, the cost of separation packages for employees (1,566 shown in the table above) who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  The reserve for these employees will be released over the period through the end of 2009.  The remaining balance of the reserve reflects costs associated with employee tuition programs.

Other Employee Separation Actions.  Most salaried employee separations within the United States were completed by the end of the first quarter of 2007, and were achieved through early retirements, voluntary separations, and involuntary separations where necessary.  These actions resulted in pre-tax charges of $154 million during the first nine months of 2007, reported in Automotive cost of sales and Selling, administrative and other expenses.

The following table shows pre-tax charges for other hourly and salaried employee separation actions for the third quarter and first nine months of 2007 and 2006 (in millions).  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Ford Canada	$9	$—	$203	$14
Ford Europe	13	12	40	52
PAG	5	48	33	65
Ford Asia Pacific and Africa	1	—	4	—

The charges above exclude costs for pension and other postretirement employee benefits ("OPEB").  See Note 10 for employee separation costs related to pension and OPEB.

Financial Services Sector

Separation Actions

In the first nine months of 2007, we recognized pre-tax charges of $43 million in Selling, administrative and other expenses primarily for employee separation actions in the United States and in Canada.  These actions were associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).  These charges exclude costs for pension and OPEB.  See Note 10 for employee separation costs related to pension and OPEB.

Item 1. Financial Statements (Continued)

NOTE 6. INCOME TAXES

Generally, for interim tax reporting one single tax rate is estimated for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/loss.  However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction, not subject to valuation allowance, be separately computed as ordinary income/(loss) occurs within the jurisdiction.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Pursuant to FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement.

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

Examinations by tax authorities have been completed through 1998 in the United Kingdom, 1999 in Germany, 2000 in Sweden and the United States, and 2001 in Canada.

Effective with the adoption of FIN 48, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated statement of income.  As of January 1, 2007, we had recorded a liability of about $221 million for the payment of interest.  During the second quarter of 2007, we recorded an additional liability of $127 million in interest and inflationary adjustments for tax refunds received in prior periods.

As previously reported, during the second quarter of 2007, we settled tax matters related to the acquisition of Land Rover with the U.K. tax authorities.  The final resolution resulted in an increase in deferred tax assets and a corresponding decrease in goodwill.  The increase in deferred tax assets resulted in an increase in the valuation allowance of $108 million.  Additionally, during the third quarter of 2007, U.K. tax authorities granted further tax benefits related to our acquisition of Land Rover.  The additional benefits resulted in an increase in deferred tax assets and a corresponding decrease in goodwill.  The increase in deferred tax assets resulted in an increase in the valuation allowance of $122 million.

In July 2007, the U.K. government enacted legislation that reduced the corporate income tax rate effective April 1, 2008.  We recorded $125 million of income tax provision as a result of remeasuring deferred tax assets for the enacted tax rate.

Item 1. Financial Statements (Continued)

NOTE 7. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS

Automotive Sector

Discontinued Operations

The results of discontinued operations for the Automotive sector are as follows (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Sales and revenues	$—	$15	$13	$43

Operating income/(loss) from discontinued operations	$—	$7	$2	$17
Gain/(Loss) on discontinued operations	—	—	51	3
(Provision for)/Benefit from income taxes	—	(3)	(19)	(8)
Income/(Loss) from discontinued operations	$—	$4	$34	$12

Held-for-Sale Operations

Automotive Components Holdings, LLC ("ACH").  On September 1, 2007, ACH sold its Converca I plant in Mexico, which produces power transfer units, to Linamar Corporation.  As a result of the transaction, ACH received $64 million as proceeds on the sale.  In the third quarter of 2007, ACH recognized a pre-tax gain on the sale of $5 million, net of transaction costs and liabilities assumed, reported in Automotive interest income and other non-operating income/(expense), net.

The assets of Converca I that were classified as a held-for-sale operation at September 1, 2007 and December 31, 2006 are summarized as follows (in millions):

	September 1, 2007	December 31, 2006
Assets
Inventories	$13	$15
Net property	43	50
Total assets of the held-for-sale operation	$56	$65

European dealerships.  On September 19, 2007, Ford Motor Company and its subsidiary, FIECO Holdings GmbH, completed the sale of its interest in three European dealerships to MVC Automotive Group B.V.  As a result of the transaction, we received $9 million as proceeds on the sale.  In the third quarter of 2007, we recognized a pre-tax loss on the sale of $16 million, net of transaction costs and recognition of foreign currency translation adjustments.  This was reported in Automotive interest income and other non-operating income/(expense), net.

The assets and liabilities of the three dealerships classified as held-for-sale operations at September 19, 2007 and December 31, 2006 are summarized as follows (in millions):

	September 19, 2007	December 31, 2006
Assets
Receivables	$23	$25
Inventories	64	46
Net property	16	14
Other assets	1	1
Total assets of the held-for-sale operations	$104	$86

Liabilities
Payables	$27	$11
Other liabilities	56	6
Total liabilities of the held-for-sale operations	$83	$17

At September 30, 2007, there were no assets or liabilities on our balance sheet related to the three European dealerships.

Item 1. Financial Statements (Continued)

NOTE 7. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS (Cont.)

Other Dispositions

ACH has entered into non-binding agreements for the sale of five of its businesses.  The following table lists the businesses and their primary products:

Sheldon Road plant	Heating, ventilating and cooling assemblies; heat exchangers; and manual control panel components

Milan plant	Fuel tanks and bumper fascias

Monroe plant	Catalytic converters, driveshafts, and springs (agreement includes only driveshaft business– not the plant itself)

Nashvillle, Tulsa, and VidrioCar (Mexico) plants	Automotive and architectural glass products

Sandusky plant	Lighting components

Each of these sales is conditional on a successful negotiation by the buyer of labor terms with the UAW, which has not been completed.  Therefore, none has yet reached held-for-sale status.

Financial Services Sector

Other Dispositions

AB Volvofinans ("Volvofinans").  During the third quarter of 2007, we sold a majority of our interest in Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden.  As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million reported in Financial Services revenues.

NOTE 8. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter				First Nine Months
	2007		2006		2007		2006
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(380)		$(5,252)		$54		$(7,000)
Effect of dilutive senior convertible notes	—	(a)	—	(a)	—	(a)	—	(a)
Effect of dilutive 6.50% Cumulative Convertible Trust Preferred Securities ("Trust Preferred Securities")	—	(b)	—	(b)	—	(b)	—	(b)
Diluted income/(loss) from continuing operations	$(380)		$(5,252)		$54		$(7,000)

Basic and Diluted Shares
Average shares outstanding	2004		1,883		1,931		1,875
Restricted and uncommitted-ESOP shares	(1)		(1)		(1)		(2)
Basic shares	2,003		1,882		1,930		1,873
Net dilutive options and restricted and uncommitted-ESOP shares	—	(c)	—	(c)	12		—	(c)
Dilutive senior convertible notes	—	(a)	—	(a)	—	(a)	—	(a)
Dilutive convertible Trust Preferred Securities	—	(b)	—	(b)	—	(b)	—	(b)
Diluted shares	2,003		1,882		1,942		1,873
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes (issued December 15, 2006).
(b)
282 million shares and the related income effect for convertible Trust Preferred Securities through August 2, 2007.  As of August 3, 2007, following the conversion of about 43 million of our Trust Preferred Securities, 162 million shares and the related income effect are not included in the calculation.  For further discussion of the conversion, see Note 14 of the Notes to the Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2007 ("Second Quarter 2007 Form 10-Q Report").

(c)	19 million, 3 million, and 4 million contingently-issuable shares for the third quarter of 2007, third quarter of 2006, and first nine months of 2006, respectively.

Item 1. Financial Statements (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates.  We enter into various derivatives, including interest rate, foreign currency and commodity forwards, options and swaps, to manage the financial and operational exposure arising from these risks. We have elected to apply hedge accounting to certain of these derivative instruments.  Refer to Note 22 of the Notes to the Financial Statements in our 2006 Form 10-K Report for a more detailed description of our derivative instruments and hedge accounting designations.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for our Automotive and Financial Services sectors (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006	Income Statement Classification
Automotive Sector
Cash flow hedges:
Ineffectiveness and impact of discontinued hedges (a)	$—	$(4)	$187	$(8)	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	24	(1)	43	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	(26)	(116)	15	155	Automotive cost of sales
Foreign currency forward contracts (b)	285	5	306	45	Automotive cost of sales
Other	—	20	(58)	73	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$—	$1	$—	$10	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	4	—	16	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (b) (c)	—	13	—	78	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate swaps	262	277	24	(164)	Financial Services revenues
Foreign currency swaps and forward contracts (b)	(37)	(134)	(498)	(184)	Financial Services revenues
Other	—	—	—	—	Financial Services revenues
__________
(a)
Includes reclassifications in the second quarter of 2007 from Other comprehensive income/(loss) in the amount of $182 million attributable to Jaguar and Land Rover forecasted transactions probable to not occur.

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

Balance Sheet Effect of Derivative Instruments

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index.  The following table summarizes the estimated fair value of our derivative instruments (in millions):

	September 30, 2007		December 31, 2006
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$680	$252	$1,736	$860
Net investment hedges	—	—	6	—
Derivatives not designated as hedging instruments	1,078	381	977	256
Total derivative instruments	$1,758	$633	$2,719	$1,116
Financial Services Sector
Fair value hedges	$—	$—	$111	$1
Derivatives not designated as hedging instruments	2,236	1,168	2,334	891
Impact of netting agreements	(360)	(360)	(641)	(641)
Total derivative instruments	$1,876	$808	$1,804	$251

Item 1. Financial Statements (Continued)

NOTE 10. RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$106	$162	$165	$180	$91	$136
Interest cost	658	620	409	359	453	470
Expected return on assets	(869)	(847)	(480)	(424)	(65)	(128)
Amortization of:
Prior service costs/(credits)	65	111	27	32	(243)	(233)
(Gains)/Losses and other	12	22	115	148	294	161
Separation programs	(8)	44	20	50	(7)	13
(Gain)/Loss from curtailment	—	258	—	179	(213)	1
Costs allocated to Visteon	—	—	—	—	1	2
Net expense/(income)	$(36)	$370	$256	$524	$311	$422

	First Nine Months
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$332	$516	$486	$522	$280	$513
Interest cost	1,963	1,809	1,203	1,037	1,348	1,565
Expected return on assets	(2,609)	(2,523)	(1,410)	(1,219)	(198)	(386)
Amortization of:
Prior service costs/(credits)	199	344	80	92	(757)	(553)
(Gains)/Losses and other	38	81	336	417	665	619
Separation programs	813	64	146	84	8	13
(Gain)/Loss from curtailment	176	1,161	(14)	179	(1,321)	3
Costs allocated to Visteon	—	—	—	—	3	4
Net expense/(income)	$912	$1,452	$827	$1,112	$28	$1,778

In the first half of 2007, we recorded a $176 million curtailment loss for the U.S. salaried pension plan, a $14 million curtailment adjustment for the Canadian hourly pension plan, and a $1.1 billion curtailment gain for the U.S. hourly retiree health care plan.  In the third quarter of 2007, we recorded an additional $175 million curtailment gain for the U.S. hourly retiree health care plan and $38 million curtailment gain for the Canada hourly retiree health care plan.  These amounts are associated with employee separations related to our Way Forward plan, and are recorded in Automotive cost of sales and Selling, administrative and other expenses.

The weighted average discount rate assumption used at September 30, 2007 to determine the U.S. OPEB obligation was 6.18%.  The weighted average initial health care cost trend rate was 6% for the 2007 calendar year.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements.  From time to time, we make contributions beyond those legally required.

Pension.  In the first nine months of 2007, we contributed about $1.8 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $400 million in 2007, for a total of $2.2 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2007.

Health Care and Life Insurance.  During the first nine months of 2007, we withdrew $800 million from our Voluntary Employee Beneficiary Association trust ("VEBA") as reimbursement for U.S. hourly retiree benefit payments.

Item 1. Financial Statements (Continued)

NOTE 10. RETIREMENT BENEFITS (Continued)

Pension Asset Investment

In our Second Quarter 2007 Form 10-Q Report, we disclosed a change in our investment strategy for our U.S. pension fund.  Specifically, we disclosed a revised target asset allocation for year-end 2007 of about 50% public equity investments, 45% fixed income investments, and up to 5% alternative investments.  Previously, our target pension asset allocation had been about 70% public equity investment and 30% fixed income investment, with less than 1% in alternative investments (such as private equity).

In order to reduce further the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities, we are making further changes to our investment strategy to reduce the proportion of public equity investments and increase the proportion of assets in alternative investments.  Our new target asset allocation, which we expect to reach within the next five years, is about 30% public equity investments, 45% fixed income investments, and up to 25% alternative investments (e.g., private equity, real estate, and absolute-return strategies).  This new target allocation will be used in the development of our year-end 2007 assumption for long-term return on assets for the U.S. pension fund.  Similar strategies and target asset allocations are being evaluated for our overseas plans and will be adopted as appropriate.

NOTE 11. SEGMENT INFORMATION

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Total Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/Mazda	Other	Total
THIRD QUARTER 2007
Sales/Revenues
External customer	$16,505	$2,064	$18,569	$8,328	$7,408	$15,736	$1,965	$—	$36,270
Intersegment	93	—	93	88	67	155	—	—	248
Income
Income/(Loss) before income taxes	(693)	386	(307)	254	(93)	161	37	(603)	(712)

THIRD QUARTER 2006
Sales/Revenues
External customer	$15,380	$1,523	$16,903	$7,275	$6,490	$13,765	$1,873	$—	$32,541
Intersegment	(10)	—	(10)	183	62	245	—	—	235
Income
Income/(Loss) before income taxes	(5,740)	300	(5,440)	(34)	(2,177)	(2,211)	(16)	553	(7,114)

	Financial Services Sector (a)				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
THIRD QUARTER 2007
Sales/Revenues
External customer	$4,718	$90	$—	$4,808	$—	$41,078
Intersegment	210	7	—	217	(465)	—
Income
Income/(Loss) before income taxes	546	10	—	556	—	(156)

THIRD QUARTER 2006
Sales/Revenues
External customer	$4,489	$65	$—	$4,554	$—	$37,095
Intersegment	216	8	(1)	223	(458)	—
Income
Income/(Loss) before income taxes	730	20	—	750	—	(6,364)
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 11. SEGMENT INFORMATION (Continued)

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Total Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/Mazda	Other	Total
FIRST NINE MONTHS 2007
Sales/Revenues
External customer	$53,519	$5,174	$58,693	$26,163	$24,183	$50,346	$5,967	$—	$115,006
Intersegment	410	—	410	513	205	718	—	—	1,128
Income
Income/(Loss) before income taxes	(1,472)	754	(718)	646	764	1,410	130	(1,051)	(229)
Total assets at September 30									123,349

FIRST NINE MONTHS 2006
Sales/Revenues
External customer	$54,292	$3,974	$58,266	$21,575	$21,383	$42,958	$6,089	$—	$107,313
Intersegment	401	—	401	707	176	883	4	—	1,288
Income
Income/(Loss) before income taxes	(9,972)	547	(9,425)	193	(2,208)	(2,015)	204	306	(10,930)
Total assets at September 30									113,926

	Financial Services Sector (a)				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
FIRST NINE MONTHS 2007
Sales/Revenues
External customer	$13,112	$221	$—	$13,333	$—	$128,339
Intersegment	651	21	(6)	666	(1,794)	—
Income
Income/(Loss) before income taxes	952	3	—	955	—	726
Total assets at September 30	162,245	10,620	(10,193)	162,672	(1,438)	284,583

FIRST NINE MONTHS 2006
Sales/Revenues
External customer	$12,252	$197	$—	$12,449	$—	$119,762
Intersegment	528	24	(4)	548	(1,836)	—
Income
Income/(Loss) before income taxes	1,547	3	—	1,550	—	(9,380)
Total assets at September 30	163,017	10,632	(9,456)	164,193	(994)	277,125
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 12. GUARANTEES

The fair values of guarantees and indemnifications during 2007 and 2006 are recorded in the financial statements and are de minimis.

At September 30, 2007, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and objectives.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the primary obligor to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $8.8 million.

On December 15, 2006, we entered into an agreement (the "Credit Agreement") which provides for a seven-year $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion.  We and certain of our domestic subsidiaries that constitute a substantial portion of our domestic Automotive assets (excluding cash) are guarantors under the Credit Agreement, and future material domestic subsidiaries will become guarantors when formed or acquired.  For further discussion of this Credit Agreement, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz").  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction and deferred a portion of the gain recognized on the sale in an amount equal to the fair value of the guarantee.  As of September 30, 2007, the deferred gain related to the letters of credit was $19 million, which represents the estimated fair value of our guarantee.  For further discussion of these letters of credit, see Note 27 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

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

We also have guarantees outstanding associated with our wholly-owned subsidiary trust, Ford Motor Company Capital Trust II.  On August 3, 2007, we completed a conversion offer related to our Trust Preferred Securities.  For further discussion of the conversion see Note 14 of the Notes to the Financial Statements in our Second Quarter 2007 Form 10-Q Report.  For further discussion of our Trust Preferred Securities see Notes 15 and 20 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

Indemnifications.  We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated.  During the third quarter of 2007, there were no significant changes to our indemnifications.

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

	First Nine Months
	2007	2006
Beginning balance	$5,995	$6,243
Payments made during the period	(2,819)	(3,071)
Changes in accrual related to warranties issued during the period	2,569	2,598
Changes in accrual related to pre-existing warranties	(434)	133
Foreign currency translation and other	239	121
Ending balance	$5,550	$6,024

Item 1. Financial Statements (Continued)

Extended Service Plans.  Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

NOTE 13. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net income/(loss)	$(380)	$(5,248)	$88	$(6,988)
Other comprehensive income/(loss)
Foreign currency translation	872	36	1,558	1,503
Employee benefit related	(131)	(9)	(678)	1,137
Gain/(Loss) on derivative instruments	141	(431)	(266)	249
Net holding gain/(loss)	(8)	22	(40)	6
Total other comprehensive income/(loss)	874	(382)	574	2,895
Total comprehensive income/(loss)	$494	$(5,630)	$662	$(4,093)

Item 1. Financial Statements (Continued)

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2007, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 6 of the Notes to the Financial Statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2007, we expressed an unqualified opinion (with explanatory paragraphs relating to changes in the method of accounting for conditional asset retirement obligations in 2005 and the method of accounting for defined benefit pension and other postretirement plans, the timing of the annual goodwill and other intangible assets impairment testing, and the amortization method for special tools in 2006) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, which reflects the reclassification of the assets and liabilities of various operations as discontinued/held for sale as described in Note 7 of the accompanying consolidated financial statements as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
November 8, 2007

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $380 million or $0.19 per share of Common and Class B Stock in the third quarter of 2007, improved from a loss of $5.2 billion or $2.79 per share in the third quarter of 2006.

Results by business sector for the third quarter of 2007 and 2006 are shown below (in millions):

	Third Quarter
	2007	2006	2007 Over/ (Under) 2006
Income/(Loss) before income taxes
Automotive sector	$(712)	$(7,114)	$6,402
Financial Services sector	556	750	(194)
Total Company	(156)	(6,364)	6,208
Provision for/(Benefit from) income taxes	162	(1,160)	1,322
Minority interests in net income/(loss) of subsidiaries *	62	48	14
Income/(Loss) from continuing operations	(380)	(5,252)	4,872
Income/(Loss) from discontinued operations	—	4	(4)
Net income/(loss)	$(380)	$(5,248)	$4,868
_____________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $136 million and $87 million in the third quarter of 2007 and 2006, respectively.

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the third quarter 2007 and 2006 special items by segment or business unit (in millions):

	Third Quarter – Income/(Loss)
	2007	2006
Ford North America
Retiree health care curtailment gain	$213	$—
Jobs Bank Benefits and personnel-reduction programs	110	(1,030)
U.S. plant idlings (primarily fixed-asset write-offs)	5	—
Fixed asset impairment charges	—	(2,200)
Pension curtailment charges	—	(437)
Total Ford North America	328	(3,667)
Ford South America
Legal settlement relating to social welfare tax liability	—	99
Ford Europe
Personnel-reduction programs/Other	(39)	(21)
PAG
Net gains on certain undesignated hedges (relating to Jaguar and Land Rover)	37	—
Fixed asset impairment charges	—	(1,600)
Sale of Aston Martin	(1)	—
Personnel-reduction programs/Other	(32)	(69)
Ford Asia Pacific and Africa/Mazda
Personnel-reduction programs/Other	(1)	—
Impairment of equity interest in Malaysian joint venture	(10)	—
Other Automotive
Loss on conversion of Trust Preferred Securities	(632)	—
Total Automotive sector	$(350)	$(5,258)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.  We believe that the trends, particularly for year-over-year changes in profitability, cost changes and market share, generally are important and may be indicative of the direction of our business unless our disclosures indicate otherwise.

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(Loss) before income taxes for the third quarter of 2007 and 2006 are shown below (in millions):

	Third Quarter
	2007	2006	2007 Over/ (Under) 2006
Americas
Ford North America	$(693)	$(5,740)	$5,047
Ford South America	386	300	86
Total Americas	(307)	(5,440)	5,133

Ford Europe and PAG
Ford Europe	254	(34)	288
PAG*	(93)	(2,177)	2,084
Total Ford Europe and PAG	161	(2,211)	2,372

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	19	(56)	75
Mazda and Associated Operations	18	40	(22)
Total Ford Asia Pacific and Africa/Mazda	37	(16)	53

Other Automotive	(603)	553	(1,156)
Total	$(712)	$(7,114)	$6,402

*	Fot the third quarter of 2007, this includes a loss at Volvo, offset partially by a small profit at our combined Jaguar and Land Rover operations.

Details by Automotive segment or business unit of sales and wholesale unit volumes for the third quarter of 2007 and 2006 are shown below:

	Third Quarter
	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Americas
Ford North America	$16.5	$15.4	$1.1	7%	641	651	(10)	(2)%
Ford South America	2.1	1.5	0.6	36	116	101	15	15
Total Americas	18.6	16.9	1.7	10	757	752	5	1

Ford Europe and PAG
Ford Europe	8.3	7.3	1.0	14	422	426	(4)	(1)
PAG	7.4	6.5	0.9	14	171	151	20	13
Total Ford Europe and PAG	15.7	13.8	1.9	14	593	577	16	3

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	1.8	1.6	0.2	10	129	124	5	4
Mazda and Associated Operations (c)	0.2	0.2	—	—	8	14	(6)	(43)
Total Ford Asia Pacific and Africa/Mazda	2.0	1.8	0.2	5	137	138	(1)	(1)
Total	$36.3	$32.5	$3.8	11	1,487	1,467	20	1
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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 51,000 and 38,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AutoAlliance International, Inc. ("AAI").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2007 and 2006, along with the level of dealer stocks as of September 30, 2007 and 2006, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	13.4%	15.5%	(2.1)	pts.	538	652	(114)
South America (b) (c)	10.4	11.5	(1.1)		30	38	(8)
Europe (b) (d)	8.7	8.5	0.2		299	295	4
PAG -- U.S./Europe (d)	1.1/ 2.2	1.0/ 2.1	0.1/ 0.1		35/62	35/51	— /11
Asia Pacific and Africa (b) (e) (f)	2.4	2.5	(0.1)		54	58	(4)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2007 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe 2007 market share is based, in part, on estimated vehicle registrations for our 19 major European markets (described in "Item 1. Business" of our 2006 Form 10-K Report).
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

Overall Automotive Sector

The improvement in earnings primarily reflected the non-recurrence of 2006 impairment charges related to our long-lived assets in Ford North America ($2.2 billion) and Jaguar and Land Rover operations ($1.6 billion), higher net pricing (about $1.3 billion), lower charges for Jobs Bank Benefits and personnel-reduction programs (about $1.1 billion), and favorable cost changes (about $600 million).  These factors were offset partially by a loss (about $600 million) on the conversion of 43% of our Trust Preferred Securities.  See "First Nine Months Results of Operations – Automotive Sector" for a discussion of cost changes.

The increase in revenues primarily reflected higher net pricing, changes in currency exchange rates, and improved product mix.

Americas

Ford North America Segment.  The improvement in earnings primarily reflected the non-recurrence of 2006 impairment charges related to our long-lived assets, lower charges for Jobs Bank Benefits and personnel-reduction programs, higher net pricing, improved product mix, and the non-recurrence of 2006 pension curtailment charges.  These factors were offset partially by unfavorable changes in currency exchange.

Ford South America Segment.  The increase in earnings was more than explained by higher net pricing and improved volume and mix, offset partially by the non-recurrence of a 2006 gain associated with a legal settlement relating to a social welfare tax liability.

Ford Europe and PAG

Ford Europe Segment.  The improvement in results primarily reflected favorable cost changes and higher net pricing, offset partially by unfavorable changes in volume and mix.  The favorable cost changes primarily reflected lower warranty-related costs and net product costs.

PAG Segment.  The improvement in earnings was more than explained by the non-recurrence of 2006 impairment charges related to our long-lived assets at our Jaguar and Land Rover operations, favorable cost changes, improved volume and mix, and higher net pricing, offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected reductions in warranty-related costs (mainly the result of the non-recurrence of adverse 2006 adjustments to warranty accruals).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The improvement in results for Ford Asia Pacific and Africa primarily reflected favorable cost changes and higher net pricing, offset partially by unfavorable changes in product mix (primarily in Australia).  The favorable cost changes primarily reflected reductions in manufacturing and engineering costs, advertising and sales promotion costs, warranty-related costs, and net product costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected our share of a decrease in net earnings in Mazda.

Other Automotive

The decline in results primarily reflected a loss on the conversion of 43% of our Trust Preferred Securities and lower tax-related interest adjustments on settlements from 2006.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the third quarter of 2007 and 2006 are shown below (in millions):

	Third Quarter
	2007	2006	2007 Over/(Under) 2006

Ford Credit	$546	$730	$(184)
Other Financial Services	10	20	(10)
Total	$556	$750	$(194)

Ford Credit

The decrease in earnings primarily reflected higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions (about $100 million), unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $100 million), and lower financing margin primarily related to higher borrowing costs (about $100 million).  These factors were offset partially by a gain related to the sale of a majority of Ford Credit's interest in Volvofinans and lower operating costs (totaling about $100 million).

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	September 30, 2007	December 31, 2006	2007 Over/(Under) 2006

On-Balance Sheet (including on-balance sheet securitizations) *	$140.8	$135.3	$5.5
Securitized Off-Balance Sheet	7.6	12.2	(4.6)
Managed	$148.4	$147.5	$0.9

Serviced	$149.5	$149.5	$—
__________
*
At September 30, 2007 and December 31, 2006, includes finance receivables of $58.8 billion and $56.5 billion, respectively, which have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at September 30, 2007 and December 31, 2006, includes net investment in operating leases of $17.1 billion and $15.2 billion, respectively, which have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The increase in managed receivables from year-end 2006 primarily reflected changes in currency exchange rates and higher U.S. net investment in operating leases, offset partially by lower U.S. retail installment and wholesale receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows Ford Credit's worldwide credit losses net of recoveries (which are referred to as charge-offs) and loss-to-receivables ratios (which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period) for the periods shown:

	Third Quarter
	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet	$184	$140	$44
Managed	200	161	39

Loss-to-Receivables Ratios
On-Balance Sheet	0.53%	0.41%	0.12	pts.
Managed	0.54	0.43	0.11

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher loss severity consistent with an increase in amount financed for vehicles repossessed in our portfolio, and a higher mix of 72-month contracts.

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

	September 30, 2007	December 31, 2006	2007 Over/(Under) 2006

Allowance for credit losses (in millions)	$1,011	$1,110	$(99)
Allowance as a percentage of end-of-period receivables	0.71%	0.81%	(0.10)	pts.

The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.  Reductions in Ford Credit's allowance for credit losses since the end of 2006 are consistent with a higher-quality retail installment and lease portfolio.  Certain of Ford Credit's key credit loss metrics (repossession ratio, over-60 day delinquency ratio and new bankruptcy filings) are near historically low levels.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Our worldwide net profit was $88 million or $0.05 per share of Common and Class B Stock in the first nine months of 2007, improved from a loss of $7 billion or $3.73 per share in the first nine months of 2006.

Results by business sector for the first nine months of 2007 and 2006 are shown below (in millions):

	First Nine Months
	2007	2006	2007 Over/ (Under) 2006
Income/(Loss) before income taxes
Automotive sector	$(229)	$(10,930)	$10,701
Financial Services sector	955	1,550	(595)
Total Company	726	(9,380)	10,106
Provision for/(Benefit from) income taxes	467	(2,506)	2,973
Minority interests in net income/(loss) of subsidiaries *	205	126	79
Income/(Loss) from continuing operations	54	(7,000)	7,054
Income/(Loss) from discontinued operations	34	12	22
Net income/(loss)	$88	$(6,988)	$7,076
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The increase in Minority interests in net income/(loss) of subsidiaries primarily reflected higher tax expense in 2006 related to tax law changes in the country of Turkey.  The pre-tax results for Ford Otosan were $372 million and $349 million in the first nine months of 2007 and 2006, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the first nine months 2007 and 2006 special items by segment or business unit (in millions):

	First Nine Months – Income/(Loss)
	2007	2006
Ford North America
Retiree health care curtailment gain	$1,321	$—
U.S. plant idlings (primarily fixed-asset write-offs)	5	(281)
Fixed asset impairment charges	—	(2,200)
Pension curtailment charges	(175)	(1,340)
Jobs Bank Benefits and personnel-reduction programs	(709)	(2,847)
Total Ford North America	442	(6,668)
Ford South America
Legal settlement relating to social welfare tax liability	—	110
Ford Europe
Personnel-reduction programs/Other	(128)	(44)
PAG
Net gains on certain undesignated hedges (relating to Jaguar and Land Rover)	219	—
Sale of Aston Martin (primarily the gain on sale)	213	—
Fixed asset impairment charges	—	(1,600)
Personnel-reduction programs/Other	(113)	(90)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	—	137
Impairment of equity interest in Malaysian joint venture	(10)	—
Personnel-reduction programs/Other	(11)	—
Other Automotive
Loss on conversion of Trust Preferred Securities	(632)	—
Total Automotive sector	$(20)	$(8,155)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(Loss) before income taxes for the first nine months of 2007 and 2006 are shown below (in millions):

	First Nine Months
	2007	2006	2007 Over/ (Under) 2006
Americas
Ford North America	$(1,472)	$(9,972)	$8,500
Ford South America	754	547	207
Total Americas	(718)	(9,425)	8,707

Ford Europe and PAG
Ford Europe	646	193	453
PAG	764	(2,208)	2,972
Total Ford Europe and PAG	1,410	(2,015)	3,425

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	9	(50)	59
Mazda and Associated Operations	121	254	(133)
Total Ford Asia Pacific and Africa/Mazda	130	204	(74)

Other Automotive	(1,051)	306	(1,357)
Total	$(229)	$(10,930)	$10,701

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by Automotive segment or business unit of sales and wholesale unit volumes for the first nine months of 2007 and 2006 are shown below:

	First Nine Months
	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Americas
Ford North America	$53.5	$54.3	$(0.8)	(1)%	2,171	2,425	(254)	(10)%
Ford South America	5.2	4.0	1.2	30	310	275	35	13
Total Americas	58.7	58.3	0.4	1	2,481	2,700	(219)	(8)

Ford Europe and PAG
Ford Europe	26.1	21.6	4.5	21	1,431	1,352	79	6
PAG	24.2	21.4	2.8	13	570	530	40	8
Total Ford Europe and PAG	50.3	43.0	7.3	17	2,001	1,882	119	6

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	5.3	5.1	0.2	2	390	392	(2)	(1)
Mazda and Associated Operations (c)	0.7	0.9	(0.2)	(27)	38	55	(17)	(31)
Total Ford Asia Pacific and Africa/Mazda	6.0	6.0	—	—	428	447	(19)	(4)
Total	$115.0	$107.3	$7.7	7	4,910	5,029	(119)	(2)
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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 110,000 and 143,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI.

Details of Automotive sector market share for selected markets for the first nine months of 2007 and 2006, along with the level of dealer stocks as of September 30, 2007 and 2006, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	14.7%	16.4%	(1.7)	pts.	538	652	(114)
South America (b) (c)	10.8	11.6	(0.8)		30	38	(8)
Europe (b) (d)	8.7	8.5	0.2		299	295	4
PAG -- U.S./Europe (d)	1.0/ 2.2	1.1/ 2.2	(0.1)/—		35/62	35/51	— /11
Asia Pacific and Africa (b) (e) (f)	2.2	2.4	(0.2)		54	58	(4)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2007 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe 2007 market share is based, in part, on estimated vehicle registrations for our 19 major European markets (described in "Item 1. Business" of our 2006 Form 10-K Report).
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall Automotive Sector

The improvement in earnings primarily reflected higher net pricing (about $2.6 billion), the non-recurrence of 2006 impairment charges related to our long-lived assets in Ford North America ($2.2 billion) and Jaguar and Land Rover operations ($1.6 billion), the effect of lower charges for Jobs Bank Benefits and personnel-reduction programs in North America (about $2.1 billion), favorable cost changes (about $1.8 billion), and lower pension curtailment charges (about $1.2 billion).  These factors were offset partially by unfavorable changes in currency exchange rates (about $800 million).

The increase in revenues primarily reflected improved product mix, changes in currency exchange rates, and higher net pricing, offset partially by lower volumes (primarily in North America).

The table below details our first nine months 2007 cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2007 Better/(Worse) Than 2006
Warranty-related	Primarily the non-recurrence of adverse 2006 adjustments to Jaguar and Land Rover warranty accruals, and improvements in Europe and North America.	$0.9
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants.	0.8
Pension and OPEB	Primarily the favorable impact associated with the mid-2006 implementation of our retiree health care cost sharing agreement with the UAW, ongoing improvements related to curtailments, and higher pension returns.	0.8
Spending-related	Primarily reduced depreciation resulting from 2006 asset impairments, as well as lower accelerated depreciation related to our efforts to reduce production capacity.	0.5
Overhead	Primarily staff personnel reductions.	0.4
Advertising & sales promotions	Primarily increased advertising costs.	(0.1)
Net product costs	Primarily higher costs related to regulatory requirements (e.g., diesel engine emissions) and added product features, and higher commodity costs, offset partially by material cost reductions.	(1.5)
	Total	$1.8

Americas

Ford North America Segment.  The improvement in earnings primarily reflected the non-recurrence of 2006 impairment charges related to our long-lived assets, lower charges for Jobs Bank Benefits and personnel-reduction programs, favorable net pricing, retiree health care curtailment gains related to our hourly separation programs, and lower pension curtailment charges.

Ford South America Segment.  The increase in earnings was more than explained by higher net pricing and improved volume and mix, offset partially by the non-recurrence of a 2006 gain associated with a legal settlement relating to a social welfare tax liability, and unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs and higher manufacturing and engineering costs, offset partially by lower warranty-related costs.

Ford Europe and PAG

Ford Europe Segment.  The increase in earnings was more than explained by improved volume and mix, favorable cost changes, and higher net pricing, offset partially by higher charges for personnel-reduction programs and costs associated with our U.K. plant closure.  The favorable cost changes were more than explained by reductions in warranty-related costs.

PAG Segment.  The improvement in results primarily reflected the non-recurrence of 2006 impairment charges related to our long-lived assets in our Jaguar and Land Rover operations, favorable cost changes, improved volume and mix, higher net pricing, net gains on certain undesignated hedges (relating to Jaguar and Land Rover), and the effect of our sale of Aston Martin (primarily the gain on sale), offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes were more than explained by reductions in warranty-related costs (mainly the result of the non-recurrence of adverse 2006 adjustments to warranty accruals), spending-related costs, and net product costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The improvement in results for Ford Asia Pacific and Africa primarily reflected favorable cost changes and higher net pricing, offset partially by unfavorable changes in volume and mix and unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected reductions in manufacturing and engineering costs, advertising and sales promotion costs, net product costs, overhead costs, and spending-related costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government.

Other Automotive

The decline in results primarily reflected higher interest expense and related costs associated with the higher debt levels that resulted from the financing actions taken in the fourth quarter of 2006, lower tax-related interest adjustments on settlements from 2006, and a loss on the conversion of 43% of our Trust Preferred Securities.  These unfavorable factors were offset partially by higher interest income reflecting higher average cash balances.  For additional information regarding our fourth-quarter 2006 financing actions, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the first nine months of 2007 and 2006 are shown below (in millions):

	First Nine Months
	2007	2006	2007 Over/(Under) 2006

Ford Credit	$952	$1,547	$(595)
Other Financial Services	3	3	—
Total	$955	$1,550	$(595)

Ford Credit

The decrease in earnings primarily reflected lower financing margin primarily related to higher borrowing costs (about $400 million), unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $300 million), a higher provision for credit losses primarily related to lower credit loss reserve reductions (about $200 million), and higher other costs primarily due to Ford Credit's North American business transformation initiative (about $100 million).  These factors were offset partially by lower net losses related to market valuation adjustments from derivatives (about $200 million) and lower expenses primarily reflecting improved operating costs (about $200 million).

The following table shows Ford Credit's worldwide credit losses net of recoveries (which are referred to as charge-offs) and loss-to-receivables ratios (which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period) for the periods shown:

	First Nine Months
	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet	$416	$334	$82
Managed	464	399	65

Loss-to-Receivables Ratios
On-Balance Sheet	0.40%	0.33%	0.07	pts.
Managed	0.42	0.36	0.06

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher loss severity consistent with an increase in amount financed for vehicles repossessed in its portfolio, and a higher mix of 72-month contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our strategy is to ensure that we have sufficient funding available with a high degree of certainty throughout the business cycle.  Our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.  In addition, our strategy includes maintaining large gross cash balances, having a long-dated debt maturity profile, maintaining committed credit facilities, and funding long-term liabilities over time.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees.  We include in Automotive gross cash those VEBA assets that are invested in shorter-duration fixed income investments and can be used within 18 months to pay for benefits ("short-term VEBA assets").  Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006	June 30, 2006	December 31, 2005

Cash and cash equivalents	$18.9	$17.1	$16.0	$13.5	$14.7	$13.4
Marketable securities	7.2	13.7	11.3	7.8	8.9	6.9
Loaned securities	7.8	4.6	5.3	0.6	—	3.4
Total cash, marketable securities and loaned securities	$33.9	$35.4	$32.6	$21.9	$23.6	$23.7
Securities-in-transit *	(0.4)	(0.3)	(0.5)	—	—	—
Short-term VEBA assets	2.1	2.3	1.8	1.7	—	1.4
Gross cash	$35.6	$37.4	$33.9	$23.6	$23.6	$25.1
________
*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related, and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the third quarter and first nine months of 2007 and 2006 are summarized below (in billions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Gross cash at end of period	$35.6	$23.6	$35.6	$23.6
Gross cash at beginning of period	37.4	23.6	33.9	25.1
Total change in gross cash	$(1.8)	$—	$1.7	$(1.5)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(0.6)	$(7.1)	$(0.1)	$(10.9)
Special items	0.4	5.3	—	8.1
Capital expenditures	(1.6)	(1.8)	(4.2)	(5.2)
Depreciation and special tools amortization	1.6	1.8	5.1	5.3
Changes in receivables, inventories and trade payables	(0.6)	(0.6)	—	(1.3)
Other (a)	(0.5)	(0.9)	0.9	0.2
Total operating-related cash flows	$(1.3)	$(3.3)	$1.7	$(3.8)

Other changes in cash
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(0.4)	(0.2)	(2.1)	(0.9)
Contributions to funded pension plans	(0.2)	(0.1)	(1.4)	(0.6)
Net effect of VEBA on cash	0.3	3.0	1.0	3.0
Tax refunds and tax payments from affiliates	(0.2)	0.3	1.9	0.3
Acquisitions and divestitures	0.1	0.1	1.1	0.1
Capital transactions with the Financial Services sector (b)	—	0.3	—	0.9
Dividends to shareholders	—	(0.1)	—	(0.5)
Other (c)	(0.1)	—	(0.5)	—
Total change in gross cash	$(1.8)	$—	$1.7	$(1.5)
__________
(a)
In the third quarter of 2007, Other Operating-related cash flows were primarily driven by timing differences between the expensing of marketing, warranty and other accrued liabilities and the payment of those expenses.

(b)	Primarily dividends received from Ford Credit. Beginning in 2007, Ford Credit suspended its regular dividend payments.
(c)	Primarily payments associated with changes in Automotive sector debt.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the third quarter and first nine months of 2007 and 2006 (in billions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Cash flows from operating activities of continuing operations	$3.1	$(0.3)	$5.9	$5.0
Items included in operating-related cash flows
Capital expenditures	(1.6)	(1.8)	(4.2)	(5.2)
Net transactions between Automotive and Financial Services sectors *	(0.3)	(0.1)	(0.8)	(0.6)
Net cash flows from non-designated derivatives	0.2	—	0.7	0.1
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	0.4	0.2	2.1	0.9
Net (sales)/purchases of trading securities	(3.4)	(0.1)	(1.9)	(1.8)
Contributions to funded pension plans	0.2	0.1	1.4	0.6
VEBA cash flows (reimbursements for benefits paid)	(0.5)	(1.3)	(0.8)	(2.7)
Tax refunds, tax payments, and tax receipts from affiliates	0.2	(0.3)	(1.9)	(0.3)
Other	0.4	0.3	1.2	0.2
Operating-related cash flows	$(1.3)	$(3.3)	$1.7	$(3.8)
__________
*
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Debt and Net Cash.  At September 30, 2007, our Automotive sector had total debt of about $27.7 billion, compared with $30 billion at December 31, 2006.  The reduction in debt is primarily due to the completion of a conversion offer related to the outstanding Trust Preferred Securities that settled on August 3, 2007.  As a result of this offer, approximately 43 million Trust Preferred Securities with an aggregate liquidation preference of $2.1 billion were converted into an aggregate of 194 million shares of Ford Common Stock.  The aggregate liquidation preference of the Trust Preferred Securities that remained outstanding at September 30, 2007 was $2.9 billion.

At September 30, 2007, our Automotive sector had net cash (defined as gross cash less total debt) of $7.9 billion, compared with $3.9 billion at the end of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.*  At September 30, 2007, we had $13.1 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and about $500 million of local credit facilities available to foreign Automotive affiliates.  At September 30, 2007, $11.9 billion of these facilities were available for use.  Of the lines available for use, 95% (or $11.2 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

Financial Services Sector

Ford Credit

Debt.  At September 30, 2007, unsecured long-term debt (including notes payable within one year) was $64.5 billion, down about $8 billion from year-end 2006, primarily reflecting about $16 billion of debt maturities, offset partially by about $7 billion of unsecured long-term debt issuance and about $1 billion of increase in the debt balance due to changes in currency exchange rates.  Asset-backed long-term debt (including notes payable within one year) was $44.4 billion, up about $3 billion from year-end 2006, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt.  Securitized off-balance sheet funding was $6.8 billion at September 30, 2007, down about $4 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.

Funding Strategy.  As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time.  While it continues to access the unsecured debt market, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2007 funding requirements through securitizations and to continue to expand and diversify its asset-backed funding by asset class and region.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., its partnering in Brazil for retail financing, and partnering by its subsidiary, FCE Bank plc ("FCE"), with various financial institutions in Europe for full-service leasing and retail financing).  Ford Credit is continuing to pursue such alternative business arrangements.

Consistent with the overall market, Ford Credit was impacted by volatility in the asset-backed commercial paper market during the third quarter of 2007.  As a result, Ford Credit's FCAR asset-backed commercial paper program issued a majority of its commercial paper with overnight maturities and at higher costs for a period of several weeks in late August 2007 and early September 2007.  To temporarily reduce the FCAR commercial paper outstanding (by about $3 billion), Ford Credit elected not to sell additional asset-backed securities to FCAR and called several pools of receivables backing asset-backed securities owned by FCAR.  Ford Credit has also experienced higher costs for several of its other committed liquidity programs as well as its public and private issuances.  During the third quarter of 2007, Ford Credit experienced about an $800 million reduction in its committed liquidity programs as part of its annual renewal processes.

Reductions in market capacity for the types of asset-backed commercial paper used in Ford Credit's asset-backed funding could result in increased risk to its available funding sources, particularly in the United States, Europe, and Canada, which are its largest markets for asset-backed funding.  As a result, Ford Credit may need to reduce the amount of receivables and operating leases it purchases or originates.  A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

_________________________
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan.  The following table shows Ford Credit's completed public and private term funding issuances in 2006 and through October 31, 2007, and its planned issuances for full-year 2007 (in billions):

	2007
	Full-Year Forecast	Through Oct. 31	2006 Actual
Public Transactions
Unsecured	$6 – 8	$6	$9
Securitizations (a)	6 – 7	6	14
Total public transactions	$12 – 15	$12	$23

Private Transactions (b)	$23 – 26	$21	$29
__________
(a)	Reflects new issuance; excludes whole loan sales and other structured financings.
(b)	Includes private term debt, securitizations or other structured financings and whole loan sales; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through October 31, 2007, Ford Credit had completed about $12 billion of public term funding transactions, including about $6 billion of unsecured long-term debt, about $5 billion of retail asset-backed securitizations in the United States, and about $1 billion in a public retail asset-backed securitization transaction in Germany.

Through October 31, 2007, Ford Credit had completed about $21 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets.  These private transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	September 30, 2007	December 31, 2006
Cash, cash equivalents and marketable securities (a)	$12.0	$21.8

Committed liquidity programs	35.1	35.1	(b)
Asset-backed commercial paper (FCAR)	17.3	18.6
Asset-backed commercial paper (Motown NotesSM)	—	6.0
Credit facilities	3.2	3.8
Capacity	55.6	63.5	(b)
Capacity and cash	67.6	85.3	(b)
Less: Capacity in excess of eligible receivables	(3.2)	(15.2)
Less: Cash to support on-balance sheet securitizations	(4.4)	(3.7)
Liquidity	60.0	66.4	(b)
Less: Utilization	(32.8)	(30.7)
Liquidity available for use	$27.2	$35.7	(b)
__________
(a)	Excluding marketable securities related to insurance activities.
(b)	As of January 1, 2007.

At September 30, 2007, the capacity of Ford Credit's liquidity sources (which include committed liquidity programs, asset-backed commercial paper programs, and credit facilities) and its cash totaled $67.6 billion.  Of this amount, Ford Credit could utilize $60 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations), of which $32.8 billion was utilized as of September 30, 2007, leaving $27.2 billion (including $7.6 billion of cash, cash equivalents and marketable securities, excluding marketable securities related to insurance activities) available for use.  These amounts exclude programs that are dependent on extendible asset-backed commercial paper, including its Motown Notes program and $1.4 billion of committed liquidity programs, for which there is presently a lack of investor demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents and Marketable Securities.  At September 30, 2007, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $12 billion.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and gives Ford Credit flexibility in the use of its other funding programs.  Ford Credit's cash balances include amounts to be used only to support Ford Credit's on-balance sheet securitizations of approximately $4.4 billion at September 30, 2007.

Committed Liquidity Programs. Ford Credit has entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $29.1 billion at September 30, 2007 ($16.3 billion of retail and $12.8 billion of wholesale).  These committed liquidity programs have varying maturity dates, with $20.9 billion having maturities within the next twelve months, and the balance having maturities between August 2009 and September 2011.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs.  At September 30, 2007, $15.1 billion of these commitments were in use.  These programs are extremely liquid funding sources, as Ford Credit is able to obtain funding from available capacity generally within two days.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that, at its option, can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At September 30, 2007, Ford Credit had $3.8 billion of outstanding funding in this program.

Credit Facilities.  At September 30, 2007, Ford Credit and its subsidiaries, including FCE, had $3.2 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use.  Of the lines available for use, 17% (or about $400 million) are committed through December 31, 2011, a majority are committed through June 30, 2009, and the remainder are committed for a shorter period of time.  Of the $3.2 billion, about $500 million constitute Ford Credit bank lines (about $200 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global).  The Ford Credit global credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries.  Similarly, the FCE global credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability (and that of its subsidiaries) to obtain funding.

In addition, at September 30, 2007, banks provided $17.6 billion of contractually-committed liquidity facilities to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $17.3 billion supported FCAR program and $300 million supported Motown Notes.  Of the contractually-committed liquidity facilities, 46% (or about $8 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time.  The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balances.  At September 30, 2007, $17 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $300 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of eligible assets for securitization.  The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of Ford Credit's wholesale receivables.  Ford Credit is not presently issuing Motown Notes and does not intend to use this program in the foreseeable future as there is presently a lack of demand for extendible commercial paper. At September 30, 2007, the outstanding balances were $12.3 billion for the FCAR program and zero for the Motown Notes program.

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

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2007	2006

Total debt	$133.1	$139.7
Total equity	13.0	11.8
Debt-to-equity ratio (to 1)	10.2	11.9

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2007	2006

Total debt	$133.1	$139.7
Securitized off-balance sheet receivables outstanding	7.6	12.2
Retained interest in securitized off-balance sheet receivables	(0.8)	(1.0)
Adjustments for cash, cash equivalents and marketable securities *	(12.0)	(21.8)
Adjustments for hedge accounting	—	(0.1)
Total adjusted debt	$127.9	$129.0

Total equity (including minority interest)	$13.0	$11.8
Adjustments for hedge accounting	(0.3)	(0.5)
Total adjusted equity	$12.7	$11.3

Managed debt-to-equity ratio (to 1)	10.1	11.4
__________
*	Excludes marketable securities related to insurance activities.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At September 30, 2007, Ford Credit's managed leverage was 10.1-to-1, compared with 11.4-to-1 at December 31, 2006.  See "Outlook" below for additional discussion of managed leverage levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders' Equity.  Our stockholders' equity was $1.2 billion at September 30, 2007, improved by about $4.6 billion compared with December 31, 2006.  This improvement primarily reflected the conversion of 43% of our Trust Preferred Securities into shares of Ford Common Stock, favorable changes in Retained earnings due to the adoption of FIN 48 (see Note 6 of the Notes to the Financial Statements for details of FIN 48), favorable changes in Accumulated other comprehensive income/(loss) (see Note 13 of the Notes to the Financial Statements for details of Other comprehensive income/(loss)), and favorable net income from the first nine months of 2007.

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

Ford.  In September 2007, S&P placed Ford's long-term debt on "CreditWatch" with positive implications.  There were no other changes to the ratings assigned to Ford.

Ford Credit.  In September 2007, S&P placed Ford Credit's long-term debt on "CreditWatch" with positive implications.  There were no other changes to the ratings assigned to Ford Credit.

The following chart summarizes the ratings and the outlook assigned to us as of September 30, 2007:

NRSRO RATINGS*
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC (high)	B (high)	Negative	B	R-4	Negative
Fitch	B	B-	BB	Negative	BB-	B	Negative
Moody's	B3	Caa1	Ba3	Negative	B1	NP	Negative
S&P**	B	CCC+	B+	Watch Positive	B	B-3	Watch Positive
__________
*
The SEC recognized Rating and Investment Information, Inc. ("R&I") and Japan Credit Rating Agency, Ltd. ("JCR") as NRSROs in May 2007 and September 2007, respectively.  Both agencies assign long-term issue ratings to Ford Credit's February 2005 ¥160 billion 1.71% issuance which matures in February 2008.  R&I assigns a rating of BB- with a negative outlook and JCR assigns a rating of B+ with a negative outlook.

**	S&P rates FCE long-term senior unsecured rating as B+, maintaining a one notch differential versus Ford Credit.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007 and December 31, 2006, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $7.6 billion and $12.2 billion, respectively.  At September 30, 2007 and December 31, 2006, Ford Credit's retained interests in such sold receivables were $760 million and $990 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our current projection of fourth quarter 2007 vehicle production for certain segments is as follows (in thousands):

	Fourth Quarter
	Vehicle Unit Production	2007 Over/(Under) 2006
Ford North America	645	39
Ford Europe	480	(2)
PAG	188	9

We have set and communicated the following 2007 planning assumptions and operational metrics:

Planning Assumptions	Plan	First Nine Months	Full-Year Outlook
Industry Volume (SAAR incl. heavy trucks):
–U.S. (million units)	16.8	16.5	16.3 – 16.5
–Europe (million units)	17.6	17.9	17.7 – 17.8

Operational Metrics
Compared with 2006:
Quality	Improved	Improved	Improved
Market share
–U.S.	Lower	Lower	Lower
–Other regions	Higher	Mixed	Mixed
Automotive costs (in billions)*	Better	$1.8 Better	Better

Absolute Amount (in billions):
Operating-related cash flow	Negative	$1.7 Positive	About Breakeven
Capital spending	About $7	$ 4.2	About $6
__________
*	At constant volume, mix and exchange; excluding special items.

Overall, we remain on track to meet our operational metrics for 2007, with the exception of increasing market share in regions outside of the United States, where our results are now expected to be mixed (increased in Europe, but lower in South America and China due to capacity constraints).

Our results in recent years have generally been stronger in the first half of the year than in the second half, and we expect that to be the case in 2007.  We currently anticipate substantial overall losses in the fourth quarter, more than explained by losses in North America.  Including special items, we expect full-year 2007 pre-tax results for our Automotive operations in total to be a loss, though substantially improved from full-year 2006.

Through the first nine months of 2007, we have achieved $2.3 billion toward our goal of reducing by $5 billion annual Automotive operating costs in Ford North America by year-end 2008, as compared with year-end 2005 (at constant volume, mix and exchange, excluding special items).  We expect the bulk of the remaining cost reductions to be achieved in 2008.  In 2008, we expect our structural cost reductions to continue, with improvements in many areas of the business, including manufacturing and engineering costs, spending-related costs and overhead costs. We also are anticipating lower costs associated with product content changes and a tempering of commodity cost increases, so that net product costs should also decline. Our cost reduction goal, as well as our goal of achieving profitability in Ford North America and overall Automotive operations in 2009, is based on our becoming more competitive in all areas of the business, including labor costs.  See "Item 5. Other Information" for an overview of terms of our new tentative collective bargaining agreement with the UAW.

We continue to work to sell or close the majority of our ACH facilities by the end of 2008, though as previously reported we anticipate that portions of at least one facility will remain open beyond 2008 to provide for an orderly re-sourcing of business to the supply base.  We are continuing to explore the potential sale of Jaguar and Land Rover. Discussions are progressing with selected parties who have expressed interest, and we anticipate these discussions will culminate in an agreement no later than early next year.  As previously reported, we have been conducting a strategic review of Volvo and have developed a plan.  The first priority of the plan is to improve financial performance at Volvo.  The plan also includes: enhancing Volvo's position as a global producer of premium vehicles; establishing appropriate business arrangements between Volvo and Ford-brand operations to allow Volvo to operate on a stand-alone basis in the absence of the PAG structure; and continuing to achieve synergies between Ford-brand operations and Volvo, including in areas such as product development and purchasing.  We plan to disclose Volvo's financial performance beginning with 2008 results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We now anticipate that, from 2007 through 2009, cumulative Automotive operating-related cash outflows and cumulative restructuring expenditures will be in the range of $12 billion to $14 billion, as opposed to the $17 billion initially projected.  We anticipate that about $2 billion to $3 billion of this outflow will occur during 2007.  In the 2007 – 2009 time period, our improved outflow projection primarily reflects better-than-anticipated year-to-date and projected operating results (now projected to result in operating-related cash outflow – excluding the impact of payment acceleration described below – of $2 billion to $3 billion as opposed to the $8 billion originally anticipated), as well as lower expenditures associated with our personnel separation actions (now projected to result in cash outflow of $5 billion to $6 billion, as opposed to the $7 billion originally anticipated).  These factors are expected to be offset partially by the cash impact of the acceleration of interest supplement and lease support payments to Ford Credit beginning in 2008 (originally anticipated to result in cash outflow of about $2 billion during this period, but with the acceleration – discussed below – now projected to be about $5 billion).

Excluding gains or losses from future divestitures, we anticipate full-year special items to be a charge in the range of $1 billion to $2 billion.  This projection includes a one-time, non-cash charge estimated to be approximately $1.4 billion relating to a proposed change in business practice for offering and announcing retail variable marketing incentives to our dealers.  Our present practice is to announce and commit to incentives on a quarter-by-quarter basis.  Our process change, which would occur late in the fourth quarter of 2007, would have us announce and commit to dealers to offer incentives on an annual basis.

We expect Ford Credit's 2007 pre-tax earnings to be in the range of $1.3 billion to $1.4 billion, excluding the impact of gains and losses related to market valuation adjustments from derivatives.  The lower earnings expected for full-year 2007 compared with 2006 primarily reflects higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles and costs associated with Ford Credit's North American business transformation initiative.  Ford Credit expects reductions in other operating costs to be a partial offset.  We anticipate that Ford Credit's managed receivables at year-end 2007 will be in the range of $145 billion to $150 billion.

Beginning in 2008, to reduce ongoing Automotive obligations to Ford Credit, and consistent with general industry practice, we plan to change the timing of our interest supplement and residual value support payments to Ford Credit.  Specifically, for each finance and lease contract purchased by Ford Credit from our dealers after 2007, we plan to make any applicable interest supplement or residual value support payment to Ford Credit on an upfront, lump-sum basis at the time Ford Credit purchases the contract.  This differs from our existing practice of spreading these payments over the expected life of the contracts, which will continue for contracts purchased by Ford Credit prior to 2008 (at September 30, 2007, the outstanding amount of interest supplement and lease support payments owed to Ford Credit was $6.4 billion, which is expected to be paid by the end of 2011).  The change to upfront, lump-sum payments for contracts purchased after 2007 is expected to result in the acceleration of payments totaling about $5 billion through 2009 that, under the existing practice, otherwise would have been paid after 2009.

Ford Credit plans to target managed leverage at between 11-to-1 to 12-to-1 in 2008, and, as such, plans to resume paying regular distributions or dividends beginning in 2008.  Dependent upon Ford Credit maintaining managed leverage at targeted levels, these distributions are forecast to total about $5 billion through 2009.

U.S. economic conditions have softened during the course of 2007, with headwinds for the U.S. automotive industry primarily associated with three factors:  significant decline in homebuilding, home sales, and home prices; further increases in oil and gasoline prices; and subprime mortgage contraction and associated contraction in other types of credit market activity.  The steep drop in homebuilding activity is particularly adverse to pickup sales on an ongoing basis.  Together, these adverse factors increase the risk of recession.  Of additional concern to us is the near-term impact of rising commodity prices (oil, steel, aluminum, and resins), exacerbated by the ongoing weakness in the U.S. dollar.

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

•
Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Other Postretirement Employee Benefits (Retiree Health Care and Life Insurance)

Remeasurement Assumptions.  We remeasured the U.S. hourly retiree health care plan as of September 30, 2007 as a result of a curtailment related to the termination of hourly employees.  The remeasurement (including impact of the curtailment) had no material impact on our obligation.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at September 30, 2007 was 6.18%.  As of September 30, 2007, the weighted average initial health care cost trend rate was 6%.

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

We have not yet adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 ("SFAS No. 159").  Management is assessing the potential impact of choosing to measure certain financial instruments and other items at fair value.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Second Quarter 2007 Form 10-Q Report for further discussion of this standard.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2007 and 2006 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Accordingly, you should restrict your reliance on their reports on such information.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward and option contracts as of September 30, 2007 was an asset of approximately $696 million compared to a net fair value asset of $705 million as of December 31, 2006.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying foreign currency exchange rates, would be approximately $2.1 billion at both September 30, 2007 and December 31, 2006.

Commodity Price Risk.  The net fair value of commodity forward and option contracts as of September 30, 2007 was an asset of approximately $429 million, compared to a net fair value asset of $750 million as of December 31, 2006.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity prices, would be approximately $140 million at September 30, 2007 and $200 million at December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2007, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by approximately $54 million over the next twelve months, compared with $86 million at December 31, 2006.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. During the third quarter of 2007, we launched a new accounting system for finished vehicles for Ford Europe; this system was launched at Ford North America and Jaguar in 2006.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters.

California Environmental Action (previously reported on page 29 of our 2006 Form 10-K Report).  In September 2007, the U.S. District Court for the Northern District of California dismissed the "public nuisance" case filed by the State of California against defendant automobile manufacturers (Brown v. General Motors, et al., formerly Lockyer v. General Motors, et al.), wherein California alleged that it was entitled to collect damages from automobile manufacturers related to global warming.  California has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2007, we completed a conversion offer related to the outstanding 6.50% Cumulative Convertible Trust Preferred Securities, with an aggregate liquidation preference of $5.0 billion (the "Trust Preferred Securities") of Ford Motor Company Capital Trust II.  Each Trust Preferred Security is convertible into 2.8249 shares of Ford Common Stock pursuant to the conversion terms applicable to Trust Preferred Securities.  In July 2007, we offered to holders of Trust Preferred Securities a conversion premium in the form of 1.7468 additional shares of Ford Common Stock per Trust Preferred Security converted pursuant to this offer.

On August 1, 2007, we accepted for conversion 42,543,071 Trust Preferred Securities, with an aggregate liquidation preference of $2.1 billion and representing approximately 43% of the issued and outstanding Trust Preferred Securities.  This resulted in the issuance on August 3, 2007 of an aggregate of 194,494,157 shares of Ford Common Stock, consisting of 120,179,921 shares issued pursuant to the conversion terms of the Trust Preferred Securities and 74,314,236 shares issued as the premium paid for such conversion.  We did not receive any cash proceeds as a result of the conversion offer.  All of the Trust Preferred Securities tendered for conversion pursuant to the offer were retired and cancelled upon conversion.

The conversion offer and issuance of the shares of Ford Common Stock were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such act on the basis that this offer constituted an exchange with existing security holders and no commission or other remuneration was paid to any party for soliciting such exchange.

During the third quarter of 2007, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	0	$ N/A	0	**
August 1, 2007 through August 31, 2007	2,553	8.13	0	**
September 1, 2007 through September 30, 2007	6,216	8.61	0	**
Total/Average	8,769	8.47	0
___________
*
We presently have no publicly-announced repurchase program in place.  Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to:  (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.  There were no share purchases from the Ford Motor Savings and Stock Investment Plan for Salaried Employees ("SSIP") or the Tax Efficient Savings Plan for Hourly Employees ("TESPHE").  Purchase of shares when participants in those plans elect to sell units in the Ford Stock Fund ceased as of February 9, 2007.

**	No publicly announced repurchase program in place.

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy. In September 2007, the U.S. District Court for the District of Vermont upheld Vermont's motor vehicle greenhouse gas ("GHG") rules against the charge by the Alliance of Automobile Manufacturers ("Alliance") and other plaintiffs that these rules were preempted by federal fuel economy law.  Specifically, the court held that the state GHG rules were insulated from a preemption challenge because they were subject to a waiver process under the federal Clean Air Act.  The court also held that, even if questions of federal preemption were applicable, the GHG rules should be upheld because there may be compliance avenues available to manufacturers apart from increasing fleet average fuel economy.  The Alliance is appealing the District Court's decision to the U.S. Court of Appeals for the Second Circuit.  Similar cases remain pending in federal court in California and Rhode Island; the court in the California matter has requested supplemental briefing before deciding whether or not to allow the case to proceed to trial.

By the end of 2007, we expect three federal regulatory actions related to fuel economy.  First, the Environmental Protection Agency ("EPA") is expected to issue a notice of proposed rulemaking regulating emissions of GHGs from new motor vehicles.  Second, the EPA is expected to issue a decision addressing whether California's GHG rules are entitled to a waiver under the Clean Air Act.  If the EPA grants a waiver, California's GHG rules likely will become enforceable beginning with the 2009 model year.  Third, the National Highway Traffic Safety Administration plans to issue proposed new light truck Corporate Average Fuel Economy ("CAFE") standards for model-year 2012 and beyond.  Congress also is considering, and may pass, energy legislation prescribing more stringent CAFE standards.

Tentative UAW Collective Bargaining Agreement

On November 3, 2007, we agreed in principle with the UAW on a new four-year collective bargaining agreement (the "CBA") and a separate memorandum of understanding relating to retiree health care benefits (the "MOU", and together with the CBA, the "Tentative Agreements").  The Tentative Agreements are subject to ratification by our UAW-represented employees.  The MOU is further subject to several additional conditions, including court approval of a final settlement agreement and satisfactory accounting treatment of the retiree health care benefits obligation.

Among other things, the Tentative Agreements provide for the establishment of an independent VEBA trust to provide retiree health care benefits funded by the Company principally with $6.5 billion of cash, a $3 billion principal amount second-lien secured note and a $3.3 billion principal amount convertible note (convertible into Ford Common Stock).  We believe the Tentative Agreements are fair to our employees and retirees, and will pave the way for us to increase our competitiveness in the United States.

The ratification process is anticipated to be completed on or about November 13, 2007.  In the event of ratification, we and the UAW will enter into the Tentative Agreements, and, shortly thereafter, we will hold a conference call with the investment community and media to discuss, and will file a Current Report on Form 8-K that will detail, the key terms of the Tentative Agreements.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY
(Registrant)

Date:	November 8, 2007	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 8, 2007 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report