Form 10-K
period 2007-12-31
FORD MOTOR CO
filed 2008-02-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of June 29, 2007, Ford had outstanding 1,827,947,574 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($9.42 per share), the aggregate market value of such Common Stock was $17,219,266,147.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 29, 2007 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 8, 2008 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 11, 2008, Ford had outstanding 2,136,150,054 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($6.39 per share), the aggregate market value of such Common Stock was $13,649,998,845.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________
*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 83.

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

In addition to the information about Ford and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K Report" or "Report"), extensive information about our Company can be found throughout our website located at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Code of Ethics for Directors, our Standards of Corporate Conduct for all employees, and the Charters for each of our Board Committees.  In addition, amendments to, and waivers granted to our directors and executive officers under, our Codes of Ethics, if any, will be posted in this area of our website.  These corporate governance documents can be accessed by logging onto our website and clicking on the "Investors," then "Company Information, " and then "Corporate Governance" links.

Upon accessing our website and clicking on the "Corporate Governance" link, viewers will see a list of corporate governance documents and may click on the desired document.  In addition, printed versions of our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Standards of Corporate Conduct, and the Charters for each of our Board Committees may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

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

To access our SEC reports or amendments or the Section 16 filings, log onto our website and click on the following link on each successive screen:

•	"Investors"

•	"Company Reports"

•	"U.S. S.E.C. EDGAR FILINGS"

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

Our Automotive and Financial Services segments as of December 31, 2007 are described in the table below:

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

Premier Automotive Group*
Primarily includes the sale of Premier Automotive Group ("PAG") brand vehicles (i.e., Volvo, Jaguar, and Land Rover) and related service parts throughout the world (including Europe, North and South America, Asia Pacific and Africa), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

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

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.

	Other Financial Services	Primarily includes real-estate, and vehicle-related financing/leasing of Volvo products.

*
As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, we sold Aston Martin effective May 31, 2007.  We currently are negotiating the sale of our Jaguar and Land Rover operations, which were held for sale beginning in the fourth quarter of 2007.  Beginning with the first quarter of 2008, we intend to change our segments by eliminating the PAG segment and replacing it with a segment that will consist of our Volvo operations and, until we complete the sale of our held-for-sale Jaguar and Land Rover operations, a segment consisting of our held-for-sale Jaguar and Land Rover operations.

We provide financial information (such as revenues, income, and assets) for each of these business sectors and reportable segments in three areas of this Report:  (1) "Item 6. Selected Financial Data," (2) "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and (3) Note 25 of the Notes to the Financial Statements located at the end of this Report.  Financial information relating to certain geographic areas also is included in these Notes.

ITEM 1. Business (Continued)

AUTOMOTIVE SECTOR

General

We sell cars and trucks throughout the world.  In 2007, we sold approximately 6,553,000 vehicles at wholesale throughout the world.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of wholesale unit volumes.  Our vehicle brands include Ford, Mercury, Lincoln, and Volvo; our Jaguar and Land Rover brands are held for sale as of the fourth quarter of 2007.

Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned.  At December 31, 2007, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2007*
Ford	10,963
Mercury	1,916
Lincoln	1,466
Volvo	2,369
Land Rover	1,397
Jaguar	859
__________

*
Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.  With our Jaguar and Land Rover operations held for sale as of the fourth quarter of 2007, we do not anticipate that Jaguar and Land Rover dealers and distributors will be pertinent to our disclosures going forward.

In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies, and governments.  Sales to all of our fleet customers in the United States in the aggregate have represented between 23% and 31% of our total U.S. car and truck sales for the last five years.  We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

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

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions (among other factors) over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle.  The decision whether and when to make a vehicle purchase may be affected significantly by slowing economic growth, geo-political events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel).  Accordingly, the number of cars and trucks sold (commonly referred to as "industry demand") may vary substantially from year to year.  The automotive industry is also a highly competitive, cyclical business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

ITEM 1. Business (Continued)

The profitability of our business is affected by many factors, including:

▪	Wholesale unit volumes;
▪	Margin of profit on each vehicle sold; which in turn is affected by many factors, including:
•	Mix of vehicles and options sold;
•	Costs of components and raw materials necessary for production of vehicles;
•	Level of "incentives" (e.g., price discounts) and other marketing costs;
•	Costs for customer warranty claims and additional service actions; and
•	Costs for safety, emission and fuel economy technology and equipment; and, as with other manufacturers,
▪	A high proportion of relatively fixed costs, including labor costs, such that small changes in wholesale unit volumes can significantly affect overall profitability.

In addition, our industry continues to face a very competitive pricing environment, driven in part by industry excess capacity.  For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview."

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

Seasonality.  We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped or delivered to our customer (i.e., our dealer or distributor).  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for additional discussion of revenue recognition practices.  We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., the number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail).  We experience some fluctuation in the business of a seasonal nature.  Generally, production in many markets is higher in the first half of the year to meet demand in the spring and summer, which are usually the strongest sales months of the year.  Third quarter production is typically the lowest of the year, generally reflecting the annual two-week vacation shutdown of our manufacturing facilities during this quarter.  As a result, operating results for the third quarter typically are less favorable than those of other quarters.

Raw Materials.  We purchase a wide variety of raw materials for use in production of our vehicles from numerous suppliers around the world.  These materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas), and resins (e.g., polypropylene).  We believe that  we have adequate supplies or sources of availability of the raw materials necessary to meet our needs.  However, there are always risks and uncertainties with respect to the supply of raw materials that could impact their availability in sufficient quantities to meet our needs.  See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Overview" for a discussion of commodity and energy price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk" for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis.  Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents related to the operation of our business, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 14,400 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over 5 years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  While we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

ITEM 1. Business (Continued)

Warranty Coverage and Additional Service Actions.  We presently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale.  Types of warranty coverage offered include base coverage (e.g., "bumper-to-bumper" coverage in the United States on Ford-brand vehicles for 36 months or 36,000 miles, whichever occurs first), safety restraint coverage, and corrosion coverage.  Beginning with 2007 model-year passenger cars and light trucks, Ford extended the powertrain warranty coverage offered on Ford, Lincoln and Mercury vehicles sold in the United States, Canada and select U.S. export markets (e.g., powertrain coverage for certain vehicles sold in the United States from three years or 36,000 miles to five years or 60,000 miles on Ford and Mercury brands and from four years or 50,000 miles to six years or 70,000 miles on the Lincoln brand).  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, Ford will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.

In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Estimated warranty and additional service action costs for each vehicle sold by us are accrued for at the time of sale.  Accruals for estimated warranty and additional service action costs are based on historical experience and subject to adjustment from time to time depending on actual experience.  Warranty accrual adjustments required when actual warranty claim experience differs from our estimates may have a material impact on our results.

For additional information with respect to costs for warranty and additional service actions, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and Note 28 of the Notes to the Financial Statements.

United States

Sales Data.  The following table shows U.S. industry sales of cars and trucks for the years indicated (in millions of units):

	U.S. Industry Sales*
	Years Ended December 31,
	2007	2006	2005	2004	2003

Cars	8.0	8.1	7.9	7.7	7.8
Trucks	8.5	9.0	9.6	9.6	9.2
Total	16.5	17.1	17.5	17.3	17.0
__________
*	Throughout this section, industry sales include sales of heavy trucks.

We classify cars by small, medium, large, and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles, and medium/heavy segments.  With the introduction of crossover utility vehicles ("CUVs"), however, the distinction between traditional cars and trucks has become more difficult to draw, and these vehicles are not consistently classified as either cars or trucks across vehicle manufacturers.  In the tables above and below, we have classified CUVs (i.e., vehicles with sport utility features built on a car platform) as sport utility vehicles ("SUVs").  In addition, we have classified as "premium" all of our luxury cars, regardless of size; premium SUVs and CUVs are included in "trucks."  Annually, we conduct a comprehensive review of many factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

ITEM 1. Business (Continued)

The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including domestic and foreign-based manufacturers) and Ford (including all of our brands sold in the United States) for the years indicated:

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2007	2006	2005	2004	2003
CARS
Small	20.4%	19.8%	17.9%	16.9%	17.3%
Medium	13.0	12.3	12.3	13.1	14.4
Large	7.0	7.5	7.4	6.8	6.6
Premium	7.7	7.5	7.8	7.7	7.7
Total U.S. Industry Car Sales	48.1	47.1	45.4	44.5	46.0
TRUCKS
Compact Pickup	3.2%	3.5%	3.9%	4.0%	4.4%
Bus/Van	6.6	7.8	8.1	8.5	8.2
Full-Size Pickup	13.5	13.3	14.6	14.7	14.0
SUV/CUV	26.6	25.2	25.6	26.1	25.7
Medium/Heavy	2.0	3.1	2.4	2.2	1.7
Total U.S. Industry Truck Sales	51.9	52.9	54.6	55.5	54.0
Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Mix of Sales by Segment in U.S.
	Years Ended December 31,
	2007	2006	2005	2004	2003
CARS
Small	12.0%	11.8%	10.9%	10.2%	11.4%
Medium	7.2	12.1	7.7	8.7	10.4
Large	7.8	7.7	8.3	5.0	4.8
Premium	5.9	6.4	6.3	7.1	7.5
Total Ford U.S. Car Sales	32.9	38.0	33.2	31.0	34.1
TRUCKS
Compact Pickup	2.8%	3.2%	3.8%	4.7%	6.0%
Bus/Van	6.7	8.0	8.4	8.8	8.4
Full-Size Pickup	27.2	27.7	28.8	28.2	24.3
SUV/CUV	29.8	22.5	25.3	26.9	27.0
Medium/Heavy	0.6	0.6	0.5	0.4	0.2
Total Ford U.S. Truck Sales	67.1	62.0	66.8	69.0	65.9
Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

As the tables above indicate, the shift from cars to trucks that began in the 1980's started to reverse in 2005.  Prior to 2005, both industry and Ford's truck mix generally had been increasing, reflecting higher sales of traditional, truck-based SUVs and full-size pickups.  In 2005 and 2006, however, overall industry as well as Ford's car mix trended higher, primarily due to increases in the small car segment.  In 2007, contrary to industry trends, Ford's overall car mix decreased, reflecting reduced sales to daily rental companies.  Gains in the SUV/CUV segment, largely explained by the strength of our new Ford Edge and Lincoln MKX CUVs, also contributed to this shift.

Market Share Data.  The competitive environment in the United States has intensified and is expected to continue to intensify as Japanese and Korean manufacturers increase imports to the United States and production capacity in North America.  Our principal competitors in the United States include General Motors Corporation ("General Motors"), Chrysler Corporation ("Chrysler"), Toyota Motor Corporation ("Toyota"), Honda Motor Company ("Honda"), and Nissan Motor Company ("Nissan").  The following tables show U.S. car and truck market share for Ford (including all of our brands sold in the United States), and for the other five leading vehicle manufacturers for the years indicated.

ITEM 1. Business (Continued)

The percentages in each of the following tables represent the percentage of the combined car and truck industry:

	U.S. Car Market Shares (a)
	Years Ended December 31,
	2007	2006	2005	2004	2003
Ford	5.1%	6.4%	6.1%	6.1%	6.9%
General Motors	9.8	10.0	10.2	10.7	11.6
Chrysler	4.2	4.1	4.0	3.6	3.4
Toyota	9.2	8.6	7.4	6.3	6.0
Honda	5.3	4.9	4.8	4.9	4.9
Nissan	3.9	3.2	3.3	3.0	3.0
All Other (b)	10.6	9.9	9.6	9.9	10.2
Total U.S. Car Deliveries	48.1%	47.1%	45.4%	44.5%	46.0%

	U.S. Truck Market Shares (a)
	Years Ended December 31,
	2007	2006	2005	2004	2003
Ford	10.5%	10.7%	12.1%	13.2%	13.6%
General Motors	13.6	14.1	15.6	16.4	16.4
Chrysler	8.4	8.4	9.2	9.1	9.1
Toyota	6.7	6.3	5.6	5.6	5.0
Honda	4.1	3.9	3.6	3.2	3.1
Nissan	2.6	2.8	2.9	2.7	1.7
All Other (b)	6.0	6.7	5.6	5.3	5.1
Total U.S. Truck Deliveries	51.9%	52.9%	54.6%	55.5%	54.0%

	U.S. Combined Car and Truck Market Shares (a)
	Years Ended December 31,
	2007	2006	2005	2004	2003
Ford	15.6%	17.1%	18.2%	19.3%	20.5%
General Motors	23.4	24.1	25.8	27.1	28.0
Chrysler	12.6	12.5	13.2	12.7	12.5
Toyota	15.9	14.9	13.0	11.9	11.0
Honda	9.4	8.8	8.4	8.1	8.0
Nissan	6.5	6.0	6.2	5.7	4.7
All Other (b)	16.6	16.6	15.2	15.2	15.3
Total U.S. Car and Truck Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%
__________

(a)	All U.S. sales data are based on publicly available information from the media and trade publications.
(b)
"All Other" includes primarily companies based in Korea, other Japanese manufacturers and various European manufacturers, and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.

Our decline in overall market share is primarily the result of several factors, including increased competition, an industry shift away from our traditionally stronger segments (e.g., traditional SUVs and full-size pickups), reduced vehicle sales to daily rental companies, and the discontinuation of a number of our vehicle lines over the last several years.

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

	Ford Fleet Sales
	Years Ended December 31,
	2007	2006	2005	2004	2003
Daily Rental Units	311	453	450	429	444
Commercial and Other Units	275	287	263	248	227
Government Units	158	162	141	133	124
Total Fleet Units	744	902	854	810	795
Percent of Ford's total U.S. car and truck sales	29%	31%	27%	24%	23%

Lower fleet sales in 2007 primarily reflected planned reductions in sales to daily rental car companies, and elimination of the former Ford Taurus sedan and Freestar minivan.  The decrease in commercial fleet sales reflected lower industry volume.  We continue to maintain a leadership position in both sales and market share for government fleet sales.  We expect total fleet sales to decline slightly in 2008, primarily reflecting the continuation of our strategy to reduce sales to daily rental car companies.

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

For purposes of this discussion, 2007 market data are based on estimated registrations currently available; percentage change is measured from actual 2006 registrations.  We track industry sales in Europe for the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland.  In 2007, vehicle manufacturers sold approximately 18 million cars and trucks in the 19 markets we track in Europe, up 1.3% from 2006 levels.  Ford's combined car and truck market share in Europe (including all of our brands sold in Europe) in 2007 was 10.9% (up 0.2 percentage points from 2006).

Britain and Germany are our highest-volume markets within Europe.  Any change in the British or German market has a significant effect on our total European automotive profits.  For 2007 compared with 2006, total industry sales were up 2.5% in Britain, and down 7.7% in Germany.  Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2007 was 19.5% in Britain (down 0.3 percentage points from the previous year), and 8.0% in Germany (down 0.2 percentage points from the previous year).

Although not included in the primary 19 markets above, several additional markets the region contribute to our Ford Europe segment results.  Ford's share of the Turkish market decreased by 0.4 percentage points to 16.7% – nonetheless, the sixth year in a row that the Ford brand has led the market in sales in Turkey.  We also are experiencing strong sales in Russia, where sales of Ford-brand vehicles increased approximately 50% to about 175,800 units in 2007.

Motor Vehicle Distribution in Europe.  On October 1, 2002, the Commission of the European Union ("Commission") adopted a new regulation that changed the way motor vehicles are sold and repaired throughout the European Community (the "Block Exemption Regulation").  Under the Block Exemption Regulation, manufacturers had the choice to either operate an "exclusive" distribution system with exclusive dealer sales territories, but with the possibility of sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory, or a "selective" distribution system.  These rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

We, as well as the vast majority of the other automotive manufacturers, have elected to establish a "selective" distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers.  Within this regulation, the Commission also has adopted sweeping changes to the repair industry, and while a manufacturer may continue to require the use of its parts in warranty and recall work, repair facilities may use parts made by others that are of comparable quality for all other repair work.  We have negotiated and implemented Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation applies with respect to all of our dealers.

With these rules, the Commission intended to increase competition and narrow price differences from country to country.  The Block Exemption Regulation has contributed and continues to contribute to an increasingly competitive market for vehicles and parts and ongoing price convergence.  This has contributed to an increase in marketing expenses, thus negatively affecting the profitability of our Ford Europe and PAG segments.  We anticipate that this trend may continue as dealers and parts suppliers become increasingly organized and established.  The current Block Exemption Regulation expires on May 31, 2010.

ITEM 1. Business (Continued)

Other Markets

Canada and Mexico.  Canada and Mexico also are important markets for us.  In Canada, industry sales of new cars and trucks in 2007 were approximately 1.69 million units, up 1.5% from 2006 levels.  Industry sales of new cars and trucks in Mexico for 2007 were approximately 1.1 million units, down 2.8% from 2006.  Our combined car and truck market share (including all of our brands sold in these markets) in 2007 was 14.0% in Canada (down 0.6 percentage points from the previous year), and 13.7% in Mexico (down 2.2 percentage points from the previous year).

South America.  Brazil, Argentina and Venezuela are our principal markets in South America.  Industry sales in 2007 were approximately 2.5 million units in Brazil (up 27.8% from 2006), approximately 557,000 units in Argentina (up 26.8% from 2006), and approximately 492,000 units in Venezuela (up 46.6% from 2006).  Our combined car and truck share in these markets was 10.8% in Brazil (down 0.6 percentage points from 2006), 13.7% in Argentina (down 0.9 percentage points from 2006), and 15.2% in Venezuela (down 3.2 percentage points from 2006).

Asia Pacific.  Australia, China, India, South Africa, and Taiwan are our principal markets in this region.  Industry sales in 2007 were approximately 1.1 million units in Australia (up 9% from 2006), approximately 9.1 million units in China (up 24% from 2006), approximately 2 million units in India (up 13% from 2006), approximately 600,000 units in South Africa (down 5% from 2006), and approximately 300,000 units in Taiwan (down 11% from 2006).  Our combined car and truck share in these markets (including sales of all of our brands, and market share for certain unconsolidated affiliates particularly in China) was 11.2% in Australia (down 1.6 percentage points from 2006), 2.4% in China (up 0.1 percentage points from 2006), 1.9% in India (down 0.5 percentage points from 2006), 12.4% in South Africa (down 0.4 percentage points from 2006) and 15.3% in Taiwan (down 1.8 percentage points from 2006).  Our principal competition in the Asia Pacific region has been the Japanese manufacturers.  We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.  We have an ownership interest in Mazda Motor Corporation ("Mazda") of approximately 33.4%, and account for Mazda on an equity basis.

We are in the process of significantly increasing our presence in China, with more investment in manufacturing capacity, introduction of new products and expansion of distribution channels.  Our joint venture, Changan Ford Mazda Automobile Corporation, Ltd. ("CFMA"), located in Chongqing, began producing Ford vehicles in 2003.  CFMA's Chongqing plant has production capacity of about 250,000 units per year.  We opened a second assembly plant and a new engine plant located in Nanjing in 2007, with initial capacity of about 160,000 units annually, boosting our total annual passenger car production capacity in China to more than 410,000 vehicles.  In addition, our Jiangling Motors Corporation, Ltd. joint venture has operations in Nanchang and assembles light commercial vehicles for distribution in China.  We continue to operate a purchasing office in China to procure components for operations outside of China.  For additional discussion of our joint ventures, see "Item 2. Properties."

ITEM 1. Business (Continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Ford Motor Credit Company LLC ("Ford Credit") offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit’s primary financing products fall into the following three categories:

•
Retail financing.  Purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers – primarily vehicle leasing companies and fleet purchasers – to purchase or lease vehicle fleets;

•	Wholesale financing. Making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing. Making loans to dealers for working capital, improvements to dealership facilities, and to purchase or finance dealership real estate.

Ford Credit also services the finance receivables and leases that it originates and purchases, makes loans to our affiliates, purchases certain receivables from us and our subsidiaries, and provides insurance services related to its financing programs.  Ford Credit’s revenues are earned primarily from payments made under retail installment sale contracts and retail leases (including interest supplements and other support payments it receives from us on special rate financing programs), and from payments made under wholesale and other dealer loan financing programs.

Ford Credit does business in all states in the United States and in all provinces in Canada through automotive dealer financing branches and regional business centers.  Outside of the United States, FCE Bank plc ("FCE") is Ford Credit’s largest operation.  FCE's primary business is to support the sale of our vehicles in Europe through our dealer network.  FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany and most other European countries.  Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions.  In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

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

	Years Ended December 31,
	2007	2006	2005
United States
Financing share – Ford, Lincoln and Mercury
Retail installment and lease	38%	44%	37%
Wholesale	78	80	81
Europe
Financing share – Ford
Retail installment and lease	26%	27%	28%
Wholesale	96	95	96

The decrease in Ford Credit's retail financing share in the United States in 2007 compared with 2006 primarily reflected changes in our marketing programs that resulted in a reduced use of special-rate financing through Ford Credit.  For a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."  For a discussion of how Ford Credit manages its financial market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

ITEM 1. Business (Continued)

We routinely sponsor special-rate financing programs available only through Ford Credit.  Pursuant to these programs, we make interest supplement or other support payments to Ford Credit.  These programs increase Ford Credit's financing volume and share of financing sales of our vehicles.  See Note 1 of the Notes to the Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for more information about these support payments.

We have in place a profit maintenance agreement with Ford Credit that requires us to maintain consolidated income before income taxes and net income at specified minimum levels.  In addition, Ford Credit has an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level.  No payments were made pursuant to either of these agreements during the 2005 through 2007 periods.

GOVERNMENTAL STANDARDS

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere.  In addition, manufacturing and other automotive assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances.

Mobile Source Emissions Control

U.S. Requirements – Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States.  The current ("Tier 2") emissions regulations promulgated by the U.S. Environmental Protection Agency ("EPA") set standards for cars and light trucks that grow increasingly more stringent through the 2009 model year.  The Tier 2 emissions standards also extend durability requirements for emissions components to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified).  These standards present compliance challenges and make it more costly and difficult to utilize light-duty diesel technology, which in turn restricts our ability to improve fuel economy for purposes of satisfying Corporate Average Fuel Economy ("CAFE") standards.

The EPA also has promulgated new standards and requirements for EPA-defined "heavy-duty" vehicles and engines (those vehicles with 8,500-14,000 pounds gross vehicle weight) that went into effect for the 2007 model year for diesel engines and the 2008 model year for gasoline engines.  These standards and requirements include more stringent evaporative hydrocarbon standards for gasoline vehicles, and more stringent exhaust emission standards for all vehicles.  In order to meet the new diesel standards, manufacturers must employ new after-treatment technologies, such as diesel particulate filters, which require periodic customer maintenance.  These technologies add significant cost to the emissions control system, and present potential issues associated with consumer acceptance.  The EPA and manufacturers are engaged in discussions over the vehicle technologies for maintenance and emissions control and the warning systems that will be used to alert motorists to the need for maintenance to these systems.

U.S. Requirements – California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from the EPA to establish unique emissions control standards; each new or modified proposal requires a new waiver of preemption from the EPA.  California has received a waiver from the EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB").  CARB's current "LEV II" emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements.  Like the EPA's Tier 2 emissions standards, CARB's LEV II vehicle emissions standards also present a difficult engineering challenge, and impose even greater barriers to the use of light-duty diesel technology.  CARB is expected to promulgate increasingly more stringent standards in the next several years.

In 2004, CARB enacted standards limiting emissions of "greenhouse" gases (e.g., carbon dioxide) from new motor vehicles.  CARB asserts that its vehicle emissions regulations provide authority for it to adopt such standards.  Vehicle manufacturers are seeking through federal litigation to invalidate these regulations on the grounds that greenhouse gas standards are functionally equivalent to fuel economy standards and thus preempted by the federal fuel economy law and/or the federal Clean Air Act.  Issues associated with greenhouse gas regulation are discussed more fully in the "Motor Vehicle Fuel Economy" section below.

ITEM 1. Business (Continued)

Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs"), which emit no regulated pollutants.  Typically, the only vehicles capable of meeting these requirements are battery-powered vehicles, which have had narrow consumer appeal due to their limited range, reduced functionality, and high cost.

The ZEV mandate initially required that a specified percentage of each manufacturer's vehicles produced for sale in California be ZEVs.  Over time, the regulations were modified to reflect the fact that the development of battery-electric technology progressed at a slower pace than anticipated by CARB.  In 2003, CARB adopted amendments to the ZEV mandate that shifted the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions.  The rules also give some credit for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions.  In addition, the rules provide a compliance path pursuant to which the auto industry would need to produce specified numbers of zero-emission fuel cell vehicles.  In the aggregate, the rules call for production by the industry of 250 zero-emission fuel cell vehicles by the 2008 model year, 2,500 more in the 2009-2011 model-year period, and 25,000 more in the 2012-2014 model-year period.

Although the 2003 amendments appear to reflect a recognition by CARB that battery-electric vehicles do not currently have the potential to achieve widespread consumer acceptance, the rules still require manufacturers to produce a substantial number of either battery-electric or fuel cell vehicles in the 2012 model year and beyond.  There are substantial questions about the feasibility of producing the required number of zero-emission fuel cell vehicles, due to the substantial engineering challenges and high costs associated with this technology.  It is also doubtful whether the market will support the number of required ZEVs.  Due to the engineering challenges, the high cost of the technology, infrastructure needs, and other issues, it does not appear that mass production of fuel cell vehicles will be commercially feasible for years to come.

In accordance with CARB's ZEV regulations, a panel of independent experts undertook a review of the feasibility of the ZEV requirements and issued its findings in 2007.  The panel found that both battery-electric and fuel cell vehicles will be in a pre-commercial stage through 2015, and that they are not likely to be produced in large volumes in that time frame due to issues of technology and cost.  In response to the panel's findings, CARB has issued a new set of proposed amendments to the ZEV mandate.  The proposal is complex, but it would have the effect of reducing the number of battery-electric or fuel cell vehicles necessary for compliance, while putting a new emphasis on plug-in hybrids (i.e., hybrid vehicles capable of short trips on battery-electric power alone) and hydrogen internal combustion engine vehicles.  CARB currently plans to hold a hearing in March 2008 to finalize revisions to the ZEV mandate.  Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on our sales volume and profits.  For example, we could be required to curtail the sale of non-ZEVs or offer to sell ZEVs, advanced-technology vehicles, and PZEVs well below cost in order to comply.

The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California's motor vehicle emissions standards no later than two years before the affected model year.  In addition to California, twelve states, primarily located in the Northeast and Northwest, have adopted the California standards (including California's greenhouse gas provisions).  Ten of these states also adopted the ZEV requirements.  These twelve states, together with California, account for more than 30% of Ford's current light-duty vehicle sales volume in the United States.  More states are in the process of adopting or considering adoption of the California standards.  Unfortunately, there are problems inherent in transferring California standards to other states, including the following:  1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents a major challenge to automobile company distribution systems; 2) market acceptance of some ZEVs varies from state to state, depending on weather and other factors; and 3) the states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

U.S. Requirements – Warranty, Recall, and On-Board Diagnostics.  The Clean Air Act permits the EPA and CARB to require manufacturers to recall and repair non-conforming vehicles (which may be identified by testing or analysis done by the manufacturer, the EPA or CARB), and we may voluntarily stop shipment of or recall non-conforming vehicles.  The costs of related repairs or inspections associated with such recalls, or a stop-shipment order, could be substantial.  In December 2007 CARB finalized a new set of regulations governing warranty reporting and field actions.  The new rules provide for mandatory remedial action (typically either recall or an extended warranty) if warranty claims and failure rates on emissions-related components reach specified thresholds, even if the vehicles in the field continue to comply with all applicable emissions standards.  CARB's decision to disconnect field action decisions from the emissions performance of the vehicles is unprecedented, and is likely to lead to an increase in the number and cost of field actions relating to emissions-related components.  Various industry entities submitted comments during the rulemaking process questioning the statutory authority for these new rules.  In January 2008, an aftermarket trade association initiated litigation seeking to overturn certain aspects of the new regulations.  It is possible that other challenges will follow.

ITEM 1. Business (Continued)

Both CARB and the EPA also have adopted on-board diagnostic ("OBD") regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the "check engine" light) of any malfunction.  These regulations have become extremely complicated, and creation of a compliant system requires substantial engineering resources.  CARB's OBD rules for vehicles under 14,000 pounds gross vehicle weight include a variety of requirements that phase in between the 2006 and 2010 model years.  CARB also has adopted engine manufacturer diagnostic requirements for heavy-duty gasoline and diesel engines that apply to the 2007 to 2009 model years, and additional OBD requirements for vehicles over 14,000 pounds gross vehicle weight in model years 2010 and beyond.  The EPA's OBD rules are generally less stringent than CARB's, so manufacturers typically design for compliance with CARB's requirements in order to avoid designing two systems.  The complexity of the OBD requirements and the difficulties of meeting all of the monitoring conditions and thresholds make OBD approval one of the most challenging aspects of certifying vehicles for emissions compliance.  CARB regulations provide for automatic recalls of vehicles that fail to comply with specified OBD requirements.  In addition, many other states have implemented OBD tests as part of their inspection and maintenance programs.  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.

European Requirements.  European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new emissions standards ("Stage IV Standards") were applied to new passenger car certifications beginning January 1, 2005, and to new passenger car registrations beginning January 1, 2006.  The comparable light commercial truck Stage III Standards and Stage IV Standards went into effect for new certifications beginning January 1, 2006, and for new registrations beginning January 1, 2007.  This directive on emissions also introduced OBD requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005).  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.  The Stage IV Standards for diesel engines have proven technologically difficult and precluded manufacturers from offering some products in time to be eligible for certain government incentive programs.

The EU commenced a program in 2004 to determine the specifics for further changes to vehicle emissions standards, and in 2007 the European Commission published a proposed law for Stage V/VI emissions.  The law would further restrict the amount of particulate and nitrogen oxide emissions allowed from diesel engines, and tighten some regulations for gasoline engines.  Stage V emissions requirements will be introduced beginning in September 2009, and Stage VI requirements will apply beginning in September 2014.  Both Stages V and VI will require the deployment of particulate trap technology, and Stage VI will require additional after-treatment for nitrogen oxides.  These technology requirements will add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles.

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe mobile source emissions regulations.  Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China has adopted the most recent European standards to be implemented in the 2008-2010 timeframe.  Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Because fleet average requirements do not apply, some vehicle emissions control systems may have to be redesigned to meet the requirements in these markets.  Furthermore, not all of these countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted.  This could lead to compliance problems, particularly if OBD or in-use surveillance requirements are implemented.  Japan has unique standards and test procedures, and is considering more stringent standards for implementation in 2009.  This may require unique emissions control systems be designed for the Japanese market.  Canadian criteria emissions regulations are aligned with U.S. federal Tier 2 requirements.

ITEM 1. Business (Continued)

Stationary Source Emissions Control

U.S. Requirements.  In the United States, the federal Clean Air Act also requires the EPA to identify "hazardous air pollutants" from various industries and promulgate rules restricting their emission.  The EPA has issued final rules for a variety of industrial categories, several of which would further regulate emissions from our U.S. operations, including engine testing, automobile surface coating, and iron casting.  These technology-based standards require some of our facilities to reduce their air emissions significantly.  Additional programs under the Clean Air Act, including Compliance Assurance Monitoring and periodic monitoring, could require our facilities to install additional emission monitoring equipment.  The cost of complying with these requirements could be substantial.

The Clean Air Act also requires the EPA to periodically review and update its National Ambient Air Quality Standards ("NAAQS"), and to designate whether counties or other local areas are in compliance with the new standards.  If an area or county does not meet the new standards ("non-attainment areas"), the state must revise its implementation plans to achieve attainment.  In 2006, the EPA issued a final rule revising the NAAQS for particulate matter.  For fine particulate matter (i.e., particles 2.5 micrometers in diameter or less), the EPA has issued a new standard that is considerably more stringent than its predecessor.  The EPA estimates that the new standard will put approximately 124 counties into non-attainment status for fine particulate matter.  With respect to coarse particulate matter (i.e., particles between 2.5 and 10 micrometers in diameter), the EPA has retained the existing standard after considering an alternative program that would have focused on urban and industrial sources.

Various parties have filed petitions for review of the final particulate-matter rules in the United States Court of Appeals for the District of Columbia Circuit, in most cases seeking more stringent standards that would create even more new non-attainment areas.  The Alliance of Automobile Manufacturers (an industry trade group made up of nine leading automotive manufacturers including BMW Group, Chrysler, Ford, General Motors, Mazda, Mitsubishi Motors, Porsche, Toyota and Volkswagen (the "Alliance")) has intervened to oppose further changes to the EPA's final rule.  Even under the final rule as issued, the new non-attainment areas will need to revise their implementation plans to require additional emissions control equipment and impose more stringent permit requirements on facilities in those areas.  The cost of complying with these requirements could be substantial.  The EPA is currently in the process of considering revisions to the ozone NAAQS that could have significant implications for both stationary and mobile emissions sources.

European Requirements.  In Europe, environmental legislation is driven by EU law, in most cases in the form of EU directives that must be converted into national legislation.  All of our European plants are located in the EU region, with the exception of one in St. Petersburg, Russia.  One of the core EU directives is the Directive on Integrated Pollution Prevention Control ("IPPC").  The IPPC regulates the permit process for facilities, and thus the allowed emissions from these facilities.  As in the United States, engine testing, surface coating, casting operations, and boiler houses all fall under this regime.  The Solvent Emission Directive which came into effect in October 2007 primarily affects vehicle manufacturing plants, which must upgrade their paint shops to meet the new requirements.  The cost of complying with these requirements could be substantial.

Periodic emission reporting also is required of EU Member States, in most cases defined in the permits of the facility.  The Release and Transfer Register requires more reporting regarding emissions into air, water and soil than its precursor.  The information required by these reporting systems is publicly available on the Internet.

Motor Vehicle Safety

U.S. Requirements.  The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways.  First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA").  Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards.  Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns.  A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard.  Should we or NHTSA determine that either a safety defect or a noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.  As of January 22, 2008, there were pending before NHTSA four investigations relating to alleged safety defects or potential compliance issues in our vehicles.

ITEM 1. Business (Continued)

The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users ("SAFETEA-LU") was signed into law in 2005.  SAFETEA-LU establishes a number of substantive, safety-related rulemaking mandates for NHTSA that can be expected to result in new regulations and product content requirements.

The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000.  The TREAD Act required NHTSA to establish several regulations, including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects.  Various groups have challenged the categorical determination by NHTSA that certain areas of data, including warranty claim information, field reports, and consumer complaint information, were granted a presumption of confidentiality under the TREAD Act early warning reporting requirements.  Since that time, the United States District Court for the District of Columbia has ruled that, while NHTSA had the authority to make these categorical determinations, it did not provide adequate public notice and opportunity to comment in so doing.  NHTSA addressed this issue in a final rule published on October 18, 2007 that re-established class distinctions.  However, the pending litigation may yet result in the eventual publication of information (such as death and injury accident information) that manufacturers have been submitting to NHTSA under the TREAD Act's early warning reporting rules.

Foreign Requirements.  Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles, and are likely to adopt additional or more stringent standards in the future.  Recent examples of such legislation include an increase in the scope of existing pedestrian protection legislation, and the introduction of a requirement that all vehicles include mandatory dedicated daytime running lamps.  As previously reported, the European Automobile Manufacturers Association (also known in Europe as "ACEA"), of which Ford is a member, made voluntary commitments in 2001 and 2006 to introduce a range of safety measures to improve pedestrian protection, and to increase the deployment of seatbelt reminder systems and electronic stability control systems.

Motor Vehicle Fuel Economy

Ford's ability to comply with CAFE or greenhouse gas emissions standards depends heavily on the alignment of those standards with actual consumer demand, as well as adequate lead time to make the necessary product changes.  Ford has plans to increase the fuel economy of its vehicles through the deployment of various fuel-saving technologies, some of which have been announced publicly, and through a shift in its fleet mix toward smaller and lighter vehicles.  Even given these plans, there are limits on Ford's ability to achieve required fuel economy increases in its vehicles in a given time frame.  These limits relate to the costs and effectiveness of the available technologies; consumer acceptance of the new technologies and of changes in fleet mix; the willingness of consumers to absorb the additional costs of new technologies; the appropriateness (or lack thereof) of certain technologies for use in particular vehicles; and the human and engineering resources necessary to deploy new technologies across a wide range of products and powertrains in a short time.  If consumers continue to demand vehicles that are relatively large, have high performance, and/or are feature-laden, while regulatory standards require the production of vehicles that are smaller and more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

U.S. Requirements – Federal Standards.  Federal law requires that vehicles meet minimum corporate average fuel economy standards set by NHTSA.  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

Federal law established a passenger car CAFE standard of 27.5 miles per gallon for 1985 and later model years.  By rule, NHTSA has set light-truck CAFE standards of 21.6 miles per gallon for model year 2006, and 22.2 miles per gallon for model year 2007.  In 2006, NHTSA issued a final rule changing the structure of the light-truck fuel economy standards for model year 2008 and beyond.  The final rule employs a new "reformed" approach to fuel economy standards in which each manufacturer's CAFE obligation is based on the specific mix of vehicles it sells.  A manufacturer's light truck CAFE is now calculated on a basis that relates fuel economy targets to vehicle size.  These fuel economy targets become increasingly stringent with each new model year.  In model year 2011 and beyond, the truck CAFE standards will apply for the first time to certain classes of heavier passenger vehicles (SUVs and passenger vans with a gross vehicle weight between 8,500 and 10,000 pounds, or with a gross vehicle weight below 8,500 pounds and a curb weight above 6,000 pounds).

ITEM 1. Business (Continued)

A number of groups filed petitions seeking judicial review of the 2006 light truck rule.  These petitions for review were consolidated into one case in the United States Court of Appeals for the Ninth Circuit.  In November 2007, the Ninth Circuit found some aspects of EPA’s light truck CAFE rules to be arbitrary and capricious and remanded the rules back to NHTSA for expedited rulemaking.  Among the defects in NHTSA's rulemaking, according to the Court, were NHTSA's failure to prepare an environmental impact statement; NHTSA's decision to exclude certain trucks from CAFE standards; NHTSA's inclusion of certain vehicles in the truck fleet rather than the car fleet; and NHTSA's methodology for conducting its cost-benefit analysis of the standards.  The remand may lead to revisions that increase the effective stringency of the rules, probably beginning with the 2011 model year.  However, NHTSA's new CAFE rules will also be affected by the CAFE provisions of the new energy legislation discussed below, which may supersede some parts of the Ninth Circuit decision.

In December 2007, Congress enacted new energy legislation restructuring the CAFE program and requiring NHTSA to set new CAFE standards beginning with the 2011 model year.  The key features of the bill are as follows:  1) it maintains the current distinction between cars and trucks; 2) it requires NHTSA to set "reformed" CAFE standards for cars along the lines of the reformed truck standards described above; 3) it calls for NHTSA to set car and truck standards such that the combined fleet of cars and trucks in the U.S. achieves a 35 mile per gallon fleet average by model year 2020; 4) it allows manufacturers to trade credits among their CAFE fleets; and 5) it retains CAFE credits for the manufacture of flexible-fuel vehicles, but phases them out by model year 2020.  Domestic passenger cars also are subject to a minimum fleet average of the greater of 27.5 miles per gallon or 92% of NHTSA's projected fleet average fuel economy for domestic and imported passenger cars for that model year.  In early 2008, NHTSA is expected to issue a proposed rule setting light truck CAFE standards for model year 2012 and beyond, based on the provisions of the new law.  A proposed rule setting new car CAFE standards is expected to follow.

Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other greenhouse gas emissions on the global climate.  In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act.  This is functionally equivalent to imposing fuel economy standards, since the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed.  The petitioners later filed suit in an effort to compel a formal response from the EPA.  In August 2003, the EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and only NHTSA is authorized to regulate fuel economy under the CAFE law.  A number of states, cities, and environmental groups filed for review of the EPA's decision in the U.S. Court of Appeals for the District of Columbia Circuit.  A coalition of states and industry trade groups, including the Alliance, intervened in support of the EPA's decision. In July 2005, the Court held that the EPA had exercised reasonable discretion in determining not to regulate carbon dioxide as a pollutant.

The matter was appealed, and in April 2007 the U.S. Supreme Court ruled that greenhouse gases constitute "air pollutants" subject to regulation pursuant to the Clean Air Act.  The ruling did not specifically require the EPA to regulate greenhouse gases; rather, it directed the EPA to either issue an "endangerment" finding pursuant to the Clean Air Act (that greenhouse gases endanger public health or welfare), or explain why it could not or would not do so.  In the wake of this ruling, the Bush Administration announced its intention to promulgate new federal rules regulating greenhouse gas emissions from motor vehicles.  President Bush signed an Executive Order directing the Department of Transportation, the Department of Energy, and the EPA to cooperate in this effort.  This may lead to a new federal program for regulating greenhouse gases from new motor vehicles in addition to the existing CAFE program, which already constrains vehicle greenhouse gases emissions by setting standards for fleet average fuel economy.  The stringency of such a program may depend, at least in part, on the specific conclusions reached by the EPA in its endangerment analysis.  If such a new federal program were adopted, its impact on us would depend upon the structure of the program and the nature of the standards.  Potentially, such a program could have effects similar to a significant increase in CAFE standards.  The EPA is reportedly reevaluating its plans for federal greenhouse gas rules in light of the passage of the new energy legislation described above.

ITEM 1. Business (Continued)

U.S. Requirements – California and Other State Standards.  In July 2002, California enacted Assembly Bill 1493 ("AB 1493"), a law mandating that CARB promulgate greenhouse gas standards for light-duty vehicles beginning with model year 2009.  In September 2004, CARB adopted California greenhouse gas emissions regulations applicable to 2009-2016 model-year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA.  These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016.  The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB's underlying economic and technical analyses.

Whenever California adopts new or modified vehicle emissions standards, the state must apply to the EPA for a waiver of preemption of the new or modified standards under Section 209 of the Clean Air Act.  Since the AB 1493 rules were adopted by California as "emissions" rules under the Clean Air Act, they require this waiver of federal preemption.  In December 2007, EPA announced its intention to deny California's request for a waiver of preemption.  In January 2008, California and various other states that had adopted the California standards filed a petition for review of the EPA's decision in the U.S. Court of Appeals for the Ninth Circuit, before the EPA had even released a formal decision document.  It is anticipated that litigation over the waiver decision will take place throughout 2008.  If the EPA waiver decision is overturned via judicial review, it is possible that EPA could grant the waiver, potentially allowing California and other states to enforce the AB 1493 rules against automobile manufacturers.  In addition, because the EPA waiver decision is an administrative decision, it is possible that a new federal administration could reverse the EPA’s decision following the 2008 elections.  Several of the major presidential candidates have indicated their intent to do so, although any such decision itself would be subject to judicial review.

In addition to the question of Clean Air Act preemption, which is being addressed through the EPA's waiver decision and the ensuing litigation, there is also the question of preemption of the AB 1493 standards by the federal CAFE law.  The CAFE law prohibits states from enacting or enforcing regulations "related to" fuel economy when federal standards are in effect.  In December 2004, the Alliance and other plaintiffs (several automobile dealers, two individual automobile manufacturers, and another automotive trade association) filed suit in federal district court in California, seeking to overturn the AB 1493 standards.  The suit challenges the regulation on several bases, including preemption under the federal CAFE law.  In December 2007, the U.S. District Court ruled that the federal CAFE law does not preempt the AB 1493 rules.  The Court, however, also issued an injunction against the enforcement of the AB 1493 rules pending the issuance of an EPA waiver, which was denied as described above.  Further proceedings in this case, including a possible appeal of the CAFE preemption ruling, may depend on the progress and outcome of the litigation over the EPA's waiver decision.

Other states have adopted, or are in the process of adopting, CARB's greenhouse gas standards.  These states include New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, Washington, Maryland, New Mexico, Florida, and Arizona.  Several other states are known to be considering the adoption of such rules.

The Alliance, along with other plaintiffs, filed suit in federal court in Vermont and Rhode Island challenging those states' adoption of the California AB 1493 rules.  The Vermont case went to trial in April 2007.  In September 2007, the U.S. District Court for the District of Vermont upheld Vermont's greenhouse gas rules, finding that they were not preempted by federal fuel economy law.  Specifically, the court held that the state greenhouse gas rules were insulated from a preemption challenge because they were subject to a waiver process under the federal Clean Air Act.  The court also held that, even if questions of federal preemption were applicable, the greenhouse gas rules should be upheld because some portions of the regulations give credit for vehicle modifications that do not relate specifically to improving fleet average fuel economy.  The Alliance is appealing the District Court's decision to the U.S. Court of Appeals for the Second Circuit.  In the Rhode Island case, the District Court recently held that the case is ripe for review, and the parties will likely proceed with briefings on dispositive motions.

In September 2006, California also enacted the Global Warming Solutions Act of 2006 (also known as Assembly Bill 32 ("AB 32")).  This law mandates that statewide greenhouse gas emissions be capped at 1990 levels by the year 2020, which would represent a significant reduction from current greenhouse gas levels.  It also requires the monitoring and annual reporting of greenhouse gas emissions by all "significant" sources, and delegates authority to CARB to develop and implement greenhouse gas emissions reduction measures.  AB 32 also provides that, if the AB 1493 standards do not take effect, CARB must implement alternative regulations to control mobile sources of greenhouse gas emissions to achieve equivalent or greater reductions than mandated by AB 1493.  It is not clear at this time how this bill would be implemented.

ITEM 1. Business (Continued)

The recent changes to the light truck CAFE standards, and the anticipated new CAFE standards that will result from the passage of the energy legislation by Congress, pose very significant challenges for us.  If NHTSA builds upon its history of setting tough but reasonable CAFE standards based on a consideration of technological feasibility and economic practicability, we believe it is likely that these federal standards can be workable, albeit costly, within our business limitations.  In contrast, the state-promulgated AB 1493 rules impose fuel economy standards whose rapid rate of increase and extreme stringency are unprecedented in the history of fuel economy regulation, and which are not workable within our business limitations.  If extreme standards of this nature are imposed, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits.  Such actions would likely include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks in order to maintain compliance; and ultimately curtailing the production and sale of certain vehicles such as family-size, luxury, and high-performance cars, SUVs and "crossover" vehicles, and full-size light trucks, in order to maintain compliance.

See "Item 3. Legal Proceedings" for a discussion of the public nuisance litigation filed by the state of California against automobile manufacturers for alleged global warming damages.  Though that suit has been dismissed by the trial court, California's Attorney General has filed notice of intent to appeal.  If California were to prevail in this litigation, it could encourage similar suits in other states and municipalities.  A judgment against defendants also could result in the imposition of judicially-mandated standards for greenhouse gas emissions that could arguably supersede or augment existing fuel economy requirements; such a result could compel us to implement product restrictions and/or other costly actions as outlined above.

European Requirements.  The EU is a party to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, and has agreed to reduce greenhouse gas emissions by eight percent below 1990 levels during the 2008-2012 period.  In 1998, the EU agreed to support an environmental agreement with ACEA (of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the "ACEA Agreement").  The ACEA Agreement established an emissions target of 140 grams of carbon dioxide per kilometer ("g/km") for the average of new cars sold in the EU by the ACEA's members in 2008.  This corresponds to a 25% reduction in average carbon dioxide emissions compared to 1995.  To date, the industry has made good progress, meeting an interim target for 2003 (165 – 170 grams of carbon dioxide per kilometer); however, it is now apparent that the industry will not achieve the 140 grams per kilometer target for the 2008 model year due to a number of factors, including consumer demand and the challenges associated with implementing various fuel-saving technologies.

In 2005, ACEA and the European Commission reviewed the potential for additional carbon dioxide reductions, with the goal of achieving the EU's objective of 120 g/km by 2012.  The discussions have advanced using the concept of an integrated approach to further reductions, involving the oil industry and other sectors.  In 2007, the discussions suggested a 120 g/km overall target, with a vehicle target of 130 g/km and complementary measures making up the other 10 g/km in emissions reductions.  In December 2007, the European Commission issued a proposal to regulate vehicle carbon dioxide from 2012 at a fleet average of 130 g/km, using a sliding scale based on vehicle weight.  This provides different targets for each manufacturer based on their respective fleets of vehicles, weight and carbon dioxide output.  For manufacturers failing to meet their targets, a penalty system is proposed of €20 per each g/km shortfall in 2012, rising to €95 in 2015.  Manufacturers would be permitted to use a pooling agreement between owned brands to share or minimize the burden.  Further pooling agreements between different manufacturers would also be allowed, although such agreements could not be exclusive and would have to be open to all automobile manufacturers.  This proposal is likely to be finalized by the European Parliament in 2008 or 2009.  Some European countries are considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures.  For example, the U.K. introduced a vehicle excise duty and company car taxation based on carbon dioxide emissions in 2001, and other member states such as France and Portugal have announced their intention to adopt carbon dioxide-based taxes for passenger cars.  The 2007 European Commission announcement is likely to trigger further fiscal measures.

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

ITEM 1. Business (Continued)

Following considerable discussion, the Canadian automobile industry signed a Memorandum of Understanding ("MOU") dated April 5, 2005, with the Canadian government in which the industry voluntarily committed to reduce the growth in greenhouse gas emissions from the Canadian vehicle fleet by 5.3 megatons ("Mt") by 2010 (which slightly exceeds the government's 5.2 Mt target under its Kyoto Protocol Climate Change Action Plan).  The MOU contains the following interim targets for the entire Canadian automobile industry:  2.4 Mt reduction by 2007, total reduction of 3.0 Mt in 2008, total reduction of 3.9 Mt in 2009 and the full 5.3 Mt reduction in 2010.  Pursuant to the MOU, a committee of industry and government representatives has been established to monitor the industry's overall compliance with the annual MOU targets.

The Canadian federal government recently proclaimed its Motor Vehicle Fuel Consumption Standards Act.  Regulations are expected to align Canadian requirements with dominant US standards and are to be in place by model year 2011.

European Chemicals Policy

The European Commission finalized its regulatory framework in December 2006 for a single system to register, evaluate, and authorize the use of chemicals with a production volume above one ton per year ("REACH").  The rules took effect on June 1, 2007, with a preparatory period through June 1, 2008 followed by a six-month pre-registration phase.  Compliance with the legislation is likely to be administratively burdensome for all entities in the supply chain, and research and development resources may be redirected from "market-drive" to "REACH-driven" activities.  The regulation also may accelerate restriction or banning of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.  We are implementing and ensuring compliance within Ford and our suppliers through a common implementing strategy together with the global automotive industry.

Pollution Control Costs

During the period 2008 through 2012, we expect to spend approximately $249 million on our North American and European facilities to comply with stationary source air and water pollution and hazardous waste control standards which are now in effect or are scheduled to come into effect during this period.  Of this total, we currently estimate spending approximately $54 million in 2008 and $49 million in 2009.  These amounts exclude projections for the Jaguar and Land Rover business units, which were held for sale as of the fourth quarter of 2007.  Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

ITEM 1. Business (Continued)

EMPLOYMENT DATA

The approximate number of individuals employed by us and our consolidated entities (including entities we do not control) at December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Business Unit
Automotive
The Americas
Ford North America	94	128
Ford South America	14	13
Ford Europe and PAG
Ford Europe	68	66
PAG	42	45
Ford Asia Pacific and Africa	17	18
Financial Services
Ford Motor Credit Company	11	13
Total	246	283

The decrease in employment levels primarily reflects implementation of our personnel-reduction programs in North America.

Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements.  In the United States, approximately 99% of these unionized hourly employees in our Automotive sector are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW" or "United Automobile Workers").  Approximately two percent of our U.S. salaried employees are represented by unions.  Most hourly employees and many non-management salaried employees of our subsidiaries outside of the United States also are represented by unions.

We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW" or "Canadian Automobile Workers").  Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout the term of the respective agreements, and provide for significant employment security, subject to certain conditions.  As a practical matter, these agreements may restrict our ability to close plants and divest businesses during the terms of the agreements.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation – Overview" for discussion of our recently-negotiated UAW agreement.  This agreement with the UAW expires on September 14, 2011.  Our agreement with the CAW expires on September 16, 2008.  Historically, negotiation of new collective bargaining agreements with the UAW and CAW typically resulted in increases in wages and benefits, including retirement benefits.

In 2007, we negotiated new Ford collective bargaining agreements with labor unions in Belgium, Brazil, France, Mexico, New Zealand, Russia, Southern Africa, Taiwan, Thailand, United States (hourly and salaried), Venezuela and Vietnam.  We also negotiated collective bargaining agreements at our Land Rover (Britain) and Volvo (Sweden) affiliates.

In 2008, we are or will be negotiating new collective bargaining agreements with labor unions in Argentina, Brazil, Britain, Canada, France, Germany, Mexico, New Zealand, Romania, Russia, Taiwan, and Thailand, as well as our Volvo (U.S.) affiliate.

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

During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts:  $7.5 billion (2007), $7.2 billion (2006), and $8 billion (2005) .  Any customer-sponsored research and development activities that we conduct are not material.

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Continued decline in market share.  Our market share has declined in many regions of the world over the last year.  Our overall market share in the United States, including PAG-brand vehicles, has declined in each of the past five years, from 20.5% in 2003 to 15.6% in 2007.  Because a high proportion of our costs are fixed, these share declines and resulting volume reductions have had an adverse impact on our results of operations.  While we are attempting to stabilize our market share and reduce our capacity over time through the restructuring actions described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," we cannot be certain that we will be successful.  Continued declines in our market share could have a substantial adverse effect on our results of operations and financial condition.

Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors.  The global automotive industry is intensely competitive, with overall manufacturing capacity far exceeding current demand.  For example, according to CSM Worldwide, the global automotive industry is estimated to have had excess capacity of 16.8 million units in 2007.  Industry overcapacity has resulted in many of our principal competitors offering marketing incentives on vehicles in an attempt to maintain and grow market share.  These marketing incentives have included a combination of subsidized financing or leasing programs, price rebates and other incentives.  As a result, we have not necessarily been able to increase prices sufficiently to offset higher costs of marketing incentives or other cost increases (e.g., for commodities or health care) or the impact of adverse currency fluctuations in either the U.S. or European markets.  While we, General Motors and Chrysler have each announced plans to reduce capacity significantly, these reductions will take several years to complete and will only partially address the industry's overcapacity problems.  A continuation or increase in these trends could have a substantial adverse effect on our results of operations and financial condition.

An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles in the United States.  Trucks and SUVs historically have represented some of our most profitable vehicle segments, and the segment in which we have our highest market share.  During the past few years, there has been a general shift in consumer preferences away from medium- and large-sized SUVs and trucks, which has adversely affected our overall market share and our profitability.  A continuation or acceleration of this general shift in consumer preferences away from SUVs and trucks, or a similar shift in consumer preferences away from other more profitable vehicle sales, whether because of higher fuel prices, declines in the construction industry, or otherwise, could have an increasingly adverse effect on our results of operations and financial condition.

ITEM 1A. Risk Factors (continued)

A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors.  The worldwide automotive industry is affected significantly by general economic conditions (among other factors) over which automobile manufacturers have little control.  This is especially so because vehicles are durable goods, which provide consumers significant latitude in determining whether and when to replace an existing vehicle.  The decision whether and when to make a vehicle purchase may be affected significantly by slowing economic growth, geo-political events, and other factors.  Consumer demand may vary substantially from year to year, and, in any given year, consumer demand may be affected significantly by general economic conditions, including the cost of purchasing and operating a vehicle and the availability and cost of credit and fuel.

Moreover, like other manufacturers, we have a high proportion of costs that are fixed, so relatively small changes in wholesale unit volumes may dramatically affect overall profitability.  In recent years, industry demand has remained at relatively high levels.  For 2008, we expect industry demand in the United States will soften to about 16 million units, compared with 16.5 million units in 2007.  Should industry demand soften beyond our expectations because of slowing or negative economic growth in key markets or other factors, our results of operations and financial condition could be substantially adversely affected.  For additional discussion of economic trends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview."

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

Continued or increased high prices for or reduced availability of fuel.  Continued or increased high prices for fuel or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more profitable large and luxury car and truck models, and could increase demand for relatively less profitable small cars and trucks.  Continuation or acceleration of such a trend could have a substantial adverse effect on our financial condition and results of operations.

Currency or commodity price fluctuations.  As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates.  These risks affect our Automotive and Financial Services sectors.  We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our business.  Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged.  In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable.  Substantial changes in these rates and prices could have a substantial adverse effect on our financial condition and results of operations.  For additional discussion of currency or commodity price risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor.  We and certain of our major competitors have substantial "legacy" costs (principally related to employee benefits) that put each of us at a competitive disadvantage to other competitors.  The bankruptcy or insolvency of a major competitor with substantial "legacy" costs could result in that competitor gaining a significant cost advantage (by eliminating or reducing contractual obligations to unions and other parties through bankruptcy proceedings).  In addition, the bankruptcy or insolvency of a major auto manufacturer likely could lead to substantial disruptions in the automotive supply base, which could have a substantial adverse impact on our financial condition and results of operations.

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

Labor or other constraints on our ability to restructure our business.  Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  In November 2007, we entered into a new agreement with the UAW, which expires in September 2011; our agreement with the CAW expires in September 2008 and will be renegotiated this year.  These agreements provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security, subject to certain conditions.  As a practical matter, these agreements restrict our ability to close plants and divest businesses during the terms of the agreements.  These agreements may also limit our ability to change local work rules and practices and implement other efficiency-related improvements.  Certain provisions within the UAW and CAW agreements may impede our ability to restructure our business successfully to compete more effectively in today's global marketplace.  For discussion of our restructuring plans and the anticipated impacts of our recently-negotiated agreement with the UAW, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook."

Work stoppages at Ford or supplier facilities or other interruptions of supplies.  A work stoppage could occur at Ford or supplier facilities, as a result of disputes under existing collective bargaining agreements with labor unions, in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons.  For example, many suppliers are experiencing financial distress, in part due to decreasing volumes and increasing raw material prices, which jeopardizes their ability to produce parts for us.  A work stoppage related to collective bargaining agreements or other reasons, at Ford or its suppliers, or an interruption or shortage of supplies for any other reason (including but not limited to financial distress, natural disaster or production difficulties affecting a supplier) could substantially adversely affect our financial condition and results of operations.

Single-source supply of components or materials.  Many components used in our vehicles are available only from a single supplier and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials.  In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.  See, for example, discussion of a supplier dispute regarding diesel engines in "Item 3. Legal Proceedings – Other Matters."

Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition.  We have two principal qualified defined benefit retirement plans in the United States.  The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  In addition, we, and certain of our subsidiaries, sponsor plans to provide other postretirement benefits for retired employees, primarily certain health care and life insurance benefits.  See Note 24 of the Notes to the Financial Statements for more information about these plans, including funded status.

ITEM 1A. Risk Factors (continued)

Our U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 ("ERISA").  Under Title IV of ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan.  One of those circumstances is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC.  Although we believe that it is not likely that the PBGC will terminate any of our plans, in the event that our U.S. pension plans were to be terminated at a time when the liabilities of the plans exceeded the assets of the plans, we would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

If our cash flows and capital resources were to be insufficient to fund our pension or postretirement health care and life insurance obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.  In addition, if our operating results and available cash were to be insufficient to meet our pension or postretirement health care and life insurance obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our pension or postretirement health care and life insurance obligations.  We might not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds might not be adequate to meet any pension and postretirement health care or life insurance obligations then due.

Inability to implement Memorandum of Understanding with UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise.  We entered into a Memorandum of Understanding ("MOU") with the UAW in November 2007 to fund and discharge retiree health care obligations.  As described in our Form 8-K Report dated November 15, 2007, implementation of the MOU is subject to the occurrence of several uncertain events in pending litigation, including class certification, settlement, court approval of a final settlement agreement and exhaustion of opportunities for appeal.  A significant delay or a materially adverse result in the pending litigation or otherwise that results in our inability to implement, or a delay in the implementation of, the MOU would adversely impact our financial condition and results of operations.

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends).  The measurement of our obligations, costs and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present values of projected future payments to all participants.  We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience (e.g., mortality and retirement rates).  To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations.  For additional discussion of our assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and Note 24 of the Notes to Financial Statements.

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

Increased safety, emissions (e.g., CO2), fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions.  The worldwide automotive industry is governed by a substantial number of governmental regulations, which often differ by state, region and country.  In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, greater vehicle safety and a desire for improved fuel economy.  For discussion of the impact of such standards on our business, see "Item 1. Governmental Standards."  Many governments also regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers and influencing their balance of payments.  The cost of complying with these requirements can be substantial, and the requirements could have a substantial adverse impact on our financial condition and results of operations.

ITEM 1A. Risk Factors (continued)

Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise.  We spend substantial resources ensuring compliance with governmental safety and other standards.  Compliance with governmental standards, however, does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk.  For example, the preemptive effect of the Federal Motor Vehicle Safety Standards is often a contested issue in litigation, and some courts have permitted liability findings even where our vehicles comply with federal law.  Furthermore, simply responding to litigation or government investigations of our compliance with regulatory standards requires significant expenditures of time and other resources.

A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts).  We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles.  If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract.  We also have entered into a small number of long-term supply contracts for raw materials (for example, precious metals used in catalytic converters) that require us to purchase a fixed percentage of mine output.  If our need for any of these raw materials were to lessen, or if a supplier's output of materials were to increase, we could be required to purchase more materials than we need.

Adverse effects on our results from a decrease in or cessation of government incentives.  We receive economic benefits from various governments related to investments we make.  These benefits may accrue from governments on the national (federal) level, as well as local levels (states, provinces, etc.).  These benefits generally take the form of tax incentives, property tax abatements, infrastructure development, subsidized training programs, and/or other operational grants and incentives, and the amounts may be significant.  A decrease in, expiration without renewal of, or other cessation of such benefits could have an adverse impact on our financial results, as well as our ability to fund new investments.

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

Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business or refinance our debt. During the next few years, we expect substantial negative operating-related cash outflows.  Future borrowings may not be available to us under our credit facilities or otherwise in amounts sufficient to enable us to pay our indebtedness and to fund our other liquidity needs.  For example, if we are unable to meet certain covenants of our $11.5 billion secured credit facility established in December 2006 (e.g., if the value of assets pledged do not exceed outstanding borrowings), we will not be able to borrow under the facility.  If our cash flow is worse than expected due to an economic recession, work stoppages, increased pension contributions or otherwise, or if we are unable to borrow under our credit facilities or otherwise for these purposes, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, reduce or delay capital investments, or seek to raise additional capital.  We may not be able to implement one or more of these alternatives on terms acceptable to us, or at all.  The terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.  Should our cash flow be worse than anticipated or we fail to achieve any of these alternatives, this could materially adversely affect our ability to repay our indebtedness and otherwise have a substantial adverse effect on our financial condition and results of operations.  For further information on our liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," and Note 16 of the Notes to the Financial Statements.

ITEM 1A. Risk Factors (continued)

Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt).  As a result of our December 2006 financing actions and our other debt, we are a highly leveraged company.  Our significant Automotive debt service obligations could have important consequences, including the following:  our high level of indebtedness could make it difficult for us to satisfy our obligations with respect to our outstanding indebtedness; our ability to obtain additional financing for working capital, capital expenditures, acquisitions, if any, or general corporate purposes may be impaired; we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes; and our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.  The more leveraged we become, the more we become exposed to the risks described herein.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Note 16 of the Notes to the Financial Statements for additional information regarding our indebtedness.

Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise.  The lowering of credit ratings for Ford and Ford Credit has increased borrowing costs and caused Ford Credit's access to the unsecured debt markets to become more restricted.  In response, Ford Credit has increased its use of securitization and other sources of liquidity.  Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption or otherwise, or a significant decline in the demand for the types of securities it offers, Ford Credit may need to reduce the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce ongoing profits and could adversely affect Ford Credit's ability to support the sale of Ford vehicles.  For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Higher-than-expected credit losses.  Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms.  Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability and used car prices) has a significant impact on Ford Credit's business.  The level of credit losses Ford Credit may experience could exceed its expectations.  For additional discussion regarding credit losses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles.  Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes of the vehicles it leases.  Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction.  Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and the quality or perceived quality, safety or reliability of the vehicles.  Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions.  All of these factors, alone or in combination, have the potential to adversely affect Ford Credit's profitability.  For additional discussion regarding residual values, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry.  Most of Ford Credit's bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources.  This process has resulted in greater competition based on financing rates.  In addition, Ford Credit is facing increased competition on wholesale financing for Ford dealers.  Competition from such competitors with lower borrowing costs may increase, which could adversely affect Ford Credit's profitability and the volume of its business.

Changes in interest rates. Ford Credit is exposed to interest rate risk, and the interest rate to which it is most exposed is U.S. dollar London Interbank Offered Rate ("LIBOR").  Ford Credit's interest rate risk exposure results principally from "re-pricing risk,'' or differences in the re-pricing characteristics of assets and liabilities.  Any inability to adequately control this exposure could adversely affect its business.

ITEM 1A. Risk Factors (continued)

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

We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness.  Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants.  Most of our distribution centers are leased (we own approximately 41% of the total square footage).  A substantial amount of our warehousing is provided by third-party providers under service contracts.  Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below.  All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space.  Substantially all of our sales offices are leased space.  Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments are shown in the table below:

Segment	Plants		Distribution Centers/Warehouses	Engineering, Research/Development	Sales Offices
Ford North America	46	*	33	37	51
Ford South America	7		–	–	–
Ford Europe	17		1	6	15
PAG	12		4	5	2
Ford Asia Pacific and Africa/Mazda	13		3	2	4
Total	95		41	50	72

*
We have announced plans to close a number of North American facilities as part of our restructuring actions; facilities that have been closed to date are not included in the table.  For further discussion of our restructuring, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview."  The table does include 11 facilities operated by our subsidiary Automotive Components Holdings, LLC ("ACH"); we have announced that we intend to sell or close essentially all ACH plants by the end of 2008.

ITEM 2. Properties (Continued)

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector.  Following are the most significant of these consolidated joint ventures and the number of plants they own:

•
AutoAlliance International ("AAI") — a 50/50 joint venture with Mazda (of which we own approximately 33.4%), which operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan.  AAI currently produces the Mazda6 and Ford Mustang models.  Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

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

•
Getrag Ford Transmissions GmbH — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations in Halewood, England; Cologne, Germany; and Bordeaux, France.  In 2004, Volvo Car Corporation ("Volvo Cars") transferred its manual transmission operations from its Köping, Sweden plant to this joint venture.  The Getrag joint venture produces manual transmissions for our operations in Europe (Ford Europe and PAG).  Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to this Getrag joint venture.  Ford employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture by Ford.  In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford.  Employees hired in the future to work in these operations will be employed directly by the joint venture.  Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford.  This joint venture operates three plants.

•
Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH ("Getrag/Dana") (60% partner) and Volvo Cars (40% partner).  In January 2004, Volvo Cars transferred to this joint venture its plant in Köping, Sweden.  The joint venture produces all-wheel drive components.  As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford Transmissions GmbH.  The hourly and salaried employees at the plant have become employees of the joint venture.

•
Tekfor Cologne GmbH ("Tekfor") — a 50/50 joint venture of Ford-Werke GmbH ("Ford-Werke") and Neumayer Tekfor GmbH, a German company, to which joint venture Ford-Werke transferred the operations of the Ford forge in Cologne.  The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  Those Ford employees who worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to Tekfor by Ford and remain Ford employees.  In the event of surplus labor at the joint venture, Ford employees assigned to Tekfor may return to Ford.  New workers at the joint venture will be hired as employees of the joint venture.  Tekfor reimburses Ford for the full cost of Ford employees assigned to the joint venture.  This joint venture operates one plant.

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

•
Ford Lio Ho Motor Company Ltd. ("FLH") — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda and Suzuki. In addition to domestic assembly, FLH also has local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from Europe and the United States.  This joint venture operates one plant.

ITEM 2. Properties (Continued)

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, unconsolidated joint ventures of which we are a partner.  These additional plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are:

•
AutoAlliance (Thailand) Co. Ltd. ("AAT") — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda's (5%), which owns and operates a manufacturing plant in Rayong, Thailand.  AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.  AAT has announced plans to build a new, highly flexible passenger car plant that will utilize state-of-the-art manufacturing technologies and will produce both Ford and Mazda badged small cars beginning in 2009.

•
Blue Diamond Truck, S de RL de CV — a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), a subsidiary of Navistar International Corporation ("Navistar").  Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution.  Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in the United States and Canada; Navistar medium-duty commercial trucks that are sold in Mexico; and a low-cab-forward, light-/medium-duty commercial truck for each of Ford and Navistar.  On September 28, 2007, International Truck and Engine Corporation provided written notice of termination of the Blue Diamond Truck joint venture effective September 28, 2009.

•
Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (6.75% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (93.25% partner), which owns and operates, among other facilities, a portion of our former Canadian castings operations, and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements for the Canadian plant, for which it is fully reimbursed by the joint venture.

•
Changan Ford Mazda Automobile Corporation, Ltd. ("CFMA") — a joint venture between Ford (35% partner), Mazda (15% partner) and the Chongqing Changan Automobile Co., Ltd. ("Changan") (50% partner).  Through its facility in the Chinese cities of Chongqing and Nanjing, CFMA produces and distributes in China the Ford Mondeo and Focus, the Mazda2, the Mazda3 and the Volvo S40.

•
Changan Ford Mazda Engine Company, Ltd. ("CFME") — a joint venture between Ford (25% partner), Mazda (25% partner) and the Chongqing Changan Automobile Co., Ltd (50% partner).  CFME is located in the City of Nanjing, and produces the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded vehicles manufactured in China.

•
Jiangling Motors Corporation, Ltd. ("JMC") — a publicly-traded company in China with Ford (30% shareholder) and Jiangxi Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangxi Jiangling Holdings, Ltd. is a 50/50 joint venture between Chongqing Changan Automobile Co., Ltd. and Jiangling Motors Company Group.  The public investors of JMC own 29% of its outstanding shares.  JMC assembles the Ford Transit van and other non-Ford-technology-based vehicles for distribution in China.

•
Ford Malaysia Sdn. Bhd. — a joint venture between Ford (49% partner) and Sime Darby Motors, a wholly-owned subsidiary of Sime Darby Berhad, a publicly-traded company (51% partner).  Ford Malaysia distributes Ford vehicles assembled by its wholly-owned subsidiary Associated Motor Industries Malaysia, Sdn. Bhd., an assembly company, including Econovan, Escape, Everest, Laser and Ranger models.

The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and more than adequate for the manufacture and assembly of our products.

The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

ITEM 3. Legal Proceedings

OVERVIEW

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of:  alleged defects in our products; governmental regulations covering safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder and investor matters; and financial reporting matters.  Some of the pending legal actions are, or purport to be, class actions.  Some of these matters may involve claims for compensatory, punitive, or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief that, if granted, would require very large expenditures.  We regularly evaluate the expected outcome of product liability litigation and other litigation matters.  We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends.  We have also accrued expenses for other litigation where losses are deemed probable and reasonably estimable.  These accruals are reflected in our financial statements.

Following is a discussion of our significant pending legal proceedings:

ASBESTOS MATTERS

Asbestos was used in brakes, clutches, and other automotive components from the early 1900s.  Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, we are a defendant in various actions for injuries claimed to have resulted from alleged contact with Ford parts and other products containing asbestos.  Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet.

Most of the asbestos litigation we face involves mechanics or other individuals who have worked on the brakes of our vehicles over the years.  We believe we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy.  We are prepared to defend these cases and, with respect to the cases alleging exposure from our brakes, believe that the scientific evidence confirms our long-standing position that mechanics and others are not at an increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

The extent of our financial exposure to asbestos litigation remains very difficult to estimate.  The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum.  The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred.  Many of these cases also involve multiple plaintiffs, and we are often unable to tell from the pleadings which of the plaintiffs are making claims against us (as opposed to other defendants).  With some variation from year to year, our annual payout and related defense costs in asbestos cases has generally been decreasing since 2003.  These costs may, however, become substantial in the future.

ITEM 3. Legal Proceedings (Continued)

ENVIRONMENTAL MATTERS

General.  We have received notices under various federal and state environmental laws that we (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling, or disposal sites in many states and, in some instances, for natural resource damages.  We also may have been a generator of hazardous substances at a number of other sites.  The amount of any such costs or damages for which we may be held responsible could be substantial.  The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles.  For many sites, however, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

Edison Assembly Plant Concrete Disposal.  During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab.  The concrete was crushed and reused by several developers as fill material at ten different off-site locations.  The New Jersey Department of Environmental Protection ("DEP") asserts that some of these locations may not have been authorized to receive the waste.  In March 2006, the DEP ordered Ford, its supplier MIG-Alberici, Inc., and the developer Edgewood Properties, Inc., to investigate, and, if appropriate, remove contaminated materials.  Ford has substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns.  In December 2007, we entered into an Administrative Consent Order with the DEP that terminated the March 2006 orders and resolved civil issues with the DEP surrounding the concrete reuse.  Pursuant to the Administrative Consent Order, we will pay approximately $460,000 for oversight costs, penalties, and environmental education projects, and we will donate emissions reduction credits to the State of New Jersey.  As previously reported, the New Jersey Attorney General's office also issued a grand jury subpoena and civil information request in March 2006.  We are fully cooperating with the Attorney General's office to resolve this matter.

California Environmental Action.  In September 2006, the California Attorney General filed a complaint in the United States District Court for the Northern District of California against Ford, General Motors, Toyota, Honda, Chrysler and Nissan, seeking monetary damages on a joint and several basis for economic and environmental harm to California caused by global warming.  The complaint alleged that cars and trucks sold in the United States constitute an environmental public nuisance under federal and California state common law.  In September 2007, the U.S. District Court for the Northern District of California dismissed the case, ruling that the federal claims constituted nonjusticiable political questions.  The Court did not address the state claims, and indicated that California could refile those claims in state court if desired.  The California Attorney General has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit.

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, the actions listed below are those (i) that have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case), and (ii) that, if resolved unfavorably to the Company, would likely involve a significant cost.

Blue Oval Certified Program Class Action.  On January 31, 2007, the United States District Court for the District of New Jersey certified a nationwide class of dealers who were franchisees of Ford Motor Company's Ford Division at any time during the period mid-2000 through March 2005.  Plaintiffs allege that Ford's Blue Oval Certified Program, which was designed to reward dealers who obtained high customer satisfaction ratings, violated the Robinson-Patman Act, the Automobile Dealer's Day in Court Act, and various state laws.  The complaint seeks injunctive and declaratory relief, and unspecified damages (including compensatory, statutory, treble, and punitive damages).  The U. S. Court of Appeals for the Third Circuit has granted our petition for leave to appeal the class certification order, and our appeal is pending.

ITEM 3. Legal Proceedings (Continued)

Canadian Export Antitrust Class Actions.  Eighty-three purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants, including Ford, General Motors, Chrysler, Toyota, Honda, Nissan, BMW Group, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association.  The federal and state complaints allege, among other things, that the manufacturers, aided by the dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  The complaints seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws.

The federal court actions have been consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine.  In early 2007, the U.S. District Court certified classes of all purchasers of new vehicles in 20 states between January 1, 2001 and April 30, 2003 for damages under various state law theories.  Our appeal of the class certification order is pending.

OTHER MATTERS

ERISA Fiduciary Litigation.  A purported class action lawsuit is pending in the United States District Court for the Eastern District of Michigan naming as defendants Ford Motor Company and several of our current or former employees and officers (Nowak, et al. v. Ford Motor Company, et al., along with three consolidated cases).  The lawsuit alleges that the defendants violated ERISA by failing to prudently and loyally manage funds held in employee savings plans sponsored by Ford.  Specifically, the plaintiffs allege (among other claims) that the defendants violated fiduciary duties owed to plan participants by continuing to offer Ford Common Stock as an investment option in the savings plans.  The defendants deny the plaintiffs' allegations, and intend to defend this matter vigorously.  Our motion to dismiss currently is pending before the court.

SEC Pension and Post-Employment Benefit Accounting Inquiry.  On October 14, 2004, the Division of Enforcement of the Securities and Exchange Commission ("SEC") notified us that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits.  We are one of several companies to have received request for information as part of this inquiry.  We have completed submission of requested information.

Diesel Engine Litigation.  In January 2007, we filed suit against the single-source supplier of diesel engines for our F-Series Super Duty and Econoline vehicles.  Among other things, we sought reimbursement for warranty and related costs involving prior model-year diesel engines supplied by International Truck and Engine Corporation ("International") (a subsidiary of Navistar International Transportation Corporation).  International countersued, asserting damages in excess of $2 billion and alleging, among other things, that we materially breached provisions of the supply agreement with regard to warranty, pricing, and exclusivity. International also filed its own suit in Cook County, Illinois, alleging breach of our diesel engine pre-development contract.  We believe that International's claims are without merit, and we intend vigorously to prosecute our claims against International and defend against this countersuit.  As part of the pending litigation, the court has issued an order requiring International to ship engines to us, and permitting us to pay a disputed price under protest, while reserving our right to pursue recovery of the disputed amount.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not required.

ITEM 4A. Executive Officers of Ford

Our executive officers and their positions and ages at February 1, 2008 are as follows:

Name	Position	Present Position Held Since	Age

William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	50

Alan Mulally (b)	President and Chief Executive Officer	September 2006	62

Michael E. Bannister	Executive Vice President –Chairman and Chief Executive Officer, Ford Motor Credit Company	October 2007	58

Lewis W. K. Booth	Executive Vice President – Ford Europe and Premier Automotive Group; Chairman – Jaguar, Land Rover, Volvo and Ford Europe	October 2005	59

Mark Fields	Executive Vice President –President, The Americas	October 2005	47

Donat R. Leclair, Jr.	Executive Vice President and Chief Financial Officer	August 2003	55

John G. Parker	Executive Vice President –Asia Pacific & Africa and Mazda	September 2006	60

James D. Farley	Group Vice President – Marketing and Communications and U.S. Marketing, Sales and Service	November 2007	45

John Fleming	Group Vice President –President and Chief Executive Officer, Ford Europe	October 2005	57

Joseph R. Hinrichs	Group Vice President – Global Manufacturing	January 2008	41

Derrick M. Kuzak	Group Vice President –Global Product Development	December 2006	56

Joe W. Laymon	Group Vice President –Corporate Human Resources and Labor Affairs	October 2003	55

J C. Mays	Group Vice President –Design and Chief Creative Officer	August 2003	53

Ziad S. Ojakli	Group Vice President –Government and Community Relations	January 2004	40

Peter J. Daniel	Senior Vice President and Controller	September 2006	60

David G. Leitch	Senior Vice President and General Counsel	April 2005	47

__________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Environmental and Public Policy Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

ITEM 4A. Executive Officers of Ford (Continued)

All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years.  Described below are the recent positions (other than those with Ford or its subsidiaries) held by those officers who have not yet been with Ford or its subsidiaries for five years:

▪
Prior to joining Ford in November 2007, Mr. Farley was Group Vice President and General Manager of Lexus, responsible for all sales, marketing and customer satisfaction activities for Toyota’s luxury brand.  Before leading Lexus, he served as group vice president of Toyota Division marketing and was responsible for all Toyota Division market planning, advertising, merchandising, sales promotion, incentives and Internet activities.

▪
Prior to joining Ford in September 2006, Mr. Mulally served as executive vice president of The Boeing Company, and president and chief executive officer of Boeing Commercial Airplanes.  Mr. Mulally also was a member of Boeing's Executive Council, and served as Boeing's senior executive in the Pacific Northwest.  He was named Boeing's president of Commercial Airplanes in September 1998; the responsibility of chief executive officer for the business unit was added in March 2001.

▪
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

▪
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

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2006 and 2007:

	2006				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Ford Common Stock price per share (a)
High	$8.96	$8.05	$9.48	$9.19	$8.97	$9.70	$9.64	$9.24
Low	7.39	6.17	6.06	6.85	7.43	7.67	7.49	6.65
Dividends per share of Ford Common and Class B Stock (b)	$0.10	$0.10	$0.05	$0.00	$0.00	$0.00	$0.00	$0.00

__________
(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

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

As of February 11, 2008, stockholders of record of Ford included 163,689 holders of Common Stock (which number does not include 1,395 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 93 holders of Class B Stock.

On December 7, 2007, we issued an aggregate of 62,000,761 shares of Ford Common Stock, par value $0.01 per share, in exchange for $441,991,000 principal amount of our 6⅜% Debentures due February 1, 2029 and $124,943,000 principal amount of our 6⅝% Debentures due October 1, 2028, beneficially owned by an institutional holder of the Debentures.  We did not receive any cash proceeds as a result of the exchange of Ford Common Stock for the Debentures, which Debentures have been retired and cancelled.  The shares of Ford Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such act on the basis that the offer constituted an exchange with an existing holder of our securities and no commission or other remuneration was paid to any party for soliciting such exchange.

During the fourth quarter of 2007, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2007 through Oct. 31, 2007	–	N/A	–	**
Nov. 1, 2007 through Nov. 30, 2007	1,540	$7.90	–	**
Dec. 1, 2007 through Dec. 31, 2007	6,787	$6.70	–	**
Total/Average	8,327	$6.92	–
________

*
We currently do not have a publicly announced repurchase program in place.  The 8,327 shares purchased were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock; (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents; or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

**	No publicly announced repurchase program in place.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except per share amounts).

	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$172,455	$160,065	$176,835	$172,255	$166,040

Income/(Loss) before income taxes	$(3,746)	$(15,074)	$1,054	$4,087	$893
Provision/(Credit) for income taxes	(1,294)	(2,655)	(855)	634	(54)
Minority interests in net income of subsidiaries	312	210	280	282	314
Income/(Loss) from continuing operations	(2,764)	(12,629)	1,629	3,171	633
Income/(Loss) from discontinued operations	41	16	62	(133)	(130)
Cumulative effects of change in accounting principle	—	—	(251)	—	(264)
Net income/(loss)	$(2,723)	$(12,613)	$1,440	$3,038	$239

Automotive Sector
Sales	$154,379	$143,249	$153,413	$147,058	$139,378
Operating income/(loss)	(4,268)	(17,944)	(4,211)	(221)	(1,056)
Income/(Loss) before income taxes	(4,970)	(17,040)	(3,899)	(200)	(1,408)

Financial Services Sector
Revenues	$18,076	$16,816	$23,422	$25,197	$26,662
Income/(Loss) before income taxes	1,224	1,966	4,953	4,287	2,301

Total Company Data Per Share of Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.88	$1.74	$0.34
Income/(Loss) from discontinued operations	0.02	0.01	0.04	(0.08)	(0.07)
Cumulative effects of change in accounting principle	—	—	(0.14)	—	(0.14)
Net income/(loss)	$(1.38)	$(6.72)	$0.78	$1.66	$0.13
Diluted:
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.86	$1.59	$0.34
Income/(Loss) from discontinued/held-for-sale operations	0.02	0.01	0.03	(0.07)	(0.07)
Cumulative effects of change in accounting principle	—	—	(0.12)	—	(0.14)
Net income/(loss)	$(1.38)	$(6.72)	$0.77	$1.52	$0.13
Cash dividends	$—	$0.25	$0.40	$0.40	$0.40

Common Stock price range (NYSE Composite)
High	$9.70	$9.48	$14.75	$17.34	$17.33
Low	6.65	6.06	7.57	12.61	6.58
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	1,979	1,879	1,846	1,830	1,832

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$118,489	$122,634	$113,825	$113,251	$111,208
Financial Services sector	169,261	169,691	162,194	189,188	195,509
Intersector elimination	(2,023)	(1,467)	(83)	(2,753)	(3,356)
Total assets	$285,727	$290,858	$275,936	$299,686	$303,361

Long-term Debt
Automotive sector	$25,777	$28,512	$16,896	$17,245	$18,752
Financial Services sector	114,478	115,859	103,080	112,080	123,655
Total long-term debt	$140,255	$144,371	$119,976	$129,325	$142,407

Stockholders' Equity	$5,628	$(3,465)	$13,442	$17,437	$13,459

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Generation of Revenue, Income and Cash

Our Automotive sector's revenue, income, and cash are generated primarily from sales of vehicles to our dealers and distributors (i.e., our customers).  Vehicles we produce generally are subject to firm orders from our customers and are deemed sold (with the proceeds from such sale recognized in revenue) immediately after they are produced and shipped or delivered to our customers.  This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option or vehicles produced for use in our own fleet (including management evaluation vehicles).  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease.  When we sell the vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value.  In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.  Therefore, except for the impact of the daily rental units sold subject to a guaranteed repurchase option, those units placed into our own fleet, and those units for which recognition of revenue is otherwise deferred, wholesale volumes to our customers and revenue from such sales are closely linked with our production.

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

Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business.  For example, Ford Credit receives interest supplements and other support cost payments from the Automotive sector in connection with special-rate vehicle financing and leasing programs that we sponsor.  Ford Credit records these payments as revenue, and, for contracts purchased prior to 2008, our Automotive sector made the related cash payments, over the expected life of the related finance receivable or operating lease.  Effective January 1, 2008, to reduce ongoing Automotive obligations to Ford Credit and to be consistent with general industry practice, we began paying interest supplements and residual value support to Ford Credit on an upfront, lump-sum basis at the time Ford Credit purchases eligible contracts from dealers.  See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors.  The Automotive sector records the estimated costs of marketing incentives, including dealer and retail customer cash payments (e.g., rebates) and costs of special rate financing and leasing programs, as a reduction to revenue.  These reductions to revenue are accrued at the later of the date the related vehicle sales to the dealer are recorded or at the date the incentive program is both approved and communicated.

Key Economic Factors and Trends Affecting the Automotive Industry

Excess Capacity.  According to CSM Worldwide, an automotive research firm, in 2007 the estimated automotive industry global production capacity for light vehicles (about 85.4 million units) exceeded global production by about 16.8 million units.  In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 17% and 11%, respectively.  According to production capacity data projected by CSM Worldwide, significant global excess capacity conditions could continue for several more years at an average of 18.4 million units per year during the 2008-2014 period.

Pricing Pressure.  Excess capacity, coupled with a proliferation of new products being introduced in key segments by the industry, will keep pressure on manufacturers' ability to increase prices on their products.  In addition, the incremental new U.S. manufacturing capacity of Japanese and Korean manufacturers in recent years has contributed, and is likely to continue to contribute, to the severe pricing pressure in that market.  For example, in 2006, Toyota completed construction of an assembly plant in Texas that is capable of producing 150,000 full-size pickup trucks annually as of 2007, and is projected to be able to produce 200,000 full-size pick-up trucks beginning in 2008, according to CSM Worldwide. The reduction of real prices for similarly contented vehicles in the United States has become more pronounced since the late 1990s, and we expect that a challenging pricing environment will continue for some time to come.  In addition, the relative weakness of the Japanese yen against the U.S. dollar, and more substantially against the euro, contributes to Japanese vehicle manufacturers' significant cost advantage, especially on exports from Japan to these markets.  In Europe, the automotive industry also has experienced intense pricing pressure for several years, exacerbated in recent years by the Block Exemption Regulation discussed in "Item 1. Business - Automotive Sector."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Spending Trends.  We expect, however, that a decline in or the inability to increase vehicle prices could be offset at least in part by the long-term trend of consumers' propensity to purchase higher-end, more expensive vehicles and/or vehicles with more features.  In the United States, for example, consumers in the highest income brackets are buying more often and are more frequently buying upscale.

Emerging markets will also contribute an increasing share of global industry volume and revenue, as growth in wholesales (i.e., volume) will be greatest in emerging markets in the next decade.  We believe, however, the mature automotive markets (e.g., North America, Western Europe, and Japan) will continue to be a significant driver of global industry revenue growth.

Health Care Expenses.  In 2007, our health care expenses (excluding special items) for U.S. employees, retirees, and their dependents were $2.2 billion, with about $1.2 billion for postretirement health care and the balance for active employee health care and other retiree expense.

For 2008, our trend assumptions for U.S. health care costs include an initial trend rate of three percent.  Over the long term, our steady-state trend rate assumption is five percent, reached in 2011; in any given year, however, the rate could be higher or lower.  These assumptions reflect our ongoing focus on health care cost control (including eligibility management, employee education and wellness programs, competitive sourcing, and employee cost sharing) and an assessment of likely long-term trends.  They do not include the impact of the recent Memorandum of Understanding with the UAW relating to retiree health care, discussed in detail in this Overview.

Commodity and Energy Price Increases.  Commodity prices, particularly for steel and resins (which are our two largest commodity exposures and among the most difficult to hedge), have continued to increase during a period of strong global demand for these materials.  In addition, energy prices also continued to increase significantly in 2007.  In particular, gasoline prices in the United States rose to levels over $3.00 per gallon during 2007.  Although prices have moderated somewhat, they are expected to remain at high levels.  This has had an adverse effect on the demand for traditional full- and medium-sized SUVs and trucks in the United States.

Currency Exchange Rate Volatility.  The U.S. dollar has depreciated against most major currencies since 2002.  This created downward margin pressure on auto manufacturers that have U.S. dollar revenue with foreign currency cost.  Because we produce vehicles in Europe (e.g., Jaguar, Land Rover, and Volvo models) for sale in the United States and produce components in Europe (e.g., engines) for use in some of our North American vehicles, we experienced margin pressure.  Although this pressure was offset partially by gains on foreign exchange derivatives, this offset declines over time due to the expiration of favorable hedges previously put in place.  We, like many other automotive manufacturers with sales in the United States and costs in foreign currencies, are not always able to price for depreciation of the U.S. dollar due to the extremely competitive pricing environment in the United States.

Other Economic Factors.  Additional factors have recently affected the performance of the automotive industry.  In the United States, 2007 was a period of a significant contraction in the housing market.  As a result, spending on new residential construction declined by 16.9% (after inflation).  This adjustment had two effects on automotive sales and revenue – directly, through its adverse effect on GDP growth, and as a contributing factor to potential softer demand for truck sales.  Both of these factors may continue to contribute to lower light vehicle sales in the United States.  In addition, during the second half of 2007, the United States experienced a subprime mortgage contraction that resulted in an associated contraction throughout the world in other types of credit market activity, which impacted adversely certain of Ford Credit's capital market funding activities.  The contraction of credit market activity appears to be continuing into 2008, which could result in higher costs of capital and generally reduced economic activity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Emissions Standards for Medium and Heavy Trucks.  New, more stringent U.S. regulatory requirements for truck emissions took effect on January 1, 2007, which increased the cost primarily of diesel engines used in medium and heavy trucks.  These standards did not apply to vehicles purchased prior to the implementation of the new regulations.  As a result, sales of medium and heavy trucks were elevated in 2006 as buyers pulled ahead orders that they would otherwise have made at a later date.  The payback from this pull-ahead demand, which may continue into 2008, contributed to a 30% year over year decline in sales of medium and heavy trucks in 2007.

Trends and Strategies

The global automotive marketplace has become increasingly fragmented and crowded, and we anticipate that this trend will continue to accelerate into the future.  Anticipating little growth in the overall volume of vehicles sold in North America for the foreseeable future, we expect more manufacturers to offer an increasing number of products in this market.  To address this market reality and the factors and trends affecting the automotive industry discussed above, and towards the end of achieving profitable growth in all markets, we have been focusing and continue to focus on the following four key priorities:

•	Aggressively restructure to operate profitably at the current demand and changing model mix;
•	Accelerate development of new products our customers want and value;
•	Finance our plan and improve our balance sheet; and
•	Work together effectively as one team.

Aggressively Restructure to Operate Profitably at the Current Demand and Changing Model Mix

To compete more effectively in today's global marketplace, and particularly in North America, we have been executing a plan to restructure aggressively our Automotive business to address the realities of lower demand, higher fuel prices and the shifting model mix from trucks and large SUVs to more fuel-efficient vehicles.

On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we referred to as the Way Forward plan.  On September 15, 2006, responding to changing facts and circumstances, we announced an acceleration of this plan, including actions designed to further reduce operating costs and increase the flow of new products.  Key elements of our plan to restructure aggressively our Automotive business include the following:

Personnel reductions

To contribute to our goal of reducing annual North America operating costs by about $5 billion by the end of 2008 as compared with 2005, over the last two years we have reduced by about 46,300 the employment levels in our Ford North America business unit.  At December 31, 2007, our Ford North America business unit had approximately 23,700 salaried employees and 64,000 hourly about employees (including 6,100 working at our ACH facilities), compared with approximately 34,500 salaried employees and 99,500 hourly employees (including 13,900 working at our ACH facilities) at December 31, 2005.  Most of these reductions were the result of offers of early retirement or separation packages to U.S. employees, including Ford employees at our ACH plants.

Although we have achieved our previously announced goal to operate with between 55,000 to 60,000 hourly non-ACH employees in North America by the end of 2008, we have embarked on additional personnel reduction actions, as announced on January 24, 2008, to achieve even lower hourly employment levels in North America. With the UAW, we are implementing an additional enterprise-wide buyout program in two phases:

•
The first phase is applicable to UAW-represented employees at select closed facilities (i.e., the Atlanta, St. Louis, Edison (NJ) and Norfolk Assembly Plants), with buyout offers running from January 22, 2008 to February 25, 2008.  Employees who accept these offers generally will be separated by March 1, 2008.

•
The second phase is applicable to all other UAW-represented employees, with buyout offers being made from February 19, 2008 to March 18, 2008.  Employees who accept these offers will be separated beginning April 1, 2008, with most separations completed by June 30, 2008 and all completed by year-end 2008.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capacity alignment

We also have reduced and realigned our vehicle assembly capacity to bring it more in line with demand and shifting customer preferences.  There are several ways to measure our vehicle assembly capacity, two of which are installed capacity and manned capacity.  Installed capacity refers to the physical capability of the plant and equipment to assemble vehicles if fully manned.  Manned capacity refers to the degree to which the installed capacity has been staffed.  In addition, in North America there generally exists the capability to work overtime or schedule downtime to adjust the manned capacity in the short term to match sales.

Since year-end 2005, we have reduced our North American manned capacity from 3.6 million units to 2.9 million units.  Reducing our manned capacity in this manner allows us to achieve major cost savings and coordinates plant closures with planned product changes, which we believe is the best economic approach.  We plan to reduce our manned capacity in North America by the end of the decade so that it closely matches projected sales of Ford, Lincoln and Mercury units.
As part of this reduction, we have closed or announced plans to close the following North American manufacturing facilities:

CLOSED:

•	Atlanta Assembly Plant (closed in 2006);
•	Essex Engine Plant (closed in 2007);
•	Maumee Stamping Plant (closed in 2007);
•	Norfolk Assembly Plant (closed in 2007);
•	St. Louis Assembly Plant (closed in 2006);
•	Windsor Casting Plant (idled in 2007); and
•	Wixom Assembly Plant (closed in 2007).

TO BE CLOSED:

•	Batavia Transmission Plant (to be closed in 2008);
•	Twin Cities Assembly Plant (to be closed in 2009); and
•	Cleveland Casting Plant (to be closed in 2010).

Additionally, we have sold or closed the ACH plants listed below, and plan to sell or close essentially all of the 11 remaining ACH plants by the end of 2008:

•	Chesterfield (Michigan) Trim Plant, which produced seat foam, closed in 2006;
•	Kansas City Regional Assembly, which performed final assembly of instrument panels, closed in 2006;
•	El Jarudo (Mexico), which produced automotive fuel rails, was sold in 2007; and
•	Converca (Mexico), which produced power transfer units, was sold in 2007.

New UAW Collective Bargaining Agreement

On November 3, 2007, we agreed in principle with the UAW on a new, four-year collective bargaining agreement ("CBA") and a separate memorandum of understanding relating to retiree health care benefits ("MOU", and together with the CBA, "Agreements").  The Agreements were ratified by our UAW-represented employees on November 14, 2007.  The MOU is subject to several additional conditions, including court approval of a final settlement agreement and satisfactory accounting treatment of the retiree health care benefits obligation.

The Agreements will enable us to increase our competitiveness in the United States through reduced retiree health care costs, more competitive wages and benefits, and improved operational flexibility.  Following are some of the significant terms of the Agreements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Retiree Health Care Benefits.  Pursuant to the MOU, we agreed with the UAW to permanently shift responsibility for providing retiree health care benefits for current and former UAW-represented employees (measured at $20.2 billion on our December 31, 2007 balance sheet) from the Company to a new retiree plan funded by a new independent Voluntary Employee Benefit Association Trust ("New VEBA").  The effective date of the MOU is anticipated to occur in the third quarter of 2008.  This date is subject to, among other conditions, federal district court approval of the final settlement agreement relating to the MOU and SEC pre-clearance of the accounting treatment of the New VEBA and our retiree health care obligation.  Implementation of the final settlement agreement relating to the MOU will not occur until the later of January 1, 2010 or exhaustion of any appeals to district court approval.

As part of the MOU, we established a Temporary Asset Account ("TAA") as of January 1, 2008 for purposes of segregating assets that will be transferred to the New VEBA.  We are obligated to transfer the following assets to the TAA:

•	cash of $2.73 billion, which we contributed to the TAA in January 2008;
•
a $3 billion principal amount secured note, which will bear interest from January 1, 2008 at 9.5% per annum, mature on January 1, 2018, and be secured on a second-lien basis with the collateral we have pledged as part of our secured Credit Agreement;

•
a $3.3 billion principal amount convertible note, which will bear interest from January 1, 2008 at 5.75% per annum, mature on January 1, 2013, and be convertible into Ford Common Stock at a conversion price of $9.20 per share; and

•
deferred cash totaling $400 million, which represents the present value amount of 15 annual installment payments of $52.3 million commencing April 1, 2008 (initial payments made to the TAA, and remaining payments made directly to the New VEBA).

TAA assets together with any earnings thereon, and the assets of our existing internal health care VEBA ($3.74 billion at December 31, 2007) together with any earnings thereon, will be transferred to the New VEBA upon implementation of the final settlement agreement.

In addition to the foregoing payments to fund the New VEBA, we are obligated to continue to make payments for ongoing retiree health care costs during 2008 and 2009, which are estimated at a total present value of about $2.3 billion.

If and when the MOU is fully implemented, the financial impact of shifting to the New VEBA our obligations to provide retiree health care benefits for our current and former UAW-represented employees is estimated to be an improvement in our ongoing annual net cash flow of about $1 billion and (subject to final valuation assumptions) a reduction in our ongoing annual health care expense of about $2 billion.

Pension Enhancements.  As part of the CBA, we agreed to enhance certain pension benefits for current and former UAW-represented employees.  These enhancements include, but are not limited to, increases in the basic monthly pension benefit for both current and future retirees of $2.00 and $2.65, respectively, per year of credited service, and lump-sum payments to current retirees of up to $700 per year over the term of the CBA.  These enhancements increased our pension benefit obligation for current and former UAW-represented employees by $1.6 billion at December 31, 2007.

Entry-Level Wage Structure.  Certain newly-hired UAW-represented hourly employees (not to exceed at any time 20% of the total number of our UAW-represented employees, subject to certain exceptions discussed below) would have wage and benefit levels below those we are currently paying existing UAW-represented employees.  These entry-level wage and benefit levels would be in the range of $26 to $31 per hour, which is about 50% of current levels (excluding retiree health care benefit costs), and are intended to be competitive with those provided by Japanese-based manufacturers to employees at their U.S. plants.  In the event that the 20% limitation is reached, employees at entry-level wages could be elevated to the then-current traditional UAW wage level; importantly, however, the benefits (including cash balance pension benefits and defined contribution health care benefits) would remain unchanged for these elevated employees.  In any event, neither entry-level employees hired into our Rawsonville or Sterling component plants, nor any entry-level employees hired to perform work in our facilities that was previously outsourced to suppliers but which is being brought back into our facilities from suppliers (i.e., "insourced"), will be counted against the 20% limitation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Job Security.  Our obligation to pay substantially full wages and benefits to idled UAW-represented employees ("Jobs Bank Benefits") continues, unless within two years from the date of the new CBA we offer an employee one job (in the case of employees at an idled facility) or two jobs (in the case of any other employee) at other Ford facilities  and that employee declines to accept the other employment at the other facility or facilities.  If these conditions are not met within the two-year period ending in November 2009, the employee will be entitled to receive Jobs Bank Benefits for the duration of the term of the current CBA until one additional alternate job offer is made.

Plant Closures.  As part of our Way Forward plan, we announced plans to idle 16 North American manufacturing facilities by the end of 2012.  As part of the Agreements, certain facilities that we had planned to idle will remain open, and we agreed not to close or sell any additional U.S. plants – beyond the manufacturing plants and ACH facilities (described above) that we had previously announced would be closed or sold – during the four-year term of the CBA.

Bonuses to UAW-Represented Hourly Employees.  We agreed to provide a lump-sum payment of $3,000 to each UAW-represented hourly employee who is on our active rolls as of the date specified in the Agreements, as well as performance and other bonus payments in the future according to a specified schedule set forth in the Agreements.  We accrued and paid most of this bonus obligation aggregating $157 million in the fourth quarter of 2007.

Accelerate Development of New Products our Customers Want and Value

As part of our acceleration of the Way Forward plan, 70 percent of Ford, Lincoln, and Mercury products (by volume) in North America will be new or significantly upgraded by the end of 2008 compared with 2006 models; these efforts will include the expansion of our product lineup in growth segments such as crossover vehicles.  We are also committed to introducing new products that customers want and value and have most recently introduced or will introduce in the next several months the following new models and products:

•
Ford North America:  the all-new (for 2007) Ford Edge and Lincoln MKX crossover models, new versions of the 2007 Ford Expedition and Lincoln Navigator models, new 2008 models of our segment-leading Ford Super Duty trucks, new versions of the 2008 Ford Escape and Mercury Mariner compact sport utility vehicles and hybrids; new versions of the 2008 Ford Focus; the all-new 2009 Ford Flex full-size crossover model; the all-new 2009 Lincoln MKS full-size sedan; and new 2009 models of our segment-leading F-150 pickup trucks.

•
Ford Europe:  the all-new Mondeo large passenger car (launched in 2007), the new Focus medium passenger car and all-new Kuga 4x4 crossover vehicle (both to be launched in early 2008), followed later in the year by the launch of our new Fiesta compact car and a new sub-compact car.

•
Volvo:  for 2007, the all-new V70 estate (i.e., wagon) and XC70 crossover and the new V50 estate and S40 sedan, and, for 2008, the all-new XC60 crossover, one of the first entries in the small premium utility segment.

•
New Vehicle Technologies:  in 2007 we introduced in select models Ford SYNC – a fully-integrated, voice-activated in-car communications and entertainment system developed in association with Microsoft Corporation.  By the end of 2008, we plan to have Ford SYNC available in nearly every Ford, Lincoln and Mercury model in North America.  In 2009, we plan to introduce on the Lincoln MKS the first of our new EcoBoost family of gasoline engines.  This engine technology combines turbo-boosting and direct fuel-injection, which will allow for engines with fewer cylinders or a smaller displacement so as to improve fuel economy by up to 20% and reduce CO2 emissions by up to 15%, while at the same time improving or maintaining (as compared with larger engines) vehicle performance (i.e., torque or acceleration).  Within the next five years we expect to produce around 500,000 vehicles with EcoBoost technology annually, which we believe will allow us to satisfy increasing consumer demand for improved fuel efficiency without sacrificing vehicle performance, and meet increasingly stringent government-mandated fuel economy and emission standards.  In addition, we are continuing to invest in other new gasoline, flexible-fuel, diesel, hydrogen, and hybrid powertrains, as well as fuel-saving six-speed transmission technology.

We plan to accelerate the development of new products designed to meet shifting consumer preferences for more fuel-efficient, smaller vehicles.  One goal, for example, is to reduce the average age of Ford-brand vehicles in North America by 35% by 2009 compared with 2006.  To facilitate this, we have reorganized our product development activities into a unified and integrated global organization that reports directly to our Chief Executive Officer, and we are developing a truly global product plan that takes full advantage of our global product development assets, technologies and people.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

By leveraging our scale, we will be able to deploy our global product development capital and engineering resources to fewer vehicle platforms, drivetrains and powertrains.  This commonality of platforms, drivetrains and powertrains, in turn, will reduce complexity in our vehicles and processes.  Moreover, as we make our investments in new products, we will continue to improve our production system's quality, productivity and flexibility.

As an example of how commonality can work for us, the new Fiesta compact car that we are introducing in Europe in 2008 also will be offered for sale in all major markets, including the United States, over the next few years.

Finance our Plan and Improve our Balance Sheet

As discussed in "Liquidity and Capital Resources – Automotive Sector" and in Note 16 of the Notes to the Financial Statements, we obtained $23.5 billion of new liquidity in December 2006, including proceeds from a convertible debt offering of $4.95 billion, proceeds from a secured term loan of $7 billion and a secured revolving credit facility of $11.5 billion.  During 2007, also as discussed in “Liquidity and Capital Resources – Automotive Sector” we took actions to reduce Automotive long-term debt by $2.7 billion and monetized our investments in certain non-core assets (e.g., Aston Martin Lagonda Group Limited ("Aston Martin") and Automotive Protection Corporation ("APCO")).  At year-end 2007, we had total Automotive liquidity, consisting of gross cash and available credit facilities, of about $46.5 billion, which we believe should allow us to fund the restructuring and product development priorities discussed above, and provide us with a cushion for a recession or other unforeseen events in the near term.

Work Together Effectively as One Team

Our global management team is focused on a single, company-wide global business plan that establishes clear performance goals for the entire Company.  We refer to this as "One Team, One Plan, One Goal."  This requires all functions – product development, purchasing, information technology, manufacturing, etc. – across the globe to work together as a single, cohesive team and be accountable to meet the performance goals established by our business plan.

To facilitate this, our senior management team meets weekly to assess our progress against the business plan goals, to identify risks to meeting and opportunities for exceeding those goals, and to make decisions about actions to take to mitigate risks or implement opportunities to stay on track to meet or exceed those goals.

Financial Impact and Assumptions

Execution of the four priorities discussed above is expected to result in our Ford North America segment, and our Automotive sector overall, being profitable in 2009.  This projection is based on the following operating assumptions in the 2008 and 2009 time period:

•	Sales volume and mix of products stabilizing in North America, with U.S. market share for 2008 at the low-end of the 14% to 15% range for Ford, Lincoln and Mercury brands.

•
Cumulative reduction in annual operating costs for our Ford North America segment of about $5 billion (at constant volume, mix and exchange, and excluding special items) by the end of 2008 compared with 2005, with additional cost reductions in 2009 and beyond.

For a discussion of our liquidity needs and uses during this period, see "Liquidity and Capital Resources – Automotive Sector."  For a discussion of the outlook for our 2008 full-year performance, see "Outlook."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

FULL-YEAR 2007 RESULTS OF OPERATIONS

Our worldwide net loss was $2.7 billion or $1.38 per share of Common and Class B Stock in 2007, an improvement of $9.9 billion from a loss of $12.6 billion or $6.72 per share in 2006.

Results by business sector for 2007, 2006, and 2005 are shown below (in millions):

	2007	2006	2005
Income/(Loss) before income taxes
Automotive sector	$(4,970)	$(17,040)	$(3,899)
Financial Services sector	1,224	1,966	4,953
Total Company	(3,746)	(15,074)	1,054
Provision for/(Benefit from) income taxes (a)	(1,294)	(2,655)	(855)
Minority interests in net income/(loss) of subsidiaries (b)	312	210	280
Income/(Loss) from continuing operations	(2,764)	(12,629)	1,629
Income/(Loss) from discontinued operations	41	16	62
Cumulative effect of change in accounting principle (c)	—	—	(251)
Net income/(loss)	$(2,723)	$(12,613)	$1,440
__________
(a)	See Note 19 of the Notes to the Financial Statements for disclosure regarding 2007 effective tax rate.
(b)
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan; the increase in 2007 primarily reflected the non-recurrence of the impact on deferred tax balances of tax law changes in Turkey.  The pre-tax results for Ford Otosan were $551 million in 2007, $509 million in 2006, and $506 million in 2005.  See "Item 2. Properties" for additional discussion of Ford Otosan.

(c)	See Note 28 of the Notes to the Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items").  The following table details 2007, 2006, and 2005 special items by segment or business unit (in millions):

	2007	2006	2005
Automotive Sector
Ford North America
Variable marketing – change in business practice (a)	$(1,099)	$—	$—
Jobs Bank Benefits and personnel-reduction programs (b)	(749)	(4,760)	(401)
Pension curtailment charges	(180)	(2,741)	—
U.S. plant idlings (primarily fixed-asset write-offs)	—	(281)	—
Retiree health care curtailment gain	1,332	—	—
Fixed asset impairment charges	—	(2,200)	—
Visteon-related charges (primarily valuation allowance against employee-related receivables) (c)	—	—	(468)
Fuel-cell technology charges	—	—	(116)
Divestiture of non-core business	3	—	(59)
Changes in state non-income tax law	—	—	85
Total Ford North America	(693)	(9,982)	(959)
Ford South America
Legal settlement relating to social welfare tax liability	—	110	—
Ford Europe
Variable marketing – change in business practice (a)	(120)	—	—
Personnel-reduction programs	(90)	(84)	(510)
Plant idling/closure	(43)	—	—
Premier Automotive Group ("PAG")
Asset impairment charges (d)	(2,400)	(1,600)	(1,300)
Personnel-reduction programs/Other	(187)	(378)	(245)
Variable marketing – change in business practice (a)	(140)	—	—
Net gains on certain undesignated hedges (relating to Jaguar and Land Rover)	143	—	—
Sale of Aston Martin	208	—	—
Ford Asia Pacific and Africa/Mazda
Variable marketing – change in business practice (a)	(15)	—	—
Malaysia investment impairment	(10)	—	—
Personnel-reduction programs/Other – Asia Pacific	(13)	(65)	(33)
Personnel-reduction programs – AutoAlliance International, Inc. ("AAI")	—	(38)	—
Mazda pension transfer	—	115	—
Divestiture of non-core business (certain Australia dealerships)	—	—	14
Other Automotive
Loss on conversion of 6.50% Cumulative Convertible Trust Preferred Securities (the "Trust Preferred Securities")	(632)	—	—
Gain on exchange of debt securities for equity	120	—	—
Divestiture of non-core businesses (primarily related to Kwik-Fit Group Limited)	—	—	152
Total Automotive sector	(3,872)	(11,922)	(2,881)

Financial Services Sector
Divestiture of non-core business (The Hertz Corporation ("Hertz"))	—	—	1,499
Total	$(3,872)	$(11,922)	$(1,382)
__________
(a)
Represents a one-time, non-cash charge related to a change in our business practice for offering and announcing retail variable marketing incentives to our dealers.  Generally, we accrue incentives for vehicles that we have produced based upon the incentive information we have communicated to our dealers.  In the fourth quarter of 2007, we changed from a quarterly to an annual process for announcing and committing to our dealers that incentives will be available depending on various market factors.  This triggered an acceleration of the recognition of incentive costs for vehicles in dealer stocks that had not been expected to be retailed during the previously-committed quarterly time frame, which resulted in the one-time charge to increase our reserve level; our ongoing cost run rate is not expected to change significantly.

(b)	See Note 18 of the Notes to the Financial Statements for definition and discussion of Jobs Bank Benefits.
(c)	See Note 20 of the Notes to the Financial Statements for discussion of Visteon-related charges.
(d)
In the fourth quarter of 2007, we recorded an impairment charge to Volvo's goodwill of $2.4 billion.  At December 31, 2007, the remaining balance of goodwill at Volvo was $1.4 billion.  See Note 13 of the Notes to the Financial Statements for additional information regarding this impairment.  Also see our "Critical Accounting Estimates" for a discussion of assumptions used in the measurement of impairments.

Included in Provision for/(Benefit from) income taxes are tax benefits of $1.5 billion, $2 billion, and $1.1 billion for 2007, 2006, and 2005, respectively, that we consider to be special items.  These consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax rate on deferred tax balances, and, in 2007, a $1.5 billion benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.  We believe that the trends, particularly for year-over-year changes in profitability, cost changes and market share, generally are important and are indicative of the direction of our business unless our disclosures indicate otherwise.

2007 Compared with 2006

Details by Automotive segment or business unit of Income/(Loss) before income taxes are shown below (in millions):

	2007	2006	2007 Over/ (Under) 2006
The Americas
Ford North America	$(4,161)	$(15,992)	$11,831
Ford South America	1,172	661	511
Total The Americas	(2,989)	(15,331)	12,342
Ford Europe and PAG
Ford Europe	744	371	373
PAG	(1,872)	(2,322)	450
Total Ford Europe and PAG	(1,128)	(1,951)	823
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	2	(250)	252
Mazda and Associated Operations	204	245	(41)
Total Ford Asia Pacific and Africa/Mazda	206	(5)	211

Other Automotive	(1,059)	247	(1,306)
Total	$(4,970)	$(17,040)	$12,070

Details of Automotive sector sales and wholesale unit volumes by Automotive segment or business unit for 2007 and 2006 are shown below:

	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
The Americas
Ford North America	$69.4	$69.4	$—	—%	2,836	3,051	(215)	(7)%
Ford South America	7.6	5.7	1.9	33	436	381	55	14
Total The Americas	77.0	75.1	1.9	3	3,272	3,432	(160)	(5)
Ford Europe and PAG
Ford Europe	36.3	30.4	5.9	20	1,918	1,846	72	4
PAG	33.1	30.0	3.1	10	774	730	44	6
Total Ford Europe and PAG	69.4	60.4	9.0	15	2,692	2,576	116	5
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	7.0	6.5	0.5	8	535	517	18	3
Mazda and Associated Operations (c)	1.0	1.3	(0.3)	(18)	54	72	(18)	(25)
Total Ford Asia Pacific and Africa/Mazda	8.0	7.8	0.2	3	589	589	—	—
Total	$154.4	$143.3	$11.1	8%	6,553	6,597	(44)	(1)%
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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 205,000 and 159,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector market share for selected markets for 2007 and 2006, along with the level of dealer stocks as of December 31, 2007 and 2006, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	14.6%	16.0%	(1.4)	pts.	533	570	(37)
South America (b) (c)	10.7	11.5	(0.8)		36	40	(4)
Europe (b) (d)	8.6	8.5	0.1		317	322	(5)
PAG - U.S./Europe (d)	1.0/2.2	1.1/2.1	(0.1.)/0.1		39/64	34/67	5/(3)
Asia Pacific and Africa (b) (e) (f)	2.3	2.4	(0.1)		58	50	8
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).
(d)	European 2007 market share is based, in part, on estimated vehicle registrations for the 19 European markets we track. See "Item 1. Business" for discussion of these markets.
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

Overall Automotive Sector

The improvement in earnings primarily reflected lower charges for Jobs Bank Benefits and personnel-reduction programs in Ford North America ($4 billion), favorable net pricing – including a variable marketing charge related to a business practice change – ($2.6 billion), lower pension curtailment charges ($2.6 billion), the non-recurrence of 2006 impairment charges related to our long-lived assets in Ford North America ($2.2 billion), favorable cost changes ($1.8 billion), and retiree health care curtailment gains related to our hourly separation programs ($1.3 billion).  These factors were offset partially by changes in currency exchange rates (about $900 million), higher impairment charges related to our PAG assets (about $800 million), and higher net interest (about $800 million).

The increase in revenue primarily reflected changes in currency exchange rates, improved product mix, and higher net pricing, offset partially by lower volumes (more than explained by North America).  Higher net pricing in 2007 compared with 2006 was achieved despite the variable marketing charge related to a business practice change.

The table below details our 2007 cost changes at constant volume, mix, and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2007 Better/(Worse) Than 2006
Warranty-related	Primarily the non-recurrence of adverse 2006 adjustments to Jaguar and Land Rover warranty accruals, and improvements in most operations	$1.0
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	0.8
Pension and Other Postretirement Employee Benefits ("OPEB")	Primarily the favorable impact associated with the mid-2006 implementation of our 2005 retiree health care cost sharing agreement with the UAW, ongoing improvements related to curtailments, and higher pension asset returns	0.8
Spending-related	Primarily reduced depreciation resulting from 2006 asset impairments, as well as lower accelerated depreciation related to our efforts to reduce production capacity	0.8
Overhead	Primarily salaried personnel reductions	0.5
Advertising & sales promotions	Primarily increased advertising costs	(0.2)
Net product costs	Primarily added product content (including diesel engine emission requirements) and higher commodity costs, offset partially by material cost reductions	(1.9)
Total		$1.8

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Americas

Ford North America Segment.  The improvement in earnings primarily reflected lower charges for Jobs Bank Benefits and personnel-reduction programs, lower pension curtailment charges, the non-recurrence of 2006 impairment charges related to our long-lived assets, higher net pricing, and retiree health care curtailment gains related to our hourly separation programs.

Ford South America Segment.  The increase in earnings is more than explained by higher net revenue and improved volume and mix, offset partially by unfavorable cost changes and the non-recurrence of a 2006 gain associated with a legal settlement relating to a social welfare tax liability.  The unfavorable cost changes primarily reflected higher net product costs and higher manufacturing and engineering costs.  The level of profitability that our Ford South America segment achieved in 2007 is not likely to be sustained over the next few years due in part to an expected increase in competition.

Ford Europe and PAG

Ford Europe Segment.  The increase in earnings is more than explained by favorable cost changes and improved volume and mix, offset partially by costs associated with a U.K. plant closure and changes in currency exchange.  The favorable cost changes primarily reflected lower warranty-related costs and net product costs, offset partially by higher manufacturing and engineering costs and advertising and sales promotion costs.

PAG Segment.  The improvement in earnings primarily reflected favorable cost changes, improved volume and mix, favorable net pricing, the effect of our sale of Aston Martin (primarily the gain on sale), and lower charges for personnel-reduction programs, offset partially by higher impairment charges related to PAG assets and changes in currency exchange rates.  The favorable cost changes primarily reflected lower warranty-related costs (primarily the non-recurrence of adverse 2006 adjustments to Jaguar and Land Rover warranty accruals), overhead costs, and spending-related costs.

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The improvement in results for Ford Asia Pacific and Africa primarily reflected favorable cost changes, higher net pricing, and lower charges for personnel-reduction programs, offset partially by less favorable volume and mix.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, overhead costs, and net product costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected the decrease in net earnings at Mazda (including the non-recurrence of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government), offset partially by the non-recurrence of personnel-reduction programs at AAI.

Other Automotive

The decline in results primarily reflected higher interest expense and related costs associated with the higher debt levels that resulted from financing actions taken in the fourth quarter of 2006, the non-recurrence in Other Automotive of tax-related interest adjustments resulting from settlements with the Internal Revenue Service in 2006, and a loss on the conversion of 43% of our Trust Preferred Securities. These unfavorable factors were offset partially by higher interest income reflecting higher average cash balances, mark-to-market adjustments for changes in exchange rates on intercompany loans and related loan hedges, and a gain on the exchange of debt securities for equity that occurred in December 2007.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2006 Compared with 2005

Details by Automotive segment or business unit of Income/(Loss) before income taxes are shown below (in millions):

	2006	2005	2006 Over/ (Under) 2005
The Americas
Ford North America	$(15,992)	$(2,469)	$(13,523)
Ford South America	661	399	262
Total The Americas	(15,331)	(2,070)	(13,261)
Ford Europe and PAG
Ford Europe	371	(437)	808
PAG	(2,322)	(1,634)	(688)
Total Ford Europe and PAG	(1,951)	(2,071)	120
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	(250)	42	(292)
Mazda and Associated Operations	245	255	(10)
Total Ford Asia Pacific and Africa/Mazda	(5)	297	(302)

Other Automotive	247	(55)	302
Total	$(17,040)	$(3,899)	$(13,141)

Details of Automotive sector sales and wholesale unit volumes by Automotive segment or business unit for 2006 and 2005 are shown below:

	Sales (in billions)				Wholesales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas
Ford North America	$69.4	$80.6	$(11.2)	(14)%	3,051	3,410	(359)	(11)%
Ford South America	5.7	4.4	1.3	30	381	335	46	14
Total The Americas	75.1	85.0	(9.9)	(12)	3,432	3,745	(313)	(8)
Ford Europe and PAG
Ford Europe	30.4	29.9	0.5	2	1,846	1,753	93	5
PAG	30.0	30.3	(0.3)	(1)	730	764	(34)	(4)
Total Ford Europe and PAG	60.4	60.2	0.2	—	2,576	2,517	59	2
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	6.5	7.7	(1.2)	(15)	517	473	44	9
Mazda and Associated Operations (c)	1.3	0.6	0.7	—	72	32	40	—
Total Ford Asia Pacific and Africa/Mazda	7.8	8.3	(0.5)	(6)	589	505	84	17
Total	$143.3	$153.5	$(10.2)	(7)%	6,597	6,767	(170)	(3)%
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

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI, beginning with the consolidation of AAI in the third quarter of 2005. See Note 14 of the Notes to the Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector market share for selected markets for 2006 and 2005, along with the level of dealer stocks as of December 31, 2006 and 2005, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005

U.S. (b)	16.0%	17.0%	(1.0)	pts.	570	733	(163)
South America (b) (c)	11.5	12.0	(0.5)		40	33	7
Europe (b) (d)	8.5	8.5	—		322	342	(20)
PAG – U.S./Europe (d)	1.1/2.1	1.2/2.2	(0.1)/(0.1)		34/67	45/69	(11)/(2)
Asia Pacific and Africa (b) (e) (f)	2.4	2.4	—		50	50	—
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America market share is based on vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).
(d)	European 2006 market share is based, in part, on vehicle registrations for the 19 European markets we track.
(e)
Asia Pacific and Africa 2006 market share is based on vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The decline in earnings primarily reflected the effect of Jobs Bank Benefits charges and higher personnel-reduction program charges in Ford North America ($4.3 billion), less favorable volume and mix – mainly lower market share, adverse product mix in Ford North America, and lower dealer stock levels – ($3.2 billion), pension curtailment charges ($2.7 billion), impairment charges related to our long-lived assets in Ford North America and Jaguar and Land Rover operations ($2.5 billion), and lower net pricing ($2 billion).  These adverse factors were offset partially by favorable cost changes ($1.5 billion).  Our efforts to restructure the Ford North America business resulted in the Jobs Bank Benefits and personnel-reduction program charges, and the related pension curtailment charges.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, pension and OPEB costs, and overhead costs.

The decline in revenue primarily reflected lower wholesale unit volumes in Ford North America, adverse product mix, and lower net pricing.

The Americas

Ford North America Segment.  The decline in earnings primarily reflected the effect of Jobs Bank Benefits charges and higher personnel-reduction program charges, less favorable volume and mix (mainly adverse product mix, lower market share, a reduction in dealer stock levels, and lower industry volumes), pension curtailment charges, lower net pricing, and impairment charges related to our long-lived assets, offset partially by favorable cost changes.  The favorable cost changes reflected improvements in pension and OPEB costs, manufacturing and engineering costs, warranty-related costs, and overhead costs.

Ford South America Segment.  The increase in earnings primarily reflected higher net pricing, improved volume and mix more than accounted for by higher industry volume, and a legal settlement relating to social welfare tax liability, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs, and manufacturing and engineering costs.

Ford Europe and PAG

Ford Europe Segment.  The improvement in results primarily reflected reduced charges for personnel-reduction programs, improved volume and mix, and favorable cost changes, offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected lower overhead costs, warranty-related costs, net product costs, and manufacturing and engineering costs, offset partially by higher pension costs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

PAG Segment.  The decline in earnings primarily reflected higher warranty-related costs mainly associated with adjustments to warranty accruals for prior model-year vehicles (mainly at Jaguar and Land Rover), unfavorable currency exchange (mainly related to the expiration of favorable hedges), and higher impairment charges for long-lived assets of the Jaguar and Land Rover operations.  These adverse factors were offset partially by lower manufacturing and engineering costs, improved volume and mix (mainly improved product and market mix, offset partially by lower market share primarily at Volvo and Jaguar and lower levels of dealer stocks) and lower net product costs.

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The decline in results for Ford Asia Pacific and Africa primarily reflected less favorable volume and mix (mainly adverse product mix including lower large car sales in Australia, and lower market share) and unfavorable changes in currency exchange rates.  Wholesale unit volumes for the year increased, while revenue for the same period decreased.  The increase in wholesale unit volumes is explained by higher unit sales in China and India, offset partially by declines in other markets (primarily Australia and Taiwan).  Our revenue excludes wholesale unit volumes at our unconsolidated affiliates, primarily those in China.  The decrease in revenue primarily reflects changes in currency exchange rates and a higher mix of small cars relative to the same period last year.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of gains on our investment in Mazda convertible bonds, and charges for personnel-reduction programs at AAI, offset partially by our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government.  During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, since then no longer had income effects from mark-to-market adjustments for these bonds.

Other Automotive

The improvement in results primarily reflected higher returns on invested cash, and a higher average cash portfolio, offset partially by the non-recurrence of a gain on the sale of our remaining interest in Kwik-Fit Group Limited.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2007 Compared with 2006

Details of the full-year Financial Services sector Revenues and Income/(Loss) before income taxes for 2007 and 2006 are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2007	2006	2007 Over/(Under) 2006	2007	2006	2007 Over/(Under) 2006

Ford Credit	$17.8	$16.5	$1.3	$1,215	$1,953	$(738)
Other Financial Services	0.3	0.3	—	9	13	(4)
Total	$18.1	$16.8	$1.3	$1,224	$1,966	$(742)

Ford Credit

The decrease in pre-tax earnings primarily reflected a higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions (about $500 million), lower financing margin primarily related to higher borrowing costs (about $400 million), unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $400 million), and higher other costs primarily due to Ford Credit's North American business transformation initiative (about $100 million).  These factors were offset partially by lower expenses primarily reflecting improved operating costs (about $400 million) and lower net losses related to market valuation adjustments from derivatives (about $300 million).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit reviews its business performance from several perspectives, including:

•
On-balance sheet basis.  Includes the receivables and leases Ford Credit owns and securitized receivables and leases that remain on Ford Credit's balance sheet (includes other structured financings and factoring transactions that have features similar to securitizations);

•	Securitized off-balance sheet basis. Includes receivables sold in securitization transactions that, when sold, do not remain on Ford Credit's balance sheet;

•	Managed basis. Includes on-balance sheet and securitized off-balance sheet receivables and leases that Ford Credit continues to service; and

•
Serviced basis.  Includes managed receivables and leases, and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

Ford Credit analyzes its financial performance primarily on a managed and on-balance sheet basis.  It retains interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, has credit risk.  As a result, it evaluates credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis.  In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and, as a result, it generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities.  To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as delinquencies, repossession statistics, losses on repossessions and the number of bankruptcy filings.

Ford Credit's receivable levels are shown in the table below (in billions):

	December 31,
	2007	2006
On-Balance Sheet
Finance receivables
Retail installment	$73.3	$70.4
Wholesale	34.7	35.2
Other	3.4	3.8
Total finance receivables, net	111.4	109.4
Net investment in operating leases	29.7	25.9
Total on-balance sheet*	$141.1	$135.3
Memo: Allowance for credit losses included above	$1.1	$1.1
Securitized Off-Balance Sheet
Finance receivables
Retail installment	$6.0	$12.2
Wholesale	—	—
Other	—	—
Total finance receivables	6.0	12.2
Net investment in operating leases	—	—
Total securitized off-balance sheet	$6.0	$12.2
Managed
Finance receivables
Retail installment	$79.3	$82.6
Wholesale	34.7	35.2
Other	3.4	3.8
Total finance receivables, net	117.4	121.6
Net investment in operating leases	29.7	25.9
Total managed	$147.1	$147.5
Serviced	$148.0	$149.5
__________
*
At December 31, 2007 and 2006, includes finance receivables of $67.2 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at December 31, 2007 and 2006, includes net investment in operating leases of $18.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Managed receivables decreased from year-end 2006, primarily reflecting lower U.S. retail installment and wholesale receivables, offset partially by changes in currency exchange rates and higher U.S. net investment in operating leases.

The following table shows worldwide credit losses net of recoveries (which are referred to as charge-offs) for Ford Credit for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet
Retail installment and lease	$608	$465	$143
Wholesale	17	44	(27)
Other	7	14	(7)
Total on-balance sheet	$632	$523	$109

Reacquired Receivables (retail)*	$—	$2	$(2)

Securitized Off-Balance Sheet
Retail installment and lease	$65	$84	$(19)
Wholesale	—	—	—
Other	—	—	—
Total securitized off-balance sheet	$65	$84	$(19)
Managed
Retail installment and lease	$673	$551	$122
Wholesale	17	44	(27)
Other	7	14	(7)
Total managed	$697	$609	$88
Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.60%	0.50%	0.10 pts.
Wholesale	0.05	0.12	(0.07)
Total including other	0.46%	0.39%	0.07 pts.
Managed
Retail installment and lease	0.61%	0.51%	0.10 pts.
Wholesale	0.05	0.12	(0.07)
Total including other	0.47%	0.41%	0.06 pts.
__________
*
Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") in the second quarter of 2003.

Charge-offs and loss-to-receivable ratios for Ford Credit's on-balance sheet and managed portfolios increased from a year ago.  These increases, principally in the U.S. retail installment and lease portfolio, primarily reflected higher loss severity consistent with an increase in amount financed for vehicles repossessed in its portfolio, a higher mix of 72-month contracts and deterioration in used-vehicle prices.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for its on-balance sheet portfolio for the years ended December 31 (dollar amounts in billions):

	2007	2006
A Allowance for Credit Losses
Balance, beginning of year	$1.1	$1.6
Provision for credit losses	0.6	0.1
Deductions
Charge-offs before recoveries	1.1	1.0
Recoveries	(0.5)	(0.5)
Net charge-offs	0.6	0.5
Other changes, principally amounts related to finance receivables sold and translation adjustments	—	0.1
Net deductions	0.6	0.6
Balance, end of year	$1.1	$1.1
Allowance for credit losses as a percentage of end-of-period net receivables	0.77%	0.81%

Ford Credit's allowance for credit losses totaled $1.1 billion at December 31, 2007, including $88 million for assumption updates pertaining to loss performance trends.  The allowance for credit losses is primarily a function of portfolio quality, historical loss performance and receivable levels.  Ford Credit's allowance for credit losses reflects its high quality retail installment and lease portfolio.  Certain of Ford Credit's key credit loss metrics (repossession ratio, over-60 day delinquency ratio and new bankruptcy filings) are near historically low levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value and contract term.  As of December 31, 2007, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk, down from about 8% in 2000, consistent with its efforts to improve the quality of its portfolio.

2006 Compared with 2005

Details of full-year Financial Services sector Revenues and Income/(Loss) before income taxes for are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$16.5	$15.9	$0.6	$1,953	$2,923	$(970)
Other Financial Services	0.3	0.1	0.2	13	(39)	52
Hertz operating results	—	7.4	(7.4)	—	974	(974)
Gain on sale of Hertz*	—	—	—	—	1,095	(1,095)
Total	$16.8	$23.4	$(6.6)	$1,966	$4,953	$(2,987)

*	The segment presentation of the gain on sale of Hertz in Note 25 of the Notes to the Financial Statements is $1,006 million in the Hertz segment and $89 million in Other Financial Services.

We sold Hertz during the fourth quarter of 2005, resulting in declines in Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in Ford Credit's full-year earnings primarily reflected higher borrowing costs (about $800 million), higher depreciation expense (about $400 million), and the impact of lower average receivable levels in its managed portfolio (about $400 million).  These were offset partially by market valuations, primarily related to non-designated derivatives (about $500 million) and reduced operating costs (about $100 million).

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

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees.  We have included in Automotive gross cash those VEBA assets that are invested in shorter-duration fixed income investments and can be used within 18 months to pay for benefits ("short-term VEBA assets").  As a result of our agreement with the UAW regarding retiree health care obligations (discussed in "Overview"), we do not expect to have significant short-term VEBA assets in 2008 and beyond.  Gross cash as of December 31, 2007, 2006, and 2005 is detailed below (in billions):

	December 31,
	2007	2006	2005
Cash and cash equivalents	$20.7	$16.0	$13.4
Marketable securities	2.0	11.3	6.9
Loaned securities	10.3	5.3	3.4
Total cash, marketable securities and loaned securities	33.0	32.6	23.7
Securities-in-transit (a)	(0.3)	(0.5)	—
Short-term VEBA assets	1.9	1.8	1.4
Gross cash (b)	$34.6	$33.9	$25.1
__________
(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(b)
Pursuant to the MOU with the UAW (discussed in "Overview" above), in January 2008 we contributed $2.73 billion to a temporary asset account and invested $1.8 billion of short-term VEBA assets in longer-term instruments.  These actions reduced Automotive gross cash by $4.5 billion.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related, and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with generally accepted accounting principles ("GAAP") in the United States and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2007	2006	2005
Gross cash at end of period	$34.6	$33.9	$25.1
Gross cash at beginning of period	33.9	25.1	23.6
Total change in gross cash	$0.7	$8.8	$1.5

Operating-related cash flows
Automotive income/(loss) before income taxes	$(5.0)	$(17.0)	$(3.9)
Special items	3.9	11.9	2.9
Capital expenditures	(6.0)	(6.8)	(7.1)
Depreciation and special tools amortization	6.8	7.1	6.9
Changes in receivables, inventory and trade payables	(0.7)	(2.0)	1.3
Other (a)	1.4	1.2	(1.4)
Total operating-related cash flows	0.4	(5.6)	(1.3)

Other changes in cash
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(2.5)	(1.2)	(0.4)
Contributions to funded pension plans	(1.6)	(0.8)	(2.5)
Net effect of VEBA on gross cash	1.2	3.4	(0.2)
Capital transactions with Financial Services sector (b)	—	1.4	2.3
Tax payments, tax refunds and tax receipts from affiliates	2.6	0.3	0.3
Acquisitions and divestitures	1.1	0.2	5.3
Dividends to shareholders	—	(0.5)	(0.7)
Net proceeds from/(Payments on) Automotive sector debt	(0.6)	11.7	(0.5)
Other (c)	0.1	(0.1)	(0.8)
Total change in gross cash	$0.7	$8.8	$1.5
__________

(a)	Primarily expense and payment timing differences for items such as pension and OPEB, marketing, and warranty.
(b)
Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.  Ford Credit suspended its regular dividend payments in 2007.

(c)
In 2007, primarily the net issuance of Ford Common Stock under employee savings plans (an inflow of about $200 million) and dividends to minority shareholders of consolidated subsidiaries (an outflow of about $200 million).

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2007	2006	2005
Cash flows from operating activities of continuing operations	$8.7	$(4.2)	$5.4
Items included in operating-related cash flows
Capital expenditures	(6.0)	(6.8)	(7.1)
Net transactions between Automotive and Financial Services sectors*	(0.3)	(0.5)	(0.4)
Net cash flows from non-designated derivatives	1.1	0.2	—
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	2.5	1.2	0.4
Net (sales)/purchases of trading securities	(4.5)	6.8	0.6
Contributions to funded pension plans	1.6	0.8	2.5
VEBA cash flows (reimbursement for benefits paid)	(1.1)	(2.9)	(2.8)
Tax refunds, tax payments, and tax receipts from affiliates	(2.6)	(0.3)	(0.3)
Other	1.0	0.1	0.4
Operating-related cash flows	$0.4	$(5.6)	$(1.3)
________
*
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Debt and Net Cash.  At December 31, 2007, our Automotive sector had total debt of $26.7 billion, compared with $29.8 billion a year ago.  This reduction primarily reflected the conversion of 43% of our Trust Preferred Securities with an aggregate liquidation preference of $2.1 billion into shares of Ford Common Stock and the exchange of debt securities with an aggregate principal amount of $567 million for shares of Ford Common Stock.

At December 31, 2007, our Automotive sector had net cash (defined as gross cash less total debt) of $7.9 billion, compared with $4.1 billion at the end of 2006.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The weighted-average maturity of our total Automotive debt is approximately 16 years, and is measured based on the maturity dates of our debt or the first date of any put option available to the owners of our debt.  About $3 billion of debt matures by December 31, 2012, and about $15 billion matures or has a put option by December 31, 2017.  For additional information on debt, see Note 16 of the Notes to the Financial Statements.

For a discussion of the impact of the agreement with the UAW to fund and discharge retiree health care liabilities on our debt and cash, see "Overview."

Credit Facilities.* At December 31, 2007, we had $13.1 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and about $500 million of local credit facilities available to foreign Automotive affiliates.  At December 31, 2007, $11.9 billion of these facilities were available for use.  Of the lines available for use, 95% (or $11.3 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements.

During the period 2007 through 2009, we expect cumulative Automotive operating-related cash outflows of about $7 billion to $8 billion, and cumulative cash expenditures for restructuring actions of $5 billion to $6 billion.  This cash outflow primarily reflects the cash impact of accelerating interest supplement and lease support payments to Ford Credit beginning in 2008 (about $5 billion) described in "Outlook," anticipated operating losses in our Automotive sector through 2008, and cash expenditures incurred in connection with personnel separations.  It also reflects our expectation to continue to invest in new products throughout this period at about the same level as we have during the past few years at $6 billion to $7 billion annually.

Pension Plan Contributions.  Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements.  We do from time to time make contributions beyond those legally required.

In 2007, we made $1.6 billion of cash contributions to our funded pension plans.  During 2008, we expect to contribute to our worldwide pension plans (including Jaguar and Land Rover plans) $2.3 billion from available Automotive cash and cash equivalents.  This amount includes about $400 million of benefit payments paid directly by us for unfunded plans.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2008.

For a further discussion of our pension plans, see Note 24 of the Notes to the Financial Statements.

Financial Services Sector

Ford Credit

Ford Credit's funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing it to meet its short-term funding obligations.  As a result of lower credit ratings over the past few years, its unsecured funding costs have increased over time.  While Ford Credit continues to access the unsecured debt market when it makes sense to do so, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows Ford Credit access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2008 funding requirements through securitizations, and to continue to diversify its asset-backed funding by asset class and region.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various financial institutions in Europe for full service leasing and retail financing). Ford Credit is continuing to pursue and execute such alternative business arrangements.
__________
* Credit facilities of our VIEs are excluded as we do not control their use.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consistent with the overall market, Ford Credit was impacted by volatility in the asset-backed securities markets during the second half of 2007.  Since August 2007, Ford Credit has experienced higher credit spreads and, in certain circumstances, shorter maturities in its public and private securitization issuances.  Given present market conditions, Ford Credit expects that its credit spreads and the cost of renewing its committed liquidity programs will increase in 2008.

If there were reductions in the market capacity for the types of asset-backed securities used in Ford Credit's asset-backed funding, there could be increased risk to its available funding sources.  As a result, Ford Credit may need to reduce the amount of receivables and operating leases it purchases or originates.  A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Debt and Cash.  Ford Credit's total debt plus securitized off-balance sheet funding was $144.7 billion at December 31, 2007, $6.2 billion lower compared with a year ago.  At December 31, 2007, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16.7 billion (including $4.7 billion to be used only to support on-balance sheet securitizations), compared with $21.8 billion at year-end 2006.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Funding. Ford Credit requires substantial funding in the normal course of business.  Its funding requirements are driven mainly by the need to:  (i) purchase retail installment sale contracts and retail lease contracts to support the sale of Ford products, which are influenced by Ford-sponsored special-rate financing programs that are available exclusively through Ford Credit, (ii) provide wholesale financing and capital financing for Ford dealers, and (iii) repay its debt obligations.

Ford Credit's funding sources include primarily securitizations and unsecured debt.  Ford Credit issues both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.  During 2007, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of their lower relative costs given its credit ratings (as described below) and the diversity of funding sources that they provide.  Securitized funding (both on- and off-balance sheet, net of retained interests), as a percent of total managed receivables, was as follows at the end of each of the last three years:  2007 – 51%, 2006 – 48%, 2005 – 38%.

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and other international markets.  At December 31, 2007, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.4 billion.  At December 31, 2007, the principal amount outstanding of Ford Credit's unsecured commercial paper was about $500 million.  Ford Credit does not hold reserves specifically to fund the payment of any of its short-term funding obligations.  Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which Ford Credit believes should be sufficient for its short-term funding obligations.

The following table illustrates Ford Credit's public and private term funding issuances for 2006 and 2007 and its planned issuances for 2008 (in billions):

	2008 Forecast	2007	2006
Public Term Funding
Unsecured	$0 – 2	$6	$9
Securitizations (a)	8 – 14	6	14
Total public term funding	$8 – 16	$12	$23

Private Term Funding (b)	$10 – 20	$28	$29
__________
(a)	Reflects new issuance; excludes whole loan sales and other structured financings.
(b)	Includes private term debt, securitizations, other structured financings and whole loan sales; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs

The cost of securitizations and unsecured debt funding is based on a margin or spread over a benchmark interest rate.  Spreads are typically measured in basis points.  Ford Credit's asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable LIBOR or other comparable benchmark rates.  Ford Credit's unsecured commercial paper funding costs are based on spreads to LIBOR.  Ford Credit's floating rate demand notes funding costs are changed depending on market conditions.  Prior to August 2007, Ford Credit's securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while its unsecured long-term spreads were volatile.  Consistent with the overall market, Ford Credit was impacted by volatility in the asset-backed securities markets during the second half of 2007.  Ford Credit experienced higher spreads for several of its committed liquidity programs as well as its public and private issuances.  During 2007, Ford Credit's spreads on the fixed rate notes offered in its U.S. public retail securitizations ranged between six and eleven basis points during the first half of the year and between 37 and 43 basis points during the second half of the year over the relevant benchmark rates, while its U.S. unsecured long-term debt funding spreads as measured by the five-year credit default swap market have fluctuated between 219 and 750 basis points over LIBOR.  In January 2008, Ford Credit completed a U.S. public retail securitization with spreads on the fixed rate notes between 80 and 110 basis points over the relevant benchmark rates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If credit markets continue to constrain term securitization funding, Ford Credit will consider reducing its assets below the low-end of its projected managed receivables balance (i.e., below $130 billion).

Credit Facilities and Committed Liquidity Programs.  See Note 16 of the Notes to the Financial Statements for more information regarding credit facilities and committed liquidity programs for Ford Credit.  As a result of the continued asset-backed securities market disruption that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.

Balance Sheet Liquidity Profile.  Ford Credit defines its balance sheet liquidity profile as the cumulative contractual maturities of its finance receivables, investment in operating leases, and cash less the cumulative contractual debt maturities, over upcoming annual periods.  The following table shows Ford Credit's balance sheet liquidity profile for the periods presented as of December 31, 2007 (in billions):

	Cumulative Contractual Maturities
	2008	2009	2010	2011 and Beyond
Finance receivables (a), investment in operating leases (b) and cash (c)	$92.2	$123.1	$143.8	$158.9
Debt	(59.8)	(88.1)	(104.0)	(139.4)
Finance receivables, investment in operating leases and cash over/(under) debt	$32.4	$35.0	$39.8	$19.5
__________
(a)	Finance receivables net of unearned income.
(b)	Investment in operating leases net of accumulated depreciation.
(c)	Includes cash, cash equivalents and marketable securities (excludes marketable securities related to insurance activities).

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash.  Contractual maturities of investment in operating leases consist primarily of depreciation over the remaining life of the lease and the expected residual value at lease termination.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  Ford Credit refers to its shareholder's interest and its historical stockholder's equity as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity

		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents and Marketable Securities (a)	-	Adjustments for Hedge Accounting on Total Debt (b)
Managed Leverage	=
				Equity	+	Minority Interest	-	Adjustments for Hedge Accounting on Equity (b)
__________
(a)	Excluding marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	December 31,
	2007	2006	2005
Total debt	$139.4	$139.7	$133.4
Total equity	13.4	11.8	11.4
Financial statement leverage (to 1)	10.4	11.9	11.7

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	December 31,
	2007	2006	2005
Total debt	$139.4	$139.7	$133.4
Securitized off-balance sheet receivables outstanding	6.0	12.2	18.0
Retained interest in securitized off-balance sheet receivables	(0.7)	(1.0)	(1.4)
Adjustments for cash, cash equivalents and marketable securities (a)	(16.7)	(21.8)	(17.9)
Adjustments for hedge accounting (b)	—	(0.1)	(0.5)
Total adjusted debt	$128.0	$129.0	$131.6

Total equity (including minority interest)	$13.4	$11.8	$11.4
Adjustments for hedge accounting (b)	(0.3)	(0.5)	(0.7)
Total adjusted equity	$13.1	$11.3	$10.7
Managed leverage (to 1)	9.8	11.4	12.3
__________
(a)	Excluding marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.

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

In addition, Ford Credit adds its minority interests to its financial statement equity because all of the debt of such consolidated entities is included in its total debt.  Ford Credit makes hedge accounting adjustments to its assets, debt and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitizations.  The hedge accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates.  Ford Credit generally repays its debt obligations as they mature.  As a result, Ford Credit excludes the impact of the hedge accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates.  Ford Credit believes the managed leverage measure provides its investors with meaningful information regarding management's decision-making processes.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At December 31, 2007, Ford Credit's managed leverage was 9.8 to 1, compared with 11.4 to 1 a year ago.  In 2006, Ford Credit paid cash dividends of $1.35 billion.  In 2007, Ford Credit did not pay any distributions or dividends.

Total Company

Stockholders' Equity.  Our stockholders' equity was $5.6 billion at December 31, 2007, improved by about $9.1 billion compared with December 31, 2006.  The improvement primarily reflected favorable changes in Accumulated other comprehensive income/(loss), the conversion of 43% of our Trust Preferred Securities into shares of Ford Common Stock, and favorable changes in Retained earnings due to the adoption of Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), offset partially by 2007 net losses.  See the Consolidated Statement of Stockholders' Equity in our Financial Statements for details of Comprehensive income/(loss), and Note 19 of the Notes to the Financial Statements for details of FIN 48.

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

In several markets, locally recognized rating agencies also rate us.  A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity.  Their ratings of us are based on information provided by us and other sources.  Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency.  Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.  Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets.  The NRSROs have indicated that our lower ratings are primarily a reflection of the rating agencies' concerns regarding our automotive cash flow and profitability, declining market share and product portfolio strength, excess industry capacity and industry pricing pressure.

The following ratings actions were taken in the fourth quarter 2007:

Ford
•	DBRS: In November 2007, DBRS changed Ford's trend to "Stable" from "Negative."
•	Fitch: No ratings actions taken in Q4 2007.
•	Moody's: In November 2007, Moody's changed Ford's outlook to "Stable" from "Negative."
•	S&P: In November 2007, S&P changed Ford's outlook to "Stable" from "Negative."

Ford Credit
•	DBRS: In November 2007, DBRS changed Ford Credit's trend to "Stable" from "Negative."
•	Fitch: No ratings actions taken in Q4 2007.
•	Moody's: In November 2007, Moody's changed Ford Credit's outlook to "Stable" from "Negative."
•	S&P: In November 2007, S&P changed Ford Credit's outlook to "Stable" from "Negative."

The following summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS*
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC (high)	B (high)	Stable	B	R-4	Stable
Fitch	B	B-	BB	Negative	BB-	B	Negative
Moody's	B3	Caa1	Ba3	Stable	B1	NP	Stable
S&P	B	CCC+	B+	Stable	B**	B-3	Stable
__________
*
The SEC recognized Rating and Investment Information, Inc. ("R&I") and Japan Credit Rating Agency, Ltd. ("JCR") as NRSROs in May 2007 and September 2007 respectively.  Both agencies assign long-term issue ratings to Ford Credit's February 2005 ¥160 billion 1.71% issuance which matures in February 2008.  R&I assigns a rating of BB- with a negative outlook and JCR assigns a rating of B+ with a negative outlook.

**	S&P rates FCE's long-term senior unsecured rating as B+, maintaining a one notch differential versus Ford Credit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

The following discussion of our 2008 outlook does not include the Jaguar and Land Rover operations that were held for sale as of the fourth quarter of 2007.  These business units are not included in the forward-looking projections, and thus the 2007 data in this Outlook discussion also have been adjusted to exclude Jaguar and Land Rover results for purposes of year-over-year comparison.

Our current projection of first quarter 2008 vehicle production for certain segments is as follows (in thousands):

	First Quarter
	Vehicle Production	2008 Over/(Under) 2007
Ford North America	685	(55)
Ford Europe	530	7
Volvo	112	(23)

We have set and communicated the following 2008 planning assumptions and operational metrics:

Planning Assumptions	Plan
Industry volume (SAAR incl. heavy trucks):
U.S. (million units)	16.0
Europe (million units) (a)	17.6

Operational Metrics
Compared with 2007:
Quality	Improve
Automotive costs (b)	Improve by about $3 billion
U.S. market share (Ford and Lincoln Mercury)	Low end of 14-15% range

Absolute Amount:
Operating-related cash flow	Negative
Capital spending	Around $6 billion
___________
(a)	The 19 markets we track in Europe.
(b)	At constant volume, mix and exchange; excluding special items.

We expect our full-year 2008 Automotive pre-tax results, including special items, though still a loss, to be better than our 2007 results.

We remain committed to our plan to return to profitability in North America and in our total Automotive operations in 2009.  We also remain committed to our plan to reduce annual North America operating costs by about $5 billion by the end of 2008 as compared with 2005.  The following data summarize our progress to date, and provide additional detail regarding our plan to reduce North America Automotive operating costs by about $3 billion during 2008 in keeping with this goal (all at constant mix, volume, and exchange, and excluding special items) (in billions):

	2006	2007	Projected 2008
Net Product Costs
Product adds	$(0.9)	$(2.0)	$(0.6)
Commodities	(0.3)	(0.8)	(0.3) – (0.4)
Material cost reductions	1.2	0.8	0.9 – 1.2
Subtotal	$—	$(2.0)	$0 – 0.2

Structural / Other	1.5	2.6	2.6 – 3.0
Total	$1.5	$0.6	$2.6 – 3.2

$5 Billion

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our plan to achieve structural and other cost reductions in our North America Automotive operations in 2008 includes the following key elements:

•	Another round of enterprise-wide buyout offers to our hourly UAW-represented employees and continued progress on reducing our manufacturing capacity, as described in "Overview;"
•	Sale or closure of essentially all of the ACH businesses by the end of 2008;
•	Continued reduction of salaried employment, primarily through attrition;
•	Acceleration of global product development initiatives to leverage our global assets and technologies, as well as more efficient capital spending and product engineering;
•	Efficiencies in advertising, merchandising and other overhead costs;
•	Acceleration of vehicle complexity reductions, which also will assist material cost reduction efforts.

During the period 2007 through 2009, we expect cumulative Automotive operating-related cash outflows of $7 billion to $8 billion, and cumulative cash expenditures for personnel separations of $5 billion to $6 billion.  The operating-related cash outflow primarily reflects the cash impact of accelerating interest supplement and lease support payments to Ford Credit beginning this year (about $5 billion) as described below, and anticipated operating losses in our Automotive sector through 2008.  The cash outflows also reflect our expectation to continue to invest in new products throughout this period at about the same level as we have during the past few years (i.e., $6 billion to $7 billion annually).  We do not expect the benefits of our recent labor agreement with the UAW to begin contributing meaningfully to our cash flow prior to 2010.

Within our Financial Services sector, we expect Ford Credit to be profitable in 2008, although at a lower level than in 2007.  This is down from our outlook of "about equal" announced on January 24, 2008.  Our revised outlook primarily reflects higher depreciation expense and severity as a result of continued auction market weakness.  The lower earnings expected in 2008 compared with 2007 primarily reflect our expectation of higher credit losses, lower volume, higher net losses related to market valuation adjustments from derivatives, and higher depreciation expense, partially offset by higher margin and lower operating costs.  At year-end 2008, we anticipate managed receivables to be in the range of $130 billion to $140 billion.  This anticipated decrease in managed receivables levels primarily reflects the expected impact of net receivable liquidations and the implementation of alternative business arrangements and other strategic actions.

Effective January 1, 2008, to reduce ongoing Automotive obligations to Ford Credit and consistent with general industry practice, we began paying interest supplements and residual value support to Ford Credit on an upfront, lump-sum basis at the time Ford Credit purchases eligible contracts from dealers.  This differs from our past practice of spreading these payments over the expected life of the contracts, which will continue for contracts purchased by Ford Credit prior to 2008 (at December 31, 2007, the outstanding amount of interest supplement and lease support payments owed to Ford Credit was $6.3 billion, which is expected to be paid by the end of 2011).  The change to upfront, lump-sum payments for contracts purchased after 2007 is expected to result in the acceleration of payments totaling about $5 billion through 2009 that, under the past practice, otherwise would have been paid after 2009.  This change will not have a significant impact on Ford Credit's income statement or statement of shareholder's interest/equity because Ford Credit will continue to recognize the income over the term of the contract.

Subject to Ford Credit's ability to execute its funding plan and maintain sufficient liquidity, Ford Credit plans to increase its managed leverage to about 11.5 to 1 by the end of 2008, up from 9.8 to 1 at year-end 2007, and pay dividend distributions beginning in 2008.  These distributions will reflect Ford Credit's 2008 net income plus a return of capital reflecting the planned increase in leverage, as well as a projected smaller receivable base.  Based upon these factors, we forecast the distributions to total about $5 billion through 2009.

U.S. economic conditions have softened during the course of 2007, with difficulties for the U.S. automotive industry primarily associated with three factors:  significant declines in homebuilding, home sales, and home prices; further increases in oil and gasoline prices; and subprime mortgage contraction and associated contraction in other types of credit market activity.  Sales of full-size pickup trucks are closely correlated with the housing sector; as the housing sector slows, we expect lower pickup truck sales.  Together, these adverse factors increase the risk of recession.  Additional concerns include the near-term impact of rising commodity prices (oil, steel, aluminum, and resins) and the ongoing weakness in the U.S. dollar.

Nevertheless, based on the assumptions and metrics set forth above, we expect our total Company full-year 2008 pre-tax results, including special items, to be a loss, though improved from 2007 results.  We anticipate 2008 special items will be lower than 2007, and will include personnel separation costs of up to $1 billion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;
•	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Inability to implement Memorandum of Understanding with UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions (e.g., CO2), fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
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

See Note 28 of the Notes to the Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

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

•
Expected return on plan assets.  The expected return on plan assets assumption reflects historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy.  The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.  Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  Amounts are recognized as a component of net expense over the expected future years of service (approximately 12 years for the major U.S. plans).  In 2007, the U.S. actual return on assets was 11%, which exceeded the expected return of 8.5%.  The year-end 2007 weighted average discount rates for the U.S. and non-U.S. plans increased by 39 and 69 basis points, respectively.  These differences resulted in an unamortized gain of about $6 billion (excluding Jaguar and Land Rover).  These gains are only amortized to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan.  For the major U.S. plans, the gains do not exceed this threshold and recognition will begin at a future measurement date.

See Note 24 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis.  The December 31, 2007 pension funded status and 2008 expense are affected by year-end 2007 assumptions.  These sensitivities may be asymmetric and are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in selected factors is shown below (in millions):

Increase/(Decrease) in:
December 31, 2007
	Percentage		U.S. Plans	Non-U.S. Plans	Total Plans	2008 Expense
Assumption*	Point Change		Funded Status and Equity	Funded Status and Equity	Funded Status and Equity	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0	pt.	$4,050/$(4,480)	$3,230/$(3,710)	$7,280/$(8,190)	$30/$(90)	$(170)/$220
Actual return on assets	+/- 1.0		430/(430)	210/(210)	640/(640)	(10)/10	(10)/10
Expected return on assets	+/- 1.0		—	—	—	(420)/420	(210)/210
_______
*  Excludes Jaguar and Land Rover.

The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and expense.  We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our stockholders' equity in subsequent years will be significant.

Other Postretirement Employee Benefits

Nature of Estimates Required.  The estimation of our obligations, costs and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

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

•
Expected return on short-duration plan assets.  The expected return on short-duration plan assets assumption reflects external investment managers' expectations of likely returns on short-duration VEBA assets over the next several years.

•
Expected return on long-duration plan assets.  The expected return on long-duration plan assets assumption reflects historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy.  The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.  Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs.

•	Salary growth. The salary growth assumptions reflect our long-term actual experience, outlook and assumed inflation.

•
Expected VEBA drawdowns.  The expected amount and timing of VEBA drawdowns is based on an assessment of hourly retiree benefit payments to be reimbursed, tax efficiency, cash availability, and our previously-discussed MOU with the UAW.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  In 2007, the U.S. actual health care trend was 3%, which was less than the expected trend of 6%.  The year-end 2007 weighted average discount rate for the U.S. increased by 47 basis points.  These differences, as well as updates related to employee separation programs, resulted in an unamortized gain of about $4 billion.  This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 14 years).

See Note 24 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis.  The December 31, 2007 OPEB funded status and 2008 expense are affected by year-end 2007 assumptions.  These sensitivities may be asymmetric and are specific to the time periods noted.  They are not additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian Plans: Increase/(Decrease)
Assumption	Percentage Point Change		December 31, 2007 Funded Status and Equity	2008 Expense
Discount rate	+/- 1.0	pt.	$3,190/$(3,940)	$(230)/$280
Health care cost trend rates — total expense	+/- 1.0		(3,490)/2,830	530/(430)
Health care cost trend rates — service and interest expense	+/- 1.0		(3,490)/2,830	310/(240)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment of Goodwill and Long-Lived Assets

Nature of Estimates Required – Goodwill.  Goodwill is not amortized, but is subject to periodic assessments of impairment.  We test goodwill for impairment annually during the fourth quarter, or when changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value of goodwill (based on a purchase price allocation methodology) with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Restoration of a previously-recognized goodwill impairment loss is not allowed.

Nature of Estimates Required – Long-Lived Assets.  Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends.  A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year.  Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group.  If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized.  The impairment loss is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value.  When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life.  Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

Assumptions and Approach Used.  We estimate the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available.  When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, cost of capital, and tax rates.  We also make certain assumptions about future economic conditions, interest rates, and other market data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset.  The following assumptions are key to our income approach:

•
Business Projections – We make assumptions about the level of product acceptance in the marketplace.  These assumptions drive our planning assumptions for volumes, mix, and pricing.  We also make assumptions about our cost levels (e.g., capacity utilization, cost performance, etc.).  These assumptions are key inputs for developing our cash flow projections.  These projections are derived using our internal business plans that are updated quarterly and reviewed by the Board of Directors;

•
Growth Rate – A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free interim cash flows.  The growth rate is the expected rate at which a business unit's earnings stream is projected to grow beyond the planning period;

•
Economic Projections – Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry sales and pricing estimates for our vehicles.  These macro-economic assumptions include, but are not limited to, industry volumes, inflation, interest rates, prices of raw materials (commodities), and foreign currency exchange rates; and

•
Discount Rates – When measuring a possible impairment, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant.  The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise, which is developed with the assistance of external financial advisors.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit, asset, or asset group.  This assumption relies on the market value (market capitalization) of companies that are engaged in the same or similar line of business.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Notes 2, 12 and 13 of the Notes to the Financial Statements for more information regarding the costs and assumptions for impairment of goodwill and long-lived assets.

Sensitivity Analysis.  Due to changes in business conditions (discussed in Note 13 of the Notes to the Financial Statements) our fourth quarter 2007 impairment testing of goodwill included changes in our assumptions used to measure the fair value of Volvo, a component of PAG.  Specifically, we changed our business projections (most notably, lowering net revenues and new vehicle volumes), our projected growth rates, and our assumptions of economic projections (specifically foreign currency exchange rates).  As a result, we recorded a $2.4 billion goodwill impairment.

After the impairment, $1.4 billion of goodwill remains in PAG related solely to Volvo.  A worsening of the business climate would impact the assumptions we use in performing our future impairment tests and could result in additional impairment of goodwill.  We estimate that a 0.5 percentage point decrease in the long-term growth rate would decrease the fair value estimate by about $250 million.  A 0.5 percentage point increase in the discount rate assumption would decrease the fair value estimate by about $350 million.

Valuation of Deferred Tax Assets

Nature of Estimates Required.  Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis.  We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50 percent) such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.  SFAS No. 109 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses – A pattern of objectively measured recent financial reporting losses is heavily weighted as a source of negative evidence.  In certain circumstances, historical information may not be as relevant due to changed circumstances;

•
Sources of future taxable income – Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence.  Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated.  Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved.  In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to SFAS No. 109; and

•
Tax planning strategies – If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards.  These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

See Note 19 of the Notes to the Financial Statements for more information regarding deferred tax assets.

Sensitivity Analysis.  In 2006, our net deferred tax position at our U.S., Jaguar, and Land Rover entities changed from a net deferred tax liability position to a net deferred tax asset position.  In our assessment of the need for a valuation allowance, and as required by SFAS No. 109, we heavily weighted the negative evidence of cumulative financial reporting losses in recent periods and the positive evidence of future reversals of existing temporary differences.  Although a sizable portion of our North American losses in recent years were the result of charges incurred for restructuring actions, impairments, and other special items, even without these charges we still would have incurred significant operating losses.  Accordingly, we considered our pattern of recent losses to be relevant to our analysis.  Considering this pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance.  As a result of our assessment, we concluded that the net deferred tax assets at our U.S., Jaguar, and Land Rover entities required a full valuation allowance.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")).  During 2007, we recorded an additional valuation allowance for our U.S., Jaguar, and Land Rover entities of $1.4 billion (including about $700 million resulting from the adoption of FIN 48).

A return to profitability in our North America operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  However, as discussed above, since we have heavily weighted objectively measured recent financial reporting losses and given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, we have concluded as of December 31, 2007 and 2006 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

At December 31, 2007 and 2006, our deferred tax assets, net of the valuation allowances of $8.6 billion and $7.2 billion respectively, were $466 million and $2.2 billion, respectively.  These net deferred tax assets related to operations outside North America where we believed it was more likely than not that these net deferred tax assets would be realized through future taxable earnings.  Accordingly, no valuation allowance has been established on our remaining net deferred tax assets.  Most notably, at December 31, 2007 and 2006, we continued to recognize a net deferred tax asset of $1.5 billion and $1.7 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability and we believe it will provide a source of future taxable income that can be reasonably estimated.  If, in the future, we are not able to consolidate FCE profits in the U.K., additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

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

We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis.  If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in operating leases (equal to our acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term.  Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases, and are recorded prospectively on a straight-line basis.

For retail leases, each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer.  If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from Ford Credit or return it to Ford Credit.  Ford Credit's North America operating lease activity was as follows for each of the last three years (in thousands, except percentages):

	2007	2006	2005
Vehicle return volume	300	237	286
Return rate	79%	72%	67%

For rental repurchase vehicles, practically all vehicles have been returned to us.

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

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle.  At December 31, 2007, if future auction values for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to decrease by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $60 million.  Similarly, if return volumes for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from its present estimates, the effect would be to increase the depreciation on these vehicles by about $10 million.  These increases in depreciation would be charged to depreciation expense during the 2008 through 2011 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value.  Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation, in each case under the Financial Services sector.

Allowance for Credit Losses

The allowance for credit losses is Ford Credit's estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet.  Consistent with its normal practices and policies, Ford Credit assesses the adequacy of its allowance for credit losses quarterly and regularly evaluates the assumptions and models used in establishing the allowance.  Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

Nature of Estimates Required. Ford Credit estimates the probable credit losses inherent in finance receivables and operating leases based on several factors.

Retail Installment and Lease Portfolio. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models.  Reasons for imprecision include changes in economic trends and conditions, portfolio composition and other relevant factors.

Assumptions Used.  Ford Credit makes projections of two key assumptions:

•	Frequency. The number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time, measured as repossessions; and

•
Loss severity.  The expected difference between the amount a customer owes Ford Credit when Ford Credit charges off the finance contract and the amount Ford Credit receives, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

Ford Credit uses these assumptions to assist in estimating its allowance for credit losses.  See Note 6 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses.  The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln and Mercury brand vehicles in the United States retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change		December 31, 2007 Allowance for Credit Losses	2007 Expense
Repossession rates *	+/- 0.1	pt.	$40/$(40)	$40/$(40)
Loss severity	+/- 1.0		10/(10)	10/(10)
__________
*     Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wholesale and Dealer Loan Portfolio.  The wholesale and dealer loan portfolio is evaluated by segmenting individual loans into risk pools, which are determined by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer).  The risk pools are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.

Changes in Ford Credit's assumptions affect the Provision for credit and insurance losses on our income statement and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet, in each case under the Financial Services sector.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  This standard defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value.  SFAS No. 157 establishes a fair value hierarchy to classify the sources of information used to measure fair value.  SFAS No. 157 is effective for us as of January 1, 2008.  We are assessing the potential impact on present fair value measurement techniques, on our disclosures, and on our financial position.

In September 2006, the FASB issued SFAS No. 158. This standard has certain recognition and disclosure requirements that we adopted as of year-end December 31, 2006.  Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  This requirement is not effective until December 2008.  The measurement date for substantially all of our worldwide postretirement benefit plans is December 31.  The potential impact on our financial condition for those plans in which we have not adopted the requirement to measure plan assets and benefit obligation as of the date of our present statement of financial position is minimal.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 ("SFAS No. 159").  This standard permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument by instrument basis and any election is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for us as of January 1, 2008.  We will adopt the fair value option for available-for-sale securities, which will result in a cumulative after-tax effect increase of approximately $12 million to the opening balance of Retained earnings as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R").  This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase.  SFAS No. 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R  applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We are assessing the potential impact of this standard on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS No. 160").  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for us as of January 1, 2009 with early adoption prohibited.  SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied.  The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.  These include securitizations by Ford Credit in off-balance sheet transactions, variable interest entities ("VIEs") and guarantees.  For a discussion of our VIEs and guarantees, see Notes 14 and 28, respectively, of the Notes to the Financial Statements.

Securitizations by Ford Credit

Securitization.  Ford Credit securitizes finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures.  Most of Ford Credit's securitizations do not satisfy the requirements for accounting sale treatment, and the securitized assets and associated debt remain on Ford Credit's balance sheet.  Some of Ford Credit's securitizations, however, do satisfy accounting sale treatment and are not reflected on its balance sheet in the same way as debt funding.  Both on- and off-balance sheet securitizations have an effect on its financial condition, operating results and liquidity.

In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity ("SPE") in order to isolate the securitized assets from the claims of Ford Credit's other creditors and to insure that the cash flows on the securitized assets are available for the benefit of securitization investors.  As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements, and not on Ford Credit's creditworthiness.  Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them.

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction.  For example, for securitizations of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt).  Generally, Ford Credit selects the assets to be included in a particular securitization randomly from its entire portfolio of assets that satisfy the applicable eligibility criteria.  Specific assets are usually not identified until the month in which the securitization occurs.

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

Ford Credit's use of SPEs in its securitizations is consistent with conventional practices in the securitization industry.  Ford Credit sponsors the SPEs used in all of its securitization programs with the exception of bank-sponsored conduits.  None of Ford Credit's officers, directors or employees holds any equity interests in its SPEs or receives any direct or indirect compensation from the SPEs.  These SPEs do not own Ford Credit's shares or shares of any of its affiliates.  Ford Credit has no direct exposure to monoline insurance companies (i.e., insurance companies that operate in a single industry and guarantee the timely repayment of bond principal and interest in the event an issuer defaults).

Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests.  Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses.  Ford Credit retains credit risk in securitizations because its retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets.  Based on past experience, Ford Credit expects that any credit losses in the pool of securitized assets would likely be limited to its retained interests.

At December 31, 2007 and 2006, the total outstanding principal amount of finance receivables sold by Ford Credit in off-balance sheet securitizations was $6 billion and $12.2 billion, respectively.  At December 31, 2007 and 2006, Ford Credit's retained interests in such sold receivables were $653 million and $990 million, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2007 and 2006, Ford Credit's total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations was $86.1 billion and $71.7 billion, respectively.  The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2007 and 2006, were approximately $4.7 billion and $3.7 billion, respectively.  Debt issued that is payable only out of collections on the underlying securitized assets and related enhancements totaled $69.2 billion and $59.6 billion at December 31, 2007 and 2006, respectively.

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its non-securitized assets for credit losses on the securitized assets and have no right to require Ford Credit to repurchase their investments.  Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or make monetary contributions or contributions of additional assets to its SPEs either due to the performance of the securitized assets or the credit rating of its short-term or long-term debt.  However, as the seller and servicer of the securitized assets, Ford Credit is obligated to provide certain kinds of support to its securitizations, which are customary in the securitization industry.  These obligations consist of indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions and, in some cases, servicer advances of interest shortfalls or other amounts.

Risks to Continued Funding under Securitization Programs.  The following securitization programs contain structural features that could prevent Ford Credit from using these sources of funding in certain circumstances:

•
Retail Securitization.  If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations.  In addition, if credit losses or delinquencies in Ford Credit's portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•
Retail Conduits. If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, Ford Credit will not have the right to sell additional pools of assets to that conduit.

•
Wholesale Securitization.  If the payment rates on wholesale receivables are lower than specified levels, or if there are significant dealer defaults, Ford Credit will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Retail Warehouse.  If credit losses or delinquencies in Ford Credit's portfolio of retail assets exceed specified levels, Ford Credit will be unable to obtain additional funding from the securitization of retail installment sale contracts through its retail warehouse facility (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•
Revolving and Variable Funding Note Structures in Europe.  If FCE fails to add the required amount of additional assets, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding through its revolving/variable funding note securitization programs and any existing funding would begin to amortize.

In the past, these features have not limited Ford Credit's ability to use securitization to fund its operations.

In addition to the specific transaction-related structural features discussed above, Ford Credit's securitization programs may be affected by the following factors:  market disruption and volatility, the market capacity for Ford Credit and Ford Credit's sponsored investments, the general demand for the type of assets supporting the asset-backed securities, the availability of liquidity facilities, the amount and credit quality of assets available, the performance of assets in its previous securitizations, accounting and regulatory changes, and Ford Credit's credit ratings.  If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit's financial condition, results of operations or liquidity.

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

The table below summarizes our contractual obligations as of December 31, 2007 (in millions):

				Payments Due by Period
	Automotive	Financial Services	Total	2008	2009-2010	2011-2012	2013 and Thereafter
On-balance sheet
Long-term debt* (excluding capital leases)	$25,963	$114,478	$140,441	$33,242	$46,027	$26,219	$34,953
Interest payments relating to long-term debt	27,820	21,106	48,926	7,996	10,939	6,425	23,566
Capital leases	335	—	335	56	132	97	50
Off-balance sheet
Purchase obligations	3,626	97	3,723	1,473	1,886	240	124
Operating leases	1,543	505	2,048	599	779	300	370
Total	$59,287	$136,186	$195,473	$43,366	$59,763	$33,281	$59,063
_________
*   Amount includes $521 million for the Automotive sector and $32.8 billion for the Financial Services sector for the current portion of long-term debt.  See Note 16 of the Notes to the Financial Statements for additional discussion.

Liabilities recognized under FIN 48 for uncertain tax benefits of $2.1 billion (see Note 19 of the Notes to the Financial Statements) are excluded from the table above.  Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot be reasonably estimated.

For additional information regarding long-term debt, operating lease obligations, and pension and OPEB obligations, see Notes 16, 5 and 24, respectively, of the Notes to the Financial Statements.

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

In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates).  Derivative positions are used to manage underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes.  In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income.  For additional information on our derivatives, see Note 23 of the Notes to the Financial Statements.

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

The net fair value of foreign exchange forward and option contracts as of December 31, 2007 was an asset of $632 million compared to an asset of $705 million as of December 31, 2006.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying foreign currency exchange rates, would be about $2.0 billion and $2.1 billion at December 31, 2007 and 2006, respectively.

Commodity Price Risk.  Commodity price risk is the possibility that our financial results could be better or worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene).  Steel and resins are our two largest commodity exposures and are among the most difficult to hedge.

We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals, precious metals and energies).  In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value of commodity forward and option contracts as of December 31, 2007 was an asset of $353 million compared to an asset of $750 million as of December 31, 2006.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity price, would be about $100 million and $200 million at December 31, 2007 and 2006, respectively.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials.  In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk.  Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio due to a change in interest rates.  Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents, net marketable and loaned securities.  At December 31, 2007, we had $33 billion in our Automotive investment portfolio, compared to $32.6 billion at December 31, 2006.  We invest the portfolio in securities of various types and maturities, the value of which are subject to fluctuations in interest rates.  These securities are generally classified as either trading or available-for-sale.  The trading portfolio gains and losses (unrealized and realized) are reported in the income statement.  The available-for-sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders' Equity in Accumulated other comprehensive income/(loss).  The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our trading and available-for-sale portfolios.  As of December 31, 2007, the value of our trading portfolio (including cash and cash equivalents) was $31.2 billion, which is $300 million higher than December 31, 2006.  The value of our available-for-sale portfolio (including cash equivalents) was about $1.6 billion, which is about $50 million lower than December 31, 2006.

Assuming a hypothetical increase in interest rates of one percentage point, the value of our trading and available-for-sale portfolios would be reduced by about $61 million and $24 million, respectively.  This compares to $92 million and $23 million, respectively, as calculated as of December 31, 2006.  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected.  The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve.  In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 23 of the Notes to the Financial Statements.

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

Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk.  Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks.  Credit and residual risks are discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and liquidity risk is discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources".  A discussion of Ford Credit's market risks is included below.

Foreign Currency Risk.  To meet funding objectives, Ford Credit issues debt or, for its international affiliates, draws on local credit lines in a variety of currencies.  Ford Credit faces exposure to currency exchange rate changes if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables.  When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements.  When a different currency is used, Ford Credit seeks to minimize its exposure to changes in currency exchange rates by executing foreign currency derivatives.  These derivatives convert substantially all of its foreign currency debt obligations to the local country currency of the receivables.  As a result, Ford Credit's market risk exposure relating to currency exchange rates is believed to be insignificant.

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

The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States, Canada and the United Kingdom, which together represented approximately 78% of its total on-balance sheet finance receivables at December 31, 2007.  For its other international affiliates, Ford Credit uses a technique commonly referred to as "gap analysis," to measure re-pricing mismatch.  This process uses re-pricing schedules, which group assets, debt and swaps into discrete time bands based on their re-pricing characteristics.  Under this process, Ford Credit enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time band falls within an established tolerance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

As a result of its interest rate risk management process, Ford Credit's debt, combined with the derivative instruments economically hedging its debt, re-prices faster than its assets.  Other things equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit's debt will increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit's pre-tax cash flow.  Correspondingly, during a period of falling interest rates, Ford Credit's pre-tax cash flow would be expected to initially increase.  To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a "parallel shift"), as well as a base case that assumes that interest rates remain constant at existing levels.  The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  The sensitivity as of year-end 2007 and 2006 was as follows (in millions):

	December 31, 2007	December 31, 2006
Pre-tax Cash Flow sensitivity given a one percentage point instantaneous increase in interest rates	$(16)	$(86)
Pre-tax Cash Flow sensitivity given a one percentage point instantaneous decrease in interest rates	16	86

Based on assumptions included in the analysis, sensitivity to a one percentage point instantaneous change in interest rates was lower at year-end 2007 than at year-end 2006.  This change primarily reflects the results of normal fluctuations within the approved tolerances of risk management strategy.  While the sensitivity analysis presented is Ford Credit's best estimate of the impacts of specified assumed interest rate scenarios, the model Ford Credit uses for this analysis is heavily dependent on assumptions, so that actual results could differ from those projected.  Embedded in the model Ford Credit uses are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity.  Ford Credit's repayment projections of retail installment sale and lease contracts ahead of contractual maturity are based on historical experience.  If interest rates or other factors were to change, the actual prepayment experience could be different than projected.

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

The fair value of Ford Credit's net derivative financial instruments (derivative assets less derivative liabilities) as reported in Note 23 of the Notes to the Financial Statements as of December 31, 2007 was $1.4 billion compared with $1.5 billion at December 31, 2006.  For additional information on Ford Credit derivatives, please refer to the "Financial Services Sector" discussion in Note 23 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Financial Statement Schedule are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-67 and FSS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2007 and 2006 is provided in Note 27 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007 and each has concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.  The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

During the fourth quarter of 2007, we had the following changes in our business processes or practices that have resulted or likely will result in significant changes in our internal control over financial reporting:

•
We changed our global business practice for offering and announcing retail variable marketing incentives to our dealers.  Generally, we accrue incentives for vehicles that we have produced based upon the incentive information we have communicated to our dealers.  In the fourth quarter of 2007, we changed from a quarterly to an annual process for announcing and committing to our dealers that incentives will be available depending on various market factors.

•
As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation – Overview," Ford and the UAW entered into a new Collective Bargaining Agreement, as well as a Memorandum of Understanding concerning retiree health care liability.  Among other things, the new CBA provides for an entry-level wage and post-retirement benefit structure and significant limitations on Jobs Bank Benefits.  The MOU essentially provides for shifting to a new external VEBA, to which we will make specified contributions, our obligation to provide retiree health care benefits to current and former UAW-represented employees.

•
Our Ford Europe business unit partially insourced the provision of transportation and logistics services in Europe.    As a result, revenue from the sale of vehicles that were previously shipped via an outside service provider is now recognized at the time at which the vehicles are delivered to our dealer customers, whereas prior to the insourcing of the transportation services, revenue was recognized when the vehicles were shipped via the outside service provider.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers of Ford and Corporate Governance

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Management Stock Ownership" in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption "Committees of the Board of Directors" in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee's review and discussion of the audited financial statements is incorporated by reference from information under the caption "Audit Committee Report" in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement.  In addition, we have included in "Item 1. Business" instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," and "Post-Employment Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Management Stock Ownership" in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption "Audit Committee Report" in our Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2007 Form 10-K Report:

•	Consolidated Statement of Income and Sector Statement of Income for the years ended December 31, 2007, 2006, and 2005.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2007 and 2006.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

•	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-67 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description

Schedule II	Valuation and Qualifying Accounts

Schedule II is filed as part of this Report and is set forth on page FSS-1 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in our Consolidated and Sector Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2001.*

Exhibit 10-B	Executive Separation Allowance Plan as amended through October 1, 2006 for separations on or after January 1, 1981.**	Filed as Exhibit 10-B to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-C	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed as Exhibit 10-D to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D	Benefit Equalization Plan, as amended as of October 1, 2006.**	Filed as Exhibit 10-D to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-D-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford's Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-F	Supplemental Executive Retirement Plan, as amended through October 1, 2006.**	Filed as Exhibit 10-F to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-G	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-G-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-G-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-G-3	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-H	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-H-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-H-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-H-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-H-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of October 1, 2006).**	Filed as Exhibit 10-J to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Select Retirement Plan, as amended through October 1, 2006.**	Filed as Exhibit 10-M to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of July 12, 2006.**	Filed as Exhibit 10-N to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-N-1	Amendments to Deferred Compensation Plan, effective as of December 1, 2006.**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-O-1	Annual Incentive Compensation Plan Metrics for 2007.**	Filed as Exhibit 10-O-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2008.**	Filed with this Report.

Exhibit 10-O-3	Performance-Based Restricted Stock Unit Metrics for 2008.**	Filed with this Report.

Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-3	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-4	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-5	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed as Exhibit 10-Q-4 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-6	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed as Exhibit 10-P-6 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-7	Form of Final Award Notification Letter For 2005-2007 Performance Period.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-P-8	Form of Restricted Stock Equivalent Grant Letter.**	Filed as Exhibit 10-Q-6 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-9	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2005.**	Filed as Exhibit 10-Q-7 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-10	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2006.**	Filed as Exhibit 10-P-10 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-Q-8 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-12	Form of Final Award Notification Letter for 2005 Performance-Based Restricted Stock Equivalents.**	Filed as Exhibit 10-P-12 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-13	Form of Final Award Notification Letter for 2006 Performance-Based Restricted Stock Equivalents.**	Filed as Exhibit 10-P-13 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-P-14	Description of Performance-Based Restricted Stock Units for 2007.**	Filed as Exhibit 10-P-14 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-P-15	Form of Final Award Notification Letter for 2007 Performance-Based Restricted Stock Units.**	Filed with this Report.

Exhibit 10-P-16	Form of Performance-Based Restricted Stock Unit Opportunity Letter for 2008.**	Filed with this Report.

Exhibit 10-P-17	Form of Final Award Notification Letter for 2004-2006 Performance Period.**	Filed as Exhibit 10-P-15 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-P-18	Description of Time-Based Restricted Stock Units.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-P-19	1998 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed with this Report.

Exhibit 10-P-20	1998 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-21	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-P-22	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-Q	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-R	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-S	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-T	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-U	Form of Special 2006-2008 Retention Incentive Opportunity Letter.**	Filed as Exhibit 10-U to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-U-1	Description of Settlement of Special 2006 – 2008 Senior Executive Retention Program.**	Filed as Exhibit 10-U-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-U-2	Form of Final Award Letter for Performance-Based Restricted Stock Unit Enhanced Grant.**	Filed with this Report.

Exhibit 10-V	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-V-1	Form of Final Award Letter for Performance Incentive Opportunity.**	Filed with this Report.

Exhibit 10-W	Arrangement between Ford Motor Company and William Clay Ford, Jr., dated February 27, 2008.**	Filed with this Report.

Exhibit 10-X	Agreement between Ford Motor Company and Mark Fields dated October 5, 2005.**	Filed as Exhibit 10-CC to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-X-1	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Z	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-Z-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Z-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-AA	Consulting Agreement between Ford Motor Company and Sir John Bond dated September 13, 2006.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-BB	Credit Agreement dated as of December 15, 2006.	Filed as Exhibit 10-EE to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-CC	Memorandum of Understanding regarding Post-Retirement Medical Care.	Filed as Exhibit 10 to our Current Report on Form 8-K dated November 15, 2007.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 21, 2008.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
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

FORD MOTOR COMPANY

By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

Date:	February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.* William Clay Ford, Jr.	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Acting Chair of the Finance Committee	February 27, 2008

ALAN MULALLY* Alan Mulally	Director, President and Chief Executive Officer (principal executive officer)	February 27, 2008

JOHN R. H. BOND*	Director	February 27, 2008
John R. H. Bond

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 27, 2008
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 27, 2008
Kimberly A. Casiano

EDSEL B. FORD II*	Director	February 27, 2008
Edsel B. Ford II

IRVINE O. HOCKADAY, JR.*	Director	February 27, 2008
Irvine O. Hockaday, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 27, 2008
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and	February 27, 2008
Ellen R. Marram	Governance Committee

HOMER A. NEAL*	Director and Chair of the Environmental and	February 27, 2008
Homer A. Neal	Public Policy Committee

JORMA OLLILA*	Director	February 27, 2008
Jorma Ollila

Signature	Title	Date

GERALD L. SHAHEEN*	Director	February 27, 2008
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 27, 2008
John L. Thornton

DONAT R. LECLAIR, JR,* Donat R. Leclair, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2008

PETER J. DANIEL* Peter J. Daniel	Senior Vice President and Controller (principal accounting officer)	February 27, 2008

*By: /s/ PETER J. SHERRY, JR.		February 27, 2008
(Peter J. Sherry, Jr.) Attorney-in-Fact

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(in millions, except per share amounts)

	2007	2006	2005
Sales and revenues
Automotive sales	$154,379	$143,249	$153,413
Financial Services revenues	18,076	16,816	23,422
Total sales and revenues	172,455	160,065	176,835

Costs and expenses
Automotive cost of sales	142,587	148,866	144,920
Selling, administrative and other expenses	21,169	19,148	24,588
Goodwill impairment	2,400	—	—
Interest expense	10,927	8,783	8,417
Financial Services provision for credit and insurance losses	668	241	483
Total costs and expenses	177,751	177,038	178,408

Automotive interest income and other non-operating income/(expense), net	1,161	1,478	1,247
Automotive equity in net income/(loss) of affiliated companies	389	421	285
Gain on sale of The Hertz Corporation ("Hertz") (Note 20)	—	—	1,095
Income/(Loss) before income taxes	(3,746)	(15,074)	1,054
Provision for/(Benefit from) income taxes (Note 19)	(1,294)	(2,655)	(855)
Income/(Loss) before minority interests	(2,452)	(12,419)	1,909
Minority interests in net income/(loss) of subsidiaries	312	210	280
Income/(Loss) from continuing operations	(2,764)	(12,629)	1,629
Income/(Loss) from discontinued operations (Note 20)	41	16	62
Income/(Loss) before cumulative effects of changes in accounting principles	(2,723)	(12,613)	1,691
Cumulative effects of changes in accounting principles (Note 28)	—	—	(251)
Net income/(loss)	$(2,723)	$(12,613)	$1,440

Average number of shares of Common and Class B Stock outstanding	1,979	1,879	1,846

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 21)
Basic income/(loss)
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.88
Income/(Loss) from discontinued operations	0.02	0.01	0.04
Cumulative effects of changes in accounting principles	—	—	(0.14)
Net income/(loss)	$(1.38)	$(6.72)	$0.78

Diluted income/(loss)
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.86
Income/(Loss) from discontinued operations	0.02	0.01	0.03
Cumulative effects of changes in accounting principles	—	—	(0.12)
Net income/(loss)	$(1.38)	$(6.72)	$0.77

Cash dividends	$—	$0.25	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(in millions, except per share amounts)

	2007	2006	2005
AUTOMOTIVE
Sales	$154,379	$143,249	$153,413
Costs and expenses
Cost of sales	142,587	148,866	144,920
Selling, administrative and other expenses	13,660	12,327	12,704
Goodwill impairment	2,400	—	—
Total costs and expenses	158,647	161,193	157,624
Operating income/(loss)	(4,268)	(17,944)	(4,211)

Interest expense	2,252	995	1,220

Interest income and other non-operating income/(expense), net	1,161	1,478	1,247
Equity in net income/(loss) of affiliated companies	389	421	285
Income/(Loss) before income taxes — Automotive	(4,970)	(17,040)	(3,899)

FINANCIAL SERVICES
Revenues	18,076	16,816	23,422
Costs and expenses
Interest expense	8,675	7,788	7,197
Depreciation	6,289	5,295	5,854
Operating and other expenses	1,220	1,526	6,030
Provision for credit and insurance losses	668	241	483
Total costs and expenses	16,852	14,850	19,564
Gain on sale of Hertz (Note 20)	—	—	1,095
Income/(Loss) before income taxes — Financial Services	1,224	1,966	4,953

TOTAL COMPANY
Income/(Loss) before income taxes	(3,746)	(15,074)	1,054
Provision for/(Benefit from) income taxes (Note 19)	(1,294)	(2,655)	(855)
Income/(Loss) before minority interests	(2,452)	(12,419)	1,909
Minority interests in net income/(loss) of subsidiaries	312	210	280
Income/(Loss) from continuing operations	(2,764)	(12,629)	1,629
Income/(Loss) from discontinued operations (Note 20)	41	16	62
Income/(Loss) before cumulative effects of changes in accounting principles	(2,723)	(12,613)	1.691
Cumulative effects of changes in accounting principles (Note 28)	—	—	(251)
Net income/(loss)	$(2,723)	$(12,613)	$1,440

Average number of shares of Common and Class B Stock outstanding	1,979	1,879	1,846

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 21)
Basic income/(loss)
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.88
Income/(Loss) from discontinued operations	0.02	0.01	0.04
Cumulative effects of changes in accounting principles	—	—	(0.14)
Net income/(loss)	$(1.38)	$(6.72)	$0.78

Diluted income/(loss)
Income/(Loss) from continuing operations	$(1.40)	$(6.73)	$0.86
Income/(Loss) from discontinued operations	0.02	0.01	0.03
Cumulative effects of changes in accounting principles	—	—	(0.12)
Net income/(loss)	$(1.38)	$(6.72)	$0.77

Cash dividends	$—	$0.25	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$35,283	$28,896
Marketable securities (Note 3)	5,248	21,472
Loaned securities (Note 3)	10,267	5,256
Finance receivables, net	109,053	106,863
Other receivables, net	8,210	7,067
Net investment in operating leases (Note 5)	33,255	29,787
Retained interest in sold receivables (Note 7)	653	990
Inventories (Note 8)	10,121	10,017
Equity in net assets of affiliated companies (Note 9)	2,853	2,790
Net property (Note 11)	36,239	36,055
Deferred income taxes	3,500	4,922
Goodwill and other net intangible assets (Note 13)	2,069	3,611
Assets of discontinued/held-for-sale operations	7,537	8,215
Other assets	14,976	13,255
Total assets	$279,264	$279,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables	$20,832	$21,214
Accrued liabilities and deferred revenue (Note 15)	74,738	80,058
Debt (Note 16)	168,530	171,832
Deferred income taxes	3,034	2,744
Liabilities of discontinued/held-for-sale operations	5,081	5,654
Total liabilities	272,215	281,502

Minority interests	1,421	1,159

Stockholders' equity
Capital stock (Note 21)
Common Stock, par value $0.01 per share (2,124 million shares issued and 6,000 million authorized)	21	18
Class B Stock, par value $0.01 per share (71 million shares issued and 530 million authorized)	1	1
Capital in excess of par value of stock	7,834	4,562
Accumulated other comprehensive income/(loss)	(558)	(7,846)
Treasury stock	(185)	(183)
Retained earnings/(Accumulated deficit)	(1,485)	(17)
Total stockholders' equity	5,628	(3,465)
Total liabilities and stockholders' equity	$279,264	$279,196

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	December 31, 2007	December 31, 2006
ASSETS
Automotive
Cash and cash equivalents	$20,678	$16,022
Marketable securities (Note 3)	2,092	11,310
Loaned securities (Note 3)	10,267	5,256
Total cash, marketable and loaned securities	33,037	32,588
Receivables, less allowances of $196 and $174	4,530	3,163
Inventories (Note 8)	10,121	10,017
Deferred income taxes	532	1,569
Other current assets	5,514	7,616
Current receivable from Financial Services (Note 1)	509	—
Total current assets	54,243	54,953
Equity in net assets of affiliated companies (Note 9)	2,283	2,029
Net property (Note 11)	35,979	35,786
Deferred income taxes	9,268	14,851
Goodwill and other net intangible assets (Note 13)	2,051	3,594
Assets of discontinued/held-for-sale operations	7,537	8,215
Other assets	5,614	3,206
Non-current receivable from Financial Services (Note 1)	1,514	—
Total Automotive assets	118,489	122,634
Financial Services
Cash and cash equivalents	14,605	12,874
Marketable securities (Note 3)	3,156	10,162
Finance receivables, net (Note 4)	112,733	110,767
Net investment in operating leases (Note 5)	30,309	26,606
Retained interest in sold receivables (Note 7)	653	990
Equity in net assets of affiliated companies (Note 9)	570	761
Goodwill and other net intangible assets (Note 13)	18	17
Other assets	7,217	6,047
Receivable from Automotive (Note 1)	—	1,467
Total Financial Services assets	169,261	169,691
Intersector elimination	(2,023)	(1,467)
Total assets	$285,727	$290,858

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$15,718	$15,346
Other payables	3,237	4,281
Accrued liabilities and deferred revenue (Note 15)	27,672	27,001
Deferred income taxes	2,671	3,138
Debt payable within one year (Note 16)	920	1,284
Current payable to Financial Services (Note 1)	—	640
Total current liabilities	50,218	51,690
Long-term debt (Note 16)	25,777	28,512
Other liabilities (Note 15)	41,676	48,291
Deferred income taxes	783	441
Net liabilities of discontinued/held-for-sale operations	5,081	5,654
Non-current payable to Financial Services (Note 1)	—	827
Total Automotive liabilities	123,535	135,415
Financial Services
Payables	1,877	1,587
Debt (Note 16)	141,833	142,036
Deferred income taxes	6,043	10,827
Other liabilities and deferred income	5,390	4,766
Payable to Automotive (Note 1)	2,023	—
Total Financial Services liabilities	157,166	159,216

Minority interests	1,421	1,159

Stockholders' equity
Capital stock (Note 21)
Common Stock, par value $0.01 per share (2,124 million shares issued and 6,000 million authorized)	21	18
Class B Stock, par value $0.01 per share (71 million shares issued and 530 million authorized)	1	1
Capital in excess of par value of stock	7,834	4,562
Accumulated other comprehensive income/(loss)	(558)	(7,846)
Treasury stock	(185)	(183)
Retained earnings/(Accumulated deficit)	(1,485)	(17)
Total stockholders' equity	5,628	(3,465)
Intersector elimination	(2,023)	(1,467)
Total liabilities and stockholders' equity	$285,727	$290,858

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(in millions)

	2007	2006	2005
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 22)	$17,074	$9,622	$20,392

Cash flows from investing activities of continuing operations
Capital expenditures	(6,022)	(6,848)	(7,516)
Acquisitions of retail and other finance receivables and operating leases	(55,681)	(59,793)	(54,024)
Collections of retail and other finance receivables and operating leases	45,498	41,502	48,257
Net acquisitions of daily rental vehicles	—	—	(1,552)
Purchases of securities	(11,423)	(23,678)	(11,883)
Sales and maturities of securities	18,660	18,456	8,735
Proceeds from sales of retail and other finance receivables and operating leases	708	5,120	17,288
Proceeds from sale of businesses	1,236	56	7,937
Cash paid for acquisitions	(26)	—	(2,031)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	(4)	(1,255)
Other	650	325	1,849
Net cash (used in)/provided by investing activities	(6,483)	(24,864)	5,805

Cash flows from financing activities of continuing operations
Cash dividends	—	(468)	(738)
Sales of Common Stock	250	431	895
Purchases of Common Stock	(31)	(183)	(570)
Changes in short-term debt	919	(5,825)	(8,713)
Proceeds from issuance of other debt	33,113	58,258	24,559
Principal payments on other debt	(39,431)	(36,601)	(36,080)
Other	(62)	(339)	(153)
Net cash (used in)/provided by financing activities	(5,242)	15,273	(20,800)

Effect of exchange rate changes on cash	1,014	464	(496)

Net increase/(decrease) in cash and cash equivalents from continuing operations	6,363	495	4,901

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	26	(11)	49
Cash flows from investing activities of discontinued operations	—	—	(49)
Cash flows from financing activities of discontinued operations	—	—	—

Net increase/(decrease) in cash and cash equivalents	$6,389	$484	$4,901

Cash and cash equivalents at January 1	$28,896	$28,391	$22,806
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	19	703
Net increase/(decrease) in cash and cash equivalents	6,389	484	4,901
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	2	(19)
Cash and cash equivalents at December 31	$35,283	$28,896	$28,391

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(in millions)

	2007		2006		2005
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 22)	$8,725	$6,402	$(4,172)	$7,316	$5,438	$6,912

Cash flows from investing activities of continuing operations
Capital expenditures	(5,971)	(51)	(6,809)	(39)	(7,122)	(394)
Acquisitions of retail and other finance receivables and operating leases	—	(55,681)	—	(59,793)	—	(54,024)
Collections of retail and other finance receivables and operating leases	—	45,518	—	41,867	—	48,245
Net (increase)/decrease in wholesale receivables	—	1,927	—	6,113	—	4,751
Net acquisitions of daily rental vehicles	—	—	—	—	—	(1,988)
Purchases of securities	(2,628)	(8,795)	(4,068)	(19,610)	(5,714)	(6,169)
Sales and maturities of securities	2,686	15,974	4,865	13,591	5,106	3,629
Proceeds from sales of retail and other finance receivables and operating leases	—	708	—	5,120	—	17,288
Proceeds from sale of wholesale receivables	—	—	—	—	—	3,739
Proceeds from sale of businesses	1,079	157	56	—	280	7,657
Cash paid for acquisitions	(26)	—	—	—	(2,031)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	—	(4)	—	—	(1,255)
Investing activity from Financial Services	—	—	1,185	—	8,407	—
Investing activity to Financial Services	(18)	—	(1,400)	—	—	—
Other	1,070	(420)	18	307	387	1,462
Net cash (used in)/provided by investing activities	(3,891)	(663)	(6,157)	(12,444)	(687)	22,941

Cash flows from financing activities of continuing operations
Cash dividends	—	—	(468)	—	(738)	—
Sales of Common Stock	250	—	431	—	895	—
Purchases of Common Stock	(31)	—	(183)	—	(570)	—
Changes in short-term debt	(90)	1,009	414	(6,239)	(115)	(8,598)
Proceeds from issuance of other debt	240	32,873	12,254	46,004	385	24,174
Principal payments on other debt	(837)	(38,594)	(758)	(35,843)	(758)	(35,322)
Financing activity from Automotive	—	18	—	1,400	—	—
Financing activity to Automotive	—	—	—	(1,185)	—	(8,407)
Other	61	(123)	(147)	(192)	(177)	24
Net cash (used in)/provided by financing activities	(407)	(4,817)	11,543	3,945	(1,078)	(28,129)

Effect of exchange rate changes on cash	506	508	104	360	(23)	(473)
Net change in intersector receivables/payables and other liabilities	(291)	291	1,321	(1,321)	(394)	394
Net increase/(decrease) in cash and cash equivalents from continuing operations	4,642	1,721	2,639	(2,144)	3,256	1,645

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	16	10	(11)	—	(22)	71
Cash flows from investing activities of discontinued operations	—	—	—	—	17	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$4,658	$1,731	$2,628	$(2,144)	$3,251	$1,650

Cash and cash equivalents at January 1	$16,022	$12,874	$13,373	$15,018	$10,117	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	—	19	—	24	679
Net increase/(decrease) in cash and cash equivalents	4,658	1,731	2,628	(2,144)	3,251	1,650
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	2	—	(19)	—
Cash and cash equivalents at December 31	$20,678	$14,605	$16,022	$12,874	$13,373	$15,018

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(in millions)

		Capital in		Accumulated Other Comprehensive
		Excess	Retained	Income/(Loss)
		of Par	Earnings/	Foreign	Employee	Derivative
	Capital	Value of	(Accumulated	Currency	Benefit	Instruments
	Stock	Stock	Deficit)	Translation	Related	and Other	Other	Total
YEAR ENDED DECEMBER 31, 2005
Balance at beginning of year	$19	$5,321	$12,362	$4,012	$(3,971)	$1,422	$(1,728)	$17,437
Comprehensive income/(loss)
Net income/(loss)	—	—	1,440	—	—	—	—	1,440
Foreign currency translation (net of $299 of tax benefit)	—	—	—	(3,684)	—	—	—	(3,684)
Net gain/(loss) on derivative instruments (net of $527 of tax benefit)	—	—	—	285	—	(1,264)	—	(979)
Minimum pension liability (net of $229 of tax benefit)	—	—	—	—	(425)	—	—	(425)
Net holding gain/(loss) (net of $30 of tax benefit)	—	—	—	—	—	(55)	—	(55)
Comprehensive income/(loss)								(3,703)
Common Stock issued for employee benefit plans and other	—	(449)	—	—	—	—	—	(449)
ESOP loan and treasury stock	—	—	—	—	—	—	895	895
Cash dividends	—	—	(738)	—	—	—	—	(738)
Balance at end of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442

YEAR ENDED DECEMBER 31, 2006
Balance at beginning of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442
Comprehensive income/(loss)
Net income/(loss)	—	—	(12,613)	—	—	—	—	(12,613)
Foreign currency translation (net of $3 of tax benefit)	—	—	—	2,585	—	—	—	2,585
Net gain/(loss) on derivative instruments (net of $266 of tax)	—	—	—	17	—	477	—	494
Minimum pension liability (net of $819 of tax)	—	—	—	—	1,542	—	—	1,542
Net holding gain/(loss) (net of $31 of tax benefit)	—	—	—	—	—	(59)	—	(59)
Comprehensive income/(loss)								(8,051)
Adoption of Statement of Financial Accounting Standards No. 158 (net of $646 of tax benefit)	—	—	—	—	(8,728)	—	—	(8,728)
Common Stock issued for employee benefit plans and other	—	(310)	—	—	—	—	—	(310)
ESOP loan and treasury stock	—	—	—	—	—	—	650	650
Cash dividends	—	—	(468)	—	—	—	—	(468)
Balance at end of year	$19	$4,562	$(17)	$3,215	$(11,582)	$521	$(183)	$(3,465)

YEAR ENDED DECEMBER 31, 2007
Balance at beginning of year	$19	$4,562	$(17)	$3,215	$(11,582)	$521	$(183)	$(3,465)
Comprehensive income/(loss)
Net income/(loss)	—	—	(2,723)	—	—	—	—	(2,723)
Foreign currency translation (net of $0 of tax)	—	—	—	1,780	—	—	—	1,780
Net gain/(loss) on derivative instruments (net of $126 of tax benefit)	—	—	—	2	—	(66)	—	(64)
Employee benefit related (net of $1,870 of tax)	—	—	—	—	5,620	—	—	5,620
Net holding gain/(loss) (net of $6 of tax benefit)	—	—	—	—	—	(48)	—	(48)
Comprehensive income/(loss)								4,565
Adoption of FASB Interpretation No. 48	—	—	1,255	—	—	—	—	1,255
Common Stock issued for debt conversion, employee benefit plans, and other	3	3,272	—	—	—	—	—	3,275
ESOP loan and treasury stock	—	—	—	—	—	—	(2)	(2)
Cash dividends	—	—	—	—	—	—	—	—
Balance at end of year	$22	$7,834	$(1,485)	$4,997	$(5,962)	$407	$(185)	$5,628
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Principles of Presentation and Consolidation

Our financial statements are presented in accordance with generally accepted accounting principles ("GAAP") in the United States and are shown on a consolidated basis, and on a sector basis for Automotive and Financial Services.  We believe the additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses.  The difference between the total assets and total liabilities as presented in our sector balance sheet and our consolidated balance sheet is the result of netting of deferred tax assets and liabilities.

Our financial statements include consolidated majority-owned subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary.  The equity method of accounting is used for our investments in entities for which we do not have control or are not the primary beneficiary, but over whose operating and financial policies we have the ability to exercise significant influence.

To provide comparative prior-year balance sheets, certain amounts on our December 31, 2006 consolidated and sector balance sheets and related footnotes have been reclassified for operations held for sale in 2007.  See Note 20 for information about our held-for-sale operations.

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business.  We formally documented certain long-standing business practices with Ford Motor Credit Company LLC ("Ford Credit"), our indirect wholly-owned subsidiary, in a 2001 agreement that was amended in 2006.  Additional details on certain transactions and the effect on each sector's balance sheet at December 31 are shown below (in billions):

	2007		2006
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$3.7		$3.9
Wholesale receivables/Other (b)		1.8		1.9
Net investment in operating leases (c)		0.7		0.8
Other assets (d)		1.2		0.7
Intersector receivables/(payables) (e)	$2.0	(2.0)	$(1.5)	1.5
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
(d)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector's obligation to repurchase such vehicles from daily rental car companies.  These vehicles are subsequently sold at auction.

(e)	Amounts owed to the Automotive sector by Ford Credit, or vice versa, under a tax sharing agreement.

Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest supplements and other support costs for special financing and leasing programs were $4.6 billion in 2007, $3.5 billion in 2006, and $3.3 billion in 2005.  The Automotive sector had accrued in Accrued liabilities and deferred revenue $5.4 billion and $4.6 billion for interest supplements at December 31, 2007 and 2006, respectively, and about $900 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the related finance contracts at December 31, 2007 and 2006.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

Automotive sales consist primarily of revenue generated from the sale of vehicles.  Sales are recorded when the risks and rewards of ownership are transferred to our customers (generally dealers and distributors).  For the majority of our sales, this occurs when products are shipped from our manufacturing facilities.  When vehicles are shipped to customers or modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.  We also sell vehicles to daily rental car companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of transfer, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive sales over the term of the lease, using a straight-line method.  Also at the time of transfer, the cost of the vehicles is recorded as an operating lease in Other current assets.  The difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  At December 31, 2007 and 2006, included in Accrued liabilities and deferred revenue was $3.2 billion and $3.6 billion, respectively, and included in Other current assets was $2.9 billion and $3.2 billion, respectively, for these vehicles.

Income generated from cash and cash equivalents, investments in marketable securities, loaned securities and other miscellaneous receivables is reported in Automotive interest income and other non-operating income/(expense), net.

Revenue Recognition — Financial Services Sector

Revenue from finance receivables (including direct financing leases) is recognized using the interest method.  Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue.  Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease.  Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease.  The accrual of rental payments on operating leases and interest on receivables is discontinued at the time a receivable is determined to be uncollectible.

Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Financial Services revenues.

Marketing Incentives and Interest Supplements

Marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector, are recognized by the Automotive sector as revenue reductions.  These revenue reductions are accrued at the later of the date the related vehicle sales to the dealers are recorded or the date the incentive program is both approved and communicated.  We generally estimate these accruals using marketing incentives that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.  The Financial Services sector identifies payments for special financing and leasing programs as interest supplements or other support costs and recognizes them consistent with the earnings process of the underlying receivable or operating lease.

Supplier Price Adjustments

We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material.  These price adjustments relate to changes in design specifications or to other commercial terms such as economics, productivity, and competitive pricing.  We recognize price adjustments when we reach final agreement with our suppliers.  In general, we avoid direct price changes in consideration of future business; however, when these occur, our policy is to defer the financial statement impact of any such price change given explicitly in consideration of future business where guaranteed volumes are specified.

Raw Material Arrangements

We negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers.  These raw material arrangements, which take place independently of any purchase orders being issued to our suppliers, are negotiated at arms length and do not involve volume guarantees to either party.  When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

raw material and the income from the subsequent sale to the supplier in Automotive cost of sales.  When we retain the risks and rewards of ownership, we account for the raw material as Inventory on our balance sheet until the resulting vehicle is sold.

Warranty and Extended Service Plans

Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer, including costs for basic warranty coverage on vehicles sold, product recalls, and other customer service actions.  Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Government Grants and Loan Incentives

From time to time, we receive grants and loan incentives from domestic and foreign governments.  They are recorded in the financial statements as dictated by the grant agreement, either as a reduction of expenses or a reduction of the cost of the capital investment.  The benefit of grants and loan incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.  When recorded as a reduction of expense, grants and loan incentives are recorded as a reduction in Automotive cost of sales.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars using end-of-period exchange rates and any resulting translation adjustments are contained in Accumulated other comprehensive income/(loss).  The net translation adjustments for 2007 and 2006 were an increase in net assets and Accumulated other comprehensive income/(loss) of $1.8 billion and $2.6 billion (net of tax of $0 for 2007 and $3 million benefit for 2006), respectively.  In 2005, the net translation adjustment was a decrease in net assets and  Accumulated other comprehensive income/(loss) of $3.7 billion (net of tax of $299 million).  This net translation adjustment also reflects amounts transferred to net income as a result of the sale or liquidation of an entity, resulting in a gain of $116 million (primarily from the sale of Hertz) in 2005.

Also included in Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, and Financial Services revenues are gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities.  For additional discussion of hedging activities, see Note 23.  The net after-tax income effects of these adjustments were a gain of $217 million in 2007, a loss of $17 million in 2006, and a gain of $621 million in 2005.

Presentation of Sales and Sales-Related Taxes

We collect and remit taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our customers.  These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes.  We report the collection of these taxes on a net basis (excluded from revenues).

Selected Other Costs

Freight, engineering and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative and other expenses.  Engineering, research and development, and advertising costs are expensed as incurred and were as follows (in billions):

	2007	2006	2005
Engineering, research and development	$7.5	$7.2	$8.0
Advertising	5.4	5.1	5.0

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and all highly-liquid investments with a maturity of 90 days or less at the date of purchase, including short-term time deposits, government agency securities, and corporate obligations, are classified in Cash and cash equivalents.  Cash and cash equivalents and investments that are restricted as to withdrawal or usage under the terms of certain contractual arrangements are recorded in Other assets on our consolidated balance sheet.  We review our disbursement accounts and reclassify any aggregate negative balances to a liability account included in Payables on our balance sheet.  See Note 7 for additional information regarding cash that supports Financial Services' on-balance sheet securitizations.

Marketable, Loaned and Other Securities

We classify securities as trading, available-for-sale, or held-to-maturity.  Trading and available-for-sale securities are recorded at fair value, and held-to-maturity securities are recorded at amortized cost.  The fair value of trading and available-for-sale securities is determined by quoted market prices.  The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities traded in the market.  Realized gains and losses are accounted for using the specific identification method.

Unrealized gains and losses on trading securities, as well as realized gains and losses for all securities, are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services revenues.  Unrealized holding gains and losses for available-for-sale securities are reported, net of tax, in Accumulated other comprehensive income/(loss).

We utilize a systematic process to evaluate whether unrealized losses related to investments in debt and equity securities are temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.  If losses are determined to be other than temporary, the investment carrying amount is considered impaired and adjusted downward to a revised fair basis.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

We loan certain securities from our portfolio to other institutions.  Such securities are classified as Loaned securities.  Collateral for the loaned securities, consisting of cash or other securities, is maintained at a rate of 102% of the market value of a loaned security.  We have securities as collateral in the amount of $10 billion and $4.4 billion for 2007 and 2006, respectively.  These securities have not been pledged or sold.  We have cash as collateral in the amount of $480 million and $931 million for 2007 and 2006, respectively.  This cash collateral is recorded in Other assets on the consolidated balance sheet and Other current assets on the sector balance sheet, offset by a current obligation to return the collateral in Payables on the consolidated balance sheet and Other payables on the sector balance sheet.  Income received from loaning securities is recorded as earned in Automotive interest income and other non-operating income/(expense), net.

Allowance for Credit Losses

The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet and is included in Finance receivables, net and Net investment in operating leases.  The allowance is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values and economic conditions.  Additions to the allowance for credit losses are recorded as charges to the Financial Services provision for credit and insurance losses. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of the time an account is deemed to be uncollectible or the account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Sales of Receivables

Ford Credit securitizes finance receivables and net investment in operating leases and sells retail installment sale contracts in whole-loan sale transactions to fund operations and to maintain liquidity.  Most of its securitizations do not meet the criteria for off-balance sheet treatment.  As a result, the securitized assets and associated debt remain on its balance sheet and no gain or loss is recorded for these transactions.

Ford Credit records its sales of receivables as off-balance sheet when each of the following criteria is met:

•	The receivables are isolated from the transferor (i.e., Ford Credit transfers the receivables to bankruptcy-remote special purpose entities ("SPEs") or other independent entities).

•
The receivables are transferred to an entity that has the right to pledge or exchange the assets, or to a qualifying SPE whose beneficial interest holders have the right to pledge or exchange their beneficial interests.  In its off-balance sheet transactions, Ford Credit generally uses a qualifying SPE or it sells the receivables to an independent entity.  In either case, Ford Credit does not restrict the transferee from pledging or exchanging the receivables or beneficial interests.

•
The transferor does not maintain control over the receivables (i.e., Ford Credit is not permitted to regain control over the transferred receivables or cause the return of specific receivables, other than through a "cleanup" call, an optional repurchase of the remaining transferred financial assets at a point where the cost of servicing the outstanding assets becomes burdensome in relation to the benefits).

For off-balance sheet sales of receivables, gains or losses are recognized in the period in which the sale occurs.  Ford Credit retains certain interests in receivables sold in off-balance sheet securitization transactions.  In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portions sold and retained based on their relative fair values at the date of sale.  Retained interests may include residual interest in securitizations, restricted cash held for the benefit of securitization investors, and subordinated securities. These interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Accumulated other comprehensive income/(loss).  Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  Ford Credit does not retain any interests in the whole-loan sale transactions but continues to service the sold receivables.

In both off-balance sheet securitization transactions and whole-loan sales, Ford Credit also retains the servicing rights and generally receives a servicing fee.  The fee is recognized as collected over the remaining term of the related sold finance receivables. Ford Credit establishes a servicing asset or liability when the servicing fee does not adequately compensate for retaining the servicing rights.  Interest supplement payments due from affiliates related to receivables sold in off-balance sheet securitizations or whole-loan sale transactions are recorded, on a present value basis, as a receivable in Other assets on its balance sheet at the time the receivables are sold.  Present value accretion is recognized in Financial Services revenues.

Depreciation and Amortization

Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, and 30 years for buildings and land improvements.  Maintenance, repairs, and rearrangement costs are expensed as incurred.

Beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method (units-of-production) to a time-based method.  The time-based method amortizes the cost of special tools over their expected useful lives using a straight-line method or, if the production volumes for major product programs associated

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

with the tools are expected to materially decline over the life of the tool, an accelerated method reflecting the rate of decline.  For 2006, this change in method decreased Automotive cost of sales by $135 million.

Goodwill

Beginning with 2006, our policy is to perform annual testing of goodwill and certain other net intangible assets during the fourth quarter to determine whether any impairment has occurred.  Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test.  Testing is conducted at the reporting unit level, which is generally the same level as our operating segments.  To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value.  Fair value is estimated using the present value of free cash flows method.  Prior to 2006, our policy was to test in the second quarter; in 2005, we tested in both the second and fourth quarters.  Fourth quarter testing is considered preferable because it allows us to use more current financial information and matches our business plan timing.  This change in accounting principle does not delay, accelerate or avoid an impairment charge or affect our financial statements.

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

Held-and-Used Long-Lived Assets.  We monitor the carrying value of long-lived asset groups held and used for potential impairment when certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses.  When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows (utilizing current cash flow information and expected growth rates) to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured relying primarily on the discounted cash flow methodology.  Additionally, we consider various market multiples (e.g., revenue and earnings before interest, taxes, and depreciation and amortization ("EBITDA")) and consult with external valuation experts.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported.  Estimates are used when accounting for certain items such as marketing accruals, warranty costs, employee benefit programs, etc.  Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances.  Due to the inherent uncertainty involved with estimates, actual results may differ.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  MARKETABLE AND OTHER SECURITIES

Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2007				2006

	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Automotive Sector
Trading	$10,956	$37	$92	$10,901	$15,060	$27	$18	$15,069

Available-for-sale
U.S. government	214	1	—	215	185	—	1	184
Mortgage-backed securities	575	6	1	580	595	1	3	593
Other debt securities	660	3	—	663	724	—	4	720
Subtotal	1,449	10	1	1,458	1,504	1	8	1,497

Total Automotive sector	$12,405	$47	$93	$12,359	$16,564	$28	$26	$16,566

Financial Services Sector
Trading	$1	$—	$—	$1	$1	$—	$—	$1

Available-for-sale
U.S. government	632	1	—	633	3,710	4	1	3,713
Government-sponsored enterprises	1,944	4	—	1,948	4,968	5	—	4,973
Mortgage-backed securities	324	2	1	325	263	1	4	260
Other debt securities	139	2	1	140	1,113	1	2	1,112
Equity securities	99	2	—	101	60	36	1	95
Subtotal	3,138	11	2	3,147	10,114	47	8	10,153

Held-to-maturity	8	—	—	8	8	—	—	8

Total Financial Services sector	$3,147	$11	$2	$3,156	$10,123	$47	$8	$10,162

The proceeds from maturities and sales of available-for-sale securities were as follows (in millions):

	Proceeds
	Maturities			Sales
	2007	2006	2005	2007	2006	2005
Automotive sector	$—	$496	$321	$2,686	$4,369	$4,785
Financial Services sector	7,900	9,157	2,381	8,074	4,434	691

Realized gains and losses on sales of available-for-sale securities were as follows (in millions):

	Gains			Losses
	2007	2006	2005	2007	2006	2005
Automotive sector	$10	$4	$2	$7	$22	$59
Financial Services sector	45	19	7	5	4	3

The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for our sectors at December 31, 2007 were as follows (in millions):

	Automotive		Financial Services
	Available-for-Sale		Available-for-Sale		Held-to-Maturity
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year	$51	$51	$2,384	$2,387	$1	$1
2-5 years	792	796	228	229	3	3
6-10 years	10	10	51	52	2	2
11 years and later	21	21	52	53	2	2
Mortgage-backed securities	575	580	324	325	—	—
Equity securities	—	—	99	101	—	—
Total	$1,449	$1,458	$3,138	$3,147	$8	$8

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  MARKETABLE AND OTHER SECURITIES (Continued)

The fair value of our investments in an unrealized loss position at December 31, 2007, aggregated by investment category and length of time the investments have been in a continuous loss position, were as follows (in millions):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Automotive Sector
Mortgage-backed securities	$8	$—	$67	$1	$75	$1

Financial Services Sector
Mortgage-backed securities	$9	$—	$100	$1	$109	$1
Other debt securities	14	—	16	1	30	1
Total Financial Services sector	$23	$—	$116	$2	$139	$2

Not included in the tables above are cost method investments totaling $82 million included in Other assets.  Our largest cost method investment relates to our ownership in Primrose Cove Limited of $69 million, preferred shares of which we received as part of the sale of Aston Martin Lagonda Group Limited ("Aston Martin").  See Note 20 for further discussion of the sale of Aston Martin.

NOTE 4.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

Net finance receivables at December 31 were as follows (in millions):

	2007	2006
Retail	$75,442	$72,513
Wholesale	33,457	33,813
Other finance receivables	4,753	5,396
Total finance receivables	113,652	111,722
Allowance for credit losses	(948)	(995)
Other	29	40
Net finance and other receivables	$112,733	$110,767

Net finance receivables subject to fair value*	$107,432	$105,324
Fair Value	$103,954	$104,066
__________
*
At December 31, 2007 and 2006, excludes $5.3 billion and $5.4 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Finance receivables that originated outside of the United States were $55.7 billion and $49.4 billion at December 31, 2007 and 2006, respectively.  Other finance receivables consisted primarily of real estate, commercial and other collateralized loans and accrued interest.  At December 31, 2007, finance receivables included $1.7 billion owed by the three customers with the largest receivables balances.

Included in net finance and other receivables at December 31, 2007 and 2006 were $67.2 billion and $56.5 billion, respectively, of finance receivables that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate, and prepayment risks associated with similar types of instruments.  For finance receivables with short maturities (generally three months or less), the book value approximates fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Future maturities of total finance receivables, including minimum lease rentals, are as follows (in millions):

	2008	2009	2010	Thereafter
Total finance receivables, including minimum lease rentals	$62,961	$20,965	$14,540	$14,041

Experience indicates that a portion of the portfolio is repaid before the contractual maturity dates.

Included in retail receivables above are investments in direct financing leases.  The net investment at December 31 was as follows (in millions):

	2007	2006
Total minimum lease rentals to be received	$3,430	$3,516
Less: Unearned income	(512)	(504)
Loan origination costs	57	49
Estimated residual values	2,356	2,349
Less: Allowance for credit losses	(52)	(52)
Net investment in direct financing leases	$5,279	$5,358

The investment in direct financing leases primarily relates to the leasing of vehicles.  Future maturities of minimum lease rentals, as included above, are as follows (in millions):

	2008	2009	2010	Thereafter
Minimum rentals on direct financing leases	$1,352	$1,012	$724	$342

NOTE 5.  NET INVESTMENT IN OPERATING LEASES

The net investment in operating leases at December 31 was as follows (in millions):

	2007	2006
Automotive Sector
Vehicles, net of depreciation	$2,946	$3,181
Financial Services Sector
Vehicles and other equipment, at cost	38,956	33,974
Accumulated depreciation	(8,493)	(7,242)
Allowance for credit losses	(154)	(126)
Total Financial Services sector	30,309	26,606
Total	$33,255	$29,787

Automotive Sector

Included in Net investment in operating leases for the Automotive sector are vehicles sold to daily rental car companies subject to guaranteed repurchase options.  Assets subject to operating leases are depreciated on the straight-line method over the projected service life of the lease to reduce the asset to its estimated residual value.  Operating lease depreciation expense (which excludes gains and losses on disposal of assets) was as follows (in millions):

	2007	2006	2005
Operating lease depreciation expense	$979	$1,384	$307

Included in Automotive sales are rents on operating leases.  The amount contractually due for minimum rentals on operating leases is $100 million for 2008.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  NET INVESTMENT IN OPERATING LEASES (Continued)

Financial Services Sector

Included in Net investment in operating leases at December 31, 2007 and 2006 were interests of $18.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Included in Financial Services revenues are rents on operating leases.  The amounts contractually due for minimum rentals on operating leases are as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter
Minimum rentals on operating leases	$5,118	$3,584	$1,980	$641	$82	$250

Assets subject to operating leases are depreciated on the straight-line method over the term of the lease to reduce the asset to its estimated residual value.  Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.  Operating lease depreciation expense (which includes gains and losses on disposal of assets) was as follows (in millions):

	2007	2006	2005
Operating lease depreciation expense	$6,212	$5,214	$5,666

NOTE 6.  ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

Changes in the allowance for credit losses for finance receivables, investment in direct financing leases, and investment in operating leases were as follows (in millions):

	2007	2006	2005
Beginning balance	$1,121	$1,594	$2,471
Provision for credit losses	592	100	167
Total charge-offs and recoveries
Charge-offs	(1,105)	(995)	(1,184)
Recoveries	470	470	478
Net charge-offs	(635)	(525)	(706)
Other changes, principally amounts related to finance receivables sold and translation adjustments	24	(48)	(338)
Ending balance	$1,102	$1,121	$1,594

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR

Servicing Portfolio

Ford Credit retains servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions.  The servicing portfolio is summarized in the following table for the years ended December 31 (in millions):

Retail
Servicing portfolio at December 31, 2005	$20,921
Receivables sales	5,531
Collections and re-acquired receivables	(12,218)
Servicing portfolio at December 31, 2006	14,234
Receivables sales	815
Collections and re-acquired receivables	(8,151)
Servicing portfolio at December 31, 2007	$6,898

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at December 31 included the following (in millions):

	2007	2006
Residual interest in securitization transactions	$466	$709
Restricted cash held for benefit of securitization investors	135	204
Subordinated securities	52	77
Retained interest in securitized assets	$653	$990

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions.  Retained interests are recorded at fair value.  The fair value of restricted cash held for investors is calculated based on the projected amortization of the cash and discounted at the transaction discount rate.  In determining the fair value of residual interest in securitization transactions, Ford Credit discounts the projected cash flows retained at the transaction discount rates.

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in Financial Services revenues for the years ended December 31 (in millions):

	2007	2006	2005
Income on residual interests	$157	$137	$468
Servicing fees	122	198	376
Interest income on retained interests	34	32	327
Net gain on sale of receivables	5	88	87
Other	73	213	255
Investment and other income related to sales of receivables	$391	$668	$1,513

For the year ended December 31, 2007, Ford Credit utilized certain point-of-sale assumptions to value the residual interest in its retail transactions, which included a discount rate of 12.5%, prepayment speeds of 1.5% (which represent expected payments earlier than scheduled maturity dates), and net credit losses of 1.3% over the life of sold receivables.  The weighted-average life of the underlying assets was 56.1 months.  For the year ended December 31, 2006, Ford Credit utilized certain point-of-sale assumptions to value the residual interest in its retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represent expected payments earlier than scheduled maturity dates), and net credit losses of 0.1% to 2.3% over the life of sold receivables.  The weighted-average life of the underlying assets was 45.8 months.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Cash Flow

The following table summarizes the cash flow movements between the transferees and Ford Credit in its off-balance sheet sales of receivables for the years ended December 31 (in millions):

	2007	2006	2005
Proceeds from sales of receivables and retained interests
Proceeds from sales of retail receivables	$697	$4,863	$15,549
Proceeds from interest in sold wholesale receivables	—	—	3,739
Proceeds from revolving-period securitizations	—	217	1,349
Proceeds from sale of retained notes – retail	—	40	298
Total	$697	$5,120	$20,935

Cash flows related to net change in retained interest
Interest in sold retail receivables	$401	$672	$708
Interest in sold wholesale receivables	—	—	2,684
Total	$401	$672	$3,392

Servicing fees
Retail	$122	$198	$260
Wholesale	—	—	116
Total	$122	$198	$376

Other cash flows received on retained interests (which are reflected in securitization income)
Retail	$147	$115	$276
Wholesale	—	—	507
Total	$147	$115	$783

During the fourth quarter of 2005, Ford Credit consolidated its off-balance sheet wholesale securitization program as a result of certain changes authorized in accordance with the transaction documents.  The accounting consolidation did not have an impact on Ford Credit's earnings, credit facilities, unsecured debt programs or other securitization programs.  This transaction was primarily non-cash and increased receivables by $17.9 billion and debt by $15.8 billion upon consolidation.

Ford Credit repurchased $36 million, $36 million, and $43 million of receivables in 2007, 2006, and 2005, respectively, relating to off-balance sheet sales of receivables due to receivable contract modifications or breach of initial eligibility criteria representations.

Other Disclosures

The following table summarizes key assumptions used at December 31, 2007 in estimating cash flows from off-balance sheet sales of retail receivables, and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes (in millions, except percentages):

	Assumption	Impact on Fair Value Based
	Percentage	on Adverse Change
	(annual rate)	10% Change	20% Change
Cash flow discount rate	12.5%	$(5)	$(9)
Estimated net credit loss rate	0.3% - 2.6%	(4)	(9)
Prepayment speed	0.8% - 1.5%	(2)	(2)

The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions, although changes in one factor may result in changes in another.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $180 million and $208 million at December 31, 2007 and 2006, respectively.  Credit losses, net of recoveries, were $65 million and $84 million for the years ended December 31, 2007 and 2006, respectively.  Expected static pool credit losses related to outstanding securitized retail receivables were 1.1% at December 31, 2007.  To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

On-Balance Sheet Securitizations

At December 31, 2007 and 2006, finance receivables of $67.2 billion and $56.5 billion, respectively, have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at December 31, 2007 and 2006, net investment in operating leases of $18.9 billion and $15.2 billion, respectively, have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These receivables and net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions.  At December 31, 2007 and 2006, associated debt of $69.2 billion and $59.6 billion, respectively, is reported on Ford Credit balance sheet for financial statement reporting purposes.  This debt includes long-term and short-term asset-backed debt that is payable only out of collections on the underlying securitized assets and related enhancements.  The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2007 and 2006 were $4.7 billion and $3.7 billion, respectively.  On-balance sheet securitizations generally use VIEs of which Ford Credit is the primary beneficiary.

NOTE 8.  INVENTORIES

Inventories at December 31 were as follows (in millions):

	2007	2006
Raw materials, work-in-process and supplies	$4,360	$4,334
Finished products	6,861	6,698
Total inventories under first-in, first-out method ("FIFO")	11,221	11,032
Less: Last-in, first-out method ("LIFO") adjustment	(1,100)	(1,015)
Total inventories	$10,121	$10,017

Inventories are stated at lower of cost or market.  About one-fourth of inventories were determined under LIFO method.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

The following table reflects our effective December 31, 2007 ownership percentages, and balances of equity method investments at December 31, 2007 and 2006 (in millions, except percentages):

		Investment Balance
	Ownership Percentages	2007	2006
Automotive Sector
Mazda Motor Corporation ("Mazda")	33.4%	$1,322	$1,135
AutoAlliance (Thailand) Co., Ltd.	50.0%	202	157
Changan Ford Mazda Automobile Corporation, Limited	35.0%	183	140
Jiangling Motors Corporation, Limited	30.0%	159	136
Ford Motor Company Capital Trust II ("Trust II")	5.0%	155	155
Tenedora Nemak S.A. de C.V.	6.8%	76	74
Blue Diamond Truck, S. de R.L. de C.V.	49.0%	45	59
Getrag Asia Pacific GmbH & Co. KG	25.0%	25	—
Ballard Power Systems, Inc. ("Ballard")	11.2%	22	41
Centre for Engineering and Manufacturing Excellence Limited ("CEME")	33.3%	17	17
Changan Ford Mazda Engine Company, Ltd.	25.0%	15	26
NuCellsys Holding GmbH	50.0%	14	15
Ford Performance Vehicles Pty Ltd.	49.0%	7	5
Lindsay Cars Limited	49.0%	7	6
Blue Diamond Parts, LLC ("Blue Diamond Parts")	51.0%	5	8
OEConnection LLC	25.0%	5	6
Percepta, LLC	45.0%	5	7
Ford Malaysia Sdn. Bhd.	49.0%	2	9
Perth Auto Alliance Pty Ltd.	—%	—	8
Other	Various	17	25
Total Automotive sector		2,283	2,029

Financial Services Sector
DFO Partnership	50.0%	468	575
Ford Credit South Africa (Pty) Limited	50.0%	42	37
AB Volvofinans	10.0%	38	127
RouteOne LLC	30.0%	19	20
Other	Various	3	2
Total Financial Services sector		570	761
Total		$2,853	$2,790

We received $216 million, $166 million, and $122 million of dividends from these affiliated companies for the years ended December 31, 2007, 2006, and 2005, respectively.  The market value of our investment in Mazda and Ballard at December 31, 2007 was $2.4 billion and $68 million, respectively.

NOTE 10.  SIGNIFICANT UNCONSOLIDATED AFFILIATES

Presented below is summarized financial information for Mazda and Blue Diamond Parts.  Mazda is considered to be a significant unconsolidated affiliate in 2007, and both Mazda and Blue Diamond Parts were considered significant unconsolidated affiliates in 2005.  Mazda and Blue Diamond Parts are accounted for under the equity method.

Mazda-Related Investments.  Included in our Automotive equity in net assets of affiliated companies at December 31, 2007 and 2006 was $1.3 billion and $1.1 billion, respectively, associated with our investment in Mazda.  Our investment in Mazda included $207 million of goodwill included in Automotive equity in net assets of affiliated companies at December 31, 2007 and 2006.  Dividends received from Mazda were $36 million, $20 million and $11 million for the years ended December 31, 2007, 2006, and 2005, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  SIGNIFICANT UNCONSOLIDATED AFFILIATES (Continued)

Summarized income statement information from Mazda's published financial statements, prepared in accordance with Japanese GAAP, for the twelve months ended September 30, 2007, 2006, and 2005 and summarized balance sheet information from Mazda's published financial statements at September 30, 2007, 2006, and 2005 is as follows (in millions):

	2007	2006	2005
Net sales	$28,108	$26,640	$26,555
Cost and expenses	26,763	25,395	25,696
Income from continuing operations	698	611	333
Net income	628	542	566

Total assets	$16,776	$15,008	$15,218
Total liabilities	12,430	11,408	12,207

Included in our Automotive equity in net income/(loss) of affiliated companies was the following income for the years ended December 31 (in millions):

	2007	2006	2005
Ford's share of Mazda's net income/(loss)	$189	$256	$148

Ford's share of Mazda's net income/(loss) in the table above represents our share of Mazda's results on a U.S. GAAP basis.  There have been no events at Mazda subsequent to September 30, 2007 that would materially affect our balance sheet or income statement.

During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds.  The bonds were previously accounted for as an available-for-sale security, and at December 31, 2005 the bonds had a fair value of $52 million.

Blue Diamond Parts.  Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts.  Included in our Automotive equity in net assets of affiliated companies at December 31, 2007 and 2006 was $5 million and $8 million, respectively, associated with our investment in Blue Diamond Parts.  Dividends received from Blue Diamond Parts were $79 million, $87 million and $99 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Summarized income statement information from Blue Diamond Parts' financial statements for the twelve months ended December 31, 2007, 2006, and 2005 and summarized balance sheet information from Blue Diamonds Parts' financial statements at December 31, 2007, 2006, and 2005 is as follows (in millions):

	2007	2006	2005
Net service revenue	$184	$212	$187
Net other expenses	32	30	27
Income from continuing operations	152	181	160
Net income	151	180	158

Total assets	$72	$43	$56
Total liabilities	62	26	48

Included in our Automotive equity in net income/(loss) of affiliated companies was the following income for the years ended December 31 (in millions):

	2007	2006	2005
Ford's share of Blue Diamond Parts' net income/(loss)	$77	$89	$83

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  NET PROPERTY AND RELATED EXPENSES

Net property at December 31 was as follows (in millions):

	2007	2006
Land	$764	$802
Buildings and land improvements	14,402	13,719
Machinery, equipment and other	45,303	43,913
Construction in progress	2,031	2,224
Total land, plant and equipment	62,500	60,658
Accumulated depreciation	(36,561)	(34,983)
Net land, plant and equipment	25,939	25,675
Special tools, net of amortization	10,040	10,111
Net Automotive sector property	35,979	35,786
Net Financial Services sector property	260	269
Total	$36,239	$36,055

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2007	2006	2005
Depreciation and other amortization	$3,474	$6,487	$4,180
Amortization of special tools	3,289	4,671	3,976
Total	$6,763	$11,158	$8,156

Maintenance and rearrangement	$2,014	$2,081	$1,894

NOTE 12.  IMPAIRMENT OF LONG-LIVED ASSETS

During 2006, we projected a decline in net cash flows for the Ford North America segment, primarily reflecting lower market share assumptions and capacity reductions.  As a result, in the third quarter of 2006, we tested the long-lived assets of this segment for recoverability and recorded a pre-tax impairment charge of $2.2 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

During the third quarter of 2006, we also reviewed our business plan for the Jaguar and Land Rover operating unit within our Premier Automotive Group ("PAG") segment and, consistent with 2006 operating results, projected lower sales, a decline in net cash flows for this operating unit based on cost performance shortfalls and currency exchange deterioration.  As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.6 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

During 2005, we updated our PAG Improvement Plan for the Jaguar and Land Rover operating unit.  We projected a decline in net cash flows for the Jaguar and Land Rover operating unit, based on updated market projections primarily reflecting recent market performance for Jaguar.  As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.3 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  GOODWILL AND OTHER NET INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector				Financial Services Sector
	Ford North America	Ford Europe	PAG	Total	Ford Credit	Total Company
Balances at December 31, 2006	$95	$35	$2,896	$3,026	$17	$3,043
Add: Goodwill balances classified as held for sale at December 31, 2006 (a)	112	—	2,684	2,796	—	2,796
Changes in goodwill:
Goodwill acquired	11	—	—	11	—	11
Sale of Automotive Protection Corporation ("APCO") (b)	(112)	—	—	(112)	—	(112)
Sale of Aston Martin (c)	—	—	(434)	(434)	—	(434)
Other disposals	(17)	—	(6)	(23)	—	(23)
Adjustment related to Land Rover deferred taxes (c)	—	—	(230)	(230)	—	(230)
Volvo goodwill impairment (c)	—	—	(2,400)	(2,400)	—	(2,400)
Effect of foreign currency translation and other	—	2	288	290	1	291
Less: Goodwill balances classified as held for sale at December 31, 2007 (c)	—	—	(1,438)	(1,438)	—	(1,438)
Balances at December 31, 2007	$89	$37	$1,360	$1,486	$18	$1,504
__________
(a)
During 2007, APCO in Ford North America, Aston Martin subsidiaries in PAG, and Jaguar and Land Rover subsidiaries in PAG were classified as held for sale.  As a result, the remaining balances reflecting originally purchased goodwill for these entities were reclassified at December 31, 2006 to Assets of discontinued/held for sale on our balance sheet.

(b)
During the second quarter of 2007, we sold APCO.  APCO was not an integrated component of our Ford North America reporting unit.  The $112 million of APCO goodwill classified within Assets of discontinued/held-for-sale operations at December 31, 2006 was removed from our balance sheet upon the sale and is not included within our December 31, 2007 balance sheet.

(c)
At December 31, 2006, our PAG reporting unit consisted of three integrated operations: Volvo, Jaguar and Land Rover, and Aston Martin.  These operations shared, among other things, certain facilities and tooling, intellectual property, in-bound logistics, information technology services, and parts supply.

(i)  Sale of Aston Martin.  In the first quarter of 2007 we classified Aston Martin as a held-for-sale operation.  Accordingly, we determined an appropriate allocation of goodwill for Aston Martin based on its fair value relative to the overall fair value of PAG.  We used discounted cash flow and market methods of determining fair value, which resulted in $434 million of goodwill being allocated to Aston Martin.  The goodwill remaining in our PAG reporting unit was tested at March 31, 2007, and no goodwill impairment was necessary.  Aston Martin was sold in the second quarter of 2007.
(ii)  Land Rover Deferred Taxes.  During the second and third quarters of 2007, we settled tax matters related to the acquisition of Land Rover with the U.K. tax authorities.  The final resolution resulted in an increase in deferred tax assets and a corresponding decrease in goodwill of $230 million.
(iii)  Jaguar and Land Rover Held for Sale.  In the fourth quarter of 2007, we classified Jaguar and Land Rover as a held-for-sale operation.  Accordingly, we determined an appropriate allocation of PAG goodwill for Jaguar and Land Rover based on its fair value relative to the overall fair value of PAG.  This resulted in $1.4 billion of PAG goodwill being allocated to Jaguar and Land Rover, which we classified within Assets of discontinued/held-for-sale operations at December 31, 2007.
(iv)  Volvo Goodwill Impairment.  After allocating goodwill to Jaguar and Land Rover in the fourth quarter of 2007, what remained in PAG was $3.8 billion of Volvo goodwill.  Volvo goodwill was tested for impairment at December 31, 2007 by comparing the carrying value of the Volvo reporting unit to its estimated fair value using the same discounted cash flow and market methods used in the allocation of goodwill.  As a result of this testing, we recorded a fourth quarter 2007 goodwill impairment charge of $2.4 billion in Goodwill impairment.  Volvo's fair value had declined throughout 2007 primarily related to three factors.  First, the weakening of the U.S. dollar resulted in lower sales revenues relative to euro and Swedish krona material costs; approximately 25% of Volvo vehicle sales are in the United States.  Second, higher gas prices and other factors have caused a shift from larger to smaller vehicle segments in the United States and other markets.  This has resulted in lower-than-planned volumes for new vehicles, especially high-margin SUVs.  Third, to encourage sales in the face of lower-than-planned volumes for Volvo vehicles in the United States and other markets, we offered higher-than-anticipated marketing incentives on the sale of these vehicles.  These higher marketing incentives led to a reduction in revenues and profits. The $1.4 billion goodwill balance at December 31, 2007 relates to Volvo.  Further deterioration in Volvo's estimated fair value may result in additional impairment of this goodwill.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  GOODWILL AND OTHER NET INTANGIBLES (Continued)

Excluded from the table above is goodwill within Automotive equity in net assets of affiliated companies of $247 million and $249 million at December 31, 2007 and 2006, respectively.

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Distribution Networks	$335	$(103)	$232	$317	$(89)	$228
Manufacturing and production incentive rights	297	(74)	223	246	—	246
Other	199	(89)	110	167	(73)	94
Total Automotive sector	831	(266)	565	730	(162)	568
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$835	$(270)	$565	$734	$(166)	$568

Our identifiable net intangible assets are comprised of distribution networks with a useful life of 40 years, manufacturing and production incentive rights with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

During the fourth quarter of 2007, Jaguar and Land Rover were classified as held for sale.  Accordingly, we excluded from the table above and reclassified net intangible assets of $572 million and $526 million, primarily comprised of a non-amortizable tradename, within Assets of discontinued/held-for-sale operations at December 31, 2007 and 2006, respectively.  In addition, we excluded from the table above and reclassified $4 million of net intangible assets related to Aston Martin to Assets of discontinued/held-for-sale operations at December 31, 2006.

Pre-tax amortization expense related to these intangible assets was as follows (in millions):

	2007	2006	2005
Pre-tax amortization expense	$106	$66	$55

Excluding the impact of foreign currency translation, intangible asset amortization is forecasted to range from $95 million to $105 million per year for the next three years, and $20 million to $30 million thereafter.

NOTE 14.  VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary.  The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in our December 31, 2007 and 2006 balance sheets are consolidated VIE assets of $6.3 billion and $5.6 billion, respectively, for the Automotive sector and $82.4 billion and $69.5 billion, respectively, for the Financial Services sector.  Included in Automotive consolidated VIE assets are $742 million and $488 million of cash and cash equivalents at December 31, 2007 and 2006, respectively.  For the Financial Services sector, consolidated assets related to securitizations included $4.6 billion and $3.7 billion in cash and cash equivalents, and $77.8 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at December 31, 2007 and 2006, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  VARIABLE INTEREST ENTITIES (Continued)

Automotive Sector

VIEs of which we are the primary beneficiary:

Activities with the joint ventures described below include purchasing substantially all of the joint ventures' output under a cost-plus-margin arrangement and/or volume dependent pricing.  Described below are the most significant of the VIEs that were consolidated.

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda in North America.  AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.

Ford Otosan ("Otosan") is a joint venture in Turkey with the Koc Group of Turkey (41% partner) and public investors (18%).  Otosan is the single-source supplier of the Ford Transit Connect model, and an assembly supplier of the Ford Transit van model, both of which we sell primarily in Europe.

Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG.  GFT is the primary supplier of manual transmissions for use in our European vehicles.

Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH. The joint venture produces all-wheel-drive components.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH. Tekfor produces transmission and chassis components for use in our vehicles.

Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A. The joint venture was established to engineer and manufacture niche vehicles.

We also hold interests in certain Ford and/or Lincoln Mercury dealerships.  At December 31, 2007, we consolidated a portfolio of approximately 83 dealerships that are part of our Dealer Development program.  The program's purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from us using the operator's share of dealership net profits.  We supply and finance the majority of vehicles and parts to these dealerships, and the operators have a contract to buy our equity interest over a period of time.

VIEs of which we are not the primary beneficiary:

In 2005, as part of the Hertz transaction, we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The fair value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $18 million at December 31, 2007.  For additional discussion of these letters of credit, see Note 28.

The risks and rewards associated with our interests in joint ventures deemed to be VIEs of which we are not the primary beneficiary are based primarily on ownership percentages.  Our maximum exposure (approximately $357 million at December 31, 2007) to any potential losses, should they occur, associated with these VIEs is limited to equity investments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of which we are the primary beneficiary:

Ford Credit uses SPEs in a variety of securitizations.  Some on-balance sheet securitizations discussed in Note 7 use SPEs that are considered VIEs of which Ford Credit is the primary beneficiary, and these SPEs have been consolidated.

VIEs of which we are not the primary beneficiary:

Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary.  The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages.  Ford Credit's maximum exposure (approximately $76 million at December 31, 2007) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank.  These SPEs are not consolidated by Ford Credit.  All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirement for accounting sale treatment.  The outstanding balance of finance receivables was approximately $3.4 billion and $5.2 billion at December 31, 2007 and 2006, respectively.

NOTE 15.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue at December 31 was as follows (in millions):

	2007	2006
Automotive Sector
Current
Dealer and customer allowances and claims	$13,604	$12,283
Deferred revenue	4,093	4,558
Employee benefit plans	2,892	4,702
Other postretirement employee benefits ("OPEB")	457	566
Accrued interest	514	867
Pension	439	330
Other	5,673	3,695
Total Automotive current	27,672	27,001
Non-current
OPEB	23,760	25,372
Pension	6,678	8,938
Dealer and customer allowances and claims	7,149	7,791
Employee benefit plans	934	1,600
Deferred revenue	1,989	2,045
Other	1,166	2,545
Total Automotive non-current	41,676	48,291
Total Automotive sector	69,348	75,292
Financial Services Sector	5,390	4,766
Total	$74,738	$80,058

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS

Debt at December 31 was as follows (in millions, except percentages):

	Interest Rates
	Average Contractual (a)		Weighted Average (b)		Amount
	2007	2006	2007	2006	2007	2006
Automotive Sector
Debt payable within one year
Short-term	5.4%	5.0%	5.4%	5.0%	$399	$499
Long-term payable within one year
Senior indebtedness					521	785
Total debt payable within one year					920	1,284
Long-term debt payable after one year
Senior indebtedness
Notes and bank debt	7.2%	7.2%	7.2%	7.2%	22,902	23,522
Unamortized discount					(153)	(165)
Total senior indebtedness					22,749	23,357
Subordinated indebtedness	6.5%	6.5%	6.5%	6.5%	3,028	5,155
Total long-term debt payable after one year					25,777	28,512
Total Automotive debt					$26,697	$29,796

Fair value (c)					$22,729	$22,050

Financial Services Sector
Short-term debt (d)
Asset-backed commercial paper (e)					$13,518	$16,480
Other asset-backed short-term debt (e)					6,196	1,197
Ford Interest Advantage (f)					5,408	5,611
Unsecured commercial paper					526	400
Other short-term debt					1,707	2,489
Total short-term debt	5.5%	5.6%	5.7%	5.8%	27,355	26,177
Long-term debt (g)
Senior indebtedness
Notes payable within one year					12,656	17,450
Notes payable after one year (h)					51,623	56,521
Unamortized discount					(91)	(109)
Asset-backed debt (e)
Notes payable within one year					20,121	17,330
Notes payable after one year					30,169	24,667
Total long-term debt	6.5%	6.1%	6.3%	5.9%	114,478	115,859
Total Financial Services debt					$141,833	$142,036

Fair value (c)					$138,434	$143,676
__________
(a)	Excludes the effect of interest rate swap agreements and facility fees.
(b)	Includes the effect of interest rate swap agreements and facility fees.
(c)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.
(d)	For Financial Services sector, we consider any debt with an original maturity of 12 months or less to be short-term debt.
(e)	Obligations issued or arising in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
(f)	The Ford Interest Advantage program consists of our floating rate demand notes.
(g)	For Financial Services sector, we consider any debt with an original maturity of more than 12 months to be long-term debt.
(h)	Includes $11 million and $14 million payable to affiliated companies at December 31, 2007 and 2006, respectively.

Debt maturities at December 31, 2007 were as follows (in millions):

Total debt maturities	2008	2009	2010	2011	2012	Thereafter	Total
Automotive sector	$920	$649	$807	$159	$98	$24,064	$26,697
Financial Services sector	60,132	28,566	16,137	16,871	9,188	10,939	141,833

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

On December 7, 2007, pursuant to an agreement entered into on December 4, 2007, we issued an aggregate of 62,000,761 shares of Ford Common Stock, par value $0.01 per share, in exchange for $441,991,000 principal amount of our 6⅜% Debentures due February 1, 2029 and $124,943,000 principal amount of our 6⅝% Debentures due October 1, 2028 (collectively, the "Debentures"), beneficially owned by an institutional holder of the Debentures.  We did not receive any cash proceeds as a result of the exchange of Ford Common Stock for the Debentures, which have been retired and cancelled.  As a result of the exchange, we recorded a pre-tax gain of $120 million in Automotive interest income and other non-operating income/(expense), net.

Senior Convertible Indebtedness

At December 31, 2007, we have outstanding $4.95 billion in principal amount of unsecured Senior Convertible Notes (the "Convertible Notes") that mature in 2036.  The Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).  Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company or for shares of Ford Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-prevailing conversion price for twenty trading days during any consecutive thirty trading day period.

Subordinated Convertible Indebtedness

At December 31, 2007, Ford Motor Company Capital Trust II ("Trust II"), a subsidiary trust, had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.9 billion (the “Trust Preferred Securities”).  The sole assets of Trust II are $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 of Ford Motor Company (the "Subordinated Debentures").  As of January 15, 2007, the Subordinated Debentures had become redeemable at our option.  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

On August 3, 2007, pursuant to an exchange or conversion offer made by Trust II and Ford to holders of Trust Preferred Securities, holders of 42,543,071 then-outstanding Trust Preferred Securities with an aggregate liquidation preference of $2.1 billion elected to convert such securities into an aggregate 194,494,157 shares of Ford Common Stock.  The conversion offer provided for a premium of 1.7468 additional shares of Ford Common Stock, over the 2.8249 shares of Ford Common Stock into which each Trust Preferred Security was convertible pursuant to its conversion terms.  As a result of the exchange, we recorded a pre-tax loss of $632 million in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

Credit Facilities*

Automotive Sector

On December 15, 2006, we entered into an agreement (the "Credit Agreement") which provides for a seven-year $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion.  At December 31, 2007, $10.9 billion of the revolving credit facility was available for use.  We may designate certain of our domestic and foreign subsidiaries, including Ford Credit, as borrowers under the revolving facility.  We and certain of our domestic subsidiaries that constitute a substantial portion of our domestic automotive assets (excluding cash) are guarantors under the Credit Agreement, and future material domestic subsidiaries will become guarantors when formed or acquired.

Collateral.  The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic automotive assets (excluding cash).  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Ford VHC AB, a holding company for Volvo, Ford Motor Company of Canada, Limited ("Ford Canada") and Grupo Ford S. de R.L. de C.V. (a Mexican subsidiary); 66% to 100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.

Covenants.  The Credit Agreement requires ongoing compliance with a borrowing base covenant and contains other restrictive covenants, including a restriction on our ability to pay dividends.  The Credit Agreement prohibits the payment of dividends (other than dividends payable solely in stock) on Ford Common and Class B Stock, subject to certain limited exceptions.  In addition, the Credit Agreement contains a liquidity covenant requiring us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities and short-term Voluntary Employee Benefit Association ("VEBA") assets and/or availability under the revolving credit facility.

With respect to the borrowing base covenant, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral described above such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement (the "Borrowing Base value").

The following table provides detail of Borrowing Base values for various categories of collateral, which reflects our Jaguar and Land Rover operations (in billions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables	$0.6	75%	$0.5
U.S. inventory	3.0	60%	1.8
Pledge of intercompany notes	8.3	N/A	4.9
Pledge of equity in Ford Credit and certain foreign subsidiaries (net of intercompany transactions)	10.2	75%	7.6
U.S. property, plant and equipment subject to indenture limitation	7.1	N/A	3.2
Other U.S. machinery and equipment	4.5	40%	1.8
Intellectual property and U.S. trademarks (b)	7.9	N/A	2.5

Eligible value/borrowing base	$41.6		$22.3
_________
(a)
Based on formulas set forth in the Credit Agreement, and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2007; equity of Ford Credit is based on its book value at December 31, 2007, net of certain intercompany transactions, and equity in other subsidiaries is based on a multiple of their two-year average EBITDA less debt.

(b)	Value reflects independent third party valuation of trademarks.
__________
*  Credit facilities of our VIEs are excluded as we do not control their use.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

Based on the Borrowing Base value of $22.3 billion and the total outstanding amount of debt secured by collateral of $7.5 billion, the resulting collateral coverage ratio is 2.96.  Assuming the $11.5 billion revolving credit facility were fully drawn and the $1.5 billion of non-loan exposure permitted under the facility were fully utilized, the collateral coverage ratio would have been 1.12.

Events of Default.  In addition to customary payment, representation, bankruptcy and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money, and a change in control default.

Other Automotive Credit Facilities.  At December 31, 2007, we had $1.6 billion of other Automotive credit facilities with financial institutions, including $1.1 billion of worldwide Automotive unsecured credit facilities and about $500 million of local credit facilities to foreign Automotive affiliates.  Of the lines available for use, 51% (or about $500 million) are committed through June 30, 2009, including 37% (or about $400 million) which are committed through December 31, 2011.  The worldwide credit facilities may be used, at Ford's option, by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis.  All of the worldwide unsecured credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that would limit our ability to obtain funding.

Financial Services Sector

Credit Facilities.  At December 31, 2007, Ford Credit and its majority-owned subsidiaries, including FCE Bank, plc ("FCE"), had $3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use.  Of the lines available for use, 56% (or about $1.1 billion) are committed through June 30, 2009, including 19% (or about $400 million) which are committed through December 31, 2011.  Of the $3 billion, $500 million constitute Ford Credit bank lines (of which about $200 million are worldwide) and $2.5 billion are FCE bank lines (of which $2.4 billion are worldwide).  The Ford Credit worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect, majority-owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at December 31, 2007, banks provided $17.2 billion of contractually-committed liquidity facilities to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $16.9 billion supported Ford Credit's retail securitization program ("FCAR") and $300 million supported Ford Credit's Motown NotesSM wholesale securitization program ("Motown Notes").  Of the contractually-committed liquidity facilities, 48% (or $8 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time.  Utilization of each of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2007, $16.7 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $200 million of bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities. The Motown Notes program must be supported by liquidity facilities equal to at least 5% of its outstanding balance.  The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of Ford Credit's wholesale receivables.  Ford Credit is not presently issuing Motown Notes and does not intend to use this program in the foreseeable future as there is presently a lack of investor demand for extendible commercial paper.  At December 31, 2007, the outstanding balances were $13.7 billion for the FCAR program and zero for the Motown Notes program.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions, whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit's eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds up to $30.8 billion at December 31, 2007 ($18.1 billion retail and $12.7 billion wholesale) of which $10 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $21.2 billion having maturities within the next twelve months (of which $3.4 billion relates to FCE commitments), and the balance having maturities between February 2009 and September 2011.  Ford Credit's ability to obtain funding under these programs is subject to it having a sufficient amount of assets eligible for these programs.  At December 31, 2007, $17.1 billion of these commitments were in use.  These programs are extremely liquid funding sources as Ford Credit is able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

In addition, Ford Credit has a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities, of which $4 billion is committed through 2009 that at Ford Credit's option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to it having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At December 31, 2007, Ford Credit had $3.9 billion of outstanding funding in this program.

NOTE 17.  SHARE-BASED COMPENSATION

At December 31, 2007, a variety of Ford stock-based compensation grants or awards were outstanding for employees (including officers) and members of the Board of Directors.  All stock-based compensation plans are approved by the shareholders.

We have stock-based compensation outstanding under two Long-term Incentive Plans ("LTIP"), the 1990 LTIP and the 1998 LTIP.  No further grants may be made under the 1990 LTIP and all outstanding units thereunder are exercisable.  All outstanding stock-based compensation under the 1990 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants.  Grants may continue to be made under the 1998 LTIP through April 2008.

Under the 1998 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2007, the number of unused shares carried forward was 88.1 million shares.

Upon stock-settled compensation exercises and awards, shares were either new issues or were issued from treasury stock.  We do not expect to repurchase a significant number of shares for treasury stock during 2008.

Stock Options

We measure the fair value of the majority of our stock options using the Black-Scholes option-pricing model, using historical volatility and the simplified method of calculating the expected term.  Our expected term is calculated by averaging the vesting term (3 years) and the contractual term of the option (10 years).  Historical data is also used to estimate option exercise behaviors and employee termination experience within the valuation model.  Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate.

Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary.  Stock options expire ten years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year cliff vesting methodology.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION (Continued)

Stock option activity was as follows:

	2007		2006		2005
Stock Option Activity	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	255.6	$17.83	245.2	$18.72	245.4	$19.13
Granted	16.3	7.56	29.1	7.89	27.6	12.46
Exercised*	(1.2)	7.61	(0.5)	7.55	(3.7)	9.14
Forfeited (including expirations)	(23.4)	14.00	(18.2)	14.26	(24.1)	17.13
Outstanding, end of year	247.3	17.57	255.6	17.83	245.2	18.72
Exercisable, end of year	205.6	19.38	203.2	19.81	191.9	20.61
__________
*	Exercised at option price ranging from $7.12 to $7.83 during 2007, option price of $7.55 during 2006, and option price ranging from $7.40 to $12.53 during 2005.

The total fair value of options that vested during the years ended December 31 was as follows (in millions):

	2007	2006	2005
Fair value of vested options	$81	$93	$145

We have 205.6 million fully-vested stock options, with a weighted-average exercise price of $19.38 and remaining term of 3.8 years.  We expect 40.9 million stock options (after forfeitures), with a weighted-average exercise price of $8.63 and remaining term of 8.4 years to vest in the future.  There is no intrinsic value for unvested and vested options at December 31, 2007.

We received about $9 million from the exercise of stock options in 2007.  The tax benefit realized was de minimis.  An equivalent of about $11 million in treasury shares and new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2007, 2006, and 2005, the difference between the fair value of the common shares issued and their respective exercise price was about $1 million, $1 million, and $9 million, respectively.

Compensation cost was as follows (in millions):

	2007	2006	2005
Compensation cost	$75	$77	$116
Taxes	(18)	(19)	(23)
Compensation cost, net of taxes	$57	$58	$93

As of December 31, 2007, there was about $30 million in unrealized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted average period of 1.3 years.  A summary of the status of our non-vested shares and changes during 2007 follows:

	Shares (millions)	Weighted-Average Grant-Date Fair Value
Non-vested beginning of year	52.4	$3.22
Granted	16.3	3.57
Vested	(22.6)	3.62
Forfeited (including expirations)	(4.4)	3.65
Non-vested end of year	41.7	3.09

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION (Continued)

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2007	2006	2005
Fair value per option	$3.57	$2.07	$4.44
Assumptions:
Annualized dividend yield	—%	4.9%	3.2%
Expected volatility	39.2%	39.7%	41.9%
Risk-free interest rate	4.8%	4.9%	4.4%
Expected option term (in years)	6.5	6.5	7.0

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$6.84 - 10.58	66.2	7.4	$7.85	32.3	$7.96
10.62 - 15.81	50.2	6.5	13.02	42.4	13.12
15.91 - 23.88	80.9	2.6	20.05	80.9	20.05
23.97 - 35.79	49.4	2.3	30.86	49.4	30.86
41.03 - 42.52	0.6	0.3	41.42	0.6	41.42
Total options	247.3			205.6

Restricted Stock Units

We grant performance and time-based restricted stock units to employees under the 1998 LTIP.  Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period.  Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based.  The restriction periods vary dependent upon the specific grant (1-5 years).  The fair value of the units is the average of the high and low market price of our Common Stock on the grant date.

Time-based RSU-stock awards issued in 2006 and prior vest at the end of the restriction period.  The expense is taken equally over the restriction period.  For time-based RSU-stock awards issued in 2007, the awards vest under the graded vesting method.  One-third of the RSU-stock awards vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized in accordance with this graded vesting method.  Under both methods, at the end of the restriction period, the RSU-stock is fully expensed in Selling, administrative, and other expenses.

Performance RSU-stock have a performance period (usually 1-3 years) and a restriction period (usually 1-3 years).  Compensation expense for these awards is not recognized until it is probable and estimable.  Expense is then recognized over the performance and restriction periods based on the fair market value of Ford stock at grant date.

RSU-stock activity during 2007 was as follows:

	Shares (millions)	Weighted- Average Grant-Date Fair value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	3.8	$7.92
Granted	15.8	7.55
Vested	(1.2)	7.83
Forfeited	(0.8)	7.58
Outstanding, end of year	17.6	7.61	$118

RSU-stock expected to vest	16.9	N/A	113

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION (Continued)

The fair value and intrinsic value of RSU-stock during 2007, 2006, and 2005 were as follows (in millions, except per RSU amounts):

	2007	2006	2005
Fair value
Granted	$119	$28	$3
Weighted average grant date (per RSU)	7.55	7.83	10.12

Vested	9	8	5

Intrinsic value
Vested	8	5	2

Compensation cost was as follows (in millions):

	2007	2006	2005
Compensation cost	$76	$15	$6
Taxes	(27)	(5)	(2)
Compensation cost, net of taxes	$49	$10	$4

As of December 31, 2007, there was approximately $54 million in unrealized compensation cost related to non-vested RSU-stock.  This expense will be recognized over a weighted average period of 1.4 years.

Other Share-Based Awards

Pursuant to the 1998 LTIP we also grant other share-based awards to select executives and other key employees, in addition to stock options and restricted stock units.  These awards include restricted stock, cash awarded restricted stock units, performance stock rights, and stock appreciation rights.  These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost was as follows (in millions):

	2007	2006	2005
Compensation cost	$9	$19	$24
Taxes	(3)	(7)	(8)
Compensation cost, net of taxes	$6	$12	$16

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

Automotive Sector

General

We began implementing a number of different employee separation actions during 2006, our accounting for which is dependent on the design of the individual benefit action.

Jobs Bank Benefits Reserve

As part of our plan to reduce and realign vehicle assembly capacity and related manufacturing to bring it more in line with demand and shifting customer preferences, we announced plans to close a number of North American manufacturing facilities.  Additionally, we plan to sell or close essentially all of the remaining Automotive Components Holdings, LLC ("ACH") plants.  Hourly employees working at these U.S. plants are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"); hourly employees working at the Canadian plants identified above are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW").  Our 2003 collective bargaining agreement with the UAW expired in September 2007. The new 2007 collective bargaining agreement continues a job security program, pursuant to which we are required to pay idled employees who meet certain conditions a portion of their wages and benefits for a specified period of time.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Our collective bargaining agreement with the CAW contains a provision pursuant to which we are required to pay idled employees a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received.  This agreement is scheduled to expire in September 2008.  We refer to these benefits under the UAW and CAW agreements as "Jobs Bank Benefits."

The Jobs Bank Benefits reserve includes an amount for benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements.  The Jobs Bank Benefits provided to our hourly employees at facilities that will be closed by 2010 are expensed when it becomes probable that the employees will be permanently idled.

We recorded the expense in Automotive cost of sales, and the following table summarizes the activity in the related Jobs Bank Benefits reserve:

	Reserve (in millions)		Number of employees
	Full Year 2007	Full Year 2006	Full Year 2007	Full Year 2006
Beginning balance	$1,036	$—	10,728	—
Additions to Jobs Bank/Transfers from voluntary separation program (i.e., rescissions)	232	2,583	2,220	25,849
Voluntary separations and relocations	(311)	(1,445)	(4,632)	(15,121)
Benefit payments and other adjustments	(140)	(102)	—	—
Ending balance	$817	$1,036	8,316	10,728

The reserve balance above takes into account several factors: the demographics of the population at each affected facility, redeployment alternatives, and recent experience relative to voluntary redeployments. Due to the complexities inherent in estimating this reserve, our actual costs could differ materially. We continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

Separation Actions

The cost of voluntary employee separation actions is recorded at the time of an employee's acceptance, unless the acceptance requires explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

UAW Voluntary Separations.  During 2006, we offered voluntary separation packages to our entire UAW hourly workforce, established a reserve for the costs associated with this action., and recorded an expense in Automotive cost of sales.  The following table summarizes the activity in the related separation reserve:

	Reserve (in millions)		Number of employees
	Full Year 2007	Full Year 2006	Full Year 2007	Full Year 2006
Beginning balance	$2,435	$—	26,351	—
Voluntary acceptances	—	3,240	—	36,623
Payments/Terminations	(1,912)	(788)	(21,587)	(10,084)
Rescissions	(298)	(17)	(3,390)	(188)
Ending balance	$225	$2,435	1,374	26,351

The 2007 ending balance in the reserve represents, in part, the cost of separation packages for employees (1,374 shown in the table above) who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  The reserve for these employees will be released over the period through the end of 2009.  The remaining balance of the reserve reflects costs associated with employee tuition programs.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Other Employee Separation Actions.  Most salaried employee separations within the United States were completed by the end of the first quarter of 2007, and were achieved through early retirements, voluntary separations, and involuntary separations where necessary.  These actions resulted in pre-tax charges of $154 million and $22 million in 2007 and 2006, respectively, reported in Automotive cost of sales and Selling, administrative and other expenses.

The following table shows pre-tax charges for other hourly and salaried employee separation actions for the full year 2007 and 2006 (in millions).  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

	Full Year
	2007	2006
Ford Canada	$223	$14
Ford Europe	45	109
PAG	44	160
Ford Asia Pacific and Africa	5	61

The charges above exclude costs for pension and OPEB.  See Note 24 for employee separation costs related to pension and OPEB.

Financial Services Sector

Business Restructuring - Germany

In 2006, FCE announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles.  The plan included the consolidation of branches into district offices and reduced ongoing costs.  We recognized pre-tax charges of $30 million in 2006.  In 2007, we released $12 million of the reserve related to lower-than-expected separations and paid out $14 million.  The costs associated with the business restructuring were charged to Selling, administrative and other expenses.  The restructuring was completed in 2007.

The table below summarizes the activity in the reserve as of December 31, 2007 and 2006 (in millions):

	December 31
	2007	2006
Liability at beginning of period	$31	$—
(Released)/Accrued during period	(12)	30
Paid during period	(14)	—
Foreign currency translation	2	1
Liability at end of period	$7	$31

Separation Actions

In 2007, we recognized pre-tax charges of $45 million in Selling, administrative and other expenses for employee separation actions in the United States and Canada. These actions were associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).

These charges exclude costs for pension and OPEB.  See Note 24 for employee separation costs related to pension and OPEB.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  INCOME TAXES

Components of income taxes, excluding discontinued operations, cumulative effects of changes in accounting principles and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2007	2006	2005
Income/(Loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$(6,374)	$(15,814)	$40
Non-U.S.	2,225	335	743
Total	$(4,149)	$(15,479)	$783

Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(39)	$—	$26
Non-U.S.	313	372	764
State and local	1	(8)	43
Total current	275	364	833
Deferred
Federal	(1,710)	(4,281)	(762)
Non-U.S.	410	1,112	(822)
State and local	(269)	150	(104)
Total deferred	(1,569)	(3,019)	(1,688)
Total	$(1,294)	$(2,655)	$(855)

Reconciliation of effective tax rate
U.S. tax at statutory rate	35%	35%	35%
Non-U.S. income taxes	1	1	(11)
State and local income taxes	4	2	(4)
Deductible dividends	—	1	(20)
General business credits	6	1	(15)
Dispositions and restructurings	(6)	—	16
Medicare prescription drug benefit	2	1	(13)
Repatriation of foreign earnings under The American Jobs Creation Act of 2004	—	—	(33)
Prior year settlements and claims	1	3	(50)
Tax-related interest	(2)	—	—
Other	3	(1)	(13)
Valuation allowance	(13)	(26)	—
Effective rate	31%	17%	(108)%

No provision for deferred taxes has been made on $715 million of unremitted earnings that are considered to be indefinitely invested in non-U.S. subsidiaries.  Deferred taxes for these unremitted earnings are not practicable to estimate.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  INCOME TAXES (Continued)

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2007	2006
Deferred tax assets*
Employee benefit plans	$10,020	$12,723
Net operating loss carryforwards	2,095	3,132
Tax credit carryforwards	1,169	2,649
Dealer and customer allowances and claims	2,436	2,572
Other foreign deferred tax assets	3,364	2,379
Allowance for credit losses	1,655	1,696
All other	2,873	3,531
Total gross deferred tax assets	23,612	28,682
Less: valuation allowance	(8,560)	(7,180)
Total net deferred tax assets	15,052	21,502

Deferred tax liabilities*
Leasing transactions	5,694	7,610
Depreciation and amortization (excluding leasing transactions)	3,877	4,082
Finance receivables	866	2,631
All other	4,149	4,973
Total deferred tax liabilities	14,586	19,296
Net deferred tax assets/(liabilities)	$466	$2,206
_______
*   Includes Jaguar and Land Rover.

Operating loss carryforwards for tax purposes were $3.5 billion at December 31, 2007.  A substantial portion of those losses have a remaining carryforward period beyond 2015; the remaining losses will begin to expire in 2008.  Tax credits available to offset future tax liabilities are $1.2 billion.  A substantial portion of these credits have a remaining carryforward period of 10 years or more.  Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  Effective September 30, 2006, the balance of deferred taxes primarily at our U.S., Jaguar, and Land Rover entities has changed from a net deferred tax liability position to a net deferred tax asset position.  Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, we have established a valuation allowance of $8.6 billion against the net deferred tax asset.

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007.  As a result of the implementation of FIN 48, we recorded an increase of $1.3 billion to Retained earnings.  The favorable impact to Retained earnings was primarily the result of recognizing a receivable of approximately $1.5 billion associated with refund claims and related interest for prior years that met the "more-likely-than-not" recognition threshold of FIN 48. These prior year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies  and could not be recognized until the contingency lapsed. The amount of unrecognized tax benefits at January 1, 2007 was $1.9 billion.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

2007
Balance at January 1	$1,947
Increase – tax positions in prior periods	226
Increase – tax positions in current period	105
Decrease – tax positions in prior periods	(264)
Settlements	(266)
Lapse of statute of limitations	(37)
Foreign currency translation adjustment	99
Balance at December 31	$1,810

The amount of unrecognized tax benefits at December 31, 2007 that would affect the effective tax rate if recognized was $837 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  INCOME TAXES (Continued)

We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

Examinations by tax authorities have been completed through 2004 in the United Kingdom, 1999 in Germany, 2000 in Sweden, 2002 in Canada, and 2003 in the United States.  Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist for years dating back to 1994.

Effective with the adoption of FIN 48, we have elected to recognize accrued interest related to unrecognized tax benefits and tax related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement.  During 2007, we recorded approximately $62 million in interest and penalties to our consolidated income statement.  As of December 31, 2007, we had recorded a liability of $216 million for the payment of tax related interest and penalties.

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

APCO.  In the second quarter of 2007, the management team of APCO, together with Trident IV, L.P., a private equity fund managed by Stone Point Capital LLC, purchased APCO from us.  This transaction was the result of our ongoing strategic review of our operations.  As a result of the transaction, we realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(Loss) from discontinued operations.

The assets and liabilities of APCO that were classified as a discontinued operation at December 31, 2006 are summarized as follows (in millions):

December 31, 2006
Assets
Cash and cash equivalents	$—
Receivables	20
Net property	8
Goodwill	112
Other assets	16
Total assets of the discontinued operations	$156

Liabilities
Payables	$16
Other liabilities	22
Total liabilities of the discontinued operations	$38

The results of all discontinued Automotive sector operations are as follows (in millions):

	2007	2006	2005
Sales	$13	$59	$64

Operating income/(loss) from discontinued operations	$2	$23	$20
Gain/(Loss) on discontinued operations	51	3	13
(Provision for)/Benefit from income taxes	(18)	(10)	(12)
Income/(Loss) from discontinued operations	$35	$16	$21

At December 31, 2007, there were no significant assets or liabilities remaining on our balance sheet related to discontinued operations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Held-for-Sale Operations

Jaguar and Land Rover.  During 2007, management committed to sell Jaguar and Land Rover in order to restructure our core Automotive operations and build liquidity.  Any transaction that we enter into would be expected to close during the second quarter of 2008.  Accordingly, we have reported Jaguar and Land Rover as held for sale and have ceased depreciating its long-lived assets.

The assets and liabilities of Jaguar and Land Rover classified as held-for-sale operations are summarized as follows (in millions):

	December 31, 2007	December 31, 2006
Assets
Receivables	$758	$590
Inventories	1,530	1,404
Net property	2,246	2,119
Goodwill and other net intangibles*	2,010	3,210
Pension assets	696	3
Other assets	297	122
Total assets of the held-for-sale operations	$7,537	$7,448

Liabilities
Payables	$2,395	$2,202
Pension liabilities	19	380
Warranty liabilities	645	759
Other liabilities	2,022	2,050
Total liabilities of the held-for-sale operations	$5,081	$5,391
__________
*   For further discussion of goodwill allocated to Jaguar and Land Rover, see Note 13.

Aston Martin.  In 2007, Ford Motor Company and its subsidiary, Jaguar Cars Limited, completed the sale of our 100% interest in Aston Martin. As a result of the sale, we recognized a pre-tax gain of $181 million (net of transaction costs and working capital adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

The assets and liabilities of Aston Martin that were classified as a held-for-sale operation at December 31, 2006 are summarized as follows (in millions):

December 31, 2006
Assets
Cash and cash equivalents	$(2)
Receivables	80
Inventories	93
Net property	251
Other net intangibles	4
Other assets	22
Total assets of the held-for-sale operations	$448

Liabilities
Payables	$106
Warranty liabilities	38
Other liabilities	64
Total liabilities of the held-for-sale operations	$208

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Converca Plant.  In 2007, we sold to the Linamar Corporation the major part of our Converca plant, a component of ACH in Mexico, which produces power transfer units.  As a result of the transaction, ACH reported a pre-tax gain on the sale of $3 million, net of transaction costs and liabilities assumed, reported in Automotive interest income and other non-operating income/(expense), net.

The Converca assets sold in 2007 that were classified as a held-for-sale operation at December 31, 2006 are summarized as follows (in millions):

December 31, 2006
Assets
Inventories	$15
Net property	50
Total assets of the held-for-sale operation	$65

El Jarudo Plant.  In 2007, we completed a sale agreement with Cooper-Standard Automotive Inc. for our El Jarudo plant, a component of ACH in Mexico, which produces fuel rails, fuel charging assemblies, and spring lock connectors.  As a result of the sale, we recognized a de minimis pre-tax loss.

European dealerships.  In 2007, Ford Motor Company and its subsidiary, FIECO Holdings GmbH, completed the sale of its interest in three European dealerships to MVC Automotive Group B.V.  As a result of the transaction, we recognized a pre-tax loss on the sale of $14 million, net of transaction costs and recognition of foreign currency translation adjustments.  This was reported in Automotive interest income and other non-operating income/(expense), net.

The assets and liabilities of the three dealerships classified as held-for-sale operations at December 31, 2006 are summarized as follows (in millions):

December 31, 2006
Assets
Receivables	$25
Inventories	46
Net property	14
Other assets	1
Total assets of the held-for-sale operations	$86

Liabilities
Payables	$11
Other liabilities	6
Total liabilities of the held-for-sale operations	$17

Beanstalk Group, LLC ("Beanstalk").  In 2005, we completed the sale of Beanstalk and recorded pre-tax charges of $53 million for the impairment of intangible assets and goodwill in Automotive cost of sales and $12 million in Automotive interest income and other non-operating income/(expense), net for the loss on sale.

Asia Pacific and Africa/Mazda dealerships. In 2005, we completed the sale of certain consolidated dealerships in the Ford Asia Pacific and Africa/Mazda segment and recognized a pre-tax gain of $14 million reflected in Automotive interest income and other non-operating income/(expense), net.

Other Dispositions

In 2005, we completed the sale of our interests in Mahindra & Mahindra Ltd. (approximately 5% interest), Vastera, Inc. (approximately 19% interest), and Kwik-Fit Group Limited (approximately 18% interest).  As a result of the sales, we recognized pre-tax gains of approximately $22 million, $11 million, and $152 million, respectively, in Automotive interest income and other non-operating income/(expense), net in 2005.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

We also completed the exchange of 8.3 million shares in Ballard for an equity interest (50%) in NuCellsys Holding GmbH, a 50/50 joint venture with Daimler AG ("Daimler").  As a result of the exchange and the retirement of certain restrictions, we recognized in Automotive cost of sales a pre-tax charge of $61 million in 2005.  At December 31, 2007, our remaining ownership interest in Ballard was 11.2%.  In the first quarter of 2008, Ford and Daimler entered into a restructuring agreement with Ballard to sell Ballard's automotive fuel unit to Ford and Daimler.  As a result, Ford recorded a loss of about $70 million in the first quarter of 2008.

Acquisitions

Troller Veiculos Especiais LTDA ("Troller").  In December 2006, we purchased Troller, a Brazilian manufacturer of vehicles in the light duty segment, for a present-value cash amount of $214 million and liabilities amounting to $32 million. In accordance with the purchase agreement, we paid $27 million (including interest) in 2007. The remaining balance, which has been classified as debt, will be paid over the course of three years. As part of the transaction related to this acquisition, we have recorded an intangible asset of $246 million.

Visteon Corporation ("Visteon").  In 2005, we finalized an agreement with Visteon, our largest supplier, in which we assumed control of 17 plants and 6 other facilities in the United States and Mexico.  These assets were transferred to ACH, a temporary business controlled and managed by us, to protect the flow of critical parts and components in the near-term and, over time, to improve our sourcing flexibility and cost competitiveness.  We consolidated ACH on October 1, 2005 as part of our Ford North America segment.

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

ACH.  ACH has entered into non-binding or conditional agreements for the sale of five of its businesses.  The following table lists the businesses and their primary products:

Sheldon Road plant	Heating, ventilating and cooling assemblies; heat exchangers; and manual control panel components

Milan plant	Fuel tanks and bumper fascias

Nashville, Tulsa, and VidrioCar (Mexico) plants	Automotive and architectural glass products

Sandusky plant	Lighting components

Saline plant	Cockpit module, instrument panel, door trim and floor console products

Each of these sales is conditional on a successful negotiation by the buyer of labor terms with the UAW, which had not been completed by year-end.  Therefore, none was classified as held for sale at December 31, 2007.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

In addition, on January 23, 2008, ACH entered into a definitive agreement for the sale of the driveshaft assets at the Monroe plant to Neapco Drivelines, LLC, following the successful negotiation by the buyer of labor terms with the UAW.

Land Rover. In June 2000, we purchased the Land Rover sport utility vehicle business from the BMW Group.  As part of the acquisition, we agreed to pay two-thirds of the purchase price at closing with the remainder being paid in 2005.  During 2005, we made the final payment of approximately $1.3 billion.

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad"). During the second quarter of 2005, we completed the sale of Triad.  Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies primarily through non-Ford dealerships.  In 2005, Ford Credit recognized a $4 million after-tax gain on disposal of discontinued operations. During the fourth quarter of 2007, Ford Credit received additional proceeds primarily based on better-than-anticipated securitized portfolio performance, pursuant to a contractual agreement entered into at the closing of the sale, and recognized in Financial Services revenues an additional $6 million after-tax gain on disposal of discontinued operations.

The results of all discontinued Financial Services sector operations are as follows (in millions):

	2007	2006	2005
Revenues	$—	$—	$118

Operating income/(loss) from discontinued operations	$—	$—	$59
Gain/(Loss) on discontinued operations	10	—	(16)
(Provision for)/Benefit from income taxes	(4)	—	(2)
Income/(Loss) from discontinued operations	$6	$—	$41

At December 31, 2007 and 2006, there were no significant assets or liabilities remaining on our balance sheet related to discontinued operations.

Held-for-Sale Operations

Hertz.  In 2005, we sold our 100% ownership interest in Hertz as it is not core to our Automotive business.  As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  These letters of credit will expire no later than December 21, 2011.  As a result of the sale, we recognized in Gain on sale of Hertz, a pre-tax gain of $1.1 billion, inclusive of $27 million of charges to record the estimated fair value of the letters of credit.  For further discussion of these letters of credit, see Note 28.

At December 31, 2007 and 2006, there were no assets or liabilities on our balance sheet related to held-for-sale operations.

Other Dispositions

AB Volvofinans ("Volvofinans"). In 2007, we sold a majority of our interest in Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden.  As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million reported in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  CAPITAL STOCK AND AMOUNTS PER SHARE

All general voting power is vested in the holders of Common Stock and Class B Stock.  Holders of our Common Stock have 60% of the general voting power and holders of our Class B Stock are entitled to such number of votes per share as will give them the remaining 40%.  Shares of Common Stock and Class B Stock share equally in dividends, with stock dividends payable in shares of stock of the class held.  As discussed in Note 16, we are prohibited from paying dividends (other than dividends payable in stock) under the terms of the Credit Agreement.

If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

As discussed in Note 16, Convertible Notes with a principal amount of $4.95 billion are outstanding.  At the option of the holder, each Convertible Note is convertible at any time on or before December 15, 2036, into shares of our Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share).  Conversion of all shares of such Convertible Notes would result in the issuance of 538 million shares of our Common Stock.

As discussed in Note 16, Trust Preferred Securities with an aggregate liquidation preference of $2.9 billion are outstanding, following the conversion of 42,543,071 of Trust Preferred Securities on August 3, 2007.  At the option of the holder, each Preferred Security is convertible, at any time on or before January 15, 2032, into shares of our Common Stock at a rate of 2.8249 shares for each Trust Preferred Security (equivalent to a conversion price of $17.70 per share).  Conversion of all shares of such Trust Preferred Securities would result in the issuance of 162 million shares of our Common Stock.

As discussed in Note 16, on December 7, 2007, we issued an aggregate of 62,000,761 shares of Ford Common Stock in exchange for about $442 million principal amount of our 6 ⅜% Debentures due February 1, 2029 and about $125 million principal amount of our 6 ⅝% Debentures due October 1, 2028.

Amounts Per Share of Common and Class B Stock

The calculation of diluted income per share of Common Stock and Class B Stock takes into account the effect of obligations, such as RSU-stock awards, stock options, and convertible notes and securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2007	2006	2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(2,764)	$(12,629)	$1,629
Effect of dilutive senior convertible notes (a)	—	—	—
Effect of dilutive convertible preferred securities (b)	—	—	213
Diluted income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(2,764)	$(12,629)	$1,842
Diluted Shares
Average shares outstanding	1,979	1,879	1,846
Restricted and uncommitted-ESOP shares	(1)	(2)	(3)
Basic shares	1,978	1,877	1,843
Net dilutive options and restricted and uncommitted ESOP shares (c)	—	—	10
Dilutive senior convertible notes (a)	—	—	—
Dilutive convertible preferred securities (b)	—	—	282
Diluted shares	1,978	1,877	2,135
__________
In 2007, not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes (issued December 15, 2006).
(b)
282 million shares and the related income effect for convertible Trust Preferred Securities through August 2, 2007.  As of August 3, 2007, following the conversion of about 43 million of our Trust Preferred Securities, 162 million shares and the related income effect are not included in the calculation.

(c)	14 million contingently issuable shares.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  OPERATING CASH FLOWS

The reconciliation of Net income/(loss) to cash flows from operating activities of continuing operations is as follows (in millions):

	2007
	Automotive	Financial Services	Total
Net income/(loss)	$(3,480)	$757	$(2,723)
(Income)/Loss of discontinued operations	(35)	(6)	(41)
Depreciation and special tools amortization	6,763	6,289	13,052
Amortization of intangibles	106	—	106
Other amortization	57	521	578
Net losses/(earnings) from equity investments in excess of dividends received	(175)	—	(175)
Provision for credit/insurance losses	—	668	668
Foreign currency adjustments	206	—	206
Net (gain)/loss on sale of businesses	(172)	(7)	(179)
Net (gain)/loss on debt conversions	512	—	512
Net (gain)/loss on pension and OPEB curtailment	(1,164)	—	(1,164)
(Gain)/Loss on goodwill impairment	2,400	—	2,400
Stock option expense	70	6	76
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(880)	(4,597)	(5,477)
Decrease/(Increase) in accounts receivable and other assets	313	(268)	45
Decrease/(Increase) in inventory	371	—	371
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,041)	2,389	1,348
Net sales/(purchases) of trading securities	4,537	2	4,539
Other	337	648	985
Cash flows from operating activities of continuing operations	$8,725	$6,402	$15,127

	2006
	Automotive	Financial Services	Total
Net income/(loss)	$(13,912)	$1,299	$(12,613)
(Income)/Loss of discontinued operations	(16)	—	(16)
Depreciation and special tools amortization	11,158	5,295	16,453
Amortization of intangibles	66	—	66
Net losses/(earnings) from equity investments in excess of dividends received	(253)	—	(253)
Provision for credit/insurance losses	—	241	241
Foreign currency adjustments	112	—	112
(Gain)/Loss on sale of business	—	(33)	(33)
Stock option expense	72	5	77
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(2,577)	77	(2,500)
Decrease/(Increase) in accounts receivable and other assets	1,622	657	2,279
Decrease/(Increase) in inventory	(695)	—	(695)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,112	(578)	6,534
Net sales/(purchases) of trading securities	(6,762)	(9)	(6,771)
Other	(99)	362	263
Cash flows from operating activities of continuing operations	$(4,172)	$7,316	$3,144

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  OPERATING CASH FLOWS (Continued)

	2005
	Automotive	Financial Services	Total
Net income/(loss)	$(1,884)	$3,324	$1,440
(Income)/Loss of discontinued operations	(21)	(41)	(62)
Cumulative effects of changes in accounting principles	251	—	251
Depreciation and special tools amortization	8,156	5,854	14,010
Amortization of intangibles	49	6	55
Net losses/(earnings) from equity investments in excess of dividends received	(135)	—	(135)
Provision for credit/insurance losses	—	483	483
Foreign currency adjustments	36	—	36
(Gain)/Loss on sale of business	—	(1,099)	(1,099)
Stock option expense	103	13	116
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(960)	1,664	704
Decrease/(Increase) in accounts receivable and other assets	(2,083)	(727)	(2,810)
Decrease/(Increase) in inventory	(94)	—	(94)
Increase/(Decrease) in accounts payable and accrued and other liabilities	2,306	(2,343)	(37)
Net sales/(purchases) of trading securities	(579)	(50)	(629)
Other	293	(172)	121
Cash flows from operating activities of continuing operations	$5,438	$6,912	$12,350

The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	2007	2006	2005
Sum of sector cash flows from operating activities of continuing operations	$15,127	$3,144	$12,350
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation*	1,947	6,478	8,478
Reclassification relating to sale of vehicles to Hertz and related auction proceeds for consolidated presentation.	—	—	(436)
Consolidated cash flows from operating activities of continuing operations	$17,074	$9,622	$20,392
__________
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

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2007	2006	2005
Interest
Automotive sector	$2,584	$1,419	$1,506
Financial Services sector	8,346	7,483	6,319
Total interest paid	$10,930	$8,902	$7,825

Income taxes	$(223)	$423	$382

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Our use of derivatives to manage market risk results in the risk of a counterparty defaulting on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  We also enter into master netting agreements with counterparties that usually allow for netting of certain exposures.  Many of these agreements permit netting between derivative and non-derivative exposures and our accounting policy is to not offset fair value amounts of our derivative assets and liabilities.  For Ford Credit, this policy represents a change as of December 31, 2007 and has been applied retrospectively to the 2006 balance sheet.  Substantially all of our counterparties have long-term debt ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on December 31, 2007, is $4.2 billion, and represents the maximum loss that would be recognized at the reporting date if all counterparties failed to perform as contracted.

Hedge Accounting Designations

We have elected to apply hedge accounting to certain derivatives.  Derivatives that receive designated hedge accounting treatment are documented and evaluated for effectiveness in accordance with our policies.  Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting treatment.  With the exception of certain electricity supply contracts, we have elected to apply the normal purchase and normal sales classification to all physical supply contracts that are entered into for the purpose of procuring commodities to be used in production within a reasonable time during the normal course of our business.  We do not apply normal purchase and normal sales to certain electricity physical supply contracts which had notional balances of $65 million and $51 million on December 31, 2007 and 2006, respectively.  We report changes in the fair value of these derivatives through Automotive cost of sales.

Automotive Sector

Cash Flow Hedges.  We use forward and option contracts to manage our exposure to foreign currency exchange and commodity price risks.  We apply the critical terms method of assessing effectiveness for derivatives designated as hedging forecasted transactions.  The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. Our policy is to cease hedge accounting at the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  An amount is also reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings if it becomes probable that the original forecasted transaction will not occur. Our cash flow hedges mature within two years or less.  The exchange of cash associated with cash flow hedges which are de-designated prior to maturity is reported in Net cash (used in)/provided by investing activities in our statements of cash flows.  The exchange of cash associated with cash flow hedges which are designated through maturity is reported in Net cash flows from operating activities in our statements of cash flows.

Net Investment Hedges.  We have used foreign currency forward exchange contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.  We assessed effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge.  Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment.  The exchange of cash associated with these derivative transactions was reported in Net cash flows from operating activities in our statements of cash flows.

Derivatives not designated as hedging instruments. Some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting.  We report changes in the fair value of these derivatives through Automotive cost of sales or Automotive interest income and other non-operating income/(expense), net depending on the underlying exposure.  The earnings impact primarily relates to the revaluation of certain foreign currency derivatives and changes in fair value of commodity derivatives and warrants.  The exchange of cash associated with these derivative transactions is recorded in Net cash (used in)/provided by investing activities in our statements of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Financial Services Sector

Ford Credit is exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business.  Interest rate and currency exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results.  Risk is reduced in two ways:  (1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and (2) through the use of interest rate and foreign exchange derivatives.  Interest rate swaps are used to manage the effects of interest rate fluctuations.  Foreign currency exchange agreements, including forward contracts and swaps, are used to manage foreign exchange exposure. We adhere to a risk management policy that is reviewed on a regular basis by our management.  We do not engage in any speculative activities in the derivative markets

In 2007, we did not apply designated hedge accounting to any of our derivative instruments. In prior periods presented, we elected to apply hedge accounting to certain derivatives.  Derivatives that received designated hedge accounting treatment were documented and the relationships were evaluated for effectiveness at the time they were designated as well as throughout the hedge period.

Fair Value Hedges.  Ford Credit uses certain derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt.  The risk being hedged was the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate.  For certain interest rate swaps we used the dollar-offset method to assess hedge effectiveness.  Hedge ineffectiveness was the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.  Ineffectiveness was recorded directly in earnings.  The notional balances for these highly effective interest rate swaps were $0, $1.1 billion, and $1.8 billion at December 31, 2007, 2006, and 2005, respectively.  Other interest rate swaps met the specific criteria to assume no ineffectiveness in the hedge relationship.  These interest rate swaps had notional balances of $0, $0, and $3.8 billion at December 31, 2007, 2006, and 2005, respectively.

Cash Flow Hedges.  Ford Credit has designated receive-float, pay-fixed interest rate swaps as hedges of existing floating rate debt.  The risk being hedged was the risk of changes in the cash flows of the hedged item attributable to changes in the benchmark interest rate.  We used the change in variable cash flows method to measure hedge ineffectiveness, which was the difference between the change in the fair value of the float leg of the swap and the change in fair value of the hedged item.  Hedge ineffectiveness was recorded directly in earnings.  Ford Credit had no receive-float, pay-fixed interest rates swaps classified as cash flow hedges at December 31, 2007, 2006, and 2005.

Net Investment Hedges. Ford Credit has used foreign currency forwards and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to its investment in these entities.  We assessed effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge.  Ford Credit had no foreign currency forwards or options classified as net investment hedges at December 31, 2007, 2006, and 2005.

Derivatives not designated as hedging instruments. In 2007, we did not apply hedge accounting to our derivatives.  Some derivatives did not qualify for hedge accounting; for others, we elected not to apply hedge accounting. We report changes in the fair value of these derivatives through Financial Services revenues.  The earnings impact primarily relates to interest rate swaps, which are included in evaluating Ford Credit's overall risk management objective, and foreign currency derivatives, which are offset by the revaluation of foreign denominated debt.  The notional amount of derivatives not designated for hedge accounting was $181.8 billion, $158.7 billion, and $143.7 billion at December 31, 2007, 2006, and 2005, respectively.

We report the exchange of cash related to all of Ford Credit's derivative transactions, regardless of designation, in Net cash (used in)/provided by investing activities in our statements of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation described above for the Automotive and Financial Services sectors, for the years ended December 31 (in millions):

	2007	2006	2005	Income Statement Classification
Automotive Sector
Cash flow hedges:
Impact of discontinued hedges (a)	$190	$(8)	$(1)	Automotive cost of sales
Net investment hedges:
Ineffectiveness	(1)	40	20	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	33	333	254	Automotive cost of sales
Foreign currency forward contracts (b)	420	71	(383)	Automotive cost of sales

Other	(53)	88	7	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$—	$11	$(1)	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	19	257	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (b) (c)	—	160	(350)	Financial Services revenues
Cash flow hedges:
Ineffectiveness	—	—	(8)	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	—	(45)	Interest expense
Net investment hedges:
Ineffectiveness	—	—	(13)	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate swaps	139	(181)	(231)	Financial Services revenues
Foreign currency swaps and forward contracts (b)	(338)	(149)	(1,308)	Financial Services revenues
Other	1	1	—	Financial Services revenues
__________
(a)
Includes reclassifications in the second quarter of 2007 from Accumulated other comprehensive income/(loss) in the amount of $182 million attributable to Jaguar and Land Rover forecasted transactions probable to not occur.

(b)
These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(c)	Amount represents the portion of the derivative's fair value attributable to the change in foreign currency exchange rates.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index.  The following tables summarize the estimated fair value of our derivative financial instruments at December 31 (in millions):

	2007		2006
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$617	$195	$1,736	$860
Net investment hedges	—	—	6	—
Derivatives not designated as hedging instruments	757	188	977	256
Total derivative financial instruments	$1,374	$383	$2,719	$1,116
Financial Services Sector
Fair value hedges	$—	$—	$111	$1
Derivatives not designated as hedging instruments	2,811	1,349	2,334	891
Total derivative financial instruments	$2,811	$1,349	$2,445	$892

Accumulated Other Comprehensive Income/(Loss) Activity

The following table summarizes activity in Accumulated other comprehensive income/(loss) excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31 (in millions):

	2007	2006	2005
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$434	$(43)	$1,221
Increase/(Decrease) in fair value of derivatives	178	742	(664)
Gains reclassified from Accumulated other comprehensive income/(loss)	(244)	(265)	(600)
End of year: net unrealized gain/(loss) on derivative financial instruments	$368	$434	$(43)

We expect to reclassify existing net gains of $352 million from Accumulated other comprehensive income/(loss) to Net income/(loss) during the next twelve months as the underlying exposures are realized.

NOTE 24.  RETIREMENT BENEFITS

Employee Retirement and Savings Plans

We have two principal qualified defined benefit retirement plans in the United States.  The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees.  We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date.  Ford-UAW Retirement Plan expense accruals for UAW-represented Ford employees previously assigned to Visteon ("Visteon Hourly Employees") were charged to Visteon.  Pursuant to definitive agreements with Visteon signed on September 12, 2005, these charges were discontinued effective October 1, 2005.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

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

The expense for our worldwide defined contribution plans was $130 million in 2007, $80 million in 2006 and $134 million in 2005.  This includes the expense for company matching contributions to our primary employee savings plans (United States and Canada) of $34 million in 2007, $0 in 2006 and $44 million in 2005.  Company matching contributions were reinstated in June 2007.

Other Postretirement Employee Benefits

We, and certain of our subsidiaries, sponsor plans to provide other postretirement benefits for retired employees, primarily certain health care and life insurance benefits.  The Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program ("H-S-M-D-D-V Program") covers hourly employees represented by the UAW, and the Ford Salaried Health Care Plan covers substantially all other Ford employees in the United States hired before June 1, 2001.  U.S. salaried employees hired on or after June 1, 2001 are covered by a separate plan that provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits.  We also provide company-paid postretirement life insurance benefits to U.S. salaried employees hired before January 1, 2004 and all U.S. hourly employees.  Our employees generally may become eligible for benefits when they retire; however, benefits and eligibility rules may be modified from time to time.

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

Effective January 1, 2008 for U.S. salaried employees hired before June 1, 2001, we replaced health care coverage (including prescription drugs and dental) for retirees and surviving spouses who are age 65 and older or Medicare eligible with a new Health Reimbursement Arrangement ("HRA").  Each such surviving spouse, retiree and his or her eligible spouse are provided an annual amount of up to $1,800 in an HRA account.  The HRA may be used to help offset health care, dental, vision and hearing costs.  This benefit change resulted in a decrease in the year-end 2006 OPEB obligation of about $500 million and a reduction in 2006 and ongoing expense of about $80 million annually.

On November 3, 2007, we agreed in principle with the UAW on a Memorandum of Understanding that permanently shifts responsibility for providing retiree health care benefits to current and former UAW-represented employees from the Company to a New Retiree Plan ("New Plan") funded by a new independent Voluntary Employee Benefit Association Trust ("New VEBA", and together with the New Plan, "MOU").  The effective date of the MOU is anticipated to occur in the third quarter of 2008.  This date is subject to, among other conditions, federal district court approval of the final settlement agreement relating to the MOU and SEC pre-clearance of the accounting treatment of the New VEBA and our retiree health care obligation.
In 2005, we entered into an agreement with the UAW ("Agreement") to increase retiree health care cost sharing as part of our overall cost reduction efforts.  On July 13, 2006 we received the necessary court approval of a settlement of a lawsuit challenging proposed modifications to the H-S-M-D-D-V Program and cost savings began to accrue as of that date.  The Agreement provides for increased cost sharing of health care expenses by retirees presently covered under the H-S-M-D-D-V Program ("Plan Amendment") and established an independent Defined Contribution Retiree Health Benefit Trust ("UAW Benefit Trust") which serves as a non-Ford sponsored Voluntary Employee Benefits Association.  The UAW Benefit Trust is used to mitigate the reduction in health plan benefits for certain eligible present and future retirees, surviving spouses and other dependents.  This settlement agreement will remain in effect until September 14, 2011, at which point either Ford or the UAW may provide notice of a desire to terminate the Agreement.  If and when the MOU is implemented, which is the later of January 1, 2010 or the date on which any appeals or challenges to court approval are exhausted, the Agreement will be superseded by the MOU.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

The Agreement was accounted for as a negative amendment to the H-S-M-D-D-V Program in the amount of $4 billion, net of $90 million representing the present value of our commitment to fund the UAW Benefit Trust (discussed below) discounted at 6.5%.  We are amortizing the negative plan amendment on a straight-line basis over 12 years (which represented the average remaining service period of our active workforce at the effective date of the plan amendment).  In addition we are accreting interest expense on the discounted value of the funding commitment noted above.  The interest expense recorded was $4 million and $2 million for 2007 and 2006, respectively.

Our commitment to fund the UAW Benefit Trust consists of three non-contingent cash payments ("buy-down") totaling $108 million.  We paid the first installment of $30 million in cash on August 10, 2006.  As allowed by the Agreement, the second installment of $35 million was paid in cash on January 2, 2008.  We are committed to make a third contribution of $43 million in 2009.

The UAW Benefit Trust is controlled by the UAW Benefit Association Plan Committee ("Committee") which is appointed by the UAW.  The Committee does not and will not include any representatives of the Company.  The Committee has the right to appoint an independent trustee ("Trustee") for purposes of managing the assets.  The assets of the UAW Benefit Trust are the responsibility of the Committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets, and execution of the benefit plan as designed.  Benefit payments to eligible participants in the UAW Benefit Trust are limited in amount to the assets held by the UAW Benefit Trust.  Each year, the Committee will determine the level of benefits to be paid to eligible participants.  If the value of the assets in the UAW Benefit Trust is deemed insufficient by the Trustee, the Trustee may accelerate our obligation for the third contribution to the extent necessary to enable the UAW Benefit Trust to continue paying benefits.

As part of the Agreement, we also agreed to transfer to the UAW Benefit Trust the right to an amount of cash determined by the appreciation of 8.75 million shares of Ford Common Stock above $8.145 per share.  These stock appreciation rights were exercisable for three years from the effective date of the Plan Amendment.  One third of the 8.75 million stock appreciation rights were available on July 13, 2006.  On the first anniversary of the effective date of the Agreement, another third of the 8.75 stock appreciation rights were available.  As of November 3, 2007, these stock appreciation rights had not been exercised.  As allowed by the Agreement, we agreed with the UAW to satisfy this obligation by making an aggregate cash contribution of $33 million to the UAW Benefit Trust on the effective date of the MOU.  Using the Black-Scholes model to measure the fair value of stock appreciation rights on a graded vesting schedule, we expensed $8 million related to stock appreciation rights in 2006.  An additional $25 million was expensed in 2007, recorded in Automotive cost of sales.

As part of the Agreement, UAW members also agreed to divert to the UAW Benefit Trust payments of a previously-negotiated 2006 wage increase and a portion of negotiated cost-of-living increases through 2011 as they are earned.  This is subject to change based on court approval of the final settlement agreement of the MOU.  In 2007 and 2006, respectively, we expensed $152 million and $44 million of diverted wage increases .

The average annual cost savings to Ford from the Plan Amendment is about $650 million, with annual cash savings of about $200 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

The following table summarizes the assets held by the UAW Benefit Trust and the related obligation (in millions).  These amounts are excluded from our worldwide OPEB benefit obligation and plan asset values shown on the following page.

	UAW Benefit Trust
	2007	2006
Change in Benefit Obligation
Benefit obligation at January 1	$12	$—
Benefits paid	(152)	(48)
Contributions	154	60
Actual return on trust assets	1	—
Benefit obligation at December 31	$15	$12

Change in Plan Assets
Fair value of plan assets at January 1	$12	$—
Benefits paid	(152)	(48)
Contributions	154	60
Actual return on trust assets	1	—
Fair value of plan assets at December 31	$15	$12

Net Liability Recognized	$—	$—

In 2005, an agreement was reached with Visteon which included forgiving a receivable related to Visteon's remaining UAW OPEB obligation and a portion of Visteon's salary obligation for former Ford employees and retirees.  The total receivable forgiven was about $800 million, of which $600 million was recorded in 2004 as an allowance for doubtful receivables.  At December 31, 2007 and 2006, we had a long-term receivable of $121 million and $127 million, respectively, representing Visteon's remaining responsibility for the benefits of the Visteon salaried employees.

The measurement date for substantially all of our worldwide postretirement benefit plans is December 31.  Our expense for defined benefit pension and OPEB was as follows (in millions):

	Pension Benefits*
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$464	$680	$734	$632	$704	$630	$369	$617	$710
Interest cost	2,621	2,431	2,398	1,650	1,396	1,408	1,805	2,004	2,188
Expected return on assets	(3,479)	(3,379)	(3,363)	(1,905)	(1,643)	(1,633)	(256)	(479)	(500)
Amortization of:
Prior service cost/(credit)	265	444	500	109	120	126	(996)	(815)	(245)
(Gains)/Losses and other	24	99	102	460	568	352	812	763	893
Separation programs	814	440	97	190	263	422	7	84	1
(Gain)/Loss from curtailment	176	2,535	—	(8)	206	—	(1,332)	3	—
Allocated costs to Visteon	—	—	(84)	—	—	—	5	6	(246)
Net expense	$885	$3,250	$384	$1,128	$1,614	$1,305	$414	$2,183	$2,801
_______
*   Includes Jaguar and Land Rover.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation (a)
Benefit obligation at January 1	$45,252	$43,561	$27,371	$25,113	$30,863	$39,274
Service cost	464	680	452	513	369	617
Interest cost	2,619	2,429	1,324	1,124	1,805	2,004
Amendments	1,623	(19)	12	38	(20)	(5,268)
Separation programs	813	441	169	189	7	84
Curtailments	118	1,696	10	81	6	(47)
Settlements	(3)	—	(146)	(98)	—	—
Plan participant contributions	34	39	99	88	64	44
Benefits paid	(3,937)	(3,003)	(1,660)	(1,362)	(1,699)	(1,623)
Medicare D subsidy	—	—	—	—	85	76
Foreign exchange translation	—	—	2,297	2,627	398	2
Divestiture	—	—	(75)	—	—	—
Actuarial (gain)/loss and other	(2,490)	(572)	(2,895)	(942)	(3,782)	(4,300)
Benefit obligation at December 31	$44,493	$45,252	$26,958	$27,371	$28,096	$30,863
Change in Plan Assets (a)
Fair value of plan assets at January 1	$44,696	$41,827	$20,183	$17,138	$4,921	$6,497
Actual return on plan assets	4,860	5,684	900	1,817	79	510
Company contributions	148	149	1,515	890	—	—
Plan participant contributions	34	39	99	88	—	—
Benefits paid	(3,937)	(3,003)	(1,660)	(1,362)	(1,125)	(2,086)
Settlements	(3)	—	(146)	(109)	—	—
Foreign exchange translation	—	—	1,623	1,725	—	—
Divestiture	—	—	(75)	—	—	—
Other	(39)	—	(10)	(4)	—	—
Fair value of plan assets at December 31	$45,759	$44,696	$22,429	$20,183	$3,875	$4,921

Funded status at December 31	$1,266	$(556)	$(4,529)	$(7,188)	$(24,221)	$(25,942)

Amounts Recognized on the Balance Sheet (a)
Prepaid assets	$2,984	$1,423	$894	$143	$—	$—
Accrued liabilities	(1,718)	(1,979)	(5,423)	(7,331)	(24,221)	(25,942)
Total	$1,266	$(556)	$(4,529)	$(7,188)	$(24,221)	$(25,942)
Amounts Recognized in Accumulated Other Comprehensive Loss (b)
Unamortized prior service costs/(credits)	$2,639	$1,338	$645	$701	$(6,242)	$(8,514)
Unamortized net (gains)/losses and other	(2,288)	1,581	3,973	6,924	7,674	11,867
Total	$351	$2,919	$4,618	$7,625	$1,432	$3,353
Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31 (a)
Accumulated benefit obligation	$1,702	$26,124	$13,579	$18,783
Fair value of plan assets	64	24,241	9,244	13,327

Accumulated Benefit Obligation at December 31 (a)	$43,497	$43,925	$25,227	$24,325
_______
(a)	Excludes Jaguar and Land Rover.
(b)	Includes Jaguar and Land Rover.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2007	2006	2007	2006	2007	2006
Weighted Average Assumptions at December 31 (a)
Discount rate	6.25%	5.86%	5.58%	4.89%	6.45%	5.98%
Expected return on assets	8.25%	8.50%	7.26%	7.53%	8.40%	5.50%
Average rate of increase in compensation	3.80%	3.80%	3.21%	3.61%	3.80%	3.80%
Initial health care cost trend rate	—	—	—	—	3%	6%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2011	2011
Assumptions Used to Determine Net Benefit Cost for the Year
Discount rate	5.86%	5.61%	4.91%	4.58%	5.98%	5.73%
Expected return on assets	8.50%	8.50%	7.64%	7.78%	5.50%	8.28%
Average rate of increase in compensation	3.80%	4.00%	3.30%	3.44%	3.80%	4.00%
Weighted Average Asset Allocation at December 31 (b)
Equity securities	51.3%	72.1%	55.2%	63.7%	—	—
Debt securities	46.2%	26.6%	43.6%	35.0%	100.0%	100.0%
Real estate	—	—	0.7%	0.8%	—	—
Other assets	2.5%	1.3%	0.5%	0.5%	—	—
_______
(a)	Excludes Jaguar and Land Rover.
(b)	Weighted average asset allocation based on major non-U.S. plans including U.K., Canada, Germany, Sweden, Netherlands, Belgium and Australia. Excludes Jaguar and Land Rover plans.

A one percentage point increase/(decrease) in the assumed health care cost trend rates would increase/(decrease) the postretirement health care benefit obligation for year-end 2007 by approximately $3.5 billion/$(2.8) billion and the service and interest component of health care expense for 2007 by $340 million/$(270) million.

As a result of plans to close North American manufacturing facilities and providing various separation programs (both discussed in Note 18), we have recognized curtailments due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. and Canadian pension and OPEB plans.  The financial impact of the curtailments is reflected in the tables above and are recorded in Automotive cost of sales and Selling, administrative and other expenses.

        On December 31, 2006, we adopted certain recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS No. 158").  This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet, and to recognize changes in that funded status in the year in which the changes occur.  Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of Accumulated other comprehensive income/(loss).

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits

	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)*	$370	$100	$(860)	$(390)
(Gains)/Losses and other*	20	170	350	540
_______
*  Excludes Jaguar and Land Rover.

Plan Contributions and Drawdowns

Pension.  Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements.  We do from time to time make contributions beyond those legally required.  In 2007, we made $1.6 billion of cash contributions to our funded pension plans.  During 2008, we expect to contribute to our worldwide pension plans (including Jaguar and Land Rover plans) $2.3 billion from available Automotive cash and cash equivalents.  This amount includes about $400 million of benefit payments paid directly by us for unfunded plans.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2008.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

Health Care and Life Insurance.  In 2007, we withdrew $1.1 billion from the VEBA as reimbursement for U.S. hourly retiree health care and life insurance benefit payments.  During 2008 we expect to withdraw about $90 million from the VEBA as reimbursement for U.S. hourly retiree life insurance benefit payments.  As part of the MOU, we agreed with the UAW to not make any further withdrawals from the VEBA for health care benefits after December 31, 2007.

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits*
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
	Gross Benefit Payments	Gross Benefit Payments	Gross Benefit Payments	Subsidy Receipts
2008	$3,910	$1,510	$1,820	$(70)
2009	3,850	1,480	1,900	(70)
2010	3,770	1,500	1,910	(80)
2011	3,620	1,520	1,950	(80)
2012	3,530	1,550	1,980	(90)
2013 - 2017	16,390	8,130	10,400	(560)
_______
*   Excludes Jaguar and Land Rover.

Plan Asset Information

Pension.  Our investment strategy for pension assets has a long-term horizon, in keeping with the long-term nature of the liabilities.  Our prior target pension asset allocations disclosed in our 2006 Form 10-K Report were about 70% equity investments and 30% fixed income investments, with less than one percent in alternative investments (such as private equity).  In July 2007, to reduce the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities, we revised our investment strategy to reduce the proportion of equity investments and increase the proportion of assets in fixed income and alternative investments.  Specifically, we disclosed a revised target asset allocation for year-end 2007 of about 50% public equity investments, 45% fixed income investments, and up to 5% alternative investments.  The target asset allocation for Ford U.K. plans is about 65% public equity investments and 35% fixed income investments.

In order to reduce the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities, we have made further changes to our investment strategy to reduce the proportion of public equity investments and increase the proportion of assets in alternative investments.  Our new target asset allocation, which we expect to reach within the next five years, is about 30% public equity investments, 45% fixed income investments, and up to 25% alternative investments (e.g., private equity, real estate, and hedge funds).

All assets are externally managed and most assets are actively managed.  Ford securities comprised less than five percent of the total market value of our assets in major worldwide plans (including U.S., U.K., Canada, Germany, Sweden, Netherlands, Belgium, and Australia) during 2007 and 2006.

Public equity and fixed income investment managers are permitted to use derivatives as efficient substitutes for traditional securities and to manage exposure to foreign exchange and interest rate risks.  Interest rate and foreign currency derivative instruments are used for the purpose of hedging changes in the fair value of assets that result from interest rate changes and currency fluctuations.  Interest rate derivatives are also used to adjust portfolio duration.  Derivatives may not be used to leverage or to alter the economic exposure to an asset class outside the scope of the mandate to which an investment manager has been appointed.

Alternative investment managers are permitted to employ leverage (including through the use of derivatives or other tools) that may alter economic exposure.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  RETIREMENT BENEFITS (Continued)

The equity allocation shown at year-end 2007 and 2006 includes public equity securities.  Other assets include private equity investments, hedge funds, and cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

The long-term return assumption at year-end 2007 is 8.25% for U.S. plans, 7.75% for U.K. plans and averages 7.26% for non-U.S. plans.  A generally consistent approach is used worldwide to develop this assumption.  This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns are also considered where appropriate.

At December 31, 2007, our actual 10-year annual rate of return on pension plan assets was 8.84% and 6.45% for U.S. and the U.K. plans, respectively.  At December 31, 2006, our actual 10-year annual rate of return on pension plan assets was 9.71% and 7.91% for U.S. and the U.K. plans, respectively.

Health Care and Life Insurance.  At December 31, 2007, we had $3.9 billion of VEBA assets all of which were invested in shorter-duration fixed income investments.  All of the assets are managed externally.  Ford securities comprised less than five percent of the market value of the total assets during 2007 and 2006.

As part of the MOU, we agreed with the UAW to not make further withdrawals from the VEBA for health care benefits after December 31, 2007.  The target asset allocation will change from shorter-duration fixed income to about 70% public equity investments and 30% longer –duration fixed income investments in 2008 for the retiree health care VEBA.

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

The expected return assumption applicable to the retiree health care VEBA is 8.50%, which reflects historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy.

The expected return assumption applicable to the retiree life insurance VEBA is 5.50%.  This assumption reflects the external investment managers' expectations of likely returns on short-duration VEBA assets over the next several years.

NOTE 25.  SEGMENT INFORMATION

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  SEGMENT INFORMATION (Continued)

Ford South America segment includes primarily the sale of Ford-brand vehicles and related service parts in South America.

Ford Europe segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe, Turkey, and Russia.

The PAG segment includes primarily the sale of PAG-brand vehicles (i.e., Volvo, Jaguar, and Land Rover) and related service parts throughout the world (including North America, South America, Europe, Asia Pacific and Africa).

Ford Asia Pacific and Africa/Mazda segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa and also includes our share of the results of Mazda, of which we owned 33.4% at December 31, 2007, and certain of our Mazda-related investments.

The Other Automotive component of the Automotive sector consists primarily of centrally managed net interest expense, which is not managed individually by the five segments.

Transactions among Automotive segments are presented generally on a "where-sold," absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering.

Financial Services Sector

The Financial Services sector includes the following segments: Ford Credit and Other Financial Services.  Ford Credit provides vehicle-related financing, leasing, and insurance.  Other Financial Services includes a variety of business including holding companies, real-estate, and the financing and leasing of Volvo vehicles.  The Hertz segment was sold in December 2005.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/ Mazda	Other	Total
2007
Sales/Revenues
External customer	$69,365	$7,585	$76,950	$36,330	$33,067	$69,397	$8,032	$—	$154,379
Intersegment	523	—	523	712	271	983	—	—	1,506
Income
Income/(Loss) before income taxes	(4,161)	1,172	(2,989)	744	(1,872)	(1,128)	206	(1,059)	(4,970)
Other disclosures:
Depreciation and special tools amortization	3,685	117	3,802	1,423	1,153	2,576	385	—	6,763
Amortization of intangibles	17	69	86	7	12	19	1	—	106
Interest expense	—	—	—	—	—	—	—	2,252	2,252
Automotive interest income	87	—	87	—	—	—	—	1,626	1,713
Cash outflow for capital expenditures	2,825	183	3,008	1,366	1,269	2,635	328	—	5,971
Unconsolidated affiliates
Equity in net income/(loss)	155	—	155	4	—	4	230	—	389
Total assets at year-end									118,489

2006
Sales/Revenues
External customer	$69,367	$5,697	$75,064	$30,394	$30,028	$60,422	$7,763	$—	$143,249
Intersegment	393	—	393	878	233	1,111	4	—	1,508
Income
Income/(Loss) before income taxes	(15,992)	661	(15,331)	371	(2,322)	(1,951)	(5)	247	(17,040)
Other disclosures:
Depreciation and special tools amortization	6,753	77	6,830	1,289	2,716	4,005	323	—	11,158
Amortization of intangibles	7	1	8	6	51	57	1	—	66
Interest expense	—	—	—	—	—	—	—	995	995
Automotive interest income	75	—	75	—	—	—	—	1,334	1,409
Cash outflow for capital expenditures	3,626	122	3,748	1,404	1,375	2,779	282	—	6,809
Unconsolidated affiliates
Equity in net income/(loss)	138	—	138	(3)	—	(3)	286	—	421
Total assets at year-end									122,634

2005
Sales/Revenues
External customer	$80,601	$4,366	$84,967	$29,918	$30,283	$60,201	$8,245	$—	$153,413
Intersegment	3,398	—	3,398	1,613	541	2,154	131	—	5,683
Income
Income/(Loss) before income taxes	(2,469)	399	(2,070)	(437)	(1,634)	(2,071)	297	(55)	(3,899)
Other disclosures:
Depreciation and special tools amortization	3,745	68	3,813	1,285	2,764	4,049	294	—	8,156
Amortization of intangibles	28	1	29	7	12	19	1	—	49
Interest expense	—	—	—	—	—	—	—	1,220	1,220
Automotive interest income	46	—	46	—	—	—	—	1,139	1,185
Cash outflow for capital expenditures	3,874	84	3,958	1,232	1,673	2,905	259	—	7,122
Unconsolidated affiliates
Equity in net income/(loss)	92	—	92	—	—	—	193	—	285
Total assets at year-end									113,825

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  SEGMENT INFORMATION (Continued)

(In millions)
	Financial Services Sector (a)					Total Company
			Other
	Ford		Financial
	Credit	Hertz	Services	Elims	Total	Elims (b)	Total
2007
Sales/Revenues
External customer	$17,772	$—	$304	$—	$18,076	$—	$172,455
Intersegment	866	—	29	(7)	888	(2,394)	—
Income
Income/(Loss) before income taxes	1,215	—	9	—	1,224	—	(3,746)
Other disclosures:
Depreciation and special tools amortization	6,257	—	32	—	6,289	—	13,052
Amortization of intangibles	—	—	—	—	—	—	106
Interest expense	8,630	—	45	—	8,675	—	10,927
Automotive interest income	—	—	—	—	—	—	1,713
Cash outflow for capital expenditures	2	—	49	—	51	—	6,022
Unconsolidated affiliates
Equity in net income/(loss)	14	—	—	—	14	—	403
Total assets at year-end	169,023	—	10,520	(10,282)	169,261	(2,023)	285,727

2006
Sales/Revenues
External customer	$16,553	$—	$263	$—	$16,816	$—	$160,065
Intersegment	694	—	31	(7)	718	(2,226)	—
Income
Income/(Loss) before income taxes	1,953	—	13	—	1,966	—	(15,074)
Other disclosures:
Depreciation and special tools amortization	5,262	—	33	—	5,295	—	16,453
Amortization of intangibles	—	—	—	—	—	—	66
Interest expense	7,818	—	(30)	—	7,788	—	8,783
Automotive interest income	—	—	—	—	—	—	1,409
Cash outflow for capital expenditures	25	—	14	—	39	—	6,848
Unconsolidated affiliates
Equity in net income/(loss)	7	—	—	—	7	—	428
Total assets at year-end	167,973	—	10,554	(8,836)	169,691	(1,467)	290,858

2005
Sales/Revenues
External customer	$15,883	$7,403	$136	$—	$23,422	$—	$176,835
Intersegment	597	20	55	(47)	625	(6,308)	—
Income
Income/(Loss) before income taxes	2,923	1,980	50	—	4,953	—	1,054
Other disclosures:
Depreciation and special tools amortization	4,507	1,310	37	—	5,854	—	14,010
Amortization of intangibles	—	6	—	—	6	—	55
Interest expense	6,616	511	70	—	7,197	—	8,417
Automotive interest income	—	—	—	—	—	—	1,185
Cash outflow for capital expenditures	48	335	11	—	394	—	7,516
Unconsolidated affiliates
Equity in net income/(loss)	11	—	—	—	11	—	296
Total assets at year-end	162,262	—	10,328	(10,396)	162,194	(83)	275,936

__________
(a)	Financial Services sector's interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  GEOGRAPHIC INFORMATION (in millions)

	2007		2006		2005
	Net Sales and Revenues	Long-Lived Assets	Net Sales and Revenues	Long-Lived Assets	Net Sales and Revenues	Long-Lived Assets
North America
United States	$80,874	$37,355	$81,096	$36,094	$96,643	$37,671
Canada	9,363	10,311	8,075	9,279	7,939	8,061
Mexico	2,826	1,052	3,461	992	3,374	1,057
Total North America	93,063	48,718	92,632	46,365	107,956	46,789

Europe
United Kingdom	17,277	3,559	15,850	3,544	15,264	3,132
Germany	8,381	5,484	7,006	4,974	7,642	4,518
Sweden	5,240	4,413	4,290	4,241	4,412	3,399
Other	29,146	3,409	22,934	3,349	23,201	3,136
Total Europe	60,044	16,865	50,080	16,108	50,519	14,185

All Other	19,348	3,911	17,353	3,369	18,360	3,148
Total	$172,455	$69,494	$160,065	$65,842	$176,835	$64,122

NOTE 27.  SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	2007				2006
(In millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Automotive Sector
Sales	$38,630	$40,106	$36,270	$39,373	$36,961	$37,811	$32,541	$35,936
Operating income/(loss)	(159)	700	16	(4,825)	(2,670)	(1,262)	(7,802)	(6,210)
Income/(Loss) before income taxes	(338)	821	(712)	(4,741)	(2,723)	(1,093)	(7,114)	(6,110)
Financial Services Sector
Revenues	4,389	4,136	4,808	4,743	3,828	4,067	4,554	4,367
Income/(Loss) before income taxes	294	105	556	269	375	425	750	416
Total Company
Income/(Loss) before income taxes	(44)	926	(156)	(4,472)	(2,348)	(668)	(6,364)	(5,694)
Income/(Loss) before cumulative effects of changes in accounting principles	(282)	750	(380)	(2,811)	(1,423)	(317)	(5,248)	(5,625)
Net income/(loss)	(282)	750	(380)	(2,811)	(1,423)	(317)	(5,248)	(5,625)
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$(0.15)	$0.40	$(0.19)	$(1.33)	$(0.76)	$(0.17)	$(2.79)	$(2.98)
Diluted	(0.15)	0.31	(0.19)	(1.33)	(0.76)	(0.17)	(2.79)	(2.98)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease land, buildings and equipment under agreements that expire in various years.  Minimum rental commitments under non-cancellable operating leases were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Automotive sector	$471	$347	$236	$137	$76	$276	$1,543
Financial Services sector	128	110	86	52	35	90	501

Rental expense was as follows (in billions):

	2007	2006	2005
Rental expense	$1.0	$1.0	$1.5

Guarantees

The fair values of guarantees and indemnifications during 2007 and 2006 are recorded in the financial statements.  At December 31, 2007 and 2006, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $7.6 million for 2007 and $100 million for 2006, the majority of which relates to the Automotive sector.  The decrease in potential payments is due primarily to the expiration of guarantees related to a joint venture.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes ("asset-backed notes").  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $18 million for 2007 and $23 million for 2006, which represents the estimated fair value of our guarantee.

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

We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II.  On August 3, 2007, we completed a conversion offer related to our Trust Preferred Securities.  For further discussion of our Trust Preferred Securities, see Notes 16 and 21.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  COMMITMENTS AND CONTINGENCIES (Continued)

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

Warranty

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

	2007	2006
Beginning balance	$5,235	$5,849
Payments made during the period	(3,287)	(3,508)
Changes in accrual related to warranties issued during the period	2,894	3,005
Changes in accrual related to pre-existing warranties	(232)	(280)
Foreign currency translation and other	252	169
Ending balance	$4,862	$5,235

The warranty reconciliation excludes divested and held-for-sale operations as of 2007 and 2006.  For further discussion of these amounts, see Note 20.

Litigation and Claims

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including but not limited to those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief, which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable.  It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2007.  We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  COMMITMENTS AND CONTINGENCIES (Continued)

Conditional Asset Retirement Obligations

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47").  In accordance with FIN 47, we accrue for costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets for which the fair value of the liability can be reasonably estimated.

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

Other conditional asset retirement obligations exist, including regulated substances.  These costs, however, are not estimable until a triggering event occurs (e.g., plant closing) due to the absence of historical cost, range of potential settlement dates and variability among plants.  Once a triggering event occurs and additional regulated substance asset retirement obligations can be estimated, those costs are included as part of the liability.

Upon adoption of FIN 47, the full amount of our estimate of conditional asset retirement obligations related to asbestos abatement and PCB removal was expensed, as an after-tax charge of $251 million shown in Cumulative effects of changes in accounting principles at December 31, 2005.  The liability for conditional asset retirement obligations was $390 million and $399 million at December 31, 2007 and 2006, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying sector balance sheets and the related sector statements of income and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.  As discussed in Note 24, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans and, as discussed in Note 2, the Company changed the timing of its annual goodwill and other intangible assets impairment testing and its amortization method for special tools in 2006.  As discussed in Note 28, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2008

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period		Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2007
Allowances deducted from assets
Allowance for credit losses	$1,121		$592		$611	(a)	$1,102
Allowance for doubtful receivables (b)	173		5		(19	) (c)	197
Inventories (primarily service part obsolescence) (b)	353		(40	) (e)	—		313
Allowance for deferred tax assets (f)	7,865	(i)	695	(g)	—		8,560
Total allowances deducted from assets	$9,512		$1,252		$592		$10,172

For the Year Ended December 31, 2006
Allowances deducted from assets
Allowance for credit losses	$1,594		$100		$573	(a)	$1,121
Allowance for doubtful receivables (b)	294		14		135	(c)	173	(d)
Inventories (primarily service part obsolescence) (b)	303		50	(e)	—		353
Allowance for deferred tax assets (f)	252		6,928	(g)	—		7,180
Total allowances deducted from assets	$2,443		$7,092		$708		$8.827

For the Year Ended December 31, 2005
Allowances deducted from assets
Allowance for credit losses	$2,471		$167		$1,044	(a)	$1,594
Allowance for doubtful receivables (b)	944		527	(h)	1,177	(c)	294	(d)
Inventories (primarily service part obsolescence) (b)	256		47	(e)	—		303
Allowance for deferred tax assets (f)	172		80		—		252
Total allowances deducted from assets	$3,843		$821		$2.221		$2,443
__________
(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)	Excludes Jaguar and Land Rover.
(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments. Included in 2005 is a write-off of Visteon-related receivables of $1.1 billion.
(d)
Includes non-current Visteon-related receivables of $1 million and $19 million at December 31, 2006 and 2005, respectively, which are netted against Other assets – Automotive  on the sector balance sheet.

(e)	Net change in inventory allowances.
(f)	Includes Jaguar and Land Rover.
(g)
Includes $156 million and $2.7 billion in 2007 and 2006, respectively, of allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $539 million and $4.2 billion in 2007 and 2006, respectively, of allowance for deferred tax assets through the income statement.

(h)	Includes Visteon-related increases of $500 million in 2005.
(i)	Includes $685 million increase to balance at January 1, 2007 due to the adoption of FIN 48.

FSS - 1