Form 10-Q
period 2008-03-31
FORD MOTOR CO
filed 2008-05-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
☒  Yes           ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes           ☒  No

As of May 1 2008, the registrant had outstanding 2,171,147,986 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 46.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2008 and 2007
(in millions, except per share amounts)

	First Quarter
	2008	2007
	(unaudited)
Sales and revenues
Automotive sales	$39,117	$38,630
Financial Services revenues	4,396	4,375
Total sales and revenues	43,513	43,005

Costs and expenses
Automotive cost of sales	35,455	34,716
Selling, administrative and other expenses	5,081	5,964
Interest expense	2,542	2,714
Financial Services provision for credit and insurance losses	343	58
Total costs and expenses	43,421	43,452

Automotive interest income and other non-operating income/(expense), net	92	329
Automotive equity in net income/(loss) of affiliated companies	136	72
Income/(Loss) before income taxes	320	(46)
Provision for/(benefit from) income taxes	97	181
Income/(Loss) before minority interests	223	(227)
Minority interests in net income/(loss) of subsidiaries	122	58
Income/(Loss) from continuing operations	101	(285)
Income/(Loss) from discontinued operations (Note 8)	(1)	3
Net income/(loss)	$100	$(282)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.05	$(0.15)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.05	$(0.15)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.05	$(0.15)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.05	$(0.15)

Cash dividends	$—	$—

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended March 31, 2008 and 2007
(in millions, except per share amounts)

	First Quarter
	2008	2007
	(unaudited)
AUTOMOTIVE
Sales	$39,117	$38,630
Costs and expenses
Cost of sales	35,455	34,716
Selling, administrative and other expenses	3,109	4,074
Total costs and expenses	38,564	38,790
Operating income/(loss)	553	(160)

Interest expense	528	580

Interest income and other non-operating income/(expense), net	92	329
Equity in net income/(loss) of affiliated companies	136	72
Income/(Loss) before income taxes — Automotive	253	(339)

FINANCIAL SERVICES
Revenues	4,396	4,375
Costs and expenses
Interest expense	2,014	2,134
Depreciation	1,836	1,500
Operating and other expenses	136	390
Provision for credit and insurance losses	343	58
Total costs and expenses	4,329	4,082
Income/(Loss) before income taxes — Financial Services	67	293

TOTAL COMPANY
Income/(Loss) before income taxes	320	(46)
Provision for/(Benefit from) income taxes	97	181
Income/(Loss) before minority interests	223	(227)
Minority interests in net income/(loss) of subsidiaries	122	58
Income/(Loss) from continuing operations	101	(285)
Income/(Loss) from discontinued operations (Note 8)	(1)	3
Net income/(loss)	$100	$(282)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.05	$(0.15)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.05	$(0.15)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.05	$(0.15)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.05	$(0.15)

Cash dividends	$—	$—

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$33,751	$35,283
Marketable securities	8,593	5,248
Loaned securities	6,746	10,267
Finance receivables, net	108,858	107,454
Other receivables, net	8,089	8,210
Net investment in operating leases	32,493	33,255
Retained interest in sold receivables	474	593
Inventories (Note 2)	11,721	10,121
Equity in net assets of affiliated companies	3,120	2,853
Net property	37,007	36,238
Deferred income taxes	3,331	3,489
Goodwill and other net intangible assets (Note 4)	2,064	2,060
Assets of discontinued/held-for-sale operations (Note 9)	10,002	9,221
Other assets	16,664	14,972
Total assets	$282,913	$279,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$23,964	$20,794
Accrued liabilities and deferred revenue	72,858	74,722
Debt	169,205	168,217
Deferred income taxes	2,901	3,034
Liabilities of discontinued/held-for-sale operations (Note 9)	5,408	5,448
Total liabilities	274,336	272,215

Minority interests	1,466	1,421

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (2,148 million shares issued)	21	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	7,988	7,834
Accumulated other comprehensive income/(loss)	657	(558)
Treasury stock	(184)	(185)
Retained earnings/(Accumulated deficit)	(1,372)	(1,485)
Total stockholders’ equity	7,111	5,628
Total liabilities and stockholders’ equity	$282,913	$279,264

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$18,663	$20,678
Marketable securities	6,602	2,092
Loaned securities	6,746	10,267
Total cash, marketable and loaned securities	32,011	33,037
Receivables, net	4,164	4,530
Inventories (Note 2)	11,721	10,121
Deferred income taxes	562	532
Other current assets	6,206	5,514
Current receivable from Financial Services	225	509
Total current assets	54,889	54,243
Equity in net assets of affiliated companies	2,558	2,283
Net property	36,757	35,979
Deferred income taxes	8,557	9,268
Goodwill and other net intangible assets (Note 4)	2,054	2,051
Assets of discontinued/held-for-sale operations (Note 8)	8,054	7,537
Other assets	5,966	5,614
Non-current receivable from Financial Services	2,003	1,514
Total Automotive assets	120,838	118,489
Financial Services
Cash and cash equivalents	15,088	14,605
Marketable securities	1,991	3,156
Finance receivables, net	112,783	111,134
Net investment in operating leases	29,962	30,309
Retained interest in sold receivables	474	593
Equity in net assets of affiliated companies	562	570
Goodwill and other net intangible assets (Note 4)	10	9
Assets of discontinued/held-for-sale operations (Note 8)	1,948	1,684
Other assets	7,441	7,201
Total Financial Services assets	170,259	169,261
Intersector elimination	(2,228)	(2,023)
Total assets	$288,869	$285,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$17,692	$15,718
Other payables	4,248	3,237
Accrued liabilities and deferred revenue	26,533	27,672
Deferred income taxes	2,567	2,671
Debt payable within one year	1,445	1,175
Total current liabilities	52,485	50,473
Long-term debt	25,608	25,779
Other liabilities	40,714	41,676
Deferred income taxes	846	783
Liabilities of discontinued/held-for-sale operations (Note 8)	5,064	4,824
Total Automotive liabilities	124,717	123,535
Financial Services
Payables	2,024	1,839
Debt	142,152	141,263
Deferred income taxes	5,444	6,043
Other liabilities and deferred income	5,611	5,374
Liabilities of discontinued/held-for-sale operations (Note 8)	344	624
Payable to Automotive	2,228	2,023
Total Financial Services liabilities	157,803	157,166

Minority interests	1,466	1,421

Stockholders' equity
Capital stock
Common Stock, par value $0.01 per share (2,148 million shares issued)	21	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	7,988	7,834
Accumulated other comprehensive income/(loss)	657	(558)
Treasury stock	(184)	(185)
Retained earnings/(Accumulated deficit)	(1,372)	(1,485)
Total stockholders' equity	7,111	5,628
Intersector elimination	(2,228)	(2,023)
Total liabilities and stockholders' equity	$288,869	$285,727

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2008 and 2007
(in millions)

	First Quarter
	2008	2007
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$1,027	$979

Cash flows from investing activities of continuing operations
Capital expenditures	(1,490)	(1,296)
Acquisitions of retail and other finance receivables and operating leases	(11,872)	(12,519)
Collections of retail and other finance receivables and operating leases	10,936	10,885
Purchases of securities	(13,531)	(2,229)
Sales and maturities of securities	13,527	6,768
Proceeds from sales of retail and other finance receivables and operating leases	—	697
Proceeds from sale of businesses	44	35
Cash paid for acquisitions	(14)	(2)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—
Other	621	256
Net cash (used in)/provided by investing activities	(1,779)	2,595

Cash flows from financing activities of continuing operations
Cash dividends	—	—
Sales of Common Stock	63	27
Purchases of Common Stock	—	(31)
Changes in short-term debt	(678)	389
Proceeds from issuance of other debt	11,150	4,270
Principal payments on other debt	(11,107)	(9,748)
Other	(115)	(51)
Net cash (used in)/provided by financing activities	(687)	(5,144)

Effect of exchange rate changes on cash	316	(91)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(1,123)	(1,661)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	29	(18)
Cash flows from investing activities of discontinued operations	(94)	(94)
Cash flows from financing activities of discontinued operations	(344)	(243)

Net increase/(decrease) in cash and cash equivalents	$(1,532)	$(2,016)

Cash and cash equivalents at January 1	$35,283	$28,896
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	(2)
Net increase/(decrease) in cash and cash equivalents	(1,532)	(2,016)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	(19)
Cash and cash equivalents at March 31	$33,751	$26,859

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2008 and 2007
(in millions)

	First Quarter 2008		First Quarter 2007
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$685	$2,482	$1,466	$642

Cash flows from investing activities
Capital expenditures	(1,449)	(41)	(1,286)	(10)
Acquisitions of retail and other finance receivables and operating leases	—	(12,166)	—	(12,519)
Collections of retail and other finance receivables and operating leases	—	10,936	—	10,900
Net (increase)/decrease of wholesale receivables	—	(1,846)	—	(1,144)
Purchases of securities	(12,509)	(1,022)	(480)	(1,749)
Sales and maturities of securities	11,329	2,198	463	6,305
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	697
Proceeds from sale of businesses	44	—	35	—
Cash paid for acquisitions	(14)	—	(2)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	—	—
Investing activity from Financial Services	—	—	—	—
Investing activity to Financial Services	—	—	(4)	—
Other	297	324	177	79
Net cash (used in)/provided by investing activities	(2,302)	(1,617)	(1,097)	2,559

Cash flows from financing activities
Cash dividends	—	—	—	—
Sales of Common Stock	63	—	27	—
Purchases of Common Stock	—	—	(31)	—
Changes in short-term debt	93	(771)	(118)	507
Proceeds from issuance of other debt	57	11,093	102	4,168
Principal payments on other debt	(90)	(11,017)	(150)	(9,598)
Financing activity from Automotive	—	—	—	4
Financing activity to Automotive	—	—	—	—
Other	(77)	(38)	(17)	(34)
Net cash (used in)/provided by financing activities	46	(733)	(187)	(4,953)

Effect of exchange rate changes on cash	235	81	15	(106)
Net change in intersector receivables/payables and other liabilities	(679)	679	(519)	519
Net increase/(decrease) in cash and cash equivalents from continuing operations	(2,015)	892	(322)	(1,339)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	29	5	(23)
Cash flows from investing activities of discontinued operations	—	(94)	—	(94)
Cash flows from financing activities of discontinued operations	—	(344)	—	(243)

Net increase/(decrease) in cash and cash equivalents	$(2,015)	$483	$(317)	$(1,699)

Cash and cash equivalents at January 1	$20,678	$14,605	$16,022	$12,874
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	(2)	—
Net increase/(decrease) in cash and cash equivalents	(2,015)	483	(317)	(1,699)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	(19)	—
Cash and cash equivalents at March 31	$18,663	$15,088	$15,684	$11,175

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

Presentation of Cash Flows

Beginning with our statement of cash flows for the period ended March 31, 2008, we changed the presentation of cash flows to separately disclose the purchases of trading securities and the sale and maturities of trading securities as gross amounts within Cash flows from investing activities instead of Cash flows from operating activities of continuing operations.  This change is in response to our election to apply the fair value option to our available-for-sale and held-to-maturity securities upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 ("SFAS No. 159") on January 1, 2008.

NOTE 2. INVENTORIES

Inventories are summarized as follows (in millions)*:

	March 31,	December 31,
	2008	2007
Raw materials, work-in-process and supplies	$4,475	$4,360
Finished products	8,327	6,861
Total inventories under first-in, first-out method ("FIFO")	12,802	11,221
Less: Last-in, first-out method ("LIFO") adjustment	(1,081)	(1,100)
Total inventories	$11,721	$10,121
__________
*   Excludes divested and held-for-sale operations.

Inventories are stated at lower of cost or market.  About one-fourth of inventories were valued under the LIFO method.

NOTE 3. SIGNIFICANT UNCONSOLIDATED AFFILIATES

Presented below is summarized financial information for Mazda Motor Corporation ("Mazda").  Mazda is considered to be a significant unconsolidated affiliate in the first quarter of 2008.  Mazda is accounted for under the equity method.

Mazda-Related Investments.  Included in our Automotive equity in net assets of affiliated companies at March 31, 2008 and December 31, 2007 was $1.4 billion and $1.3 billion, respectively, associated with our investment in Mazda.  Our investment in Mazda has $207 million of goodwill included in Automotive equity in net assets of affiliated companies at both March 31, 2008 and December 31, 2007.  Dividends received from Mazda for the three-month period ended March 31, 2008 and the twelve-month period ended December 31, 2007 were $0 and $36 million, respectively.

Item 1. Financial Statements (Continued)

NOTE 3. SIGNIFICANT UNCONSOLIDATED AFFILIATES (Continued)

Summarized income statement information from Mazda's published financial statements, prepared in accordance with Japanese GAAP, for the quarters ended December  31, 2007 and 2006 was as follows (in millions):

	2007	2006
Net sales	$7,369	$6,507
Cost and expenses	7,063	6,189
Income from continuing operations	139	151
Net income	138	126

Summarized balance sheet information from Mazda's published financial statements at December 31, 2007 was as follows (in millions):

December 31, 2007
Total assets	$17,761
Total liabilities	13,238

Included in our Automotive equity in net income/(loss) of affiliated companies was the following income for the first quarter (in millions):

	2008	2007
Ford's share of Mazda's net income/(loss)	$52	$22

Ford's share of Mazda's net income/(loss) in the table above represents our share of Mazda's results on a U.S. GAAP basis.  We are not aware of any events at Mazda subsequent to March 31, 2008 that would materially affect our balance sheet or income statement.

NOTE 4. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector (a)				Financial Services Sector (a)

	Ford North America	Ford Europe	Volvo	Total	Ford Credit	Total Company
Balances at December 31, 2007	$89	$37	$1,360	$1,486	$9	$1,495
Changes in goodwill:
Goodwill acquired	—	—	—	—	—	—
Other disposals	(1)	—	—	(1)	—	(1)
Dealer goodwill impairment (b)	(88)	—	—	(88)	—	(88)
Effect of foreign currency translation and other	—	1	94	95	1	96
Balances at March 31, 2008	$—	$38	$1,454	$1,492	$10	$1,502
__________
(a)	Excludes divested and held-for-sale operations.

(b)
Based on our planned reduction of our Ford North America dealership base, we recorded an other-than-temporary impairment of our investment in our consolidated dealerships.  We recorded the $88 million impairment of our investment in the first quarter of 2008 by writing down the related goodwill to its fair value of $0.

Item 1. Financial Statements (Continued)

NOTE 4. GOODWILL AND OTHER INTANGIBLES (Continued)

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions)*:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Distribution networks	$358	$(112)	$246	$335	$(103)	$232
Manufacturing and production incentive rights	306	(95)	211	297	(74)	223
Other	197	(92)	105	199	(89)	110
Total Automotive sector	861	(299)	562	831	(266)	565
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$865	$(303)	$562	$835	$(270)	$565
__________
*   Excludes divested and held-for-sale operations.

Our identifiable intangible assets are comprised of distribution networks with a useful life of 40 years, manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).  Pre-tax amortization expense, excluding the effects of foreign currency translation related to these intangible assets, was as follows (in millions)*:

	First Quarter
	2008	2007
Pre-tax amortization expense	$24	$21
__________
*   Excludes divested and held-for-sale operations.

Excluding the impact of foreign currency translation, intangible asset amortization is forecasted to range from $95 million to $105 million per year for the next three years, and $20 million to $30 million per year thereafter.

NOTE 5. VARIABLE INTEREST ENTITIES

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

The total consolidated VIE assets reflected on our March 31, 2008 and December 31, 2007 balance sheets are as follows (in millions):

	March 31,	December 31,
	2008	2007
Automotive Sector
Cash and cash equivalents	$896	$742
Other assets	5,242	5,599
Total assets	$6,138	$6,341

Financial Services Sector
Cash and cash equivalents	$5,482	$4,605
Finance receivables	65,926	60,361
Net investment in operating leases	17,824	17,461
Total assets	$89,232	$82,427

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary.  The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.  Our maximum exposure was $374 million and $357 million for our Automotive sector and $75 million and $76 million for our Financial Services sector at March 31, 2008 and December 31, 2007, respectively.  Any potential losses associated with these VIEs would be limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Item 1. Financial Statements (Continued)

NOTE 5. VARIABLE INTEREST ENTITIES (Continued)

Ford Motor Credit Company LLC ("Ford Credit") uses special purpose entities ("SPEs") that are considered VIEs for most of its on-balance sheet securitizations.  Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by Ford Credit.  All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment.  The outstanding balance of these finance receivables was approximately $3.5 billion and $3.4 billion at March 31, 2008 and December 31, 2007, respectively.

NOTE 6. EMPLOYEE SEPARATION ACTIONS

Automotive Sector

Job Security Benefits Reserve

We are required to pay most idled unionized hourly employees in North America who meet certain conditions a portion of their wages and benefits for a specified period of time ("Job Security Benefits") (previously referred to as Jobs Bank Benefits).  We expense Job Security Benefits expected to be provided to our hourly employees at facilities that will be closed, or, in the case of some Automotive Components Holdings, LLC ("ACH") plants, sold (see Note 18 of the Notes to the Financial Statements in our 2007 Form 10-K Report).

The Job Security Benefits reserve includes an amount for benefits expected to be provided in their present form under the current International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW") collective bargaining agreements.  The Job Security Benefits provided to our hourly employees are expensed when it becomes probable that employees will be permanently idled.  We have recorded an expense in Automotive cost of sales, and the following table summarizes the activity in the related Job Security Benefits reserve:

	Reserve (in millions)		Number of Employees
	First Quarter 2008	Full Year 2007	First Quarter 2008	Full Year 2007
Beginning balance	$817	$1,036	8,316	10,728
Additions to Job Security Benefits reserve/Transfers from voluntary separation program (i.e., rescissions)	36	232	435	2,220
Voluntary separations and relocations	(131)	(311)	(1,314)	(4,632)
Benefit payments and other adjustments	—	(140)	—	—
Ending balance	$722	$817	7,437	8,316

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

UAW Voluntary Separations.  During 2006, and in the first quarter of 2008, we offered voluntary separation packages to our entire UAW hourly workforce, established a reserve for the costs associated with these actions, and recorded an expense in Automotive cost of sales.  The following table summarizes the activity in the related separation reserve:

	Reserve (in millions)		Number of Employees
	First Quarter 2008	Full Year 2007	First Quarter 2008	Full Year 2007
Beginning balance	$225	$2,435	1,374	26,351
Voluntary acceptances	140	—	1,141	—
Payments/Terminations	(85)	(1,912)	(448)	(21,587)
Rescissions and other adjustments	8	(298)	(56)	(3,390)
Ending balance	$288	$225	2,011	1,374

Item 1. Financial Statements (Continued)

NOTE 6. EMPLOYEE SEPARATION ACTIONS (Continued)

The 2008 ending balances shown above represent the cost of separation packages for employees who accepted packages in the first quarter of 2008 but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  Excluded from the table above are 2,518 voluntary acceptances of retirement incentive packages during the first quarter of 2008 that are included in pension and other postretirement employee benefits ("OPEB") separation program costs.  See Note 12 for employee separation costs related to pension and OPEB.  In addition, 535 ACH employees voluntarily accepted offers during the first quarter of 2008 that were contingent upon the sale of the glass business.  At March 31, 2008, these employees were still included in the Job Security Benefits reserve.  See Note 8 for further discussion of the sale of the glass business.

Other Employee Separation Actions.  Most salaried employee separations within the United States were completed by the end of the first quarter of 2007 and were achieved through early retirements, voluntary separations, and involuntary separations where necessary.  These actions resulted in pre-tax charges of $152 million during the first quarter of 2007, reported in Automotive cost of sales and Selling, administrative and other expenses.

The following table shows pre-tax charges for other hourly and salaried employee separation actions for the first quarter of 2008 and 2007, respectively (in millions).  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

	First Quarter
	2008	2007
Ford Canada	$1	$168
Ford Europe	4	6
Volvo	—	4
Ford Asia Pacific Africa	—	2
Jaguar Land Rover	2	3

The charges above exclude costs for pension and OPEB.  See Note 12 for employee separation costs related to pension and OPEB.

Financial Services Sector

Separation Actions

In 2007, we recognized pre-tax charges of $45 million in Selling, administrative and other expenses for employee separation actions.  The majority of these actions were associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).  In the first quarter of 2008, we released $1 million of the reserve.

These charges exclude costs for pension and OPEB.  See Note 12 for employee separation costs related to pension and OPEB.

NOTE 7. INCOME TAXES

Generally, for interim tax reporting, one single tax rate is estimated for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/loss.  However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction, not subject to valuation allowance, be separately computed as ordinary income/(loss) occurs within the jurisdiction.

Item 1. Financial Statements (Continued)

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

Automotive Protection Corporation ("APCO").  Our North American operation APCO was sold in the second quarter of 2007.  First quarter results for this discontinued operation are shown in the table below (in millions):

	First Quarter
	2008	2007
Sales and revenues	$—	$14

Operating income/(loss) from discontinued operations	$—	$3
Gain/(Loss) on discontinued operations	—	—
(Provision for)/Benefit from income taxes	—	(1)
Income/(Loss) from discontinued operations	$—	$2

Held-for-Sale Operations

Jaguar Land Rover.  During 2007, management committed to sell our Jaguar Land Rover operations in order to focus on our core Automotive operations and to build liquidity.  At December 31, 2007, we classified the assets and liabilities of these operations as held for sale in our balance sheet and ceased depreciating the long-lived assets.  On March 25, 2008, we entered into a definitive agreement with Tata Motors Limited (filed as Exhibit 10.2 hereto) pursuant to which we will sell all of our interest in the Jaguar Land Rover operations for approximately $2.3 billion in cash, subject to customary purchase price adjustments upon completion (e.g., relating to working capital, cash, and debt), and have agreed to contribute up to about $600 million to the Jaguar Land Rover pension plans.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales related to the disposal of these operations.  The impairment charge reflects the impact on expected proceeds of the purchase price adjustments based on March 31, 2008 conditions and Jaguar Land Rover's first quarter pre-tax earnings of $421 million on the held-for-sale assets and liabilities.  We expect to complete the sale in the second quarter of 2008.

As part of the transaction, we will continue to supply Jaguar Land Rover for differing periods with powertrains, stampings and other vehicle components.  We also committed to provide engineering support, including research and development, information technology, accounting and other services.  Ford Credit will provide financing for Jaguar Land Rover dealers and customers during a transition period, which can vary by market, for up to 12 months.

The assets and liabilities of our Jaguar Land Rover operations classified as held for sale are summarized as follows (in millions):

	March 31, 2008	December 31, 2007
Assets
Receivables	$1,327	$758
Inventories	1,822	1,530
Net property	2,256	2,246
Goodwill and other net intangibles	1,986	2,010
Pension assets	753	696
Other assets	331	297
Impairment of carrying value	(421)	—
Total assets of the held-for-sale operations	$8,054	$7,537

Liabilities
Payables	$2,534	$2,395
Pension liabilities	21	19
Warranty liabilities	592	645
Other liabilities	1,917	1,765
Total liabilities of the held-for-sale operations	$5,064	$4,824

Item 1. Financial Statements (Continued)

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS  (Continued)

Other Dispositions

ACH.  As of March 31, 2008, ACH had entered into non-binding or conditional agreements for the sale of five of its businesses.  The following table lists the businesses and their primary products:

Sheldon Road plant	Heating, ventilating and cooling assemblies; heat exchangers; and manual control panel components

Milan plant	Fuel tanks and bumper fascias

Nashville, Tulsa, and VidrioCar (Mexico) plants	Automotive and architectural glass products

Sandusky plant	Lighting components

Saline plant	Cockpit module, instrument panel, door trim and floor console products

Each of these sales is conditional upon reaching agreement on a variety of issues, including successful negotiation by the prospective buyer of labor terms with the UAW.  As of March 31, 2008, only Zeledyne, LLC., the buyer of the glass operations, had reached an agreement with the UAW.  None of the businesses were classified as held for sale at March 31, 2008.

On April 14, 2008, ACH completed the sale of its glass business to Zeledyne, LLC.  The sale includes the Nashville, Tulsa, and VidrioCar plants, along with the research and development, engineering, sales and aftermarket operations in Tennessee and Michigan.  As a result of this transaction, we expect to realize a pre-tax loss of about $285 million in the second quarter of 2008.  Because financing was not in place on March 31, 2008, our assessment was that a sale was not probable, and, therefore, we did not classify the glass business as held for sale on our balance sheet.

Ballard Power Systems Inc. ("Ballard").  On January 25, 2008, we reached an agreement with Ballard to exchange our entire ownership interest of 12.9 million shares of Ballard stock for a 30% equity interest in Automotive Fuel Cell Corporation ("AFCC") along with $22 million in cash.  AFCC is a joint venture between Ford (30%), Daimler AG (50.1%) and Ballard (19.9%).  It was created for the development of automotive fuel cells.  We have also agreed to purchase from Ballard its 19.9% equity interest for $65 million plus interest after five years.  As a result of the exchange, we recognized in Automotive cost of sales a pre-tax loss of $70 million.  Our investment in AFCC is reported in Automotive equity in net assets of affiliated companies.

Acquisitions

Automobile Craiova SA ("ACSA"). In March 2008, we acquired 72.4% of the shares of ACSA, a Romanian carmaker which will be fully integrated into Ford production systems, from Romania's Authority for State Assets Recovery ("AVAS") for $87 million.  Over the next four years, we are required pursuant to the sale agreement with AVAS to invest €675 million into the operations of the business.  We also plan to acquire the minority shareholder's equity interest.  Based on the continuing significance of AVAS' control and participation in the operations of ACSA during the four-year investment period, our investment is reflected in Automotive equity in net assets of affiliated companies.  We anticipate that we will consolidate the operations upon the cessation of AVAS' control and participation in the operations.

Financial Services Sector

Discontinued Operations

PRIMUS Financial Services Inc. ("PRIMUS").  Prior to the end of the first quarter of 2008, Ford Credit committed to a plan to sell 96% of its ownership interest in PRIMUS, its operation in Japan that offers automotive retail and wholesale financing of Ford and Mazda vehicles.  The sale was completed in April 2008.  Under the terms of the sale, Ford Credit will continue to provide certain information technology and risk management services for a four-year period.  The resulting cash flows related to these services are insignificant.

Item 1. Financial Statements (Continued)

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS  (Continued)

The assets and liabilities of PRIMUS classified as discontinued operations are summarized as follows (in millions):

	March 31, 2008	December 31, 2007
Assets
Finance receivables, net	$1,827	$1,535
Retained interest in securitized assets	66	60
Derivative financial instruments	1	3
Other assets	21	49
Total assets of discontinued operations	$1,915	$1,647

Liabilities
Total accounts payable	$50	$37
Debt	252	540
Derivative financial instruments	6	5
Other liabilities	13	12
Total liabilities of discontinued operations	$321	$594

Primus Finance and Leasing, Inc. ("Primus"). Prior to the end of the first quarter of 2008, Ford Credit committed to a plan to sell its 60% ownership interest in Primus, its operation in the Philippines that offers automotive retail and wholesale financing of Ford and Mazda vehicles.  The sale was completed in April 2008.

The assets and liabilities of Primus classified as discontinued operations are summarized as follows (in millions):

	March 31, 2008	December 31, 2007
Assets
Finance receivables, net	$32	$36
Notes and accounts receivable from affiliated companies	—	1
Other assets	1	—
Total assets of discontinued operations	$33	$37

Liabilities
Debt	$23	$29
Other liabilities	—	1
Total liabilities of discontinued operations	$23	$30

The results of these discontinued operations for the Financial Services sector are as follows (in millions):

	First Quarter
	2008	2007
Sales and revenues	$16	$14

Operating income/(loss) from discontinued operations	$(3)	$1
Gain/(Loss) on discontinued operations	1	—
(Provision for)/Benefit from income taxes	1	—
Income/(Loss) from discontinued operations	$(1)	$1

Item 1. Financial Statements (Continued)

NOTE 9. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2008		2007
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$101		$(285)
Effect of dilutive senior convertible notes	—	(a)	—	(a)
Effect of dilutive 6.50% Cumulative Convertible Trust Preferred Securities ("Trust Preferred Securities")	—	(b)	—	(b)
Diluted income/(loss) from continuing operations	$101		$(285)

Basic and Diluted Shares
Average shares outstanding	2,189		1,894
Restricted and uncommitted-ESOP shares	(1)		(2)
Basic shares	2,188		1,892

Net dilutive options and restricted and uncommitted-ESOP shares	20		—	(c)
Dilutive senior convertible notes	—	(a)	—	(a)
Dilutive convertible Trust Preferred Securities	—	(b)	—	(b)
Diluted shares	2,208		1,892
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes.
(b)
282 million shares and the related income effect for Trust Preferred Securities through August 2, 2007.  As of August 3, 2007, following the conversion of about 43 million of our Trust Preferred Securities, 162 million shares and the related income effect are not included in the calculation.  For further discussion of the conversion, see Note 16 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

(c)	9 million contingently-issuable shares for the first quarter of 2007.

NOTE 10. FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, Fair Value Measurements ("SFAS No.157"), on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In determining fair value, we use various valuation techniques and, as required by SFAS No. 157, prioritize the use of observable inputs.  The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

We assess the inputs used to measure fair value using a three-tier hierarchy.  The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates, commodity rates, and yield curves.  Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability.  The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in the tables below.

Our fair value processes include controls that are designed to ensure that fair values are appropriate.  Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

On January 1, 2008, we adopted SFAS No. 159.  SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.

We elected to apply the fair value option to our marketable securities as described below.  This election resulted in a cumulative after-tax increase of approximately $12 million to the opening balance of Retained earnings.  Prior to the election of SFAS No, 159, the unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income/(loss) and the unrealized gains and losses for held-to-maturity securities were not recognized.

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash Equivalents – Financial Instruments.  We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and A-1 / P-1 (or higher) rated commercial paper as cash equivalents.  Prior to the adoption of SFAS No. 157, we carried cash equivalents at amortized cost, which approximates fair value.  Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value.  We use quoted prices where available to determine fair value for U.S. Treasury notes, and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.

Marketable Securities.  Our marketable securities portfolios include investments in U.S. government and non-U.S. government securities, corporate obligations and equities, and asset-backed securities with a maturity of greater than 90 days at the date of purchase.  Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our marketable securities.  Prior to the adoption, we classified our marketable securities as trading, available-for-sale, or held-to-maturity.

Where available, including for U.S. Treasury notes and equities, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for government agency securities, asset-backed securities and corporate obligations, prices for similar assets and matrix pricing models are used.  In certain cases, where there is limited transparency to valuation inputs, we may contact securities dealers and obtain dealer quotes.

Derivative Financial Instruments.  As part of our risk management strategy, we enter into derivative transactions to mitigate exposures.  Our derivative instruments include interest rate swaps, currency swaps, currency and commodity forwards, currency and commodity options, and currency futures.  The vast majority of our derivatives are not exchange-traded and are over-the-counter customized derivative transactions.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.

We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivatives are sold or transferred on a stand-alone basis.  Therefore, derivative assets and derivative liabilities are presented on a gross basis, without consideration of master netting agreements.  We estimate the fair value of our derivatives using industry standard valuation models, including Black-Scholes and Curran's Approximation.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and commodity prices, and the contractual terms of the derivative instruments.

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments for which observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Retained Interests in Securitized Assets.  We retain certain interests in receivables sold in off-balance sheet securitization transactions including residual interest in securitizations and restricted cash.  We estimate the fair value of retained interests using internal valuation models, market inputs, and our own assumptions.  The three key inputs that affect the valuation of the residual interest cash flows include credit losses, prepayment speed, and the discount rate.  The fair value of residual interest is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  The fair value of the residual interest in securitizations and the cash reserve account is determined using a discounted cash flow analysis.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at March 31, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Automotive Sector
Assets
Cash equivalents – financial instruments (a) (b)	$798	$9,397	$—	$10,195
Marketable securities (a)	2,963	10,046	339	13,348
Derivative financial instruments	—	1,796	391	2,187
Total assets at fair value	$3,761	$21,239	$730	$25,730
Liabilities
Derivative financial instruments	$2	$407	$29	$438
Total liabilities at fair value	$2	$407	$29	$438

Financial Services Sector
Assets
Cash equivalents – financial instruments (a) (b)	$—	$4,184	$—	$4,184
Marketable securities (a)	784	1,207	—	1,991
Derivative financial instruments	—	2,887	825	3,712
Retained interest in securitized assets	—	—	474	474
Total assets at fair value	$784	$8,278	$1,299	$10,361
Liabilities
Derivative financial instruments	$—	$1,105	$754	$1,859
Total liabilities at fair value	$—	$1,105	$754	$1,859
__________
(a)
Approximately 90% of Cash equivalents – financial instruments and Marketable securities presented are U.S. Treasuries, federal agency securities, high-quality corporate bonds, and A-1/P-1 unsecured commercial paper.  Instruments presented in Level 1 include U.S. Treasuries and equities.  Instruments presented in Level 2 include federal agency securities, corporate obligations and asset-backed securities.  Instruments presented in Level 3 include certain corporate obligations and asset-backed securities.

(b)	Cash equivalents – financial instruments excludes time deposits, certificates of deposit, money market accounts, and other cash which are reported at par value.

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended March 31, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at January 1, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/ (Out of) Level 3	Fair Value at March 31, 2008	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$201	$—	$212	$(74)	$339	$(8)
Derivative financial instruments, net (d)	257	163	(27)	(31)	362	146
Total Level 3 fair value	$458	$163	$185	$(105)	$701	$138

Financial Services Sector
Derivative financial instruments, net (d)	$(2)	$72	$32	$(31)	$71	$72
Retained interest in securitized assets (e)	593	(1)	(118)	—	474	(16)
Total Level 3 fair value	$591	$71	$(86)	$(31)	$545	$56
__________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at March 31, 2008.
(c)	Changes in fair value of marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net on the income statement.
(d)
Reflects fair value of derivative assets, net of liabilities.  Changes in fair value of derivative financial instruments for the period presented are recorded to Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, Interest expense, and Financial Services revenues on the income statement.  The changes were $163 million, $0, $(1) million, and $73 million, respectively.

(e)
Changes in fair value of the retained interests in securitized assets for the period presented are recorded in Financial Services revenues on the income statement and Accumulated other comprehensive income/(loss) on the balance sheet.  The changes were $15 million and $(16) million, respectively.

Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses LIBOR to convert future values to a present value is appropriate for derivative assets and liabilities.  We monitor counterparty and our own non-performance risk and in the event that we determine that a party is unlikely to perform under the terms of the contract, we would adjust the derivative fair value to reflect the non-performance risk.  Our derivative fair values as presented were valued using unadjusted LIBOR; however, had we adjusted our derivative asset and derivative liability to reflect credit default swap spreads for our counterparties (based on the average of A and AA spreads for financial institutions) and for us at March 31, 2008, our gross derivative asset and gross derivative liability for the Automotive sector would have totaled $2,175 million, and $423 million, respectively, resulting in increased pre-tax earnings of $3 million.  For the Financial Services sector, our gross derivative asset and gross derivative liability would have totaled $3,668 million and $1,761 million, respectively, resulting in increased pre-tax earnings of $54 million.

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis at March 31, 2008 (in millions):

	Items Measured at Fair Value on a Nonrecurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008	Total Gains/ (Losses)
Equity investment (a)	$—	$—	$131	$131	$(88)
Held-for-sale operations (b)	—	—	1,700	1,700	(421)
Total Level 3 fair value	$—	$—	$1,831	$1,831	$(509)
__________
(a)
We impaired our investment in our consolidated dealerships.  The fair value measurements used to determine the impairment were based on liquidation prices of comparable assets.  See Note 4 for additional discussion of this impairment.

(b)
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), we recorded a pre-tax impairment of $421 million related to the Jaguar Land Rover held-for-sale operations.  The fair value measurements used to determine the impairment were based on expected proceeds negotiated with the buyer.  See Note 8 for additional discussion of this impairment.

Item 1. Financial Statements (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates.  We enter into various derivatives, including interest rate, foreign currency and commodity forwards, options and swaps, to manage the financial and operational exposure arising from these risks.

We have elected to apply hedge accounting to certain derivative instruments.  For the Financial Services sector, beginning in the first quarter of 2008, we have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt.  The risk being hedged is the risk of changes in fair value of the hedged item attributable to changes in the benchmark interest rate.  We use regression analysis to assess fair value hedge effectiveness under the "long-haul" method.  Refer to Note 23 of the Notes to the Financial Statements in our 2007 Form 10-K Report for a more detailed description of our derivative instruments and hedge accounting designations.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for our Automotive and Financial Services sectors (in millions):

	First Quarter
	2008	2007	Income Statement Classification
Automotive Sector
Cash flow hedges:
Impact of discontinued hedges	$1	$9	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	(1)	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	348	32	Automotive cost of sales
Foreign currency derivatives on operating exposures *	508	8	Automotive cost of sales
Foreign currency derivatives on investment portfolios	(34)	—	Automotive interest income and other non-operating income/(expense), net
Other	—	(54)	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$(13)	$—	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	21	—	Interest expense
Derivatives not designated as hedging instruments:
Interest rate swaps	(75)	31	Financial Services revenues
Foreign currency swaps and forward contracts *	397	(7)	Financial Services revenues
Other	1	—	Financial Services revenues
__________
*
These gains/(losses) were related to foreign currency derivatives and were primarily offset by net revaluation impacts on foreign denominated intercompany debt, which were recorded to the same income statement line item as the hedge gains/(losses).

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative instruments (in millions)*:

	March 31, 2008		December 31, 2007
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$656	$140	$617	$195
Derivatives not designated as hedging instruments	1,531	298	757	188
Total derivative instruments	$2,187	$438	$1,374	$383
Financial Services Sector
Fair value hedges	$320	$—	$—	$—
Derivatives not designated as hedging instruments	3,392	1,859	2,808	1,344
Total derivative instruments	$3,712	$1,859	$2,808	$1,344
__________
*   Excludes divested and held-for-sale operations.

Item 1. Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2008	2007	2008	2007	2008	2007
Service cost	$94	$121	$123	$160	$78	$94
Interest cost	672	647	443	395	433	446
Expected return on assets	(866)	(870)	(518)	(463)	(79)	(67)
Amortization of:
Prior service costs/(credits)	94	68	27	26	(216)	(268)
(Gains)/Losses and other	4	13	51	111	87	190
Separation programs	173	832	24	77	7	22
(Gain)/Loss from curtailment	—	176	—	(14)	(11)	(960)
Costs allocated to Visteon	—	—	—	—	2	1
Net expense/(income)	$171	$987	$150	$292	$301	$(542)
__________
*   Includes held-for-sale operations.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements.  From time to time, we make contributions beyond those legally required.

Pension.  In the first quarter of 2008, we contributed about $800 million to our worldwide pension plans (including Jaguar Land Rover); this amount includes benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $1.5 billion in 2008, for a total of $2.3 billion this year (including Jaguar Land Rover).  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2008.

Life Insurance.  During 2008 we expect to withdraw about $90 million from our Voluntary Employee Beneficiary Association trust ("VEBA") as reimbursement for U.S. hourly retiree life insurance benefit payments.

Item 1. Financial Statements (Continued)

NOTE 13. SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In the first quarter of 2008, we changed the reporting structure of our Automotive sector to separately disclose the following seven segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, 4) Volvo, 5) Ford Asia Pacific Africa, 6) Mazda and Associated Operations, and 7) Jaguar Land Rover and Aston Martin.  Automotive sector prior period information has been reclassified into these seven segments, and is provided for these segments in the table below.  Included in each segment described below are the associated costs to design, develop, manufacture, and service vehicles and parts.

Ford North America segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico).  In the first quarter of 2008, we changed the reporting structure of this segment to include the sale of Mazda6 vehicles by our consolidated subsidiary, AutoAlliance International, Inc. ("AAI") (previously included in the results for Ford Asia Pacific Africa).  We have reclassified prior period information to reflect this structural change to our segment reporting.

Ford South America segment includes primarily the sale of Ford-brand vehicles and related service parts in South America.

Ford Europe segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe (including all parts of Turkey and Russia).

The Volvo segment includes primarily the sale of Volvo-brand vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa).

Ford Asia Pacific Africa segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and Africa.

The Mazda and Associated Operations segment includes our share of the results of Mazda, of which we owned 33.4% at December 31, 2007, as well as certain of our Mazda-related investments.

The Jaguar Land Rover and Aston Martin segment includes primarily the sale of Jaguar Land Rover brand vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa).  In May 2007, we completed the sale of our 100% interest in Aston Martin and, therefore, the sale of Aston Martin-brand vehicles and related service parts throughout the world are included within this segment up until the date of sale.

The Other Automotive component of the Automotive sector consists primarily of centrally-managed net interest expense and related fair market value adjustments.

Transactions among Automotive segments generally are presented on a "where-sold," absolute-cost basis, which reflects the profit/(loss) on the sale within the segment making the ultimate sale to an external entity.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.  Beginning with the first quarter of 2008, income/(loss) before income taxes on vehicle component sales by Volvo or Jaguar Land Rover to each other or to any other segment and by the Ford-brand segments to either Volvo or Jaguar Land Rover will be reflected in the results for the segment making the vehicle component sale.

Financial Services Sector

The Financial Services sector includes the following segments: 1) Ford Credit and 2) Other Financial Services.  Ford Credit provides vehicle-related financing, leasing, and insurance.  Other Financial Services includes a variety of business including holding companies, real-estate, and the financing and leasing of Volvo vehicles.

Item 1. Financial Statements (Continued)

NOTE 13.  SEGMENT INFORMATION (Continued)

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda and Associated Operations	Jaguar Land Rover and Aston Martin	Other	Total
FIRST QUARTER 2008
Sales/Revenues
External customer	$17,110	$1,842	$10,155	$4,197	$1,668	$—	$4,145	$—	$39,117
Intersegment	218	—	226	27	—	—	41	—	512
Income
Income/(Loss) before income taxes	(445)	257	728	(151)	(4)	49	—	(181)	253
Total assets at March 31									120,838

FIRST QUARTER 2007
Sales/Revenues
External customer	$18,559	$1,283	$8,632	$4,572	$1,769	$—	$3,815	$—	$38,630
Intersegment	252	—	187	27	—	—	36	—	502
Income
Income/(Loss) before income taxes	(702)	113	208	90	(28)	21	301	(342)	(339)
Total assets at March 31									120,520

	Financial Services Sector (a)				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
FIRST QUARTER 2008
Sales/Revenues
External customer	$4,298	$98	$—	$4,396	$—	$43,513
Intersegment	238	6	(1)	243	(755)	—
Income
Income/(Loss) before income taxes	36	31	—	67	—	320
Total assets at March 31	170,156	10,581	(10,478)	170,259	(2,228)	288,869

FIRST QUARTER 2007
Sales/Revenues
External customer	$4,305	$70	$—	$4,375	$—	$43,005
Intersegment	218	6	(2)	222	(724)	—
Income
Income/(Loss) before income taxes	293	—	—	293	—	(46)
Total assets at March 31	161,644	10,719	(10,522)	161,841	(870)	281,491
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 14. GUARANTEES

The fair values of guarantees and indemnifications during 2008 and 2007 are recorded in the financial statements and are de minimis.

At March 31, 2008, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and economic growth.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $39 million.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz").  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction and deferred a portion of the gain recognized on the sale in an amount equal to the fair value of the guarantee.  As of March 31, 2008, the deferred gain related to the letters of credit was $17 million, which represents the estimated fair value of our guarantee.  For further discussion of these letters of credit, see Note 28 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

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

We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II.  On August 3, 2007, we completed a conversion offer related to our Trust Preferred Securities.  For further discussion of our Trust Preferred Securities, see Notes 16 and 21 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

Indemnifications.  We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated.  During the first quarter of 2008, there were no significant changes to our indemnifications.

Product Performance

Warranty.  Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience.  The following is a tabular reconciliation of the product warranty accruals (in millions)*:

	First Quarter
	2008	2007
Beginning balance	$4,862	$5,235
Payments made during the period	(822)	(880)
Changes in accrual related to warranties issued during the period	686	767
Changes in accrual related to pre-existing warranties	(84)	(65)
Foreign currency translation and other	91	23
Ending balance	$4,733	$5,080
__________
*   Excludes divested and held-for-sale operations.

Item 1. Financial Statements (Continued)

NOTE 15. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	First Quarter
	2008	2007
Net income/(loss)	$100	$(282)
Other comprehensive income/(loss)
Foreign currency translation	921	28
Employee benefit related	96	(922)
Gain/(loss) on derivative instruments	225	(329)
Net holding gain/(loss)	(27)	(37)
Total other comprehensive income/(loss)	1,215	(1,260)
Total comprehensive income/(loss)	$1,315	$(1,542)

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2008 and the related consolidated statements of income for each of the three-month periods ended March 31, 2008 and 2007 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2008, we expressed an unqualified opinion (with explanatory paragraphs relating to changes in the method of accounting for conditional asset retirement obligations in 2005, the method of accounting for defined benefit pension and other postretirement plans, the timing of the annual goodwill and other intangible assets impairment testing, and the amortization method for special tools in 2006 and the manner in which it accounts for uncertain tax positions in 2007) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, which reflects the reclassification of the assets and liabilities of various operations as discontinued/held for sale as described in Note 8 to the accompanying consolidated financial statements, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 7, 2008

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net income was $100 million or $0.05 per share of Common and Class B Stock in the first quarter of 2008, improved from a loss of $282 million or $0.15 per share in the first quarter of 2007.

Results by business sector for the first quarter of 2008 and 2007 are shown below (in millions):

	First Quarter
	2008	2007	2008 Over/ (Under) 2007
Income/(Loss) before income taxes
Automotive sector	$253	$(339)	$592
Financial Services sector	67	293	(226)
Total Company	320	(46)	366
Provision for/(Benefit from) income taxes	97	181	(84)
Minority interests in net income/(loss) of subsidiaries *	122	58	64
Income/(Loss) from continuing operations	101	(285)	386
Income/(Loss) from discontinued operations	(1)	3	(4)
Net income/(loss)	$100	$(282)	$382
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $214 million and $97 million in the first quarter of 2008 and 2007, respectively.

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the first quarter 2008 and 2007 special items by segment or business unit (in millions):

	First Quarter – Income/(Loss)
	2008	2007
Ford North America
Retiree health care curtailment gain	$11	$960
Pension curtailment charges	—	(175)
Gain/(Loss) on sale of ACH plants/assets	(2)	—
Ballard restructuring	(70)	—
U.S. dealer reductions (including investment write-offs)	(108)	—
Job Security Benefits and personnel-reduction programs	(231)	(874)
Total Ford North America	(400)	(89)
Ford Europe
Personnel-reduction programs	(11)	(11)
Volvo
Personnel-reduction programs	—	(4)
Ford Asia Pacific Africa
Personnel-reduction programs	(5)	(2)
Jaguar Land Rover and Aston Martin
Personnel-reduction programs	—	(7)
Other Automotive
Gain on exchange of debt securities for equity	16	—
Total Automotive sector	$(400)	$(113)

Included in Provision for/(Benefit from) income taxes are tax expenses of $8 million for the first quarter of 2008 that we consider to be special items.  This amount consists of the tax effects of the pre-tax special items listed above and tax related to law changes in Canada.

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

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(Loss) before income taxes for the first quarter of 2008 and 2007 are shown below (in millions), with our held-for-sale Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	First Quarter
	2008	2007	2008 Over/ (Under) 2007
Ford North America	$(445)	$(702)	$257

Ford South America	257	113	144

Ford Europe	728	208	520

Volvo	(151)	90	(241)

Ford Asia Pacific Africa	(4)	(28)	24

Mazda and Associated Operations	49	21	28
Total ongoing Automotive operations	434	(298)	732

Other Automotive	(181)	(342)	161
Total ongoing Automotive	253	(640)	893

Jaguar Land Rover and Aston Martin	—	301	(301)
Total Automotive sector	$253	$(339)	$592

Details by Automotive segment or business unit of sales and wholesale unit volumes for the first quarter of 2008 and 2007 are shown below:

	First Quarter
	Sales (in billions)				Wholesales (a) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (b)	$17.1	$18.5	$(1.4)	(8)%	704	744	(40)	(5)%

Ford South America	1.8	1.3	0.5	44	92	84	8	10

Ford Europe	10.2	8.6	1.6	18	500	500	—	—

Volvo	4.2	4.6	(0.4)	(8)	106	128	(22)	(17)

Ford Asia Pacific Africa (c)	1.7	1.8	(0.1)	(6)	129	126	3	2
Total ongoing Automotive operations	35.0	34.8	0.2	—	1,531	1,582	(51)	(3)

Jaguar Land Rover and Aston Martin	4.1	3.8	0.3	9	74	68	6	9
Total Automotive sector	$39.1	$38.6	$0.5	1	1,605	1,650	(45)	(3)
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

(b)	Includes sales of Mazda6 by our consolidated subsidiary AAI.
(c)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 55,000 and 38,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2008 and 2007, along with the level of dealer stocks as of March 31, 2008 and 2007, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
United States (b)	15.0%	15.1%	(0.1	)pts.	565	568	(3)
South America (b) (c)	9.5	11.1	(1.6)		29	27	2
Europe (b) (d)	8.9	9.1	(0.2)		329	337	(8)
Volvo – United States/ Europe (d)	0.7/1.4	0.7/1.5	—/(0.1)		21/41	26/47	(5)/(6)
Jaguar Land Rover – United States/Europe (d)	0.3/0.8	0.3/0.9	—/(0.1)		14/21	14/21	—/—
Asia Pacific Africa (b) (e) (f)	2.0	2.1	(0.1)		57	50	7
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)
Europe 2008 market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2007 Form 10-K Report).  Europe 2007 market share is based on actual vehicle registrations for these markets.

(e)
Asia Pacific Africa market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results primarily reflected favorable cost changes ($1.7 billion), lower charges for Job Security Benefits and personnel-reduction programs in Ford North America (about $600 million), and the non-recurrence of pension curtailment charges (about $200 million).  These factors were offset partially by lower retiree health care curtailment gains related to our hourly separation programs (about $900 million), less favorable volume and mix (about $700 million), and the impact of the held-for-sale status of Jaguar Land Rover (about $300 million).

The increase in revenues primarily reflected changes in currency exchange rates and parts and services revenues, offset partially by lower wholesale volumes.

The table below details our first quarter 2008 cost changes at constant volume, mix and exchange, excluding special items and held-for-sale operations at Jaguar Land Rover and Aston Martin (in billions):

	Explanation of Cost Changes	2008 Better/(Worse) Than 2007
Net product costs	Primarily favorable material cost reductions and favorable mark-to-market adjustments on commodity hedges in excess of commodity cost increases, offset partially by added product content	$0.6
Manufacturing and engineering	Primarily hourly and salaried personnel reductions in North America and efficiencies in our plants and processes, offset partially by higher engineering expenses	0.3
Spending-related	Primarily lower levels of accelerated depreciation related to our efforts to reduce production capacity	0.3
Warranty-related	Primarily favorable adjustments to Ford Europe warranty reserves	0.2
Pension and OPEB	Primarily health care efficiencies	0.1
Overhead	Primarily salaried personnel reductions	0.1
Advertising & sales promotions	Primarily lower costs in North America	0.1
	Total	$1.7

Ford North America Segment.  The improvement in earnings primarily reflected favorable cost changes, lower charges for Job Security Benefits and personnel-reduction programs, and the non-recurrence of pension curtailment charges, offset partially by lower retiree health care curtailment gains related to our hourly separation programs, less favorable volume and mix, and lower net pricing.  The favorable cost changes primarily reflected lower net product costs, manufacturing and engineering costs, spending-related costs, overhead costs, pension and OPEB costs, and advertising and sales promotion costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The increase in earnings primarily reflected higher net revenue and favorable volume and mix, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs.

Ford Europe Segment.  The increase in earnings primarily reflected favorable cost changes, higher net pricing, improved profits at Ford Otosan, and favorable product mix, offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected lower net product costs, warranty-related costs, and pension costs, offset partially by higher manufacturing and engineering costs.

Volvo Segment.  The decline in results primarily reflected less favorable volume and mix, unfavorable changes in currency exchange rates, and lower net pricing, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower net product costs, warranty-related costs, and manufacturing and engineering costs.

Ford Asia Pacific Africa Segment.  The improvement in earnings was more than explained by favorable cost changes, offset partially by less favorable volume and mix.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, net product costs, overhead costs, and warranty-related costs.

Mazda and Associated Operations Segment.  The increase in earnings primarily reflected our share of the increase in net earnings of Mazda.

Jaguar Land Rover and Aston Martin Segment.  For the first quarter of 2008, pre-tax operating profits were offset by an impairment charge of the same amount related to the sale of our Jaguar Land Rover operations.  The decrease in earnings compared with the first quarter of 2007 primarily reflected this impairment charge, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower net product costs and pension costs.

Other Automotive.  The improvement in earnings primarily reflected mark-to-market adjustments for changes in exchange rates on intercompany loans and lower interest expense reflecting lower debt levels and rates, offset partially by lower returns on our cash portfolio and the assets held in the temporary asset account ("Temporary Asset Account") established pursuant to the terms of the settlement agreement dated March 28, 2008 among us, the UAW and class representatives concerning retiree health care obligations for current and former UAW-represented Ford employees (the "Retiree Health Care Settlement Agreement").  The Retiree Health Care Settlement Agreement is described in, and filed as an exhibit to, our Current Report on Form 8-K filed April 11, 2008, which is incorporated by reference herein.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the first quarter of 2008 and 2007 are shown below (in millions):

	First Quarter
	2008	2007	2008 Over/(Under) 2007

Ford Credit	$36	$293	$(257)
Other Financial Services	31	—	31
Total	$67	$293	$(226)

Ford Credit

The decrease in earnings primarily reflected a higher provision for credit losses mainly attributable to an increase in the allowance for credit losses and higher charge-offs primarily reflecting higher severity (i.e., average loss per repossession) (about $300 million), higher depreciation expense for leased vehicles largely attributable to the overall auction value deterioration in the used vehicle market (about $200 million), and higher net losses related to market valuation adjustments from derivatives (about $100 million).  These factors were offset partially by lower expenses primarily related to the non-recurrence of costs associated with Ford Credit's North American business transformation initiative (about $200 million), and higher financing margin primarily attributable to lower borrowing costs (about $100 million).

Other Financial Services

The increase in earnings primarily reflected gains related to real estate sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	March 31, 2008	December 31, 2007	2008 Over/(Under) 2007
On-balance sheet (including on-balance sheet securitizations)*	$140.9	$139.6	$1.3
Unearned interest supplements	0.7	—	0.7
Securitized off-balance sheet	4.3	5.7	(1.4)
Managed	$145.9	$145.3	$0.6

Serviced	$146.6	$146.2	$0.4
__________
*
At March 31, 2008 and December 31, 2007, includes finance receivables of $73.9 billion and $67 billion, respectively, which have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at March 31, 2008 and December 31, 2007, includes net investment in operating leases of $19.5 billion and $18.9 billion, respectively, which have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The increase in managed receivables from year-end 2007 primarily reflected changes in currency exchange rates and higher wholesale receivables in Europe, offset partially by lower U.S. receivables.

The following table shows worldwide credit losses net of recoveries (which are referred to as charge-offs) for Ford Credit for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	First Quarter
	2008	2007	2008 Over/(Under) 2007
Charge-offs (in millions)
On-balance sheet	$227	$105	$122
Managed	242	123	119

Loss-to-Receivables Ratios
On-balance sheet	0.65%	0.32%	0.33	pts.
Managed	0.66	0.34	0.32

The increases in charge-offs and loss-to-receivable ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher loss severity consistent with an increase in amount financed, a higher mix of 72-month contracts for vehicles repossessed in its portfolio, and overall auction value deterioration in the used vehicle market.

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	March 31, 2008	December 31, 2007	2008 Over/(Under) 2007

Allowance for credit losses (in millions)	$1,196	$1,083	$113
Allowance as a percentage of end-of-period receivables	0.84%	0.77%	0.07	pts.

This increase in allowance for credit losses is consistent with the increase in charge-offs described above.  The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value, and contract term.  As of March 31, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007 and down from about 8% in 2000, consistent with Ford Credit's efforts to improve the quality of its portfolio.

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

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash those assets contained in a VEBA trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees, that were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").  Consistent with our UAW agreement, in 2008 we reclassified out of our gross cash calculation the short-term VEBA assets and Temporary Asset Account securities.  Gross cash is detailed below as of the dates shown (in billions):

	March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006

Cash and cash equivalents	$18.7	$20.7	$15.7	$16.0
Marketable securities	6.6	2.0	16.8	11.3
Loaned securities	6.7	10.3	0.7	5.3
Total cash, marketable securities, and loaned securities	$32.0	33.0	33.2	32.6
Securities-in-transit *	(0.7)	(0.3)	(0.2)	(0.5)
UAW-Ford Temporary Asset Account	(2.6)	—	—	—
Short-term VEBA assets	—	1.9	2.2	1.8
Gross cash	$28.7	$34.6	$35.2	$33.9
________
*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the first quarter of 2008 and 2007 are summarized below (in billions):

	First Quarter
	2008 (a)	2007
Gross cash at end of period (b)	$28.7	$35.2
Gross cash at beginning of period (b)	34.6	33.9
Total change in gross cash (b)	$(5.9)	$1.3

Operating-related cash flows
Automotive income/(loss) before income taxes	$0.7	$(0.2)
Capital expenditures	(1.4)	(1.3)
Depreciation and special tools amortization	1.5	1.8
Changes in receivables, inventories and trade payables	0.6	0.8
Other (c)	(1.9)	—
Subtotal	$(0.5)	$1.1
Up-front subvention payments to Ford Credit (b)	(1.0)	—
Total operating-related cash flows	$(1.5)	$1.1

Other changes in cash
Personnel separation payments	(0.1)	(1.2)
Contributions to funded pension plans	(0.6)	(0.9)
Net effect of VEBA on cash	(4.5)	0.4
Tax refunds and tax payments from affiliates	0.9	2.0
Acquisitions and divestitures	0.1	—
Capital transactions with the Financial Services sector	—	—
Other (d)	(0.2)	(0.1)
Total change in gross cash	$(5.9)	$1.3
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover, reflecting the operations' held-for-sale status.
(b)	Includes Jaguar Land Rover.
(c)
In the first quarter of 2008, Other Operating cash flows were primarily driven by timing differences between the expensing of marketing, warranty and other accrued liabilities and the payment of those expenses.

(d)	In the first quarter of 2008, Other primarily reflects a cash deposit associated with a capital spending commitment, offset partially by financing-related proceeds.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the first quarter of 2008 and 2007 (in billions):

	First Quarter
	2008 (a)	2007
Cash flows from operating activities of continuing operations (b)	$0.7	$1.5
Items included in operating-related cash flows
Capital expenditures	(1.4)	(1.3)
Net transactions between Automotive and Financial Services sectors (c)	(0.7)	(0.5)
Net cash flows from non-designated derivatives	0.3	0.2
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits accrual	0.1	1.2
Net (sales)/purchases of trading securities	—	0.8
Contributions to funded pension plans	0.6	0.9
VEBA cash flows (reimbursements for benefits paid)	—	—
Tax refunds, tax payments, and tax receipts from affiliates	(0.9)	(2.0)
Other (b)	(0.2)	0.3
Operating-related cash flows	$(1.5)	$1.1
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover, reflecting the operations' held-for-sale status.
(b)	Includes Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Debt and Net Cash.  At March 31, 2008, our Automotive sector had total debt of $27.1 billion, compared with $27 billion at December 31, 2007.  At March 31, 2008, our Automotive sector had net cash (defined as gross cash less total debt) of $1.6 billion, compared with $7.6 billion at the end of 2007.  The $6 billion reduction in net cash reflects a $5.9 billion reduction in gross cash including $4.5 billion related to the VEBA, and about $100 million in increased debt.

As disclosed in our Current Report on Form 8-K filed May 1, 2008, we issued an aggregate of 37,459,540 shares of Ford Common Stock on April 30, 2008 in exchange for $360 million principal amount of our outstanding publicly-issued debt securities beneficially owned by an institutional holder of those debt securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pursuant to the Retiree Health Care Settlement Agreement, on April 9, 2008 we issued to a wholly-owned subsidiary $3.3 billion principal amount of our 5.75% Senior Convertible Note Due 2013 (the "Convertible Note") and $3 billion principal amount of our 9.50% Guaranteed Secured Note Due January 1, 2018 (the "Second Lien Note").  Upon the required transfer of the Convertible Note and Second Lien Note to a new external VEBA established pursuant to the Retiree Health Care Settlement Agreement, which is expected to occur at or shortly after December 31, 2009, our Automotive sector debt will increase, and our net cash will decrease, by about $6.3 billion as a result of the Convertible Note and Second Lien Note becoming outstanding at that time for financial reporting purposes.  The Convertible Note, or a portion thereof, could become outstanding prior to December 31, 2009, if we and the UAW decide to monetize all or a portion of it prior to its transfer to the new external VEBA.

Credit Facilities.*  At March 31, 2008, we had $13.2 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and about $600 million of local credit facilities available to foreign Automotive affiliates.  At March 31, 2008, $11.9 billion of these facilities were available for use.  Of the lines available for use, 95% (or $11.3 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

Financial Services Sector

Ford Credit

Debt.  At March 31, 2008, unsecured long-term debt (including notes payable within one year) was $58.2 billion, down about $4 billion from year-end 2007, primarily reflecting about $6 billion of debt maturities.  These maturities were offset partially by an increase of about $2 billion, primarily reflecting changes in currency exchange rates and a cash collateral deposit of $389 million by Ford Motor Company Limited, our U.K. subsidiary, for a guarantee to support our obligations in Romania.  Asset-backed long-term debt (including notes payable within one year) at March 31, 2008 was $55.3 billion, up about $6 billion from year-end 2007, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt.  Securitized off-balance sheet funding was $3.8 billion at March 31, 2008, down about $1 billion from year-end 2007, primarily reflecting the amortization of previous securitizations.

Funding Strategy.  As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time.  While it continues to access the unsecured debt market when it makes sense to do so, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows Ford Credit access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2008 funding requirements through securitizations, and to continue to diversify its asset-backed funding by asset class and region.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.

Consistent with the overall market, Ford Credit has been impacted by volatility in the asset-backed securities markets beginning in August 2007.  Since then, Ford Credit has experienced higher credit spreads and, in certain circumstances, shorter maturities in its public and private securitization issuances.  In addition, committed liquidity program renewals have come at a higher cost and with higher spreads.  Given present market conditions, Ford Credit expects that its credit spreads and the cost of renewing its committed liquidity programs will continue to be higher in 2008 than prior to August 2007.  About 45% of Ford Credit's committed capacity is up for renewal during the remainder of 2008.  Given the nature of its asset-backed committed facilities, Ford Credit has the ability to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If credit markets continue to constrain term securitization funding, or there are reductions in the market capacity for the types of asset-backed securities used in Ford Credit's asset-backed funding, there could be increased risk to its funding plan.  As a result, Ford Credit may need to reduce the amount of receivables and operating leases it purchases or originates.  A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

________________________________
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan.  The following table shows Ford Credit's completed public and private term funding issuances in 2007 and through May 5, 2008, and its planned issuances for full-year 2008 (in billions):

	2008
	Full-Year Forecast	Through May 5	2007 Actual
Public Transactions
Unsecured	$1 – 3	$1	$6
Securitizations (a)	8 – 13	4	6
Total public transactions	$9 – 16	$5	$12

Private Transactions (b)	$15 – 22	$9	$28
__________
(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.
(b)	Includes private term debt, securitizations, other structured financings and whole-loan sales; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through May 5, 2008, Ford Credit completed about $5 billion of public term funding transactions, including about $1 billion of unsecured long-term debt, about $3.6 billion of retail asset-backed securitizations in the United States, and the remainder consisting of a retail asset-backed securitization in Germany.  Ford Credit expects full-year 2008 public term funding requirements to be between $9 billion and $16 billion.

Through May 5, 2008, Ford Credit completed about $9 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets.  These private transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt.

Through May 5, 2008, Ford Credit has completed about $14 billion of public and private term funding, which is more than one-third of its full-year plan.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	March 31, 2008	December 31, 2007
Cash, cash equivalents and marketable securities*	$15.9	$16.7

Committed liquidity programs	36.1	36.8
Asset-backed commercial paper (FCAR)	16.9	16.9
Credit facilities	3.0	3.0
Committed capacity	56.0	56.7
Committed capacity and cash	71.9	73.4
Less: Capacity in excess of eligible receivables	(3.4)	(4.7)
Less: Cash to support on-balance sheet securitizations	(5.7)	(4.7)
Liquidity	62.8	64.0
Less: Utilization	(38.9)	(36.1)
Liquidity available for use	$23.9	$27.9
__________
*	Excluding marketable securities related to insurance activities.

At March 31, 2008, the capacity of Ford Credit's liquidity sources (which include committed liquidity programs, its asset-backed commercial paper program, and credit facilities) and its cash totaled $71.9 billion.  Of this amount, Ford Credit could utilize $62.8 billion (after adjusting for capacity in excess of eligible receivables of $3.4 billion and cash required to support on-balance sheet securitizations of $5.7 billion), of which $38.9 billion was utilized as of March 31, 2008, leaving $23.9 billion (including $10.2 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities) available for use.  In addition to the $23.9 billion of liquidity available for use, the $3.4 billion of capacity in excess of eligible receivables provides an incremental funding source for future originations.

Cash, Cash Equivalents and Marketable Securities.  At March 31, 2008, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $15.9 billion (including $5.7 billion to be used only to support on-balance sheet securitizations), compared with $16.7 billion at year-end 2007.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets, or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $30.1 billion at March 31, 2008 ($17.9 billion retail and $12.2 billion wholesale), of which $10.6 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $20.6 billion having maturities within the next twelve months (of which $3.6 billion relates to FCE commitments), and the balance having maturities between August 2009 and September 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs.  At March 31, 2008, $19.6 billion of these commitments were in use.  These programs are extremely liquid funding sources, as Ford Credit is able to obtain funding from available capacity generally within two days.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities, of which $4 billion is committed through 2009.  At its option, this program can be supported with retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At March 31, 2008, Ford Credit had $3.2 billion of outstanding funding in this program.

Credit Facilities.  At March 31, 2008, Ford Credit and its subsidiaries, including FCE, had $3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use.  Of the lines available for use, 59% (or about $1.3 billion) are committed through at least June 30, 2009, including 20% (or about $400 million) of which are committed through December 31, 2011.  Of the $3 billion, about $500 million constitute Ford Credit bank lines (of which about $200 million are worldwide) and $2.5 billion are FCE bank lines (of which $2.4 billion are worldwide).  The Ford Credit worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at March 31, 2008, banks provided $16.9 billion of contractually-committed liquidity facilities to support Ford Credit's retail securitization program ("FCAR") on-balance sheet, asset-backed commercial paper.  Of the contractually-committed liquidity facilities, 47% (or about $7.9 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At March 31, 2008, $16.5 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $400 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At March 31, 2008, the outstanding balance for the FCAR program was $14.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2008	2007

Total debt	$140.0	$138.8
Total equity	13.7	13.4
Debt-to-equity ratio (to 1)	10.2	10.4

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2008	2007

Total debt	$140.0	$138.8
Securitized off-balance sheet receivables outstanding	4.3	5.7
Retained interest in securitized off-balance sheet receivables	(0.5)	(0.6)
Adjustments for cash, cash equivalents, and marketable securities (a)	(15.9)	(16.7)
Adjustments for hedge accounting (b)	(0.3)	—
Total adjusted debt	$127.6	$127.2

Total equity (including minority interest)	$13.7	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)
Total adjusted equity	$13.5	$13.1

Managed debt-to-equity ratio (to 1)	9.4	9.7
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments for derivatives due to movements in interest rates.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At March 31, 2008, Ford Credit's managed leverage was 9.4 to 1, compared with 9.7 to 1 at December 31, 2007.  We believe that Ford Credit has more than sufficient equity given the quality of its asset portfolio.  To maintain funding flexibility, however, Ford Credit did not pay any distributions in the first quarter of 2008.

Total Company

Stockholders' Equity.  Our stockholders' equity was $7.1 billion at March 31, 2008, improved by about $1.5 billion compared with December 31, 2007.  This improvement primarily reflected favorable changes in Accumulated other comprehensive income/(loss) (see Note 15 of the Notes to the Financial Statements for details of Other comprehensive income/(loss)), favorable changes in additional paid-in capital resulting from issuance of new stock and conversion of debt to equity, and favorable net income from the first quarter of 2008.

OFF-BALANCE SHEET ARRANGEMENTS

In the first quarter of 2008, Ford Credit did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), consistent with its plan to fund securitizations through on-balance sheet transactions.  At March 31, 2008 and December 31, 2007, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $4.3 billion and $5.7 billion, respectively.  At March 31, 2008 and December 31, 2007, Ford Credit's retained interests in such sold receivables were $474 million and $593 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our current projection of second quarter 2008 vehicle production for certain segments is as follows (in thousands):

	Second Quarter
	Vehicle Unit Production	2008 Over/(Under) 2007
Ford North America	710	(101)
Ford Europe	565	53
Volvo	116	–

We have set and communicated the following 2008 planning assumptions and operational metrics:

Planning Assumptions	Full-Year Plan	First Quarter	Full-Year Outlook
Industry Volume (SAAR incl. heavy trucks):
–U.S. (million units)	16.0	15.6	15.3 – 15.6
–Europe (million units) (a)	17.6	18.0	17.6 – 18.0

Operational Metrics
Compared with 2007:
--Quality	Improve	Improved	On Track
--Automotive Costs (b)	Improve by about $3 Billion	Improved by $1.7 Billion	On Track
Absolute Amount:
--U.S. Market Share (Ford Lincoln Mercury)	Low End of 14%-15% Range	15.0%	On Track
--Operating-Related Cash Flow	Negative	$(1.5) Billion	On Track
--Capital Spending	About $6 Billion	$1.4 Billion	On Track
__________
(a)	For the 19 markets we track in Europe.
(b)	At constant volume, mix and exchange; excluding special items.

As indicated above, we remain on track to meet our operational metrics for 2008.  In recent years, our results generally have been stronger in the first half of the year, with the first quarter being the strongest, and we expect that to be the case in 2008.  We expect Ford North America's rate of improvement for the remainder of the year to be somewhat less than in the first quarter, due in part to the continuing shift in vehicle mix toward smaller vehicles, the absence of commodity hedging gains (which were about $200 million in the first quarter of 2008), and the non-recurrence of increases in dealer inventory.  In particular, second quarter results for Ford North America will be adversely impacted by decreased production levels.  We also expect smaller year-over-year improvement during the remainder of 2008 at Ford Europe, where we do not expect the hedging gains (about $100 million) and favorable warranty adjustments (about $100 million) from the first quarter of 2008 to be repeated.  We expect Volvo to improve sequentially through the balance of the year.

As previously reported, we are developing plans to improve results at Volvo.  These plans include successful launch of the new XC60 small crossover utility vehicle; restructuring of Volvo's North America sales company and distribution network, focusing on improved margins at lower volume; continuing efficiency programs to reduce costs; and continuing to pursue growth in emerging markets.  In addition, dealer stock reductions implemented during the first quarter by Volvo are not expected to be repeated during the rest of 2008.  Volvo, however, remains exposed to exchange rate and raw material cost variability.

Nonetheless, we remain committed to our key business objectives despite the economic challenges for the U.S. automotive industry, which are primarily associated with the following three factors:  significant declines in homebuilding, home sales, and home prices; further increases in oil and gasoline prices; and subprime mortgage contraction and associated contraction in other types of credit market activity.  Sales of full-size pickup trucks are closely correlated with the strength of the housing sector, so as the housing sector continues to slow, we anticipate lower truck sales.  Together, these adverse macroeconomic factors increase the risk of recession.  Additional concerns include the near-term impact of rising commodity prices (oil, steel, aluminum, and resins), the ongoing weakness of the U.S. dollar, and weakening consumer confidence.

We expect full-year 2008 pre-tax results for our Automotive operations in total to be a loss, though improved from full-year 2007.  The plan to achieve our profit and cost savings goals includes the following key elements:  continued success in reducing employment levels and progress reducing our manufacturing capacity; sale or closure of essentially all of our ACH businesses by the end of 2008; acceleration of global product development initiatives to leverage our global assets and technologies, as well as more efficient capital spending and product engineering; efficiencies in advertising, merchandising, and other overhead costs; and acceleration of vehicle complexity reductions, which also assist material cost reduction efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the first quarter of 2008, we achieved $1.2 billion toward our goal of reducing $5 billion of annual Automotive operating costs in Ford North America by year-end 2008, as compared with year-end 2005 (at constant volume, mix and exchange, excluding special items).  The following data summarize our progress to date, and provide additional detail regarding our plan to reduce North America Automotive operating costs by about $3 billion in total during 2008:

	Operating Cost Reductions (in billions)
			2008
	2006	2007	First Quarter	Projected Balance of Year				Projected Full-Year
Net Product Costs
Product Adds	$(0.9)	$(2.0)	$(0.1)	$			(0.5)	$		(0.6)
Commodities	(0.3)	(0.8)	0.1		(0.5)	–	(0.7)	(0.4)	-	(0.6)
Material Cost Reductions	1.2	0.8	0.3		0.7	–	1.1	1.0	-	1.4
Subtotal	$0	$(2.0)	$0.3		$(0.3)	–	(0.1)	$0	-	0.2

Structural / Other	1.5	2.6	0.9		1.7	–	2.1	2.6	-	3.0
Total	$1.5	$0.6	$1.2		$1.4	–	2.0	$2.6	-	3.2

	$5 Billion

During the period 2007 through 2009, we expect cumulative Automotive operating-related cash outflows of $7 billion to $8 billion, and cumulative cash expenditures for personnel separations of $5 billion to $6 billion.  The operating-related cash outflow primarily reflects the cash impact of accelerating interest supplement and lease support payments to Ford Credit beginning this year (about $5 billion) as described in our 2007 Form 10-K Report, and anticipated operating losses in our Automotive sector through 2008.  The cash outflows also reflect our expectation to continue to invest in new products throughout this period at about the same level as we have during the past few years (i.e., $6 billion to $7 billion annually).  We do not expect the benefits of our recent labor agreement with the UAW to begin contributing meaningfully to our cash flow prior to 2010.

Based on lower interest income from our cash portfolio reflecting generally lower interest rates, we now expect net interest expense within Other Automotive to be in the range of $250 million to $300 million per quarter during 2008.  Our forecast of net interest expense is subject to market volatility, however, particularly as the Temporary Asset Account is largely invested in equities.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further discussion of the impact on our debt and net cash of the Retiree Health Care Settlement Agreement.

Within our Financial Services sector, we expect Ford Credit to be profitable in 2008, although at a lower level than in 2007.  The lower earnings expected in 2008 compared with 2007 primarily reflect a higher provision for credit losses, higher depreciation expense for leased vehicles, higher net losses related to market valuation adjustments from derivatives, and lower volume.  Ford Credit expects these factors to be offset partially by the non-recurrence of costs associated with Ford Credit's North American business transformation initiative, higher financing margin, and reductions in other operating costs.

Ford Credit previously planned to pay regular distributions in 2008, but given the present credit market conditions and to maintain greater flexibility in the execution of its funding plan we have elected that Ford Credit not reinstate these distributions until credit market conditions improve.  Ford Credit's managed leverage, which was 9.4 to 1 at March 31, 2008, is not expected to reach the previously-forecasted 11.5 to 1 by the end of 2008.  Ford Credit anticipates its year-end 2008 managed receivables to be in the range of $130 billion to $140 billion.

We continue to expect that execution of the four key priorities of our plan – to aggressively restructure our business to operate profitably, accelerate product development, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – will keep us on track to meet our key financial objectives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

—	Continued decline in market share;
—	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
—	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;
—	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
—	Lower-than-anticipated market acceptance of new or existing products;
—	Continued or increased high prices for or reduced availability of fuel;
—	Currency or commodity price fluctuations;
—	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
—	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
—	Labor or other constraints on our ability to restructure our business;
—	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
—	Single-source supply of components or materials;
—	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
—	Inability to implement Memorandum of Understanding with UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise;
—	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
—	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
—	Increased safety, emissions (e.g., CO2), fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
—	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
—
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

—	Adverse effects on our results from a decrease in or cessation of government incentives;
—	Adverse effects on our operations resulting from certain geo-political or other events;
—	Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business or refinance our debt;
—
Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt);

—
Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;

—	Higher-than-expected credit losses;
—	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
—	Changes in interest rates;
—	Collection and servicing problems related to finance receivables and net investment in operating leases;
—	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles; and
—	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2007 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 ("SFAS No. 161").  This standard requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption.  We are assessing the potential impact of this standard on our financial statement disclosures.

We have not yet adopted SFAS No. 141R, Business Combinations or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K Report for further discussion of these standards.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2008 and 2007 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict their reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward and option contracts as of March 31, 2008 was $1.2 billion, compared to $632 million as of December 31, 2007.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% decrease in the underlying foreign currency exchange rates, would be approximately $2.2 billion at March 31, 2008 and $2 billion at December 31, 2007.

Commodity Price Risk.  The net fair value of commodity forward and option contracts as of March 31, 2008 was $612 million, compared to $353 million as of December 31, 2007.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% decrease in the underlying commodity prices, would be approximately $180 million at March 31, 2008 and $100 million at December 31, 2007.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2008, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by approximately $5 million over the next twelve months, compared with $16 million at December 31, 2007.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2008, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. During the first quarter of 2008, we implemented a new derivative accounting system and resumed long-haul designated hedge accounting for certain interest rate swaps.  We also acquired a majority stake in Romanian carmaker ACSA, which will be fully integrated into Ford production systems.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Sterling Axle Plant.  The Michigan Department of Environmental Quality ("MDEQ") issued a Letter of Violation to the Sterling Axle Plant on April 17, 2008 as a result of the plant's disclosure that certain air pollution control equipment had not been operating properly during part of 2007.  The Letter of Violation seeks information regarding the causes and duration of potential violations and steps taken to prevent reoccurrence.  We are working with MDEQ to resolve this matter.

Cleveland Casting Plant.  Federal air regulations (referred to as the MACT standards) required our Cleveland Casting Plant to make significant changes to its cupola furnaces and associated pollution control equipment by April 2008.  When we announced the plant's 2010 closure, we had already invested significant resources into the necessary equipment upgrade, but the upgrade was not yet complete.  We have been working with the Ohio Environmental Protection Agency ("Ohio EPA") to determine whether the plant may continue operating without fully implementing all of the MACT standards, and hope to resolve the matter soon.  We also are seeking to reduce other emissions at the plant, where feasible, so that overall emissions continue to decrease.

Class Actions

Canadian Export Antitrust Class Actions (previously reported on p. 32 of our 2007 Form 10-K Report).  In March 2008, the U.S. Court of Appeals for the First Circuit reversed the previously-reported order certifying a class of all purchasers of new vehicles in 20 states between January 1, 2001 and April 30, 2003 for damages under various state law theories, and remanded the case to the district court for further proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	0	$-	0	**
February 1, 2008 through February 29, 2008	0	-	0	**
March 1, 2008 through March 31, 2008	1,877,822	6.13	0	**
Total/Average	1,877,822	$6.13	0	**
_______
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

ITEM 5.  Other Information.

Governmental Standards

U.S. Requirements – California and Other State Emissions Standards.  In March 2008, the California Air Resources Board ("CARB") directed its staff to make a number of significant modifications to its Zero Emission Vehicle ("ZEV") regulations.  For the 2012-2014 model years, the modifications will allow manufacturers to reduce the number of fuel cell and/or battery-electric vehicles necessary to satisfy the regulations by producing plug-in hybrid vehicles instead.  For the 2015 model year and beyond, CARB directed a complete overhaul of its ZEV, low emission vehicle ("LEV"), and greenhouse gas ("GHG") regulations.  Some current elements of the ZEV program (e.g., requirements to build low-emissions vehicles with zero evaporative emissions) will be transferred to the LEV or GHG programs.  The ZEV program will focus exclusively on battery-electric, fuel cell, plug-in hybrid, and hydrogen internal combustion engine technology, and the regulations are likely to require manufacturers to produce ever-increasing numbers of vehicles with these technologies.  The modifications requested by CARB will undergo a notice-and-comment process before they are finalized.

Motor Vehicle Fuel Economy.  In April 2008, the National Highway Traffic Safety Administration ("NHTSA") issued a proposed rule setting forth Corporate Average Fuel Economy ("CAFE") standards for cars and light trucks for the 2011-2015 model years.  The new standards are based on the "reformed" approach to CAFE as required by the Energy Independence and Security Act enacted in December 2007.  NHTSA projections suggest that, under the new proposal, Ford will have to meet a fleet average fuel economy of 35.5 miles per gallon ("mpg") for its passenger cars and 28.8 mpg for its light trucks by the 2015 model year.  This represents a considerably more rapid rate of increase than past NHTSA rulemakings on CAFE.  The proposed rule contains other new provisions on credit trading, intra-company credit transfers between fleets, and incentives for the production of flexible fuel vehicles, among other things.  We are in the early stages of reviewing the proposal; interested parties will have 60 days to comment on the proposed rule, and a final rule is expected by the end of 2008.

Additionally, the Environmental Protection Agency ("EPA") has announced its intention to issue an Advance Notice of Proposed Rulemaking on the subject of regulating greenhouse gases under the Clean Air Act ("CAA").  The Supreme Court has held that greenhouse gases are "pollutants" subject to regulation under the CAA.  There are, however, a number of potential problems associated with trying to regulate greenhouse gases under the CAA.  EPA will seek public comment on these issues before determining how to proceed.

Item 5. Other Information (Continued)

Other Matters

Retiree Health Care Settlement Agreement.  As reported in our Current Report on Form 8-K filed April 11, 2008 ("Form 8-K Report"), Ford, the UAW, and the class representatives of former UAW-represented Ford employees (the "Class") in Int'l Union, UAW, et al. v. Ford Motor Company, filed for approval the Retiree Health Care Settlement Agreement with the U.S. District Court for the Eastern District of Michigan on April 7, 2008.  The Form 8-K Report is incorporated herein by reference, and contains a summary of Ford's funding obligations, a description of the next steps in the litigation, and a copy of the Retiree Health Care Settlement Agreement as an exhibit thereto.  On April 28, 2008, the District Court preliminarily approved the Retiree Health Care Settlement Agreement, and we anticipate a hearing on final approval over the summer.

Ford of Canada-CAW Contract.  On May 4, 2008, CAW members ratified a new three-year collective bargaining agreement more than four months ahead of the expiration date of the current agreement, which as disclosed in our 2007 Form 10-K Report does not expire until September 16, 2008.  The new agreement will be effective September 17, 2008, though certain provisions are effective immediately.  Key elements of the new agreement include a unique wage rate for new hires, set at 70% of the base wage with a three - year grow - in to 100% of wages and benefits (effective immediately); a 16-month suspension of cost of living increases for current employees (effective immediately) and a 12-month suspension for retirees; and a 40-hour reduction in paid time off.  The agreement also includes productivity gains at the Oakville Assembly Plant, and continuation of operations at the St. Thomas Assembly Plant through the term of the new agreement.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: May 7, 2008	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President
and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10.1	Retiree Health Care Settlement Agreement	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 11, 2008*

Exhibit 10.2	Ford Motor Company, TML Holdings Limited and Tata Motors Limited Agreement for the Sale and Purchase of Jaguar and Land Rover dated as of March 25, 2008	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 7, 2008, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

* Incorporated by reference as an exhibit to this Report (file number reference 1-3950).