Form 10-Q
period 2008-06-30
FORD MOTOR CO
filed 2008-08-08
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 1-3950

FORD MOTOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-0549190
(State of Incorporation)	(IRS Employer Identification No.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip Code)

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
☒ Yes	☐No

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

As of July 29, 2008, the registrant had outstanding 2,190,498,174 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 58.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2008 and 2007
(in millions, except per share amounts)

	Second Quarter		First Half
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$37,057	$40,106	$76,174	$78,736
Financial Services revenues	4,455	4,136	8,866	8,525
Total sales and revenues	41,512	44,242	85,040	87,261

Costs and expenses
Automotive cost of sales	39,995	36,182	75,451	70,897
Selling, administrative and other expenses	7,305	4,952	12,400	10,924
Interest expense	2,412	2,759	4,957	5,477
Financial Services provision for credit and insurance losses	598	121	942	180
Total costs and expenses	50,310	44,014	93,750	87,478

Automotive interest income and other non-operating income/(expense), net	(192)	559	(100)	888
Automotive equity in net income/(loss) of affiliated companies	(40)	139	96	211
Income/(Loss) before income taxes	(9,030)	926	(8,714)	882
Provision for/(Benefit from) income taxes	(444)	123	(349)	305
Income/(Loss) before minority interests	(8,586)	803	(8,365)	577
Minority interests in net income/(loss) of subsidiaries	89	85	211	143
Income/(Loss) from continuing operations	(8,675)	718	(8,576)	434
Income/(Loss) from discontinued operations (Note 8)	8	32	9	34
Net income/(loss)	$(8,667)	$750	$(8,567)	$468

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$(3.88)	$0.38	$(3.87)	$0.23
Income/(Loss) from discontinued operations	—	0.02	—	0.02
Net income/(loss)	$(3.88)	$0.40	$(3.87)	$0.25
Diluted income/(loss)
Income/(Loss) from continuing operations	$(3.88)	$0.30	$(3.87)	$0.21
Income/(Loss) from discontinued operations	—	0.01	—	0.01
Net income/(loss)	$(3.88)	$0.31	$(3.87)	$0.22

Cash dividends	$—	$—	$—	$—

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended June 30, 2008 and 2007
(in millions, except per share amounts)

	Second Quarter		First Half
	2008	2007	2008	2007
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$37,057	$40,106	$76,174	$78,736
Costs and expenses
Cost of sales	39,995	36,182	75,451	70,897
Selling, administrative and other expenses	2,955	3,224	6,064	7,298
Total costs and expenses	42,950	39,406	81,515	78,195
Operating income/(loss)	(5,893)	700	(5,341)	541

Interest expense	485	577	1,013	1,157

Interest income and other non-operating income/(expense), net	(192)	559	(100)	888
Equity in net income/(loss) of affiliated companies	(40)	139	96	211
Income/(Loss) before income taxes — Automotive	(6,610)	821	(6,358)	483

FINANCIAL SERVICES
Revenues	4,455	4,136	8,866	8,525
Costs and expenses
Interest expense	1,927	2,182	3,944	4,320
Depreciation	4,112	1,479	5,948	2,979
Operating and other expenses	238	249	388	647
Provision for credit and insurance losses	598	121	942	180
Total costs and expenses	6,875	4,031	11,222	8,126
Income/(Loss) before income taxes — Financial Services	(2,420)	105	(2,356)	399

TOTAL COMPANY
Income/(Loss) before income taxes	(9,030)	926	(8,714)	882
Provision for/(Benefit from) income taxes	(444)	123	(349)	305
Income/(Loss) before minority interests	(8,586)	803	(8,365)	577
Minority interests in net income/(loss) of subsidiaries	89	85	211	143
Income/(Loss) from continuing operations	(8,675)	718	(8,576)	434
Income/(Loss) from discontinued operations (Note 8)	8	32	9	34
Net income/(loss)	$(8,667)	$750	$(8,567)	$468

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$(3.88)	$0.38	$(3.87)	$0.23
Income/(Loss) from discontinued operations	—	0.02	—	0.02
Net income/(loss)	$(3.88)	$0.40	$(3.87)	$0.25
Diluted income/(loss)
Income/(Loss) from continuing operations	$(3.88)	$0.30	$(3.87)	$0.21
Income/(Loss) from discontinued operations	—	0.01	—	0.01
Net income/(loss)	$(3.88)	$0.31	$(3.87)	$0.22

Cash dividends	$—	$—	$—	$—

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$30,066	$35,283
Marketable securities	12,525	5,248
Loaned securities	7,347	10,267
Finance receivables, net	106,928	109,053
Other receivables, net	8,964	8,210
Net investment in operating leases	31,074	33,255
Retained interest in sold receivables	380	653
Inventories (Note 2)	12,987	10,121
Equity in net assets of affiliated companies	3,189	2,853
Net property	32,149	36,239
Deferred income taxes	3,251	3,500
Goodwill and other net intangible assets (Note 4)	2,044	2,069
Assets of discontinued/held-for-sale operations (Note 8)	28	7,537
Other assets	14,365	14,976
Total assets	$265,297	$279,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$24,216	$20,832
Accrued liabilities and deferred revenue	72,381	74,738
Debt	166,025	168,787
Deferred income taxes	2,899	3,034
Liabilities of discontinued/held-for-sale operations (Note 8)	—	4,824
Total liabilities	265,521	272,215

Minority interests	1,459	1,421

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (2,198 million shares issued)	22	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	8,386	7,834
Accumulated other comprehensive income/(loss)	131	(558)
Treasury stock	(183)	(185)
Retained earnings/(Accumulated deficit)	(10,040)	(1,485)
Total stockholders’ equity	(1,683)	5,628
Total liabilities and stockholders’ equity	$265,297	$279,264

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$16,948	$20,678
Marketable securities	5,099	2,092
Loaned securities	7,347	10,267
Total cash, marketable and loaned securities	29,394	33,037
Receivables, net	5,116	4,530
Inventories (Note 2)	12,987	10,121
Deferred income taxes	542	532
Other current assets	7,035	5,514
Current receivable from Financial Services	895	509
Total current assets	55,969	54,243
Equity in net assets of affiliated companies	2,558	2,283
Net property	31,909	35,979
Deferred income taxes	7,676	9,268
Goodwill and other net intangible assets (Note 4)	2,034	2,051
Assets of discontinued/held-for-sale operations (Note 8)	28	7,537
Other assets	6,055	5,614
Non-current receivable from Financial Services	2,110	1,514
Total Automotive assets	108,339	118,489
Financial Services
Cash and cash equivalents	13,118	14,605
Marketable securities	7,426	3,156
Finance receivables, net	110,776	112,733
Net investment in operating leases	27,152	30,309
Retained interest in sold receivables	380	653
Equity in net assets of affiliated companies	631	570
Goodwill and other net intangible assets (Note 4)	10	18
Other assets	5,623	7,217
Total Financial Services assets	165,116	169,261
Intersector elimination	(3,005)	(2,023)
Total assets	$270,450	$285,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$18,137	$15,718
Other payables	4,013	3,237
Accrued liabilities and deferred revenue	28,471	27,672
Deferred income taxes	2,748	2,671
Debt payable within one year	1,432	1,175
Total current liabilities	54,801	50,473
Long-term debt	25,028	25,779
Other liabilities	38,803	41,676
Deferred income taxes	967	783
Liabilities of discontinued/held-for-sale operations (Note 8)	—	4,824
Total Automotive liabilities	119,599	123,535
Financial Services
Payables	2,066	1,877
Debt	139,565	141,833
Deferred income taxes	4,337	6,043
Other liabilities and deferred income	5,107	5,390
Payable to Automotive	3,005	2,023
Total Financial Services liabilities	154,080	157,166

Minority interests	1,459	1,421

Stockholders' equity
Capital stock
Common Stock, par value $0.01 per share (2,198 million shares issued)	22	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	8,386	7,834
Accumulated other comprehensive income/(loss)	131	(558)
Treasury stock	(183)	(185)
Retained earnings/(Accumulated deficit)	(10,040)	(1,485)
Total stockholders' equity	(1,683)	5,628
Intersector elimination	(3,005)	(2,023)
Total liabilities and stockholders' equity	$270,450	$285,727

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2008 and 2007
(in millions)

	First Half
	2008	2007
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$2,161	$5,227

Cash flows from investing activities of continuing operations
Capital expenditures	(3,128)	(2,637)
Acquisitions of retail and other finance receivables and operating leases	(25,483)	(26,280)
Collections of retail and other finance receivables and operating leases	22,150	20,591
Purchases of securities	(33,015)	(4,720)
Sales and maturities of securities	28,390	12,088
Proceeds from sales of retail and other finance receivables and operating leases	—	702
Proceeds from sale of businesses	6,135	1,001
Cash paid for acquisitions	(13)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(925)	(83)
Other	1,869	1,178
Net cash (used in)/provided by investing activities	(4,020)	1,840

Cash flows from financing activities of continuing operations
Cash dividends	—	—
Sales of Common Stock	144	51
Purchases of Common Stock	—	(31)
Changes in short-term debt	(1,049)	(1,396)
Proceeds from issuance of other debt	20,726	17,165
Principal payments on other debt	(23,396)	(19,768)
Other	(267)	(61)
Net cash (used in)/provided by financing activities	(3,842)	(4,040)

Effect of exchange rate changes on cash	469	71

Net increase/(decrease) in cash and cash equivalents from continuing operations	(5,232)	3,098

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	15	16
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(5,217)	$3,114

Cash and cash equivalents at January 1	$35,283	$28,896
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	(2)
Net increase/(decrease) in cash and cash equivalents	(5,217)	3,114
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	(8)
Cash and cash equivalents at June 30	$30,066	$32,000

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2008 and 2007
(in millions)

	First Half 2008		First Half 2007
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(1,560)	$5,151	$2,810	$3,358

Cash flows from investing activities
Capital expenditures	(3,077)	(51)	(2,616)	(21)
Acquisitions of retail and other finance receivables and operating leases	—	(25,483)	—	(26,280)
Collections of retail and other finance receivables and operating leases	—	22,188	—	20,427
Net (increase)/decrease of wholesale receivables	—	(1,468)	—	(777)
Purchases of securities	(23,683)	(9,332)	(924)	(3,796)
Sales and maturities of securities	23,349	5,041	917	11,171
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	702
Proceeds from sale of businesses	2,451	3,684	1,001	—
Cash paid for acquisitions	(13)	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(925)	—	(83)	—
Investing activity to Financial Services	—	—	(6)	—
Other	914	955	498	680
Net cash (used in)/provided by investing activities	(984)	(4,466)	(1,213)	2,106

Cash flows from financing activities
Cash dividends	—	—	—	—
Sales of Common Stock	144	—	51	—
Purchases of Common Stock	—	—	(31)	—
Changes in short-term debt	—	(1,049)	6	(1,402)
Proceeds from issuance of other debt	78	20,648	158	17,007
Principal payments on other debt	(266)	(23,130)	(363)	(19,405)
Financing activity from Automotive	—	—	—	6
Other	(176)	(91)	(4)	(57)
Net cash (used in)/provided by financing activities	(220)	(3,622)	(183)	(3,851)

Effect of exchange rate changes on cash	270	199	62	9
Net change in intersector receivables/payables and other liabilities	(1,236)	1,236	(435)	435
Net increase/(decrease) in cash and cash equivalents from continuing operations	(3,730)	(1,502)	1,041	2,057

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	15	16	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(3,730)	$(1,487)	$1,057	$2,057

Cash and cash equivalents at January 1	$20,678	$14,605	$16,022	$12,874
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	(2)	—
Net increase/(decrease) in cash and cash equivalents	(3,730)	(1,487)	1,057	2,057
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	(8)	—
Cash and cash equivalents at June 30	$16,948	$13,118	$17,069	$14,931

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K Report"), updated in our Current Report on Form 8-K filed on June 2, 2008.  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 8 for details of held-for-sale operations.

Presentation of Balance Sheet

The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	June 30, 2008	December 31, 2007
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$542	$532
Automotive sector non-current deferred income tax assets	7,676	9,268
Financial Services sector deferred income tax assets*	186	163
Total	8,404	9,963
Reclassification for netting of deferred income taxes	(5,153)	(6,463)
Consolidated balance sheet presentation of deferred income tax assets	$3,251	$3,500

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,748	$2,671
Automotive sector non-current deferred income tax liabilities	967	783
Financial Services sector deferred income tax liabilities	4,337	6,043
Total	8,052	9,497
Reclassification for netting of deferred income taxes	(5,153)	(6,463)
Consolidated balance sheet presentation of deferred income tax liabilities	$2,899	$3,034
__________
*	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

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

Item 1. Financial Statements (Continued)

NOTE 1. FINANCIAL STATEMENTS (Continued)

The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	First Half
	2008	2007
Sum of sector cash flows from operating activities of continuing operations	$3,591	$6,168
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	(1,468)	(777)
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	38	(164)
Consolidated cash flows from operating activities of continuing operations	$2,161	$5,227
__________
(a)
In addition to vehicles sold by us, the cash flows from wholesale finance receivables being reclassified from investing to operating include financing by Ford Motor Credit Company LLC ("Ford Credit") of used and non-Ford vehicles.  100% of cash flows from wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles is impracticable to separate.

(b)	Includes cash flows of finance receivables purchased from certain divisions and subsidiaries of the Automotive sector.

NOTE 2. INVENTORIES

Inventories are summarized as follows (in millions):

	June 30,	December 31,
	2008	2007
Raw materials, work-in-process and supplies	$4,506	$4,360
Finished products	9,540	6,861
Total inventories under first-in, first-out method ("FIFO")	14,046	11,221
Less: Last-in, first-out method ("LIFO") adjustment	(1,059)	(1,100)
Total inventories	$12,987	$10,121

Inventories are stated at lower of cost or market.  About one-fourth of inventories were determined under the LIFO method.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

Automotive Sector

Based upon the financial impact of rapidly-changing U.S. market conditions during the second quarter of 2008, we projected a decline in net cash flows for the Ford North America segment.  The decline primarily reflected: (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional sport utility vehicles ("SUVs") to smaller, more fuel-efficient vehicles as a result of higher fuel prices; (2) lower-than-anticipated U.S. industry demand; and (3) greater-than-anticipated escalation of commodity costs.  As a result, in the second quarter of 2008 we tested the long-lived assets of this segment for recoverability and recorded in Automotive cost of sales a pre-tax impairment charge of $5.3 billion, representing the amount by which the carrying value of these assets exceeded the estimated fair value.

Financial Services Sector

During the second quarter of 2008, higher fuel prices and the weak economic climate in the United States and Canada resulted in a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values for used full-size trucks and traditional SUVs.  As a result, we tested Ford Credit's operating leases in its North America segment for recoverability and recorded a pre-tax impairment charge in Selling, administrative and other expenses on our consolidated income statement and in Financial Services depreciation on our sector income statement of $2.1 billion, representing the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio exceeded the estimated fair value.

Item 1. Financial Statements (Continued)

NOTE 4. GOODWILL AND OTHER NET INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector				Financial Services Sector
	Ford North America	Ford Europe	Volvo	Total	Ford Credit	Total Company
Balances at December 31, 2007	$89	$37	$1,360	$1,486	$18	$1,504
Changes in goodwill:
Goodwill acquired	—	—	—	—	—	—
Other disposals	(1)	—	—	(1)	(9)	(10)
Dealer goodwill impairment*	(88)	—	—	(88)	—	(88)
Effect of foreign currency translation and other	—	1	85	86	1	87
Balances at June 30, 2008	$—	$38	$1,445	$1,483	$10	$1,493
__________
*
Based on our expected reduction of our Ford North America dealership base, we recorded an other-than-temporary impairment of our investment in our consolidated North America dealerships.  We recorded the $88 million impairment of our investment in the first quarter of 2008 by writing down the related goodwill to its fair value of $0.

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Distribution networks	$355	$(113)	$242	$335	$(103)	$232
Manufacturing and production incentive rights	333	(124)	209	297	(74)	223
Other	198	(98)	100	199	(89)	110
Total Automotive sector	886	(335)	551	831	(266)	565
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$890	$(339)	$551	$835	$(270)	$565

Our identifiable intangible assets are comprised of distribution networks with a useful life of 40 years, manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).  Pre-tax amortization expense, excluding the effects of foreign currency translation, was as follows (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
Pre-tax amortization expense	$26	$25	$50	$47

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

Item 1. Financial Statements (Continued)

NOTE 5. VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets reflected on our June 30, 2008 and December 31, 2007 balance sheets are as follows (in millions):
	June 30,	December 31,
	2008	2007
Automotive Sector
Cash and cash equivalents	$753	$742
Other assets	5,517	5,599
Total assets	$6,270	$6,341

Financial Services Sector
Cash and cash equivalents	$5,263	$4,605
Finance receivables	70,716	60,361
Net investment in operating leases	15,133	17,461
Total assets	$91,112	$82,427

We have several investments in entities determined to be VIEs of which we are not the primary beneficiary.  The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.  Our maximum exposure at June 30, 2008 and December 31, 2007, respectively, was $379 million and $357 million for our Automotive sector and $150 million and $76 million for our Financial Services sector.  Any potential losses associated with these VIEs would be limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Ford Credit uses special purpose entities ("SPEs") that are considered VIEs for most of its on-balance sheet securitizations.  Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by Ford Credit.  All of these transactions constitute sales for legal purposes, but some do not satisfy the requirements for accounting sale treatment.  The outstanding balance of these finance receivables was approximately $2.6 billion and $3.4 billion at June 30, 2008 and December 31, 2007, respectively.

NOTE 6. JOB SECURITY BENEFITS RESERVE AND EMPLOYEE SEPARATION ACTIONS

Automotive Sector

Job Security Benefits Reserve

We are required to pay most idled unionized hourly employees in North America a portion of their wages and benefits for a specified period of time ("Job Security Benefits") (previously referred to as Jobs Bank Benefits).  We expense in Automotive cost of sales Job Security Benefits expected to be provided to our hourly employees at facilities that will be closed or at which shifts will be eliminated or, in the case of some Automotive Components Holdings, LLC ("ACH") plants, sold (see Note 18 of the Notes to the Financial Statements in our 2007 Form 10-K Report).

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

	Reserve (in millions)		Number of Employees
	First Half 2008	Full Year 2007	First Half 2008	Full Year 2007
Beginning balance	$817	$1,036	8,316	10,728
Additions to Job Security Benefits reserve/Transfers from voluntary separation program (i.e., rescissions)	44	232	518	2,220
Voluntary separations and relocations	(228)	(311)	(2,613)	(4,632)
Benefit payments and other adjustments	238	(140)	—	—
Ending balance	$871	$817	6,221	8,316

The $238 million increase in the reserve during the first half of 2008 relates to a lengthening of Job Security Benefits for certain employees.  We previously had assumed a shorter benefit period for these employees, who we now expect to remain idled for a longer period of time due to lower vehicle production volumes and recent capacity changes.

Item 1. Financial Statements (Continued)

NOTE 6. JOB SECURITY BENEFITS RESERVE AND EMPLOYEE SEPARATION ACTIONS (Continued)

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

Separation Actions

The costs of voluntary employee separation actions are recorded at the time of an employee's acceptance, unless the acceptance requires explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program, the affected employees have been identified, and termination is probable.

UAW Voluntary Separations.  The following table summarizes the activity in the related separation reserve, with the expense recorded in Automotive cost of sales:

	Reserve (in millions)		Number of Employees
	First Half 2008	Full Year 2007	First Half 2008	Full Year 2007
Beginning balance	$225	$2,435	1,374	26,351
Voluntary acceptances	180	—	1,461	—
Payments/Terminations	(227)	(1,912)	(1,823)	(21,587)
Rescissions and other adjustments	11	(298)	(61)	(3,390)
Ending balance	$189	$225	951	1,374

The ending balances shown above represent the cost of separation packages for employees who accepted packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  Excluded from the table above are 2,863 voluntary acceptances of retirement incentive packages during the first half of 2008 the costs for which are included in pension and other postretirement employee benefits ("OPEB") benefit separation costs.  See Note 12 for employee separation costs related to pension and OPEB.

Other Employee Separation Actions.  In the second quarter of 2008, we announced plans to reduce salaried employee costs in North America by 15%.  In the United States, we recognized pre-tax charges of $13 million related to those actions which were probable to occur as of June 30, 2008; the remaining charges, for separations that were not probable to occur by June 30, 2008, will be accrued in the third quarter of 2008.  Some of these actions have required the use of involuntary separations.  In 2007, we completed our previously-announced North American salaried employee reduction and incurred $154 million of pre-tax charges in the United States through the first half of 2007.  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

In addition, we had pre-tax charges for other hourly and salaried employee separation actions outside the United States. We recognized $31 million and $69 million for the second quarter of 2008 and 2007, respectively, and $38 million and $252 million for the first half of 2008 and 2007, respectively.  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses and exclude costs for pension and OPEB.  See Note 12 for employee separation costs related to pension and OPEB.

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

Item 1. Financial Statements (Continued)

NOTE 7. INCOME TAXES

Generally, for interim tax reporting we estimate one single tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss).  However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction not subject to valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction.

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

Automotive Protection Corporation ("APCO"). Our North American operation APCO was sold in the second quarter of 2007.  Second quarter results for this discontinued operation are shown in the table below (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
Sales and revenues	$—	$1	$—	$13

Operating income/(loss) from discontinued operations	$—	$(1)	$—	$2
Gain/(Loss) on discontinued operations	—	51	—	51
(Provision for)/Benefit from income taxes	—	(18)	—	(19)
Income/(Loss) from discontinued operations	$—	$32	$—	$34

Held-for-Sale Operations

Jaguar Land Rover.  During 2007, we committed to sell our Jaguar Land Rover operations in order to focus on our core Automotive operations and to build liquidity.  At December 31, 2007, we classified the assets and liabilities of these operations as held for sale on our balance sheet.  On March 25, 2008, we entered into a definitive agreement with Tata Motors Limited pursuant to which we would sell all of our interest in Jaguar Land Rover for $2.3 billion, subject to customary purchase price adjustments upon completion (e.g., relating to working capital, cash, and debt), and agreed to contribute up to about $600 million to the Jaguar and Land Rover pension plans.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales related to the disposal of these operations.

On June 2, 2008, we completed the sale of Jaguar Land Rover.  We received $2.4 billion in cash proceeds and recorded a $145 million receivable for additional proceeds related to final purchase price adjustments.  As a result of the sale, we recognized a pre-tax loss of $106 million, reported in Automotive interest income and other non-operating income/(expense), net.  This loss includes the recognition of $1.2 billion of accumulated other comprehensive income, the settlement of about $550 million of net intercompany payables, and related separation costs of about $150 million.

Item 1. Financial Statements (Continued)

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of our Jaguar Land Rover operations classified as held for sale are summarized as follows (in millions):

	June 2, 2008	December 31, 2007
Assets
Cash and cash equivalents	$900	$—
Receivables	1,172	758
Inventories	1,921	1,530
Net property	2,199	2,246
Goodwill and other net intangibles	2,002	2,010
Pension assets	786	696
Other assets	309	297
Impairment of carrying value	(421)	—
Total assets of the held-for-sale operations	$8,868	$7,537

Liabilities
Payables	$2,628	$2,395
Pension liabilities	18	19
Warranty liabilities	579	645
Debt	177	—
Other liabilities	2,340	1,765
Total liabilities of the held-for-sale operations	$5,742	$4,824

The cash balances we transferred upon sale consisted primarily of about $600 million related to the committed pension funding under the definitive agreement and $177 million related to debt which the buyer agreed to assume upon sale.

As part of the transaction, we will continue to supply Jaguar Land Rover with powertrains, stampings, and other vehicle components.  We also committed to provide transitional support, including engineering, information technology, accounting, and other services.  Ford Credit will provide financing for Jaguar Land Rover dealers and customers during a transition period, which can vary by market, for up to 12 months.

ACH.  On April 14, 2008, ACH completed the sale of its glass business to Zeledyne, LLC.  The sale included the Nashville, Tulsa, and VidrioCar plants, along with the research and development, engineering, sales and aftermarket operations in Tennessee and Michigan.  These facilities will continue to supply Ford with automotive glass products.  As a result of this transaction, we recognized a pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense). This loss is comprised of asset write-offs of $149 million, long-term contractual restructuring obligations of $104 million, and $32 million of transaction costs and other related expenses.

The assets and liabilities of our glass business classified as held for sale are summarized as follows (in millions):

April 14, 2008
Assets
Cash	$25
Inventories	73
Net property	75
Other net intangibles	1
Other assets	1
Total assets of the held-for-sale operations	$175

Liabilities
Payables	$1
Total liabilities of the held-for-sale operations	$1

During the second quarter of 2008, the prospective buyer of the business at the Milan plant, which produces fuel tanks and bumper fascias, reached an agreement on labor terms with the UAW.  This agreement was one of the conditions referenced in the non-binding agreement between ACH and the prospective buyer.  At June 30, 2008, ACH classified the assets and liabilities of Milan plant as held for sale in our balance sheet. In the second quarter of 2008, we recorded a pre-tax impairment charge of $18 million reported in Automotive cost of sales related to the disposal of this business.  The impairment charge reflects the impact on expected proceeds based on June 30, 2008 conditions and the net book value of the held-for-sale assets.  We expect to complete the sale by the end of this year.

Item 1. Financial Statements (Continued)

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets of our Milan Plant classified as held for sale are summarized as follows (in millions):

June 30, 2008
Assets
Inventories	$12
Net property	34
Impairment of carrying value	(18)
Total assets of the held-for-sale operations	$28

Other Dispositions

ACH.  As of June 30, 2008, in addition to its Milan plant, ACH had entered into a non-binding, conditional agreement for the sale of the business at the Sheldon Road plant.  The primary products produced at the Sheldon Road plant are heating, ventilating, and cooling assemblies; heat exchangers; and manual control panel components.  This sale is conditional upon reaching agreement on a variety of issues, including successful negotiation by the prospective buyer of labor terms with the UAW.  ACH has terminated the non-binding agreements for the sale of the businesses at the Sandusky and Saline plants.

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies, primarily through non-Ford dealerships.  In 2005, Ford Credit recognized a $4 million after-tax gain on disposal of discontinued operations.  In the second quarter of 2008, Ford Credit received additional proceeds primarily based on better-than-anticipated securitized portfolio performance, and recognized an additional $8 million after-tax gain in Income/(Loss) from discontinued operations.

Other Dispositions

Nordic Operations.  During the second quarter of 2008, Ford Credit completed the creation of a joint venture finance company and transferred the majority of its business and assets from Denmark, Finland, Norway, and Sweden into the joint venture.  The joint venture will support the sale of Ford vehicles in these markets.  As a result of the sale, Finance receivables, net were reduced by $1.7 billion, and we recognized a pre-tax gain of $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments, in Financial Services revenues.  Ford Credit reports its ownership interest in the joint venture as an equity method investment.

PRIMUS Financial Services Inc. ("PRIMUS Japan").  In April 2008, Ford Credit completed the sale of 96% of its ownership interest in PRIMUS Japan, Ford Credit's operation in Japan that offers automotive retail and wholesale financing of Ford and Mazda vehicles.  As a result of the sale, Finance Receivables, net were reduced by $1.8 billion, Debt was reduced by $252 million, and we recognized a pre-tax gain of $22 million, net of transaction costs and including $28 million of foreign currency translation adjustments, in Financial Services revenues.  Ford Credit reports its remaining ownership interest as a cost method investment.

Primus Finance and Leasing, Inc. ("Primus Philippines").  During the second quarter of 2008, Ford Credit completed the sale of its 60% ownership interest in Primus Philippines, which is Ford Credit's operation in the Philippines offering automotive retail and wholesale financing of Ford and Mazda vehicles.  Ford Credit also completed the sale of its 40% ownership interest in PFL Holdings, Inc., a holding company in the Philippines that owns the remaining 40% ownership interest in Primus Philippines.  As a result of the sale, we recognized a pre-tax gain of $5 million, net of transactions costs and including $1 million of foreign currency translation adjustments, in Financial Services revenues.

Item 1. Financial Statements (Continued)

NOTE 9. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter			First Half
	2008		2007	2008		2007
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(8,675)		$718	$(8,576)		$434
Effect of dilutive senior convertible notes	—	(a)	34	—	(a)	69
Effect of dilutive 6.50% Cumulative Convertible Trust Preferred Securities ("Trust Preferred Securities")	—	(b)	54	—	(b)	—	(b)
Diluted income/(loss) from continuing operations	$(8,675)		$806	$(8,576)		$503

Basic and Diluted Shares
Average shares outstanding	2,238		1,896	2,214		1,895
Restricted and uncommitted-ESOP shares	(1)		(1)	(1)		(2)
Basic shares	2,237		1,895	2,213		1,893
Net dilutive options and restricted and uncommitted-ESOP shares	—	(c)	11	—	(c)	10
Dilutive senior convertible notes	—	(a)	538	—	(a)	538
Dilutive convertible trust preferred securities	—	(b)	282	—	(b)	—	(b)
Diluted shares	2,237		2,726	2,213		2,441
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes.
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

(c)	29 million and 25 million contingently-issuable shares (primarily reflecting restricted stock units) for the second quarter and first half of 2008, respectively.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates, commodity rates, and yield curves.  Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.  The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in the tables below.

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

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash Equivalents – Financial Instruments.  We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper rated A-1 / P-1 (or higher) as cash equivalents.  Prior to the adoption of SFAS No. 157, we carried cash equivalents at amortized cost, which approximates fair value.  Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value.  We use quoted prices where available to determine fair value for U.S. Treasury notes, and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.

Marketable Securities.  Our marketable securities portfolios include investments in U.S. government and non-U.S. government securities, corporate obligations and equities, and asset-backed securities with a maturity of greater than 90 days at the date of purchase.  Where available, including for U.S. Treasury notes and equities, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for government agency securities, asset-backed securities, and corporate obligations, prices for similar assets and matrix pricing models are used.  In certain cases, where there is limited transparency to valuation inputs, we may contact securities dealers and obtain dealer quotes.

Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our marketable securities (including loaned securities).  SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.  This election resulted in a cumulative after-tax increase of approximately $12 million to the opening balance of Retained earnings.  Prior to the election of SFAS No. 159, we classified our securities as trading, available-for-sale, or held-to-maturity.  The unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income/(loss), and the unrealized gains and losses for held-to-maturity securities were not recognized.

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

We estimate the fair value of our derivatives using industry-standard valuation models, including Black-Scholes and Curran's Approximation.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and commodity prices, and the contractual terms of the derivative instruments.

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure, by counterparty.  We use our counterparty's CDS when we are in a net asset position and our own CDS when we are in a net liability position.  At June 30, 2008, our derivative assets were reduced by $40 million, and our derivative liabilities were reduced by $73 million.  These adjustments resulted in increased pre-tax earnings of $33 million (a decrease of $7 million recorded to Automotive cost of sales, and an increase of $40 million recorded to Financial Services revenues).  At March 31, 2008, we measured the fair value of our derivative assets and liabilities by discounting the cash flows using LIBOR, but without a quantitative adjustment for non-performance risk beyond that which is implied by LIBOR.  The $33 million second quarter adjustment included a $23 million cumulative adjustment to correct the March 31, 2008 derivative valuation to reflect non-performance risk.  The impact on our previously-issued first quarter 2008 financial statements is not deemed to be material, and there is no impact to previous annual periods.

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments with regard to which observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.

Retained Interests in Sold Receivables.  We retain certain interests in receivables sold in off-balance sheet securitization transactions, including residual interest in securitizations and restricted cash.  We estimate the fair value of retained interests using internal valuation models, market inputs, and our own assumptions.  The three key inputs that affect the valuation of the residual interest cash flows include credit losses, prepayment speed, and the discount rate.  The fair value of residual interest is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  The fair value of the residual interest in securitizations and the cash reserve account is determined using a discounted cash flow analysis.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at June 30, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Automotive Sector
Assets
Cash equivalents – financial instruments (a) (b)	$—	$9,884	$—	$9,884
Marketable securities (a) (c)	4,066	8,062	318	12,446
Derivative financial instruments	—	1,127	299	1,426
Total assets at fair value	$4,066	$19,073	$617	$23,756
Liabilities
Derivative financial instruments	$1	$293	$23	$317
Total liabilities at fair value	$1	$293	$23	$317

Financial Services Sector
Assets
Cash equivalents – financial instruments (a) (b)	$—	$2,367	$—	$2,367
Marketable securities (a)	809	6,617	—	7,426
Derivative financial instruments	—	1,691	457	2,148
Retained interest in sold receivables	—	—	380	380
Total assets at fair value	$809	$10,675	$837	$12,321
Liabilities
Derivative financial instruments	$—	$828	$467	$1,295
Total liabilities at fair value	$—	$828	$467	$1,295
_______
(a)
Approximately 90% of Cash equivalents – financial instruments and Marketable securities presented are U.S. Treasuries, federal agency securities, high-quality corporate bonds, and A-1/P-1 unsecured commercial paper.  Instruments presented in Level 1 include U.S. Treasuries and equities.  Instruments presented in Level 2 include federal agency securities, corporate obligations, and asset-backed securities.  Instruments presented in Level 3 include certain corporate obligations and asset-backed securities.

(b)	Cash equivalents – financial instruments excludes time deposits, certificates of deposit, money market accounts, and other cash which are reported at par value.
(c)	Includes marketable securities and loaned securities.

Item 1. Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended June 30, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at January 1, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2008	Change in Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$201	$(5)	$205	$(83)	$318	$(7)
Derivative financial instruments, net (d)	257	165	(70)	(76)	276	145
Total Level 3 fair value	$458	$160	$135	$(159)	$594	$138

Financial Services Sector
Derivative financial instruments, net (e)	$(2)	$21	$2	$(31)	$(10)	$9
Retained interest in sold receivables (f)	653	47	(320)	—	380	(16)
Total Level 3 fair value	$651	$68	$(318)	$(31)	$370	$(7)
__________
(a)	Includes option premiums paid/received on options traded during the quarter.
(b)	For those assets and liabilities still held at June 30, 2008.
(c)
Realized/unrealized gains/(losses) on marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net on the income statement.  We recorded $(5) million in second quarter of 2008, and $(5) million for the first half of 2008.

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales ($4 million for second quarter of 2008, and $167 million for first half of 2008), and Automotive interest income and other non-operating income/(expense), net ($(2) million for second quarter of 2008, and $(2) million for first half of 2008) on the income statement.  See Note 11 for income statement classification by hedge designation.

(e)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Financial Services sector derivative financial instruments for the period presented are recorded to Interest expense ($8 million for second quarter of 2008, and $7 million for first half of 2008), and Financial Services revenues ($(59) million for second quarter of 2008, and $14 million for first half of 2008) on the income statement.  See Note 11 for income statement classification by hedge designation.

(f)
Realized/unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Financial Services revenues on the income statement ($48 million for second quarter of 2008, and $63 million for first half of 2008) and Accumulated other comprehensive income/(loss) on the balance sheet ($0 for the second quarter of 2008, and $(16) million for the first half of 2008).

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the quarter ended June 30, 2008 (in millions):

	Items Measured at Fair Value on a Nonrecurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains/ (Losses)
Automotive Sector
North America net property (a)	$—	$—	$11,009	$11,009	$(5,300)
Held-for-sale operations (b)	—	—	28	28	(18)
Total assets at fair value	$—	$—	$11,037	$11,037	$(5,318)

Financial Services Sector
Net investment in certain operating leases (c)	$—	$—	$9,414	$9,414	$(2,086)
Total assets at fair value	$—	$—	$9,414	$9,414	$(2,086)
__________
(a)
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), a pre-tax impairment charge of $5.3 billion was recorded related to the long-lived assets in the Ford North America segment.  The fair value measurement used to determine the impairment was based on the income approach which utilized cash flow projections consistent with the most recent Ford North America business plan approved by our Board of Directors, a terminal value, and a discount rate equivalent to a market participant's weighted average cost of capital.  See Note 3 for additional discussion of this impairment.

(b)
In accordance with the provisions of SFAS No. 144, we recorded a pre-tax impairment of $18 million related to the ACH Milan plant classified as held for sale.  The fair value measurement used to determine the impairment reflects the expected proceeds based on June 30, 2008 conditions.  See Note 8 for additional discussion of this impairment.

(c)
In accordance with the provisions of SFAS No. 144, we recorded a pre-tax impairment of $2.1 billion related to certain vehicle lines included in our Financial Services sector Net investment in operating leases.  The fair value used to determine the impairment was measured by discounting the contractual payments and estimated auction proceeds.  The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.  See Note 3 for additional discussion of this impairment.

Including the second quarter losses shown above, losses for the first half of 2008 for the Automotive and Financial Services sectors were $5.8 billion and $2.1 billion, respectively.

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

We have elected to apply hedge accounting to certain derivative instruments in both the Automotive and Financial Services sectors.  For the Automotive sector, our hedge accounting policies are consistent with the prior year.  For the Financial Services sector, beginning in the first quarter of 2008, we have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt.  The risk being hedged is the risk of changes in fair value of the hedged item attributable to changes in the benchmark interest rate.  We use regression analysis to assess fair value hedge effectiveness under the "long-haul" method.  See Note 23 of the Notes to the Financial Statements in our 2007 Form 10-K Report for a detailed description of our derivative instruments and hedge accounting designations.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for our Automotive and Financial Services sectors (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007	Income Statement Classification
Automotive Sector
Cash flow hedges:
Impact of discontinued hedges	$—	$177	$1	$187	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	—	—	(1)	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	75	9	423	41	Automotive cost of sales
Foreign currency derivatives on operating exposures (a) (b)	18	13	526	21	Automotive cost of sales
Foreign currency derivatives on investment portfolios	(1)	—	(35)	—	Automotive interest income and other non-operating income/(expense), net
Other	(2)	(4)	(2)	(58)	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$(30)	$—	$(43)	$—	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	18	—	39	—	Interest expense
Derivatives not designated as hedging instruments:
Interest rate swaps	35	(268)	(45)	(238)	Financial Services revenues
Foreign currency swaps and forward contracts (a)	(315)	(454)	81	(461)	Financial Services revenues
Other	(1)	—	—	—	Financial Services revenues
__________
(a)
These gains/(losses) were related to foreign currency derivatives and were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Includes amounts released from Accumulated other comprehensive income/(loss) to income related to cash flow hedges de-designated prior to maturity.

Item 1. Financial Statements (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

We do not net positions with our counterparties for purposes of our balance sheet presentation and disclosure.  The following table summarizes the estimated fair value of our derivative instruments (in millions):

	June 30, 2008		December 31, 2007
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$485	$131	$617	$195
Derivatives not designated as hedging instruments	941	186	757	188
Total derivative instruments	$1,426	$317	$1,374	$383
Financial Services Sector
Fair value hedges	$140	$25	$—	$—
Derivatives not designated as hedging instruments	2,008	1,270	2,811	1,349
Total derivative instruments	$2,148	$1,295	$2,811	$1,349

NOTE 12. RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2008	2007	2008	2007	2008	2007
Service cost	$95	$105	$113	$161	$78	$95
Interest cost	672	658	418	399	428	449
Expected return on assets	(866)	(870)	(474)	(467)	(80)	(66)
Amortization of:
Prior service costs/(credits)	94	66	27	27	(222)	(246)
(Gains)/Losses and other	4	13	57	110	87	181
Separation programs	32	(11)	18	49	4	(7)
(Gain)/Loss from curtailment	—	—	—	—	(100)	(148)
Costs allocated to Visteon	—	—	—	—	1	1
Net expense/(income)	$31	$(39)	$159	$279	$196	$259
__________
*	Includes held-for-sale operations.

	First Half
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2008	2007	2008	2007	2008	2007
Service cost	$189	$226	$236	$321	$156	$189
Interest cost	1,344	1,305	861	794	861	895
Expected return on assets	(1,732)	(1,740)	(992)	(930)	(159)	(133)
Amortization of:
Prior service costs/(credits)	188	134	54	53	(438)	(514)
(Gains)/Losses and other	8	26	108	221	174	371
Separation programs	205	821	42	126	11	15
(Gain)/Loss from curtailment	—	176	—	(14)	(111)	(1,108)
Costs allocated to Visteon	—	—	—	—	3	2
Net expense/(income)	$202	$948	$309	$571	$497	$(283)
__________
*	Includes held-for-sale operations.

In the second quarter of 2008, we recorded a $100 million OPEB curtailment gain associated with employee separations in Automotive cost of sales.  As a result of this curtailment, we remeasured the U.S. hourly retiree health care plan as of June 30, 2008, which reduced our obligation by about $1.1 billion.

Item 1. Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

Effective August 1, 2008, the Company-paid retiree basic life insurance benefit was capped at $25,000 for eligible existing and future salaried retirees.  Salaried employees hired on or after January 1, 2004 are not eligible for retiree basic life insurance.  The obligation decreased by about $850 million as a result of this benefit change.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations, and union agreements.  From time to time, we make contributions beyond those legally required.

Pension.  On June 2, 2008, in connection with the sale of Jaguar Land Rover, we contributed about $600 million to the Jaguar and Land Rover pension plans.  In addition to this amount, during the first half of 2008, we contributed $1.1 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $500 million in 2008, for a total of $2.2 billion this year (including Jaguar Land Rover).  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2008.

Life Insurance.  During 2008 we expect to withdraw about $80 million from our Voluntary Employee Beneficiary Association trust ("VEBA") as reimbursement for U.S. hourly retiree life insurance benefit payments.

NOTE 13. SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In the first quarter of 2008, we changed the reporting structure of our Automotive sector to separately disclose the following seven segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, 4) Volvo, 5) Ford Asia Pacific Africa, 6) Mazda, and 7) Jaguar Land Rover and Aston Martin.  Automotive sector prior period information has been reclassified into these seven segments, and is provided for these segments in the table below.  Included in each segment described below are the associated costs to design, develop, manufacture, and service vehicles and parts.

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

The Mazda segment includes the equity income/(loss) associated with our investment in Mazda (33.4% of Mazda's profit after tax), as well as certain of our Mazda-related investments.

Prior to the sale of these brands, the Jaguar Land Rover and Aston Martin segment included primarily the sale of Jaguar Land Rover and Aston Martin vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa).  In May 2007 and June 2008, respectively, we completed the sale of Aston Martin and Jaguar Land Rover; sales of Aston Martin and Jaguar Land Rover vehicles and related service parts throughout the world are included within this segment for the period until each brand's respective date of sale.

Item 1. Financial Statements (Continued)

NOTE 13. SEGMENT INFORMATION (Continued)

The Other Automotive component of the Automotive sector consists primarily of centrally-managed net interest expense and related fair market value adjustments.

Transactions among Automotive segments generally are presented on a "where-sold," absolute-cost basis, which reflects the profit/(loss) on the sale within the segment making the ultimate sale to an external entity.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.  Beginning with the first quarter of 2008, income/(loss) before income taxes on vehicle component sales by Volvo or Jaguar Land Rover to each other or to any other segment and by the Ford-brand segments to either Volvo or Jaguar Land Rover are reflected in the results for the segment making the vehicle component sale.

Financial Services Sector

The Financial Services sector includes the following segments: 1) Ford Credit and 2) Other Financial Services.  Ford Credit provides vehicle-related financing, leasing, and insurance.  Other Financial Services includes a variety of business including holding companies, real-estate, and the financing and leasing of some Volvo vehicles in Europe.

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover and Aston Martin	Other	Total
SECOND QUARTER 2008
Sales/Revenues
External customer	$14,219	$2,346	$11,559	$4,326	$1,778	$—	$2,829	$—	$37,057
Intersegment	71	—	263	30	—	—	22	—	386
Income
Income/(Loss) before income taxes (a)	(7,153)	388	579	(152)	43	(111)	75	(279)	(6,610)

SECOND QUARTER 2007
Sales/Revenues
External customer	$18,961	$1,827	$9,203	$4,373	$1,727	$—	$4,015	$—	$40,106
Intersegment	65	—	238	41	—	—	34	—	378
Income
Income/(Loss) before income taxes	(67)	255	184	(91)	18	72	557	(107)	821

	Financial Services Sector (b)				Total Company
		Other
	Ford	Financial
	Credit	Services	Elims	Total	Elims (c)	Total
SECOND QUARTER 2008
Sales/Revenues
External customer	$4,346	$109	$—	$4,455	$—	$41,512
Intersegment	242	6	(1)	247	(633)	—
Income
Income/(Loss) before income taxes	(2,380)	(40)	—	(2,420)	—	(9,030)

SECOND QUARTER 2007
Sales/Revenues
External customer	$4,075	$61	$—	$4,136	$—	$44,242
Intersegment	223	8	(4)	227	(605)	—
Income
Income/(Loss) before income taxes	112	(7)	—	105	—	926
__________
(a)
For our Mazda segment, Income/(Loss) before income taxes primarily reflects a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan.

(b)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(c)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 13.  SEGMENT INFORMATION (Continued)

(In millions)

	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover and Aston Martin	Other	Total
FIRST HALF 2008
Sales/Revenues
External customer	$31,329	$4,188	$21,714	$8,523	$3,446	$—	$6,974	$—	$76,174
Intersegment	289	—	489	57	—	—	63	—	898
Income
Income/(Loss) before income taxes (a)	(7,598)	645	1,307	(303)	39	(62)	75	(461)	(6,358)
Total assets at June 30									108,339

FIRST HALF 2007
Sales/Revenues
External customer	$37,520	$3,110	$17,835	$8,945	$3,496	$—	$7,830	$—	$78,736
Intersegment	317	—	425	68	—	—	70	—	880
Income
Income/(Loss) before income taxes	(769)	368	392	(1)	(10)	93	858	(448)	483
Total assets at June 30									123,192

	Financial Services Sector (b)				Total Company
		Other
	Ford	Financial
	Credit	Services	Elims	Total	Elims (c)	Total
FIRST HALF 2008
Sales/Revenues
External customer	$8,659	$207	$—	$8,866	$—	$85,040
Intersegment	480	12	(2)	490	(1,388)	—
Income
Income/(Loss) before income taxes	(2,348)	(8)	—	(2,356)	—	(8,714)
Total assets at June 30	164,401	10,485	(9,770)	165,116	(3,005)	270,450

FIRST HALF 2007
Sales/Revenues
External customer	$8,394	$131	$—	$8,525	$—	$87,261
Intersegment	441	14	(6)	449	(1,329)	—
Income
Income/(Loss) before income taxes	406	(7)	—	399	—	882
Total assets at June 30	165,461	10,647	(10,634)	165,474	(727)	287,939
__________
(a)
For our Mazda segment, Income/(Loss) before income taxes primarily reflects a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan.

(b)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(c)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 14. GUARANTEES

At June 30, 2008, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and economic growth.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $8 million; the fair value ascribed to these guarantees was determined to be insignificant.  These guarantees and the guarantee of the Notes described in the succeeding paragraph were issued prior to December 31, 2002.  Therefore, fair value measurement and recognition is not required.

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

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 31, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $16 million at June 30, 2008.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include but are not limited to claims against any of the following:  environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealers, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

	First Half
	2008	2007
Beginning balance	$4,862	$5,235
Payments made during the period	(1,642)	(1,685)
Changes in accrual related to warranties issued during the period	1,338	1,587
Changes in accrual related to pre-existing warranties	(72)	(162)
Foreign currency translation and other	110	103
Ending balance	$4,596	$5,078

Item 1. Financial Statements (Continued)

NOTE 15. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
Net income/(loss)	$(8,667)	$750	$(8,567)	$468
Other comprehensive income/(loss)
Foreign currency translation	(1,452)	658	(531)	686
Employee benefit-related	1,184	375	1,280	(547)
Gain/(loss) on derivative instruments	(252)	(78)	(27)	(407)
Net holding gain/(loss)	(6)	5	(33)	(32)
Total other comprehensive income/(loss)	(526)	960	689	(300)
Total comprehensive income/(loss)	$(9,193)	$1,710	$(7,878)	$168

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2008 and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2008, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in reportable segments discussed in Notes 13, 18 and 25 to the consolidated financial statements, as to which the date is June 2, 2008, we expressed an unqualified opinion (with explanatory paragraphs relating to changes in the method of accounting for conditional asset retirement obligations in 2005, the method of accounting for defined benefit pension and other postretirement plans, the timing of the annual goodwill and other intangible assets impairment testing, and the amortization method for special tools in 2006 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
August 8, 2008

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $8.7 billion or $3.88 per share of Common and Class B Stock in the second quarter of 2008, down from net income of $750 million or $0.31 per share in the second quarter of 2007.

Results by business sector for the second quarter of 2008 and 2007 are shown below (in millions):

	Second Quarter
	2008	2007	2008 Over/(Under) 2007
Income/(Loss) before income taxes
Automotive sector	$(6,610)	$821	$(7,431)
Financial Services sector	(2,420)	105	(2,525)
Total Company	(9,030)	926	(9,956)
Provision for/(Benefit from) income taxes	(444)	123	(567)
Minority interests in net income/(loss) of subsidiaries *	89	85	4
Income/(Loss) from continuing operations	(8,675)	718	(9,393)
Income/(Loss) from discontinued operations	8	32	(24)
Net income/(loss)	$(8,667)	$750	$(9,417)
___________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $156 million and $139 million in the second quarter of 2008 and 2007, respectively.

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the second quarter 2008 and 2007 special items by segment or business unit (in millions):

	Second Quarter – Income/(Loss)
Automotive Sector	2008	2007
Ford North America
Fixed asset impairment charges	$(5,300)	$—
Gain/(Loss) on sale of ACH plants/assets	(303)	—
Job Security Benefits and personnel-reduction programs	(274)	55
U.S. dealer reductions (including investment write-offs)	(39)	—
Retiree health care curtailment gain	100	148
Total Ford North America	(5,816)	203
Ford Europe
Personnel-reduction programs/Other	(3)	(78)
Volvo
Personnel-reduction programs	(23)	—
U.S. dealer reductions (including investment write-offs)	(9)	—
Ford Asia Pacific Africa
Personnel-reduction programs	(7)	(8)
Mazda
Impairment of dealer network goodwill	(214)	—
Other Automotive
Gain on exchange of debt securities for equity	57	—
Jaguar Land Rover and Aston Martin
Loss on sale of Jaguar Land Rover	(106)	—
Net gains/(losses) on certain Jaguar Land Rover undesignated hedges	(1)	182
Personnel-reduction programs	(1)	(32)
Sale of Aston Martin (primarily the gain on sale)	—	206
Jaguar Land Rover operating profits for 2008/Other	183	(30)
Total Jaguar Land Rover and Aston Martin	75	326
Total Automotive sector	(5,940)	443

Financial Services Sector
Ford Credit net operating lease impairment charges	(2,086)	—
Total	$(8,026)	$443

Included in Provision for/(Benefit from) income taxes are tax benefits of $727 million for the second quarter of 2008 that we consider to be special items.  This amount primarily consists of the tax effects of the pre-tax special items listed above, and a $645 million benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.  We believe that the trends, particularly for year-over-year changes in profitability, cost changes, and market share, generally are important and may be indicative of the direction of our business unless our disclosures indicate otherwise.

AUTOMOTIVE SECTOR

Details by segment or business unit of Income/(Loss) before income taxes for the second quarter of 2008 and 2007 are shown below (in millions), with Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	Second Quarter
	2008	2007	2008 Over/ (Under) 2007
Ford North America	$(7,153)	$(67)	$(7,086)

Ford South America	388	255	133

Ford Europe	579	184	395

Volvo	(152)	(91)	(61)

Ford Asia Pacific Africa	43	18	25

Mazda	(111)	72	(183)
Total ongoing Automotive operations	(6,406)	371	(6,777)

Other Automotive	(279)	(107)	(172)
Total ongoing Automotive	(6,685)	264	(6,949)

Jaguar Land Rover and Aston Martin	75	557	(482)
Total Automotive sector	$(6,610)	$821	$(7,431)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the second quarter of 2008 and 2007 are shown below:

	Second Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$14.2	$19.0	$(4.8)	(25)%	679	816	(137)	(17)%

Ford South America	2.4	1.8	0.6	28	118	110	8	7

Ford Europe	11.5	9.2	2.3	26	532	509	23	5

Volvo	4.3	4.4	(0.1)	(1)	107	125	(18)	(14)

Ford Asia Pacific Africa (d)	1.7	1.7	—	3	125	135	(10)	(7)
Total ongoing Automotive operations	34.1	36.1	(2.0)	(5)	1,561	1,695	(134)	(8)

Jaguar Land Rover and Aston Martin	2.9	4.0	(1.1)	(30)	51	78	(27)	(35)
Total Automotive sector	$37.0	$40.1	$(3.1)	(8)	1,612	1,773	(161)	(9)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
(b)
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

(c)	Includes sales of Mazda6 by our consolidated subsidiary, AAI.
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 49,000 and 55,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2008 and 2007, along with the level of dealer stocks as of June 30, 2008 and 2007, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
United States (b)	14.4%	15.6%	(1.2	) pts	559	557	2
South America (b) (c)	9.5	10.9	(1.4)		38	29	9
Europe (b) (d)	8.5	8.3	0.2		361	338	23
Volvo – United States/Europe (d)	0.5/1.3	0.6/1.4	(0.1)/(0.1)		20/41	24/46	(4)/(5)
Asia Pacific Africa (b) (e) (f)	1.9	2.2	(0.3)		62	60	2
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Market share includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
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

Overall Automotive Sector

The decline in results primarily reflected fixed asset impairment charges in Ford North America ($5.3 billion), unfavorable volume and mix ($1.3 billion), higher charges for Job Security Benefits and personnel-reduction programs (about $300 million), a loss on the sale of ACH plants and assets (about $300 million), lower interest income and mark-to-market adjustments for changes in currency exchange rates on intercompany loans offset partially by lower interest expense (about $200 million), a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan (about $200 million), the non-recurrence of the gain on sale of Aston Martin (about $200 million), lower net pricing (about $200 million), the reduction of net gains on certain Jaguar Land Rover undesignated hedges (about $200 million), and unfavorable changes in currency exchange rates (about $200 million).  These factors were offset partially by favorable cost changes ($1 billion).

The table below details our second quarter 2008 cost changes at constant volume, mix and exchange, excluding special items (in billions):

Explanation of Cost Changes		2008 Better/(Worse) Than 2007
Spending-related	Primarily the non-recurrence of accelerated depreciation and amortization related to recently-closed facilities.	$0.3
Overhead	Primarily salaried personnel reductions.	0.2
Pension and OPEB	Primarily health care efficiencies.	0.2
Manufacturing and engineering	Primarily hourly and salaried personnel reductions in North America and efficiencies in our plants and processes, offset partially by higher engineering expenses.	0.2
Advertising & sales promotions	Primarily lower costs in North America.	0.1
Warranty-related	Primarily favorable adjustments to Volvo and South America warranty costs, offset partially by the non-recurrence of adjustments to North America warranty reserves.	—
Net product costs	Primarily commodity cost increases and added product content, offset partially by material cost reductions.	—
	Total	$1.0

The decline in revenue was more than explained by North America results including lower wholesale unit volumes, adverse product mix, and lower net pricing, offset partially by favorable changes in currency exchange rates in all other segments.

Ford North America Segment.  The decline in earnings primarily reflected fixed asset impairment charges, unfavorable volume and mix, higher charges for Job Security Benefits and personnel-reduction programs, lower net pricing, and a loss on the sale of ACH plants and assets, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower spending-related costs, manufacturing and engineering costs, pension and OPEB costs, and overhead costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The increase in earnings primarily reflected higher net pricing and favorable volume and mix, offset partially by unfavorable changes in currency exchange.

Ford Europe Segment.  The increase in earnings primarily reflected favorable volume and mix, favorable cost changes, lower charges for personnel-reduction programs, and favorable net pricing, offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected lower overhead costs, pension costs, advertising and sales promotion costs, and net product costs, offset partially by higher manufacturing and engineering costs.

Volvo Segment.  The decline in earnings primarily reflected unfavorable volume and mix, lower net pricing, unfavorable changes in currency exchange rates, and higher charges for personnel-reduction programs, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, overhead costs, warranty-related costs, advertising and sales promotion costs, and spending-related costs.

Ford Asia Pacific Africa Segment.  The increase in earnings was more than explained by higher net pricing.

Mazda Segment.  The decline in results primarily reflected a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan.

Other Automotive.  The decline in earnings primarily reflected lower interest income (primarily reflecting lower interest rates) and mark-to-market adjustments for changes in exchange rates on intercompany loans, offset partially by lower interest expense.

Jaguar Land Rover and Aston Martin Segment.  The decrease in earnings primarily reflected the non-recurrence of the gain on sale of Aston Martin, the reduction of net gains on certain Jaguar Land Rover undesignated hedges, and the loss on the sale of Jaguar Land Rover.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the second quarter of 2008 and 2007 are shown below (in millions):

	Second Quarter
	2008	2007	2008 Over/(Under) 2007
Ford Credit	$(2,380)	$112	$(2,492)
Other Financial Services	(40)	(7)	(33)
Total	$(2,420)	$105	$(2,525)

Ford Credit

The decrease in earnings primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008.  This decline in auction values contributed to:  an impairment charge to Ford Credit's North America segment operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion), higher depreciation expense for lease vehicles (about $500 million), and a higher provision for credit losses (about $500 million).  These factors were offset partially by the non-recurrence of net losses related to market valuation adjustments from derivatives (about $300 million), higher financing margin primarily attributable to lower borrowing costs (about $100 million), a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million), and lower expenses primarily reflecting improved operating costs (about $100 million).

During the second quarter of 2008, higher fuel prices and the weak economic climate in the United States and Canada resulted in a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values, in particular for used full-size trucks and traditional SUVs.  At the end of the quarter, Ford Credit completed its quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional SUVs.

As a result of the market factors and Ford Credit's adequacy study results, Ford Credit tested the operating leases of its North America segment for recoverability as of June 30, 2008 and recorded a pre-tax impairment charge of $2.1 billion.  This charge represents the amount by which the carrying value of certain vehicle lines, primarily full-size trucks and traditional SUVs, in Ford Credit's lease portfolio exceeded their fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

About 60% of Ford Credit's net investment in operating leases is included in on-balance sheet private securitizations, and $1.3 billion of the impairment charge is attributable to the assets included in these securitizations.  Ford Credit structured the enhancements in its operating lease securitizations to protect investors against residual and credit losses.  Ford Credit expects that these enhancements will be sufficient to cover projected residual losses that supported the impairment charge.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	June 30, 2008	December 31, 2007	2008 Over/(Under) 2007
On-balance sheet (including on-balance sheet securitizations)*	$135.7	$141.1	$(5.4)
Unearned interest supplements – Finance receivables	1.0	—	1.0
Securitized off-balance sheet	3.0	6.0	(3.0)
Managed	$139.7	$147.1	$(7.4)

Serviced	$140.2	$148.0	$(7.8)
__________
*
At June 30, 2008 and December 31, 2007, includes finance receivables of $77.4 billion and $67.2 billion, respectively, which have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at June 30, 2008 and December 31, 2007, includes net investment in operating leases of $15.2 billion and $18.9 billion, respectively, which have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors until the associated debt or other obligations are satisfied.

The decrease in managed receivables from year-end 2007 was more than explained by lower North America receivables, the impact of divestitures, and the impairment charge for operating leases, offset partially by changes in currency exchange rates.

The following table shows worldwide credit losses, net of recoveries (which are referred to as "charge-offs") for Ford Credit, for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	Second Quarter
	2008	2007	2008 Over/(Under) 2007
Charge-offs (in millions)
On-balance sheet	$246	$125	$121
Managed	254	139	115

Loss-to-Receivables Ratios
On-balance sheet	0.70%	0.36%	0.34	pts. .
Managed	0.70	0.38	0.32

The increases in charge-offs and loss-to-receivable ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity (i.e., average loss per repossession) mainly due to the overall auction value deterioration in the used vehicle market, along with an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in its portfolio.

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables ( i.e., finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	June 30, 2008	December 31, 2007	2008 Over/(Under) 2007

Allowance for credit losses (in millions)	$1,493	$1,090	$403
Allowance as a percentage of end-of-period receivables	1.08%	0.77%	0.31	pts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the second quarter of 2008, Ford Credit updated its assumptions to reflect higher severities, which increased its allowance for credit losses by about $190 million at June 30, 2008.  The total increase in allowance for credit losses is consistent with the increase in charge-offs and the change in Ford Credit's severity assumptions.  The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value, and contract term.  As of June 30, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007 and down from about 8% in 2000, consistent with Ford Credit's efforts to improve the credit quality of its portfolio.

Other Financial Services

The decrease in earnings primarily reflected the non-recurrence of gains related to real estate sales transactions and market valuation adjustments from derivatives.

FIRST HALF RESULTS OF OPERATIONS

Our worldwide net loss was $8.6 billion or $3.87 per share of Common and Class B Stock in the first half of 2008, down from net income of $468 million or $0.22 per share in the first half of 2007.

Results by business sector for the first half of 2008 and 2007 are shown below (in millions):

	First Half
	2008	2007	2008 Over/ (Under) 2007
Income/(Loss) before income taxes
Automotive sector	$(6,358)	$483	$(6,841)
Financial Services sector	(2,356)	399	(2,755)
Total Company	(8,714)	882	(9,596)
Provision for/(Benefit from) income taxes	(349)	305	(654)
Minority interests in net income/(loss) of subsidiaries *	211	143	68
Income/(Loss) from continuing operations	(8,576)	434	(9,010)
Income/(Loss) from discontinued operations	9	34	(25)
Net income/(loss)	$(8,567)	$468	$(9,035)
___________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $370 million and $237 million in the first half of 2008 and 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the first half 2008 and 2007 special items by segment or business unit (in millions):

	First Half – Income/(Loss)
	2008	2007
Ford North America
Fixed asset impairment charges	$(5,300)	$—
Job Security Benefits and personnel-reduction programs	(505)	(819)
Gain/(Loss) on sale of ACH plants/assets	(305)	—
U.S. dealer reductions (including investment write-offs)	(147)	—
Ballard restructuring	(70)	—
Pension curtailment charges	—	(175)
Retiree health care curtailment gain	111	1,108
Total Ford North America	(6,216)	114
Ford Europe
Personnel-reduction programs/Other	(14)	(89)
Volvo
Personnel-reduction programs	(23)	(4)
U.S. dealer reductions (including investment write-offs)	(9)	—
Ford Asia Pacific Africa
Personnel-reduction programs	(12)	(10)
Mazda
Impairment of dealer network goodwill	(214)	—
Other Automotive
Gain on exchange of debt securities for equity	73	—
Jaguar Land Rover and Aston Martin
Jaguar Land Rover held-for-sale impairment	(421)	—
Loss on sale of Jaguar Land Rover	(106)	—
Net gains/(losses) on certain Jaguar Land Rover undesignated hedges	(19)	182
Personnel-reduction programs	(4)	(39)
Sale of Aston Martin (primarily the gain on sale)	—	214
Jaguar Land Rover operating profits for 2008/Other	625	(38)
Total Jaguar Land Rover and Aston Martin	75	319
Total Automotive sector	(6,340)	330

Financial Services Sector
Ford Credit net operating lease impairment charges	(2,086)	—
Total	$(8,426)	$330

Included in Provision for/(Benefit from) income taxes are tax benefits of $719 million for the first half of 2008 that we consider to be special items.  This amount primarily consists of the tax effects of the pre-tax special items listed above, and a $645 million benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.  We believe that the trends, particularly for year-over-year changes in profitability, cost changes, and market share, generally are important and may be indicative of the direction of our business unless our disclosures indicate otherwise.

AUTOMOTIVE SECTOR

Details by segment or business unit of Income/(Loss) before income taxes for the first half of 2008 and 2007 are shown below (in millions), with Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	First Half
	2008	2007	2008 Over/(Under) 2007
Ford North America	$(7,598)	$(769)	$(6,829)

Ford South America	645	368	277

Ford Europe	1,307	392	915

Volvo	(303)	(1)	(302)

Ford Asia Pacific Africa	39	(10)	49

Mazda	(62)	93	(155)
Total ongoing Automotive operations	(5,972)	73	(6,045)

Other Automotive	(461)	(448)	(13)
Total ongoing Automotive	(6,433)	(375)	(6,058)

Jaguar Land Rover and Aston Martin	75	858	(783)
Total Automotive sector	$(6,358)	$483	$(6,841)

Details by segment of sales and wholesale unit volumes for the first half of 2008 and 2007 are shown below:

	First Half
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$31.3	$37.5	$(6.2)	(17)%	1,383	1,560	(177)	(11)%

Ford South America	4.2	3.1	1.1	35	210	194	16	8

Ford Europe	21.7	17.8	3.9	22	1,032	1,009	23	2

Volvo	8.5	9.0	(0.5)	(5)	213	253	(40)	(16)

Ford Asia Pacific Africa (d)	3.4	3.5	(0.1)	—	254	261	(7)	(3)
Total ongoing Automotive operations	69.1	70.9	(1.8)	(2)	3,092	3,277	(185)	(6)

Jaguar Land Rover and Aston Martin	7.0	7.8	(0.8)	(11)	125	146	(21)	(14)
Total Automotive sector	$76.1	$78.7	$(2.6)	(3)	3,217	3,423	(206)	(6)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
(b)
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

(c)	Includes sales of Mazda6 by our consolidated subsidiary, AAI.
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 104,000 and 93,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first half of 2008 and 2007, along with the level of dealer stocks as of June 30, 2008 and 2007, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
United States (b)	14.7%	15.4%	(0.7	) pts.	559	557	2
South America (b) (c)	9.5	11.0	(1.5)		38	29	9
Europe (b) (d)	8.7	8.7	—		361	338	23
Volvo – United States/Europe (d)	0.6/1.4	0.6/1.5	—/(0.1)		20/41	24/46	(4)/(5)
Asia Pacific Africa (b) (e) (f)	1.9	2.2	(0.3)		62	60	2
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
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

Overall Automotive Sector

The decline in results primarily reflected fixed asset impairment charges in Ford North America ($5.3 billion), unfavorable volume and mix ($2 billion), lower retiree health care curtailment gains related to our hourly separation programs ($1 billion), the Jaguar Land Rover held-for-sale impairment of carrying value in the first quarter of 2008 (about $400 million), unfavorable changes in currency exchange rates (about $400 million), and a loss on the sale of ACH plants and assets (about $300 million).  These factors were offset partially by favorable cost changes ($2.7 billion).

The table below details our first half 2008 cost changes at constant volume, mix and exchange, excluding special items (in billions):

Explanation of Cost Changes		2008 Better/(Worse) Than 2007
Spending-related	Primarily the non-recurrence of accelerated depreciation and amortization related to recently-closed facilities.	$0.6
Net product costs	Primarily favorable material cost reductions, offset partially by added product content and commodity cost increases in excess of favorable mark-to-market adjustments on commodity hedges.	0.6
Manufacturing and engineering	Primarily hourly and salaried personnel reductions in North America and efficiencies in our plants and processes, offset partially by higher engineering expenses.	0.5
Overhead	Primarily salaried personnel reductions.	0.3
Pension and OPEB	Primarily health care efficiencies.	0.3
Advertising & sales promotions	Primarily lower costs in North America.	0.2
Warranty-related	Primarily favorable adjustments to Ford Europe warranty reserves.	0.2
	Total	$2.7

The decline in revenue primarily reflected North America results including lower wholesale unit volumes and adverse product mix, offset partially by changes in favorable currency exchange rates in all other segments.

Ford North America Segment.  The decline in earnings primarily reflected fixed asset impairment charges, unfavorable volume and mix, lower retiree health care curtailment gains related to our hourly separation programs, and lower net pricing, offset partially by favorable cost changes and lower charges for Job Security Benefits and personnel-reduction programs.  The favorable cost changes primarily reflected lower spending-related costs, manufacturing and engineering costs, net product costs, overhead costs and pension and OPEB costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The increase in earnings primarily reflected higher net pricing and favorable volume and mix, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs and manufacturing and engineering costs, offset partially by lower warranty-related costs.

Ford Europe Segment.  The increase in earnings primarily reflected favorable cost changes, favorable volume and mix, higher net pricing, improved profits at Ford Otosan, and lower charges for personnel-reduction programs, offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected lower net product costs, warranty-related costs, pension costs, overhead costs, spending-related costs, and advertising and sales promotion costs, offset partially by higher manufacturing and engineering costs.

Volvo Segment.  The decline in earnings primarily reflected unfavorable volume and mix, lower net pricing, unfavorable changes in currency exchange rates, and higher charges for personnel-reduction programs, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, net product costs, warranty-related costs, overhead costs, and advertising and sales promotion costs.

Ford Asia Pacific Africa Segment.  The improvement in results primarily reflected favorable cost changes and higher net pricing, offset partially by unfavorable changes in currency exchange.  The favorable cost changes primarily reflected lower net product costs, warranty-related costs, overhead costs, manufacturing and engineering costs, and advertising and sales promotion costs.

Mazda Segment. The decline in results primarily reflected a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan.

Other Automotive.  The decline in earnings primarily reflected lower returns on our cash portfolio and on the assets held in the temporary asset account ("Temporary Asset Account") established pursuant to the terms of the settlement agreement dated March 28, 2008 among us, the UAW and class representatives concerning retiree health care obligations for current and former UAW-represented Ford employees (the "Retiree Health Care Settlement Agreement").  These factors were offset partially by mark-to-market adjustments for changes in exchange rates on intercompany loans, lower interest expense, and gains on exchanges of debt securities for equity.

Jaguar Land Rover and Aston Martin Segment.  The decline in earnings was more than explained by the Jaguar Land Rover held-for-sale impairment of carrying value in the first quarter of 2008, the non-recurrence of the gain on sale of Aston Martin, and the reduction of net gains on certain Jaguar Land Rover undesignated hedges.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the first half of 2008 and 2007 are shown below (in millions):

	First Half
	2008	2007	2008 Over/(Under) 2007

Ford Credit	$(2,348)	$406	$(2,754)
Other Financial Services	(8)	(7)	(1)
Total	$(2,356)	$399	$(2,755)

Ford Credit

The decrease in earnings primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008.  This decline in auction values contributed to: an impairment charge to Ford Credit's North America segment operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion); a higher provision for credit losses (about $800 million); and higher depreciation expense for leased vehicles (about $600 million).  These factors were offset partially by lower expenses primarily reflecting improved operating costs and the non-recurrence of costs associated with Ford Credit's North American business transformation initiative (about $200 million), the non-recurrence of net losses related to market valuation adjustments from derivatives (about $200 million), higher financing margin primarily attributable to lower borrowing costs (about $200 million), and a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows worldwide credit losses, net of recoveries (which are referred to as "charge-offs") for Ford Credit, for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	First Half
	2008	2007	2008 Over/(Under) 2007
Charge-offs (in millions)
On-balance sheet	$475	$232	$243
Managed	497	264	233

Loss-to-Receivables Ratios
On-balance sheet	0.67%	0.34%	0.33	pts..
Managed	0.68	0.36	0.32

The increases in charge-offs and loss-to-receivable ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity mainly due to the overall auction value deterioration in the used vehicle market, along with an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in its portfolio.

Residual Risk

Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit.  Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle.  Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.

In the second quarter of 2008, Ford Credit recorded a pre-tax impairment charge of $2.1 billion on its North America segment operating lease portfolio.

North America Retail Operating Lease Experience.  Ford Credit uses various statistics to monitor its residual risk:

•	Placement volume measures the number of leases Ford Credit purchases in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to Ford Credit by customers at lease end.

The following table shows operating lease placement, termination and return volumes for Ford Credit's North America segment, which accounted for about 97% of its total investment in operating leases at June 30, 2008 (in thousands, except for percentages):

	Second Quarter		First Half
	2008	2007	2008	2007
Placements	106	139	219	249
Terminations	110	108	204	199
Returns	94	85	173	157

Memo:
Return rates	85%	78%	85%	79%

The decline in placement volumes in the second quarter of 2008 compared with the same period a year ago primarily reflected lower U.S. industry volumes and market share.  The higher return volumes and rates are consistent with a decrease in auction values relative to Ford Credit's expectations at the time of contract purchase and a shift in consumer preferences from full-size trucks and traditional SUVs.  Lease placements, which have grown annually since 2003, began to decrease in the first half of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience.  The following table shows return volumes for Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant second quarter 2008 vehicle mix for lease terms comprising about 70% of Ford Credit's active Ford, Lincoln and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Second Quarter		First Half
	2008	2007	2008	2007
Returns
24-Month term	24	22	53	47
36-Month term	14	16	28	30
39-Month term/Other term	5	10	10	19
Total returns	43	48	91	96

Memo:
Return rates	87%	81%	87%	82%

Auction Values at Constant Second Quarter 2008 Vehicle Mix
24-Month term	$14,570	$17,305	$15,345	$17,260
36-Month term	12,685	15,060	13,160	15,110

In the second quarter of 2008, Ford, Lincoln and Mercury brand U.S. return volumes were down 5,000 units compared with the same period a year ago. However, the return rate increased to 87% consistent with a decrease in auction values compared to Ford Credit's expectations of lease-end values at the time of contract purchase, and reflecting a shift in consumer preferences away from full-size trucks and traditional SUVs.  Auction values at constant second quarter 2008 mix for 24-month and 36-month lease vehicles were down $2,735 per unit or 15.8% and $2,375 per unit or 15.8%, respectively, from year ago levels, primarily reflecting the overall auction value deterioration in the used vehicle market.

In the second quarter of 2008, overall auction values for Ford, Lincoln and Mercury brand U.S. vehicles for 24-month and 36-month leases were down $1,415 or 8.9% and $970 or 7.1%, respectively, compared with the first quarter of 2008, at constant second quarter 2008 mix.  For the same periods, full-size truck and traditional SUV auction values for 24-month and 36-month leases were down $1,965 or 11.6% and $1,890 or 12.3%, respectively, also at constant second quarter 2008 mix.

In the first half of 2008, trends and causal factors compared with the same period a year ago were consistent with those described above.

The recent, rapid decline in auction values for used full-size trucks and traditional SUVs, together with difficult credit market conditions, has made leasing vehicles less economical than in the past.  Accordingly, Ford Credit is planning to reduce lease originations, while still offering leasing to consumers who prefer this product.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our strategy is to ensure that we have sufficient funding available with a high degree of certainty throughout the business cycle.  Our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.  In addition, our strategy includes maintaining large gross cash balances, having a long-dated debt maturity profile, and maintaining committed credit facilities.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash those assets contained in a VEBA trust that could be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees, which were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consistent with our Retiree Health Care Settlement Agreement, our 2008 gross cash calculations do not include short-term VEBA assets and Temporary Asset Account securities.  Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Cash and cash equivalents	$16.9	$18.7	$20.7	$17.1	$15.7	$16.0
Marketable securities	5.1	6.6	2.0	13.7	16.8	11.3
Loaned securities	7.4	6.7	10.3	4.6	0.7	5.3
Total cash, marketable securities and loaned securities	29.4	32.0	33.0	35.4	33.2	32.6
Securities-in-transit (a)	(0.1)	(0.7)	(0.3)	(0.3)	(0.2)	(0.5)
UAW-Ford Temporary Asset Account (b)	(2.7)	(2.6)	—	—	—	—
Short-term VEBA assets	—	—	1.9	2.3	2.2	1.8
Gross cash	$26.6	$28.7	$34.6	$37.4	$35.2	$33.9
________
(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(b)	At June 30, 2008, includes about $100 million of securities-in-transit; account value net of offsetting liability is $2.6 billion.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with U.S. GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

Changes in Automotive gross cash for the second quarter and first half of 2008 and 2007 are summarized below (in billions):

	Second Quarter		First Half
	2008	2007	2008	2007
Gross cash at end of period	$26.6	$37.4	$26.6	$37.4
Gross cash at beginning of period	28.7	35.2	34.6	33.9
Total change in gross cash (a)	$(2.1)	$2.2	$(8.0)	$3.5

Operating-related cash flows
Automotive income/(loss) before income taxes	$(0.7)	$0.8	$—	$0.5
Capital expenditures	(1.6)	(1.3)	(2.9)	(2.6)
Depreciation and special tools amortization	1.5	1.8	3.0	3.5
Changes in receivables, inventories, and trade payables	(2.2)	(0.1)	(1.6)	0.7
Other (b)	0.7	0.6	(1.5)	0.8
Subtotal	(2.3)	1.8	(3.0)	2.9
Up-front subvention payments to Ford Credit (c)	(0.8)	—	(1.6)	—
Total operating-related cash flows	(3.1)	1.8	(4.6)	2.9

Other changes in cash
Personnel separation payments	(0.2)	(0.4)	(0.3)	(1.7)
Contributions to funded pension plans	(0.2)	(0.4)	(0.8)	(1.2)
Net effect of VEBA on cash	—	0.4	(4.5)	0.7
Tax refunds and tax payments from affiliates	—	—	0.9	2.0
Acquisitions and divestitures	1.7	0.9	1.8	1.0
Other (d)	(0.3)	(0.1)	(0.5)	(0.2)
Total change in gross cash	$(2.1)	$2.2	$(8.0)	$3.5
__________
(a)
Total change in Automotive gross cash attributable to Jaguar Land Rover operations was de minimis in the second quarter of 2008, and was a $300 million net cash outflow for the first half of 2008.  Except for up-front subvention payments to Ford Credit, Jaguar Land Rover cash outflows are excluded from each line item of this table and included in Other within Other changes in cash.

(b)
In the second quarter of 2008, Other Operating cash flows were primarily driven by timing differences between the expensing of marketing, warranty and other accrued liabilities and the payment of those expenses.

(c)	Includes Jaguar Land Rover.
(d)	In the second quarter of 2008, Other primarily reflects debt reductions related to the sale of Jaguar Land Rover.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the second quarter and first half of 2008 and 2007 (in billions):

	Second Quarter		First Half
	2008 (a)	2007	2008 (a)	2007
Cash flows from operating activities of continuing operations (b)	$(2.2)	$1.3	$(1.6)	$2.8
Items included in operating-related cash flows
Capital expenditures	(1.6)	(1.3)	(2.9)	(2.6)
Net transactions between Automotive and Financial Services sectors (c)	(0.7)	0.1	(1.3)	(0.4)
Net cash flows from non-designated derivatives	0.6	0.3	0.8	0.5
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits accrual	0.2	0.4	0.3	1.7
Net (sales)/purchases of trading securities	—	0.7	—	1.5
Contributions to funded pension plans	0.2	0.4	0.8	1.2
VEBA cash flows (reimbursements for benefits paid)	—	(0.3)	—	(0.3)
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.9)	(2.0)
Other (b)	0.4	0.2	0.2	0.5
Operating-related cash flows	$(3.1)	$1.8	$(4.6)	$2.9
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover, reflecting the operations' held-for-sale status.
(b)	Includes Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Debt and Net Cash.  At June 30, 2008, our Automotive sector had total debt of $26.5 billion, compared with $27 billion at December 31, 2007.  At June 30, 2008, our Automotive sector had net cash (defined as gross cash less total debt) of about $100 million, compared with $7.6 billion at the end of 2007.  The $7.5 billion reduction in net cash reflects an $8 billion reduction in gross cash including $4.5 billion related to the VEBA, and about $500 million in lower debt.

As disclosed in our Current Report on Form 8-K filed May 1, 2008, we issued an aggregate of 37,459,540 shares of Ford Common Stock on April 30, 2008 in exchange for $360 million principal amount of our outstanding publicly-issued debt securities beneficially owned by an institutional holder of those debt securities.

Pursuant to the Retiree Health Care Settlement Agreement, on April 9, 2008 we issued to a wholly-owned subsidiary $3.3 billion principal amount of our 5.75% Senior Convertible Note Due 2013 (the "Convertible Note") and $3 billion principal amount of our 9.50% Guaranteed Secured Note Due January 1, 2018 (the "Second Lien Note").  Upon the required transfer of the Convertible Note and Second Lien Note to a new external VEBA established pursuant to the Retiree Health Care Settlement Agreement, which is expected to occur at December 31, 2009, our Automotive sector debt will increase, and our net cash will decrease, by about $6.3 billion as a result of the Convertible Note and Second Lien Note becoming outstanding at that time for financial reporting purposes.  The Convertible Note, or a portion thereof, could become outstanding prior to December 31, 2009, if we and the UAW decide to monetize all or a portion of it prior to its transfer to the new external VEBA.

Credit Facilities.*  At July 1, 2008, we had $12.2 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006 and about $700 million of Automotive unsecured credit facilities.  At June 30, 2008, $11.6 billion of these facilities were available for use.  Of the lines available for use, 98% (or $11.4 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

Financial Services Sector

Ford Credit

Debt.  At June 30, 2008, unsecured long-term debt (including notes payable within one year) was $55.6 billion, down about $7 billion from year-end 2007, primarily reflecting about $10 billion of debt maturities.  These maturities were offset partially by unsecured debt issuances of about $2 billion and an increase of about $1 billion primarily reflecting changes in currency exchange rates.  Asset-backed long-term debt (including notes payable within one year) at June 30, 2008 was $55.7 billion, up about $6 billion from year-end 2007, reflecting asset-backed long-term debt issuances in excess of amortization of asset-backed debt.  Securitized off-balance sheet funding was $2.6 billion at June 30, 2008, down about $3 billion from year-end 2007, reflecting the amortization of previous securitizations.

______________________________
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Strategy. As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time. While it has continued to access the unsecured debt market when it makes sense to do so, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and has allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2008 funding requirements through securitizations, and to continue to diversify its asset-backed funding by asset class and region. In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail financing). Ford Credit is continuing to explore and execute such alternative business arrangements.

Consistent with the overall market, Ford Credit has been impacted by volatility in the asset-backed securities markets that began in August 2007.  Since then, Ford Credit has experienced higher credit spreads and, in certain circumstances, shorter maturities in its public and private securitization issuances.  In addition, committed liquidity program renewals have come at a higher cost.  Given present market conditions, Ford Credit expects that its credit spreads and the cost of renewing its committed liquidity programs will continue to be higher in 2008 than prior to August 2007.  About 25% of Ford Credit's committed capacity is up for renewal during the remainder of 2008.  Given the nature of its asset-backed committed facilities, Ford Credit has the ability to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If auction values for used vehicles continue to weaken or further reductions occur in the market capacity for the types of asset-backed securities used in Ford Credit's asset-backed funding, there could be increased risk to Ford Credit's funding plan. As a result, Ford Credit may need to reduce the amount of receivables and operating leases it purchases or originates. A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Term Funding Plan.  The following table shows Ford Credit's completed public and private term funding issuances in 2007 and through July 31, 2008, and its planned issuances for full-year 2008 (in billions):

	2008
	Full-Year Forecast	Through July 31,	2007 Actual
Public Transactions
Unsecured	$1 – 3	$1	$6
Securitizations (a)	12 – 15	10	6
Total public transactions	$13 – 18	$11	$12

Private Transactions (b)	$12 – 18	$11	$28
__________
(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.
(b)	Includes private term debt, securitizations, whole-loan sales and other structured financings; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through July 31, 2008, Ford Credit completed about $11 billion of public term funding transactions, including: about $1 billion of unsecured long-term debt; about $9 billion of retail asset-backed securitizations in the United States, including a $5.4 billion transaction in May 2008; and the remainder consisting of a retail asset-backed securitization in Germany.  Ford Credit expects its full-year 2008 public term funding requirements to be between $13 billion and $18 billion.

Through July 31, 2008, Ford Credit completed about $11 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program and proceeds from revolving transactions) in several markets.  These private transactions included wholesale, retail and lease asset-backed securitizations, and unsecured term debt.

Through July 31, 2008, Ford Credit has completed about $22 billion of public and private term funding, which is about two-thirds of its full-year plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	June 30, 2008		December 31, 2007
Cash, cash equivalents and marketable securities (a)	$19.6		$16.7

Committed liquidity programs	35.4		36.8
Asset-backed commercial paper ("FCAR")	16.3	(b)	16.9
Credit facilities	2.7	(b)	3.0
Committed capacity	54.4	(b)	56.7
Committed capacity and cash	74.0		73.4
Less: Capacity in excess of eligible receivables	(7.8)		(4.7)
Less: Cash to support on-balance sheet securitizations	(5.4)		(4.7)
Liquidity	60.8	(b)	64.0
Less: Utilization	(37.8)		(36.1)
Liquidity available for use	$23.0	(b)	$27.9
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	As of July 1, 2008.

At June 30, 2008, the capacity of Ford Credit's liquidity sources (which include committed liquidity programs, its asset-backed commercial paper program, and credit facilities) and its cash totaled $74 billion.  Of this amount, Ford Credit could utilize $60.8 billion (after adjusting for capacity in excess of eligible receivables of $7.8 billion and cash required to support on-balance sheet securitizations of $5.4 billion), of which $37.8 billion was utilized as of June 30, 2008, leaving $23 billion (including $14.2 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities) available for use.  In addition to the $23 billion of liquidity available for use, the $7.8 billion of capacity in excess of eligible receivables provides an alternative to uncommitted sources for funding future purchases or originations and gives Ford Credit flexibility to efficiently shift capacity to markets and asset classes where it can be used.

Cash, Cash Equivalents and Marketable Securities.  At June 30, 2008, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.6 billion (including $5.4 billion to be used only to support on-balance sheet securitizations), compared with $16.7 billion at year-end 2007.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets up to $29.4 billion at June 30, 2008 ($17.5 billion retail and $11.9 billion wholesale), of which $10.4 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $20.3 billion having maturities within the next twelve months (of which $3.8 billion relates to FCE commitments), and the balance having maturities between August 2009 and September 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs.  At June 30, 2008, $19.1 billion of these commitments were in use.  These programs are extremely liquid funding sources, as Ford Credit is able to obtain funding from available capacity generally within two days.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities, of which $4 billion is committed through 2009.  At its option, this program can be supported with retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At June 30, 2008, Ford Credit had $3.1 billion of outstanding funding in this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.  At July 1, 2008, Ford Credit and its subsidiaries, including FCE, had $2.7 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.9 billion were available for use.  Of the lines available for use, 41% ($771 million) are committed through at least June 30, 2010, including 33% ($611 million) of which are committed through December 31, 2011.  Of the $2.7 billion, $359 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $2.3 billion are FCE bank lines (of which $2.2 billion are worldwide).  The Ford Credit worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at July 1, 2008, banks provided $16.3 billion of contractually-committed liquidity facilities to support Ford Credit's FCAR program.  Of the contractually-committed liquidity facilities, 39% ($6.4 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At July 1, 2008, $16.1 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $174 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At July 1, 2008, the outstanding balance for the FCAR program was $14.3 billion.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2008	2007

Total debt	$137.5	$139.4
Total equity	12.3	13.4
Debt-to-equity ratio (to 1)	11.2	10.4

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2008	2007

Total debt	$137.5	$139.4
Securitized off-balance sheet receivables outstanding	3.0	6.0
Retained interest in securitized off-balance sheet receivables	(0.4)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.6)	(16.7)
Adjustments for hedge accounting (b)	(0.1)	—
Total adjusted debt	$120.4	$128.0

Total equity (including minority interest)	$12.3	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)
Total adjusted equity	$12.1	$13.1

Managed debt-to-equity ratio (to 1)	10.0	9.8
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments for derivatives due to movements in interest rates.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At June 30, 2008, Ford Credit's managed leverage was 10 to 1, compared with 9.8 to 1 at December 31, 2007.  Ford Credit did not pay any distributions in the first half of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders' Equity.  Our stockholders' equity was negative $1.7 billion at June 30, 2008, down $7.3 billion compared with December 31, 2007.  The decrease primarily reflected net losses in the first half of 2008, offset partially by favorable changes in Accumulated other comprehensive income/(loss) (see Note 15 of the Notes to the Financial Statements for details of Other comprehensive income/(loss)) and favorable changes in Capital in excess of par value of stock resulting from conversion of debt to equity and issuance of new stock.

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

Ford.  In June 2008, DBRS placed our ratings under review with negative implications, Moody's changed our outlook from stable to negative, and S&P placed our ratings on CreditWatch with negative implications.  In July 2008, S&P lowered our issuer rating to B- from B, our long-term senior unsecured rating to CCC from CCC+, and our senior secured rating to B- from B+.  Also in July 2008, S&P removed our ratings from CreditWatch while maintaining a negative outlook. In August 2008, Fitch lowered our issuer default rating to B- from B, our senior secured rating to BB- from BB, and our long-term senior unsecured rating to CCC+ from B-.

Ford Credit.  In June 2008, DBRS placed Ford Credit's ratings under review with negative implications, Moody's changed Ford Credit's outlook from stable to negative, and S&P placed Ford Credit's ratings on CreditWatch with negative implications.  In July 2008, S&P lowered Ford Credit's long-term senior unsecured rating to B- from B, and stopped rating Ford Credit's short-term unsecured debt. Also in July 2008, S&P removed Ford Credit's ratings from CreditWatch while maintaining a negative outlook.  In August 2008, Fitch lowered Ford Credit's issuer default rating to B- from B and its long-term senior unsecured rating to B+ from BB-.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC (high)	B (high)	Negative*	B	R-4	Negative*
Fitch	B-	CCC+	BB-	Negative	B+	B-	Negative
Moody's	B3	Caa1	Ba3	Negative	B1	NP	Negative
S&P**	B-	CCC	B-	Negative	B-	NR	Negative
__________
*	DBRS has placed our ratings Under Review.
**	S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one-notch differential versus Ford Credit.

OFF-BALANCE SHEET ARRANGEMENTS

In the first half of 2008, Ford Credit did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), consistent with its plan to fund securitizations through on-balance sheet transactions.  At June 30, 2008 and December 31, 2007, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $3 billion and $6 billion, respectively.  At June 30, 2008 and December 31, 2007, Ford Credit's retained interests in such sold receivables were $380 million and $653 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our current projection of upcoming vehicle production for certain segments is as follows (in thousands):

	Third Quarter		Fourth Quarter
	Vehicle Unit Production	2008 Over/(Under) 2007	Vehicle Unit Production	2008 Over/(Under) 2007
Ford North America	440	(197)	500	(141)
Ford Europe	400	(16)	490	1
Volvo	80	(13)	110	(7)

Reduced Ford North America planned vehicle production for the second half of 2008 largely reflects our expectation of lower industry demand in the United States due to continuing deterioration of economic conditions, as discussed below, as well as the shift in consumer preferences away from full-size trucks and traditional SUVs.

We have set and communicated the following 2008 planning assumptions and operational metrics:

Planning Assumptions	Full-Year Plan	First Half	Full-Year Outlook
Industry Volume (SAAR)
–U.S. (million units) (a)	16.0	15.1	14.0 – 14.5
–Europe (million units) (b)	17.6	17.5	17.2 – 17.4

Operational Metrics
Compared with 2007:
--Quality	Improve	Improved	On Track
--Automotive Costs (c)	Improve by about $3 Billion	Improved by $2.7 Billion	Over $3 Billion
Absolute Amount:
--U.S. Market Share (Ford Lincoln Mercury)	Low End of 14%-15% Range	14.7%	High 13%
--Operating-Related Cash Flow	Negative	$(4.6) Billion	Greater Outflow than Plan
--Capital Spending	About $6 Billion	$2.9 Billion	On Track
__________
(a)	SAAR includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe.
(c)	At constant volume, mix and exchange; excluding special items.

Although we expect the second half of 2008 to be challenging, we remain confident that execution of the four key priorities of our plan – to aggressively restructure our business to operate profitably, accelerate product development, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – will help us meet our long-term objectives.

As disclosed in our Current Reports on Form 8-K filed May 22, 2008, June 20, 2008 and July 24, 2008, we experienced rapidly-changing market conditions in North America during the second quarter of 2008.  These changes in market condition included:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller and more fuel-efficient vehicles as a result of higher fuel prices; (2) lower-than-anticipated U.S. industry demand; (3) and greater-than-anticipated escalation of commodity costs.  Accordingly, as previously disclosed, we no longer expect our North American Automotive operations to return to profitability by 2009.

Our current planning assumptions for North America reflecting this economic environment include:

•	The U.S. economy will not begin to recover until early 2010;
•	U.S. industry sales will return to trend levels (i.e., about 17 million units) as the economy recovers subsequent to 2010;
•
Recent product mix shifts will be largely permanent, with some recovery from current share-of-industry for full-size trucks as the economy and the housing market recover (but not back to previous levels);

•	Fuel prices will remain volatile, at or about current levels;
•	No near-term relief from current level of commodity prices; and
•	U.S. market share for Ford, Lincoln and Mercury brands will be about 14% over the next few years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consistent with our current planning assumptions, we are taking the following actions:

•	Introducing to North America several Ford Europe-derived smaller vehicles, including in 2010 the Ford Fiesta and Ford Focus;
•	Commonizing products and vehicle platforms across the globe, with a goal of reducing the 25 different platforms in use today to about nine, excluding low-volume applications;
•	Ensuring each new product introduced in North America is the best or among the best in its segment for fuel economy, supported by extensive powertrain updates, including:
▪	Additional hybrid offerings,
▪	Expanded four-cylinder engine production,
▪	EcoBoost engine technology (i.e., gas turbocharged direct-injection technology), and
▪	Six-speed transmissions; and
•
Continuing to transform our North American manufacturing base, with three truck assembly plants to be converted to support small car production, nearly all assembly plant body shops and nearly half of transmission and engine plants to have flexible manufacturing capability, and assembly capacity reduced to match industry demand (including targeted hourly employee separation packages at select U.S. facilities).

In addition to the actions planned for Ford North America, during the second quarter we reduced hourly personnel in North America by about 4,000, and largely completed our announced 15% reduction of salaried-related personnel costs as of August 1, 2008.  Also, Volvo has announced accelerated actions to be implemented in the second half of 2008, including a reduction of 2,000 personnel.

We continue to work to sell or close the majority of our ACH facilities by the end of 2008.  We now expect that portions of our Indianapolis, Saline and Sandusky plants will remain open beyond 2008 to provide for an orderly and economical transition of the business to the supply base.

During the first six months of the year, we realized an additional $1.8 billion toward our goal of reducing $5 billion of annual Automotive operating costs in Ford North America by year-end 2008, as compared with year-end 2005 (at constant volume, mix and exchange, excluding special items).  Our projection for structural cost savings, set forth below, assumes a favorable court ruling and accounting treatment for our Retiree Health Care Settlement Agreement during the second half of this year.  The following data summarize our progress to date, and provide additional detail regarding our plan to reduce Ford North America operating costs by about $2.9 billion in total during 2008:

	Operating Cost Reductions (in billions)
			2008
	2006	2007	First Quarter	Second Quarter	Projected Second Half	Projected Full-Year
Net Product Costs
Product Adds	$(0.9)	$(2.0)	$(0.1)	$(0.1)	$(0.5)	$(0.7)
Commodities	(0.3)	(0.8)	0.1	(0.2)	(0.8)	(0.9)
Material Cost Reductions/Other	1.2	0.8	0.3	0.3	0.7	1.3
Subtotal	-	(2.0)	0.3	-	(0.6)	(0.3)
Structural/Other	1.5	2.6	0.9	0.6	1.7	3.2
Total	$1.5	$0.6	$1.2	$0.6	$1.1	$2.9

	$5 Billion

Despite these cost reductions, we expect total company operating and overall results for full-year 2008 to be worse than full-year 2007.  Looking at our Automotive segments, we expect operating losses (excluding special items) for Ford North America to increase in the second half of 2008 as compared with the first half, primarily due to lower volume and less favorable mix, consistent with deterioration in the economic environment.  We presently project that our U.S. market share for Ford, Lincoln and Mercury products will decline in the second half compared with 2007 due to the continuing shift in consumer preferences away from our areas of traditional strength (i.e., full-size trucks and SUVs).  We expect Ford Europe to be profitable in the second half of 2008, though we expect its second half results to be somewhat lower than results for the same period last year.  We expect Volvo's results for the second half of 2008 to improve compared with the first half of the year.  We expect continued good results for Ford South America in the second half – about equal to the same period a year ago, and we expect profitability at Ford Asia Pacific Africa and Mazda for the remainder of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We anticipate net interest expense for Other Automotive will be in the range of $250 million to $300 million per quarter this year, although this amount will continue to be subject to market volatility, in part because the Temporary Asset Account is largely invested in equities.  See "Liquidity and Capital Resources" above for further discussion of the impact on our debt and net cash of the Retiree Health Care Settlement Agreement.

During the period 2007 through 2009, we expect cumulative Automotive operating-related cash outflows and cumulative cash expenditures for personnel separations to exceed $16 billion (of which $7 billion has already been expended).  Operating-related cash outflow primarily reflects the impact of anticipated operating losses in our Automotive sector, and accelerated interest supplement and lease support payments to Ford Credit beginning this year as described in our 2007 Form 10-K Report.  The cash outflows also reflect our expectation to continue to invest in new products throughout this period at about the same level as we have during the past few years (i.e., about $6 billion annually).  We do not expect the benefits of our recent labor agreement with the UAW to begin contributing meaningfully to our cash flow prior to 2010.

As noted under "Liquidity and Capital Resources" above, our Automotive liquidity was $38.2 billion at June 30, 2008, consisting of $26.6 billion in Automotive gross cash and $11.6 billion in available credit facilities.  We will continue to evaluate our overall liquidity and take actions to improve our balance sheet.

Turning to our Financial Services sector, we anticipate that Ford Credit will incur a pre-tax loss for full-year 2008.  The anticipated year-over-year decline in earnings primarily reflects the impact of the second quarter 2008 impairment charge to Ford Credit's North America segment operating lease portfolio, and Ford Credit's projection of higher provision for credit losses, higher depreciation expense for leased vehicles, lower volume, and higher net losses related to market valuation adjustments from derivatives.  Ford Credit expects these unfavorable factors to be offset partially by the non-recurrence of costs associated with its North American business transformation initiative, reductions in other operating costs, and higher financing margin.  Ford Credit anticipates a pre-tax loss for the second half of 2008, at about the same level as, or better than, its first-half pre-tax loss (excluding its impairment charge).

Ford Credit previously planned to pay regular distributions to Ford in 2008, but given the present credit market conditions and to maintain greater flexibility in the execution of its funding plan, we have elected that Ford Credit not reinstate these distributions in 2008.  As a result, Ford Credit's managed leverage, which was 10 to 1 at June 30, 2008, will be lower than the previously-anticipated 11.5 to 1.  Ford Credit anticipates its year-end 2008 managed receivables will be in the range of $130 billion to $135 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	A further increase in or acceleration of the market shift away from sales of trucks, SUVs, or other more profitable vehicles, particularly in the United States;
•	A significant decline in industry sales, particularly in the United States, Europe, or South America, resulting from slowing economic growth, geo-political events, or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Inability to implement the Retiree Health Care Settlement Agreement with the UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;
•	Increased safety, emissions (e.g., CO2), fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation of government incentives;
•	Adverse effects on our operations resulting from certain geo-political or other events;
•	Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business, or refinance our debt;
•
Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt);

•
Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption, or otherwise;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on second quarter events, we are updating certain of the Critical Accounting Estimates disclosed in our 2007 Form 10-K Report.

Other Postretirement Employee Benefits

Remeasurement Assumptions.  We remeasured the U.S. hourly retiree health care plan as of June 30, 2008 as a result of a curtailment related to the termination of hourly employees.  The remeasurement reduced our obligation by about $1.1 billion.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at June 30, 2008 was 6.66%, compared with 6.45% at December 31, 2007.  The weighted average initial health care cost trend rate was 1% for the 2008 calendar year, compared with the 2007 trend rate of 3%.

Sensitivity Analysis.  The sensitivity analysis has not changed materially from that in our 2007 Form 10-K Report.

Impairment of Goodwill and Long-Lived Assets

Nature of Estimates Required – Long-Lived Assets.  Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends.  A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year.  Recoverability of an asset group is evaluated by comparing its carrying value to the future net undiscounted cash flows expected to be generated by the asset group.  If the comparison indicates that the carrying value of an asset group is not recoverable, an impairment loss is recognized.  The impairment loss is the amount by which the carrying value of the asset group exceeds the estimated fair value.  When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life.  Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

Automotive Sector – Ford North America Fixed Assets

Assumptions and Approach Used.  We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available.  When market prices are not available, we estimate the fair value of the asset group using the income approach and/or the market approach.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value.  We also make certain assumptions about future economic conditions and other data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of an asset group, and therefore can affect the amount of the impairment.  The following are key assumptions we use in making cash flow projections:

•
Business Projections – We make assumptions about the demand for our products in the marketplace.  These assumptions drive our planning assumptions for volume, mix, and pricing.  We also make assumptions about our cost levels (e.g., capacity utilization, cost performance, etc.).  These projections are derived using our internal business plans that are updated quarterly and reviewed by our Board of Directors.

•
Long-Term Growth Rate – A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free interim cash flows.  The growth rate is the expected rate at which a business unit's earnings stream is projected to grow beyond the planning period.

•
Discount Rate – When measuring a possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use.  Weighted-average cost of capital is an estimate of the overall risk-adjusted after-tax rate of return required by equity and debt holders of a business enterprise, which is developed with the assistance of external financial advisors.

•
Economic Projections – Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry sales and pricing estimates for our vehicles.  These macro-economic assumptions include, but are not limited to, industry volumes, inflation, interest rates, prices of raw materials (i.e., commodities), and foreign currency exchange rates.

The market approach is another method for measuring the fair value of an asset group.  This approach relies on the market value (i.e., market capitalization) of companies that are engaged in the same or similar line of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

See Note 2 of the Notes to the Financial Statements in our 2007 Form 10-K Report and Notes 3 and 10 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

Sensitivity Analysis.  Due to rapidly-changing U.S. market conditions in the second quarter of 2008 (discussed in Note 3 of the Notes to the Financial Statements), we tested the long-lived assets of our Ford North America segment.  The resulting impairment reflected changes in the assumptions used to measure the fair value of the asset group based on these rapidly-changing market conditions (including changes to our business projections).  The most notable changes in our business and economic projections included:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller and more fuel-efficient vehicles as a result of higher fuel prices, with a return over time to a level between today's mix and recent levels; (2) lowered U.S. industry demand in the near term, with a return to trend levels as the U.S. economy recovers subsequent to 2010; and (3) higher commodity costs over the business plan period compared with prior projections.  See Outlook above for additional discussion of our current planning assumptions.

Our testing during the second quarter of 2008 resulted in a pre-tax impairment charge of $5.3 billion.  The impairment was driven almost entirely by deterioration in projected cash flows for our near-term business plan period, attributable to changes in our business and economic projections as discussed above.  Following this impairment, Ford North America had $11 billion of net property recorded in our financial statements as of June 30, 2008.

Beyond the business and economic projections discussed above, we also have updated our assumptions with regard to long-term growth and discount rates.  Our present long-term growth rate assumption is similar to that used in our 2006 North America impairment testing, when we last had an impairment of North America fixed assets.  This growth rate, however, when applied to our lowered business plan period projections, results in a less favorable undiscounted long-term outlook.  This outlook is consistent with our present projection of lower margins, resulting primarily from the recent shift in consumer preferences discussed above.  We estimate that a 0.5 percentage point decrease in the long-term growth rate assumed in our second quarter impairment testing would have decreased the fair value estimate by about $800 million.

The discount rate that we used in our second quarter impairment testing was consistent with a weighted-average cost of capital that we estimate a potential market participant would use.  This discount rate was lower than that used in our 2006 impairment testing, primarily reflecting the change in long-term outlook discussed above.  A 0.5 percentage point increase in the discount rate assumption used in the impairment testing would have decreased the fair value estimate by about $1.4 billion.

Although at this time we do not anticipate additional impairment charges, a worsening of the business climate would impact the assumptions we use in performing future impairment tests and could result in additional impairments.  Over time, as we expand our product line-up in the United States to include additional small, more fuel-efficient vehicles, our product portfolio will more closely match the overall market.  We then will be less exposed to rapid changes in vehicle mix, and should be less susceptible to future impairment.

Financial Services Sector – Ford Credit North America Investment in Operating Leases

Assumptions and Approach Used.  As noted above, we measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available.  When market prices are not available, we estimate the fair value of the asset group using the income approach.  The income approach uses discounted cash flow projections.  Ford Credit measures the fair value of its North America operating lease portfolio using the projected cash flow based on the terms of the operating lease contracts.  Inherent in the cash flow assumptions are estimates derived from its quarterly operating lease portfolio adequacy study for accumulated depreciation.  Many of the factors used in measuring fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of an asset group, and therefore can affect the amount of the impairment.  The following are key assumptions we use in making cash flow projections for Ford Credit's operating leases:

•	Auction Values – Ford Credit's projection of the market value of the vehicles when Ford Credit sells them at the end of the lease.

•	Return Volume – Ford Credit's projection of the number of vehicles that will be returned at lease end.

•	Discount Rate – Ford Credit's estimation of the discount rate, reflecting hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.

See Note 2 of the Notes to the Financial Statements in our 2007 Form 10-K Report and Notes 3 and 10 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis.  Higher fuel prices and the weak economic climate in the United States and Canada during the second quarter of 2008 caused a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences, combined with the weak economic climate, caused a significant reduction in auction values for used full-size trucks and traditional SUVs (as discussed in Note 3 of the Notes to the Financial Statements).  Recognizing these rapidly-changing market conditions, Ford Credit tested its U.S. and Canadian investments in operating leases for recoverability.  As a result of this testing, we concluded the operating lease portfolio was impaired and recorded a pre-tax charge of $2.1 billion in our and Ford Credit's second quarter 2008 financial statements.  This charge represents the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio, primarily full-size trucks and traditional SUVs, exceeded their fair value.  See Residual Risk discussion above for additional information regarding the significant decrease in auction values.

Following this impairment, Ford Credit's total investment in operating leases was $26.6 billion as of June 30, 2008.  Ford Credit estimates that a one percentage point decrease in the auction value of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $50 million.  A one percentage point increase in the return rate of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $30 million.  A one percentage point increase in the discount rate assumed in the impairment testing would have decreased the fair value estimate by about $100 million.

Ford Credit assesses the adequacy of its accumulated depreciation quarterly and will prospectively increase depreciation expense if auction values decline further or return volumes increase (see Critical Accounting Estimate – Accumulated Depreciation on Vehicles Subject to Operating Leases in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K Report).  Although at this time we do not anticipate additional impairment charges, a significant worsening of the business climate could trigger future impairment testing and would impact the assumptions we use therein, which could result in additional impairments.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are assessing the potential impact of this FSP on our earnings per share calculation.

In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5").  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early application is not permitted.  We are assessing the potential impact of this EITF on our financial condition and results of operations.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis.  Early adoption is not permitted.  We are assessing the potential impact of this FSP on our convertible debt issuances.

We have not yet adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the period ended March 31, 2008 for further discussion.

We have not yet adopted SFAS No. 141R, Business Combinations or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K Report for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2008 and 2007 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict their reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net asset fair value of foreign exchange forward and option contracts as of June 30, 2008 was $507 million, compared to $632 million as of December 31, 2007.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying foreign currency exchange rates, would be approximately $1.2 billion at June 30, 2008, compared with $2 billion at December 31, 2007.

Commodity Price Risk.  The net asset fair value of commodity forward and option contracts as of June 30, 2008 was $599 million, compared to $353 million as of December 31, 2007.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity prices, would be approximately $200 million at June 30, 2008, compared with $100 million at December 31, 2007.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at June 30, 2008, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by approximately $24 million over the next twelve months, compared with $5 million at March 31, 2008.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2008, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. On June 2, 2008, Ford sold its Jaguar Land Rover operations to Tata Motors Limited.  As part of the transaction, Ford will continue to supply Jaguar Land Rover for differing periods with powertrains, stampings, and other vehicle components, in addition to a variety of technologies, such as environmental and platform technologies.  Ford also has committed to provide engineering support (including research and development) and information technology, accounting, and other services.  The transaction results in the separation of systems and business processes, thereby affecting our internal control over financial reporting.

During the second quarter of 2008, Volvo launched a new budgeting, forecasting, and financial reporting system.  During this period, we also completed the re-sourcing from one bank to another of our international cash management services.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Cleveland Casting Plant (previously reported on page 42 of our Quarterly Report on Form 10-Q for the period ended March 31, 2008).  As reported, federal air regulations (referred to as the MACT standards) required our Cleveland Casting Plant to make significant changes to its cupola furnaces and associated pollution control equipment by April 2008.  When we announced the plant's 2010 closure, we had already invested significant resources in the necessary equipment upgrade, but the upgrade was not yet complete.  We now have reached agreement with the Ohio Environmental Protection Agency to resolve this matter.  The settlement agreement allows us to gradually wrap up operations at the facility, while requiring us to pay $1.4 million in penalties.  We still expect the plant's emissions to decrease significantly leading up to its closure.

Other Matters

Apartheid Litigation. Along with more than 30 other prominent multinational companies, we are defendants in purported class action lawsuits seeking more than $400 billion in damages on behalf of South African citizens who suffered violence and oppression under South Africa's apartheid regime.  The lawsuits allege that, by doing business in South Africa, the defendant companies “aided and abetted” the apartheid regime and its human rights violations.  These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated "multidistrict litigation" in the U.S. District Court for the Southern District of New York.  The District Court dismissed these cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings.  In May 2008, the U.S. Supreme Court denied defendants' petition for a writ of certiorari due to a lack of quorum.  The cases have therefore returned to the District Court, where further proceedings are likely to include amended complaints and further motions to dismiss.  We believe these lawsuits are without foundation and intend to continue to vigorously defend against the claims.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	0	$--	0	**
May 1, 2008 through May 31, 2008	25,622	8.15	0	**
June 1, 2008 through June 30, 2008	191,191	6.70	0	**
Total/Average	216,813	6.87	0	**
_____________
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

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

On May 8, 2008, we held our 2008 Annual Meeting of Shareholders.  The following is a brief description of the matters voted on at the meeting and tabulation of the voting therefor:

Proposal One:  Election of Directors.

	Number of Votes
Nominee	For	Against

John R. H. Bond	2,811,859,806	444,048,758
Stephen G. Butler	3,179,807,051	76,101,513
Kimberly A. Casiano	3,172,095,830	83,812,734
Edsel B. Ford II	3,150,401,490	105,507,074
William C. Ford, Jr.	3,166,263,563	89,645,001
Irvine O. Hockaday, Jr.	3,161,703,333	94,205,231
Richard A. Manoogian	3,144,348,149	111,560,415
Ellen R. Marram	3,103,932,407	151,976,157
Alan Mulally	3,174,854,466	81,054,098
Homer A. Neal	3,170,970,434	84,938,130
Jorma Ollila	3,178,143,283	77,765,281
Gerald L. Shaheen	3,181,957,712	73,950,852
John L. Thornton	3,106,449,106	149,459,458

There were no broker non-votes with respect to the election of directors.

Proposal Two:  Ratification of Selection of Independent Registered Public Accounting Firm.  A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the books of account and other corporate records of the Company for 2008 was adopted, with 3,197,587,653 votes cast for, 32,147,816 votes cast against, 26,173,095 votes abstained and 0 broker non-votes.

Proposal Three:  Approval of the Terms of the Company's Annual Incentive Compensation Plan.  A proposal to approve the terms of the Company's Annual Incentive Compensation Plan was adopted, with 3,053,883,140 votes cast for, 162,738,939 votes cast against, 39,196,485 votes abstained and 90,000 broker non-votes.

Proposal Four:  Approval of the Company's 2008 Long-Term Incentive Plan.  A proposal to approve the terms of the Company's 2008 Long-Term Incentive Plan was adopted, with 2,167,609,358 votes cast for, 563,171,162 votes against, 31,720,533 votes abstained and 493,407,511 broker non-votes.

Proposal Five:  Relating to Discontinuing Granting Stock Options to Senior Executives.  A proposal relating to discontinuing granting stock options to senior executives was rejected, with 2,574,096,306 votes cast against, 154,740,716 votes cast for, 33,664,031 votes abstained and 493,407,511 broker non-votes.

Proposal Six:  Relating to Permitting the Minimum Percent of Holders of Common Stock Allowed by Law to Call Special Shareholder Meetings. A proposal relating to permitting the minimum percent of holders of common stock allowed by law to call special shareholder meetings was rejected, with 2,233,923,348 votes cast against, 492,652,336 votes cast for, 35,925,369 votes abstained and 493,407,511 broker non-votes.

Proposal Seven:  Relating to Consideration of a Recapitalization Plan to Provide that All of the Company's Outstanding Stock Have One Vote Per Share.  A proposal relating to consideration of a recapitalization plan to provide that all of the Company's outstanding stock have one vote per share was rejected, with 1,952,120,067 votes cast against, 730,471,803 votes cast for, 79,909,183 votes abstained and 493,407,511 broker non-votes.

Proposal Eight:  Relating to the Company Issuing a Report Disclosing Policies and Procedures Related to Political Contributions.  A proposal relating to the Company issuing a report disclosing policies and procedures related to political contributions was rejected, with 2,258,210,407 votes cast against, 250,837,128 votes cast for, 253,453,518 votes abstained and 493,407,511 broker non-votes.

Item 4. Submission of Matters to a Vote of Security-Holders (Continued)

Proposal Nine:  Relating to the Company Adopting Comprehensive Health Care Reform Principles.  A proposal relating to the Company adopting comprehensive health care reform principles was rejected, with 2,433,127,650 votes cast against, 116,037,250 votes cast for, 213,336,153 votes abstained and 493,407,511 broker non-votes.

Proposal Ten:  Relating to the Company Issuing a Report on the Effect of the Company's Actions to Reduce Its Impact on Global Climate Change.  A proposal relating to the Company issuing a report on the effect of the Company's actions to reduce its impact on global climate change was rejected, with 2,475,491,179 votes cast against, 77,446,726 votes cast for, 209,562,148 votes abstained and 493,408,511 broker non-votes.

Proposal Eleven:  Relating to Limiting Executive Compensation Until the Company Achieves Five Consecutive Years of Profitability.  A proposal relating to limiting executive compensation until the Company achieves five consecutive years of profitability was rejected, with 2,553,584,476 votes cast against, 177,579,772 votes cast for, 31,336,805 votes abstained and 493,407,511 broker non-votes.

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy.  The U. S. Environmental Protection Agency ("EPA") has released an Advance Notice of Proposed Rulemaking ("ANPR") related to the potential regulation of greenhouse gases under the federal Clean Air Act ("CAA").  The ANPR seeks public comment on the appropriateness of a finding by EPA that greenhouse gases "endanger" public health and welfare, and on the ramifications of such a finding.  The ANPR includes a lengthy discussion of potential regulatory programs under the CAA that EPA might implement to reduce greenhouse gas emissions from both mobile and stationary sources.

With respect to mobile sources, EPA seeks comment on the possibility of setting long-term, fleet-average CO2 standards for motor vehicles, which would be the functional equivalent of establishing fuel economy standards.  Depending on the level of stringency, motor vehicle greenhouse gas standards could effectively supplant any Corporate Average Fuel Economy standards set by the National Highway Traffic Safety Administration.  The ANPR also discusses the possibility of establishing a cap-and-trade system to reduce mobile source greenhouse gas emissions.  With respect to stationary source emissions, the ANPR discusses a host of potential greenhouse gas regulatory programs, including the setting of National Ambient Air Quality Standards, the establishment of performance standards for stationary sources, and the establishment of hazardous air pollutant standards.

The Bush Administration has made it clear that the regulatory proposals outlined in the ANPR do not represent Administration policy.  Simultaneous with the release of the ANPR, the White House and a number of federal agencies (such as Departments of Commerce, Transportation, Energy, and Agriculture) issued statements taking the position that greenhouse gases should not be regulated under the Clean Air Act, primarily because of the burdensome nature of the regulations and their adverse effect on the U.S. economy.  The public will have 120 days to comment on the ANPR.  It is likely that the Alliance of Automobile Manufacturers (an industry trade group representing nine leading domestic and foreign automakers, including Ford) will submit comments.  The task of reviewing the comments and determining what, if any, action to take will be left to the next Administration; there is no specific deadline or timetable for EPA decisions on this issue.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: August 8, 2008	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10.1	2008 Long-Term Incentive Plan	Filed with this Report

Exhibit 10.2	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 8, 2008, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report