Form 10-Q
period 2008-09-30
FORD MOTOR CO
filed 2008-11-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
☐ Yes                            ☒ No

As of October 27, 2008, the registrant had outstanding 2,318,003,459 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 64.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2008 and 2007
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$27,733	$36,270	$103,907	$115,006
Financial Services revenues	4,312	4,808	13,178	13,333
Total sales and revenues	32,045	41,078	117,085	128,339

Costs and expenses
Automotive cost of sales	24,999	33,238	100,450	104,135
Selling, administrative and other expenses	4,574	4,904	16,974	15,828
Interest expense	2,382	2,733	7,339	8,210
Financial Services provision for credit and insurance losses	399	194	1,341	374
Total costs and expenses	32,354	41,069	126,104	128,547

Automotive interest income and other non-operating income/(expense), net	(244)	(216)	(344)	672
Automotive equity in net income/(loss) of affiliated companies	13	51	109	262
Income/(Loss) before income taxes	(540)	(156)	(9,254)	726
Provision for/(Benefit from) income taxes	(462)	162	(811)	467
Income/(Loss) before minority interests	(78)	(318)	(8,443)	259
Minority interests in net income/(loss) of subsidiaries	51	62	262	205
Income/(Loss) from continuing operations	(129)	(380)	(8,705)	54
Income/(Loss) from discontinued operations (Note 8)	—	—	9	34
Net income/(loss)	$(129)	$(380)	$(8,696)	$88

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.06)	$(0.19)	$(3.89)	$0.03
Income/(Loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.06)	$(0.19)	$(3.89)	$0.05
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.06)	$(0.19)	$(3.89)	$0.03
Income/(Loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.06)	$(0.19)	$(3.89)	$0.05

The accompanying notes are part of the financial statements

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended September 30, 2008 and 2007
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$27,733	$36,270	$103,907	$115,006
Costs and expenses
Cost of sales	24,999	33,238	100,450	104,135
Selling, administrative and other expenses	2,740	3,016	8,804	10,314
Total costs and expenses	27,739	36,254	109,254	114,449
Operating income/(loss)	(6)	16	(5,347)	557

Interest expense	462	563	1,475	1,720

Interest income and other non-operating income/(expense), net	(244)	(216)	(344)	672
Equity in net income/(loss) of affiliated companies	13	51	109	262
Income/(Loss) before income taxes — Automotive	(699)	(712)	(7,057)	(229)

FINANCIAL SERVICES
Revenues	4,312	4,808	13,178	13,333
Costs and expenses
Interest expense	1,920	2,170	5,864	6,490
Depreciation	1,596	1,620	7,544	4,599
Operating and other expenses	238	268	626	915
Provision for credit and insurance losses	399	194	1,341	374
Total costs and expenses	4,153	4,252	15,375	12,378
Income/(Loss) before income taxes — Financial Services	159	556	(2,197)	955

TOTAL COMPANY
Income/(Loss) before income taxes	(540)	(156)	(9,254)	726
Provision for/(Benefit from) income taxes	(462)	162	(811)	467
Income/(Loss) before minority interests	(78)	(318)	(8,443)	259
Minority interests in net income/(loss) of subsidiaries	51	62	262	205
Income/(Loss) from continuing operations	(129)	(380)	(8,705)	54
Income/(Loss) from discontinued operations (Note 8)	—	—	9	34
Net income/(loss)	$(129)	$(380)	$(8,696)	$88

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.06)	$(0.19)	$(3.89)	$0.03
Income/(Loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.06)	$(0.19)	$(3.89)	$0.05
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.06)	$(0.19)	$(3.89)	$0.03
Income/(Loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.06)	$(0.19)	$(3.89)	$0.05

The accompanying notes are part of the financial statements

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$24,894	$35,283
Marketable securities	16,907	5,248
Loaned securities	—	10,267
Finance receivables, net	100,883	109,053
Other receivables, net	7,529	8,210
Net investment in operating leases	29,179	33,255
Retained interest in sold receivables	154	653
Inventories (Note 2)	12,048	10,121
Equity in net assets of affiliated companies	3,065	2,853
Net property	30,253	36,239
Deferred income taxes	3,032	3,500
Goodwill and other net intangible assets (Note 4)	1,805	2,069
Assets of discontinued/held-for-sale operations (Note 8)	—	7,537
Other assets	12,316	14,976
Total assets	$242,065	$279,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$20,358	$20,832
Accrued liabilities and deferred revenue	62,931	74,738
Debt	156,793	168,787
Deferred income taxes	2,514	3,034
Liabilities of discontinued/held-for-sale operations (Note 8)	—	4,824
Total liabilities	242,596	272,215

Minority interests	1,458	1,421

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (2,304 million shares issued)	23	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	8,910	7,834
Accumulated other comprehensive income/(loss)	(571)	(558)
Treasury stock	(183)	(185)
Retained earnings/(Accumulated deficit)	(10,169)	(1,485)
Total stockholders’ equity	(1,989)	5,628
Total liabilities and stockholders’ equity	$242,065	$279,264

The accompanying notes are part of the financial statements

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$10,607	$20,678
Marketable securities	11,477	2,092
Loaned securities	—	10,267
Total cash, marketable and loaned securities	22,084	33,037
Receivables, net	4,623	4,530
Inventories (Note 2)	12,048	10,121
Deferred income taxes	333	532
Other current assets	4,756	5,514
Current receivable from Financial Services	1,177	509
Total current assets	45,021	54,243
Equity in net assets of affiliated companies	2,466	2,283
Net property	30,027	35,979
Deferred income taxes	6,992	9,268
Goodwill and other net intangible assets (Note 4)	1,796	2,051
Assets of discontinued/held-for-sale operations (Note 8)	—	7,537
Other assets	5,826	5,614
Non-current receivable from Financial Services	2,520	1,514
Total Automotive assets	94,648	118,489
Financial Services
Cash and cash equivalents	14,287	14,605
Marketable securities	5,735	3,156
Finance receivables, net	103,796	112,733
Net investment in operating leases	25,838	30,309
Retained interest in sold receivables	154	653
Equity in net assets of affiliated companies	599	570
Goodwill and other net intangible assets (Note 4)	9	18
Other assets	5,492	7,217
Total Financial Services assets	155,910	169,261
Intersector elimination	(4,009)	(2,023)
Total assets	$246,549	$285,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$15,154	$15,718
Other payables	3,152	3,237
Accrued liabilities and deferred revenue	25,036	27,672
Deferred income taxes	2,728	2,671
Debt payable within one year	1,282	1,175
Total current liabilities	47,352	50,473
Long-term debt	24,856	25,779
Other liabilities	32,622	41,676
Deferred income taxes	736	783
Liabilities of discontinued/held-for-sale operations (Note 8)	—	4,824
Total Automotive liabilities	105,566	123,535
Financial Services
Payables	2,052	1,877
Debt	130,960	141,833
Deferred income taxes	3,534	6,043
Other liabilities and deferred income	5,280	5,390
Payable to Automotive	3,697	2,023
Total Financial Services liabilities	145,523	157,166
Minority interests	1,458	1,421

Stockholders' equity
Capital stock
Common Stock, par value $0.01 per share (2,304 million shares issued)	23	21
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	8,910	7,834
Accumulated other comprehensive income/(loss)	(571)	(558)
Treasury stock	(183)	(185)
Retained earnings/(Accumulated deficit)	(10,169)	(1,485)
Total stockholders' equity	(1,989)	5,628
Intersector elimination	(4,009)	(2,023)
Total liabilities and stockholders' equity	$246,549	$285,727

The accompanying notes are part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2008 and 2007
(in millions)

	First Nine Months
	2008	2007
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$3,269	$13,242

Cash flows from investing activities of continuing operations
Capital expenditures	(4,875)	(4,215)
Acquisitions of retail and other finance receivables and operating leases	(36,932)	(42,827)
Collections of retail and other finance receivables and operating leases	32,278	34,509
Purchases of securities	(49,881)	(9,085)
Sales and maturities of securities	47,852	14,805
Settlements of derivatives	1,753	716
Proceeds from sales of retail and other finance receivables and operating leases	—	705
Proceeds from sale of businesses	6,293	1,236
Cash paid for acquisitions	(13)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(925)	(83)
Other	421	185
Net cash (used in)/provided by investing activities	(4,029)	(4,054)

Cash flows from financing activities of continuing operations
Sales of Common Stock	663	152
Purchases of Common Stock	—	(31)
Changes in short-term debt	(4,422)	(2,558)
Proceeds from issuance of other debt	27,565	24,018
Principal payments on other debt	(32,768)	(32,457)
Other	(531)	151
Net cash (used in)/provided by financing activities	(9,493)	(10,725)

Effect of exchange rate changes on cash	(136)	64

Net increase/(decrease) in cash and cash equivalents from continuing operations	(10,389)	(1,473)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	16
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(10,389)	$(1,457)

Cash and cash equivalents at January 1	$35,283	$28,896
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	(2)
Net increase/(decrease) in cash and cash equivalents	(10,389)	(1,457)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—
Cash and cash equivalents at September 30	$24,894	$27,437

The accompanying notes are part of the financial statements

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2008 and 2007
(in millions)

	First Nine Months 2008		First Nine Months 2007
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(7,242)	$8,088	$5,932	$5,247

Cash flows from investing activities
Capital expenditures	(4,815)	(60)	(4,176)	(39)
Acquisitions of retail and other finance receivables and operating leases	—	(36,932)	—	(42,827)
Collections of retail and other finance receivables and operating leases	—	32,643	—	34,545
Net (increase)/decrease of wholesale receivables	—	2,058	—	2,027
Purchases of securities	(33,430)	(16,721)	(1,428)	(7,657)
Sales and maturities of securities	33,676	14,176	1,469	13,336
Settlements of derivatives	1,063	690	748	(32)
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	705
Proceeds from sale of businesses	2,595	3,698	1,079	157
Cash paid for acquisitions	(13)	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(925)	—	(83)	—
Investing activity from Financial Services	9	—	—	—
Investing activity to Financial Services	—	—	(8)	—
Other	144	277	(20)	205
Net cash (used in)/provided by investing activities	(1,696)	(171)	(2,419)	420

Cash flows from financing activities
Sales of Common Stock	663	—	152	—
Purchases of Common Stock	—	—	(31)	—
Changes in short-term debt	56	(4,478)	(69)	(2,489)
Proceeds from issuance of other debt	116	27,449	189	23,829
Principal payments on other debt	(456)	(32,042)	(617)	(31,840)
Financing activity from Automotive	—	—	—	8
Financing activity to Automotive	—	(9)	—	—
Other	(206)	(325)	207	(56)
Net cash (used in)/provided by financing activities	173	(9,405)	(169)	(10,548)

Effect of exchange rate changes on cash	(64)	(72)	342	(278)
Net change in intersector receivables/payables and other liabilities	(1,242)	1,242	(777)	777
Net increase/(decrease) in cash and cash equivalents from continuing operations	(10,071)	(318)	2,909	(4,382)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	16	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(10,071)	$(318)	$2,925	$(4,382)

Cash and cash equivalents at January 1	$20,678	$14,605	$16,022	$12,874
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	(2)	—
Net increase/(decrease) in cash and cash equivalents	(10,071)	(318)	2,925	(4,382)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—	—	—
Cash and cash equivalents at September 30	$10,607	$14,287	$18,945	$8,492

The accompanying notes are part of the financial statements

Item 1.  Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Our financial statements are presented in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  We show our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors.  All intercompany items and transactions have been eliminated in both the consolidated and sector basis financial statements.  Reconciliations of certain line items are explained below in this Note, where the presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, updated in our Current Report on Form 8-K filed on June 2, 2008 ("2007 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 8 for details of held-for-sale operations.

Presentation of Balance Sheet

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	September 30, 2008	December 31, 2007
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$333	$532
Automotive sector non-current deferred income tax assets	6,992	9,268
Financial Services sector deferred income tax assets*	191	163
Total	7,516	9,963
Reclassification for netting of deferred income taxes	(4,484)	(6,463)
Consolidated balance sheet presentation of deferred income tax assets	$3,032	$3,500

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,728	$2,671
Automotive sector non-current deferred income tax liabilities	736	783
Financial Services sector deferred income tax liabilities	3,534	6,043
Total	6,998	9,497
Reclassification for netting of deferred income taxes	(4,484)	(6,463)
Consolidated balance sheet presentation of deferred income tax liabilities	$2,514	$3,034
__________
*	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Ford Acquisition of Ford Motor Credit Company LLC ("Ford Credit") Debt.  In connection with our Registration Statement (No. 333-151355) filed on Form S-3 and the related prospectus dated June 2, 2008 and the prospectus supplements dated August 14, 2008 and October 2, 2008, we issued shares of Ford Common Stock from time to time in market transactions and used the proceeds therefrom to purchase outstanding Ford Credit debt securities maturing prior to 2012.

As of September 30, 2008, we issued 88,325,372 shares resulting in proceeds of $434 million.  During the quarter, we purchased, with $270 million of cash, debt securities of Ford Credit with a carrying value of $305 million and recorded a gain on extinguishment of debt in the amount of $35 million in Automotive interest income and other non-operating income/(expense), net.

On our consolidated balance sheet, the debt is no longer reported in our Debt balances.

Item 1.  Financial Statements (Continued)

NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

On our sector balance sheet, the debt is still considered outstanding as it has not been retired or cancelled by Ford Credit.  Accordingly, on our sector balance sheet, the $305 million of debt is reported as Financial Services debt.  Likewise, included in Automotive marketable securities is $305 million related to Ford's purchase of the Ford Credit debt securities.  Consolidating elimination adjustments for these debt securities, and a related $7 million of accrued interest, are included in the Intersector elimination lines on the sector balance sheet.

Presentation of Cash Flows

Trading Securities.  Beginning with our statement of cash flows for the period ended March 31, 2008, we changed the presentation of cash flows to separately disclose the purchases of trading securities and the sale and maturities of trading securities as gross amounts within Cash flows from investing activities instead of Cash flows from operating activities of continuing operations.  This change is in response to our election to apply the fair value option to our available-for-sale and held-to-maturity securities upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 ("SFAS No. 159") on January 1, 2008.

Wholesale and Other Finance Receivables.  The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	First Nine Months
	2008	2007
Sum of sector cash flows from operating activities of continuing operations	$846	$11,179
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	2,058	2,027
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	365	36
Consolidated cash flows from operating activities of continuing operations	$3,269	$13,242
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

Ford Acquisition of Ford Credit Debt.  The $270 million cash outflow related to our acquisition of Ford Credit's debt securities is presented differently on our consolidated and sector statements of cash flows.  The cash outflow is reclassified from Automotive purchases of securities within Cash flows from investing activities on our sector statement of cash flows to Principal payments on other debt line item within Cash flows from financing activities on our consolidated statement of cash flows.

NOTE 2. INVENTORIES

Inventories are summarized as follows (in millions):

	September 30, 2008	December 31, 2007
Raw materials, work-in-process and supplies	$4,367	$4,360
Finished products	8,722	6,861
Total inventories under first-in, first-out method ("FIFO")	13,089	11,221
Less: Last-in, first-out method ("LIFO") adjustment	(1,041)	(1,100)
Total inventories	$12,048	$10,121

Inventories are stated at lower of cost or market.  About one-fourth of inventories were determined under the LIFO method.

Item 1.  Financial Statements (Continued)

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

The table below describes the significant components of the second quarter 2008 long-lived asset impairment of the Ford North America segment (in millions):

Ford North America
Land	$—
Buildings and land improvements	698
Machinery, equipment and other	2,833
Special tools	1,769
Total	$5,300

Financial Services Sector

During the second quarter of 2008, higher fuel prices and the weak economic climate in the United States and Canada resulted in a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values for used full-size trucks and traditional SUVs.  As a result, in the second quarter of 2008 we tested Ford Credit's operating leases in its North America segment for recoverability and recorded a pre-tax impairment charge in Selling, administrative and other expenses on our consolidated income statement and in Financial Services depreciation on our sector income statement of $2.1 billion, representing the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio exceeded the estimated fair value.

NOTE 4. GOODWILL AND OTHER NET INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector				Financial Services Sector

	Ford North America	Ford Europe	Volvo	Total	Ford Credit	Total Company
Balances at December 31, 2007	$89	$37	$1,360	$1,486	$18	$1,504
Changes in goodwill:
Goodwill acquired	—	—	—	—	—	—
Other disposals	(1)	—	—	(1)	(9)	(10)
Dealer goodwill impairment*	(88)	—	—	(88)	—	(88)
Effect of foreign currency translation and other	—	(2)	(65)	(67)	—	(67)
Balances at September 30, 2008	$—	$35	$1,295	$1,330	$9	$1,339
__________
*
Based on our expected reduction of our Ford North America dealership base, we recorded an other-than-temporary impairment of our investment in our consolidated North America dealerships.  We recorded the $88 million impairment of our investment in the first quarter of 2008 by writing down the related goodwill to its fair value of $0.

Item 1.  Financial Statements (Continued)

NOTE 4. GOODWILL AND OTHER NET INTANGIBLES (Continued)

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Distribution networks	$322	$(104)	$218	$335	$(103)	$232
Manufacturing and production incentive rights	271	(118)	153	297	(74)	223
Other	191	(96)	95	199	(89)	110
Total Automotive sector	784	(318)	466	831	(266)	565
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$788	$(322)	$466	$835	$(270)	$565

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

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Pre-tax amortization expense	$27	$32	$77	$80

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

The total consolidated VIE assets reflected on our September 30, 2008 and December 31, 2007 balance sheets are as follows (in millions):

	September 30, 2008	December 31, 2007
Automotive Sector
Cash and cash equivalents	$938	$742
Other assets	5,088	5,599
Total assets	$6,026	$6,341

Financial Services Sector
Cash and cash equivalents	$4,407	$4,605
Finance receivables	61,513	60,361
Net investment in operating leases	12,232	17,461
Total assets	$78,152	$82,427

Ford Credit uses special purpose entities ("SPEs") that are considered VIEs for most of its on-balance sheet securitizations.  Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") issues commercial paper externally.  On occasion, we purchase the debt issued by FCAR.  At September 30, 2008, the asset-backed securities of FCAR supported $9.8 billion of FCAR's asset-backed commercial paper held by external investors and the remaining $1.1 billion was held by Ford Credit.  Further, Ford Credit repurchased $2.5 billion of asset-backed securities from FCAR during the third quarter of 2008 and FCAR used the proceeds to pay off maturing FCAR commercial paper.

Item 1.  Financial Statements (Continued)

NOTE 5. VARIABLE INTEREST ENTITIES (Continued)

We also have investments in other non-securitization related entities determined to be VIEs of which we are not the primary beneficiary.  The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.  Therefore, we do not consolidate these entities and we account for them as equity method investments.  Our maximum exposure at September 30, 2008 and December 31, 2007, respectively, was $424 million and $357 million for our Automotive sector and $148 million and $76 million for our Financial Services sector.  Any potential losses associated with these VIEs would be limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

NOTE 6. JOB SECURITY BENEFITS RESERVE AND EMPLOYEE SEPARATION ACTIONS

Automotive Sector

Job Security Benefits Reserve

We are required to pay most idled unionized hourly employees in North America a portion of their wages and benefits for a specified period of time ("Job Security Benefits").  We expense in Automotive cost of sales Job Security Benefits expected to be provided to our hourly employees at facilities that will be closed or at which shifts will be eliminated or, in the case of some Automotive Components Holdings, LLC ("ACH") plants, sold (see Note 18 of the Notes to the Financial Statements in our 2007 Form 10-K Report).

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

	Reserve (in millions)		Number of Employees
	First Nine Months 2008	Full Year 2007	First Nine Months 2008	Full Year 2007
Beginning balance	$817	$1,036	8,316	10,728
Additions to Job Security Benefits reserve/Transfers from voluntary separation program (i.e., rescissions)	77	232	728	2,220
Voluntary separations and relocations	(239)	(311)	(2,764)	(4,632)
Benefit payments and other adjustments	(129)	(140)	(1,821)	—
Ending balance	$526	$817	4,459	8,316

Included in "Benefit payments and other adjustments" above is a $344 million decrease in the third quarter of 2008, primarily due to a reduction in the number of employees in the reserve as a result of three ACH plants whose employees are no longer probable to be permanently idled.

The reserve balance above takes into account several factors, including the demographics of the population at each affected facility, redeployment alternatives, and recent experience relative to voluntary redeployments.  Due to the complexities inherent in estimating this reserve, our actual costs could differ materially.  We continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

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

Item 1.  Financial Statements (Continued)

NOTE 6. JOB SECURITY BENEFITS RESERVE AND EMPLOYEE SEPARATION ACTIONS (Continued)

UAW Voluntary Separations.  The following table summarizes the activity in the related separation reserve, with the expense recorded in Automotive cost of sales:

	Reserve (in millions)		Number of Employees
	First Nine Months 2008	Full Year 2007	First Nine Months 2008	Full Year 2007
Beginning balance	$225	$2,435	1,374	26,351
Voluntary acceptances	222	—	1,832	—
Payments/Terminations	(297)	(1,912)	(2,440)	(21,587)
Rescissions and other adjustments	14	(298)	(61)	(3,390)
Ending balance	$164	$225	705	1,374

The ending balances shown above represent the cost of separation packages for employees who accepted packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  Excluded from the table are 3,389 acceptances during the first nine months of 2008 of voluntary retirement incentive packages, the costs for which are included in pension and other postretirement employee benefits ("OPEB") separation costs.

Other Employee Separation Actions.  In the second quarter of 2008, we announced plans to reduce salaried employee costs in North America by 15%.  We completed those actions by the third quarter and recognized pre-tax charges in the United States of $65 million and $78 million for the third quarter and first nine months of 2008, respectively.  In 2007, we completed our previously-announced North American salaried employee reduction and incurred $154 million of pre-tax charges in the United States through the first nine months of 2007.  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses and exclude costs for pension and OPEB.

In addition, we had pre-tax charges for other hourly and salaried employee separation actions outside the United States. We recognized $70 million and $28 million for the third quarter of 2008 and 2007, respectively, and $108 million and $280 million for the first nine months of 2008 and 2007, respectively.  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses and exclude costs for pension and OPEB.

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

SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") requires that the provision for/(benefit from) income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction.  In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, tax provision is first allocated to the other categories of earnings.  A related tax benefit is then recorded in continuing operations.  Included in Provision for/(Benefit from) income taxes are tax benefits of $630 million for the third quarter of 2008 and $1.3 billion for the first nine months of 2008 related to these intraperiod allocations.

Also included in third quarter 2008 Provision for/(Benefit from) income taxes is a $94 million tax provision that represents a correction to amounts that were incorrectly recorded in Accumulated other comprehensive income for the periods beginning with the fourth quarter of 2006 related to foreign deferred tax assets.  We have not restated our prior-period financial statements because we have concluded that the effect of correcting for this item and other immaterial out-of-period adjustments is not material.

Item 1.  Financial Statements (Continued)

NOTE 7. INCOME TAXES (Continued)

Uncertain tax benefits are recognized in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") on a more-likely-than-not standard.  At any point in time, Ford's cross-border transfer prices are being evaluated by multiple governments around the world.  Over the next several months, bilateral discussions are expected to occur between the United States and a major trading partner.  It is reasonably possible that the total amount of unrecognized tax benefits related to these unresolved transfer pricing disputes may significantly increase or decrease in the next twelve months as a result of these discussions; an estimate of the reasonably possible change cannot be made at this time.

NOTE 8. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

Automotive Protection Corporation ("APCO").  Our North American operation APCO was sold in the second quarter of 2007.  Third quarter and first nine months results for this discontinued operation are shown in the table below (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Sales and revenues	$—	$—	$—	$13

Operating income/(loss) from discontinued operations	$—	$—	$—	$2
Gain/(Loss) on discontinued operations	—	—	—	51
(Provision for)/Benefit from income taxes	—	—	—	(19)
Income/(Loss) from discontinued operations	$—	$—	$—	$34

Held-for-Sale Operations

Jaguar Land Rover.  During 2007, we committed to sell our Jaguar Land Rover operations in order to focus on our core Automotive operations and to build liquidity.  At December 31, 2007, we classified the assets and liabilities of these operations as held for sale on our balance sheet.  On March 25, 2008, we entered into a definitive agreement with Tata Motors Limited pursuant to which we would sell all of our interest in Jaguar Land Rover for $2.3 billion, subject to customary purchase price adjustments upon completion (e.g., relating to working capital, cash, and debt), and agreed to contribute up to about $600 million to Jaguar and Land Rover pension plans.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales related to the disposal of these operations.

On June 2, 2008, we completed the sale of Jaguar Land Rover.  At the time of the sale, we received $2.4 billion in cash proceeds and recognized a second quarter pre-tax loss of $106 million, reported in Automotive interest income and other non-operating income/(expense), net.

During the third quarter, we received $132 million in cash, which reflected final settlement of purchase price adjustments and recognized an additional pre-tax loss of $30 million reported in Automotive interest income and other non-operating income/(expense), net. With this, our pre-tax loss is $136 million.

The assets and liabilities of Jaguar Land Rover that were classified as held-for-sale operations at December 31, 2007 are summarized as follows (in millions):

December 31, 2007
Assets
Receivables	$758
Inventories	1,530
Net property	2,246
Goodwill and other net intangibles	2,010
Pension assets	696
Other assets	297
Total assets of the held-for-sale operations	$7,537

Liabilities
Payables	$2,395
Pension liabilities	19
Warranty liabilities	645
Other liabilities	1,765
Total liabilities of the held-for-sale operations	$4,824

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

ACH.  On April 14, 2008, ACH completed the sale of its glass business to Zeledyne, LLC.  The sale included the Nashville, Tulsa, and VidrioCar plants, along with the research and development, engineering, sales and aftermarket operations in Tennessee and Michigan.  These facilities continue to supply Ford with automotive glass products.  As a result of the transaction, we recognized a second quarter pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense), net. This loss was comprised of asset write-offs of $149 million, long-term contractual restructuring obligations of $104 million, and $32 million of transaction costs and other related expenses.

During the third quarter of 2008, the sale agreement between Ford and Zeledyne, LLC was amended resulting in an additional $19 million pre-tax loss reported in Automotive interest income and other non-operating income/(expense), net. The third quarter loss is primarily related to changes in long-term contractual restructuring obligations.  With this, our pre-tax loss is $304 million.

In the second quarter of 2008, we disclosed that we expected the sale of the Milan plant, which produces fuel tanks and bumper fascias, would be completed by the end of this year.  Accordingly, at June 30, 2008, ACH classified the assets and liabilities of the Milan plant as held for sale in our balance sheet.  We also recorded a pre-tax impairment charge of $18 million in the second quarter of 2008, which represented the excess of net book value of the held-for-sale assets over the expected proceeds based on June 30, 2008 conditions.

During the third quarter of 2008, deteriorating domestic economic and industry conditions significantly reduced the probability of selling the Milan plant within the next 12 months, although negotiations are ongoing.  Accordingly, at September 30, 2008, the Milan plant has been reclassified and reported as held and used.  The pre-tax impairment charge of $18 million previously recorded in the second quarter of 2008 continues to be reported in Automotive cost of sales.

Other Dispositions

ACH.  During 2008, ACH terminated the non-binding agreement for the sale of the business at the Sandusky plant, which primarily produces lighting components, and the Saline plant, which primarily produces cockpit modules, instrument panels, door trim, and floor console products.  Neither of these businesses were classified as held for sale at September 30, 2008.

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies, primarily through non-Ford dealerships.  In 2005, Ford Credit recognized a $4 million after-tax gain on disposal of discontinued operations. For the nine months ended September 30, 2008, Ford Credit received additional proceeds primarily based on better-than-anticipated securitized portfolio performance, and recognized a $9 million after-tax gain in Income/(Loss) from discontinued operations.

Other Dispositions

Nordic Operations.  During the second quarter of 2008, Ford Credit completed the creation of a new legal entity and transferred into it the majority of its business and assets from Denmark, Finland, Norway, and Sweden.  By the end of the second quarter, Ford Credit had sold 50% of the new legal entity.  As a result of the sale, Ford Credit reduced Finance receivables, net by $1.7 billion, and we recognized a pre-tax gain in Financial Services revenues of $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments.  Ford Credit reports its ownership interest in the new legal entity as an equity method investment.  The new legal entity will support the sale of Ford vehicles in these markets.

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

AB Volvofinans ("Volvofinans").  During the third quarter of 2007, Ford Credit sold a majority of its interest in Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden.  As a result of the transaction, we received $157 million as proceeds from the sale, and recognized a pre-tax gain of $51 million reported in Financial Services revenues.

NOTE 9. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(129)	$(380)	$(8,705)	$54
Effect of dilutive senior convertible notes (a)	—	—	—	—
Effect of dilutive 6.50% Cumulative Convertible Trust Preferred Securities ("Trust Preferred Securities") (b)	—	—	—	—
Diluted income/(loss) from continuing operations	$(129)	$(380)	$(8,705)	$54

Basic and Diluted Shares
Average shares outstanding	2,280	2004	2,236	1,931
Restricted and uncommitted-ESOP shares	(1)	(1)	(1)	(1)
Basic shares	2,279	2,003	2,235	1,930
Net dilutive options and restricted and uncommitted-ESOP shares	— (c)	— (c)	— (c)	12
Dilutive senior convertible notes (a)	—	—	—	—
Dilutive convertible trust preferred securities (b)	—	—	—	—
Diluted shares	2,279	2,003	2,235	1,942
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes.
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

(c)
28 million, 19 million, and 26 million contingently-issuable shares (primarily reflecting restricted stock units) for the third quarter of 2008, third quarter of 2007, and first nine months of 2008, respectively.

Item 1.  Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In determining fair value, we use various valuation techniques and prioritize the use of observable inputs.  The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

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

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions.

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

Marketable Securities.  Our marketable securities portfolios include investments in government securities, corporate obligations and equities, and asset-backed securities with a maturity of greater than 90 days at the date of purchase.  Where available, including for U.S. Treasury notes and equities, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for government agency securities, asset-backed securities, and corporate obligations, prices for similar assets and matrix pricing models are used.  In certain cases, where there is limited transparency to valuation inputs, we may contact securities dealers and obtain dealer quotes.

Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our financial instruments, including marketable securities, loaned securities, and those classified as cash equivalents.  SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.  This election resulted in a cumulative after-tax increase of approximately $12 million to the opening balance of Retained earnings.  Prior to the election of SFAS No. 159, we classified our securities as trading, available-for-sale, or held-to-maturity.  The unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income/(loss), and the unrealized gains and losses for held-to-maturity securities were not recognized.

Item 1.  Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

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

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure, by counterparty.  We use our counterparty's CDS when we are in a net asset position and our own CDS when we are in a net liability position.  At September 30, 2008, our adjustment for non-performance risk (relative to a measure based on unadjusted LIBOR) reduced derivative assets by $14 million and $52 million for Automotive and Financial Services sectors, respectively; and reduced derivative liabilities by $14 million and $88 million for Automotive and Financial Services sectors, respectively.

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments where observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.

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

Item 1.  Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at September 30, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Automotive Sector
Assets
Cash equivalents – financial instruments (a) (b)	$538	$5,231	$—	$5,769
Marketable securities (a) (c) (d)	5,986	4,849	337	11,172
Derivative financial instruments	—	665	26	691
Total assets at fair value	$6,524	$10,745	$363	$17,632
Liabilities
Derivative financial instruments	$—	$388	$4	$392
Total liabilities at fair value	$—	$388	$4	$392

Financial Services Sector
Assets
Cash equivalents – financial instruments (a) (b)	$1,799	$4,309	$—	$6,108
Marketable securities (a)	3,215	2,515	5	5,735
Derivative financial instruments	—	1,831	354	2,185
Retained interest in sold receivables	—	—	154	154
Total assets at fair value	$5,014	$8,655	$513	$14,182
Liabilities
Derivative financial instruments	$—	$646	$309	$955
Total liabilities at fair value	$—	$646	$309	$955

_________
(a)
At September 30, 2008, approximately 85% of our financial instruments (including marketable securities and those classified as cash equivalents) were government securities, federal agency securities or equities for which an active and liquid market exists. For all securities, we rely on market observable data where available through our established pricing processes and believe this data reflects the fair value of our investment assets.  Instruments presented in Level 1 include U.S. Treasuries and equities.  Instruments presented in Level 2 include federal agency securities, corporate obligations, and asset-backed securities.  Instruments presented in Level 3 include certain corporate obligations and asset-backed securities.

(b)
Cash equivalents – financial instruments excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value of $2 billion and $1.2 billion for Automotive sector and Financial Services sector, respectively, which approximates fair value.

(c)	Includes marketable securities and loaned securities.
(d)	Marketable securities balance excludes a $305 million investment in Ford Credit bonds held by the Automotive sector. See Note 1.

Item 1.  Financial Statements (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended September 30, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at January 1, 2008	Total Realized/Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at Sept 30, 2008	Change In Unrealized Gains/(Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$201	$3	$192	$(59)	$337	$2
Derivative financial instruments, net (d)	257	(62)	(91)	(82)	22	(57)
Total Level 3 fair value	$458	$(59)	$101	$(141)	$359	$(55)

Financial Services Sector
Marketable securities	$—	$—	$5	$—	$5	$—
Derivative financial instruments, net (e)	(2)	59	19	(31)	45	42
Retained interest in sold receivables (f)	653	61	(560)	—	154	(44)
Total Level 3 fair value	$651	$120	$(536)	$(31)	$204	$(2)
__________
(a)	Includes option premiums paid/received on options traded during the quarter.
(b)	For those assets and liabilities still held at September 30, 2008.
(c)
Realized/unrealized gains/(losses) on marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net on the income statement.  We recorded $8 million in the third quarter of 2008 and $3 million for the first nine months of 2008.

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales ($(225) million for third quarter of 2008, and $(58) million for first nine months of 2008), and Automotive interest income and other non-operating income/(expense), net ($(2) million for the third quarter of 2008 and $(4) million for first nine months of 2008) on the income statement.  See Note 11 for income statement classification by hedge designation.

(e)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Financial Services sector derivative financial instruments for the period presented are recorded to Interest expense ($4 million for the third quarter of 2008 and $11 million for first nine months of 2008), and Financial Services revenues ($34 million for the third quarter of 2008 and $48 million for first nine months of 2008) on the income statement.  See Note 11 for income statement classification by hedge designation.

(f)
Realized/unrealized gains/(losses) on the retained interests in sold receivables for the period presented are recorded in Financial Services revenues on the income statement ($42 million for the third quarter of 2008 and $105 million for the first nine months of 2008) and Accumulated other comprehensive income/(loss) on the balance sheet ($(28) for the third quarter of 2008 and $(44) million for the first nine months of 2008).

Non-Recurring Measurements.  There were no non-recurring fair value measurements recognized in the financial statements for the quarter ended September 30, 2008.  Total non-recurring fair value losses for the first nine months of 2008 for the Automotive and Financial Services sectors were $5.8 billion and $2.1 billion, respectively.

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

We have elected to apply hedge accounting to certain derivative instruments in both the Automotive and Financial Services sectors.  For the Automotive sector, beginning in the third quarter of 2008, we have de-designated certain foreign exchange forwards and options designated as cash flow hedges of forecasted transactions under critical terms match and re-designated under the "long-haul" method using regression analysis to assess hedge effectiveness.  Any new cash flow hedges will be designated using the "long-haul" method.  For the Financial Services sector, beginning in the first quarter of 2008, we have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt.  The risk being hedged is the risk of changes in fair value of the hedged item attributable to changes in the benchmark interest rate.  We use regression analysis to assess fair value hedge effectiveness under the "long-haul" method.  Hedges that receive designated hedge accounting treatment are documented and evaluated for effectiveness at the time they are designated, as well as throughout the hedge period.  See Note 23 of the Notes to the Financial Statements in our 2007 Form 10-K Report for a detailed description of our derivative instruments and hedge accounting designations.

Item 1.  Financial Statements (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for our Automotive and Financial Services sectors (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007	Income Statement Classification
Automotive Sector
Cash flow hedges:
Impact of discontinued hedges	$1	$—	$2	$187	Automotive cost of sales
Ineffectiveness	2	—	2	—	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	—	—	(1)	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	(468)	(26)	(45)	15	Automotive cost of sales
Foreign currency derivatives on operating exposures (a) (b)	145	285	671	306	Automotive cost of sales
Foreign currency derivatives on investment portfolios	39	—	4	—	Automotive interest income and other non-operating income/(expense), net
Other	(2)	—	(4)	(58)	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$(2)	$—	$(45)	$—	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	12	—	51	—	Interest expense
Derivatives not designated as hedging instruments:
Interest rate swaps	(4)	262	(49)	24	Financial Services revenues
Foreign currency swaps and forward contracts (a)	302	(37)	384	(498)	Selling, administrative and other expenses
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

Balance Sheet Effect of Derivative Instruments

We do not net positions with our counterparties for purposes of our balance sheet presentation and disclosure.  The following table summarizes the estimated fair value of our derivative instruments (in millions):

	September 30, 2008		December 31, 2007
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$213	$44	$617	$195
Derivatives not designated as hedging instruments	478	348	757	188
Total derivative instruments	$691	$392	$1,374	$383
Financial Services Sector
Fair value hedges	$193	$—	$—	$—
Derivatives not designated as hedging instruments	1,992	955	2,811	1,349
Total derivative instruments	$2,185	$955	$2,811	$1,349

Refer to Note 10 for details on fair value measurements.

Item 1.  Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS

New UAW Retiree Health Care Settlement Agreement

The Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program ("H-S-M-D-D-V Program") currently provides selected health care benefits to eligible active UAW hourly employees, eligible retired UAW hourly employees, and eligible spouses, surviving spouses, and dependents (the "Benefit Group").  In conjunction with negotiation of the 2007 collective bargaining agreement between Ford and the UAW, in November 2007 we entered into a memorandum of understanding ("MOU") with the UAW to terminate our obligation for postretirement health care benefits provided to the Benefit Group after December 31, 2009 (the "Implementation Date").  In March 2008, based on the MOU, we entered into a settlement agreement with the UAW and class representatives of former UAW-represented Ford employees (the "Retiree Health Care Settlement Agreement") and submitted it to the U.S. District Court for the Eastern District of Michigan (the "Court") for approval.  Effectiveness of the Retiree Health Care Settlement Agreement was conditioned upon Court approval, and upon pre-clearance with the Securities and Exchange Commission ("SEC") of satisfactory accounting treatment for postretirement health care benefits provided to the Benefit Group.

Each of the conditions to effectiveness was satisfied during the third quarter of 2008.  The Court approved the terms of the Retiree Health Care Settlement Agreement on August 29, 2008, and the period for filing an appeal to the approval order expired on September 29, 2008 without any appeal having been filed.  We also successfully concluded our pre-clearance review of the accounting treatment with the SEC.  As a result, the Retiree Health Care Settlement Agreement is now effective (August 29, 2008 – the "Effective Date"), with final implementation scheduled for December 31, 2009.

The terms of the Retiree Health Care Settlement Agreement fundamentally change the H-S-M-D-D-V Program benefits.  The obligation to provide retiree health care to the Benefit Group will transfer permanently to a new independent Voluntary Employee Beneficiary Association Trust (the "New VEBA") at the Implementation Date, in exchange for certain assets to be transferred.  The trustees of the New VEBA will establish a new retiree health care plan (the "New Plan") for the Benefit Group which will be responsible for administering these benefits.  The 2005 UAW Benefit Trust Agreement (described below) will be superseded, and the New Plan will be a closed plan.  UAW-represented individuals newly employed by Ford after November 19, 2007 are eligible to participate only in a separate health care plan that consists of defined contributions made by Ford to individual participant accounts.

Pursuant to the terms of the Retiree Health Care Settlement Agreement, we agreed to provide the following consideration in exchange for a full discharge of any obligation we may have to provide benefits to the Benefit Group:

•	Cash of $2.73 billion;
•
A $3 billion principal amount secured note, which bears interest from January 1, 2008 at 9.5% per annum, matures on January 1, 2018, and is secured on a second-lien basis with the collateral we have pledged as part of our secured Credit Agreement;

•
A $3.3 billion principal amount convertible note, which bears interest from January 1, 2008 at 5.75% per annum, matures on January 1, 2013, and is convertible into Ford Common Stock at a conversion price of $9.20 per share; and

•	An obligation to make 15 annual installment payments of $52.3 million beginning in April 2008.

In addition to the foregoing payments, we agreed to transfer the plan assets of the H-S-M-D-D-V Program VEBA and the UAW Benefits Trust (described below) (collectively, the "Plan Assets") to the New VEBA.  The H-S-M-D-D-V Program VEBA plan assets had a fair value of $3.5 billion at August 29, 2008.  We also are obligated to continue to make payments for ongoing retiree health care costs through 2009, which we estimate to have a present value of $1.5 billion as of August 29, 2008.

Accounting for the Assets to be Contributed Pursuant to the Retiree Health Care Settlement Agreement

On January 2, 2008, we established a Temporary Asset Account (the "TAA") which is owned by a newly-created, wholly-owned separate legal entity, Ford-UAW Holdings LLC (the "LLC").  The LLC was established for the purpose of holding and investing assets that will be transferred to the New VEBA.  The cash of $2.73 billion, together with the interest payments of $238 million due on the notes, and the first installment payment of $52.3 million, all referred to above, have been transferred to the TAA and have been invested in a manner consistent with the long-term nature of health care liabilities.  The TAA had a total market value of $2.8 billion and $2.5 billion reflecting realized and unrealized losses of $234 million and $484 million at August 29, 2008 and September 30, 2008, respectively.  The assets of the TAA do not meet the definition of a plan asset and are recorded in Cash and cash equivalents and Marketable securities on our balance sheet; the earnings or losses earned on the assets are recorded in Interest income and other non-operating income/(expense), net.

Item 1.  Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

The $3 billion secured note and the $3.3 billion convertible note were both issued to the LLC on April 9, 2008.  Because the LLC is a wholly-owned subsidiary, these obligations and related interest expense have been eliminated in consolidation.  The present value of the notes discounted in accordance with their contractual terms was $3.1 billion for the secured note and $3.4 billion for the convertible note as of August 29, 2008.

Accounting for the Retiree Health Care Settlement Agreement

Effective Date (August 29, 2008)
The terms of the Retiree Health Care Settlement Agreement became effective as of the date of Court approval.  We re-measured the H-S-M-D-D-V Program relating to the retiree health care benefits as of that date, and reduced the accumulated postretirement benefit obligation from $19.4 billion to $14.7 billion (the "New Benefit Obligation") and recognized an actuarial gain of $4.7 billion.  The gain offsets pre-existing actuarial losses, and the remaining net gain of $395 million will continue to be recognized as a component of Accumulated other comprehensive income.

The New Benefit Obligation is composed of the following elements as follows (in billions):

August 29, 2008
Fair value of H-S-M-D-D-V Program VEBA assets	$3.5
Fair value of assets held in the TAA	2.8
Present value of the convertible note	3.4
Present value of secured note	3.1
Present value of installment payments	0.4
Transfer to New VEBA	13.2
Present value of retained benefit payments through 2009	1.5
Total New Benefit Obligation	$14.7

Upon adoption of the terms of the Retiree Health Care Settlement Agreement, we also recognized in Automotive cost of sales a curtailment gain of $2.6 billion, which represents unrecognized prior service credits previously included as a component of Accumulated other comprehensive income and attributable to years of service after December 31, 2009.  We will continue to amortize the remaining prior service credits of $421 million until the Implementation Date.

Subsequent to the Effective Date and Prior to Implementation Date
We will continue to record service costs and other elements of net periodic postretirement benefit costs, and will reduce the accumulated postretirement benefit obligation as benefit payments for postretirement health care claims are paid.  As a result of the terms of the Retiree Health Care Settlement Agreement, however, the basis for determining the cost of benefits to which the Benefit Group may be entitled has changed.  The new benefit formula provides that on the Implementation Date the Benefit Group will receive an in-kind contribution to the New VEBA of the assets described above, that at August 29, 2008 had a value of $13.2 billion, which will be adjusted for the realized and unrealized return through the Implementation Date.  Ford does not guarantee or warrant the investment returns of these assets.

Implementation Date (December 31, 2009)
We expect to fully settle our postretirement health care benefit obligation for the Benefit Group on December 31, 2009, when we transfer the assets in the LLC and the Plan Assets to the New VEBA.  At that time, we will derecognize the accumulated postretirement benefit obligation and related assets.  At settlement, all remaining gains and losses included as components of Accumulated other comprehensive income will be recognized in income.

We will record the consideration transferred to the New VEBA, including the secured and convertible notes, at fair value.  Accordingly, we will recognize in income an additional net gain or loss as a result of the settlement.  Subsequent to settlement accounting, there will be no further accounting for postretirement health care benefits for the Benefit Group because we will no longer be providing postretirement health care benefits to the Benefit Group and will have settled irrevocably our obligation.

Item 1.  Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

Changes to the UAW Benefits Trust

In 2005, we entered into an agreement with the UAW (the "2005 Agreement") and a class of employees and retirees to increase retiree health care cost sharing under the H-S-M-D-D-V Program as part of our overall cost reduction efforts.  On July 13, 2006 we received the necessary court approval of the proposed modifications to the H-S-M-D-D-V Program and cost savings began to accrue as of that date.  The 2005 Agreement provided for increased cost sharing of health care expenses by retirees presently covered under the H-S-M-D-D-V Program and established an independent Defined Contribution Retiree Health Benefit Trust ("UAW Benefit Trust") which serves as a non-Ford sponsored Voluntary Employee Benefits Association ("VEBA").  The UAW Benefit Trust is used to mitigate the reduction in health plan benefits for certain eligible present and future retirees, surviving spouses, and other dependents, and is accounted for as a separate plan from the H-S-M-D-D-V Program.

The terms of the 2005 Agreement have been superseded by the terms of the Retiree Health Care Settlement Agreement.  Pursuant to the Retiree Health Care Settlement Agreement, we remain obligated to make a third contribution of $43 million to the UAW Benefit Trust on January 1, 2009.  In addition, we made a cash contribution of $33 million on September 8, 2008 to the UAW Benefit Trust in full settlement of the stock appreciation rights owned by the trust.

The terms of the 2005 Agreement also call for the diversion to the UAW Benefit Trust of payments of a previously negotiated 2006 wage increase and a portion of negotiated cost-of-living increases through 2011 as they are earned.  In accordance with the Retiree Health Care Settlement Agreement, these wage diversions will discontinue as of December 31, 2009, when the UAW Benefit Trust is expected to terminate in accordance with the terms of the Retiree Health Care Settlement Agreement.

Pension and OPEB expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2008	2007	2008	2007	2008	2007
Service cost	$94	$106	$91	$165	$80	$91
Interest cost	672	658	357	409	356	453
Expected return on assets	(865)	(869)	(382)	(480)	(64)	(65)
Amortization of:
Prior service costs/(credits)	93	65	24	27	(232)	(243)
(Gains)/Losses and other	5	12	56	115	58	294
Separation programs	43	(8)	24	20	1	(7)
(Gain)/Loss from curtailment	—	—	—	—	(2,603)	(213)
Costs allocated to Visteon	—	—	—	—	2	1
Net expense/(income)	$42	$(36)	$170	$256	$(2,402)	$311

	First Nine Months
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2008	2007	2008	2007	2008	2007
Service cost	$283	$332	$327	$486	$236	$280
Interest cost	2,016	1,963	1,218	1,203	1,217	1,348
Expected return on assets	(2,597)	(2,609)	(1,374)	(1,410)	(223)	(198)
Amortization of:
Prior service costs/(credits)	281	199	78	80	(670)	(757)
(Gains)/Losses and other	13	38	164	336	232	665
Separation programs	248	813	66	146	12	8
(Gain)/Loss from curtailment	—	176	—	(14)	(2,714)	(1,321)
Costs allocated to Visteon	—	—	—	—	5	3
Net expense/(income)	$244	$912	$479	$827	$(1,905)	$28
__________
*	Includes Jaguar Land Rover.

Item 1.  Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute, at a minimum, amounts required by applicable laws, regulations, and union agreements.  From time to time, we make contributions beyond those legally required.

Pension.  During the first nine months of 2008, we contributed $1.9 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $300 million in 2008, for a total of $2.2 billion this year (including payments related to Jaguar Land Rover).  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2008.

Life Insurance.  During 2008 we expect to withdraw about $80 million from our VEBA as reimbursement for U.S. hourly retiree life insurance benefit payments.

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

Item 1.  Financial Statements (Continued)

NOTE 13. SEGMENT INFORMATION (Continued)

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

(In millions)	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover and Aston Martin	Other	Total
THIRD QUARTER 2008
Sales/Revenues
External customer	$10,748	$2,712	$9,660	$2,916	$1,697	$—	$—	$—	$27,733
Intersegment	172	—	174	18	—	—	—	—	364
Income
Income/(Loss) before income taxes	(36)	480	29	(484)	(24)	(1)	(37)	(626)	(699)

THIRD QUARTER 2007
Sales/Revenues
External customer	$16,688	$2,064	$8,328	$3,844	$1,782	$—	$3,564	$—	$36,270
Intersegment	93	—	88	25	—	—	42	—	248
Income
Income/(Loss) before income taxes	(689)	386	254	(174)	19	14	81	(603)	(712)

	Financial Services Sector (a)				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
THIRD QUARTER 2008
Sales/Revenues
External customer	$4,237	$75	$—	$4,312	$—	$32,045
Intersegment	195	7	(2)	200	(564)	—
Income
Income/(Loss) before income taxes	161	(2)	—	159	—	(540)

THIRD QUARTER 2007
Sales/Revenues
External customer	$4,718	$90	$—	$4,808	$—	$41,078
Intersegment	210	7	—	217	(465)	—
Income
Income/(Loss) before income taxes	546	10	—	556	—	(156)
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1.  Financial Statements (Continued)

NOTE 13.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover and Aston Martin	Other	Total
FIRST NINE MONTHS 2008
Sales/Revenues
External customer	$42,077	$6,900	$31,374	$11,439	$5,143	$—	$6,974	$—	$103,907
Intersegment	461	—	663	75	—	—	63	—	1,262
Income
Income/(Loss) before income taxes (a)	(7,634)	1,125	1,336	(787)	15	(63)	38	(1,087)	(7,057)
Total assets at September 30									94,648

FIRST NINE MONTHS 2007
Sales/Revenues
External customer	$54,208	$5,174	$26,163	$12,789	$5,278	$—	$11,394	$—	$115,006
Intersegment	410	—	513	93	—	—	112	—	1,128
Income
Income/(Loss) before income taxes	(1,458)	754	646	(175)	9	107	939	(1,051)	(229)
Total assets at September 30									123,349

	Financial Services Sector (b)				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (c)	Total
FIRST NINE MONTHS 2008
Sales/Revenues
External customer	$12,896	$282	$—	$13,178	$—	$117,085
Intersegment	675	19	(4)	690	(1,952)	—
Income
Income/(Loss) before income taxes	(2,187)	(10)	—	(2,197)	—	(9,254)
Total assets at September 30	155,305	10,237	(9,632)	155,910	(4,009)	246,549

FIRST NINE MONTHS 2007
Sales/Revenues
External customer	$13,112	$221	$—	$13,333	$—	$128,339
Intersegment	651	21	(6)	666	(1,794)	—
Income
Income/(Loss) before income taxes	952	3	—	955	—	726
Total assets at September 30	162,245	10,620	(10,193)	162,672	(1,438)	284,583
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

Item 1.  Financial Statements (Continued)

NOTE 14. GUARANTEES

At September 30, 2008, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and economic growth.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $7 million; the fair value ascribed to these guarantees was determined to be insignificant.  These guarantees and the guarantee of the Notes described in the succeeding paragraph were issued prior to December 31, 2002.  Therefore, fair value measurement and recognition is not required.

In 1996, we issued $500 million of 7.25% Notes.  In 1999, we entered into a de-recognition transaction to defease our obligation as primary obligor with respect to the principal of these notes.  As part of this transaction, we placed certain financial assets into an escrow trust for the benefit of the noteholders, and the trust became the primary obligor with respect to the principal (we became secondarily liable for the entire principal amount).  On October 1, 2008 we completed the transaction and settled our obligation related to these Notes.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 31, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $15 million at September 30, 2008.

In September 2008, we guaranteed debt of a joint venture to third party banks.  The maximum exposure as a result of these guarantees is $200 million, and the expiration dates of the guarantees range from 2014 to 2017.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  We have recorded liabilities totaling $33 million related to these guarantees.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include but are not limited to claims relating to any of the following:  environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealers, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Item 1.  Financial Statements (Continued)

NOTE 14. GUARANTEES (Continued)

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

	First Nine Months
	2008	2007
Beginning balance	$4,862	$5,235
Payments made during the period	(2,412)	(2,489)
Changes in accrual related to warranties issued during the period	1,803	2,187
Changes in accrual related to pre-existing warranties	(42)	(300)
Foreign currency translation and other	(96)	207
Ending balance	$4,115	$4,840

NOTE 15. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Net income/(loss)	$(129)	$(380)	$(8,696)	$88
Other comprehensive income/(loss)
Foreign currency translation	(2,024)	872	(2,555)	1,558
Net gain/(loss) on derivative instruments	(109)	141	(136)	(266)
Net holding gain/(loss)	(12)	(8)	(45)	(40)
Employee benefit-related	1,443	(131)	2,723	(678)
Total other comprehensive income/(loss)	(702)	874	(13)	574
Total comprehensive income/(loss)	$(831)	$494	$(8,709)	$662

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2008 and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2008

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW – Impact of and Actions in Response to Global Credit Market Crisis.

Automotive Sector.  During the third quarter and into the fourth quarter of 2008, a severe deterioration in global credit markets has adversely affected economic conditions and automotive sales around the world.  In the United States, industry demand for cars and trucks fell in the third quarter of 2008 to a seasonally-adjusted annual selling rate ("SAAR") of 13.1 million units.  In October 2008, U.S. industry sales were at a SAAR of 10.8 million units.  These compare with a SAAR of 15.1 million units in the first half of 2008, and 16.5 million units of full-year actual sales in 2007.

Demand for cars and trucks in the 19 European markets in which we participate also deteriorated significantly in the third quarter of 2008 to a SAAR of 16.3 million units, compared with a SAAR of 17.6 million units in the first half of 2008, and 18 million units of full-year actual sales in 2007.  In addition, vehicle sales growth rates in South America and the Asia Pacific region are slowing.

The recent declines in industry sales have led us to conclude that the global automotive industry downturn will be deeper, broader, and longer than previously assumed; we expect industry sales in 2009, compared with 2008, to decline, with some recovery beginning in 2010.

Meanwhile, commodity prices continue to be extremely volatile.  Crude oil and fuel prices declined significantly in September and October 2008, after having increased substantially during the spring and summer.  Steel prices remain high, but scrap steel prices continue to decline.  Prices of base metals (copper, aluminum, lead, zinc, nickel) and precious metals (platinum, palladium, rhodium), which we use in our business, also declined significantly in September and October 2008.

Notwithstanding lower-than-expected fuel prices, over the long term we expect that the shift in consumer preferences in the United States away from trucks and traditional SUVs to smaller, more fuel-efficient vehicles will continue.

As discussed in more detail in "Liquidity and Capital Resources" below, we experienced substantial cash outflow during the third quarter of 2008, with our Automotive gross cash declining to $18.9 billion at September 30, 2008 from $26.6 billion at June 30, 2008.  In addition, we expect that our $11.5 billion revolving credit facility under our secured Credit Agreement will be reduced to $10.6 billion as a result of Lehman Commercial Paper Inc. ("Lehman CPI"), one the lenders thereunder, having filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.

We remain committed to the four key priorities of our plan – to aggressively restructure our business to operate profitably, accelerate development of new products our customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources.  We plan to continue to make investments in products that customers want and value, with planned actions including:

•	Delivering best-in-class or among best-in-class fuel economy with every new vehicle introduced globally.
•	Introducing industry-leading, fuel-saving EcoBoost engines and doubling the number and volume of hybrid vehicles.
•
Leveraging our product strengths to deliver more global vehicles in the B, C, C/D (i.e., sub-compact, compact and medium-sized vehicle) and commercial van segments – by 2010, nearly 40% of our product entries in these segments are expected to be shared between Ford North America and Ford Europe, with 100% alignment expected by 2013.

•	Upgrading the Ford, Lincoln, Mercury lineup in North America almost completely by the end of 2010.
•	Bringing six European small vehicles to North America from global B-car and C-car platforms.
•	Retooling three North American truck plants to produce small, fuel efficient vehicles.
•	Supporting our global products with a lean, flexible global manufacturing system.

To support these new product investments and offset continued industry weakness, we are implementing a series of actions through 2010 that are expected to result in improvements to Automotive gross cash totaling a cumulative $14 billion to $17 billion.  These actions include:

•
Reducing North America salaried personnel-related costs by an additional 10% by the end of January 2009, primarily through personnel reductions or attrition.  Additional actions impacting compensation are also being implemented, as described below. These reductions are in addition to global personnel-related cost actions already taken or underway.

•
Further reduction of U.S. hourly employees by about 2,600 as a result of the most recent round of targeted buyouts – bringing Ford's total U.S. hourly reductions through buyouts in 2008 to about 7,000.

•	Eliminating merit pay raises for North America salaried employees in 2009.
•	Eliminating performance bonuses for salaried employees globally under the Annual Incentive Compensation Program for the 2008 performance year.
•	Suspending matching funds for U.S. salaried employees participating in Ford’s Savings and Stock Investment Plan, effective January 1, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Reducing annual capital spending to a range of $5 billion to $5.5 billion – enabled by efficiencies in our global product development system and reduced spending in declining product segments.
•	Reducing engineering, manufacturing, information technology, and advertising costs through greater global efficiencies and alignment with volume assumptions.
•	Reducing inventories globally and achieving other working capital improvements.
•	Returning about $3 billion in Ford Credit capital consistent with Ford Credit’s smaller balance sheet and a focus on core Ford brands.
•	Continuing to develop incremental sources of Automotive funding, including divesting of non-core operations and assets, and implementing equity-for-debt swaps.

Because of the uncertainty of timing and eligibility requirements, our revised plan as described above does not include U.S. government assistance under recently enacted programs (e.g., loans under the $25 billion "advanced technology vehicle" loan program of the Energy Independence and Security Act of 2007).  We do, however, plan to fully avail ourselves of any such assistance.

Financial Services Sector.  Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  Ford Credit now faces the increased challenges of the global credit crisis, including reduced access to public and private securitization markets and a significant increase in the credit spreads associated with both asset-backed and unsecured funding.  Since September 2008, consistent with the overall market, Ford Credit has experienced further reductions in demand for the asset-backed commercial paper issued under its FCAR Owner Trust retail securitization program (“FCAR”), and a greater percentage of such issuance has been on an overnight basis.  In September 2008, Ford Credit decided to reduce the assets of the FCAR program by $2.5 billion which lowered its outstanding FCAR asset-backed commercial paper, and on September 30, 2008 it held $1.1 billion of FCAR asset-backed commercial paper.  Ford Credit was able to fund the reduction of the FCAR assets and, in the second half of September 2008, overnight purchases of FCAR commercial paper by utilizing a portion of its other asset-backed liquidity programs.  As a result, compared with the second quarter of 2008, Ford Credit’s available capacity has become more heavily weighted in FCAR rather than in bank-sponsored asset-backed commercial paper conduits (“conduits”).  With respect to its committed capacity renewals in the third quarter of 2008, Ford Credit had a renewal rate of 73%, down from a first half 2008 renewal rate of 90%.  The renewals also required significantly higher spreads.

Despite these challenges, as more fully described in “Liquidity and Capital Resources" below, Ford Credit has increased its liquidity available for use from $23 billion at June 30, 2008 to $24.8 billion at September 30, 2008.  This increase is primarily the result of a reduction in its managed receivables balance from $140 billion to $130 billion.  In addition to the $24.8 billion of liquidity available for use, Ford Credit continues to carry committed capacity in excess of available assets of $5.5 billion that provides it with an alternative to uncommitted sources for funding future purchases or originations.  In addition to its traditional liquidity sources, Ford Credit registered to sell up to $16 billion of asset-backed commercial paper under the U.S. Federal Reserve's Commercial Paper Funding Facility (“CPFF”).  Each sale under the CPFF is for a term of 90 days and sales can be made up until April 30, 2009.  Through October 31, 2008, Ford Credit had sold to the CPFF about 25% of the total amount of asset-backed commercial paper Ford Credit is registered to sell under this program.  In addition, FCE Bank plc ("FCE") has accessed short-term European Central Bank (“ECB”) funding under its open market operations program, the obligations of which are backed by either notes or receivables.

To further support its liquidity, Ford Credit continues to implement asset-related actions while continuing to provide dealer and consumer financing programs focused on supporting the sale of Ford, Lincoln, Mercury, and Volvo vehicles.  These actions include: the transition of Jaguar, Land Rover and Mazda originations to other finance sources; divestitures; and alternative business and funding arrangements.

The recent reduction in auction values for used full-size pick-up trucks and traditional SUVs, together with the present credit market conditions, have made leasing vehicles less economical than in the past.  As a result, Ford Credit has reduced its lease originations while still offering leasing to consumers.  In the United States and Canada, we continue to focus on retail installment sale financing.

Ford Credit also continues to apply consistent underwriting and originations, and sound servicing practices.  However, a continued weakening U.S. economy has contributed to higher charge-offs in Ford Credit's consumer portfolio.  This increase primarily reflects both higher severities and repossessions.  While Ford Credit’s charge-offs are higher, the third quarter 2008 charge-offs are well below our historical peak in 2002.

Ford Credit recognizes that, among other things, lower industry sales could have a significant adverse effect on dealer profitability and creditworthiness.  Dealers are required to submit monthly financial statements that Ford Credit monitors for potential credit deterioration, which allows it to quickly take risk mitigation actions as necessary.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

THIRD QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $129 million or $0.06 per share of Common and Class B Stock in the third quarter of 2008, improved from a net loss of $380 million or $0.19 per share in the third quarter of 2007.

Results by business sector for the third quarter of 2008 and 2007 are shown below (in millions):

	Third Quarter
	2008	2007	2008 Over/(Under) 2007
Income/(Loss) before income taxes
Automotive sector	$(699)	$(712)	$13
Financial Services sector	159	556	(397)
Total Company	(540)	(156)	(384)
Provision for/(Benefit from) income taxes	(462)	162	(624)
Minority interests in net income/(loss) of subsidiaries *	51	62	(11)
Income/(Loss) from continuing operations	(129)	(380)	251
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$(129)	$(380)	$251
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $106 million and $136 million in the third quarter of 2008 and 2007, respectively.

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the third quarter 2008 and 2007 special items by segment or business unit (in millions):

	Third Quarter – Income/(Loss)
Automotive Sector	2008	2007
Ford North America
Personnel-reduction programs	$(197)	$35
Accelerated depreciation related to AAI's acquisition of leased facility	(82)	—
U.S. dealer reductions	(38)	—
Gain/(Loss) on sale of ACH plants/assets	(19)	5
Job Security Benefits (a)	320	75
Retiree health care (primarily curtailment gain) (b)	2,569	213
Total Ford North America	2,553	328
Ford Europe
Personnel-reduction programs/Other	(40)	(39)
Volvo
Personnel-reduction programs/Other	(26)	(7)
Ford Asia Pacific Africa
Personnel-reduction programs	(28)	(1)
Impairment of equity interest in Malaysian joint venture	—	(10)
Total Ford Asia Pacific Africa	(28)	(11)
Other Automotive
Returns on the assets held in the TAA	(250)	—
Gain on purchase of debt securities	35	—
Loss on conversion of Trust Preferred Securities	—	(632)
Total Other Automotive	(215)	(632)
Jaguar Land Rover and Aston Martin
Loss on sale of Jaguar Land Rover	(30)	—
Sale of Aston Martin	—	(1)
Personnel-reduction programs/Net gains on certain undesignated hedges/Other	(7)	12
Total Jaguar Land Rover and Aston Martin	(37)	11
Total Automotive sector	$2,207	$(350)
__________
(a)	Primarily reserve adjustments for ACH plants whose employees are no longer probable to be permanently idled.
(b)	See Note 12 of the Notes to the Financial Statements for an explanation of the 2008 retiree health care curtailment gain related to the Retiree Health Care Settlement Agreement.

Included in Provision for/(Benefit from) income taxes are tax benefits of $641 million for the third quarter of 2008 that we consider to be special items.  This amount primarily consists of a $630 million benefit resulting from the intraperiod tax allocation after taking into consideration both the pre-tax loss from continuing operations and the pre-tax income from other categories of earnings (e.g., other comprehensive income) for the first nine months of 2008.  Since this tax benefit is calculated on a year-to-date basis, fourth quarter 2008 pre-tax results from continuing operations and other categories of earnings could result in a partial or full reversal of the tax benefits claimed in the first nine-months of 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.

AUTOMOTIVE SECTOR

Details by segment or business unit of Income/(Loss) before income taxes for the third quarter of 2008 and 2007 are shown below (in millions), with Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	Third Quarter
	2008	2007	2008 Over/ (Under) 2007
Ford North America	$(36)	$(689)	$653

Ford South America	480	386	94

Ford Europe	29	254	(225)

Volvo	(484)	(174)	(310)

Ford Asia Pacific Africa	(24)	19	(43)

Mazda	(1)	14	(15)
Total ongoing Automotive operations	(36)	(190)	154

Other Automotive	(626)	(603)	(23)
Total ongoing Automotive	(662)	(793)	131

Jaguar Land Rover and Aston Martin	(37)	81	(118)
Total Automotive sector	$(699)	$(712)	$13

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the third quarter of 2008 and 2007 are shown below:

	Third Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$10.8	$16.7	$(5.9)	(36)%	462	649	(187)	(29)%

Ford South America	2.7	2.1	0.6	31	125	116	9	8

Ford Europe	9.7	8.3	1.4	16	410	422	(12)	(3)

Volvo	2.9	3.8	(0.9)	(24)	66	102	(36)	(35)

Ford Asia Pacific Africa (d)	1.7	1.8	(0.1)	(5)	111	129	(18)	(14)
Total ongoing Automotive operations	27.8	32.7	(4.9)	(15)	1,174	1,418	(244)	(17)

Jaguar Land Rover and Aston Martin	—	3.6	(3.6)	(100)	—	69	(69)	(100)
Total Automotive sector	$27.8	$36.3	$(8.5)	(24)	1,174	1,487	(313)	(21)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 41,000 and 51,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2008 and 2007, along with the level of dealer stocks as of September 30, 2008 and 2007, are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
United States (b)	12.4%	13.4%	(1.0	) pts.	478	538	(60)
South America (b) (c)	9.7	10.3	(0.6)		46	30	16
Europe (b) (d)	8.6	8.6	—		342	299	43
Volvo – United States/Europe (d)	0.4/1.2	0.6/1.3	(0.2)/(0.1)		16/36	21/44	(5)/(8)
Asia Pacific Africa (b) (e) (f)	2.1	2.4	(0.3)		56	54	2
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Market share includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
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

Overall Automotive Sector

The improvement in earnings primarily reflected higher retiree health care curtailment gains ($2.4 billion) and the non-recurrence of a loss on the conversion of 43% of our Trust Preferred Securities (about $600 million).  These favorable factors were offset partially by unfavorable volume and mix, mainly in the North American full-size pickup truck segment ($2.1 billion); lower interest income, lower returns on the assets held in the TAA, and unfavorable mark-to-market adjustments for changes in currency exchange rates on intercompany loans, offset partially by lower interest expense (about $700 million); and higher personnel-reduction costs mainly in North America (about $200 million).

The table below details our third quarter 2008 cost changes at constant volume, mix and exchange, excluding special items (in billions):

Explanation of Cost Changes		2008 Better/(Worse) Than 2007
Pension and OPEB	Primarily health care efficiencies	$0.4
Spending-related	Primarily the non-recurrence of accelerated depreciation and amortization related to recently-closed facilities	0.3
Overhead	Primarily savings related to previous salaried personnel reductions	0.3
Manufacturing and engineering	More than explained by hourly and salaried personnel reductions in North America and efficiencies in our plants and processes	0.2
Advertising & sales promotions	Primarily lower costs in North America, offset by South America and Europe	—
Warranty-related	Primarily a slight cost underrun in Europe, offset by overruns in other locations	—
Net product costs	More than explained by higher commodity costs and unfavorable mark-to-market adjustments on commodity hedges	(0.9)
	Total	$0.3

The decline in revenue primarily reflected lower volumes more than explained by North America, the non-recurrence of 2007 Jaguar Land Rover revenue, unfavorable product mix mainly in North America, and lower net pricing, offset partially by favorable changes in currency exchange rates.

Ford North America Segment.  The improvement in earnings primarily reflected higher retiree health care curtailment gains ($2.4 billion), favorable cost changes (primarily reflecting lower pension and OPEB, manufacturing and engineering, spending-related, and overhead costs, offset partially by higher net product costs) (about $500 million), and a reduction in reserves for Job Security Benefits (about $200 million).  These factors were offset partially by unfavorable volume and mix ($1.9 billion), lower net pricing (about $400 million), and higher personnel-reduction costs (about $200 million).  Unfavorable volume and mix primarily reflected a decline in U.S. industry volumes, unfavorable product mix, very low production of full-size pickup trucks during the third quarter of 2008 as we sold down dealer stocks of 2008 models prior to the launch of 2009 models, and lower market share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The increase in earnings primarily reflected higher net pricing, favorable volume and mix, and favorable changes in currency exchange rates, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs.

Ford Europe Segment.  The decrease in earnings primarily reflected unfavorable cost changes and unfavorable changes in currency exchange rates, offset partially by favorable net pricing.  The unfavorable cost changes were more than explained by higher net product costs mainly due to unfavorable mark-to-market adjustments for commodity hedges, and higher manufacturing and engineering costs, offset partially by lower overhead costs and lower pension costs.

Volvo Segment.  The decline in earnings primarily reflected unfavorable volume and mix, mainly in the United States and Europe, largely due to lower industry volumes, lower market share, and unfavorable product mix.  The decrease in market share in the United States reflects in part a decision to decrease emphasis on small vehicles that have become less profitable with changes in currency exchange rates, and market segmentation shift away from SUVs.

Ford Asia Pacific Africa Segment.  The decline in results was more than explained by lower volume and mix and higher charges for personnel-reduction programs, offset partially by higher net pricing.

Mazda Segment.  The decline in results primarily reflected our share of a decrease in U.S. GAAP net earnings in Mazda.

Other Automotive.  The decrease in earnings primarily reflected lower returns on our cash portfolio and on the assets held in the TAA established pursuant to the terms of the Retiree Health Care Settlement Agreement, and unfavorable mark-to-market adjustments for changes in currency exchange rates on intercompany loans.  These factors were offset partially by the non-recurrence of a loss on the conversion of 43% of our Trust Preferred Securities and lower interest expense.

Jaguar Land Rover and Aston Martin Segment.  The decline in results reflected the non-recurrence of 2007 profits and an additional loss on the sale of Jaguar Land Rover.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the third quarter of 2008 and 2007 are shown below (in millions):

	Third Quarter
	2008	2007	2008 Over/(Under) 2007
Ford Credit	$161	$546	$(385)
Other Financial Services	(2)	10	(12)
Total	$159	$556	$(397)

Ford Credit

The decrease in earnings primarily reflected the non-recurrence of net gains related to market valuation adjustments to derivatives (about $200 million), a higher provision for credit losses (about $200 million), lower volume primarily related to lower average receivables (about $100 million), and the non-recurrence of the gain related to the sale of a majority of Ford Credit's interest in AB Volvofinans (about $100 million).  These factors were offset partially by higher financing margin primarily attributable to lower borrowing costs (about $100 million) and lower expenses including improved operating costs (about $100 million).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	September 30, 2008	December 31, 2007	Sept. 30, 2008 Over/(Under) Dec. 31, 2007
On-balance sheet (including on-balance sheet securitizations)*	$127.3	$141.1	$(13.8)
Unearned interest supplements – finance receivables	1.3	—	1.3
Securitized off-balance sheet	1.1	6.0	(4.9)
Managed	$129.7	$147.1	$(17.4)

Serviced	$130.1	$148.0	$(17.9)
__________
*
At September 30, 2008 and December 31, 2007, includes finance receivables of $72 billion and $67.2 billion, respectively, which have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at September 30, 2008 and December 31, 2007, includes net investment in operating leases of $12.4 billion and $18.9 billion, respectively, which have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors until the associated debt or other obligations are satisfied.

The decrease in managed receivables from year-end 2007 was more than explained by lower North America receivables, the impact of divestitures and alternative business arrangements, changes in currency exchange rates, and the second quarter 2008 impairment charge for its North America segment operating leases.

The following table shows worldwide charge-offs (defined as credit losses, net of recoveries) for Ford Credit, for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	Third Quarter
	2008	2007	2008 Over/(Under) 2007
Charge-offs (in millions)
On-balance sheet	$296	$184	$112
Managed	303	200	103

Loss-to-Receivables Ratios
On-balance sheet	0.89%	0.53%	0.36 6	pts.
Managed	0.89	0.54	0.35

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity (i.e., average loss per repossession) and higher repossessions.  The higher severity is mainly due to the overall auction value deterioration in the used vehicle market, an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in Ford Credit's portfolio.

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (i.e., finance receivables excluding unearned interest supplements, and net investment in operating leases excluding the allowance for credit losses) for its on-balance sheet portfolio:

	September 30, 2008	December 31, 2007	Sept. 30, 2008 Over/(Under) Dec. 31, 2007

Allowance for credit losses (in millions)	$1,547	$1,090	$457
Allowance as a percentage of end-of-period receivables	1.19%	0.77%	0.42	pts.

At September 30, 2008, Ford Credit's allowance for credit losses included about $150 million to reflect higher severities consistent with its second quarter 2008 updated assumptions.  The increase in allowance for credit losses is consistent with the increase in charge-offs.  The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors in the lending process, such as employment history, income, and capacity to pay.  As of September 30, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Our worldwide net loss was $8.7 billion or $3.89 per share of Common and Class B Stock in the first nine months of 2008, down from net income of $88 million or $0.05 per share in the first nine months of 2007.

Results by business sector for the first nine months of 2008 and 2007 are shown below (in millions):

	First Nine Months
	2008	2007	2008 Over/ (Under) 2007
Income/(Loss) before income taxes
Automotive sector	$(7,057)	$(229)	$(6,828)
Financial Services sector	(2,197)	955	(3,152)
Total Company	(9,254)	726	(9,980)
Provision for/(Benefit from) income taxes	(811)	467	(1,278)
Minority interests in net income/(loss) of subsidiaries *	262	205	57
Income/(Loss) from continuing operations	(8,705)	54	(8,759)
Income/(Loss) from discontinued operations	9	34	(25)
Net income/(loss)	$(8,696)	$88	$(8,784)
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $476 million and $372 million in the first nine months of 2008 and 2007, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the first nine months 2008 and 2007 special items by segment or business unit (in millions):

	First Nine Months – Income/(Loss)
	2008	2007
Automotive Sector
Ford North America
Fixed asset impairment charges	$(5,300)	$—
Personnel-reduction programs	(644)	(800)
Gain/(Loss) on sale of ACH plants/assets	(324)	5
U.S. dealer consolidation (including dealer goodwill impairment)	(185)	—
Accelerated depreciation related to AAI's acquisition of leased facility	(82)	—
Ballard restructuring	(70)	—
Pension curtailment charges	—	(175)
Job Security Benefits	262	91
Retiree health care (primarily curtailment gains)	2,680	1,321
Total Ford North America	(3,663)	442
Ford Europe
Personnel-reduction programs/Other	(54)	(128)
Volvo
Personnel-reduction programs/Other	(58)	(11)
Ford Asia Pacific Africa
Personnel-reduction programs/Other	(40)	(11)
Impairment of equity interest in Malaysian joint venture	—	(10)
Total Ford Asia Pacific Africa	(40)	(21)
Mazda
Impairment of dealer network goodwill	(214)	—
Other Automotive
Returns on the assets held in the TAA	(250)	—
Gain on exchange and purchase of debt securities	108	—
Loss on conversion of Trust Preferred Securities	—	(632)
Total Other Automotive	(142)	(632)
Jaguar Land Rover and Aston Martin
Jaguar Land Rover held-for-sale impairment	(421)	—
Loss on sale of Jaguar Land Rover	(136)	—
Net gains/(losses) on certain Jaguar Land Rover undesignated hedges	(19)	219
Personnel-reduction programs	(4)	(102)
Jaguar Land Rover operating profits for 2008/Other	618	—
Sale of Aston Martin (primarily the gain on sale)	—	213
Total Jaguar Land Rover and Aston Martin	38	330
Total Automotive sector	(4,133)	(20)

Financial Services Sector
Ford Credit net operating lease impairment charges	(2,086)	—
Total	$(6,219)	$(20)

Included in Provision for/(Benefit from) income taxes are tax benefits of $1.4 billion for the first nine months of 2008 that we consider to be special items.  This amount primarily consists of the tax effects of a $1.3 billion benefit resulting from the intraperiod tax allocation after taking into consideration both the pre-tax loss from continuing operations and the pre-tax income from other categories of earnings (e.g., other comprehensive income) for the first nine months of 2008.  Since this tax benefit is calculated on a year-to-date basis, fourth quarter 2008 pre-tax results from continuing operations and other categories of earnings could result in a partial or full reversal of the tax benefits claimed in the first nine-months of 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Our results for interim periods are not necessarily indicative of results for a full year.

AUTOMOTIVE SECTOR

Details by segment or business unit of Income/(Loss) before income taxes for the first nine months of 2008 and 2007 are shown below (in millions), with Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	First Nine Months
	2008	2007	2008 Over/(Under) 2007
Ford North America	$(7,634)	$(1,458)	$(6,176)

Ford South America	1,125	754	371

Ford Europe	1,336	646	690

Volvo	(787)	(175)	(612)

Ford Asia Pacific Africa	15	9	6

Mazda	(63)	107	(170)
Total ongoing Automotive operations	(6,008)	(117)	(5,891)

Other Automotive	(1,087)	(1,051)	(36)
Total ongoing Automotive	(7,095)	(1,168)	(5,927)

Jaguar Land Rover and Aston Martin	38	939	(901)
Total Automotive sector	$(7,057)	$(229)	$(6,828)

Details by segment of sales and wholesale unit volumes for the first nine months of 2008 and 2007 are shown below:

	First Nine Months
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$42.1	$54.2	$(12.1)	(22)%	1,845	2,209	(364)	(16)%

Ford South America	6.9	5.2	1.7	33	335	310	25	8

Ford Europe	31.4	26.1	5.3	20	1,442	1,431	11	1

Volvo	11.4	12.8	(1.4)	(11)	279	355	(76)	(21)

Ford Asia Pacific Africa (d)	5.1	5.3	(0.2)	(3)	365	390	(25)	(6)
Total ongoing Automotive operations	96.9	103.6	(6.7)	(6)	4,266	4,695	(429)	(9)

Jaguar Land Rover and Aston Martin	7.0	11.4	(4.4)	(39)	125	215	(90)	(42)
Total Automotive sector	$103.9	$115.0	$(11.1)	(10)	4,391	4,910	(519)	(11)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 145,000 and 144,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first nine months of 2008 and 2007, along with the level of dealer stocks as of September 30, 2008 and 2007, are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
United States (b)	14.0%	14.7%	(0.7	) pts.	478	538	(60)
South America (b) (c)	9.5	10.7	(1.2)		46	30	16
Europe (b) (d)	8.7	8.7	—		342	299	43
Volvo – United States/Europe (d)	0.5/1.3	0.6/1.4	(0.1)/(0.1)		16/36	21/44	(5)/(8)
Asia Pacific Africa (b) (e) (f)	2.0	2.2	(0.2)		56	54	2
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
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

Overall Automotive Sector

The decline in earnings primarily reflected fixed asset impairment charges in Ford North America ($5.3 billion); unfavorable volume and mix ($4.1 billion); lower interest income and lower returns on assets held in the TAA, offset partially by lower interest expense and favorable mark-to-market adjustments for changes in currency exchange rates on intercompany loans (about $800 million); lower net pricing (about $500 million); and the Jaguar Land Rover held-for-sale impairment of carrying value in the first quarter of 2008 (about $400 million).  These unfavorable factors were offset partially by favorable cost changes ($3 billion) and higher retiree health care curtailment gains ($1.4 billion).

The table below details our first nine months 2008 cost changes at constant volume, mix and exchange, excluding special items (in billions):

Explanation of Cost Changes		2008 Better/(Worse) Than 2007
Spending-related	Primarily the non-recurrence of accelerated depreciation and amortization related to recently-closed facilities and lower depreciation related to the North America impairment in the second quarter	$0.9
Manufacturing and engineering	More than explained by hourly and salaried personnel reductions in North America and efficiencies in our plants and processes	0.7
Pension and OPEB	Primarily health care efficiencies	0.7
Overhead	Primarily savings related to previous salaried personnel reductions	0.6
Advertising & sales promotions	Primarily lower costs in North America	0.2
Warranty-related	Primarily favorable adjustments to Ford Europe warranty reserves	0.2
Net product costs	More than explained by commodity cost increases and product content, offset partially by material cost reductions	(0.3)
	Total	$3.0

The decline in revenue primarily reflected lower volumes in North America and Volvo and lower Jaguar Land Rover revenue, offset partially by favorable changes in currency exchange rates.

Ford North America Segment.  The decline in earnings primarily reflected fixed asset impairment charges ($5.3 billion), unfavorable volume and mix ($3.8 billion), and lower net pricing ($1.1 billion), offset partially by favorable cost changes ($2.3 billion), higher retiree health care curtailment gains ($1.4 billion), and favorable changes in currency exchange rates (about $400 million).  The favorable cost changes are more than explained by lower manufacturing and engineering costs, spending-related costs, and pension and OPEB costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The increase in earnings primarily reflected higher net pricing, favorable volume and mix, and higher income from the parts and accessories business, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs.

Ford Europe Segment.  The increase in earnings primarily reflected favorable volume and mix, favorable cost changes, favorable net pricing, higher subsidiary profits mainly at Ford Otosan, and higher income from the parts and accessories business, offset partially by unfavorable currency exchange rates.  The favorable cost changes primarily reflected lower pension, warranty, overhead, and net product costs, offset partially by higher manufacturing and engineering costs.

Volvo Segment.  The decline in earnings primarily reflected unfavorable volume and mix, unfavorable changes in currency exchange rates, and lower net pricing, offset partially by favorable cost changes.  The favorable cost changes primarily reflected lower manufacturing and engineering, net product, overhead, advertising and sales promotion, and warranty-related costs.

Ford Asia Pacific Africa Segment.  The increase in earnings primarily reflected favorable cost changes and higher net pricing and income from the parts and accessories business, offset partially by unfavorable currency exchange and unfavorable volume and mix.  The favorable cost changes primarily reflected lower net product, overhead, spending-related, and advertising and sales promotion costs.

Mazda Segment. The decline in results primarily reflected a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan, offset by our share of an increase in net earnings in Mazda.

Other Automotive.  The decline in earnings primarily reflected lower returns on our cash portfolio and on the assets held in the TAA established pursuant to the terms of Retiree Health Care Settlement Agreement.  These factors were offset partially by the non-recurrence of a loss on the conversion of 43% of our Trust Preferred Securities, lower interest expense, favorable mark-to-market adjustments for changes in currency exchange rates on intercompany loans, and gains on exchanges and purchases of debt securities.

Jaguar Land Rover and Aston Martin Segment.  The decrease in earnings was primarily explained by the Jaguar Land Rover held-for-sale impairment of carrying value in the first quarter of 2008, the change from net gains to net losses on certain Jaguar Land Rover undesignated hedges, and the non-recurrence of the gain on sale of Aston Martin.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(Loss) before income taxes for the first nine months of 2008 and 2007 are shown below (in millions):

	First Nine Months
	2008	2007	2008 Over/(Under) 2007
Ford Credit	$(2,187)	$952	$(3,139)
Other Financial Services	(10)	3	(13)
Total	$(2,197)	$955	$(3,152)

Ford Credit

The decline in results primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008.  This decline in auction values contributed to: an impairment charge to Ford Credit's North America segment operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion); a higher provision for credit losses (about $900 million); and higher depreciation expense for leased vehicles (about $600 million).  Other factors to explain the decline in earnings included lower volume primarily related to lower average receivables (about $100 million), and the non-recurrence of the gain related to the sale of a majority of Ford Credit's interest in AB Volvofinans (about $100 million).  These factors were offset partially by higher financing margin primarily attributable to lower borrowing costs (about $300 million), the non-recurrence of costs associated with Ford Credit's North American business transformation initiative (about $200 million), lower expenses primarily reflecting improved operating costs (about $100 million), and a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows worldwide charge-offs (defined as credit losses, net of recoveries) for Ford Credit, for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	First Nine Months
	2008	2007	2008 Over/(Under) 2007
Charge-offs (in millions)
On-balance sheet	$771	$416	$355
Managed	800	464	336

Loss-to-Receivables Ratios
On-balance sheet	0.74%	0.40%	0.34	pts.
Managed	0.75	0.42	0.33

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity (i.e., average loss per repossession) and higher repossessions.  The higher severity is mainly due to the overall auction value deterioration in the used vehicle market, an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in its portfolio.

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

North America Retail Operating Lease Experience.  Ford Credit uses various statistics to monitor its residual risk:

•	Placement volume measures the number of leases Ford Credit purchases in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to Ford Credit by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America segment, which accounted for about 97% of its total investment in operating leases at September 30, 2008 (in thousands, except for percentages):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Placements	68	127	287	376
Terminations	97	98	301	297
Returns	84	78	257	235

Memo:
Return rates	86%	80%	85%	79%

The decline in placement volumes in the third quarter of 2008 compared with the same period a year ago primarily reflected lower industry volumes, lower Ford market share, and changes in our marketing programs which emphasized retail installment sale contracts.  The higher return volumes and rates are consistent with a decrease in auction values relative to Ford Credit's expectations at the time of contract purchase and a shift in consumer preferences from full-size trucks and traditional SUVs.

The recent reduction in auction values for used full-size trucks and traditional SUVs, together with the present credit market conditions, have made leasing vehicles less economical than in the past.  As a result, Ford Credit has reduced lease originations while still offering leasing to consumers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience.  The following table shows return volumes for Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant third quarter 2008 vehicle mix for lease terms comprising about 70% of Ford Credit's active Ford, Lincoln and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Returns
24-Month term	18	18	71	65
36-Month term	15	16	43	46
39-Month term/Other term	6	9	16	28
Total returns	39	43	130	139

Memo: Return rates	88%	83%	87%	83%

Auction Values at Constant Third Quarter 2008 Vehicle Mix
24-Month term	$14,715	$16,995	$15,085	$17,075
36-Month term	13,005	14,855	13,175	15,115

In the third quarter of 2008, Ford, Lincoln and Mercury brand U.S. return volumes were down 4,000 units compared with the same period a year ago.  However, the return rate increased to 88%, consistent with a decrease in auction values compared to Ford Credit's expectations of lease-end values at the time of contract purchase, and reflecting a shift in consumer preferences from full-size trucks and traditional SUVs.  Auction values at constant third quarter 2008 mix for vehicles under 24-month and 36-month leases were down $2,280 per unit and $1,850 per unit, respectively, from year-ago levels, primarily reflecting the overall auction value deterioration in the used vehicle market.  Auction values at constant third quarter 2008 mix improved compared with the second quarter of 2008 for vehicles under 24-month and 36-month leases by $240 per unit and $190 per unit, respectively.

In the first nine months of 2008, trends and causal factors compared with the same period a year ago were consistent with those described above.

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

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash assets contained in a VEBA trust that were used to pay certain types of company-paid benefits for U.S. employees and retirees, which were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").

Consistent with our Retiree Health Care Settlement Agreement, our 2008 gross cash calculations do not include VEBA assets or TAA securities.  Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007	June 30, 2007	December 31, 2006
Cash and cash equivalents	$10.6	$16.9	$20.7	$18.9	$17.1	$16.0
Marketable securities	11.5	5.1	2.0	7.2	13.7	11.3
Loaned securities	—	7.4	10.3	7.8	4.6	5.3
Total cash, marketable securities and loaned securities	22.1	29.4	33.0	33.9	35.4	32.6
Securities-in-transit *	(0.7)	(0.1)	(0.3)	(0.4)	(0.3)	(0.5)
UAW-Ford TAA	(2.5)	(2.7)	—	—	—	—
Short-term VEBA assets	—	—	1.9	2.1	2.3	1.8
Gross cash	$18.9	$26.6	$34.6	$35.6	$37.4	$33.9
________
*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in the TAA and VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with U.S. GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

Changes in Automotive gross cash for the third quarter and first nine months of 2008 and 2007 are summarized below (in billions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Gross cash at end of period	$18.9	$35.6	$18.9	$35.6
Gross cash at beginning of period	26.6	37.4	34.6	33.9
Total change in gross cash (a)	$(7.7)	$(1.8)	$(15.7)	$1.7

Operating-related cash flows
Automotive income/(loss) before income taxes (excl. special items)	$(2.9)	$(0.4)	$(2.9)	$(0.2)
Capital expenditures	(1.8)	(1.6)	(4.7)	(4.2)
Depreciation and special tools amortization	1.3	1.6	4.3	5.1
Changes in receivables, inventories, and trade payables	(1.4)	(0.6)	(2.9)	—
Other (b)	(2.2)	(0.3)	(3.8)	1.0
Subtotal	(7.0)	(1.3)	(10.0)	1.7
Up-front subvention payments to Ford Credit	(0.7)	—	(2.3)	—
Total operating-related cash flows	(7.7)	(1.3)	(12.3)	1.7

Other changes in gross cash
Personnel separation payments	(0.2)	(0.4)	(0.5)	(2.1)
Contributions to funded pension plans	(0.1)	(0.2)	(0.9)	(1.4)
Net effect of TAA/VEBA on gross cash	(0.1)	0.3	(4.6)	1.0
Tax refunds and tax payments from affiliates	—	(0.2)	0.9	1.9
Acquisitions and divestitures	0.2	0.1	2.0	1.1
Other (c)	0.2	(0.1)	(0.3)	(0.5)
Total change in gross cash	$(7.7)	$(1.8)	$(15.7)	$1.7
__________
(a)
Total change in Automotive gross cash attributable to Jaguar Land Rover operations was $300 million net cash outflow for the first nine months of 2008.  Except for up-front subvention payments to Ford Credit, Jaguar Land Rover cash outflows are excluded from each line item of this table and included in Other within "Other changes in gross cash."

(b)
In the third quarter of 2008, Other within "Operating-related cash flows" were primarily driven by timing differences between the expensing of marketing, warranty and other accrued liabilities and the payment of those expenses.

(c)	In the third quarter of 2008, Other primarily reflects issuance of Common Stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the third quarter and first nine months of 2008 and 2007 (in billions):

	Third Quarter		First Nine Months
	2008 (a)	2007	2008 (a)	2007
Cash flows from operating activities of continuing operations (b)	$(5.6)	$3.2	$(7.2)	$5.9
Items included in operating-related cash flows
Capital expenditures	(1.8)	(1.6)	(4.7)	(4.2)
Net transactions between Automotive and Financial Services sectors (c)	(0.1)	(0.3)	(1.4)	(0.8)
Net cash flows from non-designated derivatives	0.3	0.2	1.1	0.7
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and changes in Job Security Benefits reserve	0.2	0.4	0.5	2.1
Net (sales)/purchases of trading securities	(0.5)	(3.4)	(0.8)	(1.9)
Contributions to funded pension plans	0.1	0.2	0.9	1.4
VEBA cash flows (reimbursements for benefits paid)	—	(0.5)	—	(0.8)
Tax refunds, tax payments, and tax receipts from affiliates	—	0.2	(0.9)	(1.9)
Other (b)	(0.3)	0.3	0.2	1.2
Operating-related cash flows	$(7.7)	$(1.3)	$(12.3)	$1.7
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover, reflecting the operations' held-for-sale status.
(b)	Includes Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Debt and Net Cash.  At September 30, 2008, our Automotive sector had total debt of $26.1 billion, compared with $27 billion at December 31, 2007.  At September 30, 2008, our Automotive sector had negative net cash (defined as gross cash less total debt) of about $7.2 billion, compared with positive net cash of $7.6 billion at the end of 2007.  The $14.8 billion reduction in net cash reflects a $15.7 billion reduction in gross cash, offset partially by about $900 million in lower debt.

To enhance Automotive liquidity, from August 14, 2008 through October 31, 2008, we have issued in market transactions 88.3 million shares of Ford Common Stock for an aggregate price of $434 million, and have used the proceeds therefrom to purchase $493 million principal amount of outstanding Ford Credit debt securities maturing prior to 2012 for an aggregate price of $434 million.  Pending their maturity, the Ford Credit debt securities are reflected in Automotive gross cash and, as and when the debt securities mature, their par value will be paid in cash by Ford Credit.  At September 30, 2008, $305 million of marketable securities included in Automotive gross cash represented Ford Credit debt securities that had been purchased through that date.  The market value of these debt securities at September 30, 2008 was $274 million.

Pursuant to the Retiree Health Care Settlement Agreement, on April 9, 2008 we issued to a wholly-owned subsidiary $3.3 billion principal amount of our 5.75% Senior Convertible Note Due 2013 (the "Convertible Note") and $3 billion principal amount of our 9.50% Guaranteed Secured Note Due January 1, 2018 (the "Second Lien Note").  Upon the required transfer of the Convertible Note and Second Lien Note to a new external VEBA established pursuant to the Retiree Health Care Settlement Agreement, which is expected to occur at December 31, 2009, our Automotive sector debt will increase, and our net cash will decrease, by about $6.3 billion as a result of the Convertible Note and Second Lien Note becoming outstanding at that time for financial reporting purposes.  The amount of the Automotive sector debt increase will be dependent on market yields for similar debt.  The Convertible Note, or a portion thereof, could become outstanding prior to December 31, 2009, if we and the UAW decide to monetize all or a portion of it prior to its transfer to the new external VEBA.

Credit Facilities.*  At September 30, 2008, we had $12.3 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006 and about $800 million of Automotive unsecured credit facilities.  As discussed above in "Overview," however, we assume that the $890 million commitment of Lehman CPI under our $11.5 billion revolving credit facility is not presently and will not in the future be available as a result of Lehman CPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  Excluding Lehman CPI's commitment from our committed credit facility levels, we had $11.4 billion in total committed credit facilities at September 30, 2008, of which $10.7 billion were available for use.  Of these facilities available for use, 98% (or $10.5 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2007 Form 10-K Report.

_______________________________

* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Debt.  At September 30, 2008, unsecured long-term debt (including notes payable within one year) was $54.3 billion, down about $8 billion from year-end 2007, primarily reflecting about $11 billion of debt maturities.  These maturities were offset partially by public and private unsecured debt issuances of about $3 billion.  Asset-backed long-term debt (including notes payable within one year) at September 30, 2008 was $52.3 billion, up about $3 billion from year-end 2007, reflecting asset-backed long-term debt issuances in excess of amortization of asset-backed debt.  Securitized off-balance sheet funding was about $900 million at September 30, 2008, down about $4 billion from year-end 2007, reflecting the amortization of previous securitizations.  Since June 30, 2008, Ford Credit has experienced a steady reduction in the balance of Ford Interest Advantage (“FIA”), its unsecured demand notes program.  At September 30, 2008, the FIA balance was $3.7 billion, and at October 31, 2008, the balance was $2.5 billion.

Funding Strategy.  As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time.  While it has continued to access the unsecured debt market when it makes sense to do so, Ford Credit has increased its use of securitization funding as it has been more cost effective than unsecured funding and has allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2008 funding requirements through securitizations, and to continue to diversify its asset-backed funding by asset class and region.  Ford Credit’s securitization transactions continue to perform within expectations.  No transactions have been downgraded, and year-to-date, rating agencies have affirmed certain ratings of Ford Credit’s rated U.S. lease and wholesale securitizations, and have upgraded some of its rated U.S. retail securitizations.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE's partnering with various institutions in Europe for full-service leasing, retail, and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  Ford Credit now faces the challenges of the global credit crisis, including higher credit spreads and associated funding costs, higher renewal costs on its committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations and, in certain circumstances, shorter maturities in its public and private securitization issuances.  Given present market conditions, Ford Credit does not expect a significant near-term reduction in its credit spreads or the cost of renewing its committed liquidity programs.  About 11% of Ford Credit's committed capacity is up for renewal in the fourth quarter of 2008.  Given the nature of many of Ford Credit's asset-backed committed facilities, it has the ability to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets.  Ford Credit’s ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, as well as its ability to obtain derivatives to manage its interest rate risk.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If auction values for used vehicles weaken further or there is continued disruption in the market capacity for the types of asset-backed securities used in Ford Credit's asset-backed funding, there will be increased risk to Ford Credit's funding plan.  As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates; this reduction could reduce Ford Credit's ongoing profits and adversely affect its ability to support the sale of Ford vehicles.

Term Funding Plan.  The following table shows Ford Credit's completed public and private term funding issuances in 2007 and through October 31, 2008, and its planned issuances for full-year 2008 (in billions):

	2008
	Full-Year Forecast	Through Oct. 31	2007 Actual
Public Transactions
Unsecured	$2	$2	$6
Securitizations (a)	10 – 13	10	6
Total public transactions	$12 – 15	$12	$12

Private Transactions (b)	$23 – 26	$23	$28
__________
(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.
(b)	Includes private term debt, securitizations, whole-loan sales, and other structured financings; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Through October 31, 2008, Ford Credit completed about $12 billion of public term funding transactions, including: about $2 billion of unsecured long-term debt in the United States and Europe; about $9 billion of retail asset-backed securitizations in the United States; and the remainder consisting of a retail asset-backed securitization in Germany.  Ford Credit expects its full-year 2008 public term funding to be between $12 billion and $15 billion.

Through October 31, 2008, Ford Credit completed about $23 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program) in several markets.  These private transactions included retail, wholesale, and lease asset-backed securitizations, and unsecured term debt.

Through October 31, 2008, Ford Credit completed about $35 billion of public and private term funding, which is about 90% of its full-year plan.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	September 30, 2008	December 31, 2007
Cash, cash equivalents, and marketable securities*	$19.1	$16.7

Committed liquidity programs	32.6	36.8
Asset-backed commercial paper ("FCAR")	16.4	16.9
Credit facilities	2.4	3.0
Committed capacity	51.4	56.7
Committed capacity and cash	70.5	73.4
Less: Capacity in excess of eligible receivables	(5.5)	(4.7)
Less: Cash to support on-balance sheet securitizations	(4.7)	(4.7)
Liquidity	60.3	64.0
Less: Utilization	(35.5)	(36.1)
Liquidity available for use	$24.8	$27.9
__________
*	Excludes marketable securities related to insurance activities.

At September 30, 2008, the capacity of Ford Credit's liquidity sources (which include committed liquidity programs, its asset-backed commercial paper program, and credit facilities) and its cash totaled $70.5 billion.  Of this amount, Ford Credit could utilize $60.3 billion (after adjusting for capacity in excess of eligible receivables of $5.5 billion and cash required to support on-balance sheet securitizations of $4.7 billion), of which $35.5 billion was utilized as of September 30, 2008, leaving $24.8 billion (including $14.4 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities) available for use.  In addition to the $24.8 billion of liquidity available for use, the $5.5 billion of capacity in excess of eligible receivables provides an alternative to uncommitted sources for funding future purchases or originations and gives Ford Credit flexibility to efficiently shift capacity to markets and asset classes where it can be used.

Cash, Cash Equivalents and Marketable Securities.  At September 30, 2008, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.1 billion (including $4.7 billion to be used only to support on-balance sheet securitizations), compared with $16.7 billion at year-end 2007 (including $4.7 billion to be used only to support on-balance sheet securitizations).  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored conduits and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $26.6 billion at September 30, 2008 ($15 billion retail and $11.6 billion wholesale), of which $9.8 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.4 billion having maturities within the next twelve months (of which $3.1 billion relates to FCE commitments), and the balance having maturities between December 2009 and September 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in September 2008, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit's ability to obtain derivatives to manage the interest rate risk.  At September 30, 2008, $20.8 billion of these commitments were in use.  These programs are extremely liquid funding sources, as Ford Credit is able to obtain funding from available capacity generally within two days.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, Ford Credit has a committed liquidity program for the purchase of up to $6 billion of multiple asset classes including U.S. lease, dealer, floorplan, and assets that are more difficult to securitize, of which $4 billion is committed through 2009.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities, as well as Ford Credit’s ability to obtain derivatives to manage the interest rate risk.  This program also is free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At September 30, 2008, Ford Credit had $3.9 billion of outstanding funding in this program.

Credit Facilities.  At September 30, 2008, Ford Credit and its subsidiaries, including FCE, had $2.4 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.7 billion were available for use.  Of the lines available for use, 41% ($698 million) are committed through at least June 30, 2010, including 33% ($553 million) which are committed through December 31, 2011.  Of the $2.4 billion, $345 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $2.1 billion are FCE bank lines (of which $2 billion are worldwide).  The Ford Credit worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at September 30, 2008, Ford Credit is reporting $16.4 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  Included in this total is a $238 million contractually-committed liquidity facility provided by Lehman Brothers Bank, FSB ("Lehman Brothers Bank").  As disclosed in our Current Report on Form 8-K dated September 16, 2008, the contractually-committed liquidity facilities provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. ("Lehman"), the parent company of Lehman Brothers Bank.  On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Of the $16.4 billion of reported contractually-committed liquidity facilities at September 30, 2008, 39% ($6.4 billion) of these facilities are committed through June 29, 2012, and the remainder are committed for a shorter period of time.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At September 30, 2008, $16 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $412 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At September 30, 2008, $9.8 billion of FCAR's asset-backed commercial paper was held by external investors and the remaining $1.1 billion was held by Ford Credit.  Further, Ford Credit decided to reduce the assets of the FCAR program by $2.5 billion during the third quarter of 2008, and FCAR used the proceeds to pay off maturing FCAR commercial paper.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2008	2007
Total debt	$129.1	$139.4
Total equity	11.7	13.4
Debt-to-equity ratio (to 1)	11.0	10.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2008	2007
Total debt	$129.1	$139.4
Securitized off-balance sheet receivables outstanding	1.1	6.0
Retained interest in securitized off-balance sheet receivables	(0.2)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.1)	(16.7)
Adjustments for hedge accounting (b)	(0.2)	—
Total adjusted debt	$110.7	$128.0

Total equity (including minority interest)	$11.7	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)
Total adjusted equity	$11.5	$13.1

Managed debt-to-equity ratio (to 1)	9.6	9.8
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At September 30, 2008, Ford Credit's managed leverage was 9.6 to 1, compared with 9.8 to 1 at December 31, 2007.  Ford Credit did not pay any distributions in the first nine months of 2008.

Total Company

Stockholders' Equity.  Our stockholders' equity was negative $2 billion at September 30, 2008, down $7.6 billion compared with December 31, 2007.  The decrease primarily reflected net losses in the first nine months of 2008, offset partially by favorable changes in Capital in excess of par value of stock resulting from conversion of debt to equity and issuance of new stock.

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

Ford.  In August 2008, DBRS lowered our senior secured rating to B from B (high).  In October 2008, Fitch lowered our long-term senior unsecured rating to CC from CCC+ and our issuer default rating to CCC from B-.  Also in October 2008, S&P placed our ratings on CreditWatch with negative implications, and Moody's placed our ratings on review for possible downgrade.

Ford Credit.  In October 2008, Fitch lowered Ford Credit's long-term senior unsecured rating to B- from B+, its short-term rating to C from B, and its issuer default rating to CCC from B-.  Also in October 2008, S&P placed Ford Credit's ratings on CreditWatch with negative implications, and Moody's lowered Ford Credit's long-term senior unsecured rating to B2 from B1.  Moody's also placed the rating on review for further possible downgrade.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO DEBT RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC (high)	B	Negative	B	R-4	Negative
Fitch	CCC	CC	B	Negative	B-	C	Negative
Moody's	B3	Caa1	Ba3	Negative**	B2	NP	Negative**
S&P*	B-	CCC	B-	Negative**	B-	NR	Negative**
__________
*	S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.
**	Moody's has placed Ford and Ford Credit ratings on review for further possible downgrade; S&P has placed Ford and Ford Credit ratings on CreditWatch with negative implications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the first nine months of 2008, Ford Credit did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), consistent with its plan to fund securitizations through on-balance sheet transactions.  At September 30, 2008 and December 31, 2007, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $1.1 billion and $6 billion, respectively.  At September 30, 2008 and December 31, 2007, Ford Credit's retained interests in such sold receivables were $154 million and $653 million, respectively.

OUTLOOK

Our current projection of upcoming vehicle production for certain segments is as follows (in thousands):

	Fourth Quarter		Full Year
	Vehicle Unit Production	2008 Over/(Under) 2007	Vehicle Unit Production	2008 Over/(Under) 2007
Ford North America	430	(211)	2,225	(604)
Ford Europe	400	(89)	1,898	(42)
Volvo	77	(40)	373	(88)

Reduced Ford North America planned vehicle production for the fourth quarter of 2008 largely reflects our belief that reduced industry demand will continue in the United States as a result of the continuing deterioration in economic conditions (as discussed in "Overview" above), as well as the segmentation shift in consumer preferences that has taken place (away from full-size pickup trucks and traditional SUVs and toward smaller, more fuel-efficient vehicles).

We have set and communicated the following 2008 planning assumptions and operational metrics, and provide the accompanying results from the first nine months of the year and updated full-year outlook:

Planning Assumptions	Full-Year Plan	First Nine Months	Full-Year Outlook
Industry Volume (SAAR)
–U.S. (million units) (a)	16.0	14.4	13.7
–Europe (million units) (b)	17.6	17.2	16.7

Operational Metrics
Compared with 2007:
–Quality	Improve	Improved	On Track
–Automotive Costs (c)	Improve by about $3 Billion	Improved by $3 Billion	About $4 Billion
Absolute Amount:
–U.S. Market Share (Ford Lincoln Mercury)	Low End of 14%-15% Range	14%	High 13%
–Operating-Related Cash Flow	Negative	$(12.3) Billion (d)	Greater Outflow than Plan
–Capital Spending	About $6 Billion	$4.7 Billion	On Track
__________
(a)	SAAR includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe.
(c)	At constant volume, mix and exchange; excluding special items.
(d)	See “Liquidity and Capital Resources” above for reconciliation to U.S. GAAP.

Although we expect the fourth quarter of 2008 to be challenging, we remain confident that execution of the four key priorities of our plan – to aggressively restructure our business to operate profitably, accelerate development of new products our customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – will help us meet our long-term objectives.  For additional discussion of our updated operating assumptions and forward-year plans, see the "Overview" discussion above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the first nine months of the year, we realized an additional $2.3 billion toward our goal of reducing by $5 billion cumulatively our annual Automotive operating costs in Ford North America by year-end 2008 as compared with year-end 2005 (at constant volume, mix and exchange, excluding special items).  Our projection for structural cost savings, set forth below, reflects $350 million of reduced OPEB expense resulting from the favorable court ruling and accounting treatment for our Retiree Health Care Settlement Agreement as of August 29, 2008.  The following data summarize our progress to date, and provide additional detail regarding our plan to reduce Ford North America operating costs by about $3.4 billion in total during 2008:

	Operating Cost Reductions (in billions)
			2008
	2006	2007	First Quarter	Second Quarter	Third Quarter	Projected Full-Year
Net Product Costs
Product Adds	$(0.9)	$(2.0)	$(0.1)	$(0.1)	$(0.2)	$(0.7)
Commodities	(0.3)	(0.8)	0.1	(0.2)	(0.7)	(1.1)
Material Cost Reductions/Other	1.2	0.8	0.3	0.3	0.2	1.2
Subtotal	-	(2.0)	0.3	-	(0.7)	(0.6)
Structural/Other	1.5	2.6	0.9	0.6	1.2	4.0
Total	$1.5	$0.6	$1.2	$0.6	$0.5	$3.4

Memo: Cumulative savings	$1.5	$2.1	$3.3	$3.9	$4.4	$5.5

Memo: Cumulative, excluding depreciation and amortization impact of 2008 impairment	$1.5	$2.1	$3.3	$3.9	$4.2	$5.0

Despite all of the cost reduction actions that have been implemented and those that are planned, we expect total Company operating and overall results for full-year 2008 to be worse than full-year 2007.  We expect our year-over-year profit decline in the fourth quarter of 2008, excluding special items, may exceed that for the third quarter of 2008, with a resultant impact on our cash flows.

In October 2008, Volvo announced additional personnel-reduction actions; including actions announced in June 2008, Volvo is reducing by about 6,000 its personnel levels worldwide.  Many of the reductions are expected to take place by year-end 2008, with the remainder to be completed in early 2009.

As previously disclosed, we have been working to sell or close the majority of the 15 ACH component manufacturing plants by year-end 2008.  To date, we have sold five plants.  We have closed two plants, and have plans to close an additional two plants during the fourth quarter of 2008.  We plan to close a fifth plant in 2009, and to close a sixth in 2010.  While we remain engaged in discussions with prospective buyers for three of the four remaining ACH plants, we currently expect that we will continue to operate at least portions of these plants (Milan, Saline, Sandusky, and Sheldon Road), but are intent on transitioning these businesses to the supply base as soon as practicable in an orderly and economical manner.

Given the continued volatility in the financial markets and the impact that this turbulence has on our investment portfolio returns, we are not providing guidance for our Other Automotive segment at this time.  See "Liquidity and Capital Resources" above for further discussion of the impact on our debt and net cash of the Retiree Health Care Settlement Agreement.

Within our Financial Services sector, we anticipate that Ford Credit will incur a pre-tax loss for full-year 2008.  Ford Credit's anticipated year-over-year decline in earnings primarily reflects the impact of the second quarter 2008 impairment charge to Ford Credit's North America segment operating lease portfolio, and Ford Credit's projection of a higher provision for credit losses, higher depreciation expense for leased vehicles, lower volume, and higher net losses related to market valuation adjustments to derivatives.  Ford Credit expects these unfavorable factors to be offset partially by the non-recurrence of costs associated with its North American business transformation initiative, reductions in other operating costs, and higher financing margin.  Ford Credit anticipates a pre-tax loss for the second half of 2008 that is smaller than its first-half 2008 pre-tax loss (excluding its lease impairment charge).

Ford Credit previously planned to pay regular distributions to Ford in 2008, but, given the present credit market conditions and to maintain greater flexibility in the execution of its funding plan, we have elected that Ford Credit not reinstate these distributions in 2008.  Ford Credit anticipates its year-end 2008 managed leverage to be about the same as September 2008, which is lower than the 11.5 to 1 managed leverage planned at the beginning of 2008.

Beginning in 2009, Ford Credit expects to make cash distributions of about $3 billion through 2010 to return capital as its receivables portfolio declines.  Ford Credit will balance returns of capital with the successful execution of its funding plan, thereby allowing it to continue to support the sale of Ford, Lincoln, Mercury, and Volvo vehicles.  In addition, Ford Credit will make cash payments to Ford in 2009 and 2010 for settlement of U.S. federal and state income tax liabilities pursuant to our tax sharing agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	A further increase in or acceleration of the market shift away from sales of trucks, SUVs, or other more profitable vehicles, particularly in the United States;
•	Further significant decline in industry sales, resulting from slowing economic growth, geo-political events, or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Further increases in the price for, or reduced availability of, fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers of the type that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;
•	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
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

•	Failure of financial institutions to fulfill commitments under committed credit facilities;
•	Inability of Ford Credit to obtain an industrial bank charter or otherwise obtain competitive funding;
•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption, or otherwise;

•	A prolonged disruption of the debt and securitization markets;
•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Changes in interest rates;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions; and
•	Inability to implement our plans to further reduce structural costs and increase liquidity.

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2007 Form 10-K Report, and "Item 1A. Risk Factors" below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on events occurring subsequent to December 31, 2007, we are updating certain of the Critical Accounting Estimates disclosed in our 2007 Form 10-K Report.

Other Postretirement Employee Benefits

Remeasurement Assumptions.  We remeasured the UAW hourly retiree health care plan as of August 29, 2008 as a result of the Retiree Health Care Settlement Agreement reached with the UAW (see Note 12 for further discussion).  The remeasurement reduced our obligation by $4.7 billion.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at September 30, 2008 was 4.52%, compared with 6.45% at December 31, 2007.  The weighted average initial health care cost trend rate was 1% for the 2008 calendar year, compared with the 2007 trend rate of 3%.

Sensitivity Analysis.  Due to the change in our UAW hourly retiree health care plan, the sensitivities related to other postretirement benefit plans have changed materially from those in our 2007 Form 10-K Report.  Accordingly, the table below provides an update to key sensitivities.

These sensitivities may be asymmetric and are specific to the time periods noted.  They are not additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian Plans: Increase/(Decrease)
Assumption	Percentage Point Change		September 30, 2008 Obligation	Annual Expense
Discount rate	+/- 1.0	pt.	$(720)/$850	$(30)/$40
Health care cost trend rates — total expense	+/- 1.0		350/(280)	50/(40)
Health care cost trend rates — service and interest expense	+/- 1.0		350/(280)	30/(20)

Impairment of Goodwill and Long-Lived Assets

Nature of Estimates Required – Long-Lived Assets.  Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, and significant negative industry or economic trends.  When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured relying primarily on a discounted cash flow methodology.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.  A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year.  When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life.  Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in assumptions or estimates can materially affect the fair value measurement of an asset group, and therefore can affect the amount of the impairment.  The following are key assumptions we use in making cash flow projections:

•
Business Projections – We make assumptions about the demand for our products in the marketplace.  These assumptions drive our planning assumptions for volume, mix, and pricing.  We also make assumptions about our cost levels (e.g., capacity utilization, cost performance, etc.).  These projections are derived using our internal business plans that are updated at least annually and reviewed by our Board of Directors.

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

See Note 2 of the Notes to the Financial Statements in our 2007 Form 10-K Report and Note 3 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

Sensitivity Analysis.  Due to rapidly-changing U.S. market conditions in the second quarter of 2008 (discussed in Note 3 of the Notes to the Financial Statements), we tested the long-lived assets of our Ford North America segment.  The resulting impairment reflected changes in the assumptions used to measure the fair value of the asset group based on these rapidly-changing market conditions (including changes to our business projections).  The most notable changes in our business and economic projections included:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller and more fuel-efficient vehicles as a result of higher fuel prices, with a return over time to a level between today's mix and recent levels; (2) lowered U.S. industry demand in the near term, with a return to trend levels as the U.S. economy recovers subsequent to 2010; and (3) higher commodity costs over the business plan period compared with prior projections.  For additional discussion of the planning assumptions used, see the Outlook discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarter Report on Form 10-Q for the period ended June 30, 2008.

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

Beyond the business and economic projections discussed above, we also updated our assumptions with regard to long-term growth and discount rates.  The long-term growth rate assumption used in our second quarter 2008 testing is similar to that used in our 2006 North America impairment testing, when we last had an impairment of North America fixed assets.  This growth rate, however, when applied to lowered business plan period projections, resulted in a less favorable undiscounted long-term outlook.  This outlook is consistent with our present projection of lower margins, resulting primarily from the recent shift in consumer preferences discussed above.  We estimate that a 0.5 percentage point decrease in the long-term growth rate assumed in our second quarter impairment testing would have decreased the fair value estimate by about $800 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the third quarter of 2008, we experienced a severe deterioration in U.S. credit markets, which adversely affected economic conditions and depressed automotive sales.  As a result of this significant adverse change in the U.S. business climate, we again tested the long-lived assets of our Ford North America segment.  Using updated business and economic projections, we assessed that the carrying value of our long-lived assets at September 30, 2008 did not exceed their fair value.  We used the same long-term growth rate as used in our second quarter testing as we believe that long-term economic conditions have not deteriorated as a result of the present credit crisis.  We estimate that a 0.5 percentage point decrease in the long-term growth rate assumed in our third quarter impairment testing would have decreased the fair value estimate by about $800 million.  Additionally, we used the same discount rate as used in our second quarter testing.  This is based on the assumption that the present credit crisis does not have a material impact on the weighted cost of capital in the medium- to long-term (consistent with our planning horizon).  A 0.5 percentage point increase in the discount rate assumption used in the impairment testing would have decreased the fair value estimate by about $1.3 billion.

Although at this time we do not anticipate additional impairment charges, a further deterioration of the business climate would impact the assumptions we use in performing future impairment tests and could result in additional impairments.  Over time, as we expand our product line-up in the United States to include additional small, more fuel-efficient vehicles, our product portfolio will more closely match the overall market.  Additionally, we continue to take steps to more closely align our production capacity with industry volume and market share.  As our plan progresses, we will be less exposed to rapid changes in vehicle mix and demand, and less susceptible to future impairment of long-lived assets.  For further discussion of actions we are taking to respond to changing market conditions, see "Overview" above.

Automotive Sector – Volvo Goodwill and Long-lived Assets

At September 30, 2008, $1.3 billion of goodwill remained on our balance sheet related to Volvo.  We will be performing our annual goodwill testing in the fourth quarter of 2008.  In Note 2 of the Notes to the Financial Statements in our 2007 Form 10-K Report, we discussed our impairment of Volvo goodwill and noted that a worsening of the business climate would impact the assumptions we use in performing our future impairment tests and could result in additional impairment of goodwill or long-lived assets.  In our Current Report on Form 8-K dated October 1, 2008, we disclosed that deteriorating economic conditions and other factors were causing Volvo's second-half 2008 financial results to decline below our previous expectations.  If the present business climate continues without indication of a medium-term improvement, revised business projection and growth rate assumptions could result in additional impairments.

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

See Note 2 of the Notes to the Financial Statements in our 2007 Form 10-K Report and Note 3 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

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

Ford Credit assesses the adequacy of its accumulated depreciation quarterly, and prospectively increases depreciation rates if auction values decline further or return volumes increase (see "Critical Accounting Estimate – Accumulated Depreciation on Vehicles Subject to Operating Leases" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2007 Form 10-K Report).  Auction values and return volumes for the third quarter of 2008 did not change meaningfully compared with the preceding quarter.  As a result, Ford Credit has not increased its depreciation rates for these factors.  For additional discussion, see "Residual Risk" above.

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

SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50%) such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

See Note 19 of the Notes to the Financial Statements in our 2007 Form 10-K Report for more information regarding deferred tax assets.

Sensitivity Analysis.  In 2006, our net deferred tax position in the United States changed from a net deferred tax liability position to a net deferred tax asset position.  In our assessment of the need for a valuation allowance, and as required by SFAS No. 109, we heavily weighted the negative evidence of cumulative financial reporting losses in recent periods and the positive evidence of future reversals of existing temporary differences.  Although a sizable portion of our North American losses in recent years were the result of charges incurred for restructuring actions, impairments, and other special items, even without these charges we still would have incurred significant operating losses.  Accordingly, we considered our pattern of recent losses to be relevant to our analysis.  Considering this pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance.  As a result of our assessment, we concluded that the net deferred tax assets of our U.S. entities required a full valuation allowance.  We also recorded a full valuation allowance on the net deferred tax assets of certain foreign entities, such as Germany, Canada, and Spain, as the realization of these foreign deferred tax assets are reliant upon U.S.-source taxable income.

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")).  During 2007, we recorded an additional valuation allowance of $1.4 billion (including about $700 million resulting from the adoption of FIN 48).  Taxable losses in the first nine months of 2008, primarily in the United States, increased the valuation allowance by $4.7 billion to a balance of $13.3 billion at September 30, 2008.

A return to profitability in our North America operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  However, as discussed above, since we have heavily weighted objectively measured recent financial reporting losses and given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, we have concluded as of September 30, 2008 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

At September 30, 2008 and December 31, 2007, our net deferred tax assets, net of the valuation allowances of $13.3 billion and $8.6 billion respectively, were $518 million and $466 million, respectively.  These net deferred tax assets related to operations outside North America where we believed it was more likely than not that these net deferred tax assets would be realized through future taxable earnings.  Accordingly, no valuation allowance has been established on our remaining net deferred tax assets.  Most notably, at September 30, 2008 and December 31, 2007, we continued to recognize a net deferred tax asset of $1.2 billion and $1.5 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability and we believe it will provide a source of future taxable income that can be reasonably estimated.  If, in the future, we are not able to consolidate FCE profits in the United Kingdom, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis.  We are adopting the FSP as of January 1, 2009 and we expect a $1.9 billion increase to beginning equity as a result of this adoption.  We will also record a pre-tax adjustment of approximately $240 million to 2008 retained earnings that represents the debt discount accretion in 2006, 2007, and 2008.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2008 and 2007 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict their reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts at September 30, 2008 was an asset of approximately $254 million compared to a net fair value asset of $632 million at December 31, 2007.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying foreign currency exchange rates would be about $500 million at September 30, 2008 and was $2 billion as of December 31, 2007.

Commodity Price Risk.  The net asset fair value of commodity forward and option contracts at September 30, 2008 was $44 million, compared to a net fair value asset of $353 million at December 31, 2007.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity prices, would be approximately $89 million at September 30, 2008, compared with $100 million at December 31, 2007.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at September 30, 2008, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by approximately $30 million over the next twelve months, compared with $16 million at December 31, 2007.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2008, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. During the third quarter of 2008, Ford Europe began sourcing some manufacturing to Fiat S.p.A., which resulted in modifications to various business processes and systems.  Also during the third quarter, Volvo launched a new vehicle invoicing and accounting system.

Don Leclair, Executive Vice President and CFO, retired effective November 1, 2008.  He is succeeded by Lewis Booth, formerly Executive Vice President, Ford Motor Company and Chairman, Ford Europe and Volvo.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Class Actions

Blue Oval Certified Program Class Action (previously reported on p.31 of our 2007 Form 10-K Report).  In September 2008, the U.S. Court of Appeals for the Third Circuit reversed the order certifying a nationwide class of dealers and remanded the case to the district court for further proceedings.

Environmental Matters

Sterling Axle Plant.  The Michigan Department of Environmental Quality ("MDEQ") issued four Letters of Violation to the Sterling Axle Plant between April 17, 2008 and October 7, 2008, and has commenced a civil administrative enforcement proceeding against the Company.  The Letters of Violation arise from the plant's disclosure of several potential violations of its air permits.  We are working with the MDEQ to resolve the enforcement proceeding, and the plant has taken steps to correct and prevent recurrence of the potential violations.

        Tax Matters

        Government Transfer Pricing Dispute.  As discussed in the last paragraph of Note 7 of the Notes to the Financial Statements above, the U.S. government and the government of one of its major trading partners are expected to have discussions in coming months to resolve issues involving transfer pricing between Ford entities in each jurisdiction.  While these discussions are pending, we could receive audit adjustments from the foreign government that we would have to pay, either in cash or with other collateral acceptable to the government.  Any cash payments, which could be substantial, would defease any tax liability ultimately determined.

ITEM 1A.  Risk Factors.

In addition to the risk factors applicable to us that are disclosed in "Item 1A. Risk Factors" of our 2007 Form 10-K Report, we have identified the following material changes to the reported risks:

Further significant declines in industry vehicle sales, resulting from slowing economic growth, geo-political events, or other factors.  In "Item 1A. Risk Factors" in our 2007 Form 10-K Report, we identified that a significant decline in industry sales, particularly in the United States or Europe, would pose a risk to our financial condition and results of operations.  At the time of filing our 2007 Form 10-K Report, we had projected that for 2008 U.S. industry demand would soften to about 16 million units, compared with actual volume of 16.5 million units in 2007, and industry demand in the 19 European markets we track would be about 17.6 million units, compared with actual volume of 18 million units in 2007.  As discussed above, under the captions "Overview" and "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," we now expect industry demand in the United States and Europe for 2008 to be significantly below those levels.  In addition, compared with 2008, we expect industry volume declines in 2009 many markets around the world.  Because we have a high proportion of costs that are fixed, relatively small changes in wholesale unit volumes can dramatically affect our cash flow and profitability.  If industry vehicle sales were to decline significantly from currently-projected levels, particularly in the United States and Europe, our financial condition and results of operations would be substantially adversely affected.

Failure of financial institutions to fulfill commitments under committed credit facilities.  As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" above, we assume that the $890 million commitment of Lehman CPI under our $11.5 billion revolving credit facility is not presently and will not in the future be available as a result of Lehman CPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  As discussed above, at September 30, 2008 (excluding Lehman CPI's commitment), we had $10.7 billion of Automotive and $15.9 billion of Financial Services committed credit and liquidity facilities available for use for which we pay commitment fees.  To the extent that the financial institutions that provide these committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us.

Item 1A. Risk Factors (Continued)

Inability of Ford Credit to obtain an industrial bank charter or otherwise obtain competitive funding.  Ford Credit is pursuing an industrial bank charter from the State of Utah.  Such a charter requires approval from the Federal Deposit Insurance Corporation (“FDIC”) to obtain federal deposit insurance.  Other automotive captive finance companies have industrial banks that provide them with access to relatively low-cost FDIC-insured deposit funding.  If these finance companies have access to FDIC-insured or other government funding programs and Ford Credit does not, then Ford Credit's ability to competitively support the sale of Ford vehicles could be adversely affected.  This in turn would adversely affect the marketability of Ford vehicles in comparison to certain competitive brands.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption, or otherwise.  The lower credit ratings assigned to Ford Credit have increased its unsecured borrowing costs and have caused its access to the unsecured debt markets to be more restricted.  In response, Ford Credit has increased its use of securitization and other sources of liquidity.  Ford Credit’s ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit’s ability to obtain derivatives to manage the interest rate risk.  Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption, or otherwise, Ford Credit may need to reduce the amount of receivables it purchases or originates.  In addition, Ford Credit would need to reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitizations.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

A prolonged disruption of the debt and securitization markets.  As a result of the global credit crisis, the disruption in the debt and securitization markets that began in August 2007 increased significantly in September 2008 and is continuing.  It is possible that this disruption could continue beyond the conclusion of government-sponsored programs that are intended to improve conditions in the credit markets (e.g., the Commercial Paper Funding Facility, Ford Credit's participation in which is described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" above).  Such a sustained disruption in the debt and securitization markets would result in Ford Credit further reducing the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Inability to implement our plans to further reduce structural costs and increase liquidity.  As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" above, we are taking a number of additional actions in executing the four priorities of our plan in order to address the impact of current economic conditions, including the deteriorating credit market and automotive sales.  To the extent that we are unable to implement these additional actions or implement other alternative actions our financial condition and results of operations would be substantially adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2008, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	5,191	$4.88	0	**
Aug. 1, 2008 through Aug. 31, 2008	1,498	5.11	0	**
Sept. 1, 2008 through Sept. 30, 2008	5,927	5.20	0	**
Total/Average	12,616	5.06	0	**
________
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

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy.  California had filed petitions in both the U.S. Court of Appeals for the Ninth Circuit and the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the denial by the Environmental Protection Agency ("EPA") of a Clean Air Act waiver for California's AB 1493 regulations.  The U.S. Court of Appeals for the Ninth Circuit dismissed the petition for lack of jurisdiction, and the case is now proceeding in the U.S. Court of Appeals for the District of Columbia Circuit.  The court has set a briefing schedule pursuant to which briefing on the petition will be concluded by March 2009; no date for oral argument has been set.

The U.S. District Court for the Eastern District of California has issued a final judgment in the suit by automobile manufacturers and dealers seeking to overturn the AB 1493 regulations on the grounds they are preempted by federal law.  The final judgment reiterates the court's prior rulings that:  i) California is enjoined from enforcing AB 1493 regulations in the absence of an EPA waiver; and ii) the federal Corporate Average Fuel Economy law does not preempt California from regulating motor vehicle greenhouse gases.  Plaintiffs have filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit on the second ruling.

Ford Credit Support Agreement

On November 6, 2008, Ford and Ford Credit entered into an Amended and Restated Support Agreement ("Support Agreement") (formerly known as the Amended and Restated Profit Maintenance Agreement).  Pursuant to the Support Agreement, if Ford Credit's managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in its then-most recent Form 10-Q Report or Form 10-K Report), Ford Credit can require us to make or cause to be made a capital contribution to Ford Credit in an amount sufficient to have caused such managed leverage to be 11.5 to 1.  A copy of the Support Agreement is filed as Exhibit 10 hereto.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: November 7, 2008	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President
and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 7, 2008 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report