Form 10-K
period 2008-12-31
FORD MOTOR CO
filed 2009-02-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of June 30, 2008, Ford had outstanding 2,182,758,311 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($4.81 per share), the aggregate market value of such Common Stock was $10,499,067,476.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2008 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 14, 2009 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 13, 2009, Ford had outstanding 2,325,468,761 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($1.76 per share), the aggregate market value of such Common Stock was $4,092,825,019.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________
*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 95.

PART I

ITEM 1. Business

Ford Motor Company (referred to herein as "Ford", the "Company", "we", "our" or "us") was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, that had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford.  We are one of the world’s largest producers of cars and trucks.  We and our subsidiaries also engage in other businesses, including financing vehicles.

In addition to the information about Ford and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Form 10-K Report" or "Report"), extensive information about our Company can be found at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for Directors, Standards of Corporate Conduct for all employees, and the Charters for each of our Board Committees.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents can be accessed by logging onto our website and clicking on the "Investors," then "Company Information," and then "Corporate Governance" links, and may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

In addition, all of our recent periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website.  This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those Reports.  Recent Section 16 filings made with the SEC by the Company or any of its executive officers or directors with respect to our Common Stock are made available free of charge through our website.  We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC.

To access our SEC reports or amendments or the Section 16 filings, log onto our website and click "Investors," then "Company Reports," and then "View S.E.C. Filings" which links to a list of reports filed with the SEC.

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

Our Automotive and Financial Services segments as of December 31, 2008 are described in the table below:

Business Sector	Reportable Segments*	Description

Automotive:	Ford North America
Primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico), together with the associated costs to design, develop, manufacture and service these vehicles and parts, as well as the sale of Mazda6 vehicles produced by our consolidated subsidiary AutoAlliance International, Inc. ("AAI").

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

Volvo
Primarily includes the sale of Volvo brand vehicles and related service parts throughout the world (including Europe, North and South America, and Asia Pacific Africa), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

Ford Asia Pacific Africa
Primarily includes the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.

	Other Financial Services	Includes a variety of businesses including holding companies, real estate, and the financing and leasing of some Volvo vehicles in Europe.
__________
*
As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we sold Jaguar and Land Rover effective June 2, 2008.  Also, during the fourth quarter of 2008, we sold a portion of our equity in Mazda, reducing our ownership percentage from approximately 33.4% to 13.78%.  As a result, beginning with the fourth quarter of 2008, we account for our interest in Mazda as marketable securities and no longer report Mazda as an operating segment.

We provide financial information (such as revenues, income, and assets) for each of these business sectors and reportable segments in three areas of this Report:  (1) "Item 6. Selected Financial Data," (2) "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and (3) Note 26 of the Notes to the Financial Statements located at the end of this Report.  Financial information relating to certain geographic areas also is included in the Notes.

ITEM 1. Business (continued)

AUTOMOTIVE SECTOR

General

We sell cars and trucks throughout the world.  In 2008, our total ongoing Automotive operations sold approximately 5,407,000 vehicles at wholesale throughout the world.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of wholesale unit volumes.

As of December 31, 2008, our vehicle brands include Ford, Mercury, Lincoln, and Volvo.  Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers (collectively, "dealerships") outside of North America, the substantial majority of which are independently owned.  At December 31, 2008, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2008*
Ford	11,827
Mercury	1,871
Lincoln	1,427
Volvo	2,341
__________
*	Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.

In addition to the products we sell to our dealerships for retail sale, we also sell cars and trucks to our dealerships for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies, and governments.  We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

Through our dealer network and other channels, we also provide retail customers with a wide range of after-sale vehicle services and products, including maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty.  In North America, we market these products and services under several brands, including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Custom AccessoriesTM, Ford Extended Service PlanSM, and MotorcraftSM.

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions (among other factors) over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude to determine whether and when to replace an existing vehicle, as evidenced by the recent sudden and dramatic drop in industry sales volume with the current economic crisis.  That decision may be affected significantly by slowing economic growth, geo-political events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel).  Accordingly, the number of cars and trucks sold may vary substantially from year to year.  The automotive industry is also a highly competitive, cyclical business that has a wide and growing variety of product offerings from a growing number of manufacturers.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for discussion of the impact of the current global credit and economic crisis on our worldwide vehicle sales.

Our wholesale unit volumes vary with the level of total industry demand and our share of that industry demand.  In the short term, our wholesale unit volumes also are influenced by the level of dealer inventory.  Our share is influenced by how our products are perceived in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, fuel efficiency, functionality, and reputation.  Our share also is affected by the timing and frequency of new model introductions.  Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, impacts our sales and earnings significantly.

ITEM 1. Business (continued)

The profitability of our business is affected by many factors, including:

▪	Wholesale unit volumes;
▪	Margin of profit on each vehicle sold; which in turn is affected by many factors, including:
•	Mix of vehicles and options sold;
•	Costs of components and raw materials necessary for production of vehicles;
•	Level of "incentives" (e.g., price discounts) and other marketing costs;
•	Costs for customer warranty claims and additional service actions; and
•	Costs for safety, emission and fuel economy technology and equipment; and
▪	As with other manufacturers, a high proportion of relatively fixed costs, including labor costs, such that small changes in wholesale unit volumes can significantly affect overall profitability.

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

Seasonality.  We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped or delivered to our customer (i.e., our dealer or distributor).  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for additional discussion of revenue recognition practices.  We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., the number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail).  We also experience some seasonal fluctuation in the business.  Generally, production in many markets is higher in the first half of the year to meet demand in the spring and summer, which are usually the strongest sales months of the year.  Third quarter production is typically the lowest of the year, generally reflecting the annual vacation shutdown of our manufacturing facilities during this quarter.  As a result, operating results for the third quarter typically are less favorable than those of other quarters.

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in production of our vehicles.  These materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas), and resins (e.g., polypropylene).  We believe that  we have adequate supplies or sources of availability of the raw materials necessary to meet our needs.  There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact their availability in sufficient quantities to meet our needs.  See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Overview" for a discussion of commodity and energy price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk" for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis.  Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 15,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over 5 years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

ITEM 1. Business (continued)

Warranty Coverage and Additional Service Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale.  Types of warranty coverage offered include base coverage (e.g., "bumper-to-bumper" coverage in the United States on Ford-brand vehicles for 36 months or 36,000 miles, whichever occurs first), safety restraint coverage, and corrosion coverage.  Beginning with 2007 model-year passenger cars and light trucks, Ford extended the powertrain warranty coverage offered on Ford, Lincoln and Mercury vehicles sold in the United States, Canada, and select U.S. export markets (e.g., powertrain coverage for certain vehicles sold in the United States from three years or 36,000 miles to five years or 60,000 miles on Ford and Mercury brands and from four years or 50,000 miles to six years or 70,000 miles on the Lincoln brand).  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, Ford will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.

In addition to the costs associated with the warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Estimated warranty and service action costs for each vehicle sold by us are accrued for at the time of sale.  Accruals for estimated warranty and service action costs are based on historical experience and subject to adjustment from time to time depending on actual experience.  Warranty accrual adjustments required when actual warranty claim experience differs from our estimates may have a material impact on our results.

For additional information with respect to costs for warranty and additional service actions, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and Note 29 of the Notes to the Financial Statements.

Industry Sales Volume

During 2008, the global economic crisis dramatically reduced industry sales volume in the United States and Europe, and began to slow growth in other markets around the world.  The following chart shows industry sales volume for the United States, and for the markets we track in Europe, South America and Asia Pacific Africa for the last five years (in millions of units):

	Industry Volume *
	2008	2007	2006	2005	2004

United States	13.5	16.5	17.1	17.5	17.3
Ford Europe	16.7	18.1	17.9	17.6	17.6
Ford South America	4.3	4.1	3.2	2.7	2.2
Ford Asia Pacific Africa	20.9	20.4	18.6	17.3	16.1
__________
*	Throughout this section, industry sales volume includes sales of medium and heavy trucks. See discussion of each market below for definition of the markets we track.

Much of the decline in industry sales volume in 2008 occurred toward the end of the year, with the seasonally adjusted annual rate of sales in the fourth quarter of 2008 reaching 10.7 million units and 14.8 million units in the United States and the markets we track in Europe, respectively.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for discussion of the impact of declining industry sales volume.

United States

Industry Sales Data.  The following table shows U.S. industry sales of cars and trucks (in millions of units):

	U.S. Industry Sales
	Years Ended December 31,
	2008	2007	2006	2005	2004

Cars	7.1	7.9	8.1	7.9	7.7
Trucks	6.4	8.6	9.0	9.6	9.6

ITEM 1. Business (continued)

We classify cars by small, medium, large, and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles, and medium/heavy segments.  With the introduction of vehicles with sport utility features built on a car platform (crossover utility vehicles or "CUVs"), however, the distinction between traditional cars and trucks has become more difficult to draw, and these vehicles are not consistently classified as either cars or trucks across vehicle manufacturers.  In the tables above and below, we have classified CUVs (i.e., vehicles with sport utility features built on a car platform) as sport utility vehicles ("SUVs").  In addition, we have classified all of our luxury cars as "premium," regardless of size; premium SUVs and CUVs are included in "trucks."  Annually, we conduct a comprehensive review of many factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including domestic and foreign-based manufacturers):

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2008	2007	2006	2005	2004
CARS
Small	22.9%	19.8%	19.0%	17.1%	16.0%
Medium	15.5	13.6	13.1	13.1	14.0
Large	6.1	7.0	7.5	7.4	6.8
Premium	7.8	7.8	7.6	7.8	7.7
Total U.S. Industry Car Sales	52.3	48.2	47.2	45.4	44.5
TRUCKS
Compact Pickup	2.8%	3.2%	3.5%	3.9%	4.0%
Bus/Van	6.1	6.6	7.8	8.1	8.5
Full-Size Pickup	11.9	13.5	13.3	14.6	14.7
SUV/CUV	24.9	26.5	25.2	25.5	26.1
Medium/Heavy	2.0	2.0	3.0	2.5	2.2
Total U.S. Industry Truck Sales	47.7	51.8	52.8	54.6	55.5
Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford U.S. Vehicle Mix of Sales by Segment*
	Years Ended December 31,
	2008	2007	2006	2005	2004
CARS
Small	15.0%	12.8%	12.5%	11.6%	10.9%
Medium	9.3	7.8	12.9	8.2	9.4
Large	7.7	8.4	8.2	8.9	5.4
Premium	3.1	2.5	3.1	2.8	2.9
Total Ford U.S. Car Sales	35.1	31.5	36.7	31.5	28.6
TRUCKS
Compact Pickup	3.4%	3.0%	3.4%	4.1%	5.0%
Bus/Van	6.5	7.2	8.6	8.9	9.4
Full-Size Pickup	27.2	29.1	29.6	30.7	30.2
SUV/CUV	27.4	28.6	21.1	24.3	26.4
Medium/Heavy	0.4	0.6	0.6	0.5	0.4
Total Ford U.S. Truck Sales	64.9	68.5	63.3	68.5	71.4
Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%
__________
*	These data include sales of Ford, Lincoln, and Mercury vehicles.

As the tables above indicate, the shift from cars to trucks that began in the 1980s started to reverse in 2005.  Prior to 2005, the proportion of trucks sold in the industry and by Ford had been increasing, reflecting higher sales of traditional, truck-based SUVs and full-size pickups.  In recent years, the percentage of cars sold in the overall market and by Ford trended higher, primarily due to increases in the small car segment.  In 2008, Ford's overall vehicle mix changes in the United States generally mirrored the overall industry.  Gains in our small car segment market share were largely explained by the strength of our redesigned Focus, with the Fusion and Milan contributing to our increased medium car mix.

Market Share Data.  The competitive environment in the United States has intensified and is expected to continue to intensify as Japanese and Korean manufacturers increase imports to the United States and production capacity in North America.  Our principal competitors in the United States include General Motors Corporation ("General Motors"), Chrysler LLC ("Chrysler"), Toyota Motor Corporation ("Toyota"), Honda Motor Company ("Honda"), and Nissan Motor Company ("Nissan").  The following tables show U.S. car and truck market share for Ford (Ford, Lincoln, and Mercury brand vehicles only) and for the other five leading vehicle manufacturers.

ITEM 1. Business (continued)

The percentages in each of the following tables represent percentages of the combined car and truck industry:

	U.S. Car Market Shares (a)
	Years Ended December 31,
	2008	2007	2006	2005	2004
Ford	5.0%	4.6%	5.8%	5.4%	5.1%
General Motors	10.0	9.8	10.0	10.2	10.7
Chrysler	3.6	4.2	4.1	4.0	3.6
Toyota	10.0	9.2	8.6	7.4	6.3
Honda	6.6	5.3	4.9	4.8	4.9
Nissan	4.4	3.8	3.2	3.3	3.0
All Other (b)	12.7	11.3	10.6	10.3	10.9
Total U.S. Car Deliveries	52.3%	48.2%	47.2%	45.4%	44.5%

	U.S. Truck Market Shares (a)
	Years Ended December 31,
	2008	2007	2006	2005	2004
Ford	9.2%	10.0%	10.2%	11.6%	12.9%
General Motors	12.1	13.6	14.1	15.6	16.4
Chrysler	7.2	8.4	8.4	9.2	9.1
Toyota	6.4	6.7	6.3	5.6	5.6
Honda	4.0	4.1	3.9	3.6	3.2
Nissan	2.7	2.7	2.8	2.9	2.7
All Other (b)	6.1	6.3	7.1	6.1	5.6
Total U.S. Truck Deliveries	47.7%	51.8%	52.8%	54.6%	55.5%

	U.S. Combined Car and Truck Market Shares (a)
	Years Ended December 31,
	2008	2007	2006	2005	2004
Ford	14.2%	14.6%	16.0%	17.0%	18.0%
General Motors	22.1	23.4	24.1	25.8	27.1
Chrysler	10.8	12.6	12.5	13.2	12.7
Toyota	16.4	15.9	14.9	13.0	11.9
Honda	10.6	9.4	8.8	8.4	8.1
Nissan	7.1	6.5	6.0	6.2	5.7
All Other (b)	18.8	17.6	17.7	16.4	16.5
Total U.S. Car and Truck Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%
__________
(a)	All U.S. sales data are based on publicly available information from the media and trade publications.
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

In addition to the Ford, Lincoln, and Mercury vehicles we sell in the U.S. market, we also sell a significant number of Volvo vehicles.  Our market share for Volvo vehicles in the United States (which is reflected in "All Other" in the tables above) was approximately 0.5% in 2008, down 0.1 percentage points from 2007.  This decline in market share primarily reflected industry shift away from the premium SUV segment.

ITEM 1. Business (continued)

Fleet Sales.  The sales data and market share information provided above include both retail and fleet sales.  Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies, and governments.  The table below shows our fleet sales in the United States, and the amount of those combined sales as a percentage of our total U.S. car and truck sales for the last five years (in thousands):

	Ford Fleet Sales*
	Years Ended December 31,
	2008	2007	2006	2005	2004
Daily Rental Units	237	304	447	440	415
Commercial and Other Units	217	268	277	256	243
Government Units	153	158	162	141	133
Total Fleet Units	607	730	886	837	791
Percent of Total U.S. Car and Truck Sales	32%	30%	32%	28%	25%
__________
*	These data include sales of Ford, Lincoln, and Mercury vehicles.

Lower fleet sales in 2008 primarily reflected planned reductions in sales to daily rental car companies, combined with declines in rental, commercial and government sectors.  Although total fleet industry volume was down for the year, we improved year-over-year market share in both the commercial and government segments.  We continue to maintain government segment market share leadership over all brands.

Europe

Industry Sales Data

Market Share Information.  Outside of the United States, Europe is our largest market for the sale of cars and trucks.  The automotive industry in Europe is intensely competitive.  Our principal competitors in Europe include General Motors, Volkswagen A.G. Group, PSA Group, Renault Group, and Fiat SpA.  For the past 10 years, the top six manufacturers have collectively held between 70% and 76% of the total market.  This competitive environment is expected to intensify further as Japanese and Korean manufacturers increase their production capacity in Europe, and as other manufacturers of premium brands (e.g., BMW, Mercedes-Benz, and Audi) continue to broaden their product offerings.

For purposes of this discussion, 2008 market data are based on estimated registrations currently available; percentage change is measured from actual 2007 registrations.  We track industry sales in Europe for the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.  In 2008, vehicle manufacturers sold approximately 16.7 million cars and trucks in these 19 markets, down 7.7% from 2007 levels.  Ford's combined car and truck market share in Europe (for our Ford and Volvo brands) in 2008 was approximately 10% (about the same as 2007).

Britain and Germany are our highest-volume markets within Europe.  Any change in the British or German market has a significant effect on our total European automotive profits.  The global economic crisis appears to have impacted the British market earlier than most, and we do not expect Germany to experience as great an impact.  For 2008 compared with 2007, total industry sales were down 10.7% in Britain, and down 2.9% in Germany.  Our Ford-brand combined car and truck share in these markets in 2008 was 16.3% in Britain (up 0.4 percentage points from the previous year), and 7% in Germany (up 0.3 percentage points from the previous year).  Volvo market share in Europe was 1.3%, down 0.2 percentage points from 2007.

Although not included in the 19 markets above, several additional markets in the region contribute to our Ford Europe segment results.  In 2008, Ford's share of the Turkish market decreased by 2.1 percentage points to 14.7%, but was still the seventh year in a row that the Ford brand led the market in sales in Turkey.  We also are experiencing strong sales in Russia, where sales of Ford-brand vehicles increased approximately 6% to about 187,000 units in 2008.  We believe that the impact of the global economic crisis began to impact these markets during the fourth quarter of 2008, however, so that full-year 2009 industry sales volumes are likely to decline from 2008 levels.

Motor Vehicle Distribution in Europe.  The Commission of the European Union ("Commission") regulates the way motor vehicles are sold and repaired throughout the European Community through its Block Exemption Regulation. Manufacturers must either operate an "exclusive" distribution system – with exclusive dealer sales territories combined with the possibility of sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory – or a "selective" distribution system.  These rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

ITEM 1. Business (continued)

We, like most other automotive manufacturers, use a "selective" distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers.  The Block Exemption Regulation also contains rules concerning the repair industry.  These rules permit a manufacturer to require the use of its parts in warranty and recall work, but allow repair facilities to use parts made by others that are of comparable quality for all other repair work.  We have negotiated and implemented Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation applies with respect to all of our dealers.

The current Block Exemption Regulation, first adopted in 2002, has contributed and continues to contribute to an increasingly competitive market for vehicles and parts and ongoing price convergence.  This has contributed to an increase in marketing expenses, negatively affecting the profitability of our Ford Europe and Volvo segments.  We anticipate that this trend may continue as dealers and parts suppliers become increasingly organized and established.  The current Block Exemption Regulation expires on May 31, 2010.

Other Markets

Canada and Mexico.  Canada and Mexico also are important markets for us.  In Canada, industry sales of new cars and trucks in 2008 were approximately 1.67 million units, down 1% from 2007 levels; industry sales were better in 2008 than 2007 for the first ten months of the year, with industry sales beginning to show signs of the impact of the global economic slowdown in November 2008.  Industry sales of new cars and trucks in Mexico were approximately 1.07 million units in 2008, down about 6.5% from 2007; industry sales were stronger year-over-year for the first three quarters of 2008, with a steep decline during the fourth quarter of 2008 due to the global economic slowdown.  Our combined car and truck market share (including all of our brands sold in these markets) in 2008 was 12.6% in Canada (down 0.7 percentage points from the previous year), and 12.1% in Mexico (down 1.2 percentage points from the previous year).

South America.  Brazil, Argentina, and Venezuela are our principal markets in South America.  Industry sales in 2008 were approximately 2.8 million units in Brazil (up 14.5% from 2007), approximately 600,000 units in Argentina (up 7.9% from 2007), and approximately 270,000 units in Venezuela (down 44.8% from 2007).  Our combined car and truck share for Ford-brand vehicles in these markets was 10% in Brazil (down 0.8 percentage points from 2007), 12.4% in Argentina (down 1.3 percentage points from 2007), and 15.7% in Venezuela (up 0.5 percentage points from 2007).  In Brazil and Argentina, 2008 industry sales were strong in comparison to 2007 for the first nine months of the year; beginning in October 2008, industry sales in both Brazil and Argentina experienced a steep decline due to the impact of the global economic slowdown.

Asia Pacific.  Australia, China, India, South Africa, and Taiwan are our principal markets in this region.  Industry sales in 2008 were approximately 1 million units in Australia (down 3.6% from 2007), approximately 9.9 million units in China (up 8.5% from 2007), approximately 2 million units in India (about the same as 2007), approximately 490,000 units in South Africa (down 20.2% from 2007), and approximately 230,000 units in Taiwan (down 29.7% from 2007).  Our combined car and truck share in these markets (including sales of Ford-brand vehicles, and market share for certain unconsolidated affiliates particularly in China) was 10.3% in Australia (about the same as 2007), 1.9% in China (down 0.2 percentage points from 2007), 1.4% in India (down 0.5 percentage points from 2007), 6.9% in South Africa (down 0.7 percentage points from 2007) and 5.5% in Taiwan (down 2.1 percentage points from 2007).  Our principal competition in the Asia Pacific region has been the Japanese manufacturers.  We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.

We are in the process of significantly increasing our presence in India with more investment in manufacturing capacity.  As announced in January 2008, we are investing $500 million to expand our current manufacturing facility in Chennai to begin production of a new small car and build a fully-integrated and flexible engine manufacturing plant planned to begin production by 2010.  We have also been increasing our presence in China, with investment in manufacturing capacity, introduction of new products, and expansion of distribution channels.

We also have an ownership interest in Mazda, which we reduced during the fourth quarter of 2008 from approximately 33.4% to 13.78%.

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

Ford Credit also services the finance receivables and leases that it originates and purchases, makes loans to our affiliates, purchases certain receivables from us and our subsidiaries, and provides insurance services related to its financing programs.  Ford Credit’s revenues are earned primarily from payments made under retail installment sale contracts and retail leases (including interest supplements and other support payments it receives from us on special-rate financing programs), and from payments made under wholesale and other dealer loan financing programs.

Ford Credit does business in all states in the United States and in all provinces in Canada through automotive dealer financing branches and regional business centers.  Outside of the United States, FCE Bank plc ("FCE") is Ford Credit’s largest operation.  FCE's primary business is to support the sale of our vehicles in Europe through our dealer network.  FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany, and most other European countries.  Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions.  In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

Ford Credit's share of retail financing for new Ford, Lincoln, and Mercury brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe, as well as Ford Credit's share of wholesale financing for new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States (excluding fleet) and of new Ford-brand vehicles acquired by dealers in Europe, were as follows during the last three years:

United States	Years Ended December 31,
Financing share – Ford, Lincoln, and Mercury	2008	2007	2006
Retail installment and lease	39%	38%	44%
Wholesale	77	78	80
Europe
Financing share – Ford
Retail installment and lease	28%	26%	27%
Wholesale	98	96	95

For a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."  For a discussion of how Ford Credit manages its financial market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

We routinely sponsor special-rate financing programs available only through Ford Credit.  Pursuant to these programs, we make interest supplement or other support payments to Ford Credit.  These programs increase Ford Credit's financing volume and share of financing sales of our vehicles.  See Note 1 of the Notes to the Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these support payments.

ITEM 1. Business (continued)

On November 6, 2008, we and Ford Credit entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement).  Pursuant to the Support Agreement, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in Ford Credit’s then-most recent Form 10-Q Report or Form 10-K Report), Ford Credit could require us to make or cause to be made a capital contribution to Ford Credit in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  A copy of the Support Agreement was filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.  No capital contributions have been made to Ford Credit pursuant to the Support Agreement.  In addition, Ford Credit has an agreement to maintain FCE’s net worth in excess of $500 million.  No payments have been made by Ford Credit to FCE pursuant to the agreement during the 2006 through 2008 period.

GOVERNMENTAL STANDARDS

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere.  In addition, manufacturing and other automotive assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances.

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

The EPA also has standards and requirements for EPA-defined "heavy-duty" vehicles and engines (those vehicles with 8,500-14,000 pounds gross vehicle weight).  These standards and requirements include stringent evaporative hydrocarbon standards for gasoline vehicles, and stringent exhaust emission standards for all vehicles.  In order to meet the diesel standards, manufacturers must employ after-treatment technologies, such as diesel particulate filters, which require periodic customer maintenance.  These technologies add significant cost to the emissions control system, and present potential issues associated with consumer acceptance.  The EPA and manufacturers are engaged in discussions over the vehicle technologies for maintenance and emissions control and the warning systems that will be used to alert motorists to the need for maintenance to these systems.

U.S. Requirements – California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from the EPA to establish unique emissions control standards; each new or modified proposal requires a new waiver of preemption from the EPA.  California has received a waiver from the EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB").  CARB's current low emission vehicle or "LEV II" emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements.  Like the EPA's Tier 2 emissions standards, CARB's LEV II vehicle emissions standards also present a difficult engineering challenge, and impose even greater barriers to the use of light-duty diesel technology.  Rulemaking action to establish LEV III is expected to begin in 2009, and is expected to impose increasingly stringent emissions standards.

ITEM 1. Business (continued)

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

In accordance with CARB's ZEV regulations, a panel of independent experts undertook a review of the feasibility of the ZEV requirements and issued its findings in 2007.  The panel found that both battery-electric and fuel cell vehicles will be in a pre-commercial stage through 2015, and that they are not likely to be produced in large volumes in that time frame due to issues of technology and cost.  Partially in response to the panel's findings, CARB finalized a set of revisions to its ZEV regulations in February 2009.  For the 2012-2014 model years, the modifications reduce the number of fuel cell and/or battery-electric vehicles necessary to satisfy the regulations, but this reduction must be offset by the production of a substantial number of plug-in hybrid vehicles or hydrogen internal combustion vehicles instead.  For the 2015 model year and beyond, CARB has directed a complete overhaul of its ZEV, LEV, and greenhouse gas ("GHG") regulations.  Some current elements of the ZEV program (e.g., requirements to build low-emissions vehicles with zero evaporative emissions) will be transferred to the LEV or GHG programs.  The ZEV program will focus exclusively on battery-electric, fuel cell, plug-in hybrid, and hydrogen internal combustion engine technologies, and the regulations are likely to require manufacturers to produce ever-increasing numbers of vehicles with these technologies.  Compliance with the ZEV mandate will require costly actions that could have a substantial adverse effect on our sales volume and profits, depending on consumer acceptance of the vehicles and the cost and availability of ZEV components, among other things.

The Clean Air Act permits other states that do not meet National Ambient Air Quality Standards ("NAAQS") to adopt California's motor vehicle emissions standards no later than two years before the affected model year. In addition to California, fourteen states, primarily located in the Northeast and Northwest, have adopted the California standards (including California's greenhouse gas provisions). Twelve of these states also adopted the ZEV requirements. These fourteen states, together with California, account for more than 30% of Ford's current light-duty vehicle sales volume in the United States. More states are in the process of adopting or considering adoption of the California standards. As a result of EPA's 2006 NAAQS regulation, many new states are eligible to adopt California emissions standards (see additional discussion in "Stationary Source Emissions Control" below). Unfortunately, there are problems inherent in transferring California standards to other states, including the following: 1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents a major challenge to automobile company distribution systems; 2) market acceptance of some ZEVs varies from state to state, depending on weather and other factors; and 3) the states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

ITEM 1. Business (continued)

U.S. Requirements – Warranty, Recall, and On-Board Diagnostics.  The Clean Air Act permits the EPA and CARB to require manufacturers to recall and repair non-conforming vehicles (which may be identified by testing or analysis done by the manufacturer, the EPA or CARB), and we may voluntarily stop shipment of or recall non-conforming vehicles.  The costs of related repairs or inspections associated with such recalls, or a stop-shipment order, could be substantial.  In December 2007, CARB finalized a new set of regulations governing warranty reporting and field actions.  The new rules provide for mandatory remedial action (typically either recall or an extended warranty) if warranty claims and failure rates on emissions-related components reach specified thresholds, even if the vehicles in the field continue to comply with all applicable emissions standards.  CARB's decision to disconnect field action decisions from the emissions performance of the vehicles was unprecedented, and in January 2008 an aftermarket trade association initiated litigation seeking to overturn certain aspects of the new regulations.  In March 2008, the Engine Manufacturers Association, of which we are a member, initiated litigation challenging CARB's authority to disconnect emissions performance from field action decisions and other related claims.  These lawsuits were subsequently merged.  In December 2008, the Superior Court of Los Angeles, California overturned these regulations, holding that the disconnect between field action and emissions performance was impermissible.  The court also held that extended warranties could continue to be utilized in lieu of recalls where appropriate and mutually agreed to by CARB.  CARB has until June 2009 to correct its regulations in accordance with the court decision.  No appeal has been filed.

Both CARB and the EPA also have adopted on-board diagnostic ("OBD") regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the "check engine" light) of any malfunction.  These regulations have become extremely complicated, and require substantial engineering resources to create compliant systems.  CARB's OBD rules for vehicles under 14,000 pounds gross vehicle weight include a variety of requirements that phase in between the 2006 and 2010 model years.  CARB also has adopted engine manufacturer diagnostic requirements for heavy-duty gasoline and diesel engines that apply to the 2007 to 2009 model years, and additional OBD requirements for vehicles over 14,000 pounds gross vehicle weight in model years 2010 and beyond.  The EPA's OBD rules are generally less stringent than CARB's, so manufacturers typically design for compliance with CARB's requirements in order to avoid designing two systems.  The complexity of the OBD requirements and the difficulties of meeting all of the monitoring conditions and thresholds make OBD approval one of the most challenging aspects of certifying vehicles for emissions compliance.  CARB regulations provide for automatic recalls of vehicles that fail to comply with specified OBD requirements.  In addition, many other states have implemented OBD tests as part of their inspection and maintenance programs.  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.

European Requirements.  European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new emissions standards ("Stage IV Standards") were applied to new passenger car certifications beginning January 1, 2005, and to new passenger car registrations beginning January 1, 2006.  The comparable light commercial truck Stage IV Standards went into effect for new certifications beginning January 1, 2006, and for new registrations beginning January 1, 2007.  This directive on emissions also introduced OBD requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005).  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.  The Stage IV Standards for diesel engines have proven technologically difficult and precluded manufacturers from offering some products in time to be eligible for certain government incentive programs.

The EU commenced a program in 2004 to determine the specifics for further changes to vehicle emission standards, and in 2007 the European Commission published a proposed law for Stage V/VI emissions.  The law would further restrict the amount of particulate and nitrogen oxide emissions from diesel engines, and tighten some regulations for gasoline engines.  Stage V emissions requirements will be introduced beginning in September 2009 for vehicle registrations beginning in 2011, and Stage VI requirements will apply beginning in September 2014.  Both Stages V and VI will require the deployment of particulate trap technology, and Stage VI will require additional after-treatment for nitrogen oxides.  These technology requirements will add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles.

ITEM 1. Business (continued)

Particle number measurement has been introduced for diesel vehicles beginning with calendar year 2011, and for gasoline vehicles from Stage V.  Stage V gasoline particle number limit values and all Stage V OBD thresholds have yet to be established by the Commission; proposed regulations are expected to be introduced in 2010.  Vehicles equipped with Selective Catalyst Reduction systems require a driver inducement and warning system to prevent the vehicle being operated for a significant period of time if the reductant (urea) dosing tank is empty.  The Stage V/VI emission legislation also mandated the internet provision of all repair information (not just emissions-related).

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

The Clean Air Act also requires the EPA to periodically review and update its NAAQS, and to designate whether counties or other local areas are in compliance with the new standards.  If an area or county does not meet the new standards ("non-attainment areas"), the state must revise its implementation plans to achieve attainment.  In 2006, the EPA issued a final rule revising the NAAQS for particulate matter increasing the stringency of the standard for fine particulate matter (particles 2.5 micrometers in diameter or less), while maintaining the existing standard for coarse particulate matter (particles between 2.5 and 10 micrometers in diameter).  The EPA estimates that the new standard will put approximately 124 counties into non-attainment status for fine particulate matter.   Various parties filed petitions for review of the final particulate matter rules in the U.S. Court of Appeals for the District of Columbia Circuit, in most cases seeking more stringent standards for both fine and coarse particulate matter.  The Alliance of Automobile Manufacturers (the "Alliance," an industry trade group including BMW Group, Chrysler, Ford, General Motors, Mazda, Mitsubishi Motors, Porsche, Toyota, and Volkswagen) intervened to oppose further changes to the EPA's final rule.  The case was argued in September 2008; no ruling has yet been issued.

In March 2008, the EPA promulgated rules setting a new ozone NAAQS at a level more stringent than the pre-existing standard.  The EPA estimates that as a result of the new standard, the number of counties out of attainment for the ozone NAAQS could increase by 300%.  A number of states and environmental groups have filed suit seeking to compel EPA to issue an even more stringent ozone standard.  An industry coalition (not including the Alliance) has intervened in support of the ozone standard as promulgated by the EPA.

Even under the particulate matter and ozone NAAQS as revised by the EPA, the new non-attainment areas will need to revise their implementation plans to require additional emissions control equipment and impose more stringent permit requirements on facilities in those areas.  The existence of additional non-attainment areas can also lead to increased pressure for more stringent mobile source emissions standards as well.  The cost of complying with the requirements necessary to help bring non-attainment areas into compliance with the revised NAAQS could be substantial.

ITEM 1. Business (continued)

European Requirements.  In Europe, environmental legislation is driven by EU law, in most cases in the form of EU directives that must be converted into national legislation.  All of our European plants are located in the EU region, with the exception of one in St. Petersburg, Russia, and Ford Otosan.  One of the core EU directives is the Directive on Integrated Pollution Prevention Control ("IPPC").  The IPPC regulates the permit process for facilities, and thus the allowed emissions from these facilities.  As in the United States, engine testing, surface coating, casting operations, and boiler houses all fall under this regime.  The Solvent Emission Directive which came into effect in October 2007 primarily affects vehicle manufacturing plants, which must upgrade their paint shops to meet the new requirements.  The cost of complying with these requirements could be substantial.

The European Emission Trading Scheme requires large emitters of carbon dioxide within the EU to monitor and annually report CO2 emissions, and each is obliged every year to return an amount of emission allowances to the government that is equivalent to its CO2 emissions in that year.  The impact of this regulation on Ford Europe primarily involves our on-site combustion plants, and we expect that compliance with this regulation may be costly as the system foresees stringent CO2 emission reductions in progressive stages.  Periodic emission reporting also is required of EU Member States, in most cases defined in the permits of the facility.  The Release and Transfer Register requires more reporting regarding emissions into air, water and soil than its precursor.  The information required by these reporting systems is publicly available on the Internet.

Motor Vehicle Safety

U.S. Requirements.  The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways.  First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA").  Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards.  Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns.  A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard.  Should we or NHTSA determine that either a safety defect or a noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.  As of January 14, 2009, there were pending before NHTSA six investigations relating to alleged safety defects or potential compliance issues in our vehicles.

The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users ("SAFETEA-LU") was signed into law in 2005.  SAFETEA-LU establishes a number of substantive, safety-related rulemaking mandates for NHTSA which have already resulted in or are to result in new regulations and product content requirements.  Established regulations include window sticker safety ratings ("Stars on Cars" ratings) and regulations that affect power window switches, door retention and side-impact protection.  NHTSA has not yet established required regulations that will affect ejection mitigation, rollover prevention, and roof strength.

The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000.  The TREAD Act required NHTSA to establish several regulations, including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects.  Various groups have challenged the categorical determination by NHTSA that certain areas of data, including warranty claim information, field reports, and consumer complaint information, were granted a presumption of confidentiality under the TREAD Act early warning reporting requirements.  Since that time, the U.S. District Court for the District of Columbia has ruled that, while NHTSA had the authority to make these categorical determinations, it did not provide adequate public notice and opportunity to comment in so doing.  NHTSA addressed this issue in a final rule published on October 18, 2007 that re-established class distinctions.  In September 2008, NHTSA began publishing non-confidential TREAD data to the public.

The Cameron Gulbransen Kids Transportation Safety Act of 2007 (Kids and Cars Safety Act) passed into law in 2008 mandates that NHTSA enact regulations related to rearward visibility and brake-to-shift interlock, and mandates that NHTSA consider regulations related to automatic reversal functions on power windows.  The cost to comply with these requirements may be substantial.

Foreign Requirements.  Canada, the EU, and countries in South America, the Middle East, and Asia Pacific markets also have safety standards and regulations applicable to motor vehicles, and are likely to adopt additional or more stringent requirements in the future.  Recent examples of such legislation for the EU include an increase in the scope and severity of the already existing pedestrian protection legislation, the introduction of a requirement that all vehicles include mandatory dedicated daytime running lamps for new vehicle types as of 2011, and a general trend to extend the scope of passenger car regulations from 2500 kilograms ("kg") up to 3500 kg gross vehicle mass.  Global Technical Regulations ("GTRs") developed under the auspices of the United Nations ("UN") continue to have increasing impact on automotive safety activities.  In 2008, GTRs on Electronic Stability Control, Head Restraints, and Pedestrian Protection were each adopted by the UN "World Forum for the Harmonisation of Vehicle Regulations," and are now in different stages of national implementation.  While global harmonization is fundamentally supported by the auto industry in order to reduce complexity, national implementation yet may introduce subtle differences into the system.  South American examples of more stringent safety requirements include more severe impact requirements being developed in Brazil, the planned adoption of mandatory driver and passenger frontal airbags in Argentina, Brazil and Ecuador, and the introduction of mandatory antilock braking system in Argentina and Brazil.  Canadian safety legislation and regulations are similar to those in the United States, and the differences that do exist generally have not prevented the production of common product for both markets.  Recent amendments to Canadian standards have incorporated United Nations Economic Commission for Europe standards as a compliance option, where equivalency exists.  The possibility of more stringent or different requirements exists.

ITEM 1. Business (continued)

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

The ongoing economic downturn may affect Ford's ability to absorb the costs of deploying new fuel-efficient technologies.  Another variable is fluctuation in fuel prices.  Consumers are more likely to pay for vehicles with fuel-efficient technologies when fuel prices are relatively high, as was the case in mid-2008; when fuel prices are relatively low as they were toward the end of 2008, the extent of consumer demand for such technologies is less clear.  If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden, while regulatory standards require the production of vehicles that are smaller and more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

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

Federal law established a passenger car CAFE standard of 27.5 miles per gallon for 1985 and later model years; light truck standards are set by NHTSA under a rulemaking process.  In 2006, NHTSA issued a final rule changing the structure of the light-truck fuel economy standards for model year 2008 and beyond.  The final rule employs a new "reformed" approach to fuel economy standards in which each manufacturer's CAFE obligation is based on the specific mix of vehicles it sells.  A manufacturer's light truck CAFE is now calculated on a basis that relates fuel economy targets to vehicle size.  These fuel economy targets become increasingly stringent with each new model year.  Through 2010, manufacturers have the option of complying with the "reformed" program or an alternative set of "unreformed" standards promulgated by NHTSA.  Beginning with the 2011 model year, all manufacturers must comply under the reformed program.  Also in model year 2011 and beyond, the truck CAFE standards will apply for the first time to certain classes of heavier passenger vehicles (SUVs and passenger vans with a gross vehicle weight between 8,500 and 10,000 pounds, or with a gross vehicle weight below 8,500 pounds and a curb weight above 6,000 pounds).

ITEM 1. Business (continued)

In December 2007, Congress enacted new energy legislation restructuring the CAFE program and requiring NHTSA to set new CAFE standards beginning with the 2011 model year.  The key features of the bill are as follows:  1) it maintains the current distinction between cars and trucks; 2) it requires NHTSA to set "reformed" CAFE standards for cars along the lines of the reformed truck standards described above; 3) it calls for NHTSA to set car and truck standards such that the combined fleet of cars and trucks in the United States achieves a 35 mile per gallon fleet average by model year 2020; 4) it allows manufacturers to trade credits among their CAFE fleets; and 5) it retains CAFE credits for the manufacture of flexible-fuel vehicles, but phases them out by model year 2020.  Domestic passenger cars also are subject to a minimum fleet average of the greater of 27.5 miles per gallon or 92% of NHTSA's projected fleet average fuel economy for domestic and imported passenger cars for that model year.

In April 2008, NHTSA issued a proposed rule setting forth CAFE standards for cars and light trucks for the 2011-2015 model years.  The proposed standards were based on the "reformed" approach to CAFE as required by Congress.  The proposal entailed a significantly more rapid rate of increase in fuel economy than past NHTSA rulemakings on CAFE.  The proposed rule also contained new provisions on credit trading, intra-company credit transfers between fleets, and incentives for the production of flexible fuel vehicles, among other things.  The proposed rule went through a notice-and-comment process, and NHTSA was expected to issue a final rule at the end of 2008.  However, the Bush Administration ultimately decided not to issue a final rule and to let the incoming Obama Administration complete the rulemaking process.

Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other GHG emissions on the global climate.  In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act.  This is functionally equivalent to imposing fuel economy standards, since the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed.  The petitioners later filed suit in an effort to compel a formal response from the EPA.  In August 2003, the EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and only NHTSA is authorized to regulate fuel economy under the CAFE law.  A number of states, cities, and environmental groups filed for review of the EPA's decision in the U.S. Court of Appeals for the District of Columbia Circuit.  A coalition of states and industry trade groups, including the Alliance, intervened in support of the EPA's decision.  In July 2005, the Court held that the EPA had exercised reasonable discretion in determining not to regulate carbon dioxide as a pollutant.

The matter was appealed, and in April 2007 the U.S. Supreme Court ruled that GHGs constitute "air pollutants" subject to regulation pursuant to the Clean Air Act.  The ruling did not specifically require the EPA to regulate greenhouse gases; rather, it directed the EPA to either issue an "endangerment" finding pursuant to the Clean Air Act (that greenhouse gases endanger public health or welfare), or explain why it could not or would not do so.  In the wake of this ruling, the Bush Administration announced its intention to promulgate new federal rules regulating greenhouse gas emissions from motor vehicles.  President Bush signed an Executive Order directing the Department of Transportation, the Department of Energy, and the EPA to cooperate in this effort.

In July 2008, the EPA released an Advance Notice of Proposed Rulemaking ("ANPR") related to the potential regulation of GHGs under the Clean Air Act.  The ANPR sought public comment on the appropriateness of a finding by EPA that GHGs "endanger" public health and welfare, and on the ramifications of such a finding.  The ANPR included a lengthy discussion of potential regulatory programs under the Clean Air Act that EPA might implement to reduce GHG emissions from both mobile and stationary sources.  With respect to mobile sources, EPA sought comment on the possibility of setting long-term, fleet-average CO2 standards for motor vehicles, which would be the functional equivalent of establishing fuel economy standards.  Depending on the level of stringency, motor vehicle GHG standards could effectively supplant any CAFE standards set by NHTSA.  The ANPR also discussed the possibility of establishing a cap-and-trade system to reduce mobile source GHG emissions.  The ANPR addressed potential stationary source regulations as well.  A wide range of groups have filed comments on the ANPR; the task of reviewing the comments and determining what action to take has been left to the Obama Administration.  At the time the ANPR was released, the Bush Administration made it clear that the regulatory proposals outlined in the ANPR did not represent Administration policy, primarily because of the burdensome nature of the proposals and their potential adverse effect on the U.S. economy.

U.S. Requirements – California and Other State Standards.  In July 2002, California enacted Assembly Bill 1493 ("AB 1493"), a law mandating that CARB promulgate GHG standards for light-duty vehicles beginning with model year 2009.  In September 2004, CARB adopted California GHG emissions regulations applicable to 2009-2016 model-year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA.  These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016.  The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB's underlying economic and technical analyses.

ITEM 1. Business (continued)

Whenever California adopts new or modified vehicle emissions standards, the state must apply to the EPA for a waiver of preemption of the new or modified standards under Section 209 of the Clean Air Act.  Since the AB 1493 rules were adopted by California as "emissions" rules under the Clean Air Act, they require this waiver of federal preemption.  In March 2008, EPA published a decision formally denying California's request for a waiver of preemption.  California has challenged that decision in the U.S. Court of Appeals for the District of Columbia Circuit.  The court has set a briefing schedule pursuant to which briefing on the petition will be concluded by March 2009; no date for oral argument has been set.  In January 2009, California submitted a petition for reconsideration of the March 2008 waiver denial, and President Obama issued a memorandum directing the EPA to revisit the waiver decision.  The EPA has initiated a new notice-and-comment process as part of its reconsideration of the waiver.  It is also likely that the federal government will seek a stay of the ongoing D.C. Circuit litigation over the March 2008 waiver denial while it reconsiders the waiver request.

In addition to the question of Clean Air Act preemption, which is being addressed through the EPA's waiver decision and the ensuing litigation, there is also the question of preemption of the AB 1493 standards by the federal CAFE law.  CAFE prohibits states from enacting or enforcing regulations "related to" fuel economy when federal standards are in effect.  In December 2004, the Alliance and other plaintiffs (several automobile dealers, two individual automobile manufacturers, and another automotive trade association) filed suit in federal district court in California, seeking to overturn the AB 1493 standards.  The suit challenges the regulation on several bases, including preemption under the federal CAFE law.  In 2008, the U.S. District Court for the Eastern District of California issued a final judgment holding that:  i) California is enjoined from enforcing AB 1493 regulations in the absence of an EPA waiver; and ii) the federal CAFE law does not preempt California from regulating motor vehicle GHGs.  Plaintiffs appealed the second ruling to the U.S. Court of Appeals for the Ninth Circuit, and briefing on the appeal is underway.

Other states have adopted, or are in the process of adopting, CARB's GHG standards.  These states include New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, Washington, Maryland, New Mexico, Florida, and Arizona.  Several other states are known to be considering the adoption of such rules.

The Alliance, along with other plaintiffs, filed suit in federal court in Vermont and Rhode Island challenging those states' adoption of California's AB 1493 rules.  The Vermont case went to trial in April 2007.  In September 2007, the U.S. District Court for the District of Vermont upheld Vermont's GHG rules, finding that they were not preempted by federal fuel economy law.  Specifically, the court held that the state GHG rules were insulated from a preemption challenge because they were subject to a waiver process under the federal Clean Air Act.  The court also held that, even if questions of federal preemption were applicable, the GHG rules should be upheld because some portions of the regulations give credit for vehicle modifications that do not relate specifically to improving fleet average fuel economy.  The Alliance is appealing the District Court's decision to the U.S. Court of Appeals for the Second Circuit; briefing has been completed and we are awaiting oral argument.  In the Rhode Island case, the District Court recently issued a ruling dismissing the claims of the automobile trade association and automobile manufacturer plaintiffs on collateral estoppel grounds; the dealer plaintiffs remain in the case.  The trade associations and manufacturers are seeking an immediate appeal of the collateral estoppel ruling to the U.S. Court of Appeals for the First Circuit.

In September 2006, California also enacted the Global Warming Solutions Act of 2006 (also known as Assembly Bill 32 ("AB 32")).  This law mandates that statewide GHG emissions be capped at 1990 levels by the year 2020, which would represent a significant reduction from current levels.  It also requires the monitoring and annual reporting of GHG emissions by all "significant" sources, and delegates authority to CARB to develop and implement GHG emissions reduction measures.  AB 32 also provides that, if the AB 1493 standards do not take effect, CARB must implement alternative regulations to control mobile sources of GHG emissions to achieve equivalent or greater reductions than mandated by AB 1493.  Although the full ramifications of AB 32 are not known, CARB has initiated a rulemaking process under AB 32 to develop so-called "Cool Car Standards."  The program is intended to set minimum standards for reflectivity of automotive paints and glass.  The goal is to promote lower interior temperatures in vehicles, thereby reducing the air conditioning load and leading to fewer GHG emissions.  The automobile industry has concerns about the availability of paints and coatings to meet the reflectivity standards, along with the safety implications of the standards.  CARB is expected to issue a final rule by the spring of 2009.

ITEM 1. Business (continued)

The recent developments with respect to anticipated new CAFE standards, potential EPA GHG standards for motor vehicles, and state-level attempts to impose GHG standards on automobiles pose very significant concerns for us.  These regulatory initiatives have the potential to impose three different competing and conflicting regimes of fuel economy standards.  Compliance with all three, or even two, of these regimes would at best add enormous complexity to our planning processes, and at worst be virtually impossible.  The CAFE standards proposed by NHTSA in 2008 represented a significant challenge in and of themselves, but if NHTSA builds upon its history of setting tough but reasonable CAFE standards based on a consideration of technological feasibility and economic practicability, we believe it is likely that  the new federal CAFE standards can be workable, albeit costly, within our business limitations.  It is highly questionable whether we could accommodate an additional layer of GHG regulations imposed by EPA under the Clean Air Act, which has a much more onerous certification and enforcement regime than the CAFE law.  Finally, California's AB 1493 rules seek to impose stringent, state-specific requirements that are not workable within our current business limitations.

If any of one these regulatory regimes, or a combination of them, impose and enforce extreme fuel economy or GHG standards, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits.  Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks in order to maintain compliance; and ultimately curtailing the production and sale of certain vehicles such as family-size, luxury, and high-performance cars, SUVs and "crossover" vehicles, and full-size light trucks, in order to maintain compliance.  These actions might need to occur on a state-by-state basis, in response to the AB 1493 rules, or they may need to be taken at the national level if either the CAFE standards or the EPA GHG standards are excessively stringent.  We believe it is critical that policymakers work toward a single, nationwide set of fuel economy/GHG standards that achieve desired levels of fuel economy improvement and GHG reductions in a workable fashion.

See "Item 3. Legal Proceedings" for a discussion of the public nuisance litigation filed by the state of California against automobile manufacturers for alleged global warming damages.  Though that suit has been dismissed by the trial court, California's Attorney General has filed an appeal.  If California were to prevail in this litigation, it could encourage similar suits in other states and municipalities.  A judgment against defendants also could result in the imposition of judicially-mandated standards for GHG emissions that could arguably supersede or augment existing fuel economy requirements; such a result could compel us to implement product restrictions and/or other costly actions as outlined above.

European Requirements.  The EU is a party to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, and has agreed to reduce greenhouse gas emissions by eight percent below 1990 levels during the 2008-2012 period.  In 1998, the EU agreed to support an environmental agreement with the European Automobile Manufacturers' Association ("ACEA," of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the "ACEA Agreement").  The ACEA Agreement established an emissions target of 140 grams of carbon dioxide per kilometer ("g/km") for the average of new cars sold in the EU by the ACEA's members in 2008.  It is presumed that the industry has not achieved the 140 g/km target due to a number of factors, including consumer demand and the challenges associated with implementing various fuel-saving technologies.

In December 2008, the EU approved a regulation of passenger car carbon dioxide beginning in 2012 which limits the industry fleet average to a maximum of 130 g/km, using a sliding scale based on vehicle weight.  This regulation provides different targets for each manufacturer based on its respective fleet of vehicles according to vehicle weight and carbon dioxide output.  Limited credits are available for CO2 off-cycle actions ("eco-innovations"), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km.  For manufacturers failing to meet targets, a penalty system will apply with fees ranging from €3 to €95 per each g/km shortfall in the years 2012-18, and €95 for each g/km shortfall for 2019.  Manufacturers would be permitted to use a pooling agreement between wholly-owned brands to share the burden.  Further pooling agreements between different manufacturers are also possible, although it is not clear that they will be of much practical benefit under the regulations.  For 2020, an industry target of 95 g/km has been set.  This target will be further detailed in a review in 2013.

In separate legislation, so-called "complementary measures" are expected.  These may include, for example, tire-related requirements, and requirements related to gearshift indicators, fuel economy indicators, and more efficient low-CO2 mobile air conditioning systems.  These proposals are likely to be finalized in 2009-10.  The European Commission has indicated that possible targets for commercial light duty vehicles may be around 160 g/km to 175 g/km, with specific legislative proposals expected this year.

ITEM 1. Business (continued)

Some European countries have implemented or are still considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures.  For example, the United Kingdom introduced a vehicle excise duty and company car taxation based on carbon dioxide emissions in 2001, and other member states such as France, Portugal and Germany have adopted or announced their intention to adopt carbon dioxide-based taxes for passenger cars.  The EU CO2 requirements are likely to trigger further measures.

Other National Requirements.  Some Asian countries (such as China, Japan, South Korea, and Taiwan) also have adopted fuel efficiency targets.  For example, Japan has fuel efficiency targets for 2015 which are even more stringent than the 2010 targets, with incentives for early adoption.  China implemented second-stage fuel economy targets from 2008, and is working on the third stage for 2012 phase-in.  All of these fuel efficiency targets will impact the cost of technology of our models in the future.

Following considerable discussion, the Canadian automobile industry signed a Memorandum of Understanding ("MOU") dated April 5, 2005 with the Canadian government in which the industry voluntarily committed to reduce the growth in greenhouse gas emissions from the Canadian vehicle fleet by 5.3 megatons ("Mt") by 2010 (which slightly exceeds the government's 5.2 Mt target under its Kyoto Protocol Climate Change Action Plan).  The Canadian federal government has issued the Motor Vehicle Fuel Consumption Standards Act, which calls for new fuel economy standards beginning with the 2011 model year.  The standards are likely to track the new CAFE standards in the United States, although it is possible that Canada may consider increasing the stringency of the standards based on the fleet mix in Canada.  Several provinces, including British Columbia, Quebec, Manitoba, and Prince Edward Island, have publicly announced their intention to impose greenhouse gas standards at the provincial level, likely modeled after California's AB 1493 standards.  Such regulations are likely to go into effect if California receives a waiver of preemption in the United States.

Chemical Regulation

U.S. Requirements.  Several states are considering moving beyond a substance-by-substance approach to managing substances of concern, and are moving towards adopting green chemistry legislation that give state governments broad regulatory authority to determine, prioritize, and manage toxic substances.  In 2008, California became the first state to enact a broad Green Chemistry Program, which will commence regulations in 2011.  This new law may impose new vehicle end-of-life responsibilities on vehicle manufacturers, and restrict, ban, or require labeling of certain substances.  This broad authority to regulate substances could require changes in product chemistry, and greater complication of fleet mix.

European Requirements.  The European Commission has implemented its regulatory framework for a single system to register, evaluate, and authorize the use of chemicals with a production volume above one ton per year ("REACH").  The rules took effect on June 1, 2007, with a preparatory period through June 1, 2008 followed by a six-month pre-registration phase.  Compliance with the legislation is likely to be administratively burdensome for all entities in the supply chain, and research and development resources may be redirected from "market-driven" to "REACH-driven" activities.  We and our suppliers have pre-registered those chemicals that were identified to fall within this requirement.  The regulation also will accelerate restriction or banning of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.  We are implementing and ensuring compliance within Ford and our suppliers through a common strategy together with the global automotive industry.

Pollution Control Costs

During the period 2009 through 2013, we expect to spend approximately $237 million on our North American and European facilities to comply with stationary source air and water pollution and hazardous waste control standards which are now in effect or are scheduled to come into effect during this period.  Of this total, we currently estimate spending approximately $44 million in 2009 and $48 million in 2010.  These amounts exclude projections for Jaguar Land Rover operations, which were sold as of June 2, 2008.  Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

ITEM 1. Business (continued)

EMPLOYMENT DATA

The approximate number of individuals employed by us and our consolidated entities (including entities we do not control) at December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Automotive
Ford North America	79	94
Ford South America	15	14
Ford Europe	70	68
Volvo	24	26
Ford Asia Pacific Africa	15	17
Jaguar Land Rover*	–	16
Financial Services
Ford Credit	10	11
Total	213	246
__________
*	As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we completed the sale of Jaguar Land Rover operations on June 2, 2008.

The year-over-year decrease in employment levels primarily reflects the sale of Jaguar Land Rover operations during 2008, as well as our implementation of personnel-reduction programs in Ford North America.

Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements.  In the United States, approximately 99% of these unionized hourly employees in our Automotive sector are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW" or "United Auto Workers").  Approximately two percent of our U.S. salaried employees are represented by unions.  Most hourly employees and many non-management salaried employees of our subsidiaries outside of the United States also are represented by unions.

We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW").  Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout the term of the respective agreements, and provide for significant employment security, subject to certain conditions.  As a practical matter, these agreements may restrict our ability to close plants and divest businesses during the terms of the agreements.  Our agreements with the UAW and CAW expire on September 14, 2011.

In 2008, we negotiated new Ford collective bargaining agreements with labor unions in Argentina, Brazil, France, Mexico, New Zealand, Romania, Russia, Taiwan, and Thailand.  We also negotiated a collective bargaining agreement at our Volvo (U.S.) affiliate.  Britain and Germany began negotiations in the fourth quarter of 2008 which are expected to be completed in 2009.

Additionally, in 2009 we are or will be negotiating new collective bargaining agreements with labor unions in Australia, Belgium, Brazil, France, Mexico, New Zealand, Russia, Spain, Taiwan and Thailand.

ITEM 1. Business (continued)

ENGINEERING, RESEARCH AND DEVELOPMENT

We engage in engineering, research and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  We also have staffs of scientists who engage in basic research.  We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, England; Gothenburg, Sweden; and Aachen and Merkenich, Germany.  Most of our engineering, research and development relates to our Automotive sector.  In general, our engineering activities that do not involve basic research or product development, such as manufacturing engineering, are excluded from our engineering, research and development charges discussed below.

During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts:  $7.3 billion (2008), $7.5 billion (2007), and $7.2 billion (2006).  Any customer-sponsored research and development activities that we conduct are not material.

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Continued or worsening financial crisis.  The global economy is currently facing a financial crisis and severe recession, which has led to significant pressure on Ford and the automotive industry generally. As previously disclosed in our business plan submission to Congress in December 2008 (filed as an exhibit to our Current Report on Form 8-K dated December 1, 2008), in this environment a number of scenarios could put severe pressure on our short- and long-term Automotive liquidity, including most importantly:  (i) a significant industry event (such as the uncontrolled bankruptcy of a major competitor or major suppliers) that causes a major disruption to our supply base or dealers, or (ii) economic decline greater than presently forecast that causes industry sales volume to decline to levels significantly below our current planning assumptions (i.e., for 2009, 10.5 million to 12.5 million units in the United States, and 12.5 million to 13.5 million units for the 19 markets we track in Europe (each including heavy and medium trucks)).

In such an event, or in response to other unanticipated circumstances, we could require additional financing.  Because the global capital and credit markets have been severely constrained, we may not be able to obtain such financing other than through government assistance.  Although the U.S. Department of Treasury has outlined an Automotive Industry Financing Program designed to prevent significant disruption of the American auto industry, we may be deemed ineligible for funding under that program or any other government funding program and, even if we did meet eligibility requirements, funding availability may be exhausted by then.  Even if we are able to obtain such financing, the government likely would impose significant restrictions on us that could adversely affect our ability to operate efficiently or effectively.  Inability to obtain additional financing in these circumstances would have a material adverse effect on our financial condition and results of operations.

A prolonged disruption of the debt and securitization markets.  As a result of the global credit crisis, the disruption in the debt and securitization markets that began in August 2007 increased significantly in September 2008 and is continuing.  The government-sponsored programs that are intended to improve conditions in the credit markets (e.g., the Commercial Paper Funding Facility, Ford Credit's participation in which is described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources") may not be successful in the near term.  Moreover, it is possible that the disruption could continue beyond the conclusion of the government-sponsored programs.  The government has announced additional programs, including the Federal Reserve’s Term Asset-Backed Securities Loan Facility, but these facilities have not yet become operational, and may not provide sufficient assistance to fully reopen the securitization markets.  Due to the present global credit crisis and Ford Credit's limited access to public and private securitization markets, we expect the majority of Ford Credit's funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs.  If these programs are not available or workable and the disruption in the debt and securitization markets continues, this would result in Ford Credit further reducing the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.  To the extent Ford Credit's ability to provide wholesale financing to our dealers or retail financing to those dealers' customers is limited, Ford's ability to sell vehicles would be adversely affected.

ITEM 1A. Risk Factors (continued)

Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recession, geo-political events, or other factors.  The global automotive industry is estimated to have shrunk to 68 million units in 2008, a year-over-year decline of about 3.5 million units.  In particular, industry sales volume in the United States and in the 19 European markets that we track declined suddenly and substantially in 2008 and continued at historically low levels into 2009.  For full-year 2008, industry demand for cars and trucks in the United States fell to 13.5 million units, compared with 16.5 million units in 2007, and in the 19 European markets we track fell to 16.6 million units, compared with 18.1 million units in 2007.  These declines occurred primarily in the second half of 2008, with a seasonally adjusted annual selling rate in the fourth quarter of 2008 of 10.7 million units and 14.8 million units in the United States and Europe, respectively.  The decline in sales volume in the United States during 2008 was the biggest year-over-year decline since the 1980 recession.  These sudden and substantial declines in sales volumes have contributed to unprecedented Automotive gross cash outflow ($21.2 billion) and total Company net loss ($14.7 billion) in 2008.

As discussed under the captions "Overview" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," we forecast year-over-year industry sales volume declines in many markets around the world during 2009 as a result of the ongoing global economic recession.  Because we, like other manufacturers, have a high proportion of fixed costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and overall profitability.  If industry vehicle sales were to decline significantly from our current assumptions, particularly in the United States and Europe, our financial condition and results of operations would be substantially adversely affected.  For additional discussion of economic trends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview."

Decline in market share.  Our overall market share in the United States has declined in recent years, from 18% in 2004 to 14.2% in 2008.  Market share declines and resulting volume reductions in any of our major markets could have an adverse impact on our financial condition and results of operations.  Although we are attempting to stabilize our market share and reduce our capacity over time through the restructuring actions described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview," we cannot be certain that we will be successful.  Additional decline in market share could have a substantial adverse effect on our financial condition and results of operations.

Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors.  The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand.  According to CSM Worldwide's January 2009 report, the global automotive industry is estimated to have had excess capacity of 24 million units in 2008.  Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share.  These marketing incentives have included a combination of subsidized financing or leasing programs, price rebates, and other incentives.  As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives or other cost increases or the impact of adverse currency fluctuations in either the U.S. or European markets.  While we, General Motors and Chrysler each have announced plans to reduce capacity significantly, successful reductions will require the cooperation of organized labor, will take several years to complete, and only partially address the industry's overcapacity problems, particularly as industry sales volume decreased dramatically in the final months of 2008.  A continuation or increase in these trends likely would have a substantial adverse effect on our financial condition and results of operations.

A further increase in or acceleration of market shift away from sales of trucks, SUVs, or other more profitable vehicles, particularly in the United States.  Trucks and SUVs historically have represented some of our most profitable vehicle segments, and the segments in which we have had our highest market share.  In recent years, the general shift in consumer preferences away from medium- and large-sized SUVs and trucks has adversely affected our overall market share and profitability.  A continuation or acceleration of this general shift in consumer preferences away from SUVs and trucks, or a similar shift in consumer preferences away from other more profitable vehicle sales, whether because of fuel prices, declines in the construction industry, governmental actions or incentives, or other reasons, could have a substantial adverse effect on our financial condition and results of operations.

A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability.  A return to elevated gas prices, as well as the potential for volatility in gas prices or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more profitable large and luxury car and truck models, and could increase demand for relatively less profitable small cars and trucks.  Continuation or acceleration of such a trend could have a substantial adverse effect on our financial condition and results of operations.

ITEM 1A. Risk Factors (continued)

Lower-than-anticipated market acceptance of new or existing products.  Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside of our control affect the success of new or existing products in the marketplace.  Offering highly desirable vehicles can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks.  For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates.  As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates.  These risks affect our Automotive and Financial Services sectors.  We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our business.  Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged.  In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable.  Further, the global credit crisis and deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage risks.  As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices or interest rates could have a substantial adverse effect on our financial condition and results of operations.  For additional discussion of currency,  commodity price and interest rate risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor.  We and certain of our competitors have substantial "legacy" costs (principally related to employee benefits), as well as a substantial amount of debt, that put each of us at a competitive disadvantage to other competitors manufacturing in the United States.  The bankruptcy, insolvency, or government-funded restructuring of such a competitor could result in that competitor gaining a significant cost or pricing advantage (by eliminating or reducing contractual obligations to unions or other parties), thereby leaving us at a competitive disadvantage, which could have a substantial adverse effect on our financial condition and results of operations.  Similarly, we could be adversely affected if one of our competitors were acquired by, or entered into an alliance with, a stronger competitor.

In particular, two of our competitors with substantial legacy costs and debt, General Motors and Chrysler, currently are engaged in discussions concerning U.S. government-funded restructurings that, if successful, would reduce their legacy costs, align their employee benefit costs with those of other competitors, and substantially reduce their debt.  For example, the government proposal for restructuring would require that a significant portion of our competitors’ debt and post-retirement benefit obligations be converted into equity.  While we do not anticipate entering into a government-funded restructuring, we are pursuing similar restructuring actions to remain competitive.  We cannot guarantee that we will be successful in achieving these actions and, even if we were successful, the results could be dilutive to our shareholders.

Restriction on Use of Tax Attributes from Tax Law "Ownership Change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, such as net operating losses and tax credits.  An ownership change occurs if 5% shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period.  As discussed above, we are pursuing further restructuring actions to remain competitive with General Motors and Chrysler, which are undergoing U.S. government-funded restructurings that, if successful, would reduce their legacy costs, align their employee benefit costs with those of other competitors, and substantially reduce their debt.  New shares of stock that we issue in connection with any restructuring actions we might take, could contribute to such an ownership change under U.S. tax law.  Moreover, not every event that could contribute to such an ownership change is within our control.  If a tax law ownership change were to occur, we would be at risk of having to pay cash taxes notwithstanding the existence of sizeable tax attributes.  For discussion of our financial statement treatment of deferred tax assets, including deferred tax assets related to these tax attributes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and Note 19 of the Notes to the Financial Statements.

ITEM 1A. Risk Factors (continued)

Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production disruptions.  Our industry is highly interdependent, with broad overlap of supplier and dealer networks among manufacturers, such that the uncontrolled bankruptcy or insolvency of a major competitor or major suppliers could threaten our supplier or dealer network and thus pose a threat to us as well.

Even in the absence of such an event, our supply base has experienced increased economic distress due to the sudden and substantial drop in industry sales volumes affecting all manufacturers.  Dramatically lower industry sales volume has made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit markets.

These factors have increased pressure on the supply base, and, as a result, suppliers not only have been less willing to reduce prices, but some have requested direct or indirect price increases, as well as new and shorter payment terms.  Suppliers also are exiting certain lines of business or closing facilities, which results in additional costs associated with transitioning to new suppliers and which may cause supply disruptions that could interfere with our production during any such transitional period.  In addition, in the past we have taken and may continue to take actions to provide financial assistance to certain suppliers to ensure an uninterrupted supply of materials and components.  For example, in 2005 we reacquired from Visteon 23 facilities in order to protect our supply of components.  In connection with this transaction, we forgave $1.1 billion of Visteon's liability to us for employee-related costs, and incurred a pre-tax loss of $468 million.

Single-source supply of components or materials.  Many components used in our vehicles are available only from a single supplier and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and new contractual commitments that may be required by another supplier in order to provide the components or materials.  In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Labor or other constraints on our ability to restructure our business.  Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  We negotiated a new agreement with the UAW in 2007 and with the CAW in 2008, each of which expires in September 2011.  These agreements provide for guaranteed wage and benefit levels throughout their terms and significant employment security, subject to certain conditions.  As a practical matter, these agreements restrict our ability to close plants and divest businesses during the terms of the agreements.  These and other provisions within the UAW and CAW agreements may impede our ability to restructure our business successfully to compete more effectively in today's global marketplace.

Work stoppages at Ford or supplier facilities or other interruptions of supplies.  A work stoppage could occur at Ford or supplier facilities, as a result of disputes under existing collective bargaining agreements with labor unions, in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons.  For example, many suppliers are experiencing financial distress due to decreasing production volume and increasing prices for raw materials, jeopardizing their ability to produce parts for us.  A work stoppage related to collective bargaining agreements or other reasons, at Ford or its suppliers, or an interruption or shortage of supplies for any other reason (including but not limited to financial distress, natural disaster, or production difficulties affecting a supplier) could substantially adversely affect our financial condition and results of operations.

Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition.  We have two principal qualified defined benefit retirement plans in the United States.  The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits for retired employees, primarily health care and life insurance benefits.  See Note 23 of the Notes to the Financial Statements for more information about these plans, including funded status.  These benefit plans impose significant liabilities on us which are not fully funded and will require additional cash contributions by us, which could impair our liquidity.

ITEM 1A. Risk Factors (continued)

Our U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 ("ERISA").  Under Title IV of ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan.  One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC.  Although we believe that it is not likely that the PBGC would terminate any of our plans, in the event that our U.S. pension plans were terminated at a time when the liabilities of the plans exceeded the assets of the plans, we would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

If our cash flows and capital resources were insufficient to fund our pension or postretirement health care and life insurance obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.  In addition, if our operating results and available cash were insufficient to meet our pension or postretirement health care and life insurance obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our pension or postretirement health care and life insurance obligations.  We might not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds might not be adequate to meet any pension and postretirement health care or life insurance obligations then due.

Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations.  We received the necessary approvals in the third quarter of 2008 to begin implementing our Retiree Health Care Settlement Agreement (“Settlement”) to fund and discharge our obligations related to UAW hourly retiree health care through a new, external Voluntary Employee Benefit Association Trust ("VEBA").  See Note 23 of the Notes to the Financial Statements for additional discussion of the Settlement.

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview," we have reached a tentative agreement with the UAW allowing us, at our option, to convert a portion of our obligations to the VEBA from a cash obligation to an equity obligation.  This tentative agreement is subject to various conditions, including ratification by active Ford UAW-represented hourly employees, court approval of the modification to the Settlement, approval by the U.S. Securities and Exchange Commission of accounting treatment acceptable to us, and receipt of a prohibited transaction exemption from the U.S. Department of Labor.  A significant delay or a materially adverse result relating to any of these conditions that results in our inability to implement, or a delay in implementation of, the modification to the Settlement or the Settlement itself would adversely impact our financial condition and results of operations.

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns).  The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present values of projected future payments to all participants.  We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates).  To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations.  For additional discussion of our assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and Note 23 of the Notes to Financial Statements.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs.  Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards.  Government safety standards also require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard.  Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied.  The costs associated with any protracted delay in new model launches necessary to remedy such defect, or the cost of recall campaigns to remedy such defects in vehicles that have been sold, could be substantial.

Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions.  The worldwide automotive industry is governed by a substantial number of governmental regulations, which often differ by state, region, and country.  In the United States, for example, governmental regulation has arisen primarily out of concern for the environment, greater vehicle safety, and a desire for improved fuel economy.  For discussion of the impact of such standards on our global business, see "Item 1. Governmental Standards."  As a result of the change in Administration and increased public focus on climate change, U.S. government regulation has increased recently and this trend may continue.  In its early days, for example, the Obama Administration announced that it would revisit the decision of the Environmental Protection Agency to deny a waiver that is necessary to permit California and other states to regulate fuel economy through greenhouse gas regulations.  If those states are permitted to impose such regulations, we would see a dramatic increase in the costs and complexity of our business over time and a decrease in our ability to sell certain vehicles, particularly highly profitable trucks and SUVs, in many jurisdictions, all of which would have an adverse affect on our financial condition and results of operations.  In addition, many governments also regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing their balance of payments.  The cost of complying with these requirements can be substantial, and the requirements could have a substantial adverse impact on our financial condition and results of operations.

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

Adverse effects on our results from a decrease in or cessation of government incentives.  We receive economic benefits from national, state, and local governments related to investments we make.  These benefits generally take the form of tax incentives, property tax abatements, infrastructure development, subsidized training programs, and/or other operational grants and incentives, and the amounts may be significant.  A decrease in, expiration without renewal of, or other cessation of such benefits could have a substantial adverse impact on our financial condition and results of operations, as well as our ability to fund new investments.

Adverse effects on our operations resulting from certain geo-political or other events. We conduct a significant portion of our business in countries outside of the United States, and are pursuing growth opportunities in a number of emerging markets.  These activities expose us to, among other things, risks associated with geo-political events, such as:  governmental takeover (i.e., nationalization) of our manufacturing facilities; disruption of operations in a particular country as a result of political or economic instability, outbreak of war or expansion of hostilities; or acts of terrorism.  Such events could have a substantial adverse effect on our financial condition and results of operations.

Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business, or refinance our debt. During the past year we experienced substantial negative operating-related cash flows, and we expect that trend to continue, at a reduced rate, for the near-term.  As a result of the global financial crisis, we may not be able to obtain future liquidity in amounts sufficient to enable us to pay our indebtedness and to fund our other liquidity needs.  In addition, if we are unable to meet certain covenants of our $11.5 billion secured credit facility established in December 2006 (e.g., if the borrowing base value of assets pledged does not exceed outstanding borrowings), we may be required to repay borrowings under the facility prior to their maturity in December 2011 (for revolver borrowings) and December 2013 (for term loan borrowings).

ITEM 1A. Risk Factors (continued)

If our cash flow is worse than expected due to worsening of the economic recession, work stoppages, supply base disruptions, increased pension contributions, or other reasons, or if we are unable to find additional liquidity sources for these purposes, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, reduce or delay capital investments, or seek to raise additional capital.  We may not be able to implement one or more of these alternatives on terms acceptable to us, or at all.  The terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.  Should our cash flow be worse than anticipated or we fail to achieve any of these alternatives, this could materially adversely affect our ability to repay our indebtedness and otherwise have a substantial adverse effect on our financial condition and results of operations.  For further information on our liquidity and capital resources, including our secured credit agreement, see the discussion under the captions "Liquidity and Capital Resources" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 16 of the Notes to the Financial Statements.

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

Failure of financial institutions to fulfill commitments under committed credit facilities.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," when we borrowed the full amount available under our $11.5 billion revolving credit facility in February 2009, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI") was not fully funded as a result of LCPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2008.  To the extent we repay amounts under our revolving credit facility, we can re-borrow those amounts.  If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition.

Ford Credit's need for substantial liquidity to finance its business.  Ford Credit requires substantial liquidity to finance its operations on a profitable basis.  If Ford Credit is unable to obtain such liquidity, it would need to curtail its operations, which include providing credit to our dealers and to retail customers to purchase our cars.  This would adversely affect our automotive operations.  As a result of the financial crisis and the global recession, which has reduced automotive sales, Ford Credit’s access to liquidity has become more constrained.  Ford Credit is taking a number of steps, as outlined below, to ensure continued access to liquidity but these steps involve a number of risks.

Inability of Ford Credit to obtain an industrial bank charter or otherwise obtain competitive funding.  Ford Credit is pursuing an industrial bank charter from the State of Utah.  Such a charter requires approval from the Federal Deposit Insurance Corporation (“FDIC”) to obtain federal deposit insurance, and we cannot assure that Ford Credit will obtain such approval.  Other institutions that provide automotive financing have access to relatively low-cost FDIC-insured funding.  Access by these competitors to FDIC-insured or other government funding programs that are not available to Ford Credit could adversely affect Ford Credit's ability to support the sale of Ford vehicles at competitive rates.  This in turn would adversely affect the marketability of Ford vehicles in comparison to certain competitive brands.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption, or other factors.  The lower credit ratings assigned to Ford Credit, as well as the continued financial crisis, have increased its unsecured borrowing costs and have caused its access to the unsecured debt markets to be more restricted.  In response, Ford Credit has increased its use of securitization and other sources of liquidity.  Ford Credit’s ability to obtain funding under its committed asset-backed liquidity programs and certain other asset-backed securitizations is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit’s ability to obtain appropriate credit ratings and derivatives to manage the interest rate risk.  Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may need to reduce the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

ITEM 1A. Risk Factors (continued)

Higher-than-expected credit losses.  Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms.  Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit's business.  The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations.  For additional discussion regarding credit losses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles.  No single company is a dominant force in the automotive finance industry.  Most of Ford Credit's bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources.  This process has resulted in greater competition based on financing rates.  In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.  Competition from such competitors with lower borrowing costs may increase, which could adversely affect Ford Credit's profitability and the volume of its business.

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

Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles.  Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes of the vehicles it leases.  Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction.  Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and the quality or perceived quality, safety, or reliability of the vehicles.  Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions.  All of these factors, alone or in combination, have the potential to adversely affect Ford Credit's profitability.

For example, in the second quarter of 2008, higher fuel prices and the weak economic environment in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences caused a significant reduction in auction values.  This in turn resulted in Ford Credit recording a pre-tax impairment charge of $2.1 billion, representing the amount by which the carrying value of certain vehicle lines in its lease portfolio exceeded their fair value.  For additional discussion of residual values, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.  As a finance company, Ford Credit is highly regulated by governmental authorities in the locations where it operates.  In the United States, its operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.  In some countries outside the United States, Ford Credit's subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves.  In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses.  Efforts to comply with these laws and regulations impose significant costs on Ford Credit, and affect the conduct of its business.  Additional regulation could add significant cost or operational constraints that might impair its profitability.

ITEM 1A. Risk Factors (continued)

Inability to implement our plans to further reduce structural costs and increase liquidity.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview," we are taking a number of additional actions in executing the four priorities of our plan in order to address the impact of current economic conditions, including the deteriorating credit market and automotive sales.  To the extent that we are unable to implement these additional actions or implement other alternative actions our financial condition and results of operations would be substantially adversely affected.

ITEM 1B.  Unresolved Staff Comments

None to report.

ITEM 2. Properties

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and engineering centers.

We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness or other obligations.  Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants.  Most of our distribution centers are leased (we own approximately 44% of the total square footage).  A substantial amount of our warehousing is provided by third-party providers under service contracts.  Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below.  All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space.  Substantially all of our sales offices are leased space.  Approximately 97% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments are shown in the table below:

Segment	Plants		Distribution Centers/Warehouses	Engineering, Research/Development	Sales Offices
Ford North America	41	*	32	31	55
Ford South America	7		1	–	8
Ford Europe	19		9	6	14
Volvo	9		9	2	8
Ford Asia Pacific Africa	12		6	2	19
Total	88		57	41	104
__________
*
We have announced plans to close a number of North American facilities as part of our restructuring actions; facilities that have been closed to date are not included in the table.  For further discussion of our restructuring, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview."  The table includes six facilities operated by Automotive Components Holdings, LLC ("ACH"), which is controlled by us.  We had been working to sell or close the majority of the 15 ACH component manufacturing plants by year-end 2008.  To date, we have sold five ACH plants and closed another four.  We plan to close a fifth during 2009, and a sixth in 2011.  We are exploring our options for the remaining ACH plants (Milan, Sheldon Road, Saline and Sandusky), and intend to transition these businesses to the supply base as soon as practicable.

ITEM 2. Properties (continued)

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector.  Following are the significant consolidated joint ventures and the number of plants they own:

•
AutoAlliance International, Inc. ("AAI") — a 50/50 joint venture with Mazda (of which we own approximately 13.78%), which operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan.  AAI currently produces the Mazda6 and Ford Mustang models.  Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•
Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") — a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is our single-source supplier of the Ford Transit Connect vehicle and our sole distributor of Ford vehicles in Turkey.  In addition, Ford Otosan makes the Ford Transit series and the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license.  This joint venture owns and operates two plants, a parts distribution depot, and a newly opened Product Development Center in Turkey.

•
Getrag Ford Transmissions GmbH ("Getrag Ford") — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations, including plants, from Halewood, England; Cologne, Germany; and Bordeaux, France.  In 2004, Volvo Car Corporation ("Volvo Cars") transferred its manual transmission business from its Köping, Sweden plant to Getrag Ford.  In 2008, we added the Kechnec plant in Slovakia.  Getrag Ford produces manual transmissions for Ford Europe and Volvo.  We currently supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture.  Our employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture.  In the event of surplus labor at the joint venture, our employees assigned to Getrag Ford may return to Ford.  Employees hired in the future to work in these operations will be employed directly by Getrag Ford.  Getrag Ford reimburses us for the full cost of the hourly and salaried labor we supply.  This joint venture now operates four plants.

•
Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH (60% partner) and Volvo Cars (40% partner).  In January 2004, Volvo Cars transferred to this joint venture its All Wheel Drive business and its plant in Koping, Sweden.  The joint venture produces all-wheel drive components.  As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford.  The hourly and salaried employees at the plant have become employees of the joint venture.

•
Tekfor Cologne GmbH ("Tekfor") — a 50/50 joint venture of Ford-Werke GmbH ("Ford-Werke") and Neumayer Tekfor GmbH, a German company, to which joint venture Ford-Werke transferred the operations of the Ford forge in Cologne.  The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  Those Ford employees who worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to Tekfor by us and remain our employees.  In the event of surplus labor at the joint venture, Ford employees assigned to Tekfor may return to Ford.  New workers at the joint venture will be hired as employees of the joint venture.  Tekfor reimburses us for the full cost of our employees assigned to the joint venture.  This joint venture operates one plant.

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

•
Ford Lio Ho Motor Company Ltd. ("FLH") — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda. In addition to domestic assembly, FLH also has local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from Europe and the United States.  This joint venture operates one plant.

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

•
Blue Diamond Truck, S. de R.L. de C.V. ("Blue Diamond Truck") — a joint venture between Ford (49% partner) and Navistar International Corporation (formerly known as International Truck and Engine Corporation) (51% partner) ("Navistar").  Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution.  Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in the United States and Canada; Navistar medium-duty commercial trucks that are sold in Mexico; and a low-cab-forward, light-/medium-duty commercial truck for each of Ford and Navistar.  By agreement of the parties in January 2009, the joint venture will continue and, among other things, over the next several months, Navistar will acquire additional equity in the joint venture such that Navistar's percentage interest in the joint venture will be 75% and Ford's interest will be 25%.

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

•
Changan Ford Mazda Automobile Corporation, Ltd. ("CFMA") — a joint venture among Ford (35% partner), Mazda (15% partner), and the Chongqing Changan Automobile Co., Ltd. ("Changan") (50% partner).  Through its facility in the Chinese cities of Chongqing and Nanjing, CFMA produces and distributes in China the Ford Mondeo, Focus, S-max and Fiesta, the Mazda2, the Mazda3 and the Volvo S40.

•
Changan Ford Mazda Engine Company, Ltd. ("CFME") — a joint venture among Ford (25% partner), Mazda (25% partner), and the Chongqing Changan Automobile Co., Ltd (50% partner).  CFME is located in the City of Nanjing, and produces the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded vehicles manufactured in China.

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

ITEM 3. Legal Proceedings

Various legal actions, governmental investigations, proceedings, and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of:  alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder and investor matters; and financial reporting matters.  Some of the pending legal actions are, or purport to be, class actions, and some involve claims for compensatory, punitive, or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief that, if granted, would require very large expenditures.  We regularly evaluate the expected outcome of product liability litigation and other legal proceedings.  We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends.  We also have accrued expenses for other legal proceedings where losses are deemed probable and reasonably estimable.  These accruals are reflected in our financial statements.

Following is a discussion of our significant pending legal proceedings:

ASBESTOS MATTERS

Asbestos was used in brakes, clutches, and other automotive components from the early 1900s.  Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, are a defendant in various actions for injuries claimed to have resulted from alleged exposure to Ford parts and other products containing asbestos.  Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet.  We believe that we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy.

Most of the asbestos litigation we face involves individuals who worked on the brakes of our vehicles over the years.  We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

The extent of our financial exposure to asbestos litigation remains very difficult to estimate.  The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum.  The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred.  Many of these cases also involve multiple plaintiffs, and we are often unable to tell from the pleadings which of the plaintiffs are making claims against us (as opposed to other defendants).  Annual payout and defense costs may become substantial in the future.

ENVIRONMENTAL MATTERS

General.  We have received notices under various federal and state environmental laws that we (along with others) are or may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling, or disposal sites in many states and, in some instances, for natural resource damages.  We also may have been a generator of hazardous substances at a number of other sites.  The amount of any such costs or damages for which we may be held responsible could be significant.  The contingent losses that we expect to incur in connection with many of these sites have been accrued and those accruals are reflected in our financial statements.  For many sites, however, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).  As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be significant.

ITEM 3. Legal Proceedings (continued)

Edison Assembly Plant Concrete Disposal.  During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab.  The concrete was crushed and reused by several developers as fill material at ten different off-site locations.  The New Jersey Department of Environmental Protection ("DEP") asserts that some of these locations may not have been authorized to receive the waste.  In March 2006, the DEP ordered Ford, its supplier MIG-Alberici, Inc., and the developer Edgewood Properties, Inc., to investigate, and, if appropriate, remove contaminated materials.  Ford has substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns.  Pursuant to the Administrative Consent Order, in January 2008 we paid approximately $460,000 for oversight costs, penalties, and environmental education projects, and donated emissions reduction credits to the State of New Jersey.  After receiving our payment, the DEP determined that the Consent Order could not be finalized unless it first was submitted for public comment.  It provided public notice regarding the settlement in April 2008.  We expect that after completing its review of the comments, the DEP will finalize the Consent Order without any material changes.  As previously reported, the New Jersey Attorney General's office also issued a grand jury subpoena and civil information request in March 2006.  We are fully cooperating with the Attorney General's office to resolve this matter.

California Environmental Action.  In September 2006, the California Attorney General filed a complaint in the U.S. District Court for the Northern District of California against Ford, General Motors, Toyota, Honda, Chrysler and Nissan, seeking monetary damages on a joint and several basis for economic and environmental harm to California caused by global warming.  The complaint alleged that cars and trucks sold in the United States constitute an environmental public nuisance under federal and California state common law.  In September 2007, the U.S. District Court for the Northern District of California dismissed the case, ruling that the federal claims constituted nonjusticiable political questions.  The Court did not address the state claims, and indicated that California could refile those claims in state court if desired.  The California Attorney General has appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

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

TAX MATTERS

Government Transfer Pricing Dispute.  As discussed in Note 19 of the Notes to the Financial Statements, the U.S. and Canadian governments will continue to have discussions in coming months to resolve issues involving transfer pricing.  While these discussions are pending, we could receive audit adjustments from Canada that we would have to pay, either in cash or with collateral acceptable to the government.  Any cash payments, which could be significant, would defease any tax liability ultimately determined.

ITEM 3. Legal Proceedings (continued)

OTHER MATTERS

ERISA Fiduciary Litigation.  A purported class action lawsuit is pending in the U.S. District Court for the Eastern District of Michigan naming as defendants Ford Motor Company and several of our current or former employees and officers (Nowak, et al. v. Ford Motor Company, et al., along with three consolidated cases).  The lawsuit alleges that the defendants violated the Employee Retirement Income Security Act (“ERISA”) by failing to prudently and loyally manage funds held in employee savings plans sponsored by Ford.  Specifically, the plaintiffs allege (among other claims) that the defendants violated fiduciary duties owed to plan participants by continuing to offer Ford Common Stock as an investment option in the savings plans.  In December 2008, the Court denied Ford's motion to dismiss on the pleadings.

SEC Pension and Post-Employment Benefit Accounting Inquiry.  On October 14, 2004, the Division of Enforcement of the Securities and Exchange Commission ("SEC") notified us that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits.  We were one of several companies to receive requests for information as part of this inquiry.  We completed submission of all information requested to date as of April 2007.

Diesel Engine Litigation.  In 2007, we filed suit against Navistar International Corporation, formerly known as International Truck and Engine Corporation ("Navistar"), the supplier of diesel engines for our F-Series Super Duty and Econoline vehicles.  Navistar countersued, and also initiated its own lawsuit.  In January 2009, we reached agreement with Navistar to restructure our ongoing business relationship, and to settle all existing litigation between the companies.  As part of the agreement, we made a cash payment to Navistar; Navistar will increase its equity ownership in our Blue Diamond Truck and Blue Diamond Parts joint ventures that will supply Ford with new medium-duty trucks and components; and the parties agreed to terminate effective December 31, 2009 their diesel engine supply agreement originally scheduled to expire in 2012, under which Navistar was required to be Ford's sole, exclusive source of diesel truck engines in North America.

Apartheid Litigation. Along with other prominent multinational companies, we are defendants in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa's apartheid regime.  The lawsuits allege that, by doing business in South Africa, the defendant companies “aided and abetted” the apartheid regime and its human rights violations.  These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated "multidistrict litigation" in the U.S. District Court for the Southern District of New York.  The District Court dismissed these cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings.  Amended complaints were filed during 2008.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not required.

ITEM 4A. Executive Officers of Ford

Our executive officers and their positions and ages at February 1, 2009 are as follows:

Name	Position	Present Position Held Since	Age

William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	51

Alan Mulally (b)	President and Chief Executive Officer	September 2006	63

Michael E. Bannister	Executive Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Company	October 2007	59

Lewis W. K. Booth	Executive Vice President and Chief Financial Officer	November 2008	60

Mark Fields	Executive Vice President – President, The Americas	October 2005	48

John Fleming	Executive Vice President – Chairman, Ford Europe and Volvo	November 2008	58

John G. Parker	Executive Vice President – Asia Pacific Africa	September 2006	61

Tony Brown	Group Vice President – Purchasing	April 2008	52

Mei-Wei Cheng	Group Vice President – Executive Chairman, Ford Motor Company China	April 2008	58

Sue Cischke	Group Vice President – Sustainability, Environment and Safety Engineering	April 2008	54

James D. Farley	Group Vice President – Sales, Marketing and Communications	November 2007	46

Felicia Fields	Group Vice President – Human Resources and Corporate Services	April 2008	43

Bennie Fowler	Group Vice President – Quality	April 2008	52

Joseph R. Hinrichs	Group Vice President – Manufacturing	January 2008	42

Derrick M. Kuzak	Group Vice President – Product Development	December 2006	57

David G. Leitch	Group Vice President and General Counsel	April 2005	48

J C. Mays	Group Vice President – Design and Chief Creative Officer	August 2003	54

Ziad S. Ojakli	Group Vice President – Government and Community Relations	January 2004	41

Nick Smither	Group Vice President – Information Technology	April 2008	50

Peter J. Daniel	Senior Vice President and Controller	September 2006	61
__________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

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

▪
Mr. Leitch served as the Deputy Assistant and Deputy Counsel to President George W. Bush from December 2002 to March 2005.  From June 2001 until December 2002, he served as Chief Counsel for the Federal Aviation Administration, overseeing a staff of 290 in Washington and the agency's 11 regional offices.  Prior to June 2001, Mr. Leitch was a partner at Hogan & Hartson LLP in Washington D.C., where his practice focused on appellate litigation in state and federal court.

Under our By-Laws, the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose.  Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.

PART II

ITEM 5. Market for Ford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange in the United States and on certain stock exchanges in Belgium, France, Switzerland, and the United Kingdom.

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2007 and 2008:

	2007				2008
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$8.97	$9.70	$9.64	$9.24	$6.94	$8.79	$6.33	$5.47
Low	7.43	7.67	7.49	6.65	4.95	4.46	4.17	1.01
Dividends per share of Ford Common and Class B Stock (b)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
__________
(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

(b)
On December 15, 2006, we entered into a secured credit facility which contains a covenant prohibiting us from paying dividends (other than dividends payable solely in stock) on our Common and Class B Stock, subject to certain limited exceptions.  As a result, it is unlikely that we will pay any dividends in the foreseeable future.  See Note 16 of the Notes to the Financial Statements for more information regarding the secured credit facility and related covenants.

As of February 13, 2009, stockholders of record of Ford included 164,005 holders of Common Stock (which number does not include 290 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 93 holders of Class B Stock.

During the fourth quarter of 2008, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs**
Oct. 1, 2008 through Oct. 31, 2008	98,811	$2.19	–	–
Nov. 1, 2008 through Nov. 30, 2008	9,165	1.80	–	–
Dec. 1, 2008 through Dec. 31, 2008	8,807	2.41	–	–
Total/Average	116,783	2.18	–	–
__________
*
The shares purchased were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to:  (i) the lapse of restrictions on restricted stock; (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents; or (iii) payment of the exercise price and related income taxes with respect to certain exercises of stock options.

**	No publicly announced repurchase program in place.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except per share amounts).

	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$146,277	$172,455	$160,065	$176,835	$172,255

Income/(Loss) before income taxes	$(14,404)	$(3,746)	$(15,074)	$1,054	$4,087
Provision for/(Benefit from) income taxes	63	(1,294)	(2,655)	(855)	634
Minority interests in net income/(loss) of subsidiaries	214	312	210	280	282
Income/(Loss) from continuing operations	(14,681)	(2,764)	(12,629)	1,629	3,171
Income/(Loss) from discontinued operations	9	41	16	62	(133)
Cumulative effects of change in accounting principle	—	—	—	(251)	—
Net income/(loss)	$(14,672)	$(2,723)	$(12,613)	$1,440	$3,038

Automotive Sector
Sales	$129,166	$154,379	$143,249	$153,413	$147,058
Operating income/(loss)	(9,293)	(4,268)	(17,944)	(4,211)	(221)
Income/(Loss) before income taxes	(11,823)	(4,970)	(17,040)	(3,899)	(200)

Financial Services Sector
Revenues	$17,111	$18,076	$16,816	$23,422	$25,197
Income/(Loss) before income taxes	(2,581)	1,224	1,966	4,953	4,287

Total Company Data Per Share of Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)	$0.88	$1.74
Income/(Loss) from discontinued operations	—	0.02	0.01	0.04	(0.08)
Cumulative effects of change in accounting principle	—	—	—	(0.14)	—
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)	$0.78	$1.66
Diluted:
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)	$0.86	$1.59
Income/(Loss) from discontinued operations	—	0.02	0.01	0.03	(0.07)
Cumulative effects of change in accounting principle	—	—	—	(0.12)	—
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)	$0.77	$1.52
Cash dividends	$—	$—	$0.25	$0.40	$0.40

Common Stock price range (NYSE Composite Interday)
High	$8.79	$9.70	$9.48	$14.75	$17.34
Low	1.01	6.65	6.06	7.57	12.61
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	2,273	1,979	1,879	1,846	1,830

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$73,845	$118,489	$122,634	$113,825	$113,251
Financial Services sector	151,667	169,261	169,691	162,194	189,188
Intersector elimination	(2,535)	(2,023)	(1,467)	(83)	(2,753)
Total assets	$222,977	$285,727	$290,858	$275,936	$299,686

Total Debt
Automotive sector	$25,846	$26,954	$29,796	$17,849	$18,220
Financial Services sector	128,842	141,833	142,036	135,400	144,198
Intersector elimination *	(492)	—	—	—	—
Total debt	$154,196	$168,787	$171,832	$153,249	$162,418

Stockholders' Equity	$(17,311)	$5,628	$(3,465)	$13,442	$17,437
__________
*  Debt related to Ford's acquisition of Ford Credit debt securities.  See Note 1 of the Notes to the Financial Statements for additional detail.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Generation of Revenue, Income and Cash

Our Automotive sector's revenue, income, and cash are generated primarily from sales of vehicles to our dealers and distributors (i.e., our customers).  Vehicles we produce generally are subject to firm orders from our customers and are deemed sold (with the proceeds from such sale recognized in revenue) after they are produced and shipped or delivered to our customers.  This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option or vehicles produced for use in our own fleet (including management evaluation vehicles).  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease.  When we sell the returned vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value.  In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.  Therefore, except for the impact of the daily rental units sold subject to a guaranteed repurchase option, those units placed into our own fleet, and those units for which recognition of revenue is otherwise deferred, wholesale volumes to our customers and revenue from such sales are closely linked with our production.

Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit.  Upon Ford Credit originating the wholesale receivable related to a dealer's purchase of a vehicle, Ford Credit pays cash to the relevant legal entity in our Automotive sector in payment of the dealer's obligation for the purchase price of the vehicle.  The dealer then pays the wholesale finance receivable to Ford Credit when it sells the vehicle to a retail customer.

Our Financial Services sector's revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method.  Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease.  Income is generated to the extent revenues exceed expenses, most of which are interest, depreciation, and operating expenses.

Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business.  For example, Ford Credit receives interest supplements and other support cost payments from the Automotive sector in connection with special-rate vehicle financing and leasing programs that we sponsor.  Ford Credit records these payments as revenue, and, for contracts purchased prior to 2008, our Automotive sector made the related cash payments, over the expected life of the related finance receivable or operating lease.  Effective January 1, 2008, to reduce ongoing Automotive obligations to Ford Credit and to be consistent with general industry practice, we began paying interest supplements and residual value support to Ford Credit on an upfront, lump-sum basis at the time Ford Credit purchases eligible contracts from dealers.  See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors.  The Automotive sector records the estimated costs of marketing incentives, including dealer and retail customer cash payments (e.g., rebates) and costs of special-rate financing and leasing programs, as a reduction to revenue.  These reductions to revenue are accrued at the later of the date the related vehicle sales to the dealer are recorded or at the date the incentive program is both approved and communicated.

Key Economic Factors and Trends Affecting the Automotive Industry

Global Economic and Financial Market Crisis.  The global economy has entered a period of very weak economic growth, led by the recession in the United States and followed by declines in other major markets around the world.  The financial market crisis set off a series of events that generated conditions more severe than those experienced in several decades.  The characteristics of the financial crisis are unique, in part due to the complex structure of housing-related securities that were at the epicenter of the financial market turmoil.  A steep housing correction, especially in the U.S. and U.K. markets, along with downward valuations of mortgage-backed and related securities, combined to foster a crisis in confidence.  Although several other factors contributed to current economic and financial conditions, the influence of these financial developments was very prominent.  The interrelationships among financial markets worldwide ultimately resulted in a synchronous global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The economic outlook is negative, with a range of possible outcomes due to the uncertain financial market environment and ongoing policy responses.  In 2009, global industry sales volume is projected to weaken, with a full-year decline in the range of 15% from 2008 levels.  Consumer and business spending has been severely constrained by credit conditions and economic weakness.  The effectiveness of prior and prospective policy actions to confront the crisis is not clearly apparent at this juncture; hence, the current outlook is particularly uncertain.

Excess Capacity.  According to CSM Worldwide, an automotive research firm, in 2008 the estimated automotive industry global production capacity for light vehicles (about 90 million units) exceeded global production by about 24 million units.  In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 44% and 23%, respectively, with North America in particular driven up from recent rates of around 20% due to the industry conditions in that market last year.  According to production capacity data projected by CSM Worldwide, significant global excess capacity conditions could continue for several years at an average of 30.5 million units per year during the 2009-2011 period.

Pricing Pressure.  Excess capacity, coupled with a proliferation of new products being introduced in key segments by the industry, will keep pressure on manufacturers' ability to increase prices on their products.  In addition, the incremental new U.S. manufacturing capacity of Japanese and Korean manufacturers in recent years has contributed, and is likely to continue to contribute, to pricing pressure in the U.S. market.  The reduction of real prices for similarly contented vehicles in the United States has become more pronounced since the late 1990s, and we expect that a challenging pricing environment will continue for some time to come.

Consumer Spending and Credit.  Limited ability to increase vehicle prices has been offset in recent years, at least in part, by the long-term trend toward purchase of higher-end, more expensive vehicles and/or vehicles with more features.  The current retrenchment in consumer spending is likely to dampen that trend in the near-term, and, even consumers who are willing to spend often find that availability of automotive loans has been diminished as a result of the credit crisis.  Over the long term, spending on new vehicles is expected to resume its correlation with growth in per capita incomes.  Emerging markets also will contribute an increasing share of global industry sales volume and revenue, as growth in wholesales (i.e., volume) will be greatest in emerging markets in the next decade.  We believe, however, the mature automotive markets (e.g., North America, Western Europe, and Japan) will retain the largest share of global revenue over the coming decade.

Health Care Expenses.  In 2008, our health care expenses (excluding special items) for U.S. employees, retirees, and their dependents were $1.3 billion, with about $500 million for postretirement health care and the balance for active employee health care and other retiree expense.

For 2009, the initial health care cost trend rate for U.S. postretirement health care plans is 5%.  The ultimate trend rate no longer applies beyond 2008, since we have capped our obligation for hourly and salaried retiree health care costs.

Commodity and Energy Price Increases.  Commodity prices, particularly for steel and resins (our two largest commodity exposures and among the most difficult to hedge), have declined in recent months due to the downward trend in global demand.  We expect this slight decrease to flow through to our results in the second half of 2009 as prevailing commodity costs are reflected in new supply contracts.  Despite this cyclical reduction in commodity prices, a return to elevated prices, as well as the potential for volatility, is quite possible once global demand recovers.  Higher fuel prices, combined with efforts to achieve environmental policy objectives, are likely to continue to generate demand for more fuel efficient vehicles.

Currency Exchange Rate Volatility.  The ongoing deleveraging in financial markets has generated significant volatility in currencies as well.  For example, the U.S. dollar has strengthened against the euro and significantly against the British pound, and weakened against the Japanese yen.

Other Economic Factors.  Additional factors continue to affect the performance of the automotive industry.  In the United States, declines in residential construction spending have continued, down 21% in 2008 after an 18% decline in the prior year (after inflation adjustment).  This trend has had two effects on automotive sales and revenue – directly, through its adverse effect on GDP growth, and as a contributing factor to soft demand for truck sales.  Both of these factors may continue to contribute to lower light vehicle sales in the United States this year.  In addition, weaker travel demand and lack of financing have softened demand for new vehicles from rental fleet customers.  The eventual implications of significant fiscal stimulus currently being enacted, including higher government deficits generating potentially higher long-term interest rates, could drive a higher cost of capital over our planning period.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Strategies

As indicated, we are in the midst of a global economic crisis that has included a sudden and substantial decline in global automotive industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors and trends described above, and the costs associated with transforming our business, have put significant pressure on our liquidity (as evidenced during 2008 by negative Automotive gross cash flow of $21.2 billion and total Company net loss of $14.7 billion).

While the economic environment worsens, we believe that our continued focus on executing these four pillars of our plan is the right strategy to achieve our objectives:

•	Aggressively restructure to operate profitably at the current demand and changing model mix;
•	Accelerate development of new products our customers want and value;
•	Finance our plan and improve our balance sheet; and
•	Work together effectively as one team, leveraging our global assets.

Despite the worsening external economic environment, we have made significant progress in transforming our business.  As we continue to execute the four pillars of our plan, we have achieved key milestones for our Automotive sector as of year-end 2008 compared with 2005:

•	Reduced hourly and salaried personnel levels in North America (including ACH) by more than 60,000 employees, with additional salaried personnel reductions of about 1,200 in January 2009;
•
Negotiated transformational labor agreement with the UAW in 2007, including lower wage structure for new employees, flexible work rules, and transfer of long-term responsibility for retiree health care as described in more detail in our 2007 Form 10-K Report;

•	Closed 12 manufacturing facilities in North America (including ACH facilities);
•	Divested substantial non-core assets, including Aston Martin and Jaguar Land Rover operations, allowing us to further focus our resources on our "One Ford" vision;
•	Sold a significant portion of our ownership in Mazda;
•	Improved vehicle quality around the world, and undertaken plans to introduce our smaller, more fuel-efficient European vehicles to the North American market; and
•	Exceeded our goal of reducing cumulative annual North America Automotive operating costs by more than $5 billion (at constant volume, mix and exchange, excluding special items).

As we execute our plan, we have stated that we are committed to taking necessary steps to continue to match our manufacturing capacity to demand.  In keeping with that commitment, we are taking additional steps discussed below and in "Outlook," particularly in North America, to continue our aggressive restructuring and to finance our plan and improve our balance sheet.  In addition, we have announced that we are re-evaluating strategic options for Volvo, including possible sale.

Aggressively Restructure to Operate Profitably

Manufacturing.  Our U.S. manufacturing presence includes 10 vehicle assembly plants and 24 powertrain, stamping, and components plants.  We are converting three of these assembly plants from production of large SUVs and trucks to small car production to support what we believe is a permanent shift in consumer preferences to smaller, more fuel-efficient vehicles.  To this end, approximately 50% of future U.S. manufacturing capacity will be allocated to small- and medium-size vehicles.  In addition, nearly all of our U.S. assembly plants will have flexible body shops by 2012 to enable quick response to changing consumer demands, and nearly half of our transmission and engine plants will be flexible, capable of manufacturing various combinations of transmission and engine families.  In addition, we have announced plans to close two Ford and two ACH plants in the 2009–2011 period.  We are exploring our options for the remaining ACH plants, and intend to transition these businesses to the supply base as soon as practicable.

Product Development.  In combination with the business improvements being achieved, we expect our "One Ford" product development vision and process to deliver a broad range of highly acclaimed global vehicles, and, as announced, we plan to accelerate the development of new products designed to meet shifting consumer preferences for smaller, more fuel-efficient vehicles.  With our “One Ford” product development vision, we are working to make all small- and medium-sized Ford vehicles competing in global segments common in North America, Europe and Asia by 2013.  This will include Fiesta- and Focus-sized small cars, Fusion- and Mondeo-sized mid-size cars and utilities, and commercial vans.  As an example of how commonality can work for us, the new Fiesta compact car that we introduced in Europe in 2008 also will be offered for sale in all major markets, including the United States, over the next few years.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Suppliers.  We continue to work to strengthen our supply base in the United States, which represent 80% of our North American purchases.  As part of this process, we have been reducing the total number of production suppliers eligible for major U.S. sourcing from 3,300 in 2004 to approximately 1,600 suppliers today, with a further reduction to 750 suppliers planned.  We believe that our efforts at consolidation will result in more business for our major suppliers, which is increasingly important as industry sales volume declines.  In addition, our move to global vehicle platforms should increase our ability to source to common suppliers for the total global volume of vehicle components, so that a smaller number of suppliers will receive a greater volume of the purchases we make to support our global vehicle platforms.

Dealers.  Our dealers are a source of strength in North America and around the world, especially in rural areas and small towns where they represent the face of Ford.  At our current and expected future market share, however, we have too many dealers, particularly in U.S. metropolitan areas, which makes it increasingly difficult to sustain a healthy and profitable dealer base.  To address this overcapacity, we are working with our dealers in efforts to downsize, consolidate and restructure our Ford, Lincoln, and Mercury network in our largest 130 metropolitan market areas in the United States to provide targeted average-year sales for Ford dealers of more than 1,500 units and for Lincoln Mercury dealers of more than 600 units.  This should result in sustainable dealer profits. As part of these efforts, the number of dealers in our Ford, Lincoln and Mercury network in the United States has been reduced from about 4,400 at the end of 2005 to about 3,800 at the end of 2008.  These efforts, which include funding dealer consolidations to enhance our representation in the marketplace, will continue in the future to reduce further our dealer network to match our sales and dealer sales objectives.

Ford Credit.  Ford Credit also is further restructuring its operations and improving its cost structure to reflect lower financing volumes resulting from lower automotive industry sales volumes, lower financing volumes resulting from the sale of Jaguar Land Rover operations, and its agreement with Mazda to discontinue providing financial services.  These actions include forming new strategic alliances and partnerships, and reducing capital needs in international markets while continuing to streamline its operations globally.  In the United States, Ford Credit continues to restructure its operations and reduce personnel, including current plans described in its Current Report on Form 8-K filed January 29, 2009.

Accelerate Development of New Products

We are committed to introducing new products that consumers want and value, and we are receiving very positive reactions from consumers, media, and independent evaluators in response to the products we introduced in 2008, which we plan to build on in 2009.

Ford North America.  Ford, Lincoln and Mercury collectively increased U.S. overall and retail market share in October, November, and December 2008 – the first time the brands have posted three consecutive months of market share improvements in 12 years.  Our new 2009 Ford F-150 introduced in the fourth quarter was named Motor Trend magazine’s Truck of the Year and awarded the title of North American Truck of the Year at the North American International Auto Show in January 2009; the F-Series pickup has been the best-selling truck in the United States for 32 straight years.  The F-150 also was named “Top Safety Pick” by the U.S. Insurance Institute for Highway Safety ("IIHS"), and we now have the highest number of vehicles with the IIHS “Top Safety Picks” in the industry.  Ford also has more U.S.-government five-star safety-rated vehicles than any other brand.  In the fourth quarter of 2008, we also began production of the 2010 Ford Fusion, Mercury Milan and Lincoln MKZ sedans, as well as Fusion and Milan hybrids; the Fusion and Milan gasoline and hybrid versions offer best-in-class fuel economy.  The 2010 Ford Mustang debuted with a new exterior and interior, and will arrive in dealerships in spring 2009.

Ford Europe.  In Europe, 2009 will mark the first full sales year for the Fiesta, which was named “Car of the Year” by What Car? magazine, Britain’s leading source of new car advice.  Fiesta was the United Kingdom's best-selling model in November and December of 2008 and again in January 2009, and is already the second best-selling Ford model in Europe.  The new Ford Ka reached full production in Europe and is off to a strong sales start.  Ford Galaxy and Ford S-MAX were named No. 1 for reliability among Multi-Activity Vehicles by DEKRA, the German vehicle testing agency.  In addition, the Ford Kuga crossover will be available for the first time with a 2.5-litre 5-cylinder Duratec Turbo gas engine and Durashift 5-tronic automatic transmission.  Based on the strength of its product portfolio, Ford Europe improved its fourth quarter and full-year 2008 market share in the 19 markets we track, and Ford became the No. 2 selling brand in Europe.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford South America.  In South America, 2009 will demonstrate the growing strength of our “One Ford” plan.  We are bringing the new European-based Ford Focus to Brazil, Argentina, and Venezuela.  Also in Brazil, the North American-based Ford Edge will arrive in dealerships, along with the European-based Transit, building on Ford South America’s business and product success.  Six additional product actions also are planned for introduction in the region in 2009.

Ford Asia Pacific Africa.  In Asia, 2009 marks the introduction in China of the all-new Ford Fiesta five-door and four-door sedan built in Nanjing.  The Fiesta also currently is being introduced in Australia and New Zealand, where our FG Falcon XT  was named "Best Large Car" in the highly-regarded Australia's Best Cars Awards in 2008, and Falcon G6E Turbo named 2008 Carguide Car of The Year: People's Choice Award.  Other product introductions in 2009 include the new Ranger compact pickup and the Everest SUV, both with advanced, efficient TDCi turbo-diesel engines.  In 2008, we launched a freshened Ford Focus in China and Ford Escape in key Asia Pacific Africa markets.

Volvo.  Volvo is launching the XC60 crossover in Europe, and in the U.S. market this spring.  It also will introduce during 2009 low-emission versions of seven cars, and a freshened S80 for Volvo’s flagship sedan.

Drive Quality.  We have made significant strides to improve quality through a renewed commitment that touches every aspect of the vehicle process -- from design to manufacturing to product launch – so that quality is designed- and built-into the vehicle.  We have established a global set of disciplined, standardized processes aimed at making us the world's leader in automotive quality.  Through a single, global management team, we are leveraging our assets by eliminating duplication, implementing best practices and a systematic approach to quality, and utilizing common components for the advantage of scale.  The new integrated approach can be seen in the upcoming Fiesta, our first of this generation of global cars.  Selling one high-volume version of this vehicle helps us cut costs, reduce defects, and improve overall craftsmanship.  In North America, we expect to launch our all-new B- and C-cars with best-in-class quality in 2010.  The cumulative effect of these disciplined, global quality standards has been improved owner satisfaction.  For example, our domestic initial quality for the 2008 model year is now statistically equivalent to Toyota and Honda, based on internal and external surveys.  In the past two years, we have reduced warranty repairs, leading to $1.2 billion in warranty cost savings.  We expect improved quality discipline will lead to continued improvement in long-term reliability.

Drive Green.  Our goal is to deliver best in class or among the best in class in fuel efficiency in every new vehicle we produce.  For example, soon-to-be launched 2010 Ford Fusion and Ford Fusion Hybrid will be the most fuel efficient mid-size sedans in the market.  In 2009, we begin the introduction of our new EcoBoost family of gasoline engines, first in the Lincoln MKS and MKT and the Ford Flex, and then across many vehicles in coming years.  By combining direct fuel-injection and turbo boosting, the engines can deliver up to 20% better fuel economy and up to 15% fewer CO2 emissions versus larger displacement engines, without sacrificing driving performance.  By 2013, we expect to produce 750,000 EcoBoost engines in North America on an annual basis.  We have developed a sustainability strategy that outlines future technology pathways for our vehicle production in the near, mid and long term.  Near term we are introducing EcoBoost, doubling the number and volume production of our hybrids and implementing fuel saving technologies such as six-speed transmissions and electric power assist steering in the product line up.  With our “One Ford” product development vision, we are working to make all small- and medium-sized Ford vehicles competing in global segments common in North America, Europe and Asia within the next five years.  This will include Fiesta- and Focus-sized small cars, Fusion- and Mondeo-sized mid-size cars and utilities, and commercial vans.  Moreover, Ford recently announced an accelerated electric vehicle strategy.  We plan to produce at least four new electric vehicles within the next four years, including a small battery electric commercial van in 2010, a battery electric passenger sedan in 2011, and the next generation hybrid and a plug-in hybrid in 2012.  We have entered into a number of collaborative agreements to address the many challenges that remain for electrified transportation, including battery development, standardization, cost, electric infrastructure and connectivity to the national power grid.

Drive Safe.  We are expanding on our heritage of leading vehicle safety with both advanced crash protection and crash avoidance technology.  The Ford brand has the most U.S. government five-star rated vehicles of any vehicle brand, and we are building on our safety leadership by increasingly addressing driver behavior and broadening “active” collision-avoidance technologies.  For example, we are introducing a new feature called MyKey to help parents encourage their teen-agers to drive more safely and more fuel efficiently, and increase safety belt usage.  MyKey – which debuts on the 2010 Focus and will quickly become standard on many other Ford, Lincoln and Mercury models – allows owners to program a key that can limit the vehicle’s top speed and audio volume.  We also will offer a new advanced collision-avoidance technology, Collision Warning with Brake Support, on certain Ford and Lincoln vehicles in 2009.  The feature uses radar to detect slowing or stationary vehicles directly ahead, and warns the driver with an authoritative beep and a red warning light projected on the windshield.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Drive Smart.  We have significantly accelerated the development of industry-leading technology and innovations that are affordable for millions of customers.  We have been recognized as a leader in connectivity with our award-winning SYNC system, which allows for hands-free mobile phone and music player operation.  We have upgraded SYNC with features such as 911 Assist and Vehicle Health Reports, and will upgrade SYNC again in the summer of 2009 with new features such as real-time traffic reports and turn-by-turn directions.  We currently offer SYNC in North America and plan to roll out the technology globally beginning in 2010, starting in Europe and then migrating to Asia Pacific.  We also are developing industry-leading human-machine interface technology to improve the overall driving experience.  SmartGauge™ with EcoGuide helps coach Fusion Hybrid drivers to optimize performance of their vehicle for maximum fuel efficiency.  It features two high-resolution, full-color liquid crystal display screens on either side of the analog speedometer that can be configured to show different levels of information, including fuel and battery power levels, and average and instant miles per gallon reports.

Finance Our Plan and Improve Our Balance Sheet

The costs associated with the transformation of our business, combined with the effects of the sudden and substantial decline in industry sales volume that accompanied this global economic crisis and other pressures, contributed to substantial negative operating-related and other cash flow during 2008.  We have announced and are on track to achieve $14 billion to $17 billion in Automotive cash improvement actions designed to improve our balance sheet in the 2009 – 2010 period, with about one half of the efforts occurring by the end of 2009 and the remainder in 2010.  These announced actions include:

•	Reducing North American salaried personnel-related costs by an additional 10 percent by the end of January 2009, in addition to personnel-related cost actions already taken or underway globally.
•
Eliminating merit pay increases for North America salaried employees in 2009, and eliminating performance bonuses for global salaried employees, including the Annual Incentive Compensation Plan for the 2008 performance year.

•	Suspending matching funds for U.S. salaried employees participating in Ford’s Savings and Stock Investment Plan.
•	Reducing annual capital spending to between $5 billion and $5.5 billion, primarily enabled by reduced launch costs and increased efficiencies in Ford’s global product development system.
•	Reducing engineering, manufacturing, information technology and advertising costs through greater global efficiencies.
•	Reducing inventories globally and achieving other working capital improvements.
•	Returning capital from Ford Credit consistent with its plan for a smaller balance sheet and focus on core Ford brands.
•	Continuing to develop incremental sources of Automotive funding, including divesting non-core operations and assets, and reducing our debt.

See "Outlook" for discussion of additional factors that we expect will improve our Automotive cash flow in 2009 as compared with 2008.

In addition, as discussed in "Liquidity and Capital Resources," we already have taken further actions in 2009 to improve our Automotive liquidity, including obtaining access to $2.3 billion of Temporary Asset Account ("TAA") assets (as defined in Note 23 of the Notes to the Financial Statements) for use during 2009 and borrowing $10.1 billion under our secured revolving credit facility.

We also applied for $11 billion in loans over time pursuant to Section 136 of the Energy Independence and Security Act of 2007 for the design and production of "advanced technology vehicles" (as defined in the Act).  Our application has been determined by the U.S. Department of Energy ("DOE") to be "substantially complete," but remains pending and we have not received notice of the timing by which the loans may be funded.  In addition, we are applying for loans from the European Investment Bank ("EIB") of up to €2.3 billion for eligible CO2/emissions-reduction projects over the 2008 to 2012 period.  Between the DOE and EIB loans for which we have applied, we expect to receive about $2 billion in 2009.

Two of our competitors with substantial legacy costs and debt, General Motors and Chrysler, currently are engaged in discussions concerning U.S. government-funded restructurings that, if successful, would reduce their legacy costs, align their employee benefit costs with those of other competitors, and substantially reduce their debt.  For example, the government proposal for restructuring would require that a significant portion of our competitors’ debt and post-retirement benefit obligations be converted into equity.  While we do not anticipate entering into a government-funded restructuring, we  are pursuing similar restructuring actions to remain competitive.

In February 2009, for example, we reached a tentative agreement with the UAW that includes modified labor costs, benefits, and operating practices to allow us to reach competitive parity with foreign automakers’ U.S. manufacturing operations.  In addition to this tentative agreement, we tentatively reached agreement with the UAW to provide us the option to settle with Ford Common Stock up to 50% of our future cash payment obligations to the Voluntary Employee Benefits Association retiree health care trust ("VEBA") required by the Retiree Health Care Settlement Agreement.  Both the operating-related and VEBA-related tentative agreements are subject to vote and ratification by active UAW-represented Ford hourly employees and to other conditions, including our pursuit of restructuring actions with other stakeholders.  The VEBA-related tentative agreement also is subject to court approval and SEC approval of the appropriate accounting treatment acceptable to Ford.

Notwithstanding our option to pay our VEBA obligations in stock in lieu of cash, we will use our discretion in determining which form of payment makes sense at the time of each required payment, balancing liquidity needs and preservation of shareholder value.  In making such a determination, we will consider facts and circumstances existing at the time of each required payment, including market and economic conditions, our available liquidity, and the price of Ford Common Stock.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit has been able to fund its business and support the sale of Ford vehicles despite the challenges of the global economic crisis, largely by reducing receivables, and using its committed liquidity programs and government-sponsored funding programs in the United States and Europe.

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, our strategy, our plan, and identify areas of our plan that need special attention and pursue opportunities to improve our plan.  Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria and we follow this process every week, every month, and every quarter, driving continuous improvement.  We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions – as we have done in the face of rapid changes in the market and business environment in 2008 and into 2009.

In addition, we are partnering with and enlisting all of our stakeholders to help us execute our plan to deal with our business realities and create an exciting and viable Ford business going forward.  We are reaching out and listening to customers, dealers, employees, the UAW, suppliers, investors, communities, retirees, and federal, state and local governments.  Each of these constituencies is a critical part of, and critical to, the success of our business going forward.  Realizing our goal of profitable growth for all is as important to these stakeholders as it is to our shareholders.

RESULTS OF OPERATIONS

FULL-YEAR 2008 RESULTS OF OPERATIONS

Our worldwide net loss was $14.7 billion or $6.46 per share of Common and Class B Stock in 2008, a decline of $12 billion from a loss of $2.7 billion or $1.38 per share in 2007.

Results by business sector for 2008, 2007, and 2006 are shown below (in millions):

	2008	2007	2006
Income/(Loss) before income taxes
Automotive sector	$(11,823)	$(4,970)	$(17,040)
Financial Services sector	(2,581)	1,224	1,966
Total Company	(14,404)	(3,746)	(15,074)
Provision for/(Benefit from) income taxes (a)	63	(1,294)	(2,655)
Minority interests in net income/(loss) of subsidiaries (b)	214	312	210
Income/(Loss) from continuing operations	(14,681)	(2,764)	(12,629)
Income/(Loss) from discontinued operations	9	41	16
Net income/(loss)	$(14,672)	$(2,723)	$(12,613)
__________
(a)	See Note 19 of the Notes to the Financial Statements for disclosure regarding 2008 effective tax rate.
(b)
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $531 million in 2008, $551 million in 2007, and $509 million in 2006.  See "Item 2. Properties" for additional discussion of Ford Otosan.  The decrease in 2008 primarily reflected the accelerated depreciation related to AAI's acquisition of leased facility.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in Income/(Loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items").  The following table details 2008, 2007, and 2006 special items by segment or business unit (in millions):

Automotive Sector	2008	2007	2006
Ford North America
Fixed asset impairment charges	$(5,300)	$—	$(2,200)
Personnel-reduction programs	(873)	(829)	(2,934)
Gain/(Loss) on sale of ACH plants/assets	(324)	3	—
Accelerated depreciation related to AAI acquisition of leased facility	(306)	—	—
U.S. dealer consolidation (including dealer goodwill impairment)	(219)	—	—
Supplier settlement/Other	(202)	—	—
Ballard restructuring	(70)	—	—
Pension curtailment charges	—	(180)	(2,741)
Variable marketing –change in business practice (a)	—	(1,099)	—
U.S. plant idlings (primarily fixed-asset write-offs)	—	—	(281)
Job Security Benefits (b)	344	80	(1,826)
Retiree health care (primarily curtailment gains)	2,583	1,332	—
Total Ford North America	(4,367)	(693)	(9,982)
Ford South America
Legal settlement relating to social welfare tax liability	—	—	110
Ford Europe
Personnel-reduction programs	(82)	(90)	(84)
Variable marketing –change in business practice (a)	—	(120)	—
Plant idling/closure	—	(43)	—
Total Ford Europe	(82)	(253)	(84)
Volvo
Personnel-reduction programs/Other	(194)	(67)	(217)
Dealer restructuring	(31)	—	—
Goodwill impairment charges	—	(2,400)	—
Variable marketing –change in business practice (a)	—	(87)	—
Total Volvo	(225)	(2,554)	(217)
Ford Asia Pacific Africa
Personnel-reduction programs/Other	(137)	(23)	(65)
Variable marketing –change in business practice (a)	—	(15)	—
Total Ford Asia Pacific Africa	(137)	(38)	(65)
Mazda
Impairment of dealer network goodwill	(214)	—	—
Loss on sale of Mazda shares	(121)	—	—
Personnel-reduction programs –AAI	—	—	(38)
Mazda pension transfer	—	—	115
Total Mazda	(335)	—	77
Other Automotive
Returns on the assets held in the TAA	(509)	—	—
Initial mark-to-market adjustment on Mazda marketable securities	(80)	—	—
Loss on conversion of convertible securities	—	(632)	—
Gain on exchange and purchase of debt securities	141	120	—
Total Other Automotive sector	(448)	(512)	—
Jaguar Land Rover and Aston Martin
Held-for-sale impairment/loss on sale of Jaguar Land Rover	(559)	—	—
Net gains/(losses) on certain Jaguar Land Rover undesignated hedges	(19)	143	—
Personnel-reduction programs	(4)	(120)	(161)
Fixed asset impairment charges	—	—	(1,600)
Sale of Aston Martin (primarily the gain on sale)	—	208	—
Variable marketing –change in business practice (a)	—	(53)	—
Jaguar Land Rover operating profits for 2008/Other	614	—	—
Total Jaguar Land Rover and Aston Martin	32	178	(1,761)
Total Automotive sector	(5,562)	(3,872)	(11,922)
Financial Services Sector
Ford Credit net operating lease impairment charges	(2,086)	—	—
Total	$(7,648)	$(3,872)	$(11,922)
__________
(a)
Represents a one-time, non-cash charge related to a change in our business practice for offering and announcing retail variable marketing incentives to our dealers.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of this change in business practice.

(b)	See Note 18 of the Notes to the Financial Statements for definition and discussion of Job Security Benefits.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in Provision for/(Benefit from) income taxes are tax benefits of $144 million, $1.5 billion, and $2 billion, for 2008, 2007, and 2006, respectively, that we consider to be special items.  These consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax rate on deferred tax balances, and, in 2007, a $1.5 billion benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2008 Compared with 2007

Details by segment or business unit of Income/(Loss) before income taxes are shown below (in millions), with Jaguar Land Rover and Aston Martin segment separated out from "ongoing" subtotals:

	2008	2007	2008 Over/ (Under) 2007
Ford North America *	$(10,248)	$(4,139)	$(6,109)

Ford South America	1,230	1,172	58

Ford Europe	970	744	226

Volvo	(1,690)	(2,718)	1,028

Ford Asia Pacific Africa	(290)	2	(292)

Mazda	(105)	182	(287)
Total ongoing Automotive operations	(10,133)	(4,757)	(5,376)

Other Automotive	(1,722)	(1,059)	(663)
Total ongoing Automotive	(11,855)	(5,816)	(6,039)

Jaguar Land Rover and Aston Martin	32	846	(814)
Total Automotive sector	$(11,823)	$(4,970)	$(6,853)
__________
* Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for 2008 and 2007 are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$53.4	$70.4	$(17.0)	(24)%	2,329	2,890	(561)	(19)%

Ford South America	8.6	7.6	1.0	14	435	438	(3)	(1)

Ford Europe	39.0	36.3	2.7	7	1,820	1,918	(98)	(5)

Volvo	14.7	17.8	(3.1)	(17)	359	482	(123)	(26)

Ford Asia Pacific Africa (d)	6.5	7.0	(0.5)	(8)	464	535	(71)	(13)
Total ongoing Automotive operations	122.2	139.1	(16.9)	(12)	5,407	6,263	(856)	(14)

Jaguar Land Rover and Aston Martin	7.0	15.3	(8.3)	(54)	125	292	(167)	(57)
Total Automotive sector	$129.2	$154.4	$(25.2)	(16)	5,532	6,555	(1,023)	(16)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 185,000 and 205,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Details of Automotive sector market share for selected markets for 2008 and 2007, along with the level of dealer stocks as of December 31, 2008 and 2007, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007

United States (b)	14.2%	14.6%	(0.4)	pts.	442	533	(91)
South America (b) (c)	9.7	10.7	(1.0)		46	36	10
Europe (b) (d)	8.6	8.5	0.1		331	317	14
Volvo – U.S./Europe (d)	0.5/1.3	0.6/1.5	(0.1)/(0.2)		14/39	24/43	(10)/(4)
Asia Pacific and Africa (b) (e) (f)	2.0	2.3	(0.3)		46	58	(12)
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily the United States), Lincoln and Mercury brands.
(c)	South America market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).
(d)	European 2008 market share is based, in part, on estimated vehicle registrations for the 19 European markets we track See "Item 1. Business" for discussion of these markets.
(e)
Asia Pacific and Africa 2008 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall Automotive Sector

The decline in earnings primarily reflected unfavorable volume and mix ($6.9 billion), fixed asset impairment charges in Ford North America ($5.3 billion), lower returns on our cash portfolio ($1 billion), lower returns on the assets held in the TAA (about $700 million), and a held-for-sale impairment/loss on sale of Jaguar Land Rover (about $600 million).  These factors were offset partially by favorable cost changes ($4.3 billion), the non-recurrence of a goodwill impairment charge related to Volvo ($2.4 billion), and favorable retiree health care changes (primarily curtailment gains) ($1.3 billion).

The decrease in revenue is more than explained by lower volumes and lower revenue for Jaguar Land Rover, offset partially by favorable changes in currency exchange.

The table below details our 2008 cost changes at constant volume, mix, and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2008 Better/(Worse) Than 2007
Manufacturing and engineering	Largely explained by hourly and salaried personnel reductions in North America and efficiencies in our plants and processes	$1.5
Spending-related	Primarily reflecting lower expense related to the North America asset impairment at the end of the second quarter and the non-recurrence of accelerated depreciation and amortization for facilities that recently closed	1.3
Pension and OPEB	Primarily reflecting health care efficiencies and the effect of U.S. hourly retiree health care VEBA agreement	1.2
Overhead	Primarily reduced salaried personnel levels	1.0
Advertising & sales promotions	Primarily decreased advertising costs in North America	0.4
Warranty-related	Largely explained by quality improvements	0.1
Net product costs	More than explained by commodity cost increases and unfavorable mark-to-market adjustments on commodity hedges	(1.2)
	Total	$4.3

Ford North America Segment.  The decline in earnings is more than explained by unfavorable volume and mix ($5.4 billion), fixed asset impairment charges ($5.3 billion), and lower net pricing ($1.3 billion), offset partially by favorable cost changes (more than explained by lower manufacturing and engineering, spending-related, and pension and OPEB costs) ($3.5 billion), favorable retiree health care changes (primarily curtailment gains) ($1.3 billion), and the non-recurrence of a variable marketing charge related to a business practice change ($1.1 billion).

Ford South America Segment.  The increase in earnings is more than explained by favorable net pricing, offset partially by unfavorable cost changes, unfavorable volume and mix, and unfavorable changes in currency exchange.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The increase in earnings is primarily explained by favorable cost changes, favorable net pricing, and the non-recurrence of a variable marketing charge related to a business practice change, offset partially by unfavorable changes in currency exchange rates and unfavorable volume and mix.  The favorable cost changes primarily reflected lower warranty-related and pension costs, offset partially by higher manufacturing and engineering costs.

Volvo Segment.  The improvement in earnings is more than explained by the non-recurrence of a goodwill impairment charge and favorable cost changes.  These factors were offset partially by unfavorable volume and mix, mainly in the United States and Europe (largely due to lower industry sales volumes, lower market share, and unfavorable product mix), lower net pricing, and unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected lower manufacturing and engineering, overhead, net product, warranty, and advertising costs.

Ford Asia Pacific Africa Segment.  The decline in results primarily reflected unfavorable volume and mix, unfavorable changes in currency exchange rates, and higher personnel reduction costs, offset partially by favorable cost changes and higher net pricing.  The favorable cost changes primarily reflected lower net product, overhead, and spending-related costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mazda Segment. The decline in results are more than explained by a charge as determined under U.S. GAAP representing the impact on Ford of a goodwill impairment related to Mazda-owned dealerships in Japan and the loss on sale of a portion of Ford's share in Mazda.

Other Automotive.  The decline in earnings primarily reflected lower returns on our cash portfolio and lower returns on the assets held in the TAA.  These factors were offset partially by the non-recurrence of the conversion of convertible securities, lower interest expense, and favorable mark-to-market adjustments for changes in currency exchange rates on intercompany loans.

Jaguar Land Rover and Aston Martin Segment.  The decrease in earnings primarily reflected the held-for-sale impairment and loss on sale of Jaguar Land Rover and the non-recurrence of the gain on sale of Aston Martin.

2007 Compared with 2006

Details by Automotive segment or business unit of Income/(Loss) before income taxes are shown below (in millions):

	2007	2006	2007 Over/ (Under) 2006
Ford North America*	$(4,139)	$(15,992)	$11,853

Ford South America	1,172	661	511

Ford Europe	744	371	373

Volvo	(2,718)	(256)	(2,462)

Ford Asia Pacific Africa	2	(250)	252

Mazda	182	245	(63)
Total ongoing Automotive operations	(4,757)	(15,221)	10,464

Other Automotive	(1,059)	247	(1,306)
Total ongoing Automotive	(5,816)	(14,974)	9,158

Jaguar Land Rover and Aston Martin	846	(2,066)	2,912
Total Automotive sector	$(4,970)	$(17,040)	$12,070
__________
*  Includes the sale of Mazda6 vehicles by our consolidated subsidiary, AAI.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector sales and wholesale unit volumes by Automotive segment for 2007 and 2006 are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Ford North America (c)	$70.4	$70.7	$(0.3)	—%	2,890	3,123	(233)	(7)%

Ford South America	7.6	5.7	1.9	33	438	381	57	15

Ford Europe	36.3	30.4	5.9	20	1,918	1,846	72	4

Volvo	17.8	16.1	1.7	10	482	460	22	5

Ford Asia Pacific Africa (d)	7.0	6.5	0.5	8	535	517	18	3
Total ongoing Automotive operations	139.1	129.4	9.7	8	6,263	6,327	(64)	(1)

Jaguar Land Rover and Aston Martin	15.3	13.9	1.4	10	292	270	22	8
Total Automotive sector	$154.4	$143.3	$11.1	8%	6,555	6,597	(42)	(1)%
__________
(a)	2007 over/(under) 2006 sales percentages are computed using unrounded sales numbers.
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

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI.
(d)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 205,000 and 158,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

Details of Automotive sector market share for selected markets for 2007 and 2006, along with the level of dealer stocks as of December 31, 2007 and 2006, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

United States (b)	14.6%	16.0%	(1.4	)pts.	533	570	(37)
South America (b) (c)	10.7	11.5	(0.8)		36	40	(4)
Europe (b) (d)	8.5	8.5	—		317	322	(5)
Volvo - U.S./Europe (d)	0.6/1.5	0.7/1.4	(0.1.)/0.1		24/43	19/44	5/ (1)
Asia Pacific and Africa (b) (e) (f)	2.3	2.4	(0.1)		58	50	8
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily the United States), Lincoln and Mercury brands.
(c)	South America market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).
(d)	European 2007 market share is based, in part, on estimated vehicle registrations for the 19 European markets we track. See "Item 1. Business" for discussion of these markets.
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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall Automotive Sector

The improvement in earnings primarily reflected lower charges for Job Security Benefits and personnel-reduction programs in Ford North America ($4 billion), favorable net pricing – including a variable marketing charge related to a business practice change – ($2.6 billion), lower pension curtailment charges ($2.6 billion), the non-recurrence of 2006 impairment charges related to our long-lived assets in Ford North America ($2.2 billion), favorable cost changes ($1.8 billion), the non-recurrence of an impairment charge related to assets in Jaguar Land Rover ($1.6 billion), and retiree health care curtailment gains related to our hourly separation programs ($1.3 billion).  These factors were offset partially by higher impairment charges related to assets in Volvo (about $2.4 billion), changes in currency exchange rates (about $900 million), and higher net interest (about $800 million).

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

The table below details our 2007 cost changes at constant volume, mix, and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2007 Better/(Worse) Than 2006
Warranty-related	Primarily the non-recurrence of adverse 2006 adjustments to Jaguar and Land Rover warranty accruals, and improvements in most operations	$1.0
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	0.8
Pension and OPEB	Primarily the favorable impact associated with the mid-2006 implementation of our 2005 retiree health care cost sharing agreement with the UAW, ongoing improvements related to curtailments, and higher pension asset returns	0.8
Spending-related	Primarily reduced depreciation resulting from 2006 asset impairments, as well as lower accelerated depreciation related to our efforts to reduce production capacity	0.8
Overhead	Primarily salaried personnel reductions	0.5
Advertising & sales promotions	Primarily increased advertising costs	(0.2)
Net product costs	Primarily added product content (including diesel engine emission requirements) and higher commodity costs, offset partially by material cost reductions	(1.9)
	Total	$1.8

Ford North America Segment.  The improvement in earnings primarily reflected lower charges for Job Security Benefits and personnel-reduction programs, lower pension curtailment charges, the non-recurrence of 2006 impairment charges related to our long-lived assets, higher net pricing, and retiree health care curtailment gains related to our hourly separation programs.

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

Volvo Segment.  The decline in earnings primarily reflected an asset impairment charge.

Ford Asia Pacific Africa Segment.  The improvement in results primarily reflected favorable cost changes, higher net pricing, and lower charges for personnel-reduction programs, offset partially by less favorable volume and mix.  The favorable cost changes primarily reflected lower manufacturing and engineering costs, overhead costs, and net product costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mazda Segment. The decrease in earnings primarily reflected the decrease in net earnings at Mazda (including the non-recurrence of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government), offset partially by the non-recurrence of personnel-reduction programs at AAI.

Other Automotive.  The decline in results primarily reflected higher interest expense and related costs associated with the higher debt levels that resulted from financing actions taken in the fourth quarter of 2006, the non-recurrence in Other Automotive of tax-related interest adjustments resulting from settlements with the Internal Revenue Service in 2006, and a loss on the conversion of our convertible securities. These unfavorable factors were offset partially by higher interest income reflecting higher average cash balances, mark-to-market adjustments for changes in exchange rates on intercompany loans and related loan hedges, and a gain on the exchange of debt securities for equity that occurred in December 2007.

Jaguar Land Rover and Aston Martin Segment.  The improvement in results is more than explained by the non-recurrence of a fixed asset impairment charge for Jaguar Land Rover, favorable cost changes, favorable net pricing, and the effect of our sale of Aston Martin (primarily the gain on sale).  The favorable cost changes primarily reflected lower warranty-related costs (primarily the non-recurrence of adverse 2006 adjustments to Jaguar Land Rover warranty accruals) and overhead costs.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2008 Compared with 2007

Details of the full-year Financial Services sector Revenues and Income/(Loss) before income taxes for 2008 and 2007 are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2008	2007	2008 Over/(Under) 2007	2008	2007	2008 Over/(Under) 2007

Ford Credit	$16.7	$17.8	$(1.1)	$(2,559)	$1,215	$(3,774)
Other Financial Services	0.4	0.3	0.1	(22)	9	(31)
Total	$17.1	$18.1	$(1.0)	$(2,581)	$1,224	$(3,805)

Ford Credit

The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during 2008.  This decline in auction values contributed to an impairment charge to Ford Credit’s North America segment operating lease portfolio ($2.1 billion), a higher provision for credit losses ($1.2 billion), and higher depreciation expense for leased vehicles (about $700 million).  Other factors that explain the decrease in pre-tax earnings include lower volume primarily related to lower average receivables (about $300 million), higher net losses related to market valuation adjustments to derivatives (about $200 million), and the non-recurrence of the gain related to the sale of a majority of Ford Credit’s interest in AB Volvofinans (about $100 million).  These factors were partially offset by higher financing margin primarily attributable to lower borrowing costs (about $200 million), the non-recurrence of costs associated with Ford Credit's North American business transformation initiative (about $200 million), lower expenses primarily reflecting improved operating costs (about $300 million), and a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operation (about $100 million).

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

•
Managed basis.  Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that Ford Credit continues to service; and

•
Serviced basis.  Includes managed receivables and leases, and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

Ford Credit analyzes its financial performance primarily on a managed and on-balance sheet basis.  It retains interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, has credit risk.  As a result, it evaluates credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis.  In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and, as a result, it generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities.  To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

Ford Credit's receivable levels are shown in the table below (in billions):

	December 31,
On-Balance Sheet	2008	2007
Finance receivables
Retail installment	$62.8	$73.3
Wholesale	27.7	34.7
Other	2.8	3.4
Total finance receivables, net	93.3	111.4
Net investment in operating leases	22.5	29.7
Total on-balance sheet (a)(b)	$115.8	$141.1
Unearned Interest Supplements — included in Finance receivables	$1.3	$—
Securitized Off-Balance Sheet
Finance receivables
Retail installment	$0.6	$6.0
Wholesale	—	—
Other	—	—
Total finance receivables	0.6	6.0
Net investment in operating leases	—	—
Total securitized off-balance sheet	$0.6	$6.0
Managed
Finance receivables
Retail installment	$64.7	$79.3
Wholesale	27.7	34.7
Other	2.8	3.4
Total finance receivables, net	95.2	117.4
Net investment in operating leases	22.5	29.7
Total managed	$117.7	$147.1
Serviced	$118.0	$148.0
__________
(a)
At December 31, 2008 and 2007, includes finance receivables of $73.7 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at December 31, 2008 and 2007, includes net investment in operating leases of $15.6 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors until the associated debt or other obligations are satisfied.

(b)	Includes allowance for credit losses of $1.7 billion and $1.1 billion at December 31, 2008 and 2007, respectively.

Managed receivables decreased from year-end 2007, primarily reflecting lower North America receivables (mainly due to lower Ford vehicle sales), changes in currency exchange rates, the impact of divestitures and alternative business arrangements, and the second quarter 2008 impairment charge for its North America operating leases.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows worldwide charge-offs (credit losses net of recoveries), for Ford Credit for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for Ford Credit's on-balance sheet and managed portfolios.

Charge-offs (in millions)	2008	2007	2008 Over/(Under) 2007
On-Balance Sheet
Retail installment and lease	$1,089	$608	$481
Wholesale	29	17	12
Other	17	7	10
Total on-balance sheet	$1,135	$632	$503
Securitized Off-Balance Sheet
Retail installment and lease	$31	$65	$(34)
Wholesale	—	—	—
Other	—	—	—
Total securitized off-balance sheet	$31	$65	$(34)
Managed
Retail installment and lease	$1,120	$673	$447
Wholesale	29	17	12
Other	17	7	10
Total managed	$1,166	$697	$469
Loss-to-Receivables Ratios On-Balance Sheet
Retail installment and lease	1.10%	0.60%	0.50 pts.
Wholesale	0.09	0.05	0.04
Total including other	0.84%	0.46%	0.38 pts.
Managed
Retail installment and lease	1.10%	0.61%	0.49 pts.
Wholesale	0.09	0.05	0.04
Total including other	0.84%	0.47%	0.37 pts.

Most of Ford Credit's charge-offs are related to retail installment sale and lease contracts.  Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other losses associated with impaired accounts and unrecoverable vehicles.  Ford Credit incurs credit losses on its wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.

Charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios increased from a year ago.  These increases primarily reflected higher severity and higher repossessions in the retail installment and lease portfolio, higher unrecoverable vehicles and other losses, and lower recoveries.  The higher severity is mainly due to lower auction values in the used vehicle market, an increase in the amount financed, and a higher mix of 72-month contracts.  Wholesale and dealer loan charge-offs increased from a year ago, primarily reflecting an increase in dealer defaults.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables (excluding unearned interest supplements), and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio for the years ended December 31 (dollar amounts in billions):

Allowance for Credit Losses	2008	2007
Balance, beginning of year	$1.1	$1.1
Provision for credit losses	1.8	0.6
Deductions
Charge-offs before recoveries	1.5	1.1
Recoveries	(0.4)	(0.5)
Net charge-offs	1.1	0.6
Other changes, principally amounts related to translation adjustments and finance receivables sold	0.1	—
Net deductions	1.2	0.6
Balance, end of year	$1.7	$1.1
Allowance for credit losses as a percentage of end-of-period net receivables	1.40%	0.77%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's allowance for credit losses totaled $1.7 billion at December 31, 2008, including about $210 million to reflect higher severities consistent with its updated assumptions due to lower auction values during 2008.  The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics.  In addition to Ford Credit’s proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of December 31, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007.

Residual Risk

Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit.  Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle.  Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.  For additional discussion, see "Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases."

In the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles.  This shift in preferences caused a significant reduction in auction values.  As a result of these market factors and Ford Credit's 2008 second quarter adequacy study results, Ford Credit recorded a pre-tax impairment charge of $2.1 billion representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded their fair value (see "Critical Accounting Estimates – Ford Credit North America Investment in Operating Leases").

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America segment, which accounted for about 98% of its total investment in operating leases at December 31, 2008 (in thousands, except for percentages):

	Full Year
	2008	2007
Placements	317	484
Terminations	381	378
Returns	327	300

Memo:
Return rates	86%	79%

In 2008, placement volumes were down 167,000 units compared with 2007, primarily reflecting lower industry sales volumes, our lower market share, and changes in our marketing programs which emphasized retail installment sale contracts.  Termination and return volumes increased 3,000 units and 27,000 units, respectively, compared with last year, primarily reflecting growth in lease placements since 2004 and higher return rates, consistent with auction values that were lower than expected at the time of contract purchase and a general shift in consumer preferences away from full-size trucks and traditional sport utility vehicles.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While Ford Credit continues to offer leasing to customers who prefer this product, lower auction values and the present funding environment have made leasing less economical for Ford Credit and for consumers.  This has contributed to a reduction in Ford Credit's lease originations and over time will reduce its residual risk exposure.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience.

The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant fourth quarter 2008 vehicle mix for lease terms comprising about 65% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Full Year
	2008	2007
Returns
24-Month term	88	85
36-Month term	61	58
39-Month term/Other term	19	34
Total returns	168	177

Memo:
Return rates	88%	83%

Auction Values at Constant Fourth Quarter 2008 Vehicle Mix
24-Month term	$14,970	$17,475
36-Month term	12,600	14,575

In 2008, Ford, Lincoln, and Mercury brand U.S. return volumes were down 9,000 units compared with 2007, primarily reflecting a shift in lease term placement mix from 24-month to 36-month in 2006, partially offset by higher return rates.  Auction values at constant fourth quarter 2008 mix were down $2,505 per unit from 2007 levels for vehicles under 24-month leases, and down $1,975 for vehicles under 36-month leases, primarily reflecting the overall auction value deterioration in the used vehicle market and a shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles.

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

Ford Credit

The decrease in pre-tax earnings primarily reflected a higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions (about $500 million), lower financing margin primarily related to higher borrowing costs (about $400 million), unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $400 million), and higher other costs primarily due to Ford Credit's North American business transformation initiative (about $100 million).  These factors were offset partially by lower expenses primarily reflecting improved operating costs (about $400 million) and lower net losses related to market valuation adjustments to derivatives (about $300 million).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been heavily impacted by the global economic crisis, which has included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors and trends described above, and the costs associated with transforming our business, have put significant pressure on our Automotive liquidity (as evidenced during 2008 by negative Automotive gross cash flow of $21.2 billion and total Company net loss of $14.7 billion).  While the economic environment worsens, we believe that our continued focus on our plan as discussed below is the right strategy to achieve our objectives.  Our strategy includes ensuring that we have sufficient funding available with a high degree of certainty throughout the business cycle.  Our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.  In addition, our strategy includes maintaining large gross cash balances, having a long-dated debt maturity profile, maintaining committed credit facilities, and funding long-term liabilities over time.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees.  Before 2008, we included in Automotive gross cash those VEBA assets that were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").  As a result of the Retiree Health Care Settlement Agreement (discussed in Note 23 of the Notes to the Financial Statements), we did not in 2008 and do not expect in the future to have significant short-term VEBA assets.  Gross cash as of December 31 is detailed below for the years shown (in billions):

	December 31,
	2008	2007	2006	2005
Cash and cash equivalents	$6.4	$20.7	$16.0	$13.4
Marketable securities (a)	9.3	2.0	11.3	6.9
Loaned securities	—	10.3	5.3	3.4
Total cash, marketable securities and loaned securities	15.7	33.0	32.6	23.7
Securities-in-transit (b)	—	(0.3)	(0.5)	—
UAW-Ford TAA (c)	(2.3)	—	—	—
Short-term VEBA assets	—	1.9	1.8	1.4
Gross cash (d)	$13.4	$34.6	$33.9	$25.1
__________
(a)
Included in 2008 are Ford Credit debt securities that we purchased through December 31, 2008 with a carrying value of $492 million; the estimated fair value of these securities at December 31, 2008 was $437 million.  Debt securities with a face and fair value of about $135 million matured on January 15, 2009.  Also included are Mazda marketable securities with a fair value of $322 million at December 31, 2008.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(c)	Amount transferred to UAW-Ford TAA that, due to consolidation, continues to be shown in Cash, marketable securities and loaned securities.
(d)
Pursuant to the Retiree Health Care Settlement Agreement (see Note 23 of the Notes to the Financial Statements), in January 2008 we contributed $4.6 billion of assets and reduced our Automotive gross cash accordingly.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2008 (a)	2007	2006
Gross cash at end of period	$13.4	$34.6	$33.9
Gross cash at beginning of period	34.6	33.9	25.1
Total change in gross cash	$(21.2)	$0.7	$8.8

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$(6.3)	$(1.1)	$(5.1)
Capital expenditures	(6.5)	(6.0)	(6.8)
Depreciation and special tools amortization	5.5	6.8	7.1
Changes in receivables, inventory and trade payables	(2.9)	(0.7)	(2.0)
Other (b)	(6.4)	1.4	1.2
Subtotal	(16.6)	0.4	(5.6)
Up-front subvention payments to Ford Credit	(2.9)	—	—
Total operating-related cash flows	(19.5)	0.4	(5.6)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.7)	(2.5)	(1.2)
Contributions to funded pension plans	(1.0)	(1.6)	(0.8)
Net effect of TAA/VEBA on gross cash	(4.6)	1.2	3.4
Capital transactions with Financial Services sector (c)	—	—	1.4
Tax payments, tax refunds and tax receipts from affiliates	2.2	2.6	0.3
Acquisitions and divestitures	2.5	1.1	0.2
Dividends to shareholders	—	—	(0.5)
Net proceeds from/(Payments on) Automotive sector debt	(0.5)	(0.6)	11.7
Other (d)	0.4	0.1	(0.1)
Total change in gross cash	$(21.2)	$0.7	$8.8
__________

(a)
Excluding sale proceeds, total change in Automotive gross cash attributable to Jaguar Land Rover operations was $300 million net cash outflow for 2008.  Except for up-front subvention payments to Ford Credit, Jaguar Land Rover cash outflows are excluded from each line item of this table and included in Other within "Other changes in gross cash."

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, marketing, and warranty, as well as additional factors such as the impact of foreign currency translation on our cash balances, and tax payments.

(c)
Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.  Ford Credit suspended its regular dividend payments in 2007.

(d)	In 2008, primarily the net issuance of Ford Common Stock (an inflow of about $800 million) and dividends to minority shareholders of consolidated subsidiaries (an outflow of about $200 million).

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2008 (a)	2007	2006
Cash flows from operating activities of continuing operations (b)	$(12.4)	$8.7	$(4.2)
Items included in operating-related cash flows
Capital expenditures	(6.5)	(6.0)	(6.8)
Net transactions between Automotive and Financial Services sectors (c)	(0.8)	(0.3)	(0.5)
Net cash flows from non-designated derivatives	1.2	1.1	0.2
Foreign currency translation	(0.3)	0.5	0.1
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits reserve	0.7	2.5	1.2
Net (sales)/purchases of trading securities	—	(4.5)	6.8
Contributions to funded pension plans	1.0	1.6	0.8
VEBA cash flows (reimbursement for benefits paid)	—	(1.1)	(2.9)
Tax refunds, tax payments, and tax receipts from affiliates	(2.2)	(2.6)	(0.3)
Other (b)	(0.2)	0.5	—
Operating-related cash flows	$(19.5)	$0.4	$(5.6)
________
(a)	Except as noted (see footnote (b) below), 2008 data exclude Jaguar Land Rover; 2007 and 2006 include Jaguar Land Rover.
(b)	Includes Jaguar Land Rover.
(c)
Primarily payables and receivable's between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt and Net Cash.  At December 31, 2008, our Automotive sector had total debt of $25.8 billion, compared with $26.9 billion a year ago.  This reduction is primarily explained by various exchanges of debt securities with an aggregate principal amount of $431 million for shares of Ford Common Stock, debt transferred to the buyer upon the sale of Jaguar Land Rover, favorable currency exchange, and the conversion of senior convertible notes to shares of Ford Common Stock.

At December 31, 2008, our Automotive sector had negative net cash (defined as gross cash less total debt) of $12.4 billion, compared with net cash of $7.7 billion at the end of 2007.

The weighted-average maturity of our total Automotive debt is approximately 15 years, and is measured based on the maturity dates of our debt or the first date of any put option available to the owners of our debt.  About $3 billion of debt matures by December 31, 2012, and about $15 billion matures or has a put option by December 31, 2017.  For additional information on debt, see Note 16 of the Notes to the Financial Statements.

Pursuant to the Retiree Health Care Settlement Agreement, on April 9, 2008 we issued to a wholly-owned subsidiary Ford-UAW Holdings LLC, $3.3 billion principal amount of our 5.75% Senior Convertible Note Due 2013 (the "Convertible Note") and $3 billion principal amount of our 9.50% Guaranteed Secured Note Due January 1, 2018 (the "Second Lien Note").  Upon the required transfer of the Convertible Note and Second Lien Note to a new external VEBA established pursuant to the Retiree Health Care Settlement Agreement, which is expected to occur at December 31, 2009, our Automotive and total Company net debt would increase by about $6.3 billion as a result of the Convertible Note and Second Lien Note becoming outstanding at that time for financial reporting purposes.  The amount of the Automotive sector debt increase would depend on market yields for similar debt.

In January 2009, we liquidated the assets in the TAA and replaced them with a promissory note owing by Ford to Ford-UAW Holdings LLC, allowing us to access the TAA assets as another available source of liquidity for use during 2009 in our operations.  The promissory note is in the principal amount of $2.3 billion (the market value of the TAA assets at December 31, 2008); matures on December 31, 2009; bears interest at 9% per annum; and requires payment of an amount, if any, by which the returns in a hypothetical investment portfolio of the TAA assets would have exceeded a 9% return for 2009, not to exceed $150 million.

See "Overview" above for discussion of a tentative agreement we have reached with the UAW to modify the Retiree Health Care Settlement Agreement and the related notes.

Secured Credit Agreement.  On December 15, 2006, we entered into a secured credit agreement (the "Credit Agreement") which provides for a seven-year, $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion.  The Credit Agreement has been filed and is incorporated by reference herein as Exhibit 10-AA hereto.  Due to concerns about the instability in the capital markets with the uncertain state of the global economy, on January 29, 2009, we gave notice to borrow the total unused amount (i.e., $10.9 billion) under our secured revolving credit facility.  On February 3, 2009, the requested borrowing date, the lenders under that facility advanced to us $10.1 billion.  As expected, the unused portion of the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not advanced because LCPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  The total $10.1 billion revolving loan will bear interest at LIBOR plus a margin of 2.25% and will mature on December 15, 2011.  For more information about this revolving credit facility, see Note 16 of the Notes to the Financial Statements.

The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets.  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Volvo Holding Company Inc. (a holding company for Volvo), Ford Motor Company of Canada, Limited ("Ford Canada") and Grupo Ford S. de R.L. de C.V. (a Mexican subsidiary); 66% to 100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Credit Agreement requires ongoing compliance with a borrowing base covenant and contains other restrictive covenants, including a restriction on our ability to pay dividends.  The Credit Agreement prohibits the payment of dividends (other than dividends payable solely in stock) on Ford Common and Class B Stock, subject to certain limited exceptions.  In addition, the Credit Agreement contains a liquidity covenant requiring us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities and short-term VEBA assets and/or availability under the revolving credit facility.

With respect to the borrowing base covenant, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral described above such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement (the "Borrowing Base value").

The following table provides detail of Borrowing Base value for various categories of collateral (in millions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables$	$377	75%	$283
U.S. inventory	2,256	60%	1,354
Pledge of intercompany notes	5,912	N/A	3,658
Pledge of equity in Ford Credit and certain foreign subsidiaries (net of intercompany transactions)	15,697	75%	11,773
U.S. property, plant and equipment subject to indenture limitation	4,846	N/A	2,329
Other U.S. machinery and equipment	3,216	40%	1,286
Intellectual property and U.S. trademarks (b)	7,900	N/A	2,500

Eligible value/borrowing base	$40,204		$23,183
_________
(a)
Based on formulas set forth in the Credit Agreement, and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2008; equity of Ford Credit is based on its book value at December 31, 2008, net of certain intercompany transactions, and equity in other subsidiaries is based on a multiple of their two-year average EBITDA less debt.

(b)	Value reflects independent third party valuation of trademarks.

As of December 31, 2008, the Borrowing Base value and the total outstanding amount of debt secured by collateral were $23,183 million and $7,354 million, respectively, which resulted in collateral coverage ratio of 3.15 to 1.  On a pro forma adjusted basis to take into account the $10.1 billion revolving loan advanced to us on February 3, 2009, the resulting collateral coverage ratio would have been 1.33 to 1 at December 31, 2008.

The borrowing base increased by $1.1 billion over December 31, 2007 primarily due to improved equity in Ford Espana S.A. and the inclusion of Ford Deutschland Holdings, GmbH offset partially by the second quarter North America fixed asset impairment, elimination of certain intercompany notes as a result of the Jaguar Land Rover divestiture, and reductions in North America inventory levels.

In addition to customary payment, representation, bankruptcy, and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money, and a change in control default.

Other Credit Facilities.  Excluding our secured revolving credit facility discussed above, at December 31, 2008, we had $722 million of other contractually-committed Automotive credit facilities with financial institutions, including $141 million of worldwide Automotive unsecured credit facilities and $581 million of local credit facilities to foreign Automotive affiliates.  Of the $195 million borrowed under these lines, most matures in 2009.  Of the $527 million available for use, $121 million are committed through June 30, 2009, $25 million are committed through June 30, 2010, $327 million are committed through April 1, 2012, and the remainder expire before June 30, 2009.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pension Plan Contributions.  Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  We do from time to time make contributions beyond those legally required.

In 2008, we made $1.7 billion of cash contributions to our funded pension plans, including plans for our former Jaguar and Land Rover operations.  During 2009, we expect to contribute to worldwide pension plans $1.5 billion from available Automotive cash and cash equivalents.  This amount includes about $400 million of benefit payments paid directly by us for unfunded plans.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2009.  For a further discussion of our pension plans, see Note 23 of the Notes to the Financial Statements.

Financial Services Sector

Ford Credit

Ford Credit has been able to fund its business and support the sale of Ford vehicles despite the challenges of the global economic crisis, largely by reducing receivables and using its committed liquidity programs and government-sponsored funding programs in the United States and Europe.  Ford Credit's funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  As a result of lower unsecured credit ratings assigned to Ford Credit over the past few years, its unsecured funding costs have increased over time.  While Ford Credit continues to access the unsecured debt market when it makes sense to do so, Ford Credit has increased its use of securitization funding as it has been more cost effective than unsecured funding and allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2009 funding requirements through securitizations, including the use of government-sponsored funding programs.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various financial institutions in Europe for full service leasing and retail and wholesale financing). Ford Credit is continuing to explore and execute such alternative business arrangements.  Ford Credit has applied for FDIC and State of Utah approval for an industrial loan corporation, which if approved will allow Ford Credit to obtain funding by issuing FDIC-insured certificates of deposit.

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  Ford Credit continues to face the challenges of the global credit crisis, including reduced access to public and private securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on its committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations, shorter maturities in Ford Credit’s public and private securitization issuances in certain circumstances, and a reduction in its capacity to obtain derivatives to manage market risk, including interest rate risk, in its securitization programs.  Given present market conditions, Ford Credit does not expect a significant near-term reduction in its credit spreads or the cost of renewing its committed liquidity programs.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If auction values for used vehicles weaken further or there is continued disruption in the market for the types of asset-backed securities used in Ford Credit's asset-backed funding, there will be increased risk to Ford Credit's funding plan.  As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates; this reduction could reduce its ongoing profits and adversely affect its ability to support the sale of Ford vehicles.

Debt and Cash.  Ford Credit's total debt plus securitized off-balance sheet funding was $127 billion at December 31, 2008, $17.7 billion lower compared with a year ago.  At December 31, 2008, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $23.6 billion (including $5.5 billion to be used only to support on-balance sheet securitizations, compared with $4.7 billion at year-end 2007).  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's funding sources include primarily securitizations and, to a limited extent, unsecured debt. Ford Credit issues both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months. Ford Credit sponsors a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. During 2008, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of their lower relative costs given its credit ratings (as described below) and the diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests), as a percent of total managed receivables, was as follows at the end of each of the last three years: 2008 – 62%, 2007 – 51%, 2006 – 48%.

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and other international markets.  At December 31, 2008, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was about $2 billion.  At present, all of Ford Credit's short-term credit ratings by SEC-designated nationally recognized statistical rating organizations (the "NRSROs") are below the Tier-2 category, and as a result it has limited access to the unsecured commercial paper market and Ford Credit's unsecured commercial paper cannot be held by money market funds.  At December 31, 2008, the principal amount outstanding of Ford Credit's unsecured commercial paper was about $12 million.  Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations.  Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which Ford Credit believes should be sufficient for its unsecured short-term funding obligations.

Government-Sponsored Funding Programs.  Ford Credit’s near-term funding sources include government-sponsored funding programs.  In October 2008, Ford Credit registered to sell up to $16 billion of Ford Credit's retail securitization program ("FCAR") asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”).  Each sale under the CPFF is for a term of 90 days and sales can be made through October 30, 2009.  Through December 31, 2008, Ford Credit sold to the CPFF about $7 billion of FCAR asset-backed commercial paper.  In addition, as of December 31, 2008, FCE had accessed $1.1 billion of short-term funding under the European Central Bank’s (“ECB”) open market operations program under which obligations are backed by either notes or receivables.  In January 2009, the ECB announced an increase in the minimum ratings threshold required to access funding under this facility and the higher ratings requirement could reduce FCE’s level of funding from this facility.

In November 2008, the U.S. Federal Reserve announced the Term Asset-Backed Securities Loan Facility (“TALF”), pursuant to which the Federal Reserve Bank of New York will provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loans.  Asset-backed securities backed by automotive retail, lease, and wholesale finance receivables qualify for the TALF program.  On February 10, 2009, this program was further expanded to $1 trillion by the Consumer and Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury.

To be eligible for TALF, asset-backed securities must be issued after January 1, 2009, and all or substantially all of the underlying automotive finance receivables must have been originated on or after October 1, 2007.  To appeal to a broad investor base for its asset-backed securities, Ford Credit plans to make the majority of its 2009 U.S. asset-backed securitizations eligible for TALF, which would require that these securitizations have a credit rating in the highest long-term or short-term investment grade rating category from two or more major NRSROs (as designated by the Federal Reserve Bank) and not have a credit rating below the highest investment grade rating category from any major NRSRO.

Wholesale securitization under the TALF program is limited to the amount of an issuer’s wholesale securitizations maturing in 2009, which for Ford Credit would limit its TALF-eligible wholesale issuances to $6.5 billion, assuming the relevant credit rating requirements are met.  At this time, Ford Credit does not meet the credit rating requirements under TALF and the ECB program for its wholesale securitizations, but is working toward meeting the credit rating requirements in the near future.  Ford Credit's inability to obtain the necessary credit ratings for its issuances would limit its ability to finance wholesale receivables for our dealers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Due to the present global credit crisis and Ford Credit's limited access to public and private securitization markets, Ford Credit expects the majority of its funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs.

 In addition, in January 2009, the Canadian government announced a C$12 billion Canadian Secured Credit facility which is intended to provide asset-backed funding for automotive and commercial loans and leases.  Ford Credit plans to pursue funding under this program and any other global government-sponsored programs for which it is eligible.

Credit Facilities and Committed Liquidity Programs.  See Note 16 of the Notes to the Financial Statements for more information regarding credit facilities and committed liquidity programs for Ford Credit.  As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.

Funding Portfolio.  Ford Credit’s outstanding debt and off-balance sheet securitizations were as follows on the dates indicated (in billions, except for ratios):

	December 31,
Debt	2008	2007
Asset-backed commercial paper (a)(b)	$11.5	$13.5
Other asset-backed short-term debt (a)	5.6	5.2
Ford Interest Advantage	2.0	5.4
Unsecured commercial paper	—	0.5
Other short-term debt	1.1	1.5
Total short-term debt	20.2	26.1
Unsecured long-term debt (including notes payable within one year)	51.2	62.8
Asset-backed long-term debt (including notes payable within one year) (a)	55.1	50.5
Total debt	126.5	139.4
Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	0.6	6.0
Retained interest	(0.1)	(0.7)
Total off-balance sheet securitizations	0.5	5.3

Total debt plus off-balance sheet securitizations	$127.0	$144.7
Ratios
Securitized funding to managed receivables	62%	51%
Short-term debt and notes payable within one year to total debt	50	43
Short-term debt and notes payable within one year to total capitalization	46	39
__________
(a)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	At December 31, 2008, includes $7 billion of asset-backed commercial paper sold to the CPFF.

At December 31, 2008, Ford Credit’s unsecured long-term debt (including notes payable within one year) was down about $12 billion from year-end 2007, primarily reflecting about $14 billion of debt maturities and about a $1 billion decrease in the debt balance due to changes in currency exchange rates offset partially by about $3 billion of unsecured long-term debt issuance.  Unsecured long-term debt maturities were as follows: 2009 – $16 billion; 2010 – $8 billion; 2011 – $12 billion; and the remainder thereafter.  On October 15, 2008, holders of $2 billion of debt with an original maturity date of 2012 exercised their option to sell (put) the bonds back to Ford Credit and receive full payment of their principal in April 2009.  These bonds are reflected in the 2009 maturities.  In 2008, Ford Credit repurchased about $200 million par value of unsecured debt with original maturity in the first half of 2009.  From January 1, 2009 through February 25, 2009, Ford Credit repurchased about $200 million par value of its unsecured debt with original maturity in the first half of 2009 and included in the maturities above.  In addition, in 2008 we purchased about $500 million of Ford Credit's unsecured debt.

At December 31, 2008, Ford Credit’s asset-backed long-term debt (including notes payable within one year) was up about $5 billion from year-end 2007, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt.  Ford Credit’s securitized off-balance sheet funding was down about $5 billion from year-end 2007, reflecting the amortization of previous securitizations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances for 2007 and 2008 and its planned issuances for 2009 (in billions):

	2009 Forecast	2008	2007
Public Term Funding
Unsecured	$0–2	$2	$6
Securitizations (a)	5–10	11	6
Total public term funding	$5–12	$13	$12

Private Term Funding (b)	$10–15	$29	$28
__________
(a)	Reflects new issuance; excludes other structured financings.
(b)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

The cost of securitizations and unsecured debt funding is based on a margin or spread over a benchmark interest rate.  Spreads are typically measured in basis points.  Ford Credit's asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable LIBOR or other comparable benchmark rates.  Ford Credit's unsecured commercial paper funding costs are based on spreads to LIBOR.  Ford Credit's floating rate demand notes funding costs are changed depending on market conditions.  In addition to enhancing Ford Credit's liquidity, one of the main reasons that Ford Credit has increased its use of securitizations as a funding source over the last few years has been that spreads on its securitizations have been more stable and lower than those on its unsecured long-term debt funding.  Prior to August 2007, Ford Credit's securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while its unsecured long-term spreads were volatile.  Consistent with the overall market, Ford Credit was impacted by volatility in the asset-backed securities markets beginning in the second half of 2007.  Ford Credit experienced higher spreads for several of its committed liquidity programs as well as its public and private issuances.  In the first half of 2008, Ford Credit's spreads on the fixed rate notes offered in its U.S. public retail securitizations ranged between 80 and 200 basis points over the relevant benchmark rates (U.S. public retail securitizations were not offered in the second half of 2008).  During 2008, Ford Credit's U.S. unsecured long-term debt funding spreads as measured by the five-year credit default swap market ranged between 690 basis points over LIBOR and more than 2,500 basis points over LIBOR.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control.  If credit markets continue to constrain term securitization funding, Ford Credit will consider reducing its assets below the low-end of its projected year-end 2009 managed receivables balance (i.e., below $90 billion).

Balance Sheet Liquidity Profile.  Ford Credit defines its balance sheet liquidity profile as the cumulative maturities of its finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods.  The following table shows Ford Credit's balance sheet liquidity profile for the periods presented as of December 31, 2008 (in billions):

	Cumulative Maturities
	Through 2009	Through 2010	Through 2011	Through 2012 and Thereafter
Finance receivables (a), investment in operating leases (b) and cash (c)	$89.3	$116.5	$131.6	$142.4
Debt	(71.3)	(91.7)	(109.7)	(126.5)
Finance receivables, investment in operating leases and cash over/(under) debt	$18.0	$24.8	$21.9	$15.9
__________
(a)	Finance receivables net of unearned income.
(b)	Investment in operating leases net of accumulated depreciation.
(c)	Cash includes cash, cash equivalents and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2008.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash.  Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination.  The table above reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2009 maturities include all of the wholesale securitizations that otherwise extend beyond 2009; and

•
Retail and lease securitizations under certain committed liquidity programs are treated as amortizing on January 1, 2009 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2009.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  Ford Credit refers to its shareholder's interest and its historical stockholder's equity as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity
		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents and Marketable Securities (a)	-	Adjustments for Derivative Accounting on Total Debt (b)
Managed Leverage	=
				Equity	+	Minority Interest	-	Adjustments for Derivative Accounting on Equity (b)
__________
(a)	Excluding marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	December 31,
	2008	2007	2006
Total debt	$126.5	$139.4	$139.7
Total equity	10.6	13.4	11.8
Financial statement leverage (to 1)	12.0	10.4	11.9

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	December 31,
	2008	2007	2006
Total debt	$126.5	$139.4	$139.7
Securitized off-balance sheet receivables outstanding	0.6	6.0	12.2
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.7)	(1.0)
Adjustments for cash, cash equivalents and marketable securities (a)	(23.6)	(16.7)	(21.8)
Adjustments for derivative accounting (b)	(0.4)	—	(0.1)
Total adjusted debt	$103.0	$128.0	$129.0

Total equity (including minority interest)	$10.6	$13.4	$11.8
Adjustments for derivative accounting (b)	(0.2)	(0.3)	(0.5)
Total adjusted equity	$10.4	$13.1	$11.3
Managed leverage (to 1)	9.9	9.8	11.4
__________
(a)	Excluding marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

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

In addition, Ford Credit adds its minority interests to its financial statement equity because all of the debt of such consolidated entities is included in its total debt.  Ford Credit makes derivative accounting adjustments to its assets, debt, and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitizations.  The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates.  Ford Credit generally repays its debt obligations as they mature.  As a result, Ford Credit excludes the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates.  Ford Credit believes the managed leverage measure provides its investors with meaningful information regarding management's decision-making processes.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At December 31, 2008, Ford Credit's managed leverage was 9.9 to 1, compared with 9.8 to 1 a year ago.  In 2008, Ford Credit did not pay any distributions.  See "Outlook" for discussion of Ford Credit's planned 2009 distributions.

Securitizations by Ford Credit

Securitization.  Ford Credit securitizes finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures.  Ford Credit's securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.  Ford Credit completed its first securitization in 1988, and regularly securitizes assets, purchased or originated, in the United States, Canada, Mexico, and Europe (including the United Kingdom, Germany, Spain, Italy, and France).

Most of Ford Credit's securitizations do not satisfy the requirements for accounting sale treatment, and the securitized assets and associated debt remain on Ford Credit's balance sheet.  Some of Ford Credit's securitizations, however, do satisfy accounting sale treatment and are not reflected on its balance sheet in the same way as debt funding.  All of Ford Credit's securitization transactions since January 2007 have been on-balance sheet transactions.  Both on- and off-balance sheet securitizations have an effect on its financial condition, operating results and liquidity.

Ford Credit securitizes its assets because the securitization market provides it with a lower cost source of funding compared with unsecured debt given our present credit ratings, and it diversifies Ford Credit's funding among different markets and investors.  In the United States, Ford Credit generally is able to obtain funding in two days for its unutilized capacity in most of its committed liquidity programs.  New programs and new transaction structures typically require substantial development time before coming to market.  As a result of ongoing market volatility, Ford Credit's ability to access non-committed sources is limited at this time.  This market volatility has impacted the timing, amount, cost, enhancements, and types of securitizations Ford Credit is able to complete.

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

Ford Credit provides various forms of credit enhancements to reduce the risk of loss for securitization investors.  Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities).  Ford Credit may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity.  Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities, and certain cash deposits.  Ford Credit has no direct exposure to monoline insurance companies (insurance companies that operate in a single industry and guarantee the timely repayment of bond principal and interest when an issuer defaults).

Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests.  Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses.  Ford Credit retains credit risk in securitizations because its retained interests include the most subordinated interests in the securitized assets, and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors.  Based on past experience, Ford Credit expects that any losses in the pool of securitized assets would likely be limited to its retained interests.

Ford Credit is engaged as servicer to collect and service the securitized assets.  Its servicing duties include collecting payments on the securitized assets and preparing monthly investor reports on the performance of the securitized assets and on amounts of interest and/or principal payments to be made to investors.  While servicing securitized assets, Ford Credit applies the same servicing policies and procedures that Ford Credit applies to its owned assets and maintains its normal relationship with its financing customers.

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

•
Flat Revolving Structures in Europe.  If credit losses or delinquencies on FCE's assets used for these structures exceed specified levels, or if FCE fails to add the required amount of additional assets, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Variable Funding Note Structures in Europe.  If credit losses or delinquencies on FCE's assets used for these notes exceed specified levels, or if payment rates on FCE's wholesale receivables are lower than specified levels, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding and any existing funding would begin to amortize.

In the past, these features have not limited Ford Credit's ability to use securitization to fund its operations.

In addition to the specific transaction-related structural features discussed above, Ford Credit's securitization programs may be affected by the following factors:  market disruption and volatility, the market capacity for Ford Credit and Ford Credit's sponsored investments, the general demand for the type of assets supporting the asset-backed securities, the availability of committed liquidity facilities, the amount and credit quality of assets available, the performance of assets in its previous securitizations, accounting and regulatory changes, and Ford Credit's credit ratings.  In addition, a bankruptcy of Ford, Ford Credit, or FCE would cause certain of Ford Credit's funding transactions to amortize and result in a termination of certain liquidity commitments.  If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit's financial condition and results of operations, which could adversely affect its ability to support the sale of our vehicles.

On-Balance Sheet Arrangements

Most of Ford Credit’s securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in Ford Credit’s financial statements.  Ford Credit expects its future securitizations to be on-balance sheet.  Ford Credit believes on-balance sheet arrangements are more transparent to its investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These assets are not available to pay Ford Credit’s other obligations or the claims of its other creditors until the associated debt or other obligations are satisfied.  This debt is not Ford Credit’s legal obligation or the legal obligation of its other subsidiaries.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitizations are as follows (in billions):

	December 31,
	2008	2007
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations	$89.3	$86.1
Cash balances to be used only to support the on-balance sheet securitizations	5.5	4.7
Debt payable only out of collections on the underlying securitized assets and related enhancements	72.2	69.2

See Note 16 of the Notes to the Financial Statements for more information regarding on-balance sheet securitizations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.  These include securitizations by Ford Credit in off-balance sheet transactions, variable interest entities ("VIEs") and guarantees.  For a discussion of our VIEs and guarantees, see Notes 11 and 29, respectively, of the Notes to the Financial Statements.

In 2008, Ford Credit did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), which is consistent with its plan to fund securitizations through on-balance sheet transactions.  In 2008, income related to off-balance sheet arrangements reported in Financial Services revenues was $199 million compared with $391 million in 2007, a decline of $192 million.  The decline primarily reflected amortization of the off-balance sheet securitization portfolio.  Securitized off-balance sheet receivables were about $600 million and $6 billion at December 31, 2008 and 2007, respectively.

Total Company

Stockholders' Equity.  Our stockholders' equity was negative $17.3 billion at December 31, 2008, a decline of about $22.7 billion compared with December 31, 2007.  The decline primarily reflected unfavorable changes in Retained earnings, due to our 2008 net loss and unfavorable changes in Accumulated other comprehensive income/(loss) primarily related to currency translation and pension and OPEB adjustments, offset partially by changes in Capital in excess of par value of stock, primarily the issuance of stock.  See the Consolidated Statement of Stockholders' Equity in our Financial Statements for details of Comprehensive income/(loss).

Credit Ratings.  Our short- and long-term debt is rated by four credit rating agencies designated as NRSROs by the SEC:

•	DBRS Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody’s"); and
•	Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

In several markets, locally recognized rating agencies also rate us.  A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity.  Their ratings of us are based on information provided by us and other sources.  Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency.  Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.  Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets.  The NRSROs have indicated that our lower ratings are primarily a reflection of the rating agencies' concerns regarding our automotive cash flow, liquidity and profitability, low industry sales volume, changes in market share and product portfolio mix, and industry pricing pressure.

The following ratings actions were taken in the fourth quarter of 2008:

Ford
▪	DBRS	In November 2008, DBRS lowered Ford's long-term rating to CCC from CCC (high) and maintained Ford's trend at Negative.
▪	Fitch	In October 2008, Fitch lowered Ford's long-term rating to CC from CCC+ and maintained Ford's outlook at Negative
▪	Moody's	Moody's lowered Ford's long-term rating to Caa2 from Caa1 in November 2008 and to Ca from Caa2 in December 2008. Moody's maintained Ford's outlook at Negative.
▪	S&P	In November 2008, S&P lowered Ford's long-term rating to CCC- from CCC and maintained Ford's outlook at Negative.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit
▪	DBRS	In November 2008, DBRS lowered Ford Credit's long-term rating to B (low) from B, lowered Ford Credit's short-term rating to R-5 from R-4 and maintained Ford Credit's trend at Negative.
▪	Fitch	In October 2008, Fitch lowered Ford Credit's long-term rating to B- from B+, lowered Ford Credit's short-term rating to C from B and maintained Ford Credit's outlook at Negative.
▪	Moody's
Moody's lowered Ford Credit's long-term rating to B2 from B1 in October 2008, to B3 from B2 in November 2008, and to Caa1 from B3 in December 2008.  Moody's maintained Ford Credit's outlook at Negative.

▪	S&P	In November 2008, S&P lowered Ford Credit's long-term rating to CCC+ from B- and maintained Ford Credit's outlook at Negative.

The following summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO DEBT RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	CCC (high)	CCC	B (low)	Negative	B (low)	R-5	Negative
Fitch	CCC	CC	B	Negative	B-	C	Negative
Moody's	Caa3	Ca	B2	Negative	Caal	NP	Negative
S&P	CCC+	CCC-	CCC+	Negative	CCC+*	NR	Negative
__________
*	S&P rates FCE's long-term senior unsecured rating as B-, maintaining a one notch differential versus Ford Credit.

Based on the foregoing and our current planning assumptions as discussed in "Outlook" below, we believe that we have sufficient near-term liquidity to fund our plan and product investments and do not expect that we will need a bridge loan from the U.S. government for Automotive liquidity requirements.  For further discussion of the risks and uncertainties that may impact our plan, see "Item 1A. Risk Factors," "Outlook" below, and Note 1 of the Notes to the Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

Although 2009 will be challenging, we believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products our customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right tools to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our current planning assumptions, see "Item 1A. Risk Factors," and our "Overview" and "Critical Accounting Estimates" disclosures, as well as the discussion that follows.

Our current projection of upcoming vehicle production for certain segments is as follows (in thousands):

	First Quarter 2009
	Vehicle Unit Production	Over/(Under) 2008
Ford North America	375	(317)
Ford Europe	325	(214)
Volvo	67	(45)

The year-over-year decline in planned vehicle production for Ford North America primarily reflects reduced production of full-size trucks and SUVs, with most of the reduction early in the first quarter to rebalance dealer inventories consistent with industry declines.  The decline in Ford Europe planned production primarily reflects declining industry sales volume.

Our current planning assumptions for 2009 include:

Industry Volume (a)	Full-Year Plan
(million units)
–United States	10.5 – 12.5
–Europe (b)	12.5 – 13.5

Operational Metrics
Compared with 2008:
–Quality	Improve
–Automotive Structural Costs (c)	Improve by about $4 Billion
–U.S. Market Share (Ford and Lincoln Mercury)	Stabilize
–U.S. Share of Retail Market (d)	Stabilize
–Europe Market Share (b)	Equal / Improve
–Automotive Operating-Related Cash Flow (e)	Negative but Significantly Improved
Absolute Amount:
–Capital Spending	$5 Billion – $5.5 Billion
__________
(a)	Includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe.
(c)	At constant volume, mix and exchange; excluding special items.
(d)	Compared with 2008 share of retail market of about 12%.
(e)	See "Liquidity and Capital Resources" above for reconciliation to U.S. GAAP.

We anticipate very weak global industry sales volume during 2009, with a full-year decline in the range of about 15% from 2008 levels.  Global credit markets remain tight as we begin the year, with government and central bank actions being taken to stabilize markets.  Our suppliers and dealers, already experiencing financial pressures in recent years, have been weakened further by the global economic downturn and financial crisis.

We expect Automotive operating-related cash flow in 2009 to be negative, but significantly improved from 2008.  During 2008, the effect of the sudden and substantial decline in global industry sales volume (an estimated decline of 3.5 million units compared with 2007, the majority of which occurred in the second half of the year), and our resulting production declines, generated substantial negative cash flow.  We expect industry sales volume early in 2009 to decline somewhat, before stabilizing in the first half and beginning to recover later in the year.  Trade payables and other elements of working capital should improve as industry sales volume stabilizes and begins to grow, contributing to improved Automotive operating-related cash flow.

Other factors contributing to the expected improvement in Automotive operating-related cash flow include planned structural cost reductions, capital spending reductions of about $1 billion to $1.5 billion (primarily reflecting non-recurrence of spending during 2008 on our major F-150 launch and greater efficiencies from our "One Ford" global product development initiative), smaller up-front subvention payments to Ford Credit, and lower inventories.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating-related cash outflows should improve as well, reflecting the non-recurrence in 2009 of significant VEBA contributions, and anticipated government loans to support capital spending that improves fuel efficiency and reduces vehicle emissions.

This is in addition to the $2.3 billion of TAA assets that we gained access to for use during 2009, and the $10.1 billion revolving loan we received in February 2009 (discussed in "Liquidity and Capital Resources").

We believe that our current planning assumptions are reasonable, based on our analysis of the market.  There is a risk, however, that industry sales volume may not stabilize as early in 2009, or begin to improve as soon thereafter, as we forecast.  Additionally, dramatically lower industry sales volume has made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit market, raising the possibility of supplier bankruptcy as evidenced by the recent request by the Motor and Equipment Manufacturers Association and other supplier industry trade groups to the U.S. Treasury Department for significant government assistance.

In assessing these risks, we have calculated that even a decline of 20% and 10%, respectively, for the United States and Europe from the midpoint of the range of our current planning assumptions for 2009 industry sales volume, combined with the estimated cost necessary to ensure an uninterrupted supply of materials and components (absent a significant industry event in 2009 such as an uncontrolled bankruptcy of a major competitor or major suppliers in 2009, which we believe is remote), would not materially impair our ability to fund our plan.  We believe that the risk of a decline in industry sales volume below these levels (i.e., below 9.2 million units in the United States and 11.7 million units in Europe) is remote.  Nonetheless, if industry sales volumes were to decline below our current planning assumptions, we remain committed to taking the necessary steps to match our manufacturing capacity to demand.

Our current planning assumptions project U.S. industry sales volumes for 2010 and 2011 that range lower by about an average of 750,000 units per year than the 14.5 million units and 15.5 million units, respectively, previously disclosed in our business plan submitted to Congress and filed as an exhibit to our Current Report on Form 8-K dated December 1, 2008.

As noted above, two of our competitors with substantial legacy costs and debt, General Motors and Chrysler, currently are engaged in discussions concerning U.S. government-funded restructurings that, if successful, would reduce their legacy costs, align their employee benefit costs with those of other competitors, and substantially reduce their debt.  For example, the government proposal for restructuring would require that a significant portion of our competitors’ debt and OPEB obligations be converted into equity.  While we do not anticipate entering into a government-funded restructuring, we are pursuing similar restructuring actions to remain competitive.

At year-end 2009, Ford Credit anticipates its managed receivables to be in the range of $90 billion to $100 billion. The decrease from year-end 2008 primarily reflects lower industry sales volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and other strategic actions. If credit markets continue to constrain term securitization funding or Ford Credit is ineligible for government-sponsored funding programs, Ford Credit will consider reducing its assets below the low-end of its projected year-end 2009 managed receivables balance (i.e., below $90 billion).

Beginning in 2009, Ford Credit expects to pay distributions of about $2 billion through 2010; Ford Credit will balance returns of capital with the successful execution of its funding plan.  This is down from the $3 billion of planned distributions through 2010 reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  This reduction is offset by the impact of higher-than-expected tax payments to us under our tax-sharing agreement, primarily associated with Ford Credit's declining operating lease portfolio.  In total, Ford Credit anticipates its planned tax payments and distributions during the fourth quarter 2008 through 2010 period to be consistent with its prior plan.

We believe we are on track for total Company and Ford North America pre-tax results and Automotive operating-related cash flow to be at or above breakeven in 2011, excluding special items (such as expenses related to our planned facility closures in 2011).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued or worsening financial crisis;
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events, or other factors;
•	Decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors;
•	A further increase in or acceleration of market shift away from sales of trucks, SUVs, or other more profitable vehicles, particularly in the United States;
•	A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;
•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Restriction on use of tax attributes from tax law "ownership change";
•
Economic distress of suppliers that may require us to provide financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production disruptions;

•	Single-source supply of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Inability to implement the Retiree Health Care Settlement Agreement regarding UAW hourly retiree health care;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);
•	Discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•
A change in our requirements for parts or materials subject to long-term supply arrangements that commit us to purchase minimum or fixed quantities of parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation of government incentives;
•	Adverse effects on our operations resulting from certain geo-political or other events;
•	Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business, or refinance our debt;
•
Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including secured debt);

•	Failure of financial institutions to fulfill commitments under committed credit facilities;
•	Ford Credit's need for substantial liquidity to finance its business;
•	Inability of Ford Credit to obtain an industrial bank charter or otherwise obtain competitive funding;
•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption, or other factors;

•	A prolonged disruption of the debt and securitization markets;
•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer, data protection, or other regulation resulting in greater costs or financing restrictions;
•	Inability to implement our plans to further reduce structural costs and increase liquidity.

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors."

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

See Note 29 of the Notes to the Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

Pensions

Nature of Estimates Required.  The estimation of our pension obligations, costs, and liabilities requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience.  These assumptions may have an effect on the amount and timing of future contributions.

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

•	Salary growth. The salary growth assumption reflects our long-term actual experience, outlook, and assumed inflation.

•	Inflation. Our inflation assumption is based on an evaluation of external market indicators.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Expected contributions.  The expected amount and timing of contributions is based on an assessment of minimum requirements, and additional amounts based on cash availability and other considerations (e.g., funded status, avoidance of regulatory premiums and levies, and tax efficiency).

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  Amounts are recognized as a component of net expense over the expected future years of service (approximately 12 years for the major U.S. plans).  In 2008, the U.S. actual return on assets was negative 10%, which was less than the expected return of 8.25%.  The year-end 2008 weighted average discount rates for the U.S. and non-U.S. plans increased by 25 and 32 basis points, respectively.  These differences resulted in unamortized losses of about $9 billion.  These losses are only amortized to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan.  For the major U.S. plans, the losses do not exceed this threshold and recognition will begin at a future measurement date.

See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis.  The December 31, 2008 pension funded status and 2009 expense are affected by year-end 2008 assumptions.  These sensitivities may be asymmetric and are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in selected factors is shown below (in millions):

	Percentage	Increase/(Decrease) in:
	Point	2009 Expense		December 31, 2008 Obligation
Assumption	Change	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$60/$(70)	$(130)/$140	$(3,730)/$4,450	$(2,450)/$2,790
Expected return on assets	+/- 1.0	(400)/400	(170)/170	—	—

The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the expense of our pension plans and/or obligation.  We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our expense or obligation in subsequent years will be significant.

Other Postretirement Employee Benefits

Nature of Estimates Required.  The estimation of our obligations, costs, and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases, and demographic experience, which may have an effect on the amount and timing of future payments.

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

•
Expected return on plan assets.  The expected return on plan assets assumption reflects historical returns, recent trends and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy.  The assumption is based on consideration of all inputs, with a focus on return expectations over the next twelve months (VEBA assets will be drawn down where permitted or transferred to the New UAW Retiree Health Care VEBA in 2009).

•	Salary growth. The salary growth assumptions reflect our long-term actual experience, outlook and assumed inflation.

•
Expected VEBA drawdowns.  The expected amount and timing of VEBA drawdowns is based on an assessment of hourly retiree benefit payments to be reimbursed, tax efficiency, cash availability, and terms of the Retiree Health Care Settlement Agreement.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  In 2008, the U.S. actual health care trend was negative 1%, compared to the expected initial trend of 3% at December 31, 2007.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at December 31, 2008 was 4.95%, compared with 6.45% at December 31, 2007.  These differences, as well as updates related to employee separation programs, resulted in an unamortized gain of about $7 billion.  This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 14 years).

See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for other postretirement employee benefits.

Sensitivity Analysis.  The effect on U.S. and Canadian plans by a one percentage point increase/(decrease) in the assumed health care cost trend rates would increase/(decrease) the postretirement health care benefit obligation for year-end 2008 by approximately $210 million/$(170) million, and the service and interest component of health care expense for 2009 by $20 million/$(10) million.

Impairments of Goodwill and Long-Lived Assets

Nature of Estimates Required – Goodwill.  Goodwill is not amortized, but is subject to periodic assessments of impairment.  We test goodwill for impairment annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  Impairment of goodwill is evaluated using a two step process.  The first step involves comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves comparison of the implied fair value of goodwill (based on a purchase price allocation methodology) with its carrying value.  If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Restoration of a previously-recognized goodwill impairment loss is not allowed.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automotive Sector

Assumptions and Approach Used.  We measure the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available.  When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value.  We also make certain assumptions about future economic conditions and other data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of a reporting unit or asset group, and therefore can affect the amount of the impairment.  The following are key assumptions we use in making cash flow projections:

•
Business projections.   We make assumptions about the demand for our products in the marketplace.  These assumptions drive our planning assumptions for volume, mix, and pricing.  We also make assumptions about our cost levels (e.g., capacity utilization, cost performance, etc.).  These projections are derived using our internal business plans that are updated at least annually and reviewed by our Board of Directors.

•
Long-term growth rate.  A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free interim cash flows.  The growth rate is the expected rate at which a business unit's earnings stream is projected to grow beyond the planning period.

•
Discount rate.  When measuring possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use.  Weighted-average cost of capital is an estimate of the overall risk-adjusted after-tax rate of return required by equity and debt holders of a business enterprise, which is developed with the assistance of external financial advisors.

•
Economic projections.  Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry sales and pricing estimates for our vehicles.  These macro-economic assumptions include, but are not limited to, industry sales volumes, inflation, interest rates, prices of raw materials (i.e., commodities), and foreign currency exchange rates.

The market approach is another method for measuring the fair value of a reporting unit or asset group.  This approach relies on the market value (i.e., market capitalization) of companies that are engaged in the same or similar line of business.

Automotive Sector – Goodwill

Of the Automotive goodwill that remained on our balance sheet at December 31, 2008, $1.2 billion was related to Volvo and $31 million was related to Ford Europe.

Volvo.  As previously disclosed, in the fourth quarter of 2007 we recorded a $2.4 billion impairment of our Volvo goodwill.  We estimated at that time that a 0.5 percentage point decrease in the long-term growth rate would have decreased our fair value estimate by about $250 million.  A 0.5 percentage point increase in the discount rate assumption would have decreased the fair value estimate by about $350 million.

During the fourth quarter of 2008, we performed our annual test of goodwill of Volvo and concluded that its carrying value did not exceed its fair value.  Although it is difficult to assess the probabilities of all possible market-participant assumptions in the volatile economic environment in which we currently operate, we believe we have adjusted our fair value assumptions appropriately.  As discussed in "Overview," we recently announced that we are reevaluating strategic options for Volvo, including a possible sale.  We have also considered in our analysis information which has become available to us during our reevaluation which has supported our conclusion that no impairment of goodwill is necessary.  As we study the viability of our options, we anticipate that we will receive additional information that will allow us to further refine our assumptions and better evaluate the impact of the current economic environment on the fair value of our Volvo reporting unit.  If this information reflects a lower fair value estimate than presently assumed, we will again assess the Volvo reporting unit goodwill for impairment which could result in an additional charge.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Europe. We performed our annual goodwill testing in the fourth quarter of 2008.  Using updated business and economic projections, we assessed that the carrying value of our Ford Europe reporting unit at December 31, 2008 did not exceed its fair value.  If the present business climate continues without indication of a medium-term improvement, revised business projection and growth rate assumptions could result in future impairments.

Automotive Sector – Long-Lived Assets

As discussed in "Overview," the sudden and substantial decline in global industry sales volume, combined with tight credit markets, other economic factors and trends, and costs associated with transforming our business, have put significant pressure on the profitability and liquidity of our long-lived asset groups.  We closely examined each of our asset groups for triggering events and the conclusions of those assessments for each asset group are as follows:

•	Ford North America: Due to rapidly-changing U.S. market conditions in 2008, we tested the long-lived assets of our Ford North America segment and recorded a pre-tax impairment charge of $5.3 billion.

•
Ford South America:  For 2008, our Ford South America segment continued to be profitable and generate positive net cash flows.  Through the fourth quarter of 2008, the operating results were consistent with projected results; therefore, we did not have a triggering event.

•
Ford Europe:  For 2008, our Ford Europe segment continued to be profitable.  Profit results were consistent with projections, and cash flow is projected to be positive in 2009.  Based on this, we did not have a triggering event.

•
Volvo:  We tested the long-lived assets of our Volvo segment during 2008 due to the current-period cash flow losses combined with a history of cash flow losses and a projection of a decline in net cash flows based on updated market projections reflecting recent industry sales volumes.  We assessed that the carrying value of our long-lived assets was recoverable.  We also assessed that the carrying value of our Volvo reporting unit did not exceed its fair value.

•
Ford Asia Pacific Africa:  Due to the rapid deterioration in business climate throughout the Asia Pacific region which resulted in cash flow loss projections, we tested the long-lived assets of our Ford Asia Pacific Africa segment and assessed that the carrying value was recoverable.

If the global business climate as it exists at December 31, 2008 continues or worsens without indication of a medium-term improvement, revised business projections for operating results could result in future impairments.

See Notes 13 and 14 of the Notes to the Financial Statements for more information regarding impairment of goodwill and long-lived assets.

Sensitivity Analysis.  As discussed above, due to rapidly-changing U.S. market conditions in the second quarter of 2008 (discussed in Note 13 of the Notes to the Financial Statements), we tested the long-lived assets of our Ford North America segment.  The resulting impairment reflected changes in the assumptions used to measure the fair value of the asset group based on these rapidly-changing market conditions (including changes to our business projections).  The most notable changes in our business and economic projections included:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller and more fuel-efficient vehicles as a result of higher fuel prices, with a return over time to a level between today's mix and recent levels; (2) lowered U.S. industry demand in the near term, with a return to trend levels as the U.S. economy recovers subsequent to 2010; and (3) higher commodity costs over the business plan period compared with prior projections.  For additional discussion of the planning assumptions used, see the "Outlook" discussion in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

Although at this time we do not anticipate additional impairment charges, a further deterioration of the business climate would impact the assumptions we use in performing future impairment tests and could result in additional impairments.  Over time, as we expand our product line-up in the United States to include additional small, more fuel-efficient vehicles, our product portfolio will more closely match the overall market.  Additionally, we continue to take steps to more closely align our production capacity with industry sales volume and market share.  As our plan progresses, we will be less exposed to rapid changes in vehicle mix and demand, and less susceptible to future impairment of long-lived assets.  For further discussion of actions we are taking to respond to changing market conditions, see "Overview" above.

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

Changes in assumptions or estimates may materially affect the fair value measurement of an asset group, and therefore may affect the amount of the impairment.  The following are key assumptions we use in making cash flow projections for Ford Credit's operating leases:

•	Auction values. Ford Credit's projection of the market value of the vehicles when Ford Credit sells them at the end of the lease.

•	Return volume. Ford Credit's projection of the number of vehicles that will be returned at lease-end.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Discount rate. Ford Credit's estimation of the discount rate, reflecting hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.

See Notes 2 and 13 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

Sensitivity Analysis.  Higher fuel prices and the weak economic climate in the United States and Canada during the second quarter of 2008 caused a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences, combined with the weak economic climate, caused a significant reduction in auction values for used full-size trucks and traditional SUVs (as discussed in Note 13 of the Notes to the Financial Statements).  Recognizing these rapidly-changing market conditions, Ford Credit tested its U.S. and Canadian investments in operating leases for recoverability.  As a result of this testing, Ford Credit concluded that the operating lease portfolio was impaired and we and Ford Credit recorded a pre-tax charge of $2.1 billion in second quarter 2008 financial statements.  This charge represents the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio, primarily full-size trucks and traditional SUVs, exceeded their fair value.  See "Residual Risk" discussion above for additional information regarding the significant decrease in auction values.

At the time of the impairment, Ford Credit estimated that a one percent decrease in the auction value of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $50 million.  A one percentage point increase in the return rate of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $30 million.  A one percentage point increase in the discount rate assumed in the impairment testing would have decreased the fair value estimate by about $100 million.

Fuel prices declined in the second half of 2008; however, we believe that the pronounced shift in consumer preferences from full-size trucks and sport utility vehicles to smaller, more fuel-efficient vehicles is permanent.  The economic climate weakened further in the second half of 2008 and auction values have also declined primarily attributable to cars and crossover vehicles.  We expect auction values for smaller, more fuel-efficient vehicles to improve in the future; however, in accordance with our normal process, we reviewed the adequacy of our accumulated depreciation and, during the second half of 2008, increased our depreciation rates on certain vehicles within our operating lease portfolio as appropriate.  For additional information on residual risk on operating leases, refer to "Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases."

Although at this time we do not anticipate additional impairment charges, a deterioration of the business climate would impact the assumptions we use in future impairment testing and could result in additional impairments.

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

Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS No. 109") requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50%) such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses.  A pattern of objectively measured recent financial reporting losses is heavily weighted as a source of negative evidence.  In certain circumstances, historical information may not be as relevant due to changed circumstances;

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence.  Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated.  Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved.  In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to SFAS No. 109; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards.  These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

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

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")).  During 2007, we recorded an additional valuation allowance of $1.4 billion (including about $700 million resulting from the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48")).  Taxable losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.8 billion at December 31, 2008.

A return to profitability in our North America operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  As discussed above, however, we have heavily weighted the objectively-measured recent financial reporting losses and, for these purposes, given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, and concluded as of December 31, 2008 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2008 and December 31, 2007, our net deferred tax assets, net of the valuation allowances of $17.8 billion and $8.6 billion respectively, were $1.1 billion and $466 million, respectively.  These net deferred tax assets related to operations outside North America where we believed it was more likely than not that these net deferred tax assets would be realized through future taxable earnings.  Accordingly, no valuation allowance has been established on our remaining net deferred tax assets.  Most notably, at December 31, 2008 and December 31, 2007, we continued to recognize a net deferred tax asset of $1.4 billion and $1.5 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability and we believe it will provide a source of future taxable income that can be reasonably estimated.  If, in the future, we are not able to consolidate FCE profits in the United Kingdom, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

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

	2008	2007	2006
Vehicle return volume	327	300	237
Return rate	86%	79%	72%

For rental repurchase vehicles, practically all vehicles have been returned to us.

Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer.  At the time we purchase a lease, we establish an expected residual value for the vehicle.  We estimate the expected residual value by evaluating recent auction values, historical return volumes for our leased vehicles, industry-wide used vehicle prices, our marketing incentive plans and vehicle quality data.

Assumptions Used.  For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value. Ford Credit's projection of the market value of the vehicles when we sell them at the end of the lease; and

•	Return volume. Ford Credit's projection of the number of vehicles that will be returned to us at lease end.

See Note 5 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle.  At December 31, 2008, if future auction values for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $60 million.  Similarly, if return volumes for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percentage point from its present estimates, the effect would be to increase the depreciation on these vehicles by about $20 million.  These increases in depreciation would be charged to depreciation expense during the 2009 through 2012 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value.  Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation, in each case under the Financial Services sector.

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

Retail Installment and Lease Portfolio. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of Ford Credit's present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition and other relevant factors.

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

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses.  The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln, and Mercury brand vehicles in the U.S. retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2008 Allowance for Credit Losses	2008 Expense
Repossession rates *	+/- 0.1 pt.	$50/$(50)	$50/$(50)
Loss severity	+/- 1.0	10/(10)	10/(10)
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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase.  SFAS No. 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for us as of January 1, 2009 and we will apply the standard prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS No. 160").  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for us as of January 1, 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 ("SFAS No. 161").  This standard requires enhanced disclosures about an entity's derivative and hedging activities.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for us as of January 1, 2009.  This standard only requires enhanced disclosures and will have no impact on our financial condition and results of operations.

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for us as of January 1, 2009, and must be applied retrospectively to all periods presented. We are adopting the FSP as of January 1, 2009, and we expect a $1.9 billion increase to equity as a result of this adoption.  We will also record a pre-tax adjustment of approximately $240 million to 2008 retained earnings that represents the debt discount accretion in 2006, 2007, and 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1").  The FSP requires enhanced disclosures about plan assets currently required by SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits.  FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and early adoption is permitted. We will be adopting the FSP as of December 31, 2009. We are currently assessing the potential impact of this FSP on our financial statement disclosures.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The table below summarizes our contractual obligations as of December 31, 2008 (in millions):

					Payments Due by Period
	Automotive	Financial Services	Adj. (c)	Total	2009	2010-2011	2012-2013	2014 and Thereafter
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$25,146	$108,196	$(492)	$132,850	$42,483	$47,495	$19,691	$23,181
Interest payments relating to long-term debt	22,057	15,513	—	37,570	6,564	8,509	4,869	17,628
Capital leases	301	—	—	301	68	138	45	50
Off-balance sheet
Purchase obligations	2,619	80	—	2,699	1,286	1,190	183	40
Operating leases	1,619	341	—	1,960	505	669	414	372
Total	$51,742	$124,130	$(492)	$175,380	$50,906	$58,001	$25,202	$41,271
_______
(a)
Amount includes, prior to adjustment noted above, $648 million for the Automotive sector and $42.2 billion for the Financial Services sector for the current portion of long-term debt.  See Note 16 of the Notes to the Financial Statements for additional discussion.

(b)
Automotive sector excludes unamortized debt discounts of $(144) million.  Financial Services sector excludes unamortized debt discounts of $(256) million and adjustments of $334 million related to designated fair value hedges of the debt.

(c)	Intersector elimination related to Ford's acquisition of Ford Credit debt securities. See Note 1 of the Notes to the Financial Statements for additional detail.

Liabilities recognized under FIN 48 for uncertain tax benefits of $1.9 billion (see Note 19 of the Notes to the Financial Statements) are excluded from the table above.  Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot be reasonably estimated.

For additional information regarding long-term debt, operating lease obligations, and pension and OPEB obligations and the UAW VEBA, see Notes 16, 5, and 23, respectively, of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

These risks affect our Automotive and Financial Services sectors differently.  We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee ("GRMC").  The GRMC is chaired by our Chief Financial Officer, and its members include our Treasurer, our Corporate Controller, and other members of senior management.

Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable.  We maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles.  As discussed in greater detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings.

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

In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates).  Derivative positions are used to manage underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes.  In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income.  The global credit crisis and the deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage market risks.  For additional information on our derivatives, see Note 22 of the Notes to the Financial Statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Currency Risk.  Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in currency exchange rates.  Accordingly, we use derivative instruments to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies.  In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward and option contracts).

The net fair value of foreign exchange forward and option contracts as of December 31, 2008 was an asset of $249 million compared to $632 million as of December 31, 2007.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying currency exchange rates, would be approximately $600 million at December 31, 2008 and was $2 billion as of December 31, 2007.

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

The net fair value of commodity forward and option contracts as of December 31, 2008 was a liability of $212 million, compared to an asset of $353 million as of December 31, 2007. The potential decrease in fair value of commodity forward and option contracts, assuming a 10% decrease in the underlying commodity prices, would be approximately $26 million at December 31, 2008, compared with a decrease of $100 million at December 31, 2007.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials.  In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk.  Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio due to a change in interest rates.  Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents, net marketable and loaned securities.  At December 31, 2008, we had $13.4 billion (excluding the TAA amount of $2.3 billion which was established in 2008) in our Automotive investment portfolio, compared to $33 billion at December 31, 2007.  We invest the portfolio in securities of various types and maturities, the value of which are subject to fluctuations in interest rates.  The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the income statement.  The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios.  Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $57 million.  This compares to $85 million, as calculated as of December 31, 2007.  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected.  The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve.  In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Counterparty Risk.  Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract.  We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk.  Exposures primarily relate to investments in fixed income instruments and derivative contracts used for managing interest rate, foreign currency exchange rate and commodity price risk.  We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses.  We establish exposure limits for both net fair value and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities.  The exposure limits are lower for lower-rated counterparties and for longer-dated exposures.  We use a model to assess our potential exposure, defined at a 95% confidence level.  Our exposures are monitored on a regular basis and included in periodic reporting to our Treasurer.

Substantially all of our counterparty exposures are with counterparties that are rated single-A or better.  Our guideline for counterparty minimum long-term ratings is BBB-.

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 22 of the Notes to the Financial Statements.

FORD CREDIT MARKET RISK

Overview.  Ford Credit is exposed to a variety of risks in the normal course of its business activities.  In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor, and manage, in accordance with defined policies and procedures:

•	Market risk — the possibility that changes in interest and currency exchange rates will adversely affect cash flow and economic value;
•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;
•	Residual risk — the possibility that the actual proceeds received at lease termination will be lower than projections or return volumes will be higher than projections; and
•	Liquidity risk — the possibility that Ford Credit may be unable to meet all of its current and future obligations in a timely manner.

Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk.  Business decisions are evaluated on a risk-adjusted basis and services are priced consistent with these risks.  Credit and residual risks are discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" and liquidity risk is discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."  A discussion of Ford Credit's market risks (foreign currency risk and interest rate risk) is included below.

Foreign Currency Risk.  Ford Credit's policy is to minimize exposure to changes in currency exchange rates.  To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars and Euros.  Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables.  When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements.  When a different currency is used, Ford Credit may execute the following foreign currency derivatives to convert substantially all of foreign currency debt obligations to the local country currency of the receivables:

•	Foreign currency swap — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar-denominated payments or non-local market debt to local market debt for our international affiliates; or
•	Foreign currency forward — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

As a result of this policy, Ford Credit believes its market risk exposure relating to changes in currency exchange rates is insignificant.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk.  Ford Credit's primary market risk exposure is interest rate risk, and the particular market to which it is most exposed is U.S. dollar LIBOR.  Interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities.  An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates.  It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates.  For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument.  For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate.  For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.

Re-pricing risk arises when assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.  As an example, consider a hypothetical portfolio of fixed-rate assets that is funded with floating-rate debt.  If interest rates increase, the interest paid on debt increases while the interest received on assets remains fixed.  In this case, the hypothetical portfolio’s cash flows are exposed to changes in interest rates because its assets and debt have a re-pricing mismatch.

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

Funding sources consist primarily of securitizations and short- and long-term unsecured debt.  In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit may borrow at terms longer than the terms of their assets, in most instances with up to ten year maturities.  These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Ford Credit is exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of its assets and its debt.  Specifically, without derivatives, in the aggregate Ford Credit's assets would re-price more quickly than its debt.

Ford Credit's interest rate risk management objective is to maximize its economic value while limiting the impact of changes in interest rates.  Ford Credit achieves this objective by setting an established risk tolerance and staying within the tolerance through the following risk management process.

Ford Credit determines the sensitivity of its economic value to hypothetical changes in interest rates.  Ford Credit then enters into interest rate swaps to economically convert portions of its floating-rate debt to fixed or fixed-rate debt to floating to ensure that the sensitivity of its economic value falls within an established tolerance.  As part of its process, Ford Credit also monitors the sensitivity of its pre-tax cash flow using simulation techniques.  To measure this sensitivity, Ford Credit calculates the change in expected cash flows to changes in interest rates over a twelve-month horizon.  This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of its interest-rate-sensitive assets, liabilities, and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve.  This sensitivity calculation does not take into account any future actions Ford Credit may take to reduce the risk profile that arises from a change in interest rates.  These quantifications of interest rate risk are reported to the Treasurer regularly (either monthly or quarterly depending on the market).

The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States, Canada, and the United Kingdom, which together represented approximately 80% of its total on-balance sheet finance receivables at December 31, 2008. For its other international affiliates, Ford Credit uses a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. Ford Credit then enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

As a result of its interest rate risk management process, in the aggregate Ford Credit's debt combined with the derivative instruments economically hedging the debt re-prices faster than its assets.  Other things being equal, this means that during a period of rising interest rates, the interest rates paid on its debt will increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit's pre-tax cash flow.  Correspondingly, during a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially increase.

To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a “parallel shift”), as well as a base case that assumes that interest rates remain constant at existing levels.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed in the table below.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.

Pre-tax cash flow sensitivity as of year-end 2008 and 2007 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) *

December 31, 2008	$(28)	$28
December 31, 2007	(16)	16
_______
*	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Based on assumptions included in the analysis, sensitivity to a one-percentage point instantaneous change in interest rates was higher at year-end 2008 than at year-end 2007.  This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.

While the sensitivity analysis presented is Ford Credit's best estimate of the impacts of the specified assumed interest rate scenarios, its actual results could differ from those projected. The model Ford Credit uses to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit's repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, Ford Credit's actual prepayment experience could be different than projected.

The fair value of Ford Credit's net derivative financial instruments (derivative assets less derivative liabilities) at December 31, 2008 was $1.6 billion compared with $1.4 billion at December 31, 2007.  For additional information regarding Financial Services sector derivatives,  see Note 22 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-77 and FSS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2008 and 2007 is provided in Note 28 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008 and each has concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

During the fourth quarter of 2008, we had the following change in business processes or practices that resulted or likely will result in significant changes in our internal control over financial reporting:

Income Tax Software.  We launched new software to support the Company's accounting for income taxes.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2008 Form 10-K Report:

•	Consolidated Statement of Income and Sector Statement of Income for the years ended December 31, 2008, 2007, and 2006.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2008 and 2007.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

•	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2008, 2007, and 2006.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-77 immediately following the signature pages of this Report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-A	Executive Separation Allowance Plan as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-B	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of December 31, 2008.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-C	Benefit Equalization Plan, as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-D	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford's Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-E	Supplemental Executive Retirement Plan, as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-F	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-F-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-F-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-F-3	Third Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of December 31, 2008.**	Filed with this Report.

Exhibit 10-F-4	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-F 5	Amendment to Description of Director Compensation as of March 1, 2009.**	Filed with this Report.

Exhibit 10-G	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit 10-H	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-I	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-J	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-K	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Select Retirement Plan, as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-M	Deferred Compensation Plan, as amended and restated as of December 31, 2008.**	Filed with this Report.

Exhibit 10-N	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-N-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed with this Report

Exhibit 10-N-2	Annual Incentive Compensation Plan Metrics for 2008.**	Filed as Exhibit 10-O-2 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-N-3	Annual Incentive Compensation Plan Metrics for 2009.**	Filed with this Report.

Exhibit 10-N-4	Performance-Based Restricted Stock Unit Metrics for 2008.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-N-5	Performance-Based Restricted Stock Unit Metrics for 2009.**	Filed with this Report.

Exhibit 10-O	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-O-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-9	Form of Stock Option (U.K. NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-10	Form of Stock Option Agreement (U.K. NQO) for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-11	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed as Exhibit 10-P-6 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-O-12	Form of Final Award Notification Letter For 2005-2007 Performance Period.**	Filed as Exhibit 10-P-7 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-13	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2006.**	Filed as Exhibit 10-P-10 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-14	Form of Restricted Stock Grant Letter.**	Filed with this Report.

Exhibit 10-O-15	Form of Final Award Notification Letter for 2006 Performance-Based Restricted Stock Equivalents.**	Filed as Exhibit 10-P-13 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-O-16	Form of Final Award Notification Letter for 2007 Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-P-15 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-17	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed with this Report.

Exhibit 10-O-18	Form of Performance-Based Restricted Stock Unit Opportunity Letter for 2008.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-19	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed with this Report.

Exhibit 10-O-20	Form of Final Award Notification Letter for 2006-2008 Performance Period.**	Filed with this Report.

Exhibit 10-O-21	1998 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-P-19 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-22	2009 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed with this Report.

Exhibit 10-O-23	1998 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-P-20 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-24	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed with this Report.

Exhibit 10-O-25	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-P-21 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-26	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-27	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-O-28	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-29	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed with this Report.

Exhibit 10-P	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-Q	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-R	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-T	Description of Settlement of Special 2006 – 2008 Senior Executive Retention Program.**	Filed as Exhibit 10-U-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-T-1	Form of Final Award Letter for Performance-Based Restricted Stock Unit Enhanced Grant.**	Filed with this Report.

Exhibit 10-U	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-U-1	Form of Final Award Letter for Performance Incentive Opportunity.**	Filed as Exhibit 10-V-1 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-V	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed with this Report.

Exhibit 10-W	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-X	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-Y-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y-3	Form of Alan Mulally Agreement Amendment.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-Z	Consulting Agreement between Ford Motor Company and Sir John Bond dated September 13, 2006.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-AA	Credit Agreement dated as of December 15, 2006.	Filed as Exhibit 10-EE to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-BB	Retiree Health Care Settlement Agreement.**	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 11, 2008.*

Exhibit 10-CC	Ford Motor Company, TML Holdings Limited and Tata Motors Limited Agreement for the Sale and Purchase of Jaguar and Land Rover dated as of March 25, 2008.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit 10-DD	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 20, 2009.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
__________
*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).
**	Management contract or compensatory plan or arrangement.

Instruments defining the rights of holders of certain issues of long-term debt of Ford and of certain consolidated subsidiaries and of any unconsolidated subsidiary, for which financial statements are required to be filed with this Report, have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford and our subsidiaries on a consolidated basis.  Ford agrees to furnish a copy of each of such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

Date:	February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 26, 2009
William Clay Ford, Jr.

ALAN MULALLY*	Director, President and Chief Executive Officer (principal executive officer)	February 26, 2009
Alan Mulally

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 26, 2009
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 26, 2009
Kimberly A. Casiano

EDSEL B. FORD II*	Director	February 26, 2009
Edsel B. Ford II

IRVINE O. HOCKADAY, JR.*	Director	February 26, 2009
Irvine O. Hockaday, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 26, 2009
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and	February 26, 2009
Ellen R. Marram	Governance Committee

HOMER A. NEAL*	Director and Chair of the Sustainability	February 26, 2009
Homer A. Neal	Committee

Signature		Title	Date

GERALD L. SHAHEEN*		Director	February 26, 2009
Gerald L. Shaheen

JOHN L. THORNTON*		Director	February 26, 2009
John L. Thornton

LEWIS BOOTH*		Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2009
L.W.K. Booth

PETER J. DANIEL*		Senior Vice President and Controller
Peter J. Daniel		(principal accounting officer)	February 26, 2009

*By:	/s/ PETER J. SHERRY, JR.		February 26, 2009
(Peter J. Sherry, Jr.)
Attorney-in-Fact

This page intentionally left blank.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(in millions, except per share amounts)

	2008	2007	2006
Sales and revenues
Automotive sales	$129,166	$154,379	$143,249
Financial Services revenues	17,111	18,076	16,816
Total sales and revenues	146,277	172,455	160,065

Costs and expenses
Automotive cost of sales	127,103	142,587	148,866
Selling, administrative and other expenses	21,430	21,169	19,148
Goodwill impairment	—	2,400	—
Interest expense	9,682	10,927	8,783
Financial Services provision for credit and insurance losses	1,874	668	241
Total costs and expenses	160,089	177,751	177,038

Automotive interest income and other non-operating income/(expense), net	(755)	1,161	1,478
Automotive equity in net income/(loss) of affiliated companies	163	389	421
Income/(Loss) before income taxes	(14,404)	(3,746)	(15,074)
Provision for/(Benefit from) income taxes (Note 19)	63	(1,294)	(2,655)
Income/(Loss) before minority interests	(14,467)	(2,452)	(12,419)
Minority interests in net income/(loss) of subsidiaries	214	312	210
Income/(Loss) from continuing operations	(14,681)	(2,764)	(12,629)
Income/(Loss) from discontinued operations (Note 20)	9	41	16
Net income/(loss)	$(14,672)	$(2,723)	$(12,613)

Average number of shares of Common and Class B Stock outstanding	2,273	1,979	1,879

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 21)
Basic income/(loss)
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)
Income/(Loss) from discontinued operations	—	0.02	0.01
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)

Diluted income/(loss)
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)
Income/(Loss) from discontinued operations	—	0.02	0.01
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)

Cash dividends	$—	$—	$0.25

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(in millions, except per share amounts)

	2008	2007	2006
AUTOMOTIVE
Sales	$129,166	$154,379	$143,249
Costs and expenses
Cost of sales	127,103	142,587	148,866
Selling, administrative and other expenses	11,356	13,660	12,327
Goodwill impairment	—	2,400	—
Total costs and expenses	138,459	158,647	161,193
Operating income/(loss)	(9,293)	(4,268)	(17,944)

Interest expense	1,938	2,252	995

Interest income and other non-operating income/(expense), net	(755)	1,161	1,478
Equity in net income/(loss) of affiliated companies	163	389	421
Income/(Loss) before income taxes — Automotive	(11,823)	(4,970)	(17,040)

FINANCIAL SERVICES
Revenues	17,111	18,076	16,816
Costs and expenses
Interest expense	7,744	8,675	7,788
Depreciation	9,109	6,289	5,295
Operating and other expenses	965	1,220	1,526
Provision for credit and insurance losses	1,874	668	241
Total costs and expenses	19,692	16,852	14,850
Income/(Loss) before income taxes — Financial Services	(2,581)	1,224	1,966

TOTAL COMPANY
Income/(Loss) before income taxes	(14,404)	(3,746)	(15,074)
Provision for/(Benefit from) income taxes (Note 19)	63	(1,294)	(2,655)
Income/(Loss) before minority interests	(14,467)	(2,452)	(12,419)
Minority interests in net income/(loss) of subsidiaries	214	312	210
Income/(Loss) from continuing operations	(14,681)	(2,764)	(12,629)
Income/(Loss) from discontinued operations (Note 20)	9	41	16
Net income/(loss)	$(14,672)	$(2,723)	$(12,613)

Average number of shares of Common and Class B Stock outstanding	2,273	1,979	1,879

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 21)
Basic income/(loss)
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)
Income/(Loss) from discontinued operations	—	0.02	0.01
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)

Diluted income/(loss)
Income/(Loss) from continuing operations	$(6.46)	$(1.40)	$(6.73)
Income/(Loss) from discontinued operations	—	0.02	0.01
Net income/(loss)	$(6.46)	$(1.38)	$(6.72)

Cash dividends	$—	$—	$0.25

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,2008	December 31,2007
ASSETS
Cash and cash equivalents	$22,049	$35,283
Marketable securities (Note 3)	17,411	5,248
Loaned securities (Note 3)	—	10,267
Finance receivables, net	93,484	109,053
Other receivables, net	6,073	8,210
Net investment in operating leases (Note 5)	25,738	33,255
Retained interest in sold receivables (Note 7)	92	653
Inventories (Note 8)	8,618	10,121
Equity in net assets of affiliated companies (Note 9)	1,592	2,853
Net property (Note 12)	28,565	36,239
Deferred income taxes	3,108	3,500
Goodwill and other net intangible assets (Note 14)	1,593	2,069
Assets of discontinued/held-for-sale operations (Note 20)	198	7,537
Other assets	9,807	14,976
Total assets	$218,328	$279,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Payables	$14,772	$20,832
Accrued liabilities and deferred revenue (Note 15)	63,386	74,738
Debt (Note 16)	154,196	168,787
Deferred income taxes	2,035	3,034
Liabilities of discontinued/held-for-sale operations (Note 20)	55	4,824
Total liabilities	234,444	272,215
Minority interests	1,195	1,421
Stockholders' equity
Capital stock (Note 21)
Common Stock, par value $0.01 per share (2,341 million shares issued of 6 billion authorized)	23	21
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	9,076	7,834
Accumulated other comprehensive income/(loss)	(10,085)	(558)
Treasury stock	(181)	(185)
Retained earnings/(Accumulated deficit)	(16,145)	(1,485)
Total stockholders' equity	(17,311)	5,628
Total liabilities and stockholders' equity	$218,328	$279,264

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	December 31, 2008	December 31, 2007
ASSETS
Automotive
Cash and cash equivalents	$6,377	$20,678
Marketable securities (Note 3)	9,296	2,092
Loaned securities (Note 3)	—	10,267
Total cash, marketable and loaned securities	15,673	33,037
Receivables, less allowances of $221 and $197	3,464	4,530
Inventories (Note 8)	8,618	10,121
Deferred income taxes	302	532
Other current assets	4,032	5,514
Current receivable from Financial Services (Note 1)	2,035	509
Total current assets	34,124	54,243
Equity in net assets of affiliated companies (Note 9)	1,069	2,283
Net property (Note 12)	28,352	35,979
Deferred income taxes	7,204	9,268
Goodwill and other net intangible assets (Note 14)	1,584	2,051
Assets of discontinued/held-for-sale operations (Note 20)	—	7,537
Other assets	1,512	5,614
Non-current receivable from Financial Services (Note 1)	—	1,514
Total Automotive assets	73,845	118,489
Financial Services
Cash and cash equivalents	15,672	14,605
Marketable securities (Note 3)	8,607	3,156
Finance receivables, net (Note 4)	96,101	112,733
Net investment in operating leases (Note 5)	23,120	30,309
Retained interest in sold receivables (Note 7)	92	653
Equity in net assets of affiliated companies (Note 9)	523	570
Goodwill and other net intangible assets (Note 14)	9	18
Assets of discontinued/held-for-sale operations (Note 20)	198	—
Other assets	7,345	7,217
Total Financial Services assets	151,667	169,261
Intersector elimination	(2,535)	(2,023)
Total assets	$222,977	$285,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$10,635	$15,718
Other payables	2,167	3,237
Accrued liabilities and deferred revenue (Note 15)	32,395	27,672
Deferred income taxes	2,790	2,671
Debt payable within one year (Note 16)	1,191	1,175
Total current liabilities	49,178	50,473
Long-term debt (Note 16)	24,655	25,779
Other liabilities (Note 15)	24,815	41,676
Deferred income taxes	614	783
Liabilities of discontinued/held-for-sale operations (Note 20)	—	4,824
Total Automotive liabilities	99,262	123,535
Financial Services
Payables	1,970	1,877
Debt (Note 16)	128,842	141,833
Deferred income taxes	3,280	6,043
Other liabilities and deferred income (Note 15)	6,184	5,390
Liabilities of discontinued/held-for-sale operations (Note 20)	55	—
Payable to Automotive (Note 1)	2,035	2,023
Total Financial Services liabilities	142,366	157,166

Minority interests	1,195	1,421

Stockholders' equity
Capital stock (Note 21)
Common Stock, par value $0.01 per share (2,341 million shares issued of 6 billion authorized)	23	21
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	9,076	7,834
Accumulated other comprehensive income/(loss)	(10,085)	(558)
Treasury stock	(181)	(185)
Retained earnings/(Accumulated deficit)	(16,145)	(1,485)
Total stockholders' equity	(17,311)	5,628
Intersector elimination	(2,535)	(2,023)
Total liabilities and stockholders' equity	$222,977	$285,727

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(in millions)

	2008	2007	2006
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 24)	$(179)	$17,074	$9,622

Cash flows from investing activities of continuing operations
Capital expenditures	(6,696)	(6,022)	(6,848)
Acquisitions of retail and other finance receivables and operating leases	(44,562)	(55,681)	(59,793)
Collections of retail and other finance receivables and operating leases	42,061	45,498	41,502
Purchases of securities	(64,754)	(11,423)	(23,678)
Sales and maturities of securities	62,046	18,660	18,456
Settlements of derivatives	2,533	861	486
Proceeds from sales of retail and other finance receivables and operating leases	—	708	5,120
Proceeds from sale of businesses	6,854	1,236	56
Cash paid for acquisitions	(13)	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(928)	(83)	(4)
Other	316	(211)	(161)
Net cash (used in)/provided by investing activities	(3,143)	(6,457)	(24,864)
Cash flows from financing activities of continuing operations
Cash dividends	—	—	(468)
Sales of Common Stock	756	250	431
Purchases of Common Stock	—	(31)	(183)
Changes in short-term debt	(5,120)	919	(5,825)
Proceeds from issuance of other debt	42,163	33,113	58,258
Principal payments on other debt	(46,299)	(39,431)	(36,601)
Other	(604)	(88)	(339)
Net cash (used in)/provided by financing activities	(9,104)	(5,268)	15,273

Effect of exchange rate changes on cash	(808)	1,014	464

Net increase/(decrease) in cash and cash equivalents from continuing operations	(13,234)	6,363	495

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	26	(11)
Cash flows from investing activities of discontinued operations	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(13,234)	$6,389	$484

Cash and cash equivalents at January 1	$35,283	$28,896	$28,391
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	(2)	19
Net increase/(decrease) in cash and cash equivalents	(13,234)	6,389	484
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	2
Cash and cash equivalents at December 31	$22,049	$35,283	$28,896

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(in millions)

	2008		2007		2006
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 24)	$(12,440)	$9,107	$8,725	$6,402	$(4,172)	$7,316

Cash flows from investing activities of continuing operations
Capital expenditures (Note 26)	(6,620)	(76)	(5,971)	(51)	(6,809)	(39)
Acquisitions of retail and other finance receivables and operating leases	—	(44,562)	—	(55,681)	—	(59,793)
Collections of retail and other finance receivables and operating leases	—	42,479	—	45,518	—	41,867
Net (increase)/decrease in wholesale receivables	—	2,736	—	1,927	—	6,113
Purchases of securities	(41,347)	(23,831)	(2,628)	(8,795)	(4,068)	(19,610)
Sales and maturities of securities	43,617	18,429	2,686	15,974	4,865	13,591
Settlements of derivatives	1,157	1,376	1,051	(190)	308	178
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	708	—	5,120
Proceeds from sale of businesses	3,156	3,698	1,079	157	56	—
Cash paid for acquisitions	(13)	—	—	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(928)	—	(83)	—	(4)	—
Investing activity from Financial Services	9	—	—	—	1,185	—
Investing activity to Financial Services	—	—	(18)	—	(1,400)	—
Other	40	276	19	(230)	(290)	129
Net cash (used in)/provided by investing activities	(929)	525	(3,865)	(663)	(6,157)	(12,444)

Cash flows from financing activities of continuing operations
Cash dividends	—	—	—	—	(468)	—
Sales of Common Stock	756	—	250	—	431	—
Purchases of Common Stock	—	—	(31)	—	(183)	—
Changes in short-term debt	104	(5,224)	(90)	1,009	414	(6,239)
Proceeds from issuance of other debt	203	41,960	240	32,873	12,254	46,004
Principal payments on other debt	(594)	(45,281)	(837)	(38,594)	(758)	(35,843)
Financing activity from Automotive	—	—	—	18	—	1,400
Financing activity to Automotive	—	(9)	—	—	—	(1,185)
Other	(252)	(352)	35	(123)	(147)	(192)
Net cash (used in)/provided by financing activities	217	(8,906)	(433)	(4,817)	11,543	3,945

Effect of exchange rate changes on cash	(309)	(499)	506	508	104	360
Net change in intersector receivables/payables and other liabilities	(840)	840	(291)	291	1,321	(1,321)
Net increase/(decrease) in cash and cash equivalents from continuing operations	(14,301)	1,067	4,642	1,721	2,639	(2,144)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	16	10	(11)	—
Cash flows from investing activities of discontinued operations	—	—	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(14,301)	$1,067	$4,658	$1,731	$2,628	$(2,144)

Cash and cash equivalents at January 1	$20,678	$14,605	$16,022	$12,874	$13,373	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	(2)	—	19	—
Net increase/(decrease) in cash and cash equivalents	(14,301)	1,067	4,658	1,731	2,628	(2,144)
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—	—	2	—
Cash and cash equivalents at December 31	$6,377	$15,672	$20,678	$14,605	$16,022	$12,874

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(in millions)

		Capital in		Accumulated Other Comprehensive
		Excess	Retained	Income/(Loss)
		of Par	Earnings/	Foreign	Employee	Derivative
	Capital	Value of	(Accumulated	Currency	Benefit	Instruments
	Stock	Stock	Deficit)	Translation	Related	and Other	Other	Total
YEAR ENDED DECEMBER 31, 2006
Balance at beginning of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442
Comprehensive income/(loss)
Net income/(loss)	—	—	(12,613)	—	—	—	—	(12,613)
Foreign currency translation (net of $3 of tax benefit)	—	—	—	2,585	—	—	—	2,585
Net gain/(loss) on derivative instruments (net of $266 of tax)	—	—	—	17	—	477	—	494
Minimum pension liability (net of $819 of tax)	—	—	—	—	1,542	—	—	1,542
Net holding gain/(loss) (net of $31 of tax benefit)	—	—	—	—	—	(59)	—	(59)
Comprehensive income/(loss)								(8,051)
Adoption of Statement of Financial AccountingStandards ("SFAS") No. 158 (net of $646 of tax benefit)	—	—	—	—	(8,728)	—	—	(8,728)
Common Stock issued for employee benefit plans and other	—	(310)	—	—	—	—	—	(310)
ESOP loan and treasury stock	—	—	—	—	—	—	650	650
Cash dividends	—	—	(468)	—	—	—	—	(468)
Balance at end of year	$19	$4,562	$(17)	$3,215	$(11,582)	$521	$(183)	$(3,465)

YEAR ENDED DECEMBER 31, 2007
Balance at beginning of year	$19	$4,562	$(17)	$3,215	$(11,582)	$521	$(183)	$(3,465)
Comprehensive income/(loss)
Net income/(loss)	—	—	(2,723)	—	—	—	—	(2,723)
Foreign currency translation (net of $0 of tax)	—	—	—	1,780	—	—	—	1,780
Net gain/(loss) on derivative instruments (net of $126 of tax benefit)	—	—	—	2	—	(66)	—	(64)
Employee benefit related (net of $1,870 of tax)	—	—	—	—	5,620	—	—	5,620
Net holding gain/(loss) (net of $0 of tax)	—	—	—	—	—	(48)	—	(48)
Comprehensive income/(loss)								4,565
Adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48	—	—	1,255	—	—	—	—	1,255
Common Stock issued for debt conversion, employee benefit plans, and other	3	3,272	—	—	—	—	—	3,275
ESOP loan and treasury stock	—	—	—	—	—	—	(2)	(2)
Cash dividends	—	—	—	—	—	—	—	—
Balance at end of year	$22	$7,834	$(1,485)	$4,997	$(5,962)	$407	$(185)	$5,628

YEAR ENDED DECEMBER 31, 2008
Balance at beginning of year	$22	$7,834	$(1,485)	$4,997	$(5,962)	$407	$(185)	$5,628
Comprehensive income/(loss)
Net income/(loss)	—	—	(14,672)	—	—	—	—	(14,672)
Foreign currency translation (net of $0 of tax)	—	—	—	(5,576)	—	—	—	(5,576)
Net gain/(loss) on derivative instruments (net of $147 of tax benefit)	—	—	—	(31)	—	(303)	—	(334)
Employee benefit related (net of $44 of tax)	—	—	—	—	(3,575)	—	—	(3,575)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	—	—	(42)	—	(42)
Comprehensive income/(loss)								(24,199)
Adoption of SFAS No. 159 (net of $0 of tax)	—	—	12	—	—	—	—	12
Common Stock issued for debt conversion, employee benefit plans, and other	2	1,242	—	—	—	—	—	1,244
ESOP loan and treasury stock	—	—	—	—	—	—	4	4
Cash dividends	—	—	—	—	—	—	—	—
Balance at end of year	$24	$9,076	$(16,145)	$(610)	$(9,537)	$62	$(181)	$(17,311)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Table of Contents

Footnote		Page

Note 1	Presentation	FS –9

Note 2	Summary of Accounting Policies	FS –13

Note 3	Marketable, Loaned, and Other Securities	FS –21

Note 4	Finance Receivables –Financial Services Sector	FS –22

Note 5	Net Investment in Operating Leases	FS –23

Note 6	Allowance for Credit Losses –Financial Services Sector	FS –24

Note 7	Sales of Receivables –Financial Services Sector	FS –25

Note 8	Inventories	FS –26

Note 9	Equity in Net Assets of Affiliated Companies	FS –27

Note 10	Significant Unconsolidated Affiliates	FS –28

Note 11	Variable Interest Entities	FS –28

Note 12	Net Property and Related Expenses	FS –34

Note 13	Impairment of Long-Lived Assets	FS –34

Note 14	Goodwill and Other Net Intangibles	FS –35

Note 15	Accrued Liabilities and Deferred Revenue	FS –36

Note 16	Debt and Commitments	FS –37

Note 17	Share-Based Compensation	FS –42

Note 18	Employee Separation Actions and Exit and Disposal Activities	FS –44

Note 19	Income Taxes	FS –46

Note 20	Discontinued Operations, Held-For-Sale Operations, Other Dispositions, and Acquisitions	FS –48

Note 21	Capital Stock and Amounts Per Share	FS –52

Note 22	Derivative Financial Instruments and Hedging Activities	FS –53

Note 23	Retirement Benefits	FS –56

Note 24	Operating Cash Flows	FS –65

Note 25	Fair Value Measurements	FS –67

Note 26	Segment Information	FS –69

Note 27	Geographic Information	FS –73

Note 28	Selected Quarterly Financial Data	FS –73

Note 29	Commitments and Contingencies	FS –74

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

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

To provide comparative prior-year balance sheets, certain amounts on our December 31, 2007 consolidated and sector balance sheets and related footnotes have been reclassified for operations held-for-sale in 2008.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  For information about our held-for-sale operations, see Note 20.

Presentation of Balance Sheet

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	December 31, 2008	December 31, 2007
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$302	$532
Automotive sector non-current deferred income tax assets	7,204	9,268
Financial Services sector deferred income tax assets*	251	163
Total	7,757	9,963
Reclassification for netting of deferred income taxes	(4,649)	(6,463)
Consolidated balance sheet presentation of deferred income tax assets	$3,108	$3,500

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,790	$2,671
Automotive sector non-current deferred income tax liabilities	614	783
Financial Services sector deferred income tax liabilities	3,280	6,043
Total	6,684	9,497
Reclassification for netting of deferred income taxes	(4,649)	(6,463)
Consolidated balance sheet presentation of deferred income tax liabilities	$2,035	$3,034
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

As of December 31, 2008, we issued 88,325,372 shares resulting in proceeds of $434 million.  For the year, we purchased, with $424 million of cash, debt securities of Ford Credit with a carrying value of $492 million and recorded  gains on extinguishment of debt in the amount of $68 million in Automotive interest income and other non-operating income/(expense), net.  The estimated fair value of these debt securities was $437 million at December 31, 2008.

On our consolidated balance sheet, the debt is no longer reported in our Debt balances.

On our sector balance sheet, the debt is still considered outstanding as it has not been retired or cancelled by Ford Credit.  Accordingly, on our sector balance sheet, the $492 million of debt is reported as Financial Services debt.  Likewise, included in Automotive marketable securities is $492 million related to Ford's purchase of the Ford Credit debt securities.  Consolidating elimination adjustments for these debt securities, and a related $8 million of accrued interest, are included in the Intersector elimination lines on the sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Presentation of Cash Flows

Trading Securities.  Beginning with our statement of cash flows for the period ended March 31, 2008, we changed the presentation of cash flows to separately disclose the purchases of trading securities and the sale and maturities of trading securities as gross amounts within Cash flows from investing activities of continuing operations instead of Cash flows from operating activities of continuing operations.  This change is in response to our election to apply the fair value option to our available-for-sale and held-to-maturity securities upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 ("SFAS No. 159") on January 1, 2008.

Wholesale and Other Finance Receivables.  The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	2008	2007	2006
Sum of sector cash flows from operating activities of continuing operations	$(3,333)	$15,127	$3,144
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	2,736	1,927	6,113
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	418	20	365
Consolidated cash flows from operating activities of continuing operations	$(179)	$17,074	$9,622
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

Ford Acquisition of Ford Credit Debt.  The $424 million cash outflow related to our acquisition of Ford Credit's debt securities is presented differently on our consolidated and sector statements of cash flows.  The cash outflow is reclassified from Automotive purchases of securities within Cash flows from investing activities of continuing operations on our sector statement of cash flows to Principal payments on other debt line item within Cash flows from financing activities of continuing operations on our consolidated statement of cash flows.

Liquidity

At December 31, 2008, our Automotive sector had total cash, cash equivalents, and marketable securities of $15.7 billion (including $2.3 billion of Temporary Asset Account ("TAA") assets, as defined in Note 23).  Due to concerns about the instability in the capital markets with the uncertain state of the global economy, on January 29, 2009, we gave notice to borrow the total unused amount under our $11.5 billion secured revolving credit facility entered into in December 2006.  In February 2009, the lenders under that facility advanced to us $10.1 billion.

We experienced substantial negative cash flows in 2008, and had negative stockholders' equity of $17.3 billion at December 31, 2008.  Based on our current planning assumptions, we expect net Automotive operating cash flows in 2009 to be negative, but significantly improved from 2008.  The dramatic decline in industry sales volume during 2008, and our reduced production to match demand, had a substantial negative effect on cash flows.  Trade payables and other elements of working capital should improve as industry sales volume stabilizes and begins to grow, contributing to the expected improvement in operating cash flow.

We continue to face many risks and uncertainties, however, related to the global economy, our industry in particular, and the credit environment which could materially impact our plan.  Of these potentialities, we believe that the two risks that are reasonably possible to have a material impact on our going concern analysis are (i) a decline in industry sales volume to levels below our current planning assumptions, and (ii) actions necessary to ensure an uninterrupted supply of materials and components.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Our current planning assumptions forecast that industry sales volume will decline somewhat in early 2009, before stabilizing in the first half and beginning to recover later in the year, culminating in full-year 2009 U.S. industry sales volume in the range of 10.5 million units to 12.5 million units, and industry sales volume for the 19 markets we track in Europe in the range of 12.5 million units to 13.5 million units.  Based on our analysis of the market, we believe that these assumptions are reasonable.  There is a risk, however, that industry sales volume may not stabilize as early in 2009, or begin to improve as soon thereafter, as our planning assumptions forecast.

In addition to the risk related to industry sales volume, our plan also could be negatively impacted by pressures affecting our supply base.  During 2008, our suppliers experienced increased economic distress due to the sudden and substantial drop in industry sales volumes that affected all automobile manufacturers.  Dramatically lower industry sales volumes have made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit market, raising the possibility of supplier bankruptcy as evidenced by the recent request by the Motor and Equipment Manufacturers Association and other supplier industry trade groups to the U.S. Treasury Department for significant government assistance.    As a result, it is reasonably possible that our costs to ensure an uninterrupted supply of materials and components could be higher than our present planning assumptions by a material amount.

We believe that even a combination of these two reasonably possible scenarios, however, as measured by a decline of 20% and 10%, respectively, for the United States and Europe from the midpoint of the range of our current planning assumptions for 2009 industry sales volume, combined with our assessment of the necessary cost to ensure an uninterrupted supply of materials and components (absent a significant industry event in 2009 such as an uncontrolled bankruptcy of a major competitor or major suppliers in 2009 which we believe is remote), would not exceed our present available liquidity.  We believe that the risk of decline in industry sales volume below these levels (i.e., below 9.2 million units in the United States and 11.7 million units in Europe) is remote.  Therefore, we do not believe that these reasonably possible scenarios cause substantial doubt about our ability to continue as a going concern for the next year.

With regard to our Financial Services sector, Ford Credit expects the majority of its funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs.  It is reasonably possible that credit markets could continue to constrain Ford Credit's funding or that Ford Credit will not be eligible for government-sponsored programs.  In these circumstances, Ford Credit could mitigate these funding risks by reducing the amount of finance receivables and operating leases they purchase or originate.  At our current industry sales volume assumption, this would not have a material impact on our going concern analysis.  If industry sales volume were to decline to the reduced levels described above, the risk of Ford Credit not being able to support the sale of Ford products would be remote.

Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.

Notwithstanding, as previously disclosed in our business plan submission to Congress in December 2008, in this environment a number of scenarios could put severe pressure on our short- and long-term Automotive liquidity, including a worsening of the scenarios described above.  We presently believe that the likelihood of such an event is remote.  In such a scenario, however, or in response to other unanticipated circumstances, we could take additional mitigating actions or require additional financing to improve our liquidity.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business.  We formally documented certain long-standing business practices with Ford Credit, our indirect wholly-owned subsidiary, in a 2001 agreement that was amended in 2006.  Additional details on certain transactions and the effect on each sector's balance sheet at December 31 are shown below (in billions):

	2008		2007
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$2.6		$3.7
Unearned interest supplements and residual support (b)		(2.6)		(0.7)
Wholesale receivables/Other (c)		1.0		1.8
Net investment in operating leases (d)		0.6		0.7
Other assets (e)		0.6		1.2
Intersector receivables/(payables) (f)	$2.0	(2.0)	$2.0	(2.0)
__________
(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.  These receivables are classified as Other receivables, net  on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)
As of January 1, 2008, to reduce ongoing obligations to Ford Credit and to be consistent with general industry practice, we began paying interest supplements and residual value support to Ford Credit at the time Ford Credit purchased eligible contracts from dealers.

(c)
Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.  The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as variable interest entities ("VIEs"), and also certain overseas affiliates.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees and employees of our subsidiaries.

(e)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector's obligation to repurchase such vehicles from daily rental car companies.  These vehicles are subsequently sold at auction.

(f)	Amounts owed to the Automotive sector by Ford Credit, or vice versa, primarily under a tax sharing agreement.

Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest supplements and other support costs for special financing and leasing programs were $4.8 billion in 2008, $4.6 billion in 2007, and $3.5 billion in 2006.  The Automotive sector had accrued in Accrued liabilities and deferred revenue $2.5 billion and $5.4 billion for interest supplements at December 31, 2008 and 2007, respectively, and about $450 million and about $900 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the related finance contracts at December 31, 2008 and 2007, respectively.

Other Non-Operating Income/(Expense)

Automotive Sector.  The following table summarizes the amounts included in Interest income and other non-operating income/(expense), net for the years ended December 31 (in millions):

	2008	2007	2006
Interest income	$951	$1,713	$1,409
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(1,309)	(109)	52
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(527)	139	32
Gains/(Losses) on extinguishment of debt	141	(512)	—
Other	(11)	(70)	(15)
Total	$(755)	$1,161	$1,478

Financial Services Sector.  Ford Credit recognized earnings of $496 million, $899 million and $819 million in 2008, 2007, and 2006, respectively, related to interest and investment income on its cash and cash equivalents and marketable securities.  These amounts are included in Financial Services revenues.

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

Consolidation of Financial Statements

Our financial statements include consolidated majority-owned subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary. The equity method of accounting is used for our investments in entities in which we do not have control or of which we are not the primary beneficiary, but over whose operating and financial policies we have the ability to exercise significant influence.

VIEs.  We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE.  We consider the rights and obligations conveyed by our implicit and explicit variable interests in each VIE and the relationship of these with the variable interests held by other parties to determine whether our variable interests will absorb a majority of a VIE's expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE's expected losses, receive a majority of its expected residual returns, or both we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates, commodity rates, and yield curves.  Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.  The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 25.

Our fair value processes include controls that are designed to ensure that fair values are appropriate.  Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Cash and Cash Equivalents

Cash and all highly-liquid investments with a maturity of 90 days or less at the date of purchase, including short-term time deposits, government agency securities, and corporate obligations, are classified in Cash and cash equivalents.  Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual arrangements are recorded in Other assets on our consolidated balance sheet.  We review our disbursement accounts and reclassify any aggregate negative balances to a liability account included in Payables on our balance sheet.  See Note 11 for additional information regarding Automotive VIEs, as well as cash that supports Financial Services' on-balance sheet securitizations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Marketable Securities

Marketable securities include investments in U.S. and other government securities, corporate obligations and equities, and asset-backed securities with a maturity greater than 90 days at the date of purchase.

For all cash equivalents and marketable securities held at January 1, 2008 and recorded as available-for-sale or held-to-maturity, we elected to apply the fair value option under SFAS No. 159 and thereafter recorded these instruments as trading securities. Prior to our election of the fair value option, the unrealized gains and losses for available-for-sale securities were recorded to Accumulated other comprehensive income/(loss) and the unrealized gains and losses for held-to-maturity securities were not recognized.  This election resulted in a cumulative after-tax increase of approximately $12 million to the opening balance of Retained earnings. Cash equivalents and marketable securities acquired subsequent to January 1, 2008 have been recorded as trading securities.  Trading securities are recorded at fair value with unrealized gains and losses recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services revenues.  Realized gains and losses are accounted for using the specific identification method.

Loaned Securities

We have loaned certain securities from our portfolio to other institutions through a process administered by our custodial bank.  When we elect to participate in this program, such securities are classified as Loaned securities.  The purpose of entering into these transactions is to provide us with additional income, which improves the return on these assets.  Our custodial bank monitors exposure to borrowers and indemnifies us against borrower default.  In the event of both a borrower default and the failure of our custodial bank to indemnify us, we have the right to realize on the collateral to satisfy the borrower's repayment obligation.

In these lending transactions, we transfer financial assets to borrowers and receive collateral, consisting of cash or other securities equal to 102% of the market value of the loaned securities.  Cash received as collateral is recorded on our consolidated balance sheet in Other assets and on our sector balance sheet in Other current assets, offset by a current obligation to return the collateral in Payables on the consolidated balance sheet and Other payables on the sector balance sheet.  Securities held as collateral are not recorded on our balance sheet and are not pledged or sold.  Income earned on the collateral, net of expenses incurred on the obligation, is in Automotive interest income and other non-operating income/(expense), net.

Sales and Transfers of Receivables

Ford Credit transfers finance receivables and net investments in operating leases in structured transactions to fund operations and to maintain liquidity.  The majority of its transactions do not meet the criteria for selling and derecognizing financial assets.  Accordingly, the assets continue to be reported on our financial statements as Finance receivables, net or as Net investment in operating leases.

Ford Credit derecognizes the assets and reports a sale when it transfers receivables to bankruptcy-remote special purpose entities ("SPEs") or other independent entities, the transferee is provided a right to pledge or exchange their beneficial interests, and when it does not maintain control over the assets transferred. Ford Credit may or may not retain a residual or subordinated interest in these transactions and reports a gain or loss in the period in which these sales occur.  In measuring the gain or loss, the carrying value of the receivables transferred is allocated between the assets sold and the interests retained, based on their relative fair values at the date of sale.  At the time of the transaction, retained interests are recorded at fair value and the unrealized gains are reported net of tax, as a separate component of Accumulated other comprehensive income/(loss).

Ford Credit also retains the servicing responsibility and generally receives a servicing fee for those transactions that meet the sales criteria.  The fee is recognized as earned which is generally over the remaining term of the related sold receivables.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses

The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet.  The allowance is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values and economic conditions.  Additions to the allowance for credit losses are made by recording charges to the Financial Services provision for credit and insurance losses on our income statement.  Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors.  Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

Inventories

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 23% and 25% of inventories at December 31, 2008 and 2007, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Valuation of Deferred Tax Assets

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

Our accounting for deferred tax consequences represents our best estimate of the likely future tax consequences of events that have been recognized in our financial statements or tax returns and their future probability.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance.

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

Held-and-Used Long-Lived Assets.  We monitor the carrying value of long-lived asset groups held and used for potential impairment when certain triggering events have occurred.  These events include current period losses combined with a history of losses and a projection of continuing losses, and significant negative industry or economic trends.  When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows (utilizing current cash flow information and expected growth rates) to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is determined using an in-use valuation premise and the income approach.  The income approach is applied using a discounted cash flow methodology that incorporates assumptions similar to those a market participant would use to assess fair value.  These assumptions relate to business projections, long-term growth rate, discount rate, and economic projections.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Goodwill.  Our policy is to perform annual testing of goodwill and certain other net intangible assets during the fourth quarter to determine whether any impairment has occurred.  Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test.  Testing is conducted at the reporting unit level, which is the same level as our operating segments.  To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value.  Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology.  Additionally, we may measure fair value under the market approach.  This approach considers various market multiples (e.g., net operating revenue and earnings before interest, taxes, and depreciation and amortization ("EBITDA")) of companies that are engaged in the same or similar line of business.

Conditional Asset Retirement Obligations

We accrue for costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets for which the fair value of the liability can be reasonably estimated.  Certain conditional asset retirement obligations exist that are not recorded on our balance sheet, including regulated substances.  These costs are not estimable until a triggering event occurs (e.g., plant closing) due to the absence of historical cost, range of potential settlement dates and variability among plants.  Once a triggering event occurs and the fair value of the asset retirement obligation can be estimated, those costs are included as part of the liability.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars using end-of-period exchange rates and any resulting translation adjustments are reported in Accumulated other comprehensive income/(loss).  The net translation adjustment for 2008 was a decrease in net assets and Accumulated other comprehensive income/(loss) of $5.6 billion (net of tax of $0). The net translation adjustment for 2008 also reflects amounts transferred to net income as a result of the sale or liquidation of an entity, resulting in a gain of $1.8 billion (primarily from the sale of Jaguar Land Rover and a portion of our stake in Mazda).  In 2007 and 2006, the net translation adjustments were an increase in net assets and  Accumulated other comprehensive income/(loss) of $1.8 billion and $2.6 billion (net of tax of $0 for 2007 and $3 million benefit for 2006), respectively.

Also included in Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, and Financial Services revenues are gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, the effect of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities.  For additional discussion of hedging activities, see Note 22.  The net after-tax income effects of these adjustments were a gain of $922 million in 2008, a gain of $217 million in 2007, and a loss of $17 million in 2006.

Revenue Recognition — Automotive Sector

Automotive sales consist primarily of revenue generated from the sale of vehicles.  Sales are recorded when the risks and rewards of ownership are transferred to our customers (generally dealers and distributors).  For the majority of our sales, this occurs when products are shipped from our manufacturing facilities or at the point of delivery.  When vehicles are shipped to customers or modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.

We also sell vehicles to daily rental car companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of transfer, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive sales over the term of the lease, using a straight-line method.  Also at the time of transfer, the cost of the vehicles is recorded in Other current assets.  The difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  At December 31, 2008 and 2007, included in Accrued liabilities and deferred revenue was $2.9 billion and $3.2 billion, respectively, and included in Other current assets was $2.6 billion and $2.9 billion, respectively, for these vehicles.

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

Marketing Incentives and Interest Supplements

Marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector, are generally recognized by the Automotive sector as revenue reductions in Automotive sales.  These revenue reductions are accrued at the later of the date the related vehicle sales to the dealers are recorded or the date the incentive program is both approved and communicated.  We generally estimate these accruals using marketing incentives that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.  The Financial Services sector identifies payments for special financing and leasing programs as interest supplements or other support costs and recognizes them consistent with the earnings process of the underlying receivable or operating lease.

Employee Separation Actions and Exit and Disposal Activities

Under our collective bargaining agreements, we are required to pay benefits to our hourly employees at facilities that will be closed.  The benefits are expensed in Automotive cost of sales when it becomes probable that the employees will be permanently idled.  We expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

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

Share-Based Compensation

We grant performance and time-based restricted stock units to our employees.  Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period.  The fair value of the units granted under the 1998 Long-term Incentive Plan ("LTIP") is the average of the high and low market price of our Common Stock on the grant date.  The fair value of the units granted under the 2008 LTIP is the closing price of our Common Stock on the grant date.  Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based.  Time-based RSU-stock awards issued in 2006 and prior, vest at the end of the restriction period and the expense is taken equally over the restriction period.  For time-based RSU-stock awards issued in and after 2007, the awards generally vest under the graded vesting method.  One-third of the RSU-stock awards vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized in accordance with this graded vesting method.  Under both methods, at the end of the restriction period, the RSU-stock is fully expensed in Selling, administrative, and other expenses.  Performance RSU-stock have a performance period (usually 1-3 years) and a restriction period (usually 1-3 years).  Compensation expense for performance RSU-stock awards is not recognized until it is probable and estimable.  Expense is then recognized over the performance and restriction periods based on the fair market value of Ford stock at grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

We also grant stock options to our employees.  We measure the fair value of the majority of our stock options using the Black-Scholes option-pricing model, using historical volatility and our determination of the expected term.  The expected term of stock options is the time period that the stock options are expected to be outstanding.  Historical data is used to estimate option exercise behaviors and employee termination experience within the valuation model.  Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate.  Generally, 33% of the options are exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary.  Stock options expire ten years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year graded vesting methodology.

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

Raw Material Arrangements

We negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers.  These raw material arrangements, which take place independently of any purchase orders being issued to our suppliers, are negotiated at arms length and do not involve volume guarantees to either party.  When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the raw material and the income from the subsequent sale to the supplier in Automotive cost of sales.  When we retain the risks and rewards of ownership, we account for the raw material as Inventory on our balance sheet.

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

Government Grants and Loan Incentives

From time to time, we receive grants and loan incentives from domestic and foreign governments.  They are recorded in the financial statements in accordance with the purpose of the grant, either as a reduction of expenses or a reduction of the cost of the capital investment.  The benefit of grants and loan incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.  When recorded as a reduction of expense, grants and loan incentives are recorded as a reduction in Automotive cost of sales.

Derivative Financial Instruments and Hedge Accounting

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. To manage these risks, we enter into various derivatives contracts. Our hedging program, derivative positions and overall risk management strategy is reviewed by management on a regular basis. We only enter into transactions we believe will be highly effective at offsetting the underlying risk.

We enter into master agreements with counterparties that generally allow for netting of certain exposures.  To ensure consistency in our treatment of derivative and non-derivative exposures with regard to these agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

All derivatives are recognized on the balance sheet at fair value. We have elected to apply hedge accounting to certain derivatives in both the Automotive and Financial Services sectors. Derivatives that receive designated hedge accounting treatment are documented and evaluated for effectiveness at the time they are designated, as well as throughout the hedge period. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item.

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, or Financial Services revenues depending on the sector and underlying exposure.  Cash flows associated with non-designated or de-designated derivatives are reported in Net cash (used in)/provided by investing activities in our statements of cash flows.

Cash Flow Hedges.  The Automotive sector has designated certain forward and option contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange and commodity price risks.  During the second half of 2008, all foreign exchange forwards and options previously designated as cash flow hedges of forecasted transactions under critical terms match were de-designated and re-designated under the "long-haul" method using regression analysis to assess hedge effectiveness.  In 2008, there were no commodity derivatives designated as cash flow hedges.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. The ineffective portion is recorded directly in earnings. Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  An amount is also reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings if it becomes probable that the original forecasted transaction will not occur. Our cash flow hedges mature within two years or less.

Fair Value Hedges.  The Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt under the "long haul" method of assessing effectiveness.  The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. We use regression analysis to assess hedge effectiveness. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged item related to the risk being hedged in Financial Services debt with the offset in Financial Services revenue.  The change in fair value of the related derivative is also recorded in Financial Services revenue.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized over its remaining life.

Net Investment Hedges.  We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.  We assessed effectiveness based upon a comparison of the hedge with the beginning balance of the net investment on an after tax basis, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated.  We had no active foreign currency derivatives classified as net investment hedges at December 31, 2008 and 2007.

Normal Purchases and Normal Sales Classification.  For physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business, we have elected to apply the normal purchases and normal sales classification, with certain exceptions.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Selected Other Costs

Freight, engineering, and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative and other expenses.  Engineering, research and development costs are expensed as incurred when performed internally or performed by a supplier when reimbursement is guaranteed.  Freight costs on goods shipped and advertising costs are expensed as incurred.  Engineering, research and development, and advertising expenses were as follows (in billions):

	2008	2007	2006
Engineering, research and development	$7.3	$7.5	$7.2
Advertising	4.6	5.4	5.1

Depreciation and Amortization

Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, and 30 years for buildings and land improvements.  Maintenance, repairs, and rearrangement costs are expensed as incurred.  Special tools are amortized using a time-based method which amortizes the cost of the special tools over their expected useful lives using a straight-line method, or, if the production volumes for major product programs associated with the tools are expected to materially decline over the life of the tool, using an accelerated method reflecting the rate of decline.

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

Income Taxes

Effective with the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), we have elected to recognize accrued interest related to unrecognized tax benefits and tax related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement.

Subsequent Events

We evaluate the effects of all subsequent events through the date the audit of our financial statements is complete, management certifies the financial statements, and we file the financial statements with the U.S. Securities and Exchange Commission.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  MARKETABLE, LOANED, AND OTHER SECURITIES

All marketable securities held at January 1, 2008 or subsequently acquired are reported as trading securities.  Where available, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for federal agency securities, asset-backed securities, and corporate obligations, prices for similar assets and matrix pricing models are used.  In certain cases, where there is limited transparency to valuation inputs, we may contact securities dealers and obtain dealer quotes.

Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2008		2007
	Fair Value	Unrealized Gains/(Losses) (a)	Fair Value	Unrealized Gains/(Losses) (a)
Automotive Sector
Trading (b)	$9,296	$(1,443)	$10,901	$(55)
Available-for-sale	—	—	1,458	9
Total Automotive sector	9,296	(1,443)	12,359	(46)

Financial Services Sector
Trading	8,607	(32)	1	—
Available-for-sale	—	—	3,147	9
Held-to-maturity	—	—	8	—
Total Financial Services sector	8,607	(32)	3,156	9
Intersector elimination (b)	(492)	—	—	—
Total Company	$17,411	$(1,475)	$15,515	$(37)
__________
(a)	Unrealized gains/(losses) are reflected in fair value data provided in this table; unrealized gains/(losses) on trading securities are recorded in income on a current period basis.
(b)
The Fair Value column reflects an investment in Ford Credit debt securities shown at a carrying value of $492 million (estimated fair value of which is $437 million) at December 31, 2008.  See Note 1 for additional detail.

On November 18, 2008 we sold a portion of our investment in Mazda and reclassified our remaining investment to Marketable securities.  The fair value of our investment in Mazda at December 31, 2008 was $322 million.  See Note 9 for additional information.

Marketable and loaned securities recorded as available-for-sale and held-to-maturity securities at December 31, 2007 were as follows (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Automotive Sector
Available-for-sale
U.S. government	$214	$1	$—	$215
Mortgage-backed	575	6	1	580
Other debt securities	660	3	—	663
Total Automotive sector	$1,449	$10	$1	$1,458

Financial Services Sector
Available-for-sale
U.S. government	$632	$1	$—	$633
Government-sponsored enterprises	1,944	4	—	1,948
Mortgage-backed securities	324	2	1	325
Other debt securities	139	2	1	140
Equity securities	99	2	—	101
Subtotal	3,138	11	2	3,147
Held-to-maturity	8	—	—	8
Total Financial Services sector	$3,146	$11	$2	$3,155

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  MARKETABLE, LOANED, AND OTHER SECURITIES (Continued)

The proceeds from maturities and sales of available-for-sale securities were as follows (in millions):

	Proceeds
	Maturities		Sales
	2007	2006	2007	2006
Automotive sector	$—	$496	$2,686	$4,369
Financial Services sector	7,900	9,157	8,074	4,434
Total Company	$7,900	$9,653	$10,760	$8,803

Realized gains and losses on sales of available-for-sale securities were as follows (in millions):

	Gains		Losses
	2007	2006	2007	2006
Automotive sector	$10	$4	$7	$22
Financial Services sector	45	19	5	4
Total Company	$55	$23	$12	$26

Loaned Securities

At December 31, 2008 we had no loaned securities.  In 2007, loaned securities were primarily collateralized by cash, U.S. Treasury securities and government-sponsored agency securities. We had securities and cash as collateral in the amount of  $10 billion and $480 million, respectively, at December 31, 2007, shown in Other assets.  The securities held as collateral were not pledged or sold.

Other Securities

Not included in the marketable securities table are cost method investments totaling $68 million included in Other assets.  Our largest cost method investment relates to our ownership in Primrose Cove Limited of $56 million, preferred shares of which we received as part of the sale of Aston Martin Lagonda Group Limited ("Aston Martin").  See Note 20 for further discussion of the sale of Aston Martin.

NOTE 4.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

Net finance receivables at December 31 were as follows (in millions):

	2008	2007
Retail (including direct financing leases)	$67,316	$75,442
Wholesale	27,483	33,457
Other finance receivables	4,057	4,753
Total finance receivables	98,856	113,652
Unearned interest supplements	(1,343)	—
Allowance for credit losses	(1,417)	(948)
Other	5	29
Net finance and other receivables	$96,101	$112,733

Net finance receivables subject to fair value*	$91,584	$107,432
Fair Value	$84,615	$103,954
__________
*
At December 31, 2008 and 2007, excludes $4.5 billion and $5.3 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Finance receivables that originated outside of the United States were $43.1 billion and $55.7 billion at December 31, 2008 and 2007, respectively.  Other finance receivables consisted primarily of real estate, commercial and other collateralized loans, and accrued interest.  At December 31, 2008, finance receivables included $1.2 billion owed by the three customers with the largest receivables balances.

Included in net finance and other receivables at December 31, 2008 and 2007 were $73.7 billion and $67.2 billion, respectively, of finance receivables that secure certain debt obligations.  The cash flows generated from collection of these receivables can be used only for payment of the related debt and obligations arising from the transfer; they are not available to pay our other obligations or the claims of our other creditors (see Notes 11 and 16).

The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate, and prepayment risks associated with similar types of instruments.

Future maturities of total finance receivables, including minimum lease rentals, are as follows (in millions):

	2009	2010	2011	Thereafter	Total
Total finance receivables, including minimum lease rentals	$58,725	$20,304	$11,598	$8,229	$98,856

Experience indicates that a portion of the portfolio is repaid before the scheduled maturity dates.

The net investment in direct financing leases at December 31 was as follows (in millions):

	2008	2007
Total minimum lease rentals to be received	$2,940	$3,430
Less: Unearned income	(541)	(512)
Loan origination costs	33	57
Estimated residual values	2,135	2,356
Less: Allowance for credit losses	(50)	(52)
Net investment in direct financing leases	$4,517	$5,279

The investment in direct financing leases primarily relates to the leasing of vehicles.  Future maturities of minimum lease rentals, as included above, are as follows (in millions):

	2009	2010	2011	Thereafter	Total
Minimum rentals on direct financing leases	$994	$861	$693	$392	$2,940

NOTE 5.  NET INVESTMENT IN OPERATING LEASES

The net investment in operating leases at December 31 was as follows (in millions):

	2008	2007
Automotive Sector
Vehicles, net of depreciation (a)	$2,618	$2,946
Financial Services Sector
Vehicles and other equipment, at cost (b)	28,926	38,956
Accumulated depreciation	(5,542)	(8,493)
Allowance for credit losses	(264)	(154)
Total Financial Services sector	23,120	30,309
Total	$25,738	$33,255
__________
(a)	Included inAutomotive other current assets on our sector balance sheet.
(b)	Includes the impairment of operating leases at Ford Credit. See Note 13 for additional details.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  NET INVESTMENT IN OPERATING LEASES (Continued)

Automotive Sector

Included in Net investment in operating leases are vehicles sold to daily rental car companies subject to guaranteed repurchase options.  Assets subject to operating leases are depreciated on the straight-line method over the projected service life of the lease to reduce the asset to its estimated residual value.  Operating lease depreciation expense (which excludes gains and losses on disposal of assets) was as follows (in millions):

	2008	2007	2006
Operating lease depreciation expense	$861	$979	$1,384

Included in Automotive sales are rents on operating leases.  The amount contractually due for minimum rentals on operating leases is $113 million for 2009.

Financial Services Sector

Included in Net investment in operating leases at December 31, 2008 and 2007 were interests of $15.6 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Included in Financial Services revenues are rents on operating leases.  The amounts contractually due for minimum rentals on operating leases are as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter
Minimum rentals on operating leases	$4,205	$2,920	$1,581	$444	$58	$180

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

	2008	2007	2006
Operating lease depreciation expense	$9,048	$6,212	$5,214

NOTE 6.  ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

Changes in the allowance for credit losses for finance receivables, investment in direct financing leases, and investment in operating leases were as follows (in millions):

	2008	2007	2006
Beginning balance	$1,102	$1,121	$1,594
Provision for credit losses	1,773	592	100
Total charge-offs and recoveries
Charge-offs	(1,552)	(1,105)	(995)
Recoveries	414	470	470
Net charge-offs	(1,138)	(635)	(525)
Other changes, principally amounts related to finance receivables sold and translation adjustments	(56)	24	(48)
Ending balance	$1,681	$1,102	$1,121

During 2008, Ford Credit updated their assumptions to reflect higher loss severities due to lower auction values, which increased their allowance for credit losses by about $210 million at December 31, 2008.  Loss severity is the expected difference between the amount a customer owes Ford Credit when they charge off the finance contract and the amount Ford Credit receives, net of expense, from selling the repossessed vehicle, including any recoveries from the customer.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR

Servicing Portfolio

Ford Credit retains servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions.  The portfolio of assets being serviced is summarized in the following table for the years ended December 31 (in millions):

Retail
Servicing portfolio at December 31, 2006	$14,234
Receivables sales	815
Collections and re-acquired receivables	(8,151)
Servicing portfolio at December 31, 2007	6,898
Receivables sales	—
Collections and re-acquired receivables	(6,069)
Servicing portfolio at December 31, 2008	$829

Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $33 million and $180 million at December 31, 2008 and 2007, respectively.  Credit losses, net of recoveries, were $31 million and $65 million for the years ended December 31, 2008 and 2007, respectively.  Expected static pool credit losses related to outstanding securitized retail receivables were 1.1% at December 31, 2008.  To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

Retained Interest in Securitized Assets

The residual interests represent the outstanding balance and rights to future cash flows arising after all other investors have received their contractual return.  Ford Credit did not enter into any new transactions that met the criteria for selling financial assets during 2008.  In 2007, total net proceeds from sale transactions were $697 million.

The outstanding balances of Ford Credit's retained interest in securitized assets were $92 million and $653 million at December 31, 2008 and 2007, respectively.  Retained interests are recorded at fair value.  Ford Credit estimates the fair value of retained interests using internal valuation models, market inputs, and their own assumptions.

There are three key assumptions used at December 31, 2008 in estimating cash flows from the sales of retail receivables.  The cash flow discount rate was 16.5%, the estimated net credit loss rate ranged from 0.4% to 2.6%, and the prepayment speed was 1.3%.  The corresponding sensitivity of the current fair values to 10% and 20% adverse changes ranged from $0 to $2 million. The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.

Investment and Other Income

The following table summarizes the activity related to sales of receivables reported in Financial Services revenues for the years ended December 31 (in millions):

	2008	2007	2006
Servicing fees	$45	$122	$198
Interest income on retained interests	154	264	382
Net gain on sale of receivables	—	5	88
Investment and other income related to sales of receivables	$199	$391	$668

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Cash Flow

The following table summarizes the cash flow movements between the transferees and Ford Credit in its off-balance sheet sales of receivables for the years ended December 31 (in millions):

	2008	2007	2006
Proceeds from sales of receivables and retained interests
Proceeds from sales of retail receivables	$—	$697	$4,863
Proceeds from interest in sold wholesale receivables	—	—	—
Proceeds from revolving-period securitizations	—	—	217
Proceeds from sale of retained notes – retail	—	—	40
Total	$—	$697	$5,120

Cash flows related to net change in retained interest
Interest in sold retail receivables	$281	$401	$672
Interest in sold wholesale receivables	—	—	—
Total	$281	$401	$672

Servicing fees
Retail	$45	$122	$198
Wholesale	—	—	—
Total	$45	$122	$198

Other cash flows received on retained interests (which are reflected in securitization income)
Retail	$168	$147	$115
Wholesale	—	—	—
Total	$168	$147	$115

NOTE 8.  INVENTORIES

Inventories at December 31 were as follows (in millions):

	2008	2007
Raw materials, work-in-process and supplies	$3,016	$4,360
Finished products	6,493	6,861
Total inventories under FIFO	9,509	11,221
Less: LIFO adjustment	(891)	(1,100)
Total inventories	$8,618	$10,121

At December 31, 2008, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2008 purchases, the effect of which decreased Automotive cost of sales by about $209 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

The following table reflects our ownership percentages at December 31, 2008, and balances of equity method investments at December 31, 2008 and 2007 (in millions, except percentages):

		Investment Balance
	Ownership Percentages	2008	2007
Automotive Sector
AutoAlliance (Thailand) Co., Ltd ("AAT").	50.0%	$258	$202
Jiangling Motors Corporation, Ltd ("JMC")	30.0%	191	159
Changan Ford Mazda Automobile Corporation, Ltd	35.0%	189	183
Ford Motor Company Capital Trust II ("Trust II")	5.0%	155	155
Tenedora Nemak, S.A. de C.V.	6.8%	74	76
Blue Diamond Truck, S. de R.L. de C.V.	49.0%	33	45
Getrag Asia Pacific GmbH & Co. KG	25.0%	29	25
S.C. Automobile Craiova SA. ("ACSA") *	72.4%	24	—
Getrag America Holdings GmbH CH	25.0%	19	3
NuCellsys Holding GmbH	50.0%	18	14
Changan Ford Mazda Engine Company, Ltd.	25.0%	15	15
Blue Diamond Parts, LLC	51.0%	10	5
Ford Performance Vehicles Pty Ltd.	49.0%	8	7
OEConnection LLC	25.0%	7	5
Percepta, LLC	45.0%	7	5
Automotive Fuel Cell Cooperation Corporation ("AFCC")….	30.0%	4	—
Mazda Motor Corporation ("Mazda")	—	—	1,322
Ballard Power Systems, Inc. ("Ballard")	—	—	22
Lindsay Cars Limited ("Lindsay")	—	—	7
Other	Various	28	33
Total Automotive sector		1,069	2,283
Financial Services Sector
DFO Partnership	50.0%	357	468
Saracen HoldCo AB *	50.0%	66	—
AB Volvofinans ("Volvofinans")	10.0%	44	38
FFS Finance South Africa (Pty) Limited	50.0%	34	42
RouteOne LLC	30.0%	18	19
Other	Various	4	3
Total Financial Services sector		523	570
Total Company		$1,592	$2,853
__________
*	See Note 20 for discussion of these entities.

We received $224 million, $216 million, and $166 million of dividends from these affiliated companies for the years ended December 31, 2008, 2007, and 2006, respectively.

Automotive Sector

Mazda.  In November 2008, we sold 278 million shares of Mazda for net proceeds of $532 million.  As a result of the transaction, we recorded a pre-tax loss on the sale of $121 million, net of transaction costs and recognition of foreign currency translation adjustments, in Automotive interest income and other non-operating income/(expense), net.  We continue to own 195.5 million shares of Mazda, representing a 13.78% ownership interest.  We no longer have certain management rights we previously held and, as a result, we have deemed that we no longer hold significant influence over Mazda's operating and financial policies.  Consequently, we will account for its remaining investment of $322 million in Mazda as a marketable security.

Ballard. In the first quarter of 2008, we reached an agreement with Ballard to exchange our entire ownership interest of 12.9 million shares of Ballard stock for a 30% equity interest in AFCC along with $22 million in cash. AFCC is a joint venture between Ford (30%), Daimler AG (50.1%) and Ballard (19.9%). It was created for the development of automotive fuel cells. We also have agreed to purchase from Ballard its 19.9% equity interest for $65 million plus interest within five years. As a result of the exchange, we recognized in Automotive cost of sales a pre-tax loss of $70 million. Our investment in AFCC is reported in Automotive equity in net assets of affiliated companies.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

Lindsay.  In the second quarter of 2008, we acquired additional ownership interest in Lindsay, bringing our total ownership interest to 100%.  As a result of this transaction we began consolidating the subsidiary's financial results.

Financial Services Sector

Volvofinans.  During the third quarter of 2007, Ford Credit sold a majority of its interest in Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden.  As a result of the transaction, Ford Credit received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million, including $40 million of foreign currency translation adjustments, reported in Financial Services revenues. Ford Credit reports its remaining ownership interest in Other assets as an equity method investment.

NOTE 10.  SIGNIFICANT UNCONSOLIDATED AFFILIATES

Presented below is summarized financial information for Mazda.  Mazda was considered to be a significant unconsolidated affiliate in 2007.

Mazda.  Included in our Automotive equity in net assets of affiliated companies at December 31, 2008 and 2007 was $0 and $1.3 billion, respectively, associated with our investment in Mazda.  Our investment in Mazda included $0 and $207 million of goodwill included in Automotive equity in net assets of affiliated companies at December 31, 2008 and 2007, respectively.  Dividends received from Mazda were $27 million, $36 million, and $20 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Summarized income statement information from Mazda's published financial statements, prepared in accordance with Japanese GAAP, for the twelve months ended September 30, 2008, 2007, and 2006, and summarized balance sheet information from Mazda's published financial statements at September 30, 2008, 2007, and 2006 is as follows (in millions):

	2008	2007	2006
Net sales	$31,422	$28,108	$26,640
Cost and expenses	30,036	26,763	25,395
Income from continuing operations	889	698	611
Net income/(loss)	854	628	542

Total assets	$19,548	$16,776	$15,008
Total liabilities	14,067	12,430	11,408

Included in our Automotive equity in net income/(loss) of affiliated companies was the following income for the years ended December 31 (in millions):

	2008	2007	2006
Ford's share of Mazda's net income/(loss)	$25	$189	$256

Ford's share of Mazda's net income/(loss) in the table above represents our share of Mazda's results on a U.S. GAAP basis.  For 2008, our share includes a charge as determined under U.S. GAAP representing the impact on us of a goodwill impairment related to Mazda-owned dealerships in Japan.

NOTE 11.  VARIABLE INTEREST ENTITIES

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

Automotive Sector

VIEs of which we are the primary beneficiary:

Activities with the joint ventures described below include purchasing substantially all of the joint ventures' output under a cost-plus-margin arrangement and/or volume dependent pricing. These contractual arrangements may require us to absorb joint venture losses when production volume targets are not met or allow us, in some cases, to receive bonuses when production volume targets are exceeded. Described below are the significant VIEs that were consolidated.

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda in North America.  AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.

Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") is a 41/41/18 joint venture in Turkey with the Koc Group of Turkey and public investors.  Ford Otosan is the single-source supplier of the Ford Transit Connect model, and an assembly supplier of the Ford Transit van model, both of which we sell primarily in Europe.

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

We also hold interests in certain Ford and/or Lincoln Mercury dealerships.  At December 31, 2008, we consolidated a portfolio of approximately 67 dealerships that are part of our Dealer Development program.  We supply and finance the majority of vehicles and parts to these dealerships, and the operators have a contract to buy our equity interest over a period of time.

The total consolidated VIE assets and liabilities reflected on our December 31, 2008 and 2007 balance sheets are as follows (in millions):

	2008	2007
Assets
Cash and cash equivalents	$665	$742
Receivables	548	937
Inventories	1,162	1,187
Net property	2,379	2,969
Other assets	297	506
Total assets	$5,051	$6,341

Liabilities
Trade payables	$573	$1,014
Accrued liabilities	289	839
Income taxes payable	73	206
Debt	972	1,085
Other liabilities	169	229
Total liabilities	$2,076	$3,373

Minority interest	$1,168	$1,394

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our income statements for the years ended December 31, 2008 and 2007 are as follows (in millions):

	2008	2007
Sales	$7,191	$7,753
Costs and expenses
Cost of sales	6,154	6,166
Selling, administrative and other expenses	749	814
Total costs and expenses	6,903	6,980
Operating income/(loss)	288	773

Interest expense	82	55

Interest income and other non-operating income/(expense), net	55	40
Equity in net income/(loss) of affiliated companies	(3)	(1)
Income/(Loss) before income taxes - Automotive	258	757

Provision for/(Benefit from) income taxes	46	172
Minority interest in net income/(loss) of subsidiaries	202	322

Income/(Loss) from continuing operations	$10	$263

VIEs of which we are not the primary beneficiary:

In 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz"), we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The fair value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $14 million at December 31, 2008.  For additional discussion of these letters of credit, see Note 29.

We also have investments in unconsolidated subsidiaries determined to be VIEs of which we are not the primary beneficiary.  These investments are accounted for as equity-method investments and included in Equity in net assets of affiliated companies.

Formed in 1995, AAT is a 50/50 joint venture with Mazda in Thailand.  AAT is engaged in the manufacturing of automobiles on behalf of Mazda and Ford for both the Thai domestic market and for export markets through Ford and Mazda. Ford and Mazda share equally the risks and rewards of the joint venture.

In 2002, we established the Trust II.  We own 100% of Trust II's Common Stock which is equal to 5% of Trust II's total equity.  The risks and rewards associated with our interests in this entity are based primarily on ownership percentage.

Our maximum exposure at December 31 is detailed as follows (in millions):

			Change in
			Maximum
	2008	2007	Exposure
Investments	$413	$357	$56
Liabilities	(38)	(18)	(20)
Guarantees (off-balance sheet)	362	182	180
Total maximum exposure	$737	$521	$216

This includes a guarantee of a line of credit on behalf of AAT for plant expansion.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of which we are the primary beneficiary:

Ford Credit uses special purpose entities to issue debt to public and private investors, bank conduits and government programs including the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF") and the open market operations program of the European Central Bank ("ECB").  The debt is secured by the expected cash flows from finance receivables and net investments in operating leases that have been legally sold but continue to be recognized by us.

The VIE transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  In certain transactions in which the VIE issues floating rate debt, the funding costs of the counterparty are passed through to the VIE.  The variability inherent in these funding costs exclude the interest rate risk that is mitigated by the VIE's derivatives and may reduce Ford Credit's residual interests.

We aggregate and analyze our transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions – consumer credit risk and prepayment risk.
•	Wholesale transactions – dealer credit risk.
•	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and prepayment risk.

Ford Credit provides various forms of credit enhancements to reduce the risk of loss for securitization investors.  Credit enhancements include over-collaterization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities).  Ford Credit may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity.  Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities, and certain cash deposits.

Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by the VIE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests.  Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and pay other transaction participants and expenses.  Ford Credit retains credit risk in securitizations because its retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets.  Based on past experience, Ford Credit expects that any credit losses in the pool of securitized assets would likely be limited to its retained interests.

Ford Credit is engaged as servicer to collect and service the securitized assets.  Its servicing duties include collecting payments on the securitized assets and preparing monthly investor reports on the performance of the securitized assets and on amounts of interest and/or principal payments to be made to investors.  While servicing securitized assets, Ford Credit applies the same servicing policies and procedures that Ford Credit applies to its owned assets and maintains its normal relationship with its financing customers.

As residual interest holder, Ford Credit is exposed to underlying credit risk of the collateral, and may be exposed to interest rate risk.  Ford Credit's exposure does not represent incremental risk to Ford Credit and was $18.2 billion and $16.3 billion at December 31, 2008 and 2007, respectively.  The amount of risk absorbed by Ford Credit's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves funded.  For Ford Credit's wholesale transactions, it also includes cash it has contributed to excess funding accounts and its participation interests in the VIE.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets and have no right to require Ford Credit to repurchase their investments. Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or contribute cash or additional assets to its VIEs.

A number of Ford Credit's VIEs participate in its committed liquidity programs.  From time to time, Ford Credit has elected to renegotiate terms of its commitments, reallocate its commitments globally, or repurchase and extinguish its obligations in order to address challenging market conditions and the organizational restructuring of some of its counterparties.  Refer to Note 16 for additional information on Ford Credit's committed programs.

In certain transactions Ford Credit has dynamic enhancements, where it may elect to support the performance and/or product mix of the transactions by purchasing additional subordinated notes or increasing cash reserves.  Ford Credit's maximum contribution was $487 million in 2008.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of dealers from the VIEs when a dealers' performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  Ford Credit repurchased $395 million and $787 million of receivables in 2008 and 2007, respectively.  In addition, from time to time, Ford Credit supports its revolving wholesale transactions by contributing cash to an excess funding account when receivable levels fall below required levels.  Ford Credit's cash enhancements ranged from zero to $2.2 billion and zero to $1.6 billion in 2008 and 2007, respectively.

Ford Credit's FCAR Owner Trust retail securitization program (“FCAR”) is a VIE that issues commercial paper and Ford Credit may, on occasion, purchase the debt issued by FCAR.  In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Each sale under the CPFF is for a term of 90 days and sales can be made through October 30, 2009. Through December 31, 2008, Ford Credit sold to the CPFF about $7 billion of FCAR asset-backed commercial paper.  At December 31, 2008, the finance receivables of FCAR supported $11.5 billion of FCAR's asset-backed commercial paper held by external investors and $71 million was held by Ford Credit.  In the third quarter of 2008, Ford Credit repurchased $2.5 billion of asset-backed securities from FCAR and used the proceeds to pay off maturing FCAR commercial paper.

The assets securing the debt of the VIEs remain on Ford Credit's balance sheet as Finance receivables, net or Net investment in operating leases and therefore are not included in the VIE assets shown in the following table.  As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.  As of December 31, 2007, the carrying values of the assets were $40.7 billion of retail receivables, $22.8 billion of wholesale receivables, and $18.9 billion of net investment in operating leases.  The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on Ford Credit's general assets; rather, they represent claims against only the specific securitized assets.  Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against Ford Credit's general assets.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our December 31 balance sheets are as follows (in millions):

	2008		2007
	Cash & Cash Equivalents (a)	Debt (b) (c)	Cash & Cash Equivalents (a)	Debt
VIEs supporting transactions by asset-class (b)
Retail	$2,673	$34,507	$2,621	$36,000
Wholesale	1,029	15,537	793	16,063
Net investment in operating leases	206	12,005	469	14,310
Total	$3,908	$62,049	$3,883	$66,373
__________
(a)	Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $949 million and $753 million as of December 31, 2008 and 2007, respectively.
(b)
In 2008, certain notes issued by the VIEs to affiliated companies served as collateral for accessing the ECB facility.  This external funding of $308 million at December 31, 2008 was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)
The derivative assets of our consolidated VIEs were $46 million and $24 million at December 31, 2008 and 2007, respectively, and the derivative liabilities were $808 million and $271 million at December 31, 2008 and 2007, respectively.

The financial performance of the consolidated VIEs reflected in our December 31 income statements are as follows (in millions):

	2008		2007
	Derivative (Income)/ Expense	Interest Expense	Derivative (Income)/ Expense	Interest Expense
VIEs supporting transactions by asset-class
Retail	$684	$1,725	$150	$1,740
Wholesale	(47)	706	8	904
Net investment in operating leases	178	622	17	662
Our financial performance related to VIEs	$815	$3,053	$175	$3,306

VIEs of which we are not the primary beneficiary:

Ford Credit has investments in certain joint ventures determined to be VIEs of which it is not the primary beneficiary.  These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt as well as subordinated financial support provided by our joint venture partner. The risks and rewards associated with Ford Credit's interests in these joint ventures are based primarily on ownership percentages. Ford Credit's investments in these joint ventures are accounted for as equity method investments and are included in Other assets.  Ford Credit's maximum exposure to any potential losses associated with these VIEs is limited to its equity investments, and amounted to $140 million and $76 million at December 31, 2008 and 2007, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  NET PROPERTY AND RELATED EXPENSES

Net property at December 31 was as follows (in millions):

	2008	2007
Land	$579	$764
Buildings and land improvements	12,560	14,402
Machinery, equipment and other	43,633	45,303
Construction in progress	1,355	2,031
Total land, plant and equipment	58,127	62,500
Accumulated depreciation	(38,237)	(36,561)
Net land, plant and equipment	19,890	25,939
Special tools, net of amortization	8,462	10,040
Net Automotive sector property	28,352	35,979
Net Financial Services sector property*	213	260
Total	$28,565	$36,239
__________
*	Included in Financial Services other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2008	2007	2006
Depreciation and other amortization	$6,584	$3,474	$6,487
Amortization of special tools	4,537	3,289	4,671
Total *	$11,121	$6,763	$11,158

Maintenance and rearrangement	$1,839	$2,014	$2,081
__________
*	Includes impairments of long-lived assets for 2008 and 2006. See Note 13 for additional information.

NOTE 13.  IMPAIRMENT OF LONG-LIVED ASSETS

Automotive Sector

Based upon the financial impact of rapidly-changing U.S. market conditions during the second quarter of 2008, we projected a decline in net cash flows for the Ford North America segment.  The decline primarily reflected:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional sport utility vehicles ("SUVs") to smaller, more fuel-efficient vehicles as a result of higher fuel prices; (2) lower-than-anticipated U.S. industry demand; and (3) greater-than-anticipated escalation of commodity costs.  As a result, in the second quarter of 2008 we tested the long-lived assets of this segment for impairment and recorded in Automotive cost of sales a pre-tax charge of $5.3 billion, representing the amount by which the carrying value of these assets exceeded the estimated fair value.

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

During the third quarter of 2006, we also reviewed our business plan for the Jaguar Land Rover operating unit and, consistent with 2006 operating results, projected lower sales, a decline in net cash flows for this operating unit based on cost performance shortfalls and currency exchange deterioration.  As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.6 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

The table below describes the significant components of the 2006 long-lived asset impairments of the Ford North America segment and the Jaguar Land Rover operating unit (in millions):

	Ford North America	Jaguar Land Rover
Land	$—	$—
Buildings and land improvements	324	176
Machinery, equipment and other	1,360	635
Special tools	516	750
Intangible assets	—	39
Total	$2,200	$1,600

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

NOTE 14.  GOODWILL AND OTHER NET INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector				Financial Services Sector
	Ford North America	Ford Europe	Volvo	Total	Ford Credit	Total Company
Balances at December 31, 2007	$89	$37	$1,360	$1,486	$18	$1,504
Changes in goodwill:
Goodwill acquired	—	—	—	—	—	—
Other disposals	(1)	—	—	(1)	(9)	(10)
Dealer goodwill impairment*	(88)	—	—	(88)	—	(88)
Effect of foreign currency translation and other	—	(6)	(210)	(216)	—	(216)
Balances at December 31, 2008	$—	$31	$1,150	$1,181	$9	$1,190
__________
*
Based on our expected reduction of our Ford North America dealership base, we recorded an other-than-temporary impairment of our investment in our consolidated North America dealerships.  We recorded the $88 million impairment of our investment in the first quarter of 2008 by writing down the related goodwill to its fair value of $0.

Excluded from the table above is goodwill within Equity in net assets of affiliated companies of $34 million and $247 million at December 31, 2008 and 2007, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  GOODWILL AND OTHER NET INTANGIBLES (Continued)

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Distribution networks	$295	$(96)	$199	$335	$(103)	$232
Manufacturing and production incentive rights	227	(113)	114	297	(74)	223
Other	148	(58)	90	199	(89)	110
Total Automotive sector	670	(267)	403	831	(266)	565
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$674	$(271)	$403	$835	$(270)	$565

Our identifiable net intangible assets are comprised of distribution networks with a useful life of 40 years, manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).  Pre-tax amortization expense, was as follows (in millions):

	2008	2007	2006
Pre-tax amortization expense	$99	$106	$66

Intangible asset amortization is forecasted to be approximately $100 million per year for the next two years, and $20 million to $30 million thereafter.

NOTE 15.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue at December 31 was as follows (in millions):

	2008	2007
Automotive Sector
Current
Other postretirement employee benefits ("OPEB")	$10,917	$457
Dealer and customer allowances and claims	10,691	13,604
Deferred revenue	3,667	4,093
Employee benefit plans	1,987	2,892
Accrued interest	419	514
Pension	478	439
Other	4,236	5,673
Total Automotive current	32,395	27,672
Non-current
Pension	11,435	6,678
OPEB	5,358	23,760
Dealer and customer allowances and claims	4,757	7,149
Deferred revenue	1,767	1,989
Employee benefit plans	525	934
Other	973	1,166
Total Automotive non-current	24,815	41,676
Total Automotive sector	57,210	69,348
Financial Services Sector	6,184	5,390
Total Sectors	63,394	74,738
Intersector elimination*	(8)	—
Total Company	$63,386	$74,738
__________
*	Accrued interest related to Ford's acquisition of Ford Credit debt securities. See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS

Debt at December 31 was as follows (in millions, except percentages):

	Interest Rates
	Average Contractual (a)		Weighted Average (b)		Amount
	2008	2007	2008	2007	2008	2007
Automotive Sector
Debt payable within one year
Short-term	4.5%	5.6%	4.5%	5.6%	$543	$653
Long-term payable within one year
Senior indebtedness (c)					648	522
Total debt payable within one year					1,191	1,175
Long-term debt payable after one year
Senior indebtedness
Notes and bank debt (c) (d)	6.3%	7.2%	6.6%	7.4%	21,772	22,905
Unamortized discount					(144)	(153)
Total senior indebtedness					21,628	22,752
Subordinated indebtedness	6.5%	6.5%	6.5%	6.5%	3,027	3,027
Total long-term debt payable after one year					24,655	25,779
Total Automotive debt					$25,846	$26,954

Fair value					$9,135	$22,986

Financial Services Sector
Short-term debt
Asset-backed commercial paper					$11,503	$13,518
Other asset-backed short-term debt					5,569	5,209
Ford Interest Advantage (e)					1,958	5,408
Unsecured commercial paper					12	526
Other short-term debt					1,526	1,707
Total short-term debt	4.5%	5.5%	5.2%	5.7%	20,568	26,368
Long-term debt
Senior indebtedness
Notes payable within one year					15,712	12,656
Notes payable after one year					37,583	52,301
Unamortized discount					(256)	(91)
Asset-backed debt
Notes payable within one year					26,501	21,108
Notes payable after one year					28,734	29,491
Total long-term debt	6.1%	6.5%	6.0%	6.3%	108,274	115,465
Total Financial Services debt					$128,842	$141,833

Fair value					$112,389	$138,434

Total Automotive and Financial Services debt					$154,688	$168,787
Intersector elimination (f)					(492)	—
Total Company debt					$154,196	$168,787

__________
(a)	Excludes the effect of interest rate swap agreements and facility fees.
(b)	Includes the effect of interest rate swap agreements and facility fees.
(c)	Includes $6.9 billion in secured debt at December 31, 2008 and 2007.
(d)	Includes $11 million in debt to mature in 2032 with put options exercisable monthly since February 15, 1995.
(e)	The Ford Interest Advantage program consists of our floating rate demand notes.
(f)	Debt related to Ford's acquisition of Ford Credit debt securities. See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

Debt maturities at December 31, 2008 were as follows (in millions):

Total debt maturities	2009	2010	2011	2012	2013	Thereafter	Adj. (a)	Total Debt
Automotive sector	$1,191	$872	$263	$175	$6,626	$16,863	$(144)	$25,846
Financial Services sector	62,781	22,455	24,225	7,595	5,340	6,368	78	128,842
Intersector elimination (b)	(310)	(182)	—	—	—	—	—	(492)
Total Company	$63,662	$23,145	$24,488	$7,770	$11,966	$23,231	$(66)	$154,196
__________
(a)
Automotive sector excludes unamortized debt discounts of $(144) million.  Financial Services sector excludes unamortized debt discounts of $(256) million and adjustments of $334 million related to designated fair value hedges of the debt.  See Note 2 for detail on hedge accounting policies.

(b)	Debt related to Ford's acquisition of Ford Credit debt securities. See Note 1 for additional detail.

The fair value of debt is estimated based upon quoted market prices, current market rates for similar debt within approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.  The change in the fair value of our debt in 2008 was primarily driven by a deterioration in credit markets generally, as indicated by widening of credit default swap ("CDS") spreads, and the negative outlook for the automotive sector specifically.

Automotive Sector

We issued an aggregate of 46,437,906 and 62,000,761 shares of Ford Common Stock, par value $0.01 per share, in exchange for $431 million and $567 million principal amount of our outstanding publicly-issued debt securities in 2008 and 2007, respectively.  We did not receive cash proceeds as a result of the exchange of Ford Common Stock for the debt securities, which have been retired and cancelled.  We completed these transactions to reduce debt and interest costs, increase equity, and, thereby, improve the balance sheet.  As a result of the exchange, we recorded a pre-tax gain of $73 million and $120 million in Automotive interest income and other non-operating income/(expense), net in 2008 and 2007, respectively.

Senior Convertible Indebtedness

At December 31, 2008, we have outstanding $4.88 billion in principal amount of unsecured Senior Convertible Notes (the "Convertible Notes") that mature in 2036.  The Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).  Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company or for shares of Ford Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-prevailing conversion price for twenty trading days during any consecutive thirty trading day period.

During the Fourth Quarter 2008 pursuant to a request for conversion, we issued an aggregate of 7,253,035 shares of Ford Common Stock, par value $0.01 per share, in exchange for $67 million principal amount of our Convertible Notes.

Subordinated Convertible Indebtedness

At December 31, 2008, Ford Motor Company Capital Trust II ("Trust II"), a subsidiary trust, had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.9 billion (the “Trust Preferred Securities”).  The sole assets of Trust II are $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 of Ford Motor Company (the "Subordinated Debentures").  As of January 15, 2007, the Subordinated Debentures had become redeemable at our option.  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

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

Secured Borrowing and Credit Facilities*

On December 15, 2006, we entered into an agreement (the "Credit Agreement") which provides for a seven-year $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion.  At December 31, 2008, our outstanding principal balance of the term-loan facility was $6.9 billion.  The term-loan principal amount amortizes at a rate of 1% per annum, is payable in full at December 15, 2013 and bears interest at LIBOR plus a margin of 3.00%.

Due to concerns about the instability in the capital markets with the uncertain state of the global economy, on January 29, 2009, we gave notice to borrow the total unused amount (i.e., $10.9 billion) under our $11.5 billion secured revolving credit facility entered into in December 2006.  On February 3, 2009, the requested borrowing date, the lenders under that facility advanced to us $10.1 billion.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not advanced because of LCPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  The $10.1 billion revolving loan will bear interest at LIBOR plus a margin of 2.25% and will mature on December 15, 2011.

Under the Credit Agreement, we may designate certain of our domestic and foreign subsidiaries, including Ford Credit, as borrowers under the revolving facility.  We and certain of our domestic subsidiaries that constitute a substantial portion of our domestic automotive assets (excluding cash) are guarantors under the Credit Agreement, and future material domestic subsidiaries will become guarantors when formed or acquired.

Collateral.  The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash).  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Volvo Holding Company Inc., a holding company for Volvo, Ford Motor Company of Canada, Limited ("Ford Canada") and Grupo Ford S. de R.L. de C.V. (a Mexican subsidiary); 66% to 100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.

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

With respect to the borrowing base covenant, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral described above such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement.
_________
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

Other Automotive Credit Facilities.  At December 31, 2008, we had $722 million of other contractually-committed Automotive credit facilities with financial institutions, including $141 million of worldwide Automotive unsecured credit facilities and $581 million of local credit facilities to foreign Automotive affiliates.  Of the $195 million borrowed under these lines, most matures in 2009.  Of the $527 million available for use, $121 million are committed through June 30, 2009, $25 million are committed through June 30, 2010, $327 million are committed through April 1, 2012, and the remainder expire before June 30, 2009.

Financial Services Sector

Credit Facilities

At December 31, 2008, Ford Credit and its majority-owned subsidiaries, including FCE Bank, plc ("FCE"), had $2 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.4 billion were available for use.  Of the credit facilities available for use, $31 million matured in January, 2009, $811 million are committed through June 29, 2009, $117 million are committed through June 30, 2010, and $442 million are committed through December 31, 2011.  Of the $2 billion contractually-committed credit facilities, $315 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $1.7 billion are FCE bank lines (of which $1.6 billion are worldwide).  The Ford Credit worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect, majority-owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at December 31, 2008, Ford Credit had $15.7 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  Included in this total is a $238 million contractually-committed liquidity facility provided by Lehman Brothers Bank, FSB ("Lehman Brothers Bank").  As disclosed in our Current Report on Form 8-K dated September 16, 2008, the contractually-committed liquidity facilities provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. ("Lehman"), the parent company of Lehman Brothers Bank.  On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Of the $15.7 billion of contractually-committed liquidity facilities, $9.2 billion are committed through June 29, 2009, $174 million are committed through June 30, 2011, and $6.3 billion are committed through June 29, 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2008, $15.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $412 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At December 31, 2008, the outstanding commercial paper balance for the FCAR program was $11.5 billion.  Ford Credit is registered to sell up to $16 billion of asset-backed commercial paper under the CPFF.  As of December 31, 2008 Ford Credit had sold to the CPFF $7 billion of asset-backed commercial paper.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions, whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit's eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds up to $24 billion at December 31, 2008 ($12.5 billion retail and $11.5 billion wholesale) of which $8.1 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $21.7 billion having maturities within the next twelve months (of which $7.3 billion relates to FCE commitments), and the balance having maturities between December 2010 and September 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to it having a sufficient amount of assets eligible for these programs as well as Ford Credit's ability to obtain interest rate hedging arrangements for securitizations.  At December 31, 2008, $21.4 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DEBT AND COMMITMENTS (Continued)

In addition, Ford Credit has a committed liquidity program for the purchase of up to $4 billion of asset-backed securities, which is committed until December 2010 at Ford Credit's option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to it having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At December 31, 2008, Ford Credit had $4 billion of outstanding funding in this program.

Secured Borrowing

The following table shows the assets and the associated liabilities related to Ford Credit's secured debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2008			2007
	Cash	Receivables	Related Debt	Cash	Receivables	Related Debt
Retail	$3.3	$51.6	$42.6	$2.7	$41.7	$36.9
Wholesale	1.2	22.1	17.6	0.8	25.5	18.0
Net investment in operating leases	1.0	15.6	12.0	1.2	18.9	14.3
Total secured debt arrangements*	$5.5	$89.3	$72.2	$4.7	$86.1	$69.2
   _________
*
Includes debt of $62 billion and $66 billion as of December 31, 2008 and 2007 respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of Ford Credit assets securing the debt issued by these VIEs were $4.8 billion and $4.7 billion of cash, $41.9 billion and $40.7 billion of retail receivables, $19.6 billion and $22.8 billion of wholesale receivables, and $15.6 billion and $18.9 billion of net investment in operating leases as of December 31, 2008 and 2007, respectively. Refer to Note 11 for further discussion regarding VIEs.

In certain structures, Ford Credit issues asset-backed debt directly, rather than through consolidated VIEs.  For Ford Credit's bank-sponsored conduit program, Ford Credit transfers finance receivables to bank conduits or sponsor banks in which it retains a significant interest in the transferred pools of receivables.  The outstanding balance of the transferred pools of finance receivables was $8.4 billion and $449 million and the associated secured debt was $6.9 billion and $400 million at December 31, 2008 and 2007, respectively.  For Ford Credit's ECB facility, it pledged its asset-backed notes as collateral and has issued $773 million of secured debt as of December 31, 2008 that did not utilize a VIE.  These programs represent the significant portion of Ford Credit's secured debt arrangements that do not utilize VIEs.

Financial Services sector asset-backed debt also includes $96 million and $105 million at December 31, 2008 and December 31, 2007, respectively, that is secured by property.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION

At December 31, 2008, a variety of Ford stock-based compensation grants or awards were outstanding for employees (including officers) and members of the Board of Directors.  All stock-based compensation plans are approved by the shareholders.

We have stock-based compensation outstanding under two LTIPs: the 1998 LTIP and the 2008 LTIP.  No further grants may be made under the 1998 LTIP.  All outstanding stock-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants.  Grants may continue to be made under the 2008 LTIP through April 2018.

Under the 2008 LTIP, 2% of our issued Common Stock as of December 31, 2008 becomes available for granting plan awards in the succeeding calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2008, the number of unused shares carried forward was 42.1 million shares.

Upon stock-settled compensation exercises and awards, we issued new shares of Common Stock.  We do not expect to repurchase a significant number of shares for treasury stock during 2009.

Restricted Stock Units

RSU-stock activity during 2008 was as follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	17.6	$7.68
Granted	18.5	6.05
Vested	(5.3)	7.60
Forfeited	(4.9)	6.09
Outstanding, end of year	25.9	6.84	$59.4

RSU-stock expected to vest	24.7	N/A	56.6

The fair value and intrinsic value of RSU-stock during 2008, 2007, and 2006 were as follows (in millions, except RSU per unit amounts):

	2008	2007	2006
Fair value
Granted	$112	$121	$28
Weighted average grant date (per unit)	6.05	7.64	7.83

Vested	40	9	8

Intrinsic value
Vested	12	8	5

Compensation cost was as follows (in millions):

	2008	2007	2006
Compensation cost	$82	$76	$15
Taxes *	—	—	(5)
Compensation cost, net of taxes	$82	$76	$10
__________
*	No taxes recorded due to established valuation allowances.

As of December 31, 2008, there was approximately $52 million in unrealized compensation cost related to non-vested RSU-stock.  This expense will be recognized over a weighted average period of 1.3 years.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION (Continued)

Stock Options

Stock option activity was as follows:

	2008		2007		2006
Stock Option Activity	Shares (millions)	Weighted-Average Exercise Price	Shares (millions)	Weighted-Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	247.3	$17.57	255.6	$17.83	245.2	$18.72
Granted	13.5	6.12	16.3	7.56	29.1	7.89
Exercised*	(0.3)	7.65	(1.2)	7.61	(0.5)	7.55
Forfeited (including expirations)	(34.3)	21.03	(23.4)	14.00	(18.2)	14.26
Outstanding, end of year	226.2	16.37	247.3	17.57	255.6	17.83
Exercisable, end of year	194.8	17.86	205.6	19.38	203.2	19.81
__________
*	Exercised at option price ranging from $7.55 to $7.83 during 2008, option price ranging from $7.12 to $7.83 during 2007, and option price of $7.55 during 2006.

The total fair value of options that vested during the years ended December 31 was as follows (in millions):
	2008	2007	2006
Fair value of vested options	$65	$81	$93

We have 194.8 million fully-vested stock options, with a weighted-average exercise price of $17.86 and remaining term of 3.7 years.  We expect 30.8 million stock options (after forfeitures), with a weighted-average exercise price of $7.08 and remaining term of 8.3 years to vest in the future.  There is no intrinsic value for unvested and vested options at December 31, 2008.

We received about $2 million from the exercise of stock options in 2008.  The tax benefit realized was de minimis.  An equivalent of about $2 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2008, 2007, and 2006, the difference between the fair value of the common shares issued and their respective exercise price was de minimis, $1 million, and $1 million, respectively.

Compensation cost was as follows (in millions):

	2008	2007	2006
Compensation cost	$35	$75	$77
Taxes *	—	—	(19)
Compensation cost, net of taxes	$35	$75	$58
__________
*	No taxes recorded due to established valuation allowances.

As of December 31, 2008, there was about $20 million in unrealized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted average period of 1.3 years.  A summary of the status of our non-vested shares and changes during 2008 follows:

	Shares (millions)	Weighted-Average Grant-Date Fair Value
Non-vested beginning of year	41.7	$3.09
Granted	13.5	2.65
Vested	(20.1)	3.25
Forfeited (including expirations)	(3.7)	3.15
Non-vested end of year	31.4	2.79

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SHARE-BASED COMPENSATION (Continued)

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2008	2007	2006
Fair value per option	$2.65	$3.57	$2.07
Assumptions:
Annualized dividend yield	—%	—%	4.9%
Expected volatility	37.7%	39.2%	39.7%
Risk-free interest rate	3.9%	4.8%	4.9%
Expected option term (in years)	6.0	6.5	6.5

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted-Average Life (years)	Weighted-Average Exercise Price	Shares (millions)	Weighted-Average Exercise Price
$5.11 - $10.58	76.0	6.84	$7.56	44.6	$7.90
10.62 - 15.81	48.1	5.50	13.03	48.1	13.03
15.91 - 23.88	55.4	2.5	18.99	55.4	18.99
23.97 - 35.79	46.7	1.3	31.01	46.7	31.01
Total options	226.2			194.8

Other Share-Based Awards

Under the 1998 and 2008 LTIPs we have granted other share-based awards to select executives and other key employees, in addition to stock options and restricted stock units.  These awards include restricted stock, cash-awarded restricted stock units, performance stock rights, and stock appreciation rights.  These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost was as follows (in millions):

	2008	2007	2006
Compensation cost	$—	$9	$19
Taxes *	—	—	(7)
Compensation cost, net of taxes	$—	$9	$12
__________
*	No taxes recorded due to established valuation allowances.

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

Automotive Sector

General

We began implementing a number of different employee separation plans during 2006, our accounting for which is dependent on the design of the individual benefit action.

Job Security Benefits Reserve

As part of our plan to reduce and realign vehicle assembly capacity and related manufacturing to bring it more in line with demand and shifting customer preferences, we plan to sell or close certain North American manufacturing facilities, including our Automotive Components Holdings, LLC ("ACH") component manufacturing plants.  Hourly employees working at these U.S. plants are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"); hourly employees working at the Canadian plants identified above are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW").  Our 2007 collective bargaining agreement with the UAW requires us to pay idled employees who meet certain conditions a portion of their wages and benefits for a specified period of time.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Our collective bargaining agreement with the CAW contains a provision pursuant to which we are required to pay idled employees a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received.  This agreement expired in September 2008.  The new 2008 CAW collective bargaining agreement continues this job security program.  We refer to these benefits under the UAW and CAW agreements as "Job Security Benefits."

The Job Security Benefits reserve includes an amount for benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements.  We recorded the expense in Automotive cost of sales, and the following table summarizes the activity in the related Job Security Benefits reserve:

	Reserve (in millions)		Number of employees
	Full Year 2008	Full Year 2007	Full Year 2008	Full Year 2007
Beginning balance	$817	$1,036	8,316	10,728
Additions to Job Security Benefits reserve/Transfers from voluntary separation program (i.e., rescissions)	71	232	806	2,220
Voluntary separations and relocations	(248)	(311)	(2,880)	(4,632)
Benefit payments and other adjustments	(229)	(140)	(2,055)	—
Ending balance	$411	$817	4,187	8,316

The reserve balance above takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments. Due to the complexities inherent in estimating this reserve, our actual costs could differ materially.  We continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

Separation Actions

UAW Voluntary Separations.  The following table summarizes the activity in the related separation reserve, with the expense recorded in Automotive cost of sales:

	Reserve (in millions)		Number of employees
	Full Year 2008	Full Year 2007	Full Year 2008	Full Year 2007
Beginning balance	$225	$2,435	1,374	26,351
Voluntary acceptances	307	—	2,558	—
Payments/Terminations	(384)	(1,912)	(3,397)	(21,587)
Rescissions and other adjustments	14	(298)	(61)	(3,390)
Ending balance	$162	$225	474	1,374

The ending balances shown above primarily represent the cost of separation packages for employees who accepted packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties, but who will remain on our employment rolls until they reach retirement eligibility.  The remaining balance of the reserve reflects costs associated with employee tuition programs.

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions for the full year 2008, 2007 and 2006 (in millions).  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

	Full Year
	2008	2007	2006
Volvo	$108	$11	$54
Ford Asia Pacific Africa	97	5	61
Ford U.S. (salaried-related)	79	154	22
Ford Canada	74	223	14
Ford Europe	38	45	109
Ford Mexico	33	—	—

The charges above exclude costs for pension and OPEB.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Financial Services Sector

Separation Actions

In 2008 and 2007, we recognized pre-tax charges of $16 million and $37 million, respectively, in Selling, administrative and other expenses for employee separation actions.  The 2008 expense reflects restructuring actions in non-U.S. locations that are expected to be substantially completed by the end of 2009.  The 2007 actions were associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).

These charges exclude costs for pension and OPEB.

NOTE 19.  INCOME TAXES

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2008	2007	2006
Income/(Loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$(16,459)	$(6,374)	$(15,814)
Non-U.S.	1,879	2,225	335
Total	$(14,580)	$(4,149)	$(15,479)

Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(117)	$(39)	$—
Non-U.S.	458	313	372
State and local	36	1	(8)
Total current	377	275	364
Deferred
Federal	95	(1,710)	(4,281)
Non-U.S.	(350)	410	1,112
State and local	(59)	(269)	150
Total deferred	(314)	(1,569)	(3,019)
Total	$63	$(1,294)	$(2,655)

Reconciliation of effective tax rate
U.S. tax at statutory rate	35.0%	35.0%	35.0%
Non-U.S. income taxes	1.2	1.3	0.7
State and local income taxes	0.2	4.2	2.4
Deductible dividends	—	—	0.5
General business credits	1.1	5.4	1.2
Dispositions and restructurings	15.8	(6.1)	—
Medicare prescription drug benefit	0.6	2.1	0.7
Prior year settlements and claims	(0.6)	1.0	3.4
Tax-related interest	0.5	(1.7)	—
Other	(0.1)	3.2	(1.1)
Valuation allowance	(54.1)	(13.3)	(25.7)
Effective rate	(0.4)%	31.1%	17.1%

No provision for deferred taxes has been made on $1.2 billion of unremitted earnings that are permanently invested in our non-U.S. operating assets.  Had these earnings not been permanently reinvested in non-U.S. operations, the U.S. tax consequences of their repatriation would have been insignificant since these earnings were subject to foreign taxes that would offset, as foreign tax credits, substantially all U.S. taxes.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  INCOME TAXES (Continued)

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2008	2007*
Deferred tax assets
Employee benefit plans	$9,482	$10,020
Net operating loss carryforwards	7,083	2,095
Tax credit carryforwards	2,520	1,169
Dealer and customer allowances and claims	1,873	2,436
Other foreign deferred tax assets	3,948	3,364
Allowance for credit losses	1,884	1,655
All other	2,748	2,873
Total gross deferred tax assets	29,538	23,612
Less: valuation allowance	(17,840)	(8,560)
Total net deferred tax assets	11,698	15,052
Deferred tax liabilities
Leasing transactions	3,206	5,694
Depreciation and amortization (excluding leasing transactions)	2,890	3,877
Finance receivables	786	866
All other	3,743	4,149
Total deferred tax liabilities	10,625	14,586
Net deferred tax assets/(liabilities)	$1,073	$466
__________
*	Includes Jaguar Land Rover

Operating loss carryforwards for tax purposes were $16.8 billion at December 31, 2008.  A substantial portion of these losses expire in 2029; the remaining losses will begin to expire in 2013.  Tax credits available to offset future tax liabilities are $2.5 billion.  A substantial portion of these credits have a remaining carryforward period of 10 years or more.  Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

Effective September 30, 2006, the balance of deferred taxes primarily at our U.S entities has changed from a net deferred tax liability position to a net deferred tax asset position.  Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, we have established a valuation allowance of $17.8 billion against the net deferred tax asset.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recorded an increase of $1.3 billion to Retained earnings.  The favorable impact to Retained earnings was primarily the result of recognizing a receivable of approximately $1.5 billion associated with refund claims and related interest for prior years that met the "more-likely-than-not" recognition threshold of FIN 48.  These prior year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under SFAS No. 5, Accounting for Contingencies and could not be recognized until the contingency lapsed.  The amount of unrecognized tax benefits at January 1, 2008 was $1.8 billion.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2008	2007
Balance at January 1	$1,810	$1,947
Increase – tax positions in prior periods	416	226
Increase – tax positions in current period	64	105
Decrease – tax positions in prior periods	(38)	(264)
Settlements	(235)	(266)
Lapse of statute of limitations	(23)	(37)
Foreign currency translation adjustment	(96)	99
Balance at December 31	$1,898	$1,810

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  INCOME TAXES (Continued)

The amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 that would affect the effective tax rate if recognized was $964 million and $837 million, respectively.

The U.S. and Canadian governments are presently in negotiations regarding our transfer pricing methodologies, covering a number of years.  It is reasonably possible that negotiations for some or all of those years could be completed within the next twelve months, resulting in a significant reduction in unrecognized tax benefits.  A reasonable estimate of the possible reduction in unrecognized tax benefits cannot be made at this time.

Examinations by tax authorities have been completed through 1999 in Germany, 2001 in Sweden, 2003 in Canada, 2003 in the United States, and 2004 in the United Kingdom.  Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist for years dating back to 1994.

During 2008 and 2007, we recorded in our consolidated statement of income approximately $69 million in tax-related interest income  and $62 million in tax related interest expense, respectively.  As of December 31, 2008, and December 31, 2007, we had recorded a net receivable of $177 million, and a payable of $216 million, respectively, for tax-related interest.

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

Automotive Protection Corporation ("APCO").  During 2007, the management team of APCO, together with Trident IV, L.P., a private equity fund managed by Stone Point Capital LLC, purchased APCO from us.  This transaction was the result of our ongoing strategic review of our operations.  As a result of the transaction, we realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(Loss) from discontinued operations.

The results of all discontinued Automotive sector operations are as follows (in millions):

	2008	2007	2006
Sales	$-	$13	$59

Operating income/(loss) from discontinued operations	$-	$2	$23
Gain/(Loss) on discontinued operations	-	51	3
(Provision for)/Benefit from income taxes	-	(18)	(10)
Income/(Loss) from discontinued operations	$-	$35	$16

At December 31, 2008, there were no assets or liabilities remaining on our balance sheet related to discontinued operations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Held-for-Sale Operations

Jaguar Land Rover.  During 2007, we committed to sell our Jaguar Land Rover operations in order to focus on our core Automotive operations and to build liquidity.  At December 31, 2007, we classified the assets and liabilities of these operations as held for sale on our balance sheet.  During the first quarter of 2008, we entered into a definitive agreement with Tata Motors Limited pursuant to which we would sell all of our interest in Jaguar Land Rover for $2.3 billion, subject to customary purchase price adjustments upon completion (e.g., relating to working capital, cash, and debt), and agreed to contribute up to about $600 million to Jaguar and Land Rover pension plans.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales related to the disposal of these operations.

During the second quarter 2008, we completed the sale of Jaguar Land Rover.  At the time of the sale, we received $2.4 billion in cash proceeds and recognized a second quarter pre-tax loss of $106 million, reported in Automotive interest income and other non-operating income/(expense), net.  This loss included the recognition of $1.2 billion of accumulated other comprehensive income, the settlement of about $550 million of net intercompany payables, and related separation costs of about $150 million.

Subsequent to the second quarter 2008, we received $132 million in cash, which reflected final settlement of purchase price adjustments and paid additional separation costs of $2 million. As a result, we recognized an additional pre-tax loss of $32 million reported in Automotive interest income and other non-operating income/(expense), net. With this, our pre-tax loss is $138 million.

The assets and liabilities of Jaguar Land Rover operations classified as held-for-sale operations at June 2, 2008 (date of sale) and December 31, 2007 are summarized as follows (in millions):

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

ACH.  In the second quarter of 2008, we classified the ACH Milan plant, which produces fuel tanks and bumper fascias, as held for sale.  At that time, a pre-tax impairment charge of $18 million was recorded which represented the excess of net book value of the held-for-sale assets over the expected proceeds.  During the third quarter, deteriorating domestic economic and industry conditions significantly reduced the probability of this sale and the Milan plant was subsequently reclassified as held and used.  The pre-tax impairment charge continues to be reported in Automotive cost of sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

In 2007, we completed the sale of the ACH Converca Plant to the Linamar Corporation.  The Converca plant, which produced power transfer units, was a component of ACH in Mexico.  As a result of the transaction, ACH reported a pre-tax gain on the sale of $3 million (net of transaction costs and liabilities assumed), reported in Automotive interest income and other non-operating income/(expense), net.

In 2007, we completed the sale of the ACH El Jarudo plant to Cooper-Standard Automotive Inc.  The El Jarudo plant, which produced fuel rails, fuel charging assemblies, and spring lock connectors, was a component of ACH in Mexico.  As a result of the sale, we recognized a de minimis pre-tax loss, reported in Automotive interest income and other non-operating income/(expense), net.

Aston Martin.  In 2007, Ford and its subsidiary (at that time), Jaguar Cars Limited, completed the sale of our 100% interest in Aston Martin. As a result of the sale, we recognized a pre-tax gain of $181 million (net of transaction costs and working capital adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

European dealerships.  In 2007, Ford Motor Company and its subsidiary, FIECO Holdings GmbH, completed the sale of its interest in three European dealerships to MVC Automotive Group B.V.  As a result of the transaction, we recognized a pre-tax loss on the sale of $14 million (net of transaction costs and recognition of foreign currency translation adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

Other Dispositions

ACH.  During the second quarter 2008, we completed the sale of the ACH glass business to Zeledyne, LLC.  The sale included the Nashville, Tulsa, and VidrioCar plants, along with the research and development, engineering, sales and aftermarket operations in Tennessee and Michigan.  These facilities continue to supply Ford with automotive glass products.  As a result of the transaction, we recognized a second quarter pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense), net. This loss was comprised of asset write-offs of $149 million, long-term contractual restructuring obligations of $104 million, and $32 million of transaction costs and other related expenses.

During the third quarter of 2008, the sale agreement between Ford and Zeledyne, LLC was amended resulting in an additional $19 million pre-tax loss reported in Automotive interest income and other non-operating income/(expense), net.  The third quarter loss was primarily related to changes in long-term contractual restructuring obligations.  With this, our pre-tax loss is $304 million.

Thai-Swedish Assembly Group ("TSA").  During the fourth quarter of 2008, Ford Motor Company and its subsidiary, Volvo Car Corporation, completed the sale of TSA to Volvo Holding Sverige, AB (an unrelated company, aka Volvo Truck and Bus (Thailand) Co., Ltd.). Under the terms of the agreement, we sold $14 million of net assets and received $24 million in gross proceeds. We recognized a pre-tax gain of $12 million, including $2 million of foreign currency translation adjustments, in Automotive interest income and other non-operating income/(expense), net.

Acquisitions

ACSA.  In March 2008, we acquired 72.4% of the shares of ACSA, a Romanian carmaker which will be fully integrated into Ford production systems, from Romania's Authority for State Assets Recovery ("AVAS") for $87 million. Over the next four years, we are required pursuant to the sale agreement with AVAS to invest €675 million into the operations of the business. We also plan to acquire the minority shareholder's equity interest. Based on the continuing significance of AVAS' control and participation in the operations of ACSA during the four-year investment period, our investment is reflected in Automotive equity in net assets of affiliated companies. We anticipate that we will consolidate the operations upon the cessation of AVAS' control and participation in the operations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Troller Veiculos Especiais LTDA ("Troller").  In December 2006, we purchased Troller, a Brazilian manufacturer of vehicles in the light duty segment, for a present-value cash amount of $214 million and liabilities amounting to $32 million. In accordance with the purchase agreement, we paid $27 million and $64 million (including interest) in 2007 and 2008, respectively. The remaining balance, which has been classified as debt, will be paid over the course of the next two years.

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  For the years ending December 31, 2008 and 2007, Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized $9 million and $6 million after-tax, respectively, in Income/(Loss) from discontinued operations.

The results of all discontinued Financial Services sector operations are as follows (in millions):

	2008	2007	2006
Operating income/(loss) from discontinued operations	$—	$—	$—
Gain/(Loss) on discontinued operations	15	10	—
(Provision for)/Benefit from income taxes	(6)	(4)	—
Income/(Loss) from discontinued operations	$9	$6	$—

At December 31, 2008 and 2007, there were no assets or liabilities remaining on our Financial Services sector balance sheet related to discontinued operations.

Held-for-Sale Operations

Primus Leasing Company Limited ("Primus Thailand").  During the fourth quarter of 2008, Ford Credit committed to a plan to sell Primus Thailand, its operation that offers automotive retail and wholesale financing of Ford, Mazda, and Volvo vehicles.  Ford Credit expects to complete the sale during the first quarter of 2009 for an amount approximately equal to book value.

The assets and liabilities of Primus Thailand classified as held for sale at December 31, 2008 are summarized as follows (in millions):

December 31, 2008
Assets
Finance receivables, net	$194
Other assets	4
Total assets of held-for-sale operations	$198

Liabilities
Accounts payable	$13
Debt	41
Other liabilities	1
Total liabilities of held-for-sale operations	$55

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Other Dispositions

Nordic Operations.  During the second quarter of 2008, Ford Credit completed the creation of a new legal entity (Saracen HoldCo AB) and transferred into it the majority of its business and assets from Denmark, Finland, Norway, and Sweden.  Also in the second quarter, Ford Credit sold 50% of the new legal entity.  As a result of the sale, Ford Credit reduced Finance receivables, net by approximately $1.7 billion, and recognized a pre-tax gain in Financial Services revenues of approximately $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments.  Ford Credit reports its ownership interest in the new legal entity in Other assets as an equity method investment.  The new legal entity will support the sale of Ford vehicles in these markets.

PRIMUS Financial Services, Inc. In the second quarter of 2008, Ford Credit completed the sale of 96% of its ownership interest in PRIMUS Financial Services Inc., its operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles. As a result of the sale, Finance receivables, net were reduced by approximately $1.8 billion, Debt was reduced by approximately $252 million, and Ford Credit recognized a pre-tax gain of $22 million, net of transaction costs and including $28 million of foreign currency translation adjustments, in Financial Services revenues. Included in the foreign currency translation adjustment is the recognition of $3 million relating to a net investment hedge. Ford Credit reports its remaining ownership interest in Other assets as a cost method investment.

Primus Finance and Leasing, Inc ("Primus Philippines"). During the second quarter of 2008, Ford Credit completed the sale of its 60% interest in Primus Philippines, its operation that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  Ford Credit also completed the sale of its 40% ownership in PFL Holdings, Inc., a holding company in the Philippines that owned the remaining 40% ownership interest in Primus Philippines.  As a result of the sale, Ford Credit recognized a pre-tax gain of $5 million, net of transaction costs and including $1 million of foreign currency translation adjustments, in Financial Services revenues.

NOTE 21.  CAPITAL STOCK AND AMOUNTS PER SHARE

All general voting power is vested in the holders of Common Stock and Class B Stock.  Holders of our Common Stock have 60% of the general voting power and holders of our Class B Stock are entitled to such number of votes per share as will give them the remaining 40%.  Shares of Common Stock and Class B Stock share equally in dividends when and as paid, with stock dividends payable in shares of stock of the class held.  As discussed in Note 16, we are prohibited from paying dividends (other than dividends payable in stock) under the terms of the Credit Agreement.

If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

As discussed in Note 16, Convertible Notes with a principal amount of $4.88 billion are outstanding following the conversion during the fourth quarter 2008 of $66.7 million principal amount for 7,253,053 shares of Ford Common Stock.  At the option of the holder, each Convertible Note is convertible at any time on or before December 15, 2036, into shares of Ford Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share).  Conversion of all shares of such Convertible Notes would result in the issuance of 531 million shares of our Common Stock.

As discussed in Note 16, Trust Preferred Securities with an aggregate liquidation preference of $2.9 billion are outstanding, following the conversion of 42,543,071 of Trust Preferred Securities on August 3, 2007.  At the option of the holder, each Trust Preferred Security is convertible, at any time on or before January 15, 2032, into shares of our Common Stock at a rate of 2.8249 shares for each Trust Preferred Security (equivalent to a conversion price of $17.70 per share).  Conversion of all shares of such Trust Preferred Securities would result in the issuance of 162 million shares of our Common Stock.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

As discussed in Note 16, on February 11 and April 25, 2008, we issued an aggregate of 46,437,906 shares of Ford Common Stock in exchange for $431 million principal amount of our debt securities.

As discussed in Note 1, we issued shares of Ford Common Stock from time to time in market transactions and used the proceeds to purchase outstanding Ford Credit debt securities maturing prior to 2012.  As of December 31, 2008 we issued 88,325,372 shares of Ford Common Stock resulting in proceeds of $434 million.

As discussed in Note 16, on December 7, 2007, we issued an aggregate of 62,000,761 shares of Ford Common Stock in exchange for $567 million principal amount of our debt securities.

Amounts Per Share of Common and Class B Stock

The calculation of diluted income per share of Ford Common Stock and Class B Stock takes into account the effect of obligations, such as RSU-stock awards, stock options, and convertible notes and securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2008	2007	2006
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(14,681)	$(2,764)	$(12,629)
Effect of dilutive senior convertible notes (a)	—	—	—
Effect of Trust Preferred Securities (b)	—	—	—
Diluted income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(14,681)	$(2,764)	$(12,629)
Diluted Shares
Average shares outstanding	2,273	1,979	1,879
Restricted and uncommitted-ESOP shares	(1)	(1)	(2)
Basic shares	2,272	1,978	1,877
Net dilutive options and restricted and uncommitted ESOP shares (c)	—	—	—
Dilutive senior convertible notes (a)	—	—	—
Dilutive Trust Preferred Securities (b)	—	—	—
Diluted shares	2,272	1,978	1,877
_________
(a)	531 million shares and the related income effect for senior convertible notes (issued December 15, 2006).
(b)
282 million shares and the related income effect for Trust Preferred Securities through August 2, 2007.  As of August 3, 2007, following the conversion of about 43 million of our Trust Preferred Securities, 162 million shares and the related income effect are not included in the calculation.

(c)	$27 million, $14 million, and $4 million contingently-issuable shares (primarily reflecting restricted stock units) for 2008, 2007, and 2006, respectively.

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of our risk management strategy, we enter into derivative transactions to mitigate exposures. Foreign currency forwards, options, swaps and futures are used to manage foreign exchange exposure. Commodity forwards and options are used to manage commodity price risk. Interest rate swaps, caps and floors are used to manage the effects of interest rate fluctuations. The vast majority of our derivatives are not exchange-traded and are over-the-counter customized derivative transactions. The objective of our risk management program is to offset gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them.  Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying risk.  See Note 2 for information regarding our hedge accounting policies.

Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying risk. We do not engage in any speculative activities in the derivative markets.

Our use of derivatives to manage market risk results in the risk of a counterparty defaulting on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on December 31, 2008, is $4.5 billion, and represents the maximum loss that would be recognized at the reporting date if all counterparties failed to perform as contracted.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Statement Effect of Derivative Instruments

The following table summarizes the pre-tax gains/(losses) for each type of hedge designation for the Automotive and Financial Services sectors, for the years ended December 31 (in millions):

	2008	2007	2006	Income Statement Classification
Automotive Sector
Cash flow hedges:
Impact of discontinued hedges (a)	$3	$190	$(8)	Automotive cost of sales
Ineffectiveness	3	—	—	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	(1)	40	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities (b)	(262)	33	333	Automotive cost of sales
Foreign currency derivatives on operating exposures (b) (c)	755	474	71	Automotive cost of sales

Foreign currency derivatives on investment portfolios	16	—	—	Automotive interest income/(expense) and other non-operating income/(expense), net

Other	(18)	(53)	88	Automotive cost of sales; Automotive interest income/(expense) and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$(54)	$—	$11	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	59	—	19	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (c)	—	—	160	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate derivatives	(93)	139	(181)	Financial Services revenues
Foreign currency swaps and forward contracts (c)	1,527	(338)	(149)	Selling, administrative and other expense
Other	(1)	1	1	Financial Services revenues
__________
(a)
Includes reclassifications in the second quarter of 2007 from Accumulated other comprehensive income/(loss) in the amount of $182 million attributable to Jaguar Land Rover forecasted transactions probable to not occur.

(b)	Includes amounts released from Accumulated other comprehensive income/(loss) to income related to cash flow hedges de-designated prior to maturity.
(c)
These gains/(losses) were related to foreign currency derivatives and were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same income statement line item as the hedge gains/(losses).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments at December 31 (in millions):

	2008			2007

	Notional	Fair Value	Fair Value	Notional	Fair Value	Fair Value
	(in billions)	Assets	Liabilities	(in billions)	Assets	Liabilities
Automotive Sector
Cash flow hedges	$2	$235	$112	$15	$617	$195
Derivatives not designated as hedging instruments	9	469	554	21	757	188
Total derivative financial instruments	$11	$704	$666	$36	$1,374	$383
Financial Services Sector
Fair value hedges	$3	$345	$—	$—	$—	$—
Derivatives not designated as hedging instruments	152	3,471	2,157	182	2,811	1,349
Total derivative financial instruments	$155	$3,816	$2,157	$182	$2,811	$1,349

We estimate the fair value of our derivatives using industry-standard valuation models, including Black-Scholes and Curran's Approximation.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and commodity prices, and the contractual terms of the derivative instruments.

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.  At December 31, 2008, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $30 million and $102 million for Automotive and Financial Services sectors, respectively; and reduced derivative liabilities by $126 million and $117 million for Automotive and Financial Services sectors, respectively.

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments where observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.  See Note 25 for additional information on fair value measurements of derivative instruments.

Accumulated Other Comprehensive Income/(Loss) Activity

The following table summarizes activity in Accumulated other comprehensive income/(loss) excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31 (in millions):

	2008	2007	2006
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$368	$434	$(43)
Increase/(Decrease) in fair value of derivatives	(45)	178	742
Gains reclassified from Accumulated other comprehensive income/(loss)	(258)	(244)	(265)
End of year: net unrealized gain/(loss) on derivative financial instruments	$65	$368	$434

We expect to reclassify existing net gains of $104 million from Accumulated other comprehensive income/(loss) to Net income/(loss) during the next twelve months as the underlying exposures are realized.

In 2008, a net gain of $90 million of foreign currency translation on net investment hedges was transferred from Accumulated other comprehensive income/(loss) to earnings due to the sale of investments in foreign affiliates.

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

The expense for our worldwide defined contribution plans was $163 million in 2008, $136 million in 2007, and $80 million in 2006.  This includes the expense for company matching contributions to our primary employee savings plan in the United States of $58 million in 2008, $37 million in 2007, and $0 in 2006.  Company matching contributions for U.S. employees were suspended effective January 1, 2009.

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

Effective January 1, 2007 for U.S. salaried employees hired before June 1, 2001, we established a company contribution limit set at 2006 levels for retiree health care benefits.  In addition, for U.S. salaried employees hired before January 1, 2004 who are retirement eligible after June 1, 2006, company-paid retiree life insurance benefits were limited to $50,000.  These benefit changes resulted in a reduction in 2006 and ongoing expense of about $400 million annually as well as a decrease in the year-end 2005 OPEB obligation of about $3 billion.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

Effective August 1, 2008, the Company-paid retiree basic life insurance benefits were capped at $25,000 for eligible existing and future salaried retirees.  Salaried employees hired on or after January 1, 2004 are not eligible for retiree basic life insurance.  The obligation decreased by about $850 million and ongoing expense was reduced by about $125 million annually beginning in 2009 as a result of this benefit change.  This supersedes the limit effective January 1, 2007 for Company-paid retiree life insurance benefits of $50,000.

UAW Retiree Health Care Settlement Agreement

The H-S-M-D-D-V Program currently provides selected health care benefits to eligible active UAW hourly employees, eligible retired UAW hourly employees, and eligible spouses, surviving spouses, and dependents (the "Benefit Group").  In conjunction with negotiation of the 2007 collective bargaining agreement between Ford and the UAW, in November 2007 we entered into a memorandum of understanding ("MOU") with the UAW to terminate our obligation for postretirement health care benefits provided to the Benefit Group after December 31, 2009 (the "Implementation Date").  In March 2008, based on the MOU, we entered into a settlement agreement with the UAW and class representatives of former UAW-represented Ford employees (the "Retiree Health Care Settlement Agreement") and submitted it to the U.S. District Court for the Eastern District of Michigan (the "Court") for approval.  Effectiveness of the Retiree Health Care Settlement Agreement was conditioned upon Court approval, and upon pre-clearance with the SEC of satisfactory accounting treatment for postretirement health care benefits provided to the Benefit Group.

Each of the conditions to effectiveness was satisfied during the third quarter of 2008.  The Court approved the terms of the Retiree Health Care Settlement Agreement on August 29, 2008, and the period for filing an appeal to the approval order expired on September 29, 2008 without any appeal having been filed.  We also successfully concluded our pre-clearance review of the accounting treatment with the SEC.  As a result, the Retiree Health Care Settlement Agreement was effective August 29, 2008 – the "Effective Date", with final implementation scheduled for December 31, 2009.

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

In addition to the foregoing payments, we agreed to transfer the plan assets of the H-S-M-D-D-V Program VEBA and the UAW Benefits Trust (described below) (collectively, the "Plan Assets") to the New VEBA.  The H-S-M-D-D-V Program VEBA plan assets had a fair value of $3.5 billion at August 29, 2008.  We also are obligated to continue to make payments for ongoing retiree health care costs through 2009, which we estimated to have a present value of $1.5 billion as of August 29, 2008.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

Accounting for the Assets to be Contributed Pursuant to the Retiree Health Care Settlement Agreement

On January 2, 2008, we established a Temporary Asset Account (the "TAA") which is owned by a newly-created, wholly-owned separate legal entity, Ford-UAW Holdings LLC (the "LLC").  The LLC was established for the purpose of holding and investing assets that will be transferred to the New VEBA.  The cash of $2.73 billion, together with the interest payments of $238 million due on the notes, and the first installment payment of $52.3 million, all referred to above, have been transferred to the TAA and have been invested in a manner consistent with the long-term nature of health care liabilities.  The TAA had a total market value of $2.8 billion and $2.3 billion reflecting realized losses of $234 million and $742 million at August 29, 2008 and December 31, 2008, respectively.  The assets of the TAA do not meet the definition of a plan asset and are recorded in Cash and cash equivalents and Marketable securities on our balance sheet; the earnings or losses earned on the assets are recorded in Interest income and other non-operating income/(expense), net.

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

Accounting for the Retiree Health Care Settlement Agreement

Effective Date (August 29, 2008)
The terms of the Retiree Health Care Settlement Agreement became effective as of the date of Court approval.  We re-measured the H-S-M-D-D-V Program relating to the retiree health care benefits as of that date, and reduced the accumulated postretirement benefit obligation from $19.4 billion to $14.7 billion (the "New Benefit Obligation") and recognized an actuarial gain of $4.7 billion.  The gain offsets pre-existing actuarial losses, and the remaining net gain of $395 million will continue to be recognized as a component of Accumulated other comprehensive income/(loss).

The New Benefit Obligation was composed of the following elements as follows (in billions):

August 29, 2008
Fair value of H-S-M-D-D-V Program VEBA assets	$3.5
Fair value of assets held in the TAA	2.8
Present value of the convertible note	3.4
Present value of secured note	3.1
Present value of installment payments	0.4
Transfer to New VEBA	13.2
Present value of retained benefit payments through 2009	1.5
Total New Benefit Obligation	$14.7

Upon adoption of the terms of the Retiree Health Care Settlement Agreement, we also recognized in Automotive cost of sales a curtailment gain of $2.6 billion, which represents unrecognized prior service credits previously included as a component of Accumulated other comprehensive income/(loss) and attributable to years of service after December 31, 2009.  We continue to amortize the remaining prior service credits of $421 million until the Implementation Date.

Subsequent to the Effective Date and Prior to Implementation Date
We continue to record service costs and other elements of net periodic postretirement benefit costs, and reduce the accumulated postretirement benefit obligation as benefit payments for postretirement health care claims are paid.  As a result of the terms of the Retiree Health Care Settlement Agreement, however, the basis for determining the cost of benefits to which the Benefit Group may be entitled has changed.  The new benefit formula provides that on the Implementation Date the Benefit Group will receive an in-kind contribution to the New VEBA of the assets described above, that at August 29, 2008 had a value of $13.2 billion, which will be adjusted for realized and unrealized returns through the Implementation Date.  Ford does not guarantee or warrant the investment returns of these assets.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

Implementation Date (December 31, 2009)
We expect to fully settle our postretirement health care benefit obligation for the Benefit Group on December 31, 2009, when we transfer the assets in the LLC and the Plan Assets to the New VEBA.  At that time, we will derecognize the accumulated postretirement benefit obligation and related assets.  At settlement, all remaining gains and losses included as components of Accumulated other comprehensive income/(loss) will be recognized in income.

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

Changes to the UAW Benefits Trust

In 2005, we entered into an agreement with the UAW (the "2005 Agreement") and a class of employees and retirees to increase retiree health care cost sharing under the H-S-M-D-D-V Program as part of our overall cost reduction efforts.  On July 13, 2006 we received the necessary court approval of the proposed modifications to the H-S-M-D-D-V Program and cost savings began to accrue as of that date.  The 2005 Agreement provided for increased cost sharing of health care expenses by retirees presently covered under the H-S-M-D-D-V Program and established an independent Defined Contribution Retiree Health Benefit Trust ("UAW Benefit Trust") which serves as a non-Ford sponsored VEBA.  The UAW Benefit Trust is used to mitigate the reduction in health plan benefits for certain eligible present and future retirees, surviving spouses, and other dependents, and is accounted for as a separate plan from the H-S-M-D-D-V Program.

The terms of the 2005 Agreement have been superseded by the terms of the Retiree Health Care Settlement Agreement.  Pursuant to the Retiree Health Care Settlement Agreement, we made a third contribution of $43 million to the UAW Benefit Trust on January 1, 2009.  In addition, we made a cash contribution of $33 million on September 8, 2008 to the UAW Benefit Trust in full settlement of the stock appreciation rights owned by the UAW Benefit Trust.

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
	UAW Benefit Trust
	2008	2007
Change in Benefit Obligation
Benefit obligation at January 1	$15	$12
Benefits paid	(158)	(152)
Contributions	196	154
Actual return on trust assets	1	1
Benefit obligation at December 31	$54	$15

Change in Plan Assets
Fair value of plan assets at January 1	$15	$12
Benefits paid	(158)	(152)
Contributions	196	154
Actual return on trust assets	1	1
Fair value of plan assets at December 31	$54	$15

Net Liability Recognized	$—	$—

NOTE 23.  RETIREMENT BENEFITS (Continued)

The measurement date for substantially all of our worldwide postretirement benefit plans is December 31.  Our expense for defined benefit pension and OPEB was as follows (in millions):

	Pension Benefits*
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$378	$464	$680	$403	$632	$704	$326	$369	$617
Interest cost	2,687	2,621	2,431	1,519	1,650	1,396	1,456	1,805	2,004
Expected return on assets	(3,462)	(3,479)	(3,379)	(1,693)	(1,905)	(1,643)	(265)	(256)	(479)
Amortization of:
Prior service cost/(credit)	374	265	444	99	109	120	(900)	(996)	(815)
(Gains)/Losses and other	19	24	99	213	460	568	267	817	769
Separation programs	334	814	440	138	190	263	13	7	84
(Gain)/Loss from curtailment	—	176	2,535	—	(8)	206	(2,714)	(1,332)	3

Net expense	$330	$885	$3,250	$679	$1,128	$1,614	$(1,817)	$414	$2,183

_______
*   Includes Jaguar Land Rover.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation (a)
Benefit obligation at January 1	$44,493	$45,252	$26,958	$27,371	$28,096	$30,863
Service cost	378	464	353	452	326	369
Interest cost	2,687	2,619	1,387	1,324	1,456	1,805
Amendments	3	1,623	108	12	(928)	(20)
Separation programs	334	813	86	169	13	7
Curtailments	—	118	—	10	(1)	6
Settlements	—	(3)	(58)	(146)	—	—
Plan participant contributions	25	34	101	99	42	64
Benefits paid	(3,969)	(3,937)	(1,472)	(1,660)	(1,628)	(1,699)
Medicare D subsidy	—	—	—	—	68	85
Foreign exchange translation	—	—	(5,002)	2,297	(478)	398
Divestiture	—	—	(6)	(75)	—	—
Actuarial (gain)/loss and other	(821)	(2,490)	(842)	(2,895)	(7,901)	(3,782)
Benefit obligation at December 31	$43,130	$44,493	$21,613	$26,958	$19,065	$28,096
Change in Plan Assets (a)
Fair value of plan assets at January 1	$45,759	$44,696	$22,429	$20,183	$3,875	$4,921
Actual return on plan assets	(4,486)	4,860	(2,192)	900	(1,011)	79
Company contributions	144	148	1,321	1,515	—	—
Plan participant contributions	25	34	101	99	—	—
Benefits paid	(3,969)	(3,937)	(1,472)	(1,660)	(77)	(1,125)
Settlements	—	(3)	(58)	(146)	—	—
Foreign exchange translation	—	—	(4,687)	1,623	—	—
Divestiture	—	—	(3)	(75)	—	—
Other	(38)	(39)	(11)	(10)	(1)	—
Fair value of plan assets at December 31	$37,435	$45,759	$15,428	$22,429	$2,786	$3,875

Funded status at December 31	$(5,695)	$1,266	$(6,185)	$(4,529)	$(16,279)	$(24,221)

Amounts Recognized on the Balance Sheet (a)
Prepaid assets	$15	$2,984	$54	$894	$—	$—
Accrued liabilities	(5,710)	(1,718)	(6,239)	(5,423)	(16,279)	(24,221)
Total	$(5,695)	$1,266	$(6,185)	$(4,529)	$(16,279)	$(24,221)
Amounts Recognized in Accumulated Other Comprehensive Loss (b)
Unamortized prior service costs/(credits)	$2,268	$2,639	$557	$645	$(3,510)	$(6,242)
Unamortized net (gains)/losses and other	4,858	(2,288)	5,163	3,973	611	7,674
Total	$7,126	$351	$5,720	$4,618	$(2,899)	$1,432
Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31 (a)
Accumulated benefit obligation	$25,051	$1,702	$12,458	$13,579
Fair value of plan assets	20,098	64	7,677	9,244

Accumulated Benefit Obligation at December 31 (a)	$42,355	$43,497	$20,256	$25,227
_______
(a)	Excludes Jaguar Land Rover.
(b)	Includes Jaguar Land Rover.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2008	2007	2008	2007	2008	2007
Weighted Average Assumptions at December 31 (a)
Discount rate	6.50%	6.25%	5.90%	5.58%	4.95%	6.45%
Expected return on assets	8.25%	8.25%	7.10%	7.26%	4.67%	8.40%
Average rate of increase in compensation	3.80%	3.80%	3.15%	3.21%	3.80%	3.80%
Initial health care cost trend rate	—	—	—	—	5%	3%
Ultimate health care cost trend rate (b)	—	—	—	—	—	5%
Year ultimate trend rate is reached (b)	—	—	—	—	—	2011
Assumptions Used to Determine Net Benefit Cost for the Year
Discount rate (c)	6.25%	5.86%	5.58%	4.91%	5.81%	5.98%
Expected return on assets (c)	8.25%	8.50%	7.26%	7.64%	7.17%	5.50%
Average rate of increase in compensation	3.80%	3.80%	3.21%	3.30%	3.80%	3.80%
Weighted Average Asset Allocation at December 31 (d)
Equity securities	35.7%	51.3%	40.6%	55.2%	48.2%	—
Debt securities	57.8%	46.2%	57.8%	43.6%	51.7%	100.0%
Real estate	—	—	0.9%	0.7%	—	—
Other assets	6.5%	2.5%	0.7%	0.5%	0.1%	—
_______
(a)	Excludes Jaguar Land Rover.
(b)	The ultimate trend rate for U.S. health care plans no longer applies beyond 2008 since we have capped our obligation for hourly and salaried retiree health care costs.
(c)	Includes effects of all remeasurements during 2008.
(d)	Weighted average asset allocation based on major non-U.S. plans including United Kingdom, Canada, Germany, Sweden, Netherlands, Belgium and Australia. Excludes Jaguar Land Rover plans.

As a result of the Retiree Health Care Settlement Agreement and various separation programs (discussed in Note 18), we have recognized curtailments due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. and Canadian pension and OPEB plans.  The financial impact of the curtailments is reflected in the tables above and is recorded in Automotive cost of sales and Selling, administrative and other expenses.

On December 31, 2006, we adopted certain recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158").  This standard requires employers that sponsor defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status in the year in which the changes occur.  Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of Accumulated other comphrehensive income/(loss).

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$374	$81	$(910)	$(455)
(Gains)/Losses and other	16	119	75	210

Plan Contributions and Drawdowns

Pension.  Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  We do from time to time make contributions beyond those legally required.  In 2008, we made $1.7 billion of cash contributions to our funded pension plans, including plans for our former Jaguar and Land Rover operations.  During 2009, we expect to contribute to our worldwide pension plans $1.5 billion from available Automotive cash and cash equivalents.  This amount includes about $400 million of benefit payments paid directly by us for unfunded plans.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2009.

Life Insurance.  In 2008, we withdrew approximately $80 million from the VEBA as reimbursement for U.S. hourly retiree life insurance benefit payments.  During 2009, we expect to withdraw about $60 million from the VEBA as reimbursement for U.S. hourly retiree life insurance benefit payments.

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
	Gross Benefit Payments	Gross Benefit Payments	Gross Benefit Payments	Subsidy Receipts
2009	$3,980	$1,240	$1,610	$(60)
2010	3,880	1,230	530	-
2011	3,740	1,250	460	-
2012	3,640	1,280	450	-
2013	3,510	1,290	450	-
2014 - 2018	16,320	6,840	2,170	-

Plan Asset Information

Pension.  Our investment strategy for pension assets has a long-term horizon, in keeping with the long-term nature of the liabilities.  In our 2007 Ford 10-K Report, we disclosed that we revised our investment strategy in order to reduce the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities.  We reduced the proportion of public equity investments and increased the proportion of assets in fixed income and alternative investments.  Our present target asset allocation, which we expect to reach over the next several years, is about 30% public equity investments, 45% fixed income investments, and up to 25% alternative investments (e.g., private equity, real estate, and hedge funds).

In 2008, the investment strategies for Ford U.K. and Ford Canada plans also were revised, with similar objectives.  The target asset allocations for Ford U.K. and Ford Canada plans are about 30% public equity investments and 45% fixed income, and up to 25% alternative investments.

All assets are externally managed and most assets are actively managed.  Ford securities comprised less than five percent of the total market value of our assets in major worldwide plans (including the United States, United Kingdom, Canada, Germany, Sweden, Netherlands, Belgium, and Australia) during 2008 and 2007.

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

The equity allocation shown at year-end 2008 and 2007 includes public equity securities.  Other assets include private equity investments, hedge funds, and cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  RETIREMENT BENEFITS (Continued)

The long-term return assumption at year-end 2008 is 8.25% for U.S. plans, 7.75% for U.K. plans and averages 7.10% for all non-U.S. plans.  A generally consistent approach is used worldwide to develop this assumption.  This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns are also considered where appropriate.

At December 31, 2008, our actual 10-year annual rate of return on pension plan assets was 6.0% and 3.4% for U.S. and U.K. plans, respectively.  At December 31, 2007, our actual 10-year annual rate of return on pension plan assets was 8.84% and 6.45% for U.S. and U.K. plans, respectively.

Health Care.  At December 31, 2008, we had $2.7 billion of retiree health care VEBA assets, which were predominantly invested about 70% in public equity investments and 30% in longer duration fixed income investments.  All VEBA assets are managed externally.  Ford securities comprised less than five percent of the market value of the total assets during 2008 and 2007.

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

The expected return assumption applicable to the retiree health care VEBA is 4.75%, which reflects historical returns, recent trends and long-run inputs from a range of advisors for capital markets, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy.  The assumption is based on consideration of all inputs, with a focus on return expectations over the next twelve months (VEBA assets will be transferred to the New UAW Retiree Health Care VEBA in 2009).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  OPERATING CASH FLOWS

The reconciliation of Net income/(loss) to cash flows from operating activities of continuing operations is as follows (in millions):

	2008
	Automotive	Financial Services	Total
Net income/(loss)	$(13,080)	$(1,592)	$(14,672)
(Income)/Loss of discontinued operations	—	(9)	(9)
Depreciation and special tools amortization	5,803	7,023	12,826
Impairment charges (depreciation and amortization)	5,318	2,086	7,404
Jaguar Land Rover impairment charge	421	—	421
Amortization of intangibles	99	—	99
Other amortization	51	(643)	(592)
Net losses/(earnings) from equity investments in excess of dividends received	60	—	60
Provision for credit and insurance losses	—	1,874	1,874
Foreign currency adjustments	(484)	—	(484)
Net (gain)/loss on investment securities	1,364	11	1,375
Net (gain)/loss on sale of businesses	551	(29)	522
Net (gain)/loss on debt conversions	(141)	—	(141)
Net (gain)/loss on pension and OPEB curtailment	(2,714)	—	(2,714)
Goodwill impairment	88	—	88
Stock option expense	32	3	35
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	4,602	(2,648)	1,954
Decrease/(Increase) in accounts receivable and other assets	(1,351)	2,442	1,091
Decrease/(Increase) in inventory	(358)	—	(358)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(13,905)	1,258	(12,647)
Net sales/(purchases) of trading securities	—	—	—
Other	1,204	(669)	535
Cash flows from operating activities of continuing operations	$(12,440)	$9,107	$(3,333)

	2007
	Automotive	Financial Services	Total
Net income/(loss)	$(3,480)	$757	$(2,723)
(Income)/Loss of discontinued operations	(35)	(6)	(41)
Depreciation and special tools amortization	6,763	6,289	13,052
Amortization of intangibles	106	—	106
Other amortization	57	521	578
Net losses/(earnings) from equity investments in excess of dividends received	(175)	—	(175)
Provision for credit and insurance losses	—	668	668
Foreign currency adjustments	206	—	206
Net (gain)/loss on investment securities	60	(40)	20
Net (gain)/loss on sale of businesses	(172)	(7)	(179)
Net (gain)/loss on debt conversions	512	—	512
Net (gain)/loss on pension and OPEB curtailment	(1,164)	—	(1,164)
Goodwill impairment	2,400	—	2,400
Stock option expense	70	5	75
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(880)	(4,597)	(5,477)
Decrease/(Increase) in accounts receivable and other assets	313	(268)	45
Decrease/(Increase) in inventory	371	—	371
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,041)	2,389	1,348
Net sales/(purchases) of trading securities	4,537	2	4,539
Other	277	689	966
Cash flows from operating activities of continuing operations	$8,725	$6,402	$15,127

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  OPERATING CASH FLOWS (Continued)

	2006
	Automotive	Financial Services	Total
Net income/(loss)	$(13,912)	$1,299	$(12,613)
(Income)/Loss of discontinued operations	(16)	—	(16)
Depreciation and special tools amortization	7,358	5,295	12,653
Impairment charges (depreciation and amortization)	3,800	—	3,800
Amortization of intangibles	66	—	66
Net losses/(earnings) from equity investments in excess of dividends received	(253)	—	(253)
Provision for credit and insurance losses	—	241	241
Foreign currency adjustments	112	—	112
Net (gain)/loss on investment securities	13	(15)	(2)
(Gain)/Loss on sale of business	—	(33)	(33)
Stock option expense	72	5	77
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(2,577)	77	(2,500)
Decrease/(Increase) in accounts receivable and other assets	1,622	657	2,279
Decrease/(Increase) in inventory	(695)	—	(695)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,112	(578)	6,534
Net sales/(purchases) of trading securities	(6,762)	(9)	(6,771)
Other	(112)	377	265
Cash flows from operating activities of continuing operations	$(4,172)	$7,316	$3,144

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2008	2007	2006
Interest
Automotive sector	$2,021	$2,584	$1,419
Financial Services sector	8,090	8,346	7,483
Total interest paid	$10,111	$10,930	$8,902

Income taxes	$685	$(223)	$423

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. FAIR VALUE MEASUREMENTS

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at December 31, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Automotive Sector
Assets
Cash equivalents –financial instruments (a) (b)	$117	$1,460	$—	$1,577
Marketable securities (a) (c) (d)	4,938	3,716	150	8,804
Derivative financial instruments	—	698	6	704
Total assets at fair value	$5,055	$5,874	$156	$11,085
Liabilities
Derivative financial instruments	$—	$628	$38	$666
Total liabilities at fair value	$—	$628	$38	$666

Financial Services Sector
Assets
Cash equivalents –financial instruments (a) (b)	$655	$4,388	$—	$5,043
Marketable securities (a) (c)	6,236	2,366	5	8,607
Derivative financial instruments	—	2,900	916	3,816
Retained interest in sold receivables	—	—	92	92
Total assets at fair value	$6,891	$9,654	$1,013	$17,558
Liabilities
Derivative financial instruments	$—	$1,167	$990	$2,157
Total liabilities at fair value	$—	$1,167	$990	$2,157

_______
(a)
At December 31, 2008, approximately 90% of our financial instruments (including marketable securities and those classified as cash equivalents) were government securities, federal agency securities or equities for which an active and liquid market exists. For all securities, we rely on market observable data where available through our established pricing processes and believe this data reflects the fair value of our investment assets.  Instruments presented in Level 1 include U.S. Treasuries and equities.  Instruments presented in Level 2 include federal agency securities, corporate obligations, and asset-backed securities.  Instruments presented in Level 3 include certain corporate obligations and asset-backed securities.

(b)
Cash equivalents - financial instruments in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value of $1.9 billion and $3.2 billion for Automotive sector and Financial Services sector, respectively, which approximates fair value.

(c)	Includes marketable securities and loaned securities.
(d)
Marketable securities balance excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $492 million and a fair value of $437 million.  See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended December 31, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at January 1, 2008	Total Realized and Unrealized Gains/ (Losses)	Net Purchases/ (Settlements)(a)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2008	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$201	$(28)	$24	$(47)	$150	$(24)
Derivative financial instruments, net (d)	257	(124)	(83)	(82)	(32)	(63)
Total Level 3 fair value	$458	$(152)	$(59)	$(129)	$118	$(87)

Financial Services Sector
Marketable securities (e)	$—	$—	$5	$—	$5	$—
Derivative financial instruments, net (f)	(2)	8	(5)	(75)	(74)	(41)
Retained interest in sold receivables (g)	653	49	(610)	—	92	(58)
Total Level 3 fair value	$651	$57	$(610)	$(75)	$23	$(99)
__________
(a)	Includes option premiums paid or received on options traded during the quarter.
(b)	For those assets and liabilities still held at December 31, 2008.
(c)
Realized and unrealized gains/(losses) on marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net on the income statement.  We recorded $(31) million in the fourth quarter of 2008, and $(28) million for the full year 2008.

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized and unrealized gains/(losses) on Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales ($(61) million for fourth quarter of 2008, and $(119) million for the full year 2008), and Automotive interest income and other non-operating income/(expense), net ($(1) million for the fourth quarter of 2008, and $(5) million for the full year 2008) on the income statement.  See Note 22 for income statement classification by hedge designation.

(e)	Marketable securities that were previously included in retained interest in securitized assets at June 30, 2008.
(f)
Reflects fair value of derivative assets, net of liabilities.  Realized and unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Interest expense ($1 million for the fourth quarter of 2008 and  $12 million for the full year 2008), and Financial Services revenues ($(27) million for the fourth quarter of 2008 and $23 million for the full year 2008) on the income statement, and Accumulated other comprehensive income/(loss) on the balance sheet reflecting foreign currency translation ($(24) million for fourth quarter 2008 and $(27) million for the full year 2008).  Refer to Note 22 for income statement classification by hedge designation.

(g)
Realized and unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Financial Services revenues on the income statement ($2 million in the fourth quarter of 2008 and $107 million for the full year 2008) and Accumulated other comprehensive income/(loss) on the balance sheet ($(14) million in the fourth quarter of 2008 and $(58) million for the full year 2008).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. FAIR VALUE MEASUREMENTS (Continued)

Non-Recurring Measurements.  Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  The following table summarizes the fair values of items measured at fair value on a non-recurring basis for the year ended December 31, 2008 (in millions):

	Items Measured at Fair Value on a Non-recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains/ (Losses)
Automotive Sector
Equity investment (a)	$—	$—	$131	$131	$(88)
North America net property (b)	—	—	11,009	11,009	(5,300)
Held-for-sale operations (c)	—	—	1,728	1,728	(439)
Total assets at fair value	$—	$—	$12,868	$12,868	$(5,827)
Financial Services Sector
Net investment in certain operating leases (d)	$—	$—	$9,414	$9,414	$(2,086)
Total assets at fair value	$—	$—	$9,414	$9,414	$(2,086)
__________
(a)
During the first quarter of 2008, we impaired our investment in our consolidated dealerships.  The fair value measurement used to determine the impairment was based on liquidation prices of comparable assets.  See Note 14 for additional discussion of this impairment.

(b)
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), we recorded a pre-tax impairment charge of $5.3 billion during the second quarter of 2008 related to the long-lived assets in the Ford North America segment. The fair value measurement used to determine the impairment was based on the income approach which utilized cash flow projections consistent with the most recent Ford North America business plan approved by our Board of Directors, a terminal value, and a discount rate equivalent to a market participant's weighted average cost of capital.  See Note 13 for additional discussion of this impairment.

(c)
In accordance with the provisions of SFAS No. 144, we recorded pre-tax impairments of $421 million during the first quarter of 2008 and $18 million during the second quarter of 2008 related to held-for-sale operations.  The fair value measurements used to determine the impairments were based on expected proceeds negotiated with the buyers.  See Note 20 for additional discussion of these impairments.

(d)
In accordance with the provisions of SFAS No. 144, we recorded a pre-tax impairment of $2.1 billion during the second quarter of 2008 related to certain vehicle lines included in our Financial Services sector Net investment in operating leases. The fair value used to determine the impairment was measured by discounting the contractual payments and estimated auction proceeds. The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.  See Note 13 for additional discussion of this impairment.

NOTE 26.  SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In 2008, we changed the reporting structure of our Automotive sector to separately disclose the following seven segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, 4) Volvo, 5) Ford Asia Pacific Africa, 6) Mazda, and 7) Jaguar Land Rover and Aston Martin.  Automotive sector prior period information has been reclassified into these seven segments, and is provided for these segments in the table below.  Included in each segment described below are the associated costs to design, develop, manufacture, and service vehicles and parts.

Ford North America segment includes primarily the sale of Ford, Lincoln, and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico).  In the first quarter of 2008, we changed the reporting structure of this segment to include the sale of Mazda6 vehicles by our consolidated subsidiary, AAI (previously included in the results for Ford Asia Pacific Africa).  We have reclassified prior period information to reflect this structural change to our segment reporting.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SEGMENT INFORMATION (Continued)

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

Ford Asia Pacific Africa segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa.

The Mazda segment includes the equity income/(loss) associated with our investment in Mazda (33.4% of Mazda's profit after tax before the sale of a portion of our investment in November 2008), as well as certain of our Mazda-related investments.  Beginning with the fourth quarter of 2008, our remaining investment in Mazda (approximately 13.78%) will be treated as marketable securities.  All mark-to-market adjustments will flow through Other Automotive.

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

Financial Services Sector

The Financial Services sector includes the following segments: 1) Ford Credit, and 2) Other Financial Services.  Ford Credit provides vehicle-related financing, leasing, and insurance.  Other Financial Services includes a variety of businesses including holding companies, real estate, and the financing and leasing of some Volvo vehicles in Europe.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SEGMENT INFORMATION (Continued)
(In millions)

	Automotive Sector
2008	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover and Aston Martin	Other	Total
Sales/Revenues
External customer	$53,382	$8,648	$39,009	$14,679	$6,474	$—	$6,974	$—	$129,166
Intersegment	677	—	761	99	—	—	63	—	1,600
Income
Income/(Loss) before income taxes	(10,248)	1,230	970	(1,690)	(290)	(105)	32	(1,722)	(11,823)
Other disclosures:
Depreciation and special tools amortization	8,272	193	1,645	742	254	—	15	—	11,121
Amortization of intangibles	7	77	7	7	1	—	—	—	99
Interest expense	—	—	—	—	—	—	—	1,938	1,938
Automotive interest income	61	—	—	—	—	—	—	890	951
Cash outflow for capital expenditures	3,718	217	1,669	547	321	—	148	—	6,620
Unconsolidated affiliates
Equity in net income/(loss)	90	—	(58)	(1)	107	25	—	—	163
Total assets at year-end									73,845
2007
Sales/Revenues
External customer	$70,366	$7,585	$36,330	$17,772	$7,031	$—	$15,295	$—	$154,379
Intersegment	523	—	712	118	—	—	153	—	1,506
Income
Income/(Loss) before income taxes	(4,139)	1,172	744	(2,718)	2	182	846	(1,059)	(4,970)
Other disclosures:
Depreciation and special tools amortization	3,809	117	1,423	770	261	—	383	—	6,763
Amortization of intangibles	17	69	7	7	1	—	5	—	106
Interest expense	—	—	—	—	—	—	—	2,252	2,252
Automotive interest income	87	—	—	—	—	—	—	1,626	1,713
Cash outflow for capital expenditures	2,895	183	1,366	752	258	—	517	—	5,971
Unconsolidated affiliates
Equity in net income/(loss)	66	—	4	—	130	189	—	—	389
Total assets at year-end									118,489
2006
Sales/Revenues
External customer	$70,591	$5,697	$30,394	$16,105	$6,539	$—	$13,923	$—	$143,249
Intersegment	393	—	878	94	4	—	139	—	1,508
Income
Income/(Loss) before income taxes	(16,006)	661	371	(256)	(250)	259	(2,066)	247	(17,040)
Other disclosures:
Depreciation and special tools amortization	6,830	77	1,289	636	246	—	2,080	—	11,158
Amortization of intangibles	7	1	6	6	1	—	45	—	66
Interest expense	—	—	—	—	—	—	—	995	995
Automotive interest income	75	—	—	—	—	—	—	1,334	1,409
Cash outflow for capital expenditures	3,641	122	1,404	777	267	—	598	—	6,809
Unconsolidated affiliates
Equity in net income/(loss)	87	—	1	—	77	256	—	—	421
Total assets at year-end									122,634

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SEGMENT INFORMATION (Continued)
(In millions)

	Financial Services Sector (a)				Total Company
		Other
	Ford	Financial
	Credit	Services	Elims	Total	Elims (b)	Total
2008
Sales/Revenues
External customer	$16,672	$439	$—	$17,111	$—	$146,277
Intersegment	842	25	(6)	861	(2,461)	—
Income
Income/(Loss) before income taxes	(2,559)	(22)	—	(2,581)	—	(14,404)
Other disclosures:
Depreciation and special tools amortization	9,072	37	—	9,109	—	20,230
Amortization of intangibles	—	—	—	—	—	99
Interest expense	7,634	110	—	7,744	—	9,682
Automotive interest income	—	—	—	—	—	951
Cash outflow for capital expenditures	44	32	—	76	—	6,696
Unconsolidated affiliates
Equity in net income/(loss)	8	5	—	13	—	176
Total assets at year-end	150,127	11,017	(9,477)	151,667	(2,535)	222,977

2007
Sales/Revenues
External customer	$17,772	$304	$—	$18,076	$—	$172,455
Intersegment	866	29	(7)	888	(2,394)	—
Income
Income/(Loss) before income taxes	1,215	9	—	1,224	—	(3,746)
Other disclosures:
Depreciation and special tools amortization	6,257	32	—	6,289	—	13,052
Amortization of intangibles	—	—	—	—	—	106
Interest expense	8,630	45	—	8,675	—	10,927
Automotive interest income	—	—	—	—	—	1,713
Cash outflow for capital expenditures	2	49	—	51	—	6,022
Unconsolidated affiliates
Equity in net income/(loss)	14	—	—	14	—	403
Total assets at year-end	169,023	10,520	(10,282)	169,261	(2,023)	285,727

2006
Sales/Revenues
External customer	$16,553	$263	$—	$16,816	$—	$160,065
Intersegment	694	31	(7)	718	(2,226)	—
Income
Income/(Loss) before income taxes	1,953	13	—	1,966	—	(15,074)
Other disclosures:
Depreciation and special tools amortization	5,262	33	—	5,295	—	16,453
Amortization of intangibles	—	—	—	—	—	66
Interest expense	7,818	(30)	—	7,788	—	8,783
Automotive interest income	—	—	—	—	—	1,409
Cash outflow for capital expenditures	25	14	—	39	—	6,848
Unconsolidated affiliates
Equity in net income/(loss)	7	—	—	7	—	428
Total assets at year-end	167,973	10,554	(8,836)	169,691	(1,467)	290,858

__________
(a)	Financial Services sector's interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  GEOGRAPHIC INFORMATION

The following table includes information for both Automotive and Financial Services sectors (in millions):

	2008		2007		2006
	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*
North America
United States	$60,376	$29,319	$80,874	$37,355	$81,096	$36,094
Canada	7,781	6,377	9,363	10,311	8,075	9,279
Mexico	2,833	950	2,826	1,052	3,461	992
Total North America	70,990	36,646	93,063	48,718	92,632	46,365

Europe
United Kingdom	15,481	2,280	17,368	3,490	15,862	3,547
Germany	9,408	5,226	8,376	5,484	7,006	4,974
Sweden	4,274	3,484	5,240	4,413	4,290	4,241
Other	27,554	3,507	29,060	3,478	22,922	3,346
Total Europe	56,717	14,497	60,044	16,865	50,080	16,108

All Other	18,570	3,160	19,348	3,911	17,353	3,369
Total	$146,277	$54,303	$172,455	$69,494	$160,065	$65,842
__________
*	Includes Net investment in operating leases and Net property from our consolidated balance sheet.

NOTE 28.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2008				2007
(In millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Automotive Sector
Sales	$39,117	$37,057	$27,733	$25,259	$38,630	$40,106	$36,270	$39,373
Operating income/(loss)	552	(5,893)	(6)	(3,946)	(159)	700	16	(4,825)
Income/(Loss) before income taxes	252	(6,610)	(699)	(4,766)	(338)	821	(712)	(4,741)
Financial Services Sector
Revenues	4,411	4,455	4,312	3,933	4,389	4,136	4,808	4,743
Income/(Loss) before income taxes	64	(2,420)	159	(384)	294	105	556	269
Total Company
Income/(Loss) before income taxes	316	(9,030)	(540)	(5,150)	(44)	926	(156)	(4,472)
Income/(Loss) before cumulative effects ofchanges in accounting principles	100	(8,667)	(129)	(5,976)	(282)	750	(380)	(2,811)
Net income/(loss)	100	(8,667)	(129)	(5,976)	(282)	750	(380)	(2,811)
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$0.05	$(3.88)	$(0.06)	$(2.51)	$(0.15)	$0.40	$(0.19)	$(1.33)
Diluted	0.05	(3.88)	(0.06)	(2.51)	(0.15)	0.31	(0.19)	(1.33)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease land, buildings and equipment under agreements that expire in various years.  Minimum rental commitments under non-cancellable operating leases were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Automotive sector	$413	$301	$228	$186	$156	$335	$1,619
Financial Services sector	92	79	61	43	29	37	341

Rental expense was as follows (in billions):

	2008	2007	2006
Rental expense	$1.0	$1.0	$1.0

Guarantees

At December 31, 2008 and 2007, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $206 million for 2008 and $8 million for 2007.  The carrying value of our recorded liabilities related to these guarantees was $24 million at December 31, 2008.

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

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes ("asset-backed notes").  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $14 million and $18 million at December 31, 2008 and 2007, respectively.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include claims against any of the following: environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealers, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable.  As part of the sale of Jaguar Land Rover we provided the buyer a customary set of indemnifications.  The maximum exposure related to these indemnifications is $805 million and the probability of payment is remote.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  COMMITMENTS AND CONTINGENCIES (Continued)

Warranty

Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience.  The following is a tabular reconciliation of the product warranty accruals accounted for in Accrued liabilities and deferred revenue (in millions):

	2008	2007
Beginning balance	$4,862	$5,235
Payments made during the period	(3,076)	(3,287)
Changes in accrual related to warranties issued during the period	2,242	2,894
Changes in accrual related to pre-existing warranties	109	(232)
Foreign currency translation and other	(297)	252
Ending balance	$3,840	$4,862

Litigation and Claims

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including but not limited to those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy, or other matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief, which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable.  It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2008.  We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

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

The following is a reconciliation of the liability for our conditional asset retirement obligations which are recorded in Accrued liabilities and deferred revenue (in millions):

	2008	2007
Beginning balance	$404	$414
Liabilities settled	(39)	(11)
Revisions to estimates	(3)	1
Foreign currency translation	(2)	—
Ending balance	$360	$404

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.  As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

The global economy is currently facing a financial crisis and severe recession, which has led to significant pressure on the Company and the automotive industry generally.  Two of the Company's major competitors have submitted viability plans in connection with U.S. government-supported restructuring efforts and similar requests for government financial support have been made on behalf of motor vehicle suppliers.  As discussed under Liquidity in Note 1 to the Consolidated Financial Statements, the Company and its operations continue to be affected by these industry and economic conditions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 26, 2009

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period		Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2008
Allowances deducted from assets
Credit losses	$1,102		$1,773		$1,194	(a)	$1,681
Doubtful receivables (b)	197		55		31	(c)	221
Inventories (primarily service part obsolescence) (b)	313		(28	)(e)	—		285
Deferred tax assets (f)	8,560		9,280	(g)	—		17,840
Total allowances deducted from assets	$10,172		$11,080		$1,225		$20,027

For the Year Ended December 31, 2007
Allowances deducted from assets
Credit losses	$1,121		$592		$611	(a)	$1,102
Doubtful receivables (b)	173		5		(19	) (c)	197
Inventories (primarily service part obsolescence) (b)	353		(40	)(e)	—		313
Deferred tax assets (f)	7,865	(h)	695	(g)	—		8,560
Total allowances deducted from assets	$9,512		$1,252		$592		$10,172

For the Year Ended December 31, 2006
Allowances deducted from assets
Credit losses	$1,594		$100		$573	(a)	$1,121
Doubtful receivables (b)	294		14		135	(c)	173	(d)
Inventories (primarily service part obsolescence) (b)	303		50	(e)	—		353
Deferred tax assets (f)	252		6,928	(g)	—		7,180
Total allowances deducted from assets	$2,443		$7,092		$708		$8,827
__________
(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)	Excludes Jaguar Land Rover.
(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.
(d)	Includes non-current Visteon-related receivables of $1 million at December 31, 2006, which are netted against Other assets – Automotive on the sector balance sheet.
(e)	Net change in inventory allowances.
(f)	Includes Jaguar Land Rover.
(g)
Includes $1.1 billion, $156 million, and $2.7 billion in 2008, 2007, and 2006, respectively, of allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $8.2 billion, $539 million, and $4.2 billion in 2008, 2007, and 2006, respectively, of allowance for deferred tax assets through the income statement.

(h)	Includes $685 million increase to balance at January 1, 2007 due to the adoption of FIN 48.

FSS - 1