Form 10-Q
period 2009-03-31
FORD MOTOR CO
filed 2009-05-08
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

As of May 1, 2009, the registrant had outstanding 2,802,397,653 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 68.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2009 and 2008
(in millions, except per share amounts)

	First Quarter
	2009	2008
	(unaudited)
Sales and revenues
Automotive sales	$21,368	$39,117
Financial Services revenues	3,410	4,175
Total sales and revenues	24,778	43,292

Costs and expenses
Automotive cost of sales	21,662	35,456
Selling, administrative and other expenses	3,727	5,094
Interest expense	1,936	2,575
Financial Services provision for credit and insurance losses	402	344
Total costs and expenses	27,727	43,469

Automotive interest income and other non-operating income/(expense), net (Note 7)	1,343	92
Financial Services other income/(loss), net (Note 7)	113	229
Equity in net income/(loss) of affiliated companies	(127)	142
Income/(Loss) before income taxes	(1,620)	286
Provision for/(benefit from) income taxes	(204)	95
Income/(Loss) from continuing operations	(1,416)	191
Income/(Loss) from discontinued operations (Note 10)	—	1
Net income/(loss)	(1,416)	192
Less: Income/(loss) attributable to noncontrolling interests	11	122
Net income/(loss) attributable to Ford Motor Company	$(1,427)	$70

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$(1,427)	$69
Income/(Loss) from discontinued operations (Note 10)	—	1
Net income/(loss)	$(1,427)	$70

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.60)	$0.03
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$(0.60)	$0.03
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.60)	$0.03
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$(0.60)	$0.03

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2009 and 2008
(in millions, except per share amounts)

	First Quarter
	2009	2008
	(unaudited)
AUTOMOTIVE
Sales	$21,368	$39,117
Costs and expenses
Cost of sales	21,662	35,456
Selling, administrative and other expenses	2,044	3,109
Total costs and expenses	23,706	38,565
Operating income/(loss)	(2,338)	552

Interest expense	484	558

Interest income and other non-operating income/(expense), net (Note 7)	1,343	92
Equity in net income/(loss) of affiliated companies	11	136
Income/(Loss) before income taxes — Automotive	(1,468)	222

FINANCIAL SERVICES
Revenues	3,410	4,175
Costs and expenses
Interest expense	1,452	2,017
Depreciation	1,435	1,836
Operating and other expenses	248	149
Provision for credit and insurance losses	402	344
Total costs and expenses	3,537	4,346

Other income/(loss), net (Note 7)	113	229
Equity in net income/(loss) of affiliated companies	(138)	6

Income/(Loss) before income taxes — Financial Services	(152)	64

TOTAL COMPANY
Income/(Loss) before income taxes	(1,620)	286
Provision for/(Benefit from) income taxes	(204)	95
Income/(Loss) from continuing operations	(1,416)	191
Income/(Loss) from discontinued operations (Note 10)	—	1
Net income/(loss)	(1,416)	192
Less: Income/(loss) attributable to noncontrolling interests	11	122
Net income/(loss) attributable to Ford Motor Company	$(1,427)	$70

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$(1,427)	$69
Income/(Loss) from discontinued operations (Note 10)	—	1
Net income/(loss)	$(1,427)	$70

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(Loss) from continuing operations	$(0.60)	$0.03
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$(0.60)	$0.03
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.60)	$0.03
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$(0.60)	$0.03

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$21,093	$22,049
Marketable securities	20,363	17,411
Finance receivables, net	84,008	93,484
Other receivables, net	5,390	5,674
Net investment in operating leases	21,912	25,250
Inventories (Note 2)	6,575	6,988
Equity in net assets of affiliated companies	1,736	1,599
Net property	23,779	24,143
Deferred income taxes	2,818	3,108
Goodwill and other net intangible assets (Note 4)	227	246
Assets of held-for-sale operations (Note 10)	7,273	8,612
Other assets	7,960	9,734
Total assets	$203,134	$218,298

LIABILITIES
Payables	$12,882	$13,145
Accrued liabilities and deferred revenue	54,429	59,526
Debt (Note 5)	145,586	152,577
Deferred income taxes	1,706	2,035
Liabilities of held-for-sale operations (Note 10)	5,008	5,542
Total liabilities	219,611	232,825

EQUITY
Capital stock
Common Stock, par value $0.01 per share (2,350 million shares issued)	23	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	10,985	10,875
Accumulated other comprehensive income/(loss)	(10,624)	(10,085)
Treasury stock	(180)	(181)
Retained earnings/(Accumulated deficit)	(17,782)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company	(17,577)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,100	1,195
Total equity/(deficit)	(16,477)	(14,527)
Total liabilities and equity	$203,134	$218,298

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$8,102	$6,377
Marketable securities	13,483	9,296
Total cash and marketable securities	21,585	15,673
Receivables, net	2,694	3,065
Inventories (Note 2)	6,575	6,988
Deferred income taxes	306	302
Other current assets	2,099	3,450
Current receivable from Financial Services	2,871	2,035
Total current assets	36,130	31,513
Equity in net assets of affiliated companies	1,376	1,076
Net property	23,590	23,930
Deferred income taxes	6,410	7,204
Goodwill and other net intangible assets (Note 4)	219	237
Assets of held-for-sale operations (Note 10)	7,273	8,414
Other assets	1,454	1,441
Total Automotive assets	76,452	73,815
Financial Services
Cash and cash equivalents	12,991	15,672
Marketable securities	7,237	8,607
Finance receivables, net	86,713	96,101
Net investment in operating leases	20,765	23,120
Equity in net assets of affiliated companies	360	523
Goodwill and other net intangible assets (Note 4)	8	9
Assets of held-for-sale operations (Note 10)	—	198
Other assets	5,981	7,437
Total Financial Services assets	134,055	151,667
Intersector elimination	(3,237)	(2,535)
Total assets	$207,270	$222,947

LIABILITIES
Automotive
Trade payables	$9,614	$9,193
Other payables	1,965	1,982
Accrued liabilities and deferred revenue	26,561	29,584
Deferred income taxes	2,856	2,790
Debt payable within one year (Note 5)	1,428	1,191
Total current liabilities	42,424	44,740
Long-term debt (Note 5)	30,704	23,036
Other liabilities	22,368	23,766
Deferred income taxes	384	614
Liabilities of held-for-sale operations (Note 10)	5,008	5,487
Total Automotive liabilities	100,888	97,643
Financial Services
Payables	1,303	1,970
Debt (Note 5)	113,811	128,842
Deferred income taxes	2,602	3,280
Other liabilities and deferred income	5,509	6,184
Liabilities of held-for-sale operations (Note 10)	—	55
Payable to Automotive	2,871	2,035
Total Financial Services liabilities	126,096	142,366
Intersector elimination	(3,237)	(2,535)
Total liabilities	223,747	237,474

EQUITY
Capital stock
Common Stock, par value $0.01 per share (2,350 million shares issued)	23	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	10,985	10,875
Accumulated other comprehensive income/(loss)	(10,624)	(10,085)
Treasury stock	(180)	(181)
Retained earnings/(Accumulated deficit)	(17,782)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company	(17,577)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,100	1,195
Total equity/(deficit)	(16,477)	(14,527)
Total liabilities and equity	$207,270	$222,947

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2009 and 2008
(in millions)

	First Quarter
	2009	2008
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$4,161	$1,027

Cash flows from investing activities of continuing operations
Capital expenditures	(1,366)	(1,490)
Acquisitions of retail and other finance receivables and operating leases	(6,032)	(11,872)
Collections of retail and other finance receivables and operating leases	10,047	10,936
Purchases of securities	(22,151)	(13,531)
Sales and maturities of securities	19,217	13,527
Settlements of derivatives	1,163	456
Proceeds from sale of businesses	166	44
Other	(339)	165
Net cash (used in)/provided by investing activities	705	(1,765)

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	63
Changes in short-term debt	(3,863)	(678)
Proceeds from issuance of other debt	15,458	11,150
Principal payments on other debt	(16,395)	(11,107)
Other	(50)	(129)
Net cash (used in)/provided by financing activities	(4,850)	(701)

Effect of exchange rate changes on cash	(342)	316
Cumulative correction of Financial Services prior period error (Note 1)	(630)	—

Net increase/(decrease) in cash and cash equivalents from continuing operations	(956)	(1,123)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	29
Cash flows from investing activities of discontinued operations	—	(94)
Cash flows from financing activities of discontinued operations	—	(344)

Net increase/(decrease) in cash and cash equivalents	$(956)	$(1,532)

Cash and cash equivalents at January 1	$22,049	$35,283
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	(956)	(1,532)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—
Cash and cash equivalents at March 31	$21,093	$33,751

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2009 and 2008
(in millions)

	First Quarter 2009		First Quarter 2008
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(2,265)	$1,911	$685	$2,482

Cash flows from investing activities
Capital expenditures	(1,361)	(5)	(1,449)	(41)
Acquisitions of retail and other finance receivables and operating leases	—	(6,032)	—	(12,166)
Collections of retail and other finance receivables and operating leases	—	10,124	—	10,936
Net (increase)/decrease of wholesale receivables	—	4,438	—	(1,846)
Purchases of securities	(17,662)	(5,544)	(12,509)	(1,022)
Sales and maturities of securities	13,498	5,854	11,329	2,198
Settlements of derivatives	242	921	282	174
Proceeds from sale of businesses	1	165	44	—
Investing activity from Financial Services	—	—	—	—
Investing activity to Financial Services	—	—	—	—
Other	(330)	(9)	15	150
Net cash (used in)/provided by investing activities	(5,612)	9,912	(2,288)	(1,617)

Cash flows from financing activities
Sales of Common Stock	—	—	63	—
Changes in short-term debt	365	(4,228)	93	(771)
Proceeds from issuance of other debt	10,186	5,272	57	11,093
Principal payments on other debt	(190)	(15,285)	(90)	(11,017)
Other	(35)	(15)	(91)	(38)
Net cash (used in)/provided by financing activities	10,326	(14,256)	32	(733)

Effect of exchange rate changes on cash	(134)	(208)	235	81
Net change in intersector receivables/payables and other liabilities	(590)	590	(679)	679
Cumulative correction of prior period error (Note 1)	—	(630)	—	—
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,725	(2,681)	(2,015)	892

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	29
Cash flows from investing activities of discontinued operations	—	—	—	(94)
Cash flows from financing activities of discontinued operations	—	—	—	(344)

Net increase/(decrease) in cash and cash equivalents	$1,725	$(2,681)	$(2,015)	$483

Cash and cash equivalents at January 1	$6,377	$15,672	$20,678	$14,605
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	1,725	(2,681)	(2,015)	483
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	—	—
Cash and cash equivalents at March 31	$8,102	$12,991	$18,663	$15,088

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2009 and 2008
(in millions)
	First Quarter
	2009	2008
	(unaudited)

Net income/(loss)	$(1,416)	$192
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(515)	871
Net gain/(loss) on derivative instruments	(87)	225
Employee benefit-related	(5)	96
Net holding gain/(loss)	(1)	(27)
Total other comprehensive income/(loss), net of tax	(608)	1,165
Comprehensive income/(loss)	(2,024)	1,357
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 17)	(58)	72
Comprehensive income/(loss) attributable to Ford Motor Company	$(1,966)	$1,285

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Our financial statements are presented in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors.  All intercompany items and transactions have been eliminated in both the consolidated and sector basis financial statements.  Reconciliations of certain line items are explained below in this Note, where the presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 10 for details of held-for-sale operations.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Noncontrolling Interests.  We adopted Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS No. 160") on January 1, 2009.  This standard establishes accounting and reporting requirements for the noncontrolling interest (formerly "minority interest") in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The presentation and disclosure requirements of this standard must be applied retrospectively for all periods.  This requirement changed the presentation of our consolidated and sector statements of operations and our consolidated and sector balance sheets.  It also required us to incorporate a consolidated statement of comprehensive income.  Beginning with this quarter, footnote disclosures for our interim financial periods will include separate reconciliations of our beginning-of-period to end-of-period equity/(deficit) for Ford and the noncontrolling interests.

Convertible Debt Instruments.  We adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") on January 1, 2009.  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.  This new pronouncement applies to our 4.25% Senior Convertible Notes due December 15, 2036 ("Convertible Notes") issued in December 2006.  We have applied the pronouncement retrospectively to all periods presented.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

The following financial statement line items were affected by implementation of FSP APB 14-1 (in millions, except per share information):

Statement of Operations	Revised First Quarter 2008	As Originally Reported First Quarter 2008	Effect of Change
Automotive interest expense	$558	$528	$(30)
Income/(loss) from continuing operations attributable to Ford Motor Company	69	99	(30)
Net income/(loss) attributable to Ford Motor Company	70	100	(30)
Earnings per share attributable to Ford Motor Company	0.03	0.05	(0.02)

Balance Sheet (a)	Revised December 31, 2008	As Originally Reported December 31, 2008	Effect of Change
Automotive other assets – noncurrent (b)	$1,441	$1,512	$71
Automotive long-term debt	23,036	24,655	(1,619)
Capital in excess of par value of stock (c)	10,875	9,076	1,799
Retained earnings/(Accumulated deficit)	(16,355)	(16,145)	(210)
__________
(a)	As a result of the retrospective application of FSP APB 14-1, the December 31, 2008 column on our consolidated and sector balance sheets is "unaudited."
(b)	Effect of Change related to FSP APB 14-1 is $30 million; the remaining $41 million relates to the assets of Volvo classified as held-for-sale operations (see Note 10 for discussion of Volvo).
(c)	Effect of Change represents the equity component under FSP APB 14-1 (i.e., $1,864 million), less those amounts previously recorded on conversions prior to adoption of the standard (i.e., $65 million).

The following shows the effect on the per share amounts attributable to Ford Common and Class B Stock for the first quarter of 2009 before and after the adoption of FSP APB 14-1:

	First Quarter 2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$(0.58)	$(0.60)	$(0.02)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$(0.58)	$(0.60)	$(0.02)
Diluted income/(loss)
Income/(Loss) from continuing operations	$(0.58)	$(0.60)	$(0.02)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$(0.58)	$(0.60)	$(0.02)

Presentation of Balance Sheet

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	March 31, 2009	December 31, 2008
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$306	$302
Automotive sector non-current deferred income tax assets	6,410	7,204
Financial Services sector deferred income tax assets*	238	251
Total	6,954	7,757
Reclassification for netting of deferred income taxes	(4,136)	(4,649)
Consolidated balance sheet presentation of deferred income tax assets	$2,818	$3,108

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,856	$2,790
Automotive sector non-current deferred income tax liabilities	384	614
Financial Services sector deferred income tax liabilities	2,602	3,280
Total	5,842	6,684
Reclassification for netting of deferred income taxes	(4,136)	(4,649)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,706	$2,035
__________
*     Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Ford Acquisition of Ford Credit Debt.  In connection with our Registration Statement (No. 333-151355) filed on Form S-3 and the related prospectus dated June 2, 2008 and the prospectus supplements dated August 14, 2008 and October 2, 2008, we issued shares of Ford Common Stock from time to time in market transactions and used the proceeds therefrom to purchase outstanding Ford Credit debt securities maturing prior to 2012.  During 2008, we purchased $492 million of Ford Credit debt securities for $424 million in cash.  Debt securities with a face and fair value of $135 million matured on January 12, 2009.

On our consolidated balance sheet, the remaining debt is no longer reported in our Debt balances.  On our sector balance sheet, the debt is reported as outstanding as it has not been retired or cancelled by Ford Credit.  Accordingly, on our sector balance sheet, $357 million and $492 million of debt are reported as Financial Services debt at March 31, 2009 and December 31, 2008, respectively.  Likewise, included in Automotive marketable securities are $357 million and $492 million at March 31, 2009 and December 31, 2008, respectively, related to Ford's purchase of the Ford Credit debt securities.  Consolidating elimination adjustments for these debt securities and related accrued interest of $9 million and $8 million at March 31, 2009 and December 31, 2008, respectively, are included in the Intersector elimination lines on the sector balance sheet.

Presentation of Cash Flows

Wholesale and Other Finance Receivables.  The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	First Quarter
	2009	2008
Sum of sector cash flows from operating activities of continuing operations	$(354)	$3,167
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	4,438	(1,846)
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	77	(294)
Consolidated cash flows from operating activities of continuing operations	$4,161	$1,027
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

(b)	Includes cash flows of finance receivables purchased/collected from certain divisions and subsidiaries of the Automotive sector.

Ford Credit Acquisition of Ford Debt.  During the first quarter of 2009, Ford Credit conducted a cash tender offer for our secured term loan under the secured credit agreement that we entered into with various banks and financial institutions on December 15, 2006 (the "Credit Agreement").  Pursuant to this offer, Ford Credit purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which Ford Credit distributed the term loan to its immediate parent, Ford Holdings LLC ("Ford Holdings"), whereupon the debt was forgiven.  As a result, we recorded a gain on extinguishment of debt in the amount of $1.1 billion, net of transaction costs, in Automotive interest income and other non-operating income/(expense), net.  Approximately $4.6 billion aggregate principal amount of term loans remains outstanding.

On our consolidated statement of cash flows, the $1.1 billion cash outflow related to Ford Credit's purchase of our secured term loan is presented as a principal payment on debt within Cash flows from financing activities of continuing operations.  On our sector statement of cash flows, the cash outflow is presented as a purchase of securities by our Financial Services sector within Cash flows from investing activities of continuing operations.

Ford Acquisition of Ford Credit Debt.  On our consolidated statement of cash flows, the $135 million cash payment from Ford Credit to us related to the maturity of Ford Credit's debt securities discussed in "Presentation of Balance Sheet" above is not shown as a cash outflow because the debt was not reported as outstanding on our consolidated balance sheet.  On our sector statement of cash flows, the $135 million cash payment is presented as a cash inflow from Automotive sales and maturities of securities within Cash flows from investing activities of continuing operations and a cash outflow from Financial Services principal payments on debt within Cash flows from financing activities of continuing operations.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Liquidity

At March 31, 2009, our Automotive sector had total cash, cash equivalents, and marketable securities of $21.6 billion (including about $300 million of Temporary Asset Account securities ("TAA")).

We have experienced substantial negative cash flows in recent periods, and had negative equity of $16.5 billion at March 31, 2009.  Based on our current planning assumptions, we expect net Automotive operating cash flows in 2009 to be negative, but significantly improved from 2008.  The dramatic decline in industry sales volume during 2008, and our reduced production to match demand, had a substantial negative effect on cash flows.  Trade payables and other elements of working capital have improved in the first quarter of 2009 and should continue to improve as industry sales volume stabilizes and begins to grow, contributing to the expected improvement in operating cash flow.

We continue to face many risks and uncertainties, however, related to the global economy, our industry in particular, and the credit environment which could materially impact our plan.  Of these potentialities, we believe that the two risks that are reasonably possible to have a material impact on us are (i) a decline in industry sales volume to levels below our current planning assumptions, and (ii) actions necessary to ensure an uninterrupted supply of materials and components.

Our current planning assumptions forecast that industry sales volume will stabilize in the first half of 2009 and begin to improve soon thereafter, culminating in full-year 2009 U.S. industry sales volume in the lower end of the range of 10.5 million units to 12.5 million units, and industry sales volume for the 19 markets we track in Europe in the range of 13.5 million units to 14.5 million units.  Based on our analysis of the market, we believe that these assumptions are reasonable.  There is a risk, however, that industry sales volume may not stabilize in the United States in the first half of 2009 or begin to improve in the United States and Europe as soon thereafter as we forecast.

In addition to the risk related to industry sales volume, our plan also could be negatively impacted by pressures affecting our supply base.  Our suppliers have experienced increased economic distress due to the sudden and substantial drop in industry sales volume that affected all automobile manufacturers.  Dramatically lower industry sales volumes have made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit market, resulting in an increase in distressed suppliers and supplier bankruptcies.  As a result, it is reasonably possible that our costs to ensure an uninterrupted supply of materials and components could be higher than our present planning assumptions by a material amount.

We believe that even a combination of these two reasonably possible scenarios, however, as measured by a decline to 9.2 million units in the United States and 11.7 million units in Europe, combined with our assessment of the necessary cost to ensure an uninterrupted supply of materials and components (absent a significant industry event in 2009 such as an uncontrolled bankruptcy of a major competitor or important suppliers to Ford which we believe is remote), would not exceed our present available liquidity.  We believe that the risk of decline in industry sales volume below these levels (i.e., below 9.2 million units in the United States and 11.7 million units in Europe) is remote.  Therefore, we do not believe that these reasonably possible scenarios cause substantial doubt about our ability to continue as a going concern for the next year.

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

Notwithstanding this conclusion, as previously disclosed in our 2008 Form 10-K Report and our business plan submission to Congress in December 2008, in this environment a number of scenarios could put severe pressure on our short- and long-term Automotive liquidity, including a worsening of the scenarios described above.  We presently believe that the likelihood of such an event is remote.  In such a scenario, however, or in response to other unanticipated circumstances, we could take additional mitigating actions or require additional financing to improve our liquidity.

Item 1. Financial Statements (Continued)

NOTE 2.  INVENTORIES

Inventories are summarized as follows (in millions):

	March 31,	December 31,
	2009	2008
Raw materials, work-in-process and supplies	$2,926	$2,747
Finished products	4,493	5,091
Total inventories under first-in, first-out method ("FIFO")	7,419	7,838
Less: Last-in, first-out method ("LIFO") adjustment	(844)	(850)
Total inventories	$6,575	$6,988

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

Automotive Sector

VIEs of which we are the primary beneficiary:

Activities with the joint ventures described below include purchasing substantially all of the joint ventures' output under a cost-plus-margin arrangement and/or volume dependent pricing.  These contractual arrangements may require us to absorb joint venture losses when production volume targets are not met or allow us, in some cases, to receive bonuses when production volume targets are exceeded.  Described below are the significant VIEs that we consolidated as of March 31, 2009.

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda Motor Corporation ("Mazda") in North America.  AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.

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

Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH.  The joint venture produces all-wheel-drive components.  The assets and liabilities associated with this joint venture that were classified during the first quarter of 2009 as held for sale are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 10.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH.  Tekfor produces transmission and chassis components for use in our vehicles.

Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A.  The joint venture was established to engineer and manufacture niche vehicles.  The assets and liabilities associated with this joint venture that were classified during the first quarter of 2009 as held for sale are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 10.

We also hold interests in certain dealerships, and at March 31, 2009 there were approximately 64 dealerships that were part of our Dealer Development program that are consolidated.  We supply and finance the majority of vehicles and parts of these dealerships, and the operators have a contract to buy our equity interest over a period of time.  See Note 6 for discussion of the impairment of our investment in these assets.

Item 1. Financial Statements (Continued)

NOTE 3.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our March 31, 2009 and December 31, 2008 balance sheets are as follows (in millions):

	March 31,	December 31,
Assets	2009	2008
Cash and cash equivalents	$519	$665
Receivables	440	518
Inventories	910	1,117
Net property	2,220	2,136
Assets of held-for-sale operations	294	318
Other assets	184	297
Total assets	$4,567	$5,051

Liabilities
Trade payables	$413	$516
Accrued liabilities	281	324
Debt	980	972
Liabilities of held-for-sale operations	87	97
Other liabilities	189	167
Total liabilities	$1,950	$2,076

Equity attributable to noncontrolling interests	$1,073	$1,168

The financial performance of the consolidated VIEs reflected on our statements of operations for the first quarters of 2009 and 2008 are as follows (in millions):

	First Quarter
	2009	2008
Sales	$926	$2,054
Costs and expenses
Cost of sales	847	1,666
Selling, administrative and other expenses	109	192
Total costs and expenses	956	1,858
Operating income/(loss)	(30)	196

Interest expense	15	17

Interest income and other non-operating income/(expense), net	16	20
Equity in net income/(loss) of affiliated companies	(3)	1
Income/(Loss) before income taxes - Automotive	(32)	200

Provision for/(Benefit from) income taxes	22	68
Income/(Loss) from continuing operations	(54)	132

Income/(Loss) from discontinued operations	—	—
Net income/(loss)	(54)	132

Less: Income/(loss) attributable to noncontrolling interests	12	120
Net income/(loss) attributable to Ford Motor Company	$(66)	$12

VIEs of which we are not the primary beneficiary:

In 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz"), we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The fair value of our obligation related to these letters of credit, which will expire no later than December 31, 2011, was approximately $12 million at March 31, 2009.  For additional discussion of these letters of credit, see Note 16.

We also have investments in unconsolidated subsidiaries determined to be VIEs of which we are not the primary beneficiary.  These investments, described below, are accounted for as equity-method investments and are included in Equity in net assets of affiliated companies.

Formed in 1995, AutoAlliance (Thailand) Co., Ltd ("AAT") is a 50/50 joint venture with Mazda in Thailand.  AAT is engaged in the manufacturing of automobiles on behalf of Ford and Mazda for both the Thai domestic market and for export markets through Ford and Mazda.  Ford and Mazda share equally the risks and rewards of the joint venture.

Item 1. Financial Statements (Continued)

NOTE 3.  VARIABLE INTEREST ENTITIES (Continued)

In 2002, we established the Ford Motor Company Capital Trust II ("Trust II").  We own 100% of Trust II's common stock which is equal to 5% of Trust II's total equity.  The risks and rewards associated with our interests in this entity are based primarily on ownership percentage.

Our maximum exposure to VIEs of which we are not the primary beneficiary is as follows (in millions):

			Change in
	March 31,	December 31,	Maximum
	2009	2008	Exposure
Investments	$400	$413	$(13)
Liabilities	(35)	(38)	3
Guarantees (off-balance sheet)	365	362	3
Total maximum exposure	$730	$737	$(7)

This includes a guarantee of a line of credit on behalf of AAT for plant expansion.

Financial Services Sector

VIEs of which Ford Credit is the primary beneficiary:

Ford Credit uses special purpose entities to issue asset-backed securities in securitization transactions to public and private investors, bank conduits, and government programs.  The asset-backed securities are backed by the expected cash flows from finance receivables and our interest in net investments in operating leases that have been legally sold but continue to be recognized by us.  Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by VIEs, rights to cash held for the benefit of the securitization investors (e.g., a reserve fund), and residual interests.

As residual interest holder, Ford Credit is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  Ford Credit's exposure does not represent incremental risk to Ford Credit, and was $18.9 billion and $21.1 billion at March 31, 2009 and December 31, 2008, respectively.  The amount of risk absorbed by Ford Credit's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves funded.  For Ford Credit's wholesale transactions, this also includes cash it has contributed to excess funding accounts and its participation interests in VIEs.

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets, and have no right to require Ford Credit to repurchase their investments.  Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  In certain instances in the first quarter of 2009, Ford Credit elected to provide additional enhancements or repurchase specific subordinated notes in order to address challenging market conditions.

In certain transactions Ford Credit has dynamic enhancements, where it may elect to support the performance and/or product mix of the transactions by purchasing additional subordinated notes or increasing cash reserves.  Ford Credit's maximum contribution for these transactions was $491 million in the first quarter of 2009.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  Ford Credit repurchased $41 million of such receivables in the first quarter of 2009.  In addition, from time to time, Ford Credit supports its revolving wholesale transactions by contributing cash to an excess funding account when receivables fall below the required level in order to continue to finance the receivables.  These cash enhancements ranged from $0 to $1.3 billion in the first quarter of 2009.

Ford Credit's FCAR Owner Trust retail securitization program (“FCAR”) is a VIE that issues commercial paper and Ford Credit may, on occasion, purchase the debt issued by FCAR.  In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through October 30, 2009.  At March 31, 2009, Ford Credit had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF.  At March 31, 2009, the finance receivables of FCAR supported $10 billion of FCAR's asset-backed commercial paper.

Item 1. Financial Statements (Continued)

NOTE 3.  VARIABLE INTEREST ENTITIES (Continued)

In November 2008, the U.S. Federal Reserve announced the Term Asset-Backed Securities Loan Facility ("TALF"), pursuant to which the Federal Reserve Bank of New York was authorized to provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loan.  Asset-backed securities backed by automotive retail, lease, and wholesale finance receivables qualify for the TALF program.  On February 10, 2009, this program was further expanded to $1 trillion by the Consumer & Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury.  Ford Credit completed a TALF-eligible $3 billion retail transaction in March 2009 through a VIE.

Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on Ford Credit's balance sheet and therefore are not included in the VIE assets shown in the following table.  As of March 31, 2009, the carrying values of the assets were $39.5 billion of retail receivables, $16.7 billion of wholesale receivables, and $13.6 billion of net investment in operating leases.  As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.  The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on Ford Credit's general assets; rather, they represent claims against only the specific securitized assets.  Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against Ford Credit's general assets.

The total consolidated VIE assets and liabilities reflected on our March 31, 2009 and December 31, 2008 balance sheets are as follows (in millions):

	March 31, 2009		December 31, 2008
	Cash & Cash Equivalents (a)	Debt (b)	Cash & Cash Equivalents (a)	Debt (b)
VIEs supporting transactions by asset class (c)
Retail	$2,690	$32,660	$2,673	$34,507
Wholesale	788	11,916	1,029	15,537
Net investment in operating leases	187	10,302	206	12,005
Total	$3,665	$54,878	$3,908	$62,049
__________
(a)
Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $1 billion and $949 million as of March 31, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB)" facility.  This external funding of $246 million and $308 million at March 31, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)
The derivative assets of our consolidated VIEs were $59 million and $46 million at March 31, 2009 and December 31, 2008, respectively, and the derivative liabilities were $673 million and $808 million at March 31, 2009 and December 31, 2008, respectively.

The financial performance of the consolidated VIEs reflected in our statements of operations for the first quarters of 2009 and 2008 are as follows (in millions):

	First Quarter
	2009		2008
	Derivative (Income)/ Expense	Interest Expense	Derivative (Income)/ Expense	Interest Expense
VIEs supporting transactions by asset class
Retail	$40	$275	$270	$453
Wholesale	(3)	79	(22)	184
Net investment in operating leases	27	124	96	178
Our financial performance related to VIEs	$64	$478	$344	$815

VIEs of which Ford Credit is not the primary beneficiary:

Ford Credit has investments in certain joint ventures determined to be VIEs of which it is not the primary beneficiary.  These joint ventures provide consumer and dealer financing in their respective markets.  The joint ventures are financed by external debt as well as subordinated financial support provided by the joint venture partners.  The risks and rewards associated with Ford Credit's interests in these joint ventures are based primarily on ownership percentages.  Ford Credit's investments in these joint ventures are accounted for as equity method investments and are included in Other assets.  Ford Credit's maximum exposure to any potential losses associated with these VIEs is limited to its equity investments, which amounted to $137 million and $140 million at March 31, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)

NOTE 4.  GOODWILL AND OTHER NET INTANGIBLES

Goodwill

The total carrying amount of goodwill was $38 million and $40 million at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, $30 million of the goodwill balance related to Ford Europe, and $8 million related to Ford Credit.  At December 31, 2008, $31 million of the goodwill balance related to Ford Europe, and $9 million related to Ford Credit.  Changes in the goodwill balance are attributable to the impact of foreign currency translation.  We also have goodwill recorded within Equity in net assets of affiliated companies of $34 million at March 31, 2009 and December 31, 2008.

Other Net Intangibles

The components of net identifiable intangible assets are as follows (in millions):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Manufacturing and production incentive rights	$229	(128)	101	227	(113)	114
License and advertising agreements	85	(25)	60	85	(23)	62
Other	70	(42)	28	71	(41)	30
Total Automotive sector	384	(195)	189	383	(177)	206
Total Financial Services Sector	3	(3)	—	4	(4)	—
Total Company	$387	$(198)	$189	$387	$(181)	$206

Our identifiable intangible assets are comprised of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	First Quarter
	2009	2008
Pre-tax amortization expense	$18	$24

Intangible asset amortization is forecasted to be approximately $70 million to $80 million per year for the next two years, and $10 million thereafter.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS

Debt at April 8, 2009 (pro forma), March 31, 2009, and December 31, 2008 are shown below.  Pro forma amounts below reflect debt repurchases that were completed on April 8, 2009; see "Subsequent Events" below for additional detail regarding these transactions.

	Amount Outstanding (in millions)
	(Pro Forma) April 8, 2009	March 31, 2009	December 31, 2008
Automotive Sector
Debt payable within one year
Short-term	$861	$861	$543
Long-term payable within one year
Secured term loan	70	70	70
Other debt	497	497	578
Total debt payable within one year	1,428	1,428	1,191

Long-term debt payable after one year
Public unsecured debt securities	5,594	8,983	9,148
Convertible notes	579	4,883	4,883
Subordinated convertible debentures	2,984	2,984	3,027
Secured term loan	4,566	4,566	6,790
Secured revolving loan	10,066	10,066	—
Other debt	950	950	951
Total long-term debt payable after one year	24,739	32,432	24,799

Unamortized discount (a)	(331)	(1,728)	(1,763)

Total long-term debt payable after one year	24,408	30,704	23,036

Total Automotive sector	$25,836	$32,132	$24,227

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$10,010	$10,010	$11,503
Other asset-backed short-term debt	3,034	3,034	5,569
Ford Interest Advantage (b)	1,958	1,958	1,958
Other short-term debt	1,285	1,285	1,538
Total short-term debt	16,287	16,287	20,568
Long-term debt
Unsecured debt
Notes payable within one year	12,602	12,602	15,712
Notes payable after one year	34,128	34,128	37,583
Unamortized discount	(232)	(232)	(256)
Asset-backed debt
Notes payable within one year	24,696	24,696	26,501
Notes payable after one year	26,330	26,330	28,734
Total long-term debt	97,524	97,524	108,274
Total Financial Services sector	$113,811	$113,811	$128,842

Total Automotive and Financial Services sectors	$139,647	$145,943	$153,069
Intersector elimination (c)	(357)	(357)	(492)
Total Company	$139,290	$145,586	$152,577

(a)	Includes unamortized discount on convertible notes per FSP APB 14-1.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.
(c)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS (Continued)

Debt maturities at March 31, 2009 were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total Debt Maturities	Adj.	Total Debt Carrying Value
Automotive Sector
Public unsecured debt securities	$—	$490	$—	$—	$—	$8,493	$8,983	$—	$8,983
Convertible notes (a)	—	—	—	—	—	4,883	4,883	(1,585)	3,298
Subordinated convertible debentures	—	—	—	—	—	2,984	2,984	—	2,984
Secured term loan	53	70	70	70	4,373	—	4,636	—	4,636
Secured revolving loan	—	—	10,066	—	—	—	10,066	—	10,066
Short term and other debt (b)	1,058	476	146	128	71	429	2,308	—	2,308
Unamortized discount	—	—	—	—	—	—	—	(143)	(143)

Total Automotive debt	1,111	1,036	10,282	198	4,444	16,789	33,860	(1,728)	32,132

Financial Services Sector
Unsecured debt	13,119	8,580	11,978	5,321	4,641	6,009	49,648	—	49,648
Asset-backed debt	34,132	14,294	12,924	2,403	98	219	64,070	—	64,070
Unamortized discount	—	—	—	—	—	—	—	(232)	(232)
Other (c)	—	—	—	—	—	—	—	325	325
Total Financial Services debt	47,251	22,874	24,902	7,724	4,739	6,228	113,718	93	113,811

Intersector elimination (d)	(175)	(182)	—	—	—	—	(357)	—	(357)
Total Company	$48,187	$23,728	$35,184	$7,922	$9,183	$23,017	$147,221	$(1,635)	$145,586

(a)	Adjustment reflects unamortized discount per FSP APB 14-1.
(b)	Primarily non-U.S. affiliate debt.
(c)	Reflects adjustment related to designated fair value hedges of debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at April 8, 2009 (pro forma) and March 31, 2009 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	(Pro Forma) April 8,2009	March 31, 2009
9.50% Guaranteed Debentures due June 1, 2010	$334	$490
6 1/2% Debentures due August 1, 2018	361	482
8 7/8% Debentures due January 15, 2022	86	178
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	295
7 1/2% Debentures due August 1, 2026	193	250
6 5/8% Debentures due February 15, 2028	104	124
6 5/8% Debentures due October 1, 2028 (b)	638	741
6 3/8% Debentures due February 1, 2029 (b)	260	432
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	3,699
8.900% Debentures due January 15, 2032	151	383
9.95% Debentures due February 15, 2032	4	11
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	690
7.75% Debentures due June 15, 2043	73	150
7.40% Debentures due November 1, 2046	398	438
9.980% Debentures due February 15, 2047	181	208
7.70% Debentures due May 15, 2097	142	339
Total unsecured debt securities	$5,594	$8,983
_________
(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS (Continued)

Debt for Equity Exchanges.  During the first quarter of 2008, we issued an aggregate of 8,987,366 shares of Ford Common Stock, par value $0.01 per share, in exchange for $71 million principal amount of our outstanding publicly-issued unsecured, non-convertible debt securities.  As a result of the exchange, we recorded a pre-tax gain of $16 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2008.

Debt Repurchases.  In January 2009, through a private market transaction, we repurchased $165 million principal amount of our outstanding publicly-issued unsecured non-convertible notes for $37 million in cash.  As a result, we recorded a pre-tax gain of $127 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

Convertible Notes

At March 31, 2009, we had outstanding $4.9 billion in principal amount of unsecured Convertible Notes that mature in 2036.  The Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).  Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-prevailing conversion price for twenty trading days during any consecutive 30 trading day period.

We adopted FSP APB 14-1 on January 1, 2009.  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled in cash.  FSP APB 14-1 requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer's nonconvertible borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.  We applied this FSP retrospectively to all periods presented.

The following table summarizes the liability and equity components of our Convertible Notes (in millions):

	(Pro Forma) April 8, 2009	March 31, 2009	December 31, 2008
Liability component
Principal	$579	$4,883	$4,883
Unamortized discount*	(188)	(1,585)	(1,619)
Net carrying amount	$391	$3,298	$3,264

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(1,864)	$(1,864)

__________
*	The discount on the liability component will amortize through December 20, 2016.

In addition, we recognized interest cost related to the contractual interest coupon of $52 million and $53 million for the first quarters of 2009 and 2008, respectively and we recognized interest cost related to the amortization of the discount on the liability component of $34 million and $31 million for the first quarters of 2009 and 2008, respectively.  The effective rate on the liability component was 10.5%.

Subordinated Convertible Debentures

At March 31, 2009, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures") to Trust II, a subsidiary trust.  The Subordinated Convertible Debentures are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures had become redeemable at our option.

At March 31, 2009, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion (“Trust Preferred Securities”).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS (Continued)

During the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,575 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

We entered into the Credit Agreement on December 15, 2006 with various banks and financial institutions, which provided for a $7 billion secured term-loan facility maturing on December 15, 2013 and an $11.5 billion revolving credit facility maturing on December 15, 2011.  Due to concerns about the instability in the capital markets and the uncertain state of the global economy, on January 29, 2009, we gave notice to borrow the total unused amount (i.e., $10.9 billion) under the $11.5 billion revolving credit facility.  On February 3, 2009, the requested borrowing date, the lenders under that facility advanced to us $10.1 billion.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not advanced because of LCPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  The $10.1 billion revolving loan will bear interest at LIBOR plus a margin of 2.25% and will mature on December 15, 2011.

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

Events of Default.  In addition to customary payment, representation, bankruptcy and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money and a change in control default.

Secured Term Loan Offer.  On March 27, 2009, Ford Credit purchased from the lenders thereof $2.2 billion principal amount of our secured term loan under the Credit Agreement for an aggregate cost of $1.1 billion (including transaction costs).  Consistent with previously announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  Approximately $4.6 billion aggregate principal amount of the secured term loan remains outstanding.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS (Continued)

Subsequent Events

Conversion Offer.  Pursuant to an exchange offer we conducted, on the settlement date of April 8, 2009, $4.3 billion principal amount of Convertible Notes was exchanged for an aggregate of 468 million shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of Convertible Notes exchanged) and the applicable accrued and unpaid interest on such Convertible Notes.  Upon settlement, $579 million aggregate principal amount of Convertible Notes remains outstanding with a carrying value of $391 million.  As a result of the conversion, we estimate that we will record a pre-tax gain of approximately $1.2 billion to Automotive interest income and other non-operating income/(expense), net in the second quarter 2009 financial statements.

Unsecured Notes Tender Offer.  Pursuant to a cash tender offer conducted by Ford Credit, on the settlement date of April 8, 2009, Ford Credit purchased $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  Approximately $5.6 billion aggregate principal amount of Ford's public unsecured debt securities (including about $100 million of industrial revenue bonds) remains outstanding.  As a result of the transaction, we estimate that we will record a pre-tax gain of approximately $2.2 billion, net of unamortized discounts, premiums and fees, to Automotive interest income and other non-operating income/(expense), net in the second quarter of 2009.

As previously announced, we also elected to defer future interest payments related to the Trust Preferred Securities.

Financial Services Sector

Unsecured Debt

Debt Repurchases.  In the first quarter of 2009, through private market transactions, our Financial Services sector repurchased an aggregate of $341 million principal amount of its outstanding unsecured notes for $279 million in cash.  As a result, Financial Services sector recorded a pre-tax gain of $65 million, net of unamortized discounts, premiums, and fees, in Financial Services other income/(loss), net in the first quarter of 2009 ($51 million related to Ford Holdings and $14 million related to Ford Credit).

Asset-Backed Debt

The following table shows the assets and the associated liabilities related to Ford Credit's secured debt arrangements that are included in our financial statements for March 31, 2009 and December 31, 2008 (in billions):

	March 31, 2009			December 31, 2008
	Cash & Cash Equiv.	Receivables	Related Debt	Cash & Cash Equiv.	Receivables	Related Debt

Retail	$3.3	$49.6	$40.0	$3.3	$51.6	$42.6
Wholesale	1.0	18.6	13.7	1.2	22.1	17.6
Net investment in operating leases	1.1	13.6	10.3	1.0	15.6	12.0
Total secured debt arrangements*	$5.4	$81.8	$64.0	$5.5	$89.3	$72.2
   _________
*
Includes debt of $55.1 billion and $62.3 billion as of March 31, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of Ford Credit assets securing the debt issued by these VIEs were $4.7 billion and $4.8 billion of cash and cash equivalents, $39.5 billion and $41.9 billion of retail receivables, $16.7 billion and $19.6 billion of wholesale receivables, and $13.6 billion and $15.6 billion of net investment in operating leases as of March 31, 2009 and December 31, 2008, respectively. Refer to Note 3 for further discussion regarding VIEs.

In certain financing structures, Ford Credit issues asset-backed debt directly, rather than through consolidated VIEs.  For Ford Credit's bank-sponsored conduit program, Ford Credit transfers finance receivables to bank conduits or sponsor banks in which it retains a significant interest in the transferred pools of receivables.  The outstanding balance of the transferred pools of finance receivables was $7.6 billion and $8.4 billion and the associated secured debt was $6.3 billion and $6.9 billion at March 31, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)

NOTE 5.  DEBT AND COMMITMENTS (Continued)

Ford Credit's European Central Bank ("ECB") facility has pledged certain financial assets as collateral and included the associated debt in secured debt arrangements that did not use a VIE.  Of the $700 million and $773 million of debt secured by collateral at March 31, 2009 and December 31, 2008, respectively, Ford Credit has issued a majority through the ECB.  The assets associated with this debt included $94 million and $80 million of cash and cash equivalents and $1.1 billion and $1.2 billion of receivables at March 31, 2009 and December 31, 2008, respectively.

Financial Services sector asset-backed debt also includes $103 million and $105 million at March 31, 2009 and December 31, 2008, respectively, that is secured by property.

NOTE 6.  IMPAIRMENTS

Automotive Sector

Held-for-Sale Impairments.  See Note 10 for discussion of our held-for-sale impairment of Volvo.

U.S. Consolidated Dealerships.  During the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in our consolidated dealerships of $78 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on the market approach and reflects the expected proceeds which are de minimis.  The fair value of our investment is classified in Level 2 of our fair-value hierarchy.

Financial Services Sector

DFO Partnership.  In March 2009, our Board approved a potential sale of our investment in DFO Partnership.  DFO Partnership holds a portfolio of "non-core" diversified leveraged lease assets (e.g., railcars, aircraft, energy facilities).  We used information obtained from the bids to assist in determining the $200 million fair value of the investment in DFO Partnership.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in DFO Partnership of $141 million in Equity in net income/(loss) of affiliated companies.  The fair value of our investment is classified in Level 2 of our fair-value hierarchy.

NOTE 7.  OTHER INCOME/(LOSS)

Automotive Sector.  The following table summarizes the amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ended March 31, 2009 and 2008 (in millions):

	First Quarter
	2009	2008
Interest income	$62	$344
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(6)	(271)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	13	6
Gains/(Losses) on extinguishment of debt	1,279	16
Other*	(5)	(3)
Total	$1,343	$92
   _________
*	Includes $9 million in other costs associated with the overall debt restructuring discussed in Note 5.

Financial Services Sector.  The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ended March 31, 2009 and 2008 (in millions):

	First Quarter
	2009	2008
Interest income (non-financing related)	$44	$145
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(13)	(4)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	2	6
Gains/(Losses) on extinguishment of debt	65	—
Investment and other income related to sales of receivables	10	69
Insurance premiums earned, net	29	40
Other	(24)	(27)
Total	$113	$229

Item 1. Financial Statements (Continued)

NOTE 8.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

Automotive Sector

Transitional Benefits

During the first quarter of 2009, we reached an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") to modify the 2007 collective bargaining agreement between us and the UAW.  We renegotiated Job Security Benefits, modified Supplemental Unemployment Benefits, and established a new Transition Assistance Plan.  We establish liabilities for expected employee benefits to be provided under our collective bargaining agreements.  At March 31, 2009 and December 31, 2008, the related liabilities were $109 million and $411 million, respectively.  During the first quarter of 2009 and 2008, we recorded in Automotive cost of sales a benefit of $292 million and $93 million, respectively, related to a decrease in the liability.

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

UAW Voluntary Separations.  During the first quarter of 2009, we continued to offer voluntary separation packages to our UAW hourly workforce.  These actions resulted in pre-tax charges of $24 million and $148 million in the first quarter of 2009 and 2008, respectively.  We recorded the expense in Automotive cost of sales.  We have a separation reserve established for these costs, and at March 31, 2009 and December 31, 2008, the reserve was $89 million and $162 million, respectively.

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions for the first quarter of 2009 and 2008, respectively, which are reported in Automotive cost of sales and Selling, administrative and other expenses (in millions).

	First Quarter
	2009	2008
Ford U.S. (salaried-related)	$61	$—
Ford Canada	38	1
Other	13	4

The charges above exclude costs for pension and other postretirement employee benefits ("OPEB").

Financial Services Sector

Separation Actions

In the first quarter of 2009, Ford Credit announced plans to restructure its U.S. operations to meet changing business conditions, including the decline in its receivables.  The restructuring affects its servicing, sales, and central operations.  Ford Credit recognized pre-tax charges of $27 million in Selling, administrative and other expenses for this and other employee separation actions outside of the United States.

These charges exclude costs for pension and OPEB.

NOTE 9.  INCOME TAXES

Generally, for interim tax reporting we estimate one single tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss).  However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction not subject to valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction.

The U.S. and Canadian governments are progressing with terms of a negotiated settlement of our transfer pricing methodologies, covering a number of years. It is reasonably possible that a settlement could be completed within the near term, resulting in a positive effect on our income tax provision.

Item 1. Financial Statements (Continued)

NOTE 10.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Held-for-Sale Operations

Volvo.  In the fourth quarter of 2008, we performed annual goodwill impairment testing for our Volvo reporting unit.  We compared the carrying value of our Volvo reporting unit to its fair value, and concluded that the goodwill was not impaired.  We performed this measurement relying primarily on the income approach, applying a discounted cash flow methodology.  Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50 percent.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year-end.

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  Toward that end, in 2007 we sold our interest in Aston Martin; in 2008, we sold our interest in Jaguar Land Rover, and a significant portion of our ownership in Mazda.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale and we are ceasing depreciation of its long-lived assets in the second quarter of 2009.

Our commitment to actively market Volvo for sale also triggered a held-for-sale impairment test in the first quarter of 2009.  We received information from our discussions with potential buyers that provided us a value for Volvo using a market approach, rather than an income approach.  We concluded that the information we received from our discussions with potential buyers was more representative of the value of Volvo given the current market conditions, the characteristics of viable market participants, and our anticipation of a more immediate transaction for Volvo.  These inputs resulted in a lower value for Volvo than the discounted cash flow method we had previously used.

After considering deferred gains reported in Accumulated other comprehensive income/(loss), we recognized a pre-tax impairment charge of $650 million related to our total investment in Volvo.  The impairment was recorded in Automotive cost of sales for the first quarter of 2009.

Had we not committed to actively market Volvo for sale, we would not have been afforded the benefit of the new information obtained in discussions with potential buyers.  Rather, we would have continued to employ an in-use premise to test Volvo's goodwill and long-lived assets, using a discounted cash flow methodology with assumptions similar to those we used at year-end 2008.

Any transaction that we enter into is expected to close within the next twelve months.

The assets and liabilities of Volvo classified as held-for-sale operations are as follows:

	March 31, 2009	December 31, 2008
Assets
Receivables	$497	$399
Inventories	1,438	1,630
Net property	4,125	4,422
Goodwill	1,099	1,150
Other intangibles	188	198
Other assets	576	615
Impairment of carrying value	(650)	—
Total assets of the held-for-sale operations	$7,273	$8,414
Liabilities
Payables	$1,519	$1,626
Pension liabilities	439	560
Warranty liabilities	438	494
Other liabilities	2,612	2,807
Total liabilities of the held-for-sale operations	$5,008	$5,487

Item 1. Financial Statements (Continued)

NOTE 10.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Jaguar Land Rover.  During 2008, we sold our Jaguar Land Rover operations.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales.  There are no assets or liabilities remaining on our balance sheet related to Jaguar Land Rover operations.

Other Dispositions

Ballard.  In the first quarter of 2008, we reached an agreement with Ballard to exchange our entire ownership interest of 12.9 million shares of Ballard stock for a 30% equity interest in Automotive Fuel Cell Cooperation Corporation ("AFCC") along with $22 million in cash.  AFCC is a joint venture between Ford (30%), Daimler AG (50.1%) and Ballard (19.9%).  It was created for the development of automotive fuel cells. We also have agreed to purchase from Ballard its 19.9% equity interest for $65 million plus interest within five years.  As a result of the exchange, we recognized in Automotive cost of sales a pre-tax loss of $70 million. Our investment in AFCC is reported in Equity in net assets of affiliated companies.

Financial Services Sector

Discontinued Operations

First quarter results for discontinued operations are shown in the table below (in millions):

	First Quarter
	2009	2008
Operating income/(loss) from discontinued operations	$—	$—
Gain/(Loss) on discontinued operations	—	1
(Provision for)/Benefit from income taxes	—	—
Income/(Loss) from discontinued operations	$—	$1

Held-for-Sale Operations

Primus Leasing Company Limited ("Primus Thailand").  In March 2009, Ford Credit completed the sale of Primus Thailand, its operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles.  As a result of the sale, Ford Credit received $165 million in proceeds and recognized a de minimis pre-tax gain in Financial Services other income/(loss), net.

The assets and liabilities of Primus Thailand classified as held for sale at March 2, 2009 and December 31, 2008 are summarized as follows (in millions):

	March 2, 2009	December 31, 2008
Assets
Finance receivables, net	$174	$194
Other assets	2	4
Total assets of held-for-sale operations	$176	$198

Liabilities
Accounts payable	$10	$13
Debt	—	41
Other liabilities	1	1
Total liabilities of held-for-sale operations	$11	$55

Item 1. Financial Statements (Continued)

NOTE 11.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

The calculation of diluted income/(loss) per share of Ford Common Stock and Class B Stock takes into account the effect of obligations, such as RSU stock awards, stock options, and convertible notes and securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2009	2008
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$(1,427)	$69
Effect of dilutive Convertible Notes (a)	—	—
Effect of dilutive Trust Preferred Securities (b)	—	—
Diluted income/(loss) from continuing operations	$(1,427)	$69

Basic and Diluted Shares
Average shares outstanding	2,398	2,189
Restricted and uncommitted-ESOP shares	(1)	(1)
Basic shares	2,397	2,188
Net dilutive options and restricted and uncommitted-ESOP shares (c)	—	20
Dilutive Convertible Notes (a)	—	—
Dilutive convertible Trust Preferred Securities (b)	—	—
Diluted shares	2,397	2,208
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	531 million shares and 538 million shares at March 31, 2009 and 2008, respectively, and the related income effect for Convertible Notes.
(b)	160 million shares and 162 million shares at March 31, 2009 and 2008, respectively, and the related income effect for Trust Preferred Securities.
(c)	35 million contingently-issuable shares for first quarter 2009.

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments and Hedge Accounting

We adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), on January 1, 2009.  SFAS No. 161 enhances the current disclosure framework for derivative instruments and hedging activities.  In this initial year of adoption, we have elected not to present earlier periods for comparative purposes.

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates.  To manage these risks, we enter into various derivatives contracts.  Foreign currency exchange contracts including forwards, options, and futures are used to manage foreign exchange exposure.  Commodity contracts including forwards and options are used to manage commodity price risk.  Interest rate contracts including swaps, caps, and floors are used to manage the effects of interest rate fluctuations.  Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign-denominated debt.  The vast majority of our derivatives are over-the-counter customized derivative transactions and are not exchange-traded.  Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis.  We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.

Our use of derivatives to manage market risks results in the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on March 31, 2009 was $3 billion, representing the maximum loss that would be recognized at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, our actual loss that would be recognized if all counterparties failed to perform as contracted would be significantly lower.

To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

All derivatives are recognized on the balance sheet at fair value.  We have elected to apply hedge accounting to certain derivatives in both the Automotive and Financial Services sectors.  Derivatives that receive designated hedge

Item 1. Financial Statements (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

accounting treatment are documented and evaluated for effectiveness at the time they are designated, as well as throughout the hedge period.  Cash flows associated with designated hedges are reported in the same category as the underlying hedged item.

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, or Financial Services other income/(loss), net depending on the sector and underlying exposure.  Cash flows associated with non-designated or de-designated derivatives are reported in Net cash (used in)/provided by investing activities in our statements of cash flows.

Cash Flow Hedges.  Our Automotive sector has designated certain forward and option contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange and commodity price risks.  During the second half of 2008, all foreign exchange forwards and options previously designated as cash flow hedges of forecasted transactions under critical terms match were de-designated and re-designated under the "long-haul" method using regression analysis to assess hedge effectiveness.  Since 2007, we have had no commodity derivatives designated as cash flow hedges.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings.  The ineffective portion is reported currently in Automotive cost of sales.  Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  If it becomes probable that the originally-forecasted transaction will not occur, the related amount is also reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings.  Our cash flow hedges mature within two years or less.

Fair Value Hedges.  Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt under the "long haul" method of assessing effectiveness.  The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate.  We use regression analysis to assess hedge effectiveness.  If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged item related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative is also recorded in Financial Services other income/(loss), net.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized over its remaining life.

Net Investment Hedges.  We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.  The effective portion of changes in the value of these derivative instruments is included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated.  When the investment is sold or liquidated, the effective portion of the hedge is recognized in Automotive interest income and other non-operating income/(expense), net as part of the gain or loss on sale. We have had no active foreign currency derivatives classified as net investment hedges since the first quarter of 2007.

Normal Purchases and Normal Sales Classification.  For physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business, we have elected to apply the normal purchases and normal sales classification.

Item 1. Financial Statements (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following table summarizes the pre-tax gains/(losses) recognized in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income by hedge designation for the period ended March 31, 2009 (in millions):
	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Gain/(Loss) Reclassified from AOCI to Income on Derivative (Effective Portion)		Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$(55)	$28	(a)	$(1)
Commodity contracts	—	4		—
Total	$(55)	$32		$(1)

Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)	$75
Foreign exchange contracts – investment portfolios	(1)
Commodity contracts	(30)
Other -- interest rate contracts and warrants	(5)
Total	$39

Gain/(Loss) Recognized in Income
Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$24
Ineffectiveness (c)	(10)
Total	$14

Derivatives not designated as hedging instruments:
Interest rate contracts	$(95)
Foreign exchange contracts (b)	177
Cross currency interest rate swap contracts (b)	73
Other -- warrants	(1)
Total	$154
__________
(a)	Includes $4 million gain reclassified from OCI to income attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)
Hedge ineffectiveness is the difference between the change in fair value on the derivative of $1 million and the change in the fair value on the hedged item attributable to the hedged risk of $(11) million.

For our Automotive sector, we report in Automotive cost of sales on our consolidated statement of operations gains and losses on cash flow hedges and foreign exchange contracts on operating exposures and commodity contracts not designated as hedging instruments.  Gains and losses on foreign exchange contracts on investment portfolios and other contracts not designated as hedging instruments are reported in Automotive interest income and other non-operating income/(expense), net.

For our Financial Services sector, we report net interest settlements and accruals excluded from the assessment of hedge effectiveness in Interest expense on our consolidated statement of operations.  Hedge ineffectiveness, which is the difference between the change in fair value included in the assessment of hedge effectiveness on the derivative and on the hedged item, is reported in Financial Services other income/(loss), net.  Gains and losses on derivatives not designated as hedging instruments are reported in Financial Services other income/(loss), net.

We expect to reclassify existing net gains of $20 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Item 1. Financial Statements (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative financial instruments at March 31, 2009 (in millions unless otherwise noted):

	Notionals	Fair Value of	Fair Value of
	(in billions)	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$1.4	$138	$89

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures	4.6	68	162
Foreign exchange contracts – investment exposures	0.1	1	—
Commodity contracts	2.0	9	171
Other -- interest rate contracts and warrants	0.2	1	16
Total derivatives not designated as hedging instruments	6.9	79	349

Total Automotive sector derivative instruments	$8.3	$217	$438

Financial Services Sector
Fair value hedges:
Interest rate contracts	$3.3	$339	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	113.9	1,951	1,611
Foreign exchange contracts	9.4	74	193
Cross currency interest rate swap contracts	3.3	469	138
Total derivatives not designated as hedging instruments	126.6	2,494	1,942

Total Financial Services sector derivative instruments	$129.9	$2,833	$1,942

In our consolidated balance sheet, we report derivative assets in Other assets, and derivative liabilities in Payables and Accrued liabilities and deferred revenue for Automotive and Financial Services sectors, respectively.  Less than $1 million related to Financial Services sector warrants is included in Other assets.

We estimate the fair value of our derivatives using industry-standard valuation models, including Black-Scholes and Curran's Approximation.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and commodity prices, taking into account the contractual terms of the derivative instruments.

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.  At March 31, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $47 million and $123 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $103 million and $118 million for Automotive and Financial Services sectors, respectively.

In certain cases, market data are not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments where observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.  See Note 14 for additional information on fair value measurements of derivative instruments.

Item 1. Financial Statements (Continued)

NOTE 13.  RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$86	$94	$68	$123	$102	$78
Interest cost	674	672	292	443	223	433
Expected return on assets	(822)	(866)	(303)	(518)	(33)	(79)
Amortization of:
Prior service costs/(credits)	94	94	—	27	(227)	(216)
(Gains)/Losses and Other	4	4	58	51	21	89
Separation programs	7	173	30	24	2	7
(Gain)/Loss from curtailment	—	—	—	—	(2)	(11)
Net expense/(income)	$43	$171	$145	$150	$86	$301
__________
*   Includes Volvo for 2008 and 2009, and Jaguar Land Rover for 2008.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first quarter of 2009, we contributed about $500 million to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $1 billion in 2009, for a total of $1.5 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2009.

Item 1. Financial Statements (Continued)

NOTE 14.  FAIR VALUE MEASUREMENTS

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at March 31, 2009 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Automotive Sector
Assets
Cash equivalents – financial instruments (a) (b)	$747	$3,170	$—	$3,917
Marketable securities (a) (c)	8,086	4,981	59	13,126
Derivative financial instruments	—	208	9	217
Total assets at fair value	$8,833	$8,359	$68	$17,260
Liabilities
Derivative financial instruments	$—	$415	$23	$438
Total liabilities at fair value	$—	$415	$23	$438

Financial Services Sector
Assets
Cash equivalents – financial instruments (a) (b)	$1,499	$1,557	$—	$3,056
Marketable securities (a)	5,249	1,987	1	7,237
Derivative financial instruments	—	2,058	775	2,833
Retained interest in securitized assets	—	—	87	87
Total assets at fair value	$6,748	$5,602	$863	$13,213
Liabilities
Derivative financial instruments	$—	$1,096	$846	$1,942
Total liabilities at fair value	$—	$1,096	$846	$1,942
__________
(a)
At March 31, 2009, approximately 90% of our financial instruments (including marketable securities and those classified as cash equivalents) were government securities, federal agency securities or equities for which active and liquid markets exist.  For all securities, we rely on market observable data where available through our established pricing processes and believe these data reflect the fair value of our investment assets.  Instruments presented in Level 1 include U.S. Treasuries and equities.  Instruments presented in Level 2 include federal agency securities, corporate obligations and asset-backed securities.  Instruments presented in Level 3 include certain corporate obligations and asset-backed securities.

(b)
Cash equivalents – financial instruments in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value of $1.6 billion and $7.2 billion for Automotive and Financial Services sectors, respectively, which approximates fair value.

(c)
Marketable securities excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $357 million and an estimated fair value of $309 million as of March 31, 2009; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 14.  FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended March 31, 2009 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at March 31, 2009	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$150	$(6)	$(75)	$(10)	$59	$(4)
Derivative financial instruments, net (d)	(32)	(15)	33	—	(14)	(2)
Total Level 3 fair value	$118	$(21)	$(42)	$(10)	$45	$(6)

Financial Services Sector
Marketable securities (e)	$5	$(4)	$—	$—	$1	$(4)
Derivative financial instruments, net (f)	(74)	(15)	18	—	(71)	(1)
Retained interest in securitized assets (g)	92	2	(7)	—	87	(2)
Total Level 3 fair value	$23	$(17)	$11	$—	$17	$(7)
__________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at March 31, 2009.
(c)
Realized/unrealized gains/(losses) on Automotive sector marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net ($6 million loss).

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales ($16 million loss), and Automotive interest income and other non-operating income/(expense), net ($1 million gain).

(e)	Realized/unrealized gains/(losses) on Financial Services sector marketable securities for the period presented are recorded to Financial Services other income/(loss), net ($4 million loss).
(f)
Reflects fair value of derivative assets, net of liabilities.  Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Financial Services other income/(loss), net ($20 million loss), and Other comprehensive income/(loss) reflecting foreign currency translation ($5 million gain).

(g)
Realized/unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Financial Services other income/(loss), net ($4 million gain) and Other comprehensive income/(loss) ($2 million loss).

Item 1. Financial Statements (Continued)

NOTE 15.  SEGMENT INFORMATION

(In millions)

	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover	Other	Total
FIRST QUARTER 2009
Sales/Revenues
External customer	$10,161	$1,404	$5,993	$2,645	$1,165	$—	$—	$—	$21,368
Intersegment	146	—	171	12	—	—	—	—	329
Income/(Loss)
Income/(Loss) before income taxes	(775)	63	(555)	(921)	(103)	—	(2)	825	(1,468)
Total assets at March 31									76,452

FIRST QUARTER 2008
Sales/Revenues
External customer	$17,110	$1,842	$10,155	$4,197	$1,668	$—	$4,145	$—	$39,117
Intersegment	218	—	226	27	—	—	41	—	512
Income/(Loss)
Income/(Loss) before income taxes	(445)	257	728	(151)	(4)	49	—	(212)	222
Total assets at March 31									120,806

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims *	Total
FIRST QUARTER 2009
Sales/Revenues
External customer	$3,318	$92	$—	$3,410	$—	$24,778
Intersegment	117	5	(4)	118	(447)	—
Income/(Loss)
Income/(Loss) before income taxes	(36)	(116)	—	(152)	—	(1,620)
Total assets at March 31	132,307	10,820	(9,072)	134,055	(3,237)	207,270

FIRST QUARTER 2008
Sales/Revenues
External customer	$4,086	$89	$—	$4,175	$—	$43,292
Intersegment	238	6	(1)	243	(755)	—
Income/(Loss)
Income/(Loss) before income taxes	32	32	—	64	—	286
Total assets at March 31	170,156	10,580	(10,478)	170,258	(2,228)	288,836
__________
*	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 16.  GUARANTEES

At March 31, 2009, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  Maximum potential payments under guarantees total $206 million at March 31, 2009 and December 31, 2008.  The carrying value of our recorded liabilities related to guarantees was $23 million and $24 million at March 31, 2009 and December 31, 2008, respectively.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  As of March 31, 2009 and December 31, 2008, the deferred gain related to the letters of credit was $12 million and $14 million, respectively.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include claims regarding any of the following, among others:  environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. As part of the sale of Jaguar Land Rover we provided the buyer a customary set of indemnifications, some of which are subject to an aggregate limit of $805 million and some of which (e.g., warranties related to our capacity and authority to enter into the transaction, our ownership of the companies sold and the shares of those companies being free from encumbrances, and certain tax covenants) are unlimited in amount.  We believe that the probability of payment under either type of indemnification is remote.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.  During the first quarter of 2009, there were no significant changes to our indemnifications.

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

	First Quarter
	2009	2008
Beginning balance	$3,346	$4,209
Payments made during the period	(635)	(724)
Changes in accrual related to warranties issued during the period	337	596
Changes in accrual related to pre-existing warranties	167	(65)
Foreign currency translation and other	(54)	75
Ending balance	$3,161	$4,091

Item 1. Financial Statements (Continued)

NOTE 17.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

We adopted SFAS No. 160 on January 1, 2009, pursuant to which noncontrolling interests are now considered a component of equity.  In addition, SFAS No. 160 changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in our consolidated financial statements include amounts attributable to Ford Motor Company stockholders and the noncontrolling interests.  The following schedule presents changes in consolidated equity/(deficit) attributable to Ford Motor Company and the noncontrolling interests for the periods ended March 31, 2009 and 2008 (in millions):

	First Quarter 2009			First Quarter 2008
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/(Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/(Deficit)
Beginning balance, December 31	$(15,722)	$1,195	$(14,527)	$7,363	$1,421	$8,784
Total comprehensive income/(loss)
Net income/(loss)	(1,427)	11	(1,416)	70	122	192
Other comprehensive income/(loss):
Foreign currency translation	(446)	(69)	(515)	921	(50)	871
Net gain/(loss) on derivative instruments	(87)	—	(87)	225	—	225
Employee benefit-related	(5)	—	(5)	96	—	96
Net holding gain/(loss)	(1)	—	(1)	(27)	—	(27)
Total other comprehensive income/(loss)	(539)	(69)	(608)	1,215	(50)	1,165
Total comprehensive income/(loss)	(1,966)	(58)	(2,024)	1,285	72	1,357
Other changes in equity
Capital in excess of par value for debt conversion, employee benefit plans, and other	110	—	110	154	—	154
Adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 ("SFAS No. 159")	—	—	—	12	—	12
Dividends	—	(32)	(32)	—	(9)	(9)
Other	1	(5)	(4)	2	(18)	(16)
Ending balance, March 31	$(17,577)	$1,100	$(16,477)	$8,816	$1,466	$10,282

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of operations for each of the three-month periods ended March 31, 2009 and 2008, the consolidated statement of comprehensive income for the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

The accompanying sector balance sheets and the related sector statements of operations and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements.  Such information has been subjected to the review procedures applied in the review of the basic financial statements.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for defined benefit pension and other postretirement plans in 2006 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted  Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, and Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) on January 1, 2009.  As discussed in Note 10, the Company classified the assets and liabilities of the Volvo operations as held for sale during the three-month period ended March 31, 2009.  The accompanying December 31, 2008 consolidated balance sheet reflects these changes.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 8, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net loss attributable to Ford Motor Company was $1.4 billion or $0.60 per share of Common and Class B Stock in the first quarter of 2009, a decline of $1.5 billion from net income attributable to Ford Motor Company of $70 million or $0.03 per share of Common and Class B Stock in the first quarter of 2008.

Results by sector for the first quarter of 2009 and 2008 are shown below (in millions):

	First Quarter
	2009	2008 (a)	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
Automotive sector	$(1,468)	$222	$(1,690)
Financial Services sector	(152)	64	(216)
Total Company	(1,620)	286	(1,906)
Provision for/(Benefit from) income taxes	(204)	95	(299)
Income/(Loss) from continuing operations	(1,416)	191	(1,607)
Income/(Loss) from discontinued operations	—	1	(1)
Net income/(loss)	(1,416)	192	(1,608)
Less: Income/(loss) attributable to noncontrolling interests (b)	11	122	(111)
Net income/(loss) attributable to Ford Motor Company (c)	$(1,427)	$70	$(1,497)
__________
(a)	Adjusted for the effect of FSP APB 14-1 on our convertible debt; see Note 1 of the Notes to the Financial Statements for additional detail.
(b)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under SFAS No. 160.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $40 million and $214 million in the first quarter of 2009 and 2008, respectively.

(c)	Formerly labeled "Net income/(loss)," reflects new presentation under SFAS No. 160.

Benefit from income taxes includes the favorable impact of approximately $294 million in refunds of prior period tax and related interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income/(Loss) before income taxes includes certain items ("special items") that we have grouped into “Personnel and Dealer-Related Items” and “Other Items” to provide useful information to investors about the nature of the special items.  The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities.  The second category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

The following table details first quarter 2009 and 2008 special items in each category by segment or business unit (in millions):

	First Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2009	2008
Automotive Sector
Ford North America
Personnel-reduction programs	$(171)	$(324)
Retiree health care and related charges	(178)	11
U.S. dealer actions (primarily dealership impairments)	(81)	(108)
Job Security Benefits	292	93
Total Ford North America	(138)	(328)
Ford Europe
Personnel-reduction programs	(5)	(11)
Volvo
Personnel-reduction programs	(2)	—
Ford Asia Pacific Africa
Personnel-reduction programs	(7)	(5)
Total Personnel and Dealer-Related Items - Automotive sector	(152)	(344)
Other Items:
Automotive Sector
Ford North America
Ballard restructuring/Other	—	(72)
Volvo
Held-for-sale impairment and related costs	(664)	—
Other Automotive
Gain on debt securities exchanged for equity	—	16
Gain on debt restructuring and related costs	1,270	—
Total Other Automotive	1,270	16
Jaguar Land Rover
Jaguar Land Rover operating profits for 2008/Other	(2)	439
Held-for-sale impairment and related costs	—	(439)
Total Jaguar Land Rover	(2)	—
Total Other Items – Automotive sector	604	(56)
Financial Services Sector
DFO Partnership impairment	(141)	—
Gain on purchase of Ford Holdings debt securities	51	—
Total Other Items – Financial Services sector	(90)	—
Total	$362	$(400)

Included in Provision for/(Benefit from) income taxes are tax benefits of $3 million and tax expenses of $8 million for the first quarter of 2009 and 2008, respectively, that we consider to be special items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first quarter of 2009 and 2008 (in millions), with Mazda and Jaguar Land Rover separated out from "ongoing" subtotals:

	First Quarter
	2009	2008	2009 Over/ (Under) 2008
Ford North America *	$(775)	$(445)	$(330)

Ford South America	63	257	(194)

Ford Europe	(555)	728	(1,283)

Volvo	(921)	(151)	(770)

Ford Asia Pacific Africa	(103)	(4)	(99)
Total ongoing Automotive operations	(2,291)	385	(2,676)

Other Automotive	825	(212)	1,037
Total ongoing Automotive	(1,466)	173	(1,639)

Mazda	—	49	(49)

Jaguar Land Rover	(2)	—	(2)
Total Automotive sector	$(1,468)	$222	$(1,690)

*	Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first quarter of 2009 and 2008 are shown below:

	First Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$10.2	$17.1	$(6.9)	(41)%	354	704	(350)	(50)%

Ford South America	1.4	1.8	(0.4)	(24)	93	92	1	1

Ford Europe	6.0	10.2	(4.2)	(41)	343	500	(157)	(31)

Volvo	2.6	4.2	(1.6)	(37)	69	106	(37)	(35)

Ford Asia Pacific Africa (d)	1.2	1.7	(0.5)	(30)	114	129	(15)	(12)
Total ongoing Automotive operations	21.4	35.0	(13.6)	(39)	973	1,531	(558)	(36)

Jaguar Land Rover	—	4.1	(4.1)	(100)	—	74	(74)	(100)
Total Automotive sector	$21.4	$39.1	$(17.7)	(45)	973	1,605	(632)	(39)
______

(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 51,000 and 55,000 units in the first quarters of 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2009 and 2008, along with the level of dealer stocks as of March 31, 2009 and 2008, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
United States (b)	13.9%	15.0%	(1.1)	pts.	410	565	(155)
South America (b) (c)	10.9	9.5	1.4		37	28	9
Europe (b) (d)	9.4	8.9	0.5		282	329	(47)
Volvo – United States/Europe (d)	0.6/1.3	0.7/1.4	(0.1)/(0.1)		15/33	21/41	(6)/(8)
Asia Pacific Africa (b) (e) (f)	1.8	1.9	(0.1)		46	57	(11)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2008 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The decline in results primarily reflects unfavorable volume and mix ($3.5 billion), a held-for-sale impairment of Volvo in the first quarter 2009 (about $700 million), and the non-recurrence of mark-to-market adjustments for changes in exchange rates on intercompany loans and related loan hedges (about $300 million), offset partially by a gain on debt restructuring ($1.1 billion), favorable cost changes ($1 billion), and favorable net pricing (about $700 million).  The favorable cost changes are more than explained by lower structural costs, offset partially by higher net product costs.

The decrease in revenues is more than explained by unfavorable volume, the non-recurrence of Jaguar Land Rover revenues, and unfavorable currency exchange rates.

The table below details our Automotive sector first quarter 2009 structural cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$0.8
Overhead	Primarily salaried personnel reductions	0.3
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care VEBA agreement	0.3
Advertising & sales promotions	Primarily reduced costs	0.3
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	0.2
	Total	$1.9

Ford North America Segment.  The decline in earnings is more than explained by unfavorable volume and mix (including a decline in industry volume and dealer stocks), offset partially by favorable cost changes, favorable net pricing, and favorable adjustment to reserves for Job Security Benefits.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, pension and OPEB, overhead, spending-related, and advertising and sales promotion costs), offset partially by higher net product costs (including higher product content and the non-recurrence of favorable mark-to-market adjustments on commodity hedges).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The decrease in earnings is more than explained by unfavorable changes in currency exchange rates and unfavorable cost changes, offset partially by favorable net pricing.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The decline in results primarily reflects unfavorable volume and mix (including a decline in industry volume and dealer stocks), lower earnings due to lower volumes at our consolidated joint ventures, unfavorable cost changes, and unfavorable changes in currency exchange rates, offset partially by favorable net pricing.  The unfavorable cost changes are explained by higher net product (including increased distressed supplier costs, the non-recurrence of favorable mark-to-market adjustments on commodity hedges, and higher product content), warranty (primarily the non-recurrence of warranty reserve changes), and freight costs, offset partially by lower structural costs (including lower manufacturing and engineering and advertising and sales promotion costs).

Volvo Segment.  The decline in earnings is more than explained by a held-for-sale impairment in the first quarter of 2009 and unfavorable volume and mix, offset partially by favorable cost changes.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotion, and overhead costs).  Beginning with the second quarter of 2009, we will cease depreciation of Volvo's long-lived assets reflecting the held-for-sale status of Volvo.

Ford Asia Pacific Africa Segment.  The decline in earnings primarily reflects unfavorable volume and mix and unfavorable changes in currency exchange rates, offset partially by favorable cost changes.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotion, and spending related costs).

Other Automotive.  The improvement in results is primarily explained by the gain on the secured term loan restructuring (discussed in more detail in "Liquidity and Capital Resources" and Note 5 of the Notes to the Financial Statements) and the gain on debt securities purchased.  These gains were offset partially by the non-recurrence of mark-to-market adjustments for changes in exchange rates on intercompany loans and related loan hedges.

Mazda Segment.  In the fourth quarter of 2008, we sold a significant portion of our investment in Mazda.  Our remaining ownership interest is treated as marketable securities, with mark-to-market adjustments reported in Other Automotive.

Jaguar Land Rover Segment.  During the second quarter of 2008, we sold our Jaguar Land Rover operations.

FINANCIAL SERVICES SECTOR

Results of Operations

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the first quarter of 2009 and 2008 are shown below:

	First Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008

Ford Credit	$3.3	$4.1	$(0.8)	$(36)	$32	$(68)
Other Financial Services	0.1	0.1	—	(116)	32	(148)
Total	$3.4	$4.2	$(0.8)	$(152)	$64	$(216)

Ford Credit

The decline in results primarily reflects lower volume mainly due to lower receivables (primarily reflecting lower industry volumes, lower dealer stocks, changes in currency exchange rates, and the impact of divestitures and alternative business arrangements) (about $280 million).  The decline in results also reflects a higher provision for credit losses that is more than explained by higher repossessions, higher severity, lower recoveries, and higher wholesale and dealer loan losses in the United States and higher credit losses in Europe (about $60 million).  Lower volume and higher provision for credit losses were offset partially by lower depreciation expense for leased vehicles and lower residual losses on vehicles returned in the first quarter of 2009 (about $150 million), and lower net losses related to market valuation adjustments to derivatives ($138 million).  In addition, lower operating costs were offset partially by other expenses including restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Ford Credit's operations and unallocated risk management for the first quarter of 2009 and 2008 are shown below:

	First Quarter
	2009	2008	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
North America operations	$(45)	$38	$(83)
International operations	33	156	(123)
Unallocated risk management*	(24)	(162)	138
Income/(Loss) before income taxes	(36)	32	(68)
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	(23)	8	(31)
Net income/(loss)	$(13)	$24	$(37)
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The decline in results for Ford Credit's North America operations primarily reflects lower volume and a higher provision for credit losses, offset partially by lower depreciation expense for leased vehicles.  The decrease in earnings for Ford Credit's international operations primarily reflects a higher provision for credit losses, changes in currency exchange rates, and lower volume.  The change in unallocated risk management reflects lower net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	March 31, 2009	December 31, 2008	2009 Over/(Under) 2008
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$61.3	$65.5	$(4.2)
Wholesale	22.8	27.7	(4.9)
Other	2.7	2.8	(0.1)
Unearned interest supplements	(1.3)	(1.3)	—
Allowance for credit losses	(1.5)	(1.4)	(0.1)
Finance receivables, net	84.0	93.3	(9.3)
Net investment in operating leases	20.2	22.5	(2.3)
Total receivables – on-balance sheet (a)(b)	$104.2	$115.8	$(11.6)

Memo:
Total receivables – managed (c)	$106.0	$117.7	$(11.7)
Total receivables – serviced (d)	106.1	118.0	(11.9)
__________
(a)
At March 31, 2009 and December 31, 2008, includes finance receivables of $68.2 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at March 31, 2009 and December 31, 2008, includes net investment in operating leases of $13.6 billion and $15.6 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors until the associated debt or other obligations are satisfied.

(b)	Includes allowance for credit losses of $1.7 billion at March 31, 2009 and December 31, 2008.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.3 billion at March 31, 2009 and December 31, 2008; and includes off-balance sheet retail receivables of about $500 million and about $600 million at March 31, 2009 and December 31, 2008, respectively.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million and about $300 million at March 31, 2009 and December 31, 2008, respectively.

Receivables decreased from year-end 2008, primarily in North America and Europe, mainly due to lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows worldwide charge-offs (credit losses, net of recoveries), for Ford Credit during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	First Quarter
	2009	2008	2009 Over/(Under) 2008
On-Balance Sheet
Charge-offs (in millions)	$332	$229	$103
Loss-to-receivables ratio	1.21%	0.64%	0.57	pts.

Memo:
Charge-offs – managed (in millions)	$335	$243	$92
Loss-to-receivables – managed	1.22%	0.66%	0.56	pts.

The increase in charge-offs and loss-to-receivables ratios primarily reflects higher repossessions, higher severity, lower recoveries, and higher wholesale and dealer loan losses in the United States and higher credit losses in Europe.  The higher severity reflects a higher mix of 72-month contracts.  Wholesale and dealer loan charge-offs increased from a year ago, primarily reflecting an increase in dealer defaults.

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	March 31, 2009	December 31, 2008	2009 Over/(Under) 2008

Allowance for credit losses (in millions)	$1,712	$1,668	$44
Allowance as a percentage of end-of-period receivables	1.60%	1.40%	0.20	pts.

The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.  The increase in allowance for credit losses is consistent with the increase in charge-offs, and includes about $160 million primarily reflecting higher severity assumptions compared to historical trends used in Ford Credit's models and higher wholesale and dealer loan losses.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of March 31, 2009, about 4% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2008.

Other Financial Services

The decline in results primarily reflects the impairment of our investment in DFO Partnership and the non-recurrence of gains related to real estate transactions, offset partially by a gain by Ford Holdings related to the purchase of $69 million principal amount of outstanding unsecured notes for $18 million in cash.

Residual Risk

Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit.  Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than Ford Credit's estimate of the expected residual value for the vehicle.  Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 98% of Ford Credit's total investment in operating leases at March 31, 2009 (in thousands, except for percentages):

	First Quarter
	2009	2008
Placements	20	113
Terminations	84	94
Returns	75	79

Memo:
Return rates	89%	84%

In the first quarter of 2009, placement volumes were down 93,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in our marketing programs which emphasized retail installment sale contracts.  While Ford Credit continues to offer leasing to customers who prefer this product, lower auction values compared with Ford Credit's estimate of the expected residual values and the present funding environment have made leasing less economical for Ford Credit and for consumers.  This has contributed to a reduction in Ford Credit's lease originations and over time will reduce its residual risk exposure.

In the first quarter of 2009, termination and return volumes were lower compared with the same period a year ago consistent with a shift away from 24-month leases and toward longer-term leases in 2007.  Higher return rates reflect the decrease in auction values relative to Ford Credit's expectations at the time of contract purchase.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience.  The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant first quarter 2009 vehicle mix for lease terms comprising about 63% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	First Quarter
	2009	2008
Returns
24-Month term	16	29
36-Month term	22	14
39-Month term/Other term	6	5
Total returns	44	48

Memo:
Return rates	89%	86%

Auction Values at Constant First Quarter 2009 Vehicle Mix
24-Month term	$16,185	$16,495
36-Month term	12,820	13,205

In the first quarter of 2009, Ford, Lincoln, and Mercury brand U.S. return volumes were down 4,000 units compared with the same period a year ago.  However, the return rate increased to 89%, consistent with a decrease in auction values compared to Ford Credit's expectations of lease-end values at the time of contract purchase.  Auction values at constant first quarter 2009 mix were down $310 per unit from year-ago levels for vehicles under 24-month leases, and down $385 for vehicles under 36-month leases, primarily reflecting the overall auction value deterioration in the used vehicle market.  Auction values, at constant first quarter 2009 mix, improved compared with the fourth quarter of 2008 for vehicles under 24-month and 36-month leases by $2,070 per unit and $1,475 per unit, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been heavily impacted by the global economic crisis, which has included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors, and the costs associated with transforming our business, have put significant pressure on our Automotive liquidity.  While the economic environment remains difficult, we believe that our continued focus on delivering on our plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient funding available with a high degree of certainty throughout the business cycle; our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash those assets contained in a VEBA trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees, that were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").  Consistent with our UAW agreement, in 2008 we reclassified out of our Automotive gross cash calculation the short-term VEBA assets and Temporary Asset Account securities ("TAA").  Gross cash is detailed below as of the dates shown (in billions):

	March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007

Cash and cash equivalents	$8.1	$6.4	$18.7	$20.7
Marketable securities (a)	13.5	9.3	6.6	2.0
Loaned securities	—	—	6.7	10.3
Total cash, marketable securities, and loaned securities	21.6	15.7	32.0	33.0
Securities-in-transit (b)	—	—	(0.7)	(0.3)
UAW-Ford TAA	(0.3)	(2.3)	(2.6)	—
Short-term VEBA assets	—	—	—	1.9
Gross cash	$21.3	$13.4	$28.7	$34.6
________
(a)
Included at March 31, 2009 and December 31, 2008 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $357 million and $492 million, respectively; the estimated fair value is $309 million and $437 million, respectively.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in the TAA and VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the first quarter of 2009 and 2008 are summarized below (in billions):

	First Quarter (a)
	2009	2008
Gross cash at end of period (b)	$21.3	$28.7
Gross cash at beginning of period (b)	13.4	34.6
Total change in gross cash (b)	$7.9	$(5.9)

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$(1.9)	$0.6
Capital expenditures	(1.4)	(1.4)
Depreciation and special tools amortization	1.1	1.5
Changes in receivables, inventories and trade payables	1.3	0.6
Other (c)	(2.3)	(1.5)
Subtotal	(3.2)	(0.2)
Up-front subvention payments to Ford Credit (b)	(0.5)	(1.0)
Total operating-related cash flows	(3.7)	(1.2)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.3)	(0.1)
Contributions to funded pension plans	(0.4)	(0.6)
Net effect of TAA/VEBA on gross cash (d)	2.0	(4.5)
Tax refunds and tax payments from affiliates	0.3	0.9
Acquisitions and divestitures	—	0.1
Net proceeds from/(Payments on) Automotive sector debt (e)	10.4	—
Other (b)	(0.4)	(0.5)
Total change in gross cash	$7.9	$(5.9)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
In the first quarter of 2009, Other Operating-related cash flows were primarily driven by timing differences between the expensing of marketing, warranty,  retiree health care payments, and in-transit receivables and the payment of those expenses.

(d)
As previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K Report, in January 2009 we liquidated the assets in the TAA established pursuant to the Retiree Health Care Settlement Agreement, and replaced the assets with a promissory note owing by Ford to Ford-UAW Holdings LLC, allowing us access to the TAA assets as another available source of liquidity for use in our operations during 2009.

(e)	Primarily reflects $10.1 billion in proceeds from a revolving loan under our secured Credit Agreement, as discussed below.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the first quarter of 2009 and 2008 (in billions):

	First Quarter
	2009	2008 (a)
Cash flows from operating activities of continuing operations (b)	$(2.3)	$0.7
Items included in operating-related cash flows
Capital expenditures	(1.4)	(1.4)
Net transactions between Automotive and Financial Services sectors (c)	(0.6)	(0.7)
Net cash flows from non-designated derivatives	0.2	0.3
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits accrual	0.3	0.1
Contributions to funded pension plans	0.4	0.6
Tax refunds, tax payments, and tax receipts from affiliates	(0.3)	(0.9)
Other (b)	—	0.1
Operating-related cash flows	$(3.7)	$(1.2)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Secured Credit Agreement.  On December 15, 2006, we entered into a secured credit agreement (the "Credit Agreement") with various banks and financial institutions, which provided for a $7 billion secured term loan facility maturing on December 15, 2013 and an $11.5 billion revolving credit facility maturing on December 15, 2011.  We established the revolving credit facility under the Credit Agreement to provide available liquidity that could be used, as needed, on a revolving basis.  As disclosed in our 2008 Form 10-K Report, due to concerns about the instability in the capital markets and the uncertain state of the global economy, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement during the first quarter of 2009 to ensure access to these funds.  Based on our current planning assumptions for the period 2009 - 2011, we do not anticipate using these funds for operational requirements; it is possible, however, that we will use some of the funds on a short-term basis (e.g., during our annual summer shutdown periods) in accordance with our intended purpose in establishing this revolving line of credit.

In addition, under the Credit Agreement we had $499 million of outstanding Letters of Credit at March 31, 2009.  For a more detailed discussion of the Credit Agreement, see "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Automotive Sector" in our 2008 Form 10-K Report and for additional discussion of risks related to our Automotive liquidity and cash flows, see the discussion in "Item 1A. Risk Factors" in our 2008 Form 10-K Report.

Other Credit Facilities.*  Excluding the Credit Agreement, at March 31, 2009 we had $655 million of other contractually-committed Automotive credit facilities with financial institutions, including $141 million of worldwide unsecured credit facilities and $514 million of local credit facilities to foreign affiliates.  Of the $655 million of contractually-committed credit facilities, $156 million has been drawn under these lines.  Of the $499 million available for use, $129 million will expire in 2009, $27 million will expire in 2010, $281 million will expire in 2012, and $62 million will expire in 2013.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2008 Form 10-K Report.

Net Cash/(Debt).  Automotive sector net debt calculation is detailed below (in billions):

	March 31, 2009	December 31, 2008
Gross cash	$21.3	$13.4
Less:
Long-term debt	30.7	23.0
Debt payable within one year	1.4	1.2
Total debt	32.1	24.2
Net cash/(debt)	$(10.8)	$(10.8)

The changes in total debt reflect the $10.1 billion draw on our revolving line of credit pursuant to the Credit Agreement discussed above and debt reduction transactions, discussed below, that were completed in the first quarter of 2009.

Our domestic competitors have been required, pursuant to the terms of government-funded restructurings, to seek to reduce their public unsecured debt by two-thirds, reduce the cash expense associated with their retiree health care VEBA by half, and achieve parity in their labor costs with the U.S. operations of non-domestic automobile manufacturers.  Although we are not engaged in a government-funded restructuring, we are committed to remaining competitive and to improving our capital structure.  Toward this end, during the first quarter of 2009 we entered into modifications to our collective bargaining agreement with the UAW that will lower our overall labor costs in the United States by about $500 million annually.

As discussed in greater detail below, we also reached an agreement in principle with the UAW which, subject to final court approval and other conditions, would allow us to settle up to half of our future cash VEBA obligations with Ford Common Stock.  These agreements with the UAW were conditioned on, among other things, our pursuing restructuring actions with other stakeholders, including meaningful debt reduction over time consistent with requirements applicable to our domestic competitors under their government-funded restructurings.  Accordingly, during the first quarter of 2009, we and Ford Credit initiated a series of transactions to reduce Automotive debt.  We undertook the following transactions (the last two of which were completed on April 8, 2009), reducing our Automotive debt by a total of $10.1 billion principal amount:

•	A private market transaction, completed in January 2009, pursuant to which we purchased $165 million principal amount of our outstanding unsecured notes for $37 million in cash.

•
A cash tender offer by Ford Credit for our secured term loan under the Credit Agreement, pursuant to which Ford Credit purchased from lenders thereof $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which, consistent with previously announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the repurchased secured term loan was forgiven.  Approximately $4.6 billion aggregate principal amount of the secured term loan remains outstanding.

______
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
A cash tender offer by Ford Credit for our unsecured notes, pursuant to which Ford Credit purchased $3.4 billion principal amount of debt securities for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on April 8, 2009, following which Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  Approximately $5.6 billion aggregate principal amount of our unsecured notes (including about $100 million of industrial revenue bonds) remains outstanding.

•
An exchange offer by us for our 4.25% Senior Convertible Notes due December 15, 2036 ("Convertible Notes"), pursuant to which $4.3 billion principal amount of Convertible Notes was exchanged for an aggregate of 468 million shares of Ford Common Stock and $344 million in cash ($80 in cash per $1,000 principal amount of Convertible Notes exchanged).  This transaction settled on April 8, 2009.  An aggregate principal amount of $579 million of Convertible Notes remains outstanding with a carrying value of approximately $400 million.

The table below shows the carrying value (in billions) of our outstanding Automotive debt (i) as originally reported at December 31, 2008, (ii) at December 31, 2008, adjusted for the impact of FSP APB 14-1 (described in Notes 1 and 5 of the Notes to the Financial Statements), (iii) at March 31, 2009, and (iv) at March 31, 2009 on a pro forma basis adjusted for the two transactions described above that settled on April 8, 2009 (for additional discussion of our debt and commitments, see Note 5 of the Notes to the Financial Statements).

	As Originally Reported December 31, 2008	Impact of FSP APB 14-1	Revised December 31, 2008	March 31, 2009	Pro Forma March 31 Adjusted for April Actions	Pro Forma March 31 Over/(Under) Original December 31

Public unsecured debt securities (a)	$9.1	$—	$9.1	$9.0	$5.6	$(3.5)
Convertible notes	4.9	(1.6)	3.3	3.3	0.4	(4.5)
Total unsecured notes	14.0	(1.6)	12.4	12.3	6.0	(8.0)

Subordinated convertible debentures	3.0	—	3.0	3.0	3.0	—
Total unsecured debt	17.0	(1.6)	15.4	15.3	9.0	(8.0)

Secured term loan (b)	6.9	—	6.9	4.6	4.6	(2.3)
Secured revolving loan	—	—	—	10.1	10.1	10.1
Total secured debt	6.9	—	6.9	14.7	14.7	7.8

International/Other U.S. debt	1.9	—	1.9	2.1	2.1	0.2
Total Automotive debt	$25.8	$(1.6)	$24.2	$32.1	$25.8	$—
_____
(a)   Includes about $100 million of industrial revenue bonds.
(b)  "Pro Forma March 31 Over/(Under) Original December 31" unrounded is $2.224 billion.

See Note 5 of the Notes to the Financial Statements for our debt maturity table as of March 31, 2009.

Modification to UAW Retiree Health Care Settlement Agreement.  As we disclosed in our Current Report on Form 8-K filed March 13, 2009, we have agreed in principle with the UAW to modify the UAW Retiree Health Care Settlement Agreement (the "Settlement Agreement") described in Note 23 of the Notes to the Financial Statements in our 2008 Form 10-K Report.  The Settlement Agreement established a new Voluntary Employee Beneficiary Association trust (the "New VEBA") that on December 31, 2009 would assume the obligation to provide retiree health care to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents.  A term sheet describing the modification to the Settlement Agreement (the "Modification") is filed as Exhibit 10-A hereto.

The Modification smoothes out the payment obligations under the Settlement Agreement and provides us the option to use Ford Common Stock to pay up to 50% of our future payment obligations to the New VEBA pursuant to the Settlement Agreement.  The Modification, which was ratified by the UAW membership on March 9, 2009, is subject to final court approval and other conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the event that the Modification is approved by the court and the other conditions to its implementation are met, we would issue to the New VEBA two notes, Note A and Note B.  These notes would be issued to the New VEBA in lieu of:  (i) the notes contemplated to be issued under the Settlement Agreement (i.e., a 5.75% Senior Convertible Note due January 1, 2013 in the principal amount of $3,334 million, a 9.5% Guaranteed Secured Note due January 1, 2018 in the principal amount of $3 billion, and a 9% Short Term Note due December 31, 2009 in the principal amount of $2,281.91 million, which represented the value of the assets at December 31, 2008 in the TAA established under the Settlement Agreement (together, the "Old Notes")), and (ii) the base amount payments consisting of annual installments of $52.3 million payable through 2022 under the Settlement Agreement.

Note A, a non-interest bearing note in the principal amount of $6,630.47 million, would require us to make cash payments to the New VEBA according to the schedule set forth in the term sheet filed as Exhibit 10-A hereto beginning on December 31, 2009, and thereafter on June 30 of each year in the period 2010 through 2022.  Note B, a non-interest bearing note in the principal amount of $6,511.85 million, also would require us to make payments to the New VEBA starting on December 31, 2009, and thereafter on June 30 of each year in the period 2010 through 2022.  Note B, however, gives us the option of making each payment in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  The aggregate principal amount of Note A and Note B (i.e., $13.1 billion), and the amortization thereof reflected in the schedule set forth in the term sheet filed as Exhibit 10-A hereto, represent the equivalent value of:  (i) the principal amounts of and interest payments on the Old Notes, (ii) the annual $52.3 million base payment amounts, and (iii) an additional $25 million per year during the period 2012 through 2018, which is intended to cover transaction costs the New VEBA incurs in selling any shares of Ford Common Stock delivered pursuant to the terms of Note B.  Note A and Note B do not include or represent amounts constituting assets in the existing internal VEBA ($2.7 billion at December 31, 2008) or interest payments on the Old Notes and base amount payments made since January 1, 2009 and prior to December 31, 2009 into the TAA.  These assets or amounts will be transferred in accordance with the original terms of the Settlement Agreement.  For additional detail, see the term sheet describing the Modification filed as Exhibit 10-A hereto.

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

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and improve our balance sheet.  The actions described above are consistent with this priority.  Based on our current planning assumptions, including those discussed in "Outlook" below, and subject to the risks set forth in "Risk Factors" below, we believe we have sufficient liquidity and capital resources to continue to transform our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due (including the $10.1 billion revolving loan discussed above that matures on December 15, 2011), and provide us a cushion against the uncertain global economic environment.  Accordingly, we do not expect to require a bridge loan from the U.S. government – barring, as we have stated previously, a significantly deeper economic downturn or a significant industry event, such as the uncontrolled bankruptcy of a major competitor or important suppliers to Ford, that causes major disruption to our supply base, dealers or creditors and cannot be funded by other forms of capital.  We are continuing to work on cash improvement actions and continuing to pursue opportunities to improve our balance sheet and enhance our liquidity.

Financial Services Sector

Ford Credit

Debt.  At March 31, 2009, unsecured long-term debt (including notes payable within one year) was down about $7 billion from year-end 2008, primarily reflecting about $6 billion of debt maturities and about a $1 billion decrease in the debt balance due to changes in currency exchange rates.  Unsecured long-term debt maturities were as follows: 2009 — $10 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.  At March 31, 2009, asset-backed long-term debt (including notes payable within one year) was down about $4 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Funding Strategy. Ford Credit's funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  As a result of lower unsecured credit ratings assigned to Ford Credit over the past few years, its unsecured funding costs have increased over time.  While Ford Credit has accessed the unsecured debt market when available and it makes sense to do so, Ford Credit has increased its use of securitization funding as it has been more cost effective than unsecured funding and has allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet most of its 2009 funding requirements through securitizations, the majority of which will consist of eligible issuances pursuant to government-sponsored funding programs.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.  Ford Credit has applied for Federal Deposit Insurance Corporation ("FDIC") and State of Utah approval for an industrial loan corporation, which if approved will allow Ford Credit to obtain funding by issuing FDIC-insured certificates of deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  Ford Credit continues to face the challenges of the global credit crisis, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on its committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations, shorter maturities in Ford Credit's public and private securitization issuances in certain circumstances, and a reduction in its capacity to obtain derivatives to manage market risk, including interest rate risk, in its securitization programs.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including:

•	Continued disruption in the market for the types of asset-backed securities used in Ford Credit's asset-backed funding;
•	Reduction in Ford Credit's planned access to government-sponsored funding programs; or
•	Potential impact of industry events on Ford Credit's ability to access debt and derivative markets or renew its committed liquidity programs in sufficient amounts and at competitive rates.

As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

Government-Sponsored Funding Programs.  Ford Credit's near-term funding sources include government-sponsored funding programs.  In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through October 30, 2009.  At March 31, 2009, Ford Credit had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF.  In addition, FCE had about $900 million of outstanding short-term funding under the European Central Bank's ("ECB") open market operations program as of March 31, 2009, and issued an additional $650 million in April 2009, under which these obligations are backed by either notes or receivables.

In November 2008, the U.S. Federal Reserve announced the Term Asset-Backed Securities Loan Facility ("TALF") pursuant to which the Federal Reserve Bank of New York was authorized to provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loan.  Asset-backed securities backed by automotive retail, lease, and wholesale finance receivables qualify for the TALF program.  On February 10, 2009, this program was further expanded to $1 trillion by the Consumer & Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury.

To be eligible for TALF, asset-backed securities must be issued after January 1, 2009 and all or substantially all of the underlying automotive finance receivables or leases must have been originated on or after October 1, 2007.  In addition, TALF-eligible securities must have a credit rating in the highest long-term or short-term investment grade credit rating category from two or more major Nationally Recognized Statistical Rating Organizations ("NRSROs") (as designated by the U.S. Federal Reserve) and not have a credit rating below the highest investment grade credit rating category from any major NRSRO.  Wholesale securitization under the TALF program is limited to the amount of an issuer's wholesale securitizations maturing in 2009, which for Ford Credit would limit its TALF-eligible wholesale issuances to $6.5 billion, assuming the relevant credit rating requirements are met.

To appeal to a broad investor base for its asset-backed securities, Ford Credit plans to make the majority of its 2009 public U.S asset-backed auto loan and lease securitizations eligible for TALF.  In March 2009, Ford Credit completed a TALF-eligible $3 billion retail auto loan securitization transaction. At this time, Ford Credit does not meet the credit rating requirements under TALF and the ECB program for its wholesale securitizations, but Ford Credit is working toward gaining eligibility under these programs for wholesale assets.  Ford Credit's continued inability to obtain access to these government-sponsored programs for Ford Credit's issuances would require reliance on private funding sources and/or would limit Ford Credit's ability to finance future receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Due to the present global credit crisis and its limited access to public and private unsecured and securitization markets, Ford Credit expects the majority of its funding in 2009 will consist of eligible issuances pursuant to these government-sponsored programs.

In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit facility which is intended to provide asset-backed funding for automotive and commercial loans and leases.  Ford Credit plans to pursue funding under this program and any other global government-sponsored programs for which it is eligible.

Term Funding Plan.  The following table shows Ford Credit's public and private term funding issuances in 2008 and through April 30, 2009, and its planned issuances for full-year 2009 (in billions):
	2009
	Full-Year Forecast	Through April 30	2008 Actual
Public Term Funding
Unsecured	$0 –2	$—	$2
Securitizations (a)	8– 13	4	11
Total public term funding	$10 – 15	$4	$13

Private Term Funding (b)	$5– 10	$1	$29
__________
(a)	Reflects new issuance; excludes other structured financings.
(b)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through April 30, 2009, Ford Credit completed about $4 billion of public term funding transactions, including about $3 billion from a retail asset-backed securitization in the United States and about $650 million from a lease asset-backed securitization in Germany.  Ford Credit expects its full-year 2009 public term funding requirements to be between $10 billion and $15 billion.

Through April 30, 2009, Ford Credit completed about $1 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program) in several markets.  These private transactions included retail, lease, and wholesale asset-backed securitizations.  Ford Credit expects its full-year 2009 private term funding to be between $5 billion and $10 billion.

Through April 30, 2009, Ford Credit completed about $5 billion of public and private term funding, which is about 25% of its full-year plan.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	March 31, 2009	December 31, 2008
Cash, cash equivalents, and marketable securities*	$19.4	$23.6

Committed liquidity programs	26.0	28.0
Asset-backed commercial paper ("FCAR")	15.7	15.7
Credit facilities	1.9	2.0
Committed capacity	43.6	45.7
Committed capacity and cash	63.0	69.3
Less: Capacity in excess of eligible receivables	(10.2)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitizations	(5.4)	(5.5)
Liquidity	47.4	59.0
Less: Utilization	(30.2)	(37.6)
Liquidity available for use	$17.2	$21.4
__________
*	Excludes marketable securities related to insurance activities.

At March 31, 2009, the capacity of Ford Credit's liquidity sources, cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $63 billion, of which $47.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $10.2 billion and cash required to support on-balance sheet securitizations of $5.4 billion).  At March 31, 2009, $30.2 billion was utilized, leaving $17.2 billion available for use (including $14 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities), or about 16% of managed receivables, compared with 18% at year-end 2008.  At March 31, 2009, Ford Credit's liquidity available for use was lower than year-end 2008 by $4.2 billion, primarily reflecting debt maturities and cash payments under the tender offer to purchase a portion of our outstanding secured term loan, offset partially by the impact of lower receivables.  The decline in liquidity available for use from December 31, 2008 also reflected a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  In addition to the $17.2 billion of liquidity available for use, the $10.2 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative to uncommitted sources for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to markets and asset classes where it can be used or absorb reductions in committed capacity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents and Marketable Securities.  At March 31, 2009, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.4 billion, compared with $23.6 billion at year-end 2008.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $22 billion at March 31, 2009 ($12 billion retail and $10 billion wholesale) of which $7.7 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $19.9 billion having maturities within the next twelve months (of which $7 billion relates to FCE commitments), and the balance having maturities between November 2010 and October 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit's ability to obtain interest rate hedging arrangements for securitizations.  At March 31, 2009, $16.1 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at Ford Credit's option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At March 31, 2009, Ford Credit had $3.4 billion of outstanding funding in this program.

Asset-Backed Commercial Paper.  At March 31, 2009, Ford Credit had $15.7 billion of contractually-committed liquidity facilities provided by banks to support Ford Credit's retail securitization program ("FCAR").  Included in this total was a $238 million contractually-committed liquidity facility provided by Lehman Brothers Bank, FSB ("Lehman Brothers Bank").  As disclosed in our Current Report on Form 8-K dated September 16, 2008, the contractually-committed liquidity facilities provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. ("Lehman"), the parent company of Lehman Brothers Bank.  On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Of the $15.7 billion of contractually-committed liquidity facilities, $9.2 billion are committed through June 29, 2009, $174 million are committed through June 30, 2011, and $6.3 billion are committed through June 29, 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At March 31, 2009, $15.3 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of Ford Credit's asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of Ford Credit's asset-backed securities.  At March 31, 2009, the outstanding commercial paper balance for the FCAR program was $10.1 billion.  Ford Credit is registered to sell up to $16 billion of asset-backed commercial paper under the CPFF.  At March 31, 2009, Ford Credit had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF.

Credit Facilities.  At March 31, 2009, Ford Credit and its subsidiaries, including FCE, had $1.9 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.3 billion were available for use.  Of the lines available for use, $788 million expire in 2009, $114 million expire in 2010, and $426 million expire in 2011.  Of the $1.9 billion of contractually-committed credit facilities, $273 million constitute Ford Credit credit facilities (of which $70 million are worldwide), $1.6 billion are FCE worldwide credit facilities, and $33 million are local credit facilities.  Ford Credit's worldwide credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority owned subsidiaries.  Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect majority owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2009	2008

Total debt	$111.4	$126.5
Equity	9.3	10.6
Financial statement leverage (to 1)	12.0	12.0

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2009	2008

Total debt	$111.4	$126.5
Securitized off-balance sheet receivables outstanding	0.5	0.6
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.4)	(23.6)
Adjustments for derivative accounting (b)	(0.3)	(0.4)
Total adjusted debt	$92.1	$103.0

Equity	$9.3	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$9.2	$10.4

Managed leverage (to 1)	10.0	9.9
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At March 31, 2009, Ford Credit's managed leverage was 10 to 1, compared with 9.9 to 1 at December 31, 2008.  In the first quarter of 2009, Ford Credit made a non-cash distribution to its parent of about $1.1 billion related to the secured term loan tender offer described in “Liquidity and Capital Resources - Automotive Sector” above.

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

	March 31,	December 31,
	2009	2008
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations	$81.8	$89.3
Cash and cash equivalents balances to be used only to support the on-balance sheet securitizations	5.4	5.5
Debt payable only out of collections on the underlying securitized assets and related enhancements	64.0	72.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

Ford Credit has not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions) since January 2007, which is consistent with Ford Credit's plan to fund securitizations through on-balance sheet transactions.

Total Company

Total Equity/(Deficit) Attributable to Ford Motor Company.  Total equity/(deficit) attributable to Ford Motor Company was negative $17.6 billion at March 31, 2009, a decline of $1.9 billion compared with December 31, 2008.  The decline is more than explained by the net loss attributable to Ford Motor Company for the first quarter of 2009 and unfavorable changes in Accumulated other comprehensive income/(loss) (see Note 17 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company).

Credit Ratings.  Our short- and long-term debt is rated by four credit rating agencies designated as NRSROs by the Securities and Exchange Commission ("SEC"):

•	DBRS Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody’s"); and
•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

The following rating actions were taken since the filing of our 2008 Form 10-K Report.

Ford

▪ Moody's
In March 2009, Moody's lowered the ratings on Ford's secured revolving facility to Caa1 from B2 and its secured term loan to Ca from Caa3 while maintaining a Negative outlook.  In April 2009, Moody's raised the rating on Ford's secured term loan to Caa1 from Ca while maintaining a Negative outlook.

▪ S&P
In March 2009, S&P lowered Ford's corporate credit rating and senior secured rating to CC from CCC+, and its senior unsecured rating to C from CCC- while maintaining a Negative outlook.  In April 2009, S&P lowered Ford's corporate credit rating to SD (selective default) and its senior secured and senior unsecured ratings to D upon completion of Ford's corporate debt restructuring.  Also in April 2009, following the debt restructuring, S&P raised Ford's corporate credit rating and senior secured rating to CCC+ and raised its senior unsecured rating to CCC-.

Ford Credit
No rating actions were taken.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	CCC (high)	CCC	B (low)	Negative	B (low)	R-5	Negative
Fitch	CCC	CC	B	Negative	B-	C	Negative
Moody's	Caa3	Ca	Caa1	Negative	Caa1	NP	Negative
S&P	CCC+	CCC-	CCC+	Negative	CCC+*	NR	Negative
__________
*     S&P rates FCE's long-term senior unsecured rating as B-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Although the economic environment remains challenging, we believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right tools to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our current planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2008 10-K Report, as well as updates thereto in this Report.

Our current projection of upcoming vehicle production for certain segments is as follows (in thousands):

	Second Quarter 2009
	Vehicle Unit Production	Over/(Under) 2008
Ford North America	435	(250)
Ford Europe	385	(180)
Volvo	81	(31)

Our reduced planned production in the second quarter of 2009, compared with the same period in 2008, reflects the significant decline in global industry demand this year compared with last year.  We currently estimate that the first quarter 2009 seasonally adjusted annual sales rate for the major markets we track was down about 20% from the same period a year ago, and we expect global industry volumes to decline by about 15% for full-year 2009 compared with 2008.  Our projected production levels for the second quarter of 2009 do reflect, however, an increase from our actual first quarter 2009 production levels.

Our current planning assumptions for 2009 include the following:

Industry Volume (a)	Full-Year Plan	First Quarter Results	Full-Year Outlook
(million units)
–United States	10.5 – 12.5	9.8	Lower End of Range
–Europe (b)	12.5 – 13.5	14.8	13.5 – 14.5

Operational Metrics
Compared with 2008:
–Quality – United States	Improve	Improved	On Track
–Quality – International	Improve	Mixed	Mixed
–Automotive Structural Costs (c)	Improve by About $4 Billion	Improved by $1.9 Billion	Improve by More Than $4 Billion
–U.S. Market Share (Ford Lincoln Mercury)	Stabilize	13.9%	On Track
–U.S. Share of Retail Market (d)	Stabilize	12.7%	On Track
–Europe Market Share (b)	Equal / Improve	9.4%	On Track
–Automotive Operating-Related Cash Flow (e)	Negative but Significantly Improved	$(3.7) Billion	On Track
Absolute Amount:
–Capital Spending	$5 Billion – $5.5 Billion	$1.4 Billion	On Track
__________
(a)	Seasonally adjusted annual rate; includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business" of our 2008 Form 10-K Report.
(c)	At constant volume, mix and exchange; excluding special items.
(d)	Compared with full-year 2008 share of retail market of about 12%; first quarter 2009 results are a preliminary estimate.
(e)	See "Liquidity and Capital Resources" above for reconciliation to U.S. GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consistent with our current planning assumptions, we expect Automotive operating-related cash flow to improve sequentially in each quarter of 2009, with full-year operating-related cash flow being negative but significantly improved from 2008.

Subject to Ford Credit's funding plan risks, described above under "Liquidity and Capital Resources – Financial Services Sector – Ford Credit," at year-end 2009 Ford Credit anticipates managed receivables to be in the range of $85 billion to $95 billion, compared with $106 billion at March 31, 2009.  The decrease, which primarily reflects lower industry volumes and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, will reduce Ford Credit's funding requirements.

In the first quarter of 2009, Ford Credit completed a cash tender offer for a portion of the secured term loan under our Credit Agreement for an aggregate cost of $1.1 billion (including transaction costs).  The secured term loan Ford Credit acquired was distributed to its parent, Ford Holdings, whereupon the debt was forgiven.  This non-cash distribution of about $1.1 billion is consistent with Ford Credit's previously announced plans to pay total distributions of about $2 billion through 2010; Ford Credit will balance future distributions with the successful execution of its funding plan.

Our current planning assumptions now project U.S. industry sales volumes of about 12.5 million and 14.5 million units for 2010 and 2011, respectively, which is lower than those reflected in our business plan submitted to Congress that was filed as an exhibit to our Current Report on Form 8-K dated December 1, 2008.

Based on our current planning assumptions, and subject to the risks set forth under "Risk Factors" below, we believe we are on track for total Company and Ford North America pre-tax results and Automotive operating-related cash flow to be at or above breakeven in 2011, excluding special items (such as expenses related to our planned facility closures in 2011).

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

•	Failure of financial institutions to fulfill commitments under committed credit facilities;
•	Ford Credit's need for substantial liquidity to finance its business;
•	Inability of Ford Credit to obtain competitive funding;
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

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2008 Form 10-K Report, and "Item 1A. Risk Factors" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on events occurring subsequent to December 31, 2008, we are updating certain of the Critical Accounting Estimates disclosed in our 2008 Form 10-K Report.

Impairments of Goodwill and Long-Lived Assets

Nature of Estimates Required – Held-for-Sale Operations.  We perform an impairment test on an asset group to be discontinued, held for sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year.  We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group.  An impairment charge is recognized when the carrying value exceeds the estimated fair value.

Assumptions and Approach Used.  In the fourth quarter of 2008, we performed annual goodwill impairment testing for our Volvo reporting unit.  We compared the carrying value of our Volvo reporting unit to its fair value, and concluded that the goodwill was not impaired.  We performed this measurement relying primarily on the income approach, applying a discounted cash flow methodology.  Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50 percent.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year-end.

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  Toward that end, in 2007 we sold our interest in Aston Martin; in 2008, we sold our interest in Jaguar Land Rover, and a significant portion of our ownership in Mazda.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale and we are ceasing depreciation of its long-lived assets in the second quarter of 2009.

Our commitment to actively market Volvo for sale also triggered a held-for-sale impairment test in the first quarter of 2009.  We received information from our discussions with potential buyers that provided us a value for Volvo using a market approach, rather than an income approach.  We concluded that the information we received from our discussions with potential buyers was more representative of the value of Volvo given the current market conditions, the characteristics of viable market participants, and our anticipation of a more immediate transaction for Volvo.  These inputs resulted in a lower value for Volvo than the discounted cash flow method we had previously used.

After considering deferred gains reported in Accumulated other comprehensive income/(loss), we recognized a pre-tax impairment charge of $650 million related to our total investment in Volvo. The impairment was recorded in Automotive cost of sales for the first quarter of 2009.

Had we not committed to actively market Volvo for sale, we would not have been afforded the benefit of the new information obtained in discussions with potential buyers.  Rather, we would have continued to employ an in-use premise to test Volvo's goodwill and long-lived assets, using a discounted cash flow methodology with assumptions similar to those we used at year-end 2008.  Such a discounted cash flow methodology would not have resulted in an impairment of goodwill or long-lived assets at March 31, 2009.

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

See Note 19 of the Notes to the Financial Statements in our 2008 Form 10-K Report for more information regarding deferred tax assets.

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

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")).  During 2007, we recorded an additional valuation allowance of $1.4 billion (including about $700 million resulting from the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48")).  Taxable losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.8 billion at December 31, 2008.  Upon adoption of FSP APB 14-1, the December 31, 2008 valuation allowance was reduced by about $600 million to $17.2 billion. Taxable losses during the first quarter of 2009, primarily in the United States, increased the valuation allowance by about $400 million to a balance of $17.6 billion at March 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A return to profitability in our North America operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  As discussed above, however, we have heavily weighted the objectively-measured recent financial reporting losses and, for these purposes, given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, and concluded as of March 31, 2009 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

At March 31, 2009 and December 31, 2008 our net deferred tax assets, net of the valuation allowances of $17.6 billion and $17.2 billion, respectively, were $1.1 billion in each period.  Unlike our U.S. operations where, considering the pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at March 31, 2009 and December 31, 2008, we continued to recognize a net deferred tax asset of $1.4 billion in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  As discussed in "Results of Operations" above, even with lower volumes and higher credit losses in the recent past, Ford Credit's international operations remain profitable.  If, in the future, we are not able to consolidate FCE profits in the United Kingdom, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4").  The FSP provides further guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when there has been a significant decrease in market activity for a financial asset, and also identifies circumstances that indicate a transaction is not orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively and early adoption is permitted.  We will be adopting the FSP for the quarter ending June 30, 2009.  We are assessing the potential impact of this FSP on our financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2").  The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted.  We will be adopting the FSP for the quarter ending June 30, 2009.  Presently, we do not expect FSP FAS 115-2 and FAS 124-2 to impact our financial condition, results of operations, or financial statement disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1").  The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted.  We will be adopting the FSP for the quarter ending June 30, 2009.  FSP FAS 107-1 and APB 28-1 requires fair value disclosures for interim reporting periods and will have no impact on our financial condition and results of operations.

We have not yet adopted FSP FAS 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K Report for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and 2008 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts at March 31, 2009 was a liability of approximately $61 million compared to a net fair value asset of $249 million at December 31, 2008.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in the underlying foreign currency exchange rates, would be approximately $650 million at March, 31 2009 and was $600 million at December 31, 2008.

The global credit crisis and the deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage market risks.  Although we are evaluating alternatives to improve capacity, which may include bilateral collateral agreements, currently we are not able to hedge certain currency exposures from cross-border intercompany lending.  At March 31, 2009, about $194 million of intercompany loans that we might otherwise have hedged remained unhedged, substantially all of which were denominated in British pound.  Consequently, strengthening of the British pound would have an adverse effect on our financial condition and results of operations.

Commodity Price Risk.  The net fair value of commodity forward and option contracts at March 31, 2009 was a liability of $162 million, compared to a liability of $212 million at December 31, 2008.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% decrease in the underlying commodity prices, would be approximately $24 million at March 31, 2009, compared with a decrease of $26 million at December 31, 2008.

Financial Services Sector

Foreign Currency Risk.   Ford Credit's ability to obtain foreign currency derivatives continued to deteriorate in the first quarter of 2009 and as a result, Ford Credit was not able to fully hedge its currency exposure from cross-border intercompany lending.  At March 31, 2009, about $1.5 billion of intercompany loans were unhedged, substantially all of which were denominated in Canadian dollars.  Consequently, substantial weakening of the Canadian dollar could have an adverse effect on Ford Credit's financial condition and results of operations.  Ford Credit's ability to hedge currency exposure will improve as it develops and implements alternate hedging structures.  Overall currency exposure will reduce as Ford Credit continues to work on funding its operations locally and explore alternative business arrangements and divestitures in markets where local funding is not available.

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at March 31, 2009, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by $11 million over the next twelve months, compared with $28 million at December 31, 2008.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2009, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. We had the following changes in business processes or practices during the quarter that resulted in or likely will result in significant changes in our internal control over financial reporting:

Automotive Components Holdings, LLC ("ACH").  Since its inception in 2005, ACH has purchased certain information technology, finance, accounting, and other commercial services from Visteon Corporation.  During the first quarter of 2009, we began migrating the remaining services in-house.

Volvo Held-for-Sale Status.  Also during the first quarter of 2009, we began restructuring Volvo, including changes to legal entity structures and the separation of other business processes and systems shared by Ford and Volvo, in preparation for the likely sale of Volvo.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Class Actions

Canadian Export Antitrust Class Actions (previously reported on p. 34 of our 2008 Form 10-K Report).  As previously reported, purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants alleging, among other things, that the vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  On April 23, 2009, the state court judge presiding over the purported class action in California ruled from the bench that he would certify a class of all California purchasers of motor vehicles; we intend to appeal this ruling.

Environmental Matters

Edison Assembly Plant Concrete Disposal (previously reported on p. 34 of our 2008 Form 10-K Report).  As previously reported, during demolition of our Edison Assembly Plant we discovered very low levels of contaminants in the concrete slab.  The concrete was crushed and reused by several developers as fill material at ten different off-site locations.  The New Jersey Department of Environmental Protection ("DEP") asserted that some of these locations may not have been authorized to receive the waste.  In March 2006, the DEP ordered Ford, its supplier MIG-Alberici, Inc., and the developer Edgewood Properties, Inc. ("Edgewood"), to investigate, and, if appropriate, remove contaminated materials.  We have substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns.  We have resolved the matter with DEP through an administrative consent order ("Order"), pursuant to which we paid approximately $460,000 for oversight costs, penalties, and environmental education projects and donated emissions reduction credits to the State of New Jersey.  After reviewing comments submitted by Edgewood, the DEP finalized the Order in February 2009.  Edgewood has appealed issuance of the Order to the Appellate Division of the New Jersey Superior Court.  Separately, the New Jersey Attorney General's office has closed its investigation of us.

Sterling Axle Plant (previously reported on p. 34 of our 2008 Form 10-K Report). As previously reported, the Michigan Department of Environmental Quality ("MDEQ") issued four Letters of Violation to the Sterling Axle Plant between April 17, 2008 and October 7, 2008, and has commenced a civil administrative enforcement proceeding against the Company.  The Letters of Violation arise from the plant's disclosure of several potential violations of its air permits.  We have agreed to resolve the enforcement proceeding through a civil administrative settlement with the MDEQ.  The settlement includes a penalty of $129,920.  We also recently learned that the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice have opened a criminal investigation into the potential violations.  We are cooperating fully in the investigation.

Item 1.  Legal Proceedings (Continued)

Tax Matters

Government Transfer Pricing Dispute.  As discussed in Note 9 of the Notes to the Financial Statements, the U.S. and Canadian governments are progressing with terms of a negotiated settlement of our transfer pricing methodologies, covering a number of years.  While the terms of the negotiated settlement are still pending, we are not anticipating audit adjustments that would result in any cash payments by us.

ITEM 1A.  Risk Factors.

In addition to the risk factors applicable to us that are disclosed in "Item 1A. Risk Factors" of our 2008 Form 10-K Report, we have identified the following changes to the reported risks:

Inability of Ford Credit to obtain competitive funding.  As disclosed in "Item 1A. Risk Factors" of our 2008 Form 10-K Report, Ford Credit is pursuing an industrial bank charter from the State of Utah that would provide it with a limited amount of relatively low-cost funding.  Other institutions that provide automotive financing to certain of our competitors have access to relatively low-cost government-insured or other funding.  For example, GMAC LLC ("GMAC") is a bank holding company that provides financing to General Motors Corporation's dealers and their customers.  Bank holding company status and ownership changes planned by GMAC may over time give GMAC access to additional government-insured deposit funding, as well as access to other lower cost funding sources.  Recently, GMAC reported that it had entered into a term sheet pursuant to which it also would provide financing to Chrysler LLC's dealers and their customers based on additional support from government sources.  Access by our competitors' dealer networks to financing provided by financial institutions with relatively low-cost funding, such as GMAC, that is not available to Ford Credit could adversely affect Ford Credit's ability to support the sale of Ford vehicles at competitive cost and rates.  This in turn would adversely affect the marketability of Ford vehicles in comparison to certain competitive brands.

Restriction on use of tax attributes from tax law "ownership change."  As disclosed in "Item 1A. Risk Factors" of our 2008 Form 10-K Report, we face the risk that our ability to use our tax attributes, such as net operating losses and tax credits ("Tax Attributes"), will be substantially restricted if we undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code ("Section 382").  At December 31, 2008, we had Tax Attributes that would offset $19 billion of taxable income.  An ownership change under Section 382 would occur if "5-percent shareholders" within the meaning of Section 382 collectively increased their ownership in Ford by more than fifty percentage points over a rolling three-year period.  The exchange offer we completed on April 8, 2009 for $4.3 billion principal amount of our Convertible Notes, discussed above, contributed significantly to the collective increase in ownership by such holders.  At present, 5-percent shareholders may have collectively increased their ownership in Ford by more than 25 percentage points.  Also, any shares of Common Stock we issue to the New VEBA in settlement of our payment obligations under Note B, as discussed above, would contribute significantly to the collective increase in ownership by 5-percent shareholders.  We may consider actions in the future to reduce the risk of an ownership change under Section 382, and such actions may have the effect of causing significant dilution to the ownership interest of any person or group of persons defined with reference to Section 382 and the rules thereunder, that were to acquire 4.99% or more of the outstanding shares of Ford Common Stock.  A person or group will be considered to have acquired 4.99% of Ford stock only if such person or group is the beneficial owner.  For example, an investment manager that becomes the legal titleholder to 4.99% of Ford stock might not be considered to have acquired 4.99% within Section 382 if the manager holds such shares on behalf of several mutual funds, pension plans or other groups of investors.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2009, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	$—	0	**
February 1, 2009 through February 28, 2009	53,741	1.76	0	**
March 1, 2009 through March 31, 2009	10,334	2.63	0	**
Total/Average	64,075	1.90	0	**

*
We presently have no publicly-announced repurchase program in place.  Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to:  (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

**	No publicly-announced repurchase program in place.

ITEM 5.  Other Information.

Governmental Standards

Mobile Source Emissions Control.  As previously reported in our 2008 Form 10-K Report, the Engine Manufacturers Association ("EMA"), of which we are a member, has successfully challenged regulations issued by the California Air Resources Board ("CARB") regarding warranty reporting and field actions.  Although CARB did not appeal the ruling, an aftermarket trade association has appealed one aspect of the ruling (specifically, the finding that CARB has authority to order extended warranties as an alternative to motor vehicle recalls).  No timetable has been set for the appellate process.

Motor Vehicle Fuel Economy.  The EPA has received public comments in connection with reconsideration of its previous denial of a Clean Air Act ("CAA") waiver for California's motor vehicle greenhouse gas ("GHG") regulations.  Congress has directed the EPA to make a decision on the waiver reconsideration by June 30, 2009.  Meanwhile, litigation over the prior waiver decision has been suspended pending the outcome of the reconsideration process.

In April 2009, the EPA published a proposed rule regarding mandatory reporting requirements for GHG emissions.  The rule would apply to both mobile and stationary sources; the first annual report would be due in 2011 for the 2010 calendar year.  Comments on the proposed rule are due in June 2009; the Alliance of Automobile Manufacturers, of which we are a member, plans to file comments.

The EPA also issued a proposed finding under the CAA that six GHGs (including carbon dioxide) endanger the public health and welfare.  The EPA also proposed to determine that motor vehicle emissions contribute to GHG pollution.  If and when these proposed findings are finalized, such findings would allow the EPA to proceed with rulemaking under the CAA to establish GHG emission standards for motor vehicles.  As disclosed previously, this would be functionally equivalent to imposing fuel economy standards because the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed.  Such an endangerment finding also would be likely to have far-reaching impacts beyond mobile source emissions, as this finding would also trigger a number of stationary source regulatory provisions under the CAA.  Comments on the proposed findings are due in June 2009.

In March 2009, the U.S. Court of Appeals for the Second Circuit heard oral argument in the appeal of the Vermont District Court's ruling that Vermont's state GHG standards are not preempted by the federal Corporate Average Fuel Economy ("CAFE") law.  The Court of Appeals has not yet issued a ruling on this appeal.

Also in March 2009, the National Highway Transportation Safety Administration ("NHTSA") issued final CAFE standards for the 2011 model year.  NHTSA also issued a request to each automobile manufacturer for information about its future product plans, to assist NHTSA in developing CAFE standards beyond 2011.  The Obama Administration has indicated that NHTSA is likely to issue a regulation in March 2010 setting CAFE standards for multiple model years, beginning with the 2012 model year.

Item 5.  Other Information (Continued)

The recent developments with respect to anticipated new CAFE standards, potential EPA GHG standards for motor vehicles, and state-level attempts to impose GHG standards on automobiles pose very significant concerns for us.  These regulatory initiatives have the potential to impose three different competing and conflicting regimes of fuel economy standards.  Compliance with all three, or even two, of these regimes would at best add enormous complexity to our planning processes, and at worst be virtually impossible.  The CAFE standards proposed by NHTSA in 2008 represented a significant challenge in and of themselves, but if NHTSA builds upon its history of setting tough but reasonable CAFE standards based on a consideration of technological feasibility and economic practicability, we believe it is likely that the new federal CAFE standards can be workable, albeit costly, within our business limitations.  It is highly questionable whether we could accommodate an additional layer of GHG regulations imposed by EPA under the CAA, which has a much more onerous certification and enforcement regime than the CAFE law.  Finally, California's AB 1493 rules seek to impose stringent, state-specific requirements that are not workable within our current business limitations.

If any one of these regulatory regimes, or a combination of them, impose and enforce extreme fuel economy or GHG standards, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits.  Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks in order to maintain compliance; and ultimately curtailing the production and sale of certain vehicles such as family-size, luxury, and high-performance cars, SUVs and "crossover" vehicles, and full-size light trucks, in order to maintain compliance.  These actions might need to occur on a state-by-state basis, in response to the AB 1493 rules, or they may need to be taken at the national level if either the CAFE standards or the EPA GHG standards are excessively stringent.  We believe it is critical that policymakers work toward a single, nationwide set of fuel economy/GHG standards that achieve desired levels of fuel economy improvement and GHG reductions in a workable fashion.

Motor Vehicle Safety.  In April 2009, NHTSA issued the final regulation modifying the roof strength requirements of Federal Motor Vehicle Safety Standard 216, which will come into force between 2012 and 2017.  The revised standard significantly increases the stringency of roof-strength testing and applies testing to heavier vehicles, including trucks under 10,000 pounds, that previously were not subject to roof strength regulations.  Compliance with the new standard could be costly.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	May 8, 2009	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10-A	Agreement in Principle between Ford Motor Company and United Auto Workers union to modify the Retiree Health Care Settlement Agreement	Filed with this Report*

Exhibit 10-B	Employment Arrangement dated as of October 3, 2007 between Ford Motor Company and James Farley	Filed with this Report*

Exhibit 10-B-1	Employment Arrangement Amendment dated as of December 31, 2008 between Ford Motor Company and James Farley	Filed with this Report*

Exhibit 10-C	Employment Arrangement dated as of March 22, 2005 between Ford Motor Company and David Leitch	Filed with this Report*

Exhibit 10-C-1	Employment Arrangement Amendment dated as of January 1, 2009 between Ford Motor Company and David Leitch	Filed with this Report*

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2009 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

 *  Management contract or compensatory plan or arrangement.