Form 10-Q
period 2009-06-30
FORD MOTOR CO
filed 2009-08-05
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
☒ Yes	☐ No

As of July 28, 2009, the registrant had outstanding 3,150,437,677 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 82.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2009 and 2008
(in millions, except per share amounts)

	Second Quarter		First Half
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$23,989	$37,057	$45,357	$76,174
Financial Services revenues	3,200	4,045	6,610	8,220
Total sales and revenues	27,189	41,102	51,967	84,394

Costs and expenses
Automotive cost of sales	23,446	39,994	45,108	75,450
Selling, administrative and other expenses	3,165	7,305	6,892	12,399
Interest expense	1,686	2,442	3,622	5,017
Financial Services provision for credit and insurance losses	419	598	821	942
Total costs and expenses	28,716	50,339	56,443	93,808

Automotive interest income and other non-operating income/(expense), net (Note 9)	3,652	(192)	4,995	(100)
Financial Services other income/(loss), net (Note 9)	187	406	300	635
Equity in net income/(loss) of affiliated companies	59	(36)	(68)	106
Income/(Loss) before income taxes	2,371	(9,059)	751	(8,773)
Provision for/(Benefit from) income taxes	25	(443)	(179)	(348)
Income/(Loss) from continuing operations	2,346	(8,616)	930	(8,425)
Income/(Loss) from discontinued operations (Note 12)	5	8	5	9
Net income/(loss)	2,351	(8,608)	935	(8,416)
Less: Income/(Loss) attributable to noncontrolling interests	90	89	101	211
Net income/(loss) attributable to Ford Motor Company	$2,261	$(8,697)	$834	$(8,627)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,256	$(8,705)	$829	$(8,636)
Income/(Loss) from discontinued operations (Note 12)	5	8	5	9
Net income/(loss)	$2,261	$(8,697)	$834	$(8,627)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.75	$(3.89)	$0.31	$(3.90)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.75	$(3.89)	$0.31	$(3.90)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.69	$(3.89)	$0.30	$(3.90)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.69	$(3.89)	$0.30	$(3.90)

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2009 and 2008
(in millions, except per share amounts)

	Second Quarter		First Half
	2009	2008	2009	2008
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$23,989	$37,057	$45,357	$76,174
Costs and expenses
Cost of sales	23,446	39,994	45,108	75,450
Selling, administrative and other expenses	2,111	2,955	4,155	6,064
Total costs and expenses	25,557	42,949	49,263	81,514
Operating income/(loss)	(1,568)	(5,892)	(3,906)	(5,340)

Interest expense	366	515	850	1,073

Interest income and other non-operating income/(expense), net (Note 9)	3,652	(192)	4,995	(100)
Equity in net income/(loss) of affiliated companies	58	(40)	69	96
Income/(Loss) before income taxes — Automotive	1,776	(6,639)	308	(6,417)

FINANCIAL SERVICES
Revenues	3,200	4,045	6,610	8,220
Costs and expenses
Interest expense	1,320	1,927	2,772	3,944
Depreciation	964	4,112	2,399	5,948
Operating and other expenses	90	238	338	387
Provision for credit and insurance losses	419	598	821	942
Total costs and expenses	2,793	6,875	6,330	11,221

Other income/(loss), net (Note 9)	187	406	300	635
Equity in net income/(loss) of affiliated companies	1	4	(137)	10

Income/(Loss) before income taxes — Financial Services	595	(2,420)	443	(2,356)

TOTAL COMPANY
Income/(Loss) before income taxes	2,371	(9,059)	751	(8,773)
Provision for/(Benefit from) income taxes	25	(443)	(179)	(348)
Income/(Loss) from continuing operations	2,346	(8,616)	930	(8,425)
Income/(Loss) from discontinued operations (Note 12)	5	8	5	9
Net income/(loss)	2,351	(8,608)	935	(8,416)
Less: Income/(Loss) attributable to noncontrolling interests	90	89	101	211
Net income/(loss) attributable to Ford Motor Company	$2,261	$(8,697)	$834	$(8,627)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,256	$(8,705)	$829	$(8,636)
Income/(Loss) from discontinued operations (Note 12)	5	8	5	9
Net income/(loss)	$2,261	$(8,697)	$834	$(8,627)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.75	$(3.89)	$0.31	$(3.90)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.75	$(3.89)	$0.31	$(3.90)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.69	$(3.89)	$0.30	$(3.90)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.69	$(3.89)	$0.30	$(3.90)

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$24,011	$22,049
Marketable securities	17,123	17,411
Finance receivables, net (Note 2)	80,296	93,484
Other receivables, net	6,643	5,674
Net investment in operating leases	20,808	25,250
Inventories (Note 3)	6,603	6,988
Equity in net assets of affiliated companies	1,742	1,599
Net property	24,801	24,143
Deferred income taxes	3,015	3,108
Goodwill and other net intangible assets (Note 5)	235	246
Assets of held-for-sale operations (Note 12)	7,530	8,612
Other assets	7,383	9,734
Total assets	$200,190	$218,298

LIABILITIES
Payables	$13,971	$13,145
Accrued liabilities and deferred revenue	55,798	59,526
Debt (Note 7)	133,066	152,577
Deferred income taxes	1,788	2,035
Liabilities of held-for-sale operations (Note 12)	4,985	5,542
Total liabilities	209,608	232,825

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,165 million shares issued)	32	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	13,929	10,875
Accumulated other comprehensive income/(loss)	(9,005)	(10,085)
Treasury stock	(179)	(181)
Retained earnings/(Accumulated deficit)	(15,521)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company	(10,743)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,325	1,195
Total equity/(deficit)	(9,418)	(14,527)
Total liabilities and equity	$200,190	$218,298

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$11,857	$6,377
Marketable securities	9,703	9,296
Total cash and marketable securities	21,560	15,673
Receivables, net	3,825	3,065
Inventories (Note 3)	6,603	6,988
Deferred income taxes	439	302
Other current assets	2,843	3,450
Current receivable from Financial Services	2,130	2,035
Total current assets	37,400	31,513
Equity in net assets of affiliated companies	1,380	1,076
Net property	24,603	23,930
Deferred income taxes	6,441	7,204
Goodwill and other net intangible assets (Note 5)	226	237
Assets of held-for-sale operations (Note 12)	7,530	8,414
Other assets	1,672	1,441
Total Automotive assets	79,252	73,815
Financial Services
Cash and cash equivalents	12,154	15,672
Marketable securities	7,777	8,607
Finance receivables, net (Note 2)	83,118	96,101
Net investment in operating leases	18,722	23,120
Equity in net assets of affiliated companies	362	523
Goodwill and other net intangible assets (Note 5)	9	9
Assets of held-for-sale operations (Note 12)	—	198
Other assets	5,425	7,437
Total Financial Services assets	127,567	151,667
Intersector elimination	(2,491)	(2,535)
Total assets	$204,328	$222,947

LIABILITIES
Automotive
Trade payables	$10,615	$9,193
Other payables	2,013	1,982
Accrued liabilities and deferred revenue	28,146	29,584
Deferred income taxes	2,797	2,790
Debt payable within one year (Note 7)	1,792	1,191
Total current liabilities	45,363	44,740
Long-term debt (Note 7)	24,307	23,036
Other liabilities	22,424	23,766
Deferred income taxes	521	614
Liabilities of held-for-sale operations (Note 12)	4,985	5,487
Total Automotive liabilities	97,600	97,643
Financial Services
Payables	1,343	1,970
Debt (Note 7)	107,324	128,842
Deferred income taxes	2,608	3,280
Other liabilities and deferred income	5,232	6,184
Liabilities of held-for-sale operations (Note 12)	—	55
Payable to Automotive	2,130	2,035
Total Financial Services liabilities	118,637	142,366
Intersector elimination	(2,491)	(2,535)
Total liabilities	213,746	237,474

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,165 million shares issued)	32	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	13,929	10,875
Accumulated other comprehensive income/(loss)	(9,005)	(10,085)
Treasury stock	(179)	(181)
Retained earnings/(Accumulated deficit)	(15,521)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company	(10,743)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,325	1,195
Total equity/(deficit)	(9,418)	(14,527)
Total liabilities and equity	$204,328	$222,947
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2009 and 2008
(in millions)

	First Half
	2009	2008
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$9,779	$2,161

Cash flows from investing activities of continuing operations
Capital expenditures	(2,388)	(3,128)
Acquisitions of retail and other finance receivables and operating leases	(13,322)	(25,483)
Collections of retail and other finance receivables and operating leases	20,184	22,150
Purchases of securities	(37,366)	(33,015)
Sales and maturities of securities	38,065	28,390
Settlements of derivatives	1,019	1,630
Proceeds from sale of businesses	171	6,150
Cash paid for acquisitions	—	(13)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(925)
Other	(661)	239
Net cash (used in)/provided by investing activities	5,702	(4,005)

Cash flows from financing activities of continuing operations
Sales of Common Stock	1,651	144
Changes in short-term debt	(5,652)	(1,049)
Proceeds from issuance of other debt	25,282	20,726
Principal payments on other debt	(33,951)	(23,396)
Other	(521)	(267)
Net cash (used in)/provided by financing activities	(13,191)	(3,842)

Effect of exchange rate changes on cash	302	469
Cumulative correction of Financial Services prior period error (Note 1)	(630)	—

Net increase/(decrease) in cash and cash equivalents from continuing operations	1,962	(5,217)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$1,962	$(5,217)

Cash and cash equivalents at January 1	$22,049	$35,283
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	1,962	(5,217)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—
Cash and cash equivalents at June 30	$24,011	$30,066

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2009 and 2008
(in millions)

	First Half 2009		First Half 2008
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(2,170)	$2,639	$(1,560)	$5,151

Cash flows from investing activities of continuing operations
Capital expenditures	(2,379)	(9)	(3,077)	(51)
Acquisitions of retail and other finance receivables and operating leases	—	(13,373)	—	(25,483)
Collections of retail and other finance receivables and operating leases	—	20,184	—	22,188
Net (increase)/decrease of wholesale receivables	—	8,234	—	(1,468)
Purchases of securities	(26,133)	(12,288)	(23,683)	(9,332)
Sales and maturities of securities	26,067	12,133	23,349	5,041
Settlements of derivatives	71	948	887	743
Proceeds from sale of businesses	3	168	2,451	3,699
Cash paid for acquisitions	—	—	(13)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(925)	—
Investing activity from Financial Services	15	—	—	—
Investing activity to Financial Services	—	—	—	—
Other	(673)	12	27	212
Net cash (used in)/provided by investing activities	(3,029)	16,009	(984)	(4,451)

Cash flows from financing activities of continuing operations
Sales of Common Stock	1,651	—	144	—
Changes in short-term debt	330	(5,982)	—	(1,049)
Proceeds from issuance of other debt	10,401	14,881	78	20,648
Principal payments on other debt	(728)	(31,176)	(266)	(23,130)
Financing activity to Automotive	—	(15)	—	—
Other	(209)	(312)	(176)	(91)
Net cash (used in)/provided by financing activities	11,445	(22,604)	(220)	(3,622)

Effect of exchange rate changes on cash	90	212	270	199
Net change in intersector receivables/payables and other liabilities	(856)	856	(1,236)	1,236
Cumulative correction of prior period error (Note 1)	—	(630)	—	—
Net increase/(decrease) in cash and cash equivalents from continuing operations	5,480	(3,518)	(3,730)	(1,487)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$5,480	$(3,518)	$(3,730)	$(1,487)

Cash and cash equivalents at January 1	$6,377	$15,672	$20,678	$14,605
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	5,480	(3,518)	(3,730)	(1,487)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	—	—
Cash and cash equivalents at June 30	$11,857	$12,154	$16,948	$13,118

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2009 and 2008
(in millions)

	Second Quarter		First Half
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income/(loss)	$2,351	$(8,608)	$935	$(8,416)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	2,211	(1,425)	1,696	(554)
Net gain/(loss) on derivative instruments	(36)	(252)	(123)	(27)
Employee benefit-related	(451)	1,184	(456)	1,280
Net holding gain/(loss)	(2)	(6)	(3)	(33)
Total other comprehensive income/(loss), net of tax	1,722	(499)	1,114	666
Comprehensive income/(loss)	4,073	(9,107)	2,049	(7,750)
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 19)	193	116	135	188
Comprehensive income/(loss) attributable to Ford Motor Company	$3,880	$(9,223)	$1,914	$(7,938)

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Our financial statements are presented in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors.  All intercompany items and transactions have been eliminated in both the consolidated and sector basis financial statements.  Reconciliations of certain line items are explained below in this Note, where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 12 for details of held-for-sale operations.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Subsequent Events.  We evaluated the effects of all subsequent events from the end of the second quarter through August 5, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").

Noncontrolling Interests.  We adopted Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS No. 160") on January 1, 2009.  This standard establishes accounting and reporting requirements for the noncontrolling interest (formerly "minority interest") in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The presentation and disclosure requirements of this standard must be applied retrospectively for all periods.  This requirement changed the presentation of our consolidated and sector statements of operations and our consolidated and sector balance sheets.  It also required us to incorporate a consolidated statement of comprehensive income.  Footnote disclosures for our interim financial periods include separate reconciliations of our beginning-of-period to end-of-period equity/(deficit) for Ford and the noncontrolling interests.

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

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

The following financial statement line items from our sector statement of operations and sector balance sheet were affected by implementation of FSP APB 14-1 (in millions, except per share information):

Statement of Operations	Revised Second Quarter 2008	As Originally Reported Second Quarter 2008	Effect of Change
Automotive interest expense	$515	$485	$30
Income/(loss) from continuing operations attributable to Ford Motor Company	(8,705)	(8,675)	(30)
Net income/(loss) attributable to Ford Motor Company	(8,697)	(8,667)	(30)
Earnings per share attributable to Ford Motor Company	(3.89)	(3.88)	(0.01)

Statement of Operations	Revised First Half 2008	As Originally Reported First Half 2008	Effect of Change
Automotive interest expense	$1,073	$1,013	$60
Income/(loss) from continuing operations attributable to Ford Motor Company	(8,636)	(8,576)	(60)
Net income/(loss) attributable to Ford Motor Company	(8,627)	(8,567)	(60)
Earnings per share attributable to Ford Motor Company	(3.90)	(3.87)	(0.03)

Balance Sheet (a)	Revised December 31, 2008	As Originally Reported December 31, 2008	Effect of Change
Automotive other assets – noncurrent (b)	$1,441	$1,512	$(71)
Automotive long-term debt	23,036	24,655	(1,619)
Capital in excess of par value of stock (c)	10,875	9,076	1,799
Retained earnings/(Accumulated deficit)	(16,355)	(16,145)	(210)
__________
(a)	As a result of the retrospective application of FSP APB 14-1, the December 31, 2008 column on our consolidated and sector balance sheets is "unaudited."
(b)
Effect of Change related to FSP APB 14-1 reflects capitalized charges of $30 million; the remaining $41 million relates to the assets of Volvo classified as held-for-sale operations (see Note 12 for discussion of Volvo).

(c)	Effect of Change represents the equity component under FSP APB 14-1 (i.e., $1,864 million), less those amounts previously recorded on conversions prior to adoption of the standard (i.e., $65 million).

The following shows the effect on the per share amounts attributable to Ford Common and Class B Stock for the second quarter and first half of 2009 before and after the adoption of FSP APB 14-1:

	Second Quarter 2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$0.75	$0.75	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.75	$0.75	$—
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.69	$0.69	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.69	$0.69	$—

	First Half 2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$0.32	$0.31	$(0.01)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.32	$0.31	$(0.01)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.30	$0.30	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.30	$0.30	$—

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Presentation of Balance Sheet

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	June 30, 2009	December 31, 2008
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$439	$302
Automotive sector non-current deferred income tax assets	6,441	7,204
Financial Services sector deferred income tax assets*	273	251
Total	7,153	7,757
Reclassification for netting of deferred income taxes	(4,138)	(4,649)
Consolidated balance sheet presentation of deferred income tax assets	$3,015	$3,108

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,797	$2,790
Automotive sector non-current deferred income tax liabilities	521	614
Financial Services sector deferred income tax liabilities	2,608	3,280
Total	5,926	6,684
Reclassification for netting of deferred income taxes	(4,138)	(4,649)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,788	$2,035
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

On our consolidated balance sheet, the remaining debt is no longer reported in our Debt balances.  On our sector balance sheet, the debt is reported as outstanding as it has not been retired or cancelled by Ford Credit.  Accordingly, on our sector balance sheet, $357 million and $492 million of debt are reported as Financial Services debt at June 30, 2009 and December 31, 2008, respectively.  Likewise, included in Automotive marketable securities are $357 million and $492 million at June 30, 2009 and December 31, 2008, respectively, related to Ford's purchase of the Ford Credit debt securities.  Consolidating elimination adjustments for these debt securities and related accrued interest of $4 million and $8 million at June 30, 2009 and December 31, 2008, respectively, are included in the Intersector elimination lines on the sector balance sheet.

Presentation of Cash Flows

The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	First Half
	2009	2008
Sum of sector cash flows from operating activities of continuing operations	$469	$3,591
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	8,234	(1,468)
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	(51)	38
Reclassification of Ford Credit's cash outflow related to the acquisition of Ford's public unsecured debt securities from operating to financing for consolidated presentation (c)	1,127	—
Consolidated cash flows from operating activities of continuing operations	$9,779	$2,161
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

(b)	Includes cash flows of finance receivables purchased/collected from certain divisions and subsidiaries of the Automotive sector.
(c)	See discussion of "Ford Credit Acquisition of Ford Debt" below.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Ford Credit Acquisition of Ford Debt.  During the second quarter of 2009, Ford Credit conducted a cash tender offer for Ford's public unsecured debt securities.  Pursuant to this offer, Ford Credit purchased $3.4 billion principal amount of public unsecured debt securities for an aggregate cost of $1.1 billion (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  This transaction settled on April 8, 2009, following which Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  As a result, we recorded a gain on extinguishment of debt in the amount of $2.2 billion, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net.  Approximately $5.6 billion aggregate principal amount of our public unsecured debt securities (including about $100 million of industrial revenue bonds) remains outstanding.

On our consolidated statement of cash flows, the $1.1 billion cash outflow related to Ford Credit's purchase of our public unsecured debt securities is presented as a principal payment on debt within Cash flows from financing activities of continuing operations.  On our sector statement of cash flows, the cash outflow is presented as a decrease in taxes payable by our Financial Services sector within Cash flows from operating activities of continuing operations.

During the first quarter of 2009, Ford Credit conducted a cash tender offer for our secured term loan under the secured credit agreement that we entered into with various banks and financial institutions on December 15, 2006 (the "Credit Agreement").  Pursuant to this offer, Ford Credit purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which Ford Credit distributed the term loan to its immediate parent, Ford Holdings LLC ("Ford Holdings"), whereupon the debt was forgiven.  As a result, we recorded a gain on extinguishment of debt in the amount of $1.1 billion, net of transaction costs, in Automotive interest income and other non-operating income/(expense), net.  Approximately $4.6 billion aggregate principal amount of term loan remains outstanding.

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

Liquidity

At June 30, 2009, our Automotive sector had total cash, cash equivalents, and marketable securities of $21.6 billion (including about $400 million of Temporary Asset Account securities ("TAA"), and about $200 million of marketable securities for which the cash settlement was not made by June 30, 2009 and for which there was a payable or receivable recorded on the balance sheet).

We have experienced substantial negative cash flows in recent periods, and had negative equity of $9.4 billion at June 30, 2009.  Based on our current planning assumptions, we expect net Automotive cash flows from operating activities of continuing operations in 2009 to be significantly improved from 2008.  The dramatic decline in industry sales volume that began in 2008, and our reduced production to match demand, had a substantial negative effect on cash flows.  Trade payables and other elements of working capital have improved in the first half of 2009 contributing to the improvement in operating cash flow.

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

Our current planning assumptions forecast full-year 2009 U.S. industry sales volume in the range of 10.5 million units to 11 million units, and industry sales volume for the 19 markets we track in Europe in the range of 15 million units to 15.5 million units.  Based on our analysis of the market, we believe that these assumptions are reasonable.  There is a risk, however, that full-year industry sales volume may fall below these levels.  Based on actual first half 2009 and projected second half industry sales volume, we believe that the likelihood of full-year industry sales volume declining by more than about 10% from the low end of our forecasted range is remote.  Thus we have evaluated the impact on our liquidity of industry sales volume falling to these levels.

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

We believe that even a combination of these two reasonably possible scenarios, however, would not exhaust our presently available liquidity.  We have measured these two reasonably possible scenarios by a decline in industry sales volume as described above (using a similar decline with regard to projected first half 2010 industry sales volume), combined with our assessment of the necessary cost to ensure an uninterrupted supply of materials and components (absent a significant industry event such as the uncontrolled bankruptcy of important suppliers to Ford, which we believe is remote). Therefore, we do not believe that these reasonably possible scenarios cause substantial doubt about our ability to continue as a going concern for the next year.

With regard to our Financial Services sector, Ford Credit expects a significant portion of its funding in 2009 will consist of eligible issuances pursuant to government-sponsored securitization funding programs.  It is reasonably possible that credit markets could continue to constrain Ford Credit's funding or that Ford Credit will not be, or not continue to be, eligible for these government-sponsored programs.  In these circumstances, Ford Credit could mitigate these funding risks by reducing the amount of finance receivables and operating leases it purchases or originates.  At our current industry sales volume assumption, this would not have a material impact on our going concern analysis.  If industry sales volume were to decline to the reduced levels described above, the risk of Ford Credit not being able to support the sale of Ford products would be remote.

Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.

Notwithstanding this conclusion, in this environment a number of scenarios could put severe pressure on our short- and long-term Automotive liquidity, including a worsening of the scenarios described above.  We presently believe that the likelihood of such an event is remote.  In such a scenario, however, or in response to other unanticipated circumstances, we could take additional mitigating actions or require additional financing to improve our liquidity.

NOTE 2.  FINANCE RECEIVABLES – FINANCIAL SERVICES SECTOR

Net finance receivables at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30, 2009	December 31, 2008
Retail (including direct financing leases)	$62,976	$67,316
Wholesale	19,535	27,483
Other finance receivables	3,858	4,057
Total finance receivables	86,369	98,856
Unearned interest supplements	(1,687)	(1,343)
Allowance for credit losses	(1,585)	(1,417)
Other	21	5
Net finance receivables – sector balance sheet	$83,118	$96,101

Net finance receivables subject to fair value	$77,850	$91,584
Fair Value	$76,477	$84,615

Net finance receivables – sector balance sheet	$83,118	$96,101
Reclassification of receivables purchased from Automotive sector and Other Financial Services to Other receivables, net	(2,822)	(2,617)
Net finance receivables – consolidated balance sheet	$80,296	$93,484

The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  INVENTORIES

Inventories are summarized as follows (in millions):

	June 30,	December 31,
	2009	2008
Raw materials, work-in-process and supplies	$2,978	$2,747
Finished products	4,469	5,091
Total inventories under first-in, first-out method ("FIFO")	7,447	7,838
Less: Last-in, first-out method ("LIFO") adjustment	(844)	(850)
Total inventories	$6,603	$6,988

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

Automotive Sector

VIEs of which we are the primary beneficiary:

Activities with the joint ventures described below include purchasing substantially all of the joint ventures' output under a cost-plus-margin arrangement and/or volume dependent pricing.  These contractual arrangements may require us to absorb joint venture losses when production volume targets are not met or allow us, in some cases, to receive bonuses when production volume targets are exceeded.  Described below are the significant VIEs that we consolidated as of June 30, 2009.

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

Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH.  The joint venture produces all-wheel-drive components.  The assets and liabilities associated with this joint venture that were classified during the first quarter of 2009 as held for sale are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 12.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH.  Tekfor produces transmission and chassis components for use in our vehicles.

Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A.  The joint venture was established to engineer and manufacture niche vehicles.  The assets and liabilities associated with this joint venture that were classified during the first quarter of 2009 as held for sale are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 12.

First Aquitaine Industries SAS ("First Aquitaine") is our Bordeaux transmission plant in France, which manufactures automatic transmissions for the Ford Explorer, Ranger, and Mustang vehicles.  During the second quarter of 2009, we transferred legal ownership of First Aquitaine to HZ Holding France.  We also entered into a volume-dependent pricing agreement with the new owner to purchase all of the plant's output.  As a result, we are continuing to consolidate the entity and now consider this entity to be a VIE of which we are the primary beneficiary.  See Note 8 for discussion of the impairment of our investment in this plant.

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

We also hold interests in certain dealerships in North America.  At June 30, 2009 there were approximately 62 dealerships consolidated as part of our Dealer Development program.  We supply and finance the majority of vehicles and parts for these dealerships, and the operators have a contract to buy our equity interest over a period of time.  See Note 8 for discussion of the impairment of our investment in these assets.

The total consolidated VIE assets and liabilities reflected on our June 30, 2009 and December 31, 2008 balance sheets are as follows (in millions):

	June 30,	December 31,
Assets	2009	2008
Cash and cash equivalents	$667	$665
Receivables	556	518
Inventories	900	1,117
Net property	2,351	2,136
Assets of held-for-sale operations	310	318
Other assets	237	297
Total assets	$5,021	$5,051

Liabilities
Trade payables	$580	$516
Accrued liabilities	344	324
Debt	929	972
Liabilities of held-for-sale operations	96	97
Other liabilities	190	167
Total liabilities	$2,139	$2,076

Equity attributable to noncontrolling interests	$1,301	$1,168

The financial performance of the consolidated VIEs reflected on our statements of operations for the second quarters and first half of 2009 and 2008 are as follows (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Sales	$1,137	$1,748	$2,063	$3,801
Costs and expenses
Cost of sales	824	1,344	1,671	3,009
Selling, administrative and other expenses	115	185	224	378
Total costs and expenses	939	1,529	1,895	3,387
Operating income/(loss)	198	219	168	414

Interest expense	7	16	22	33

Interest income and other non-operating income/(expense), net	7	9	23	28
Equity in net income/(loss) of affiliated companies	1	1	(2)	3
Income/(Loss) before income taxes – Automotive	199	213	167	412

Provision for/(Benefit from) income taxes	41	52	64	120
Income/(Loss) from continuing operations	158	161	103	292

Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	158	161	103	292

Less: Income/(loss) attributable to noncontrolling interests	90	89	102	209
Net income/(loss) attributable to Ford Motor Company	$68	$72	$1	$83
VIEs of which we are not the primary beneficiary:

In 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz"), we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $11 million at June 30, 2009.  For additional discussion of these letters of credit, see Note 18.

We also have investments in unconsolidated subsidiaries determined to be VIEs of which we are not the primary beneficiary.  These investments, described below, are accounted for as equity method investments and are included in Equity in net assets of affiliated companies.

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

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

Our maximum exposure to VIEs of which we are not the primary beneficiary is as follows (in millions):

	June 30, 2009	December 31, 2008	Change in Maximum Exposure
Investments	$435	$413	$22
Liabilities	(34)	(38)	4
Guarantees (off-balance sheet)	366	362	4
Total maximum exposure	$767	$737	$30

This includes a guarantee of a line of credit on behalf of AAT for plant expansion.

Financial Services Sector

VIEs of which Ford Credit is the primary beneficiary:

Ford Credit uses special-purpose entities to issue asset-backed securities in securitization transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs.  The asset-backed securities are backed by the expected cash flows from finance receivables and Ford Credit's interest in net investments in operating leases.  These assets or interests in these assets have been legally sold but continue to be recognized by Ford Credit.  Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by VIEs, rights to cash held for the benefit of the securitization investors such as cash reserves, and residual interests.

As residual interest holder, Ford Credit is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  Ford Credit's exposure does not represent incremental risk to Ford Credit, and was $26.7 billion and $18.2 billion at June 30, 2009 and December 31, 2008, respectively.  The amount of risk absorbed by Ford Credit's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.  For Ford Credit's wholesale securitization transactions, this also includes cash it has contributed to excess funding accounts and its participation interests in VIEs.

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets, and have no right to require Ford Credit to repurchase the investments.  Ford Credit does not guarantee any asset-backed securities and generally has no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  In certain instances in the first half of 2009, Ford Credit elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions.

A number of Ford Credit's VIEs participate in its committed liquidity programs.  From time to time, Ford Credit has elected to renegotiate terms of its commitments, reallocate its commitments globally, or repurchase and extinguish its obligations in order to address market conditions.

In certain securitization transactions, Ford Credit has dynamic enhancements, which require Ford Credit to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.

VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives.  In certain instances, Ford Credit has entered into derivative transactions with the VIE to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  Ford Credit repurchased $90 million of such receivables in the first half of 2009.  In addition, from time to time, Ford Credit supports its revolving wholesale securitization transactions by contributing cash to an excess funding account when receivables fall below the required level in order to continue to finance the receivables.  These cash enhancements ranged from $0 to $1.4 billion in the first half of 2009.

FCAR Owner Trust (“FCAR”) is a VIE that issues asset-backed commercial paper, and Ford Credit may, on occasion, purchase debt issued by FCAR.  In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through February 1, 2010.  At June 30, 2009, the finance receivables of FCAR supported $8.5 billion of asset-backed commercial paper outstanding, of which $6.6 billion was held by external investors (including $2 billion issued to the CPFF) and $1.9 billion was held by Ford Credit.

Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on Ford Credit's balance sheet and therefore are not included in the VIE assets shown in the following table.  As of June 30, 2009, the carrying values of the assets were $42.2 billion of retail receivables, $14.2 billion of wholesale receivables, and $16.2 billion of net investment in operating leases.  As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.  The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on Ford Credit's general assets; rather, they represent claims against only the specific securitized assets.  Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against Ford Credit's general assets.

The total consolidated VIE assets and liabilities that support Ford Credit's securitization transactions reflected on our June 30, 2009 and December 31, 2008 balance sheets are as follows (in millions):

	June 30, 2009		December 31, 2008
	Cash & Cash Equivalents (a)	Debt (b)	Cash & Cash Equivalents (a)	Debt (b)
VIEs by asset class (c)
Retail	$3,177	$29,025	$2,673	$34,507
Wholesale	729	9,630	1,029	15,537
Net investment in operating leases	416	11,584	206	12,005
Total	$4,322	$50,239	$3,908	$62,049
__________
(a)
Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $1.2 billion and $949 million as of June 30, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $2 billion and $308 million at June 30, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)
The derivative assets of our consolidated VIEs were $69 million and $46 million at June 30, 2009 and December 31, 2008, respectively, and the derivative liabilities were $571 million and $808 million at June 30, 2009 and December 31, 2008, respectively.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations for the second quarter and first half of 2009 and 2008 are as follows (in millions):

	Second Quarter
	2009		2008
	Derivative (Income)/ Expense	Interest Expense	Derivative (Income)/ Expense	Interest Expense
VIEs by asset class
Retail	$(12)	$249	$(318)	$424
Wholesale	1	52	6	178
Net investment in operating leases	(44)	119	(31)	163
Our financial performance related to VIEs	$(55)	$420	$(343)	$765

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

	First Half
	2009		2008
	Derivative (Income)/ Expense	Interest Expense	Derivative (Income)/ Expense	Interest Expense
VIEs by asset class
Retail	$28	$524	$(48)	$877
Wholesale	(2)	131	(16)	362
Net investment in operating leases	(17)	243	65	341
Our financial performance related to VIEs	$9	$898	$1	$1,580

VIEs of which Ford Credit is not the primary beneficiary:

Ford Credit has investments in certain joint ventures determined to be VIEs of which it is not the primary beneficiary.  These joint ventures provide consumer and dealer financing in their respective markets.  The joint ventures are financed by external debt as well as subordinated financial support provided by the joint venture partners.  The risks and rewards associated with Ford Credit's interests in these joint ventures are based primarily on ownership percentages.  Ford Credit's investments in these joint ventures are accounted for as equity method investments and are included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with these VIEs is limited to its equity investments, which totaled $141 million and $140 million at June 30, 2009 and December 31, 2008, respectively.

NOTE 5.  GOODWILL AND OTHER NET INTANGIBLES

The components of goodwill and other net intangible assets are as follows (in millions):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Ford Europe goodwill	$33	$—	$33	$31	$—	$31
Manufacturing and production incentive rights	274	(170)	104	227	(113)	114
License and advertising agreements	91	(28)	63	85	(23)	62
Other	72	(46)	26	71	(41)	30
Total Automotive sector	470	(244)	226	414	(177)	237
Financial Services Sector
Ford Credit goodwill	9	—	9	9	—	9
Other	4	(4)	—	4	(4)	—
Total Financial Services sector	13	(4)	9	13	(4)	9
Total Company	$483	$(248)	$235	$427	$(181)	$246

Changes in the goodwill balances are attributable to the impact of foreign currency translation.  We also have goodwill recorded within Equity in net assets of affiliated companies of $34 million at June 30, 2009 and December 31, 2008.

Our recognized intangible assets are comprised of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Pre-tax amortization expense	$21	$26	$39	$50

Intangible asset amortization is forecasted to be approximately $70 million to $80 million per year for the next two years, and $10 million thereafter.

Item 1. Financial Statements (Continued)

NOTE 6.  RESTRICTED CASH

We classify as restricted cash in Other assets on our consolidated balance sheet any cash and cash equivalents to which we do not have unilateral access as a result of legally-enforceable agreements.  At June 30, 2009 and December 31, 2008, we had restricted cash balances of $741 million and $363 million, respectively.  Restricted cash does not include required minimum balances, or cash securing debt raised through securitization transactions ("securitization cash").  See Note 7 for discussion of the minimum balance requirement related to our Credit Agreement, and securitization cash.

NOTE 7.  DEBT AND COMMITMENTS

Debt at June 30, 2009 and December 31, 2008 are shown below (in millions).

	Amount Outstanding
	June 30, 2009	December 31, 2008
Automotive Sector
Debt payable within one year
Short-term	$873	$543
Long-term payable within one year
Public unsecured debt securities	334	—
Secured term loan	70	70
Other debt	515	578
Total debt payable within one year	1,792	1,191

Long-term debt payable after one year
Public unsecured debt securities	5,260	9,148
Convertible Notes	579	4,883
Subordinated convertible debentures	3,030	3,027
Secured term loan	4,549	6,790
Secured revolving loan	10,066	—
Other debt	1,094	951
Total long-term debt payable after one year	24,578	24,799

Unamortized discount (a)	(271)	(1,763)

Total long-term debt payable after one year	24,307	23,036

Total Automotive sector	$26,099	$24,227

Fair value of debt	$17,920	$9,480

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,568	$11,503
Other asset-backed short-term debt	4,590	5,569
Ford Interest Advantage (b)	2,516	1,958
Other short-term debt	1,098	1,538
Total short-term debt	14,772	20,568
Long-term debt
Unsecured debt
Notes payable within one year	12,600	15,712
Notes payable after one year	32,573	37,249
Unamortized discount	(419)	(256)
Fair value adjustment (c)	253	334
Asset-backed debt
Notes payable within one year	22,827	26,501
Notes payable after one year	24,718	28,734
Total long-term debt	92,552	108,274
Total Financial Services sector	$107,324	$128,842

Fair value of debt	$102,441	$112,389

Total Automotive and Financial Services sectors	$133,423	$153,069
Intersector elimination (d)	(357)	(492)
Total Company	$133,066	$152,577
_______
(a)	Includes unamortized discount on convertible notes per FSP APB 14-1.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.
(c)	Adjustments related to designated fair value hedges of debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

The fair value of debt is estimated based on quoted market prices, current market rates for similar debt within approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.  Fair value of debt reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Accrued liabilities and deferred revenue and was $364 million and $438 million at June 30, 2009 and December 31, 2008, respectively.  Interest accrued on Financial Services sector debt is reported in Other liabilities and deferred income and was $815 million and $1.3 billion at June 30, 2009 and December 31, 2008, respectively.  The change in the fair value of our debt in the first half of 2009 was primarily driven by improvements in the credit markets generally, reduced supply of outstanding debt within the Automotive sector, and an improved market view of Ford specifically.

Debt maturities at June 30, 2009 were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total Debt Maturities	Adj.	Total Debt Carrying Value
Automotive Sector
Public unsecured debt securities	$—	$334	$—	$—	$—	$5,260	$5,594	$—	$5,594
Convertible Notes (a)	—	—	—	—	—	579	579	(184)	395
Subordinated convertible debentures	—	—	—	—	—	3,030	3,030	—	3,030
Secured term loan	35	70	70	70	4,374	—	4,619	—	4,619
Secured revolving loan	—	—	10,066	—	—	—	10,066	—	10,066
Short term and other debt (b)	1,009	585	258	240	72	318	2,482	—	2,482
Unamortized discount	—	—	—	—	—	—	—	(87)	(87)

Total Automotive debt	1,044	989	10,394	310	4,446	9,187	26,370	(271)	26,099

Financial Services Sector
Unsecured debt	10,283	8,786	12,244	5,460	4,803	7,211	48,787	—	48,787
Asset-backed debt	25,292	15,893	13,456	2,753	1,095	214	58,703	—	58,703
Unamortized discount	—	—	—	—	—	—	—	(419)	(419)
Fair value adjustments (c)	—	—	—	—	—	—	—	253	253
Total Financial Services debt	35,575	24,679	25,700	8,213	5,898	7,425	107,490	(166)	107,324

Intersector elimination (d)	(175)	(182)	—	—	—	—	(357)	—	(357)
Total Company	$36,444	$25,486	$36,094	$8,523	$10,344	$16,612	$133,503	$(437)	$133,066
_______
(a)	Adjustment reflects unamortized discount per FSP APB 14-1.
(b)	Primarily non-U.S. affiliate debt.
(c)	Reflects adjustment related to designated fair value hedges of debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at June 30, 2009 and December 31, 2008 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	June 30, 2009	December 31, 2008
9.50% Guaranteed Debentures due June 1, 2010	$334	$490
6 1/2% Debentures due August 1, 2018	361	482
8 7/8% Debentures due January 15, 2022	86	184
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	297
7 1/2% Debentures due August 1, 2026	193	250
6 5/8% Debentures due February 15, 2028	104	127
6 5/8% Debentures due October 1, 2028 (b)	638	760
6 3/8% Debentures due February 1, 2029 (b)	260	458
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	3,699
8.900% Debentures due January 15, 2032	151	397
9.95% Debentures due February 15, 2032	4	11
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	690
7.75% Debentures due June 15, 2043	73	152
7.40% Debentures due November 1, 2046	398	469
9.980% Debentures due February 15, 2047	181	232
7.70% Debentures due May 15, 2097	142	377
Total public unsecured debt securities (d)	$5,594	$9,148
_______
(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Total excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 issued by Ford Motor Company with outstanding balances at June 30, 2009 of $167 million and $180 million, respectively. These securities are on-lent to Ford Holdings to fund financial services activity and are reported as Financial Services debt.

Debt Repurchases.  In January 2009, through a private market transaction, we repurchased $165 million principal amount of our outstanding public unsecured debt securities for $37 million in cash.  As a result, we recorded a pre-tax gain of $127 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

Debt for Equity Exchanges.  During the first quarter of 2008, we issued an aggregate of 8,978,366 shares of Ford Common Stock, par value $0.01 per share, in exchange for $71 million principal amount of our outstanding public unsecured debt securities.  As a result of the exchange, we recorded a pre-tax gain of $16 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2008.

During the second quarter 2008, we issued an aggregate of 37,459,540 shares of Ford Common Stock, par value $0.01 per share, in exchange for $360 million principal amount of our outstanding public unsecured debt securities.  As a result of the exchange, we recorded a pre-tax gain of $57 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the second quarter of 2008.

Unsecured Notes Tender Offer.  Pursuant to a cash tender offer conducted by Ford Credit, on the settlement date of April 8, 2009, Ford Credit purchased $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  As a result of the transaction, we recorded a pre-tax gain of $2.2 billion, net of unamortized discounts, premiums and fees, to Automotive interest income and other non-operating income/(expense), net in the second quarter of 2009.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Convertible Notes

The Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).  Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period.

We applied FSP APB 14-1 retroactively to all periods presented following our adoption of this FSP on January 1, 2009.

Conversion Offer.  Pursuant to an exchange offer we conducted, on the settlement date of April 8, 2009, $4.3 billion principal amount of Convertible Notes was exchanged for an aggregate of 467,909,227 shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of Convertible Notes exchanged) and the applicable accrued and unpaid interest on such Convertible Notes.  As a result of the conversion, we recorded a pre-tax gain of $1.2 billion to Automotive interest income and other non-operating income/(expense), net in the second quarter of 2009.

The following table summarizes the liability and equity components of our Convertible Notes (in millions):

	June 30, 2009	December 31, 2008
Liability component
Principal	$579	$4,883
Unamortized discount	(184)	(1,619)
Net carrying amount	$395	$3,264

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(1,864)

We recognized interest cost on our Convertible Notes as follows (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Contractual interest coupon	$10	$52	$62	$105
Amortization of discount	6	31	40	62
Total interest cost on Convertible Notes	$16	$83	$102	$167

The discount on the liability component will amortize through December 20, 2016.  The total effective rate on the liability component was 10.5%.

Subordinated Convertible Debentures

At June 30, 2009, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures") to Trust II, a subsidiary trust.  The Subordinated Convertible Debentures are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

At June 30, 2009, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

As announced on March 27, 2009, we elected to defer future interest payments related to the Trust Preferred Securities for up to 5 years. As of June 30, 2009, $46 million of interest has been deferred and is reported in Automotive long-term debt.

During the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

Pursuant to our December 2006 Credit Agreement, at June 30, 2009, we had outstanding $4.6 billion of a secured term loan maturing on December 15, 2013 and $10.1 billion of revolving loans maturing on December 15, 2011.  The term loan principal amount amortizes at a rate of $70 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 3.00%.  The revolving loan bears interest at LIBOR plus a margin of 2.25%.

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

Secured Revolving Loan Draw. Due to concerns about the instability in the capital markets and the uncertain state of the global economy, on February 3, 2009, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement to ensure access to these funds.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Secured Term Loan Repurchase.  On March 27, 2009, Ford Credit purchased from the lenders thereof $2.2 billion principal amount of our secured term loan under the Credit Agreement for an aggregate cost of $1.1 billion (including transaction costs).  Consistent with previously announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

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

In the second quarter 2009, through private market transactions, Ford Credit repurchased an aggregate of $707 million principal amount of its outstanding unsecured notes for $699 million in cash.  As a result, Ford Credit recorded a pre-tax gain of $8 million, net of unamortized discounts, premiums and fees, in Financial Services other income/loss, net in the second quarter of 2009.

Asset-Backed Debt

The following table shows the assets and the related liabilities related to Ford Credit's secured debt arrangements that are included in our financial statements for June 30, 2009 and December 31, 2008 (in billions):

	June 30, 2009			December 31, 2008
	Cash & Cash Equiv.	Receivables	Related Debt	Cash & Cash Equiv.	Receivables	Related Debt
Retail	$3.5	$48.2	$36.0	$3.3	$51.6	$42.6
Wholesale	0.9	15.9	11.0	1.2	22.1	17.6
Net investment in operating leases	1.5	16.2	11.6	1.0	15.6	12.0
Total secured debt arrangements (a)(b)	$5.9	$80.3	$58.6	$5.5	$89.3	$72.2
_______
(a)
Includes debt of $52.2 billion and $62.3 billion as of June 30, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of Ford Credit assets securing the debt issued by these VIEs were $5.5 billion and $4.8 billion of cash and cash equivalents, $42.2 billion and $41.9 billion of retail receivables, $14.2 billion and $19.6 billion of wholesale receivables, and $16.2 billion and $15.6 billion of net investment in operating leases as of June 30, 2009 and December 31, 2008, respectively. Refer to Note 4 for further discussion regarding VIEs.

(b)
Includes assets pledged as collateral of $3.4 billion and $1.4 billion and the related secured debt arrangements of $2.3 billion and $1.1 billion as of June 30, 2009 and December 31, 2008, respectively.

In certain financing structures, Ford Credit issues asset-backed debt directly, rather than through consolidated VIEs.  For Ford Credit's bank-sponsored conduit program, Ford Credit transfers finance receivables, in which it retains a significant interest, to bank conduits or sponsor banks.  The outstanding balance of the transferred pools of finance receivables was $5.7 billion and $8.4 billion and the related secured debt was $4.7 billion and $6.9 billion at June 30, 2009 and December 31, 2008, respectively.

Financial Services sector asset-backed debt also includes $101 million and $105 million at June 30, 2009 and December 31, 2008, respectively, that is secured by property.

Item 1. Financial Statements (Continued)

NOTE 8.  IMPAIRMENTS

Automotive Sector

Held-for-Sale Impairments

In the first quarter of 2009 and the first quarter of 2008 we recorded held-for-sale impairments of $650 million  relating to Volvo and $421 million relating to Jaguar Land Rover, respectively.  See Note 12 for discussion of our held-for-sale impairments.

Long-Lived Asset Impairments

North America Long-Lived Assets.  In the second quarter of 2008, we recorded a pre-tax impairment charge of $5.3 billion in Automotive cost of sales related to the long-lived assets in our Ford North America segment.

The table below describes the significant components of the second quarter 2008 long-lived asset impairment (in millions):

Ford North America
Land	$—
Buildings and land improvements	698
Machinery, equipment and other	2,833
Special tools	1,769
Total	$5,300

Other Impairments

First Aquitaine.  During the second quarter of 2009, we recorded an other-than-temporary impairment of our investment in the Bordeaux automatic transmission plant of $79 million in Automotive cost of sales.  The fair value measurement of $241 million used to determine the impairment was based on the cost approach and considered the condition of the plant's fixed assets.  The fair value of our investment is classified in Level 3 of our fair-value hierarchy.

U.S. Consolidated Dealerships.  During the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in our consolidated dealerships of $78 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on the market approach and reflected anticipated proceeds that are expected to be de minimis.  The fair value of our investment was classified in Level 2 of our fair-value hierarchy.  In the first quarter of 2008, we recorded an other-than-temporary impairment of $88 million in Automotive cost of sales related to our consolidated dealerships.

Financial Services Sector

Long-Lived Asset Impairments

Certain Vehicle Line Operating Leases.  In the second quarter of 2008, we recorded a pre-tax impairment charge of $2.1 billion in Selling, administrative and other expenses on our consolidated income statement and in Financial Services depreciation on our sector income statement related to certain vehicle lines in Ford Credit's North America operations operating lease portfolio.

Other Impairments

DFO Partnership.  In March 2009, our Board approved a potential sale of our investment in DFO Partnership.  DFO Partnership holds a portfolio of "non-core" diversified leveraged lease assets (e.g., railcars, aircraft, energy facilities).  We used information obtained from bids to assist in determining a $200 million fair value of our investment in DFO Partnership.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in DFO Partnership of $141 million in Financial Services equity in net income/(loss) of affiliated companies.  The fair value of our investment is classified in Level 2 of our fair-value hierarchy.

Item 1. Financial Statements (Continued)

NOTE 9.  OTHER INCOME/(LOSS)

Automotive Sector.  The following table summarizes the amounts included in Automotive interest income and other non-operating income/(expense), net (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Interest income	$51	$262	$113	$606
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	239	(111)	233	(382)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(28)	(399)	(15)	(393)
Gains/(Losses) on extinguishment of debt	3,381	57	4,660	73
Other*	9	(1)	4	(4)
Total	$3,652	$(192)	$4,995	$(100)
_________
*   Includes $4 million in other income associated with the overall debt reduction actions discussed in Note 7.

Financial Services Sector.  The following table summarizes the amounts included in Financial Services other income/(loss), net (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Interest income (non-financing related)	$21	$139	$65	$284
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	25	(44)	12	(48)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	1	29	3	35
Gains/(Losses) on extinguishment of debt	12	—	77	—
Investment and other income related to sales of receivables	9	48	19	117
Insurance premiums earned, net	27	42	56	82
Other	92	192	68	165
Total	$187	$406	$300	$635

NOTE 10.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

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

Our collective bargaining agreement with the National Automobile, Aerospace, Transportation, and General Workers Union of Canada ("CAW") contains a provision pursuant to which we are required to pay idled employees a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received.

We establish liabilities for employee benefits that we expect to provide under our collective bargaining agreements.  At June 30, 2009 and December 31, 2008, the related liabilities were $94 million and $411 million, respectively.  During the second quarter and first half of 2009, we recorded in Automotive cost of sales a reduction of expense of $22 million and $314 million, respectively, related to the decrease of the liability.  In the second quarter and first half of 2008, we recorded an expense of $149 million and $56 million, respectively, related to additional employee benefits that were expected to be paid.

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

Item 1. Financial Statements (Continued)

NOTE 10.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

UAW Voluntary Separations.  During the first half of 2009, we continued to offer voluntary separation packages to our UAW hourly workforce.  These actions resulted in pre-tax charges of $72 million and $43 million for the second quarter of 2009 and 2008, respectively, and $96 million and $191 million for the first half of 2009 and 2008, respectively.  We recorded the expense in Automotive cost of sales.  We have a separation reserve established for these costs, and at June 30, 2009 and December 31, 2008, the reserve was $108 million and $162 million, respectively.  The ending balance in the reserve primarily represents the cost of separation packages for employees who accepted packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties but remain on our employment rolls until they reach retirement eligibility.

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions for the second quarter and first half of 2009 and 2008, respectively, which are reported in Automotive cost of sales and Selling, administrative and other expenses (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Ford Europe	$68	$6	$72	$10
Ford U.S. (salaried-related)	1	12	62	12
Ford Canada	1	12	39	13
Ford Brazil	13	—	13	—
Other	3	12	12	12

The charges above exclude costs for pension and other postretirement employee benefits ("OPEB").

Financial Services Sector

Separation Actions

In the first quarter of 2009, Ford Credit announced plans to restructure its U.S. operations to meet changing business conditions, including the decline in its receivables.  The restructuring affects its servicing, sales, and central operations.  In the second quarter of 2009 and the first half of 2009, Ford Credit recognized pre-tax charges of $15 million and $42 million, respectively, in Selling, administrative and other expenses for this and other employee separation actions outside of the United States.

These charges exclude pension costs.

NOTE 11.  INCOME TAXES

Generally, for interim tax reporting we estimate one single tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss).  We manage our operations by multi-jurisdictional business units, however, and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction not subject to valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction.

The U.S. and Canadian governments have reached agreement on our transfer pricing methodologies.  The agreement covers a number of years and has resulted in a favorable impact to the second quarter income tax provision of $190 million, primarily related to the expected refund of prior Canadian tax payments.

Item 1. Financial Statements (Continued)

NOTE 12.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations

Automotive Protection Corporation ("APCO").  In 2007, we completed the sale of APCO and realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(Loss) from discontinued operations.  In the second quarter of 2009, Ford received additional proceeds related to the settlement of a state and local tax matter that was unresolved at the time of sale and recognized after-tax gain of $3 million in Income/(Loss) from discontinued operations.

Held-for-Sale Operations

Volvo. In the fourth quarter of 2008, we performed annual goodwill impairment testing for our Volvo reporting unit.  We compared the carrying value of our Volvo reporting unit to its fair value, and concluded that the goodwill was not impaired.  We performed this measurement relying primarily on the income approach, applying a discounted cash flow methodology.  Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50%.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year-end.

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  Toward that end, in 2007 we sold our interest in Aston Martin; in 2008, we sold our interest in Jaguar Land Rover, and a significant portion of our ownership in Mazda.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale and we ceased depreciation of its long-lived assets in the second quarter of 2009.

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

Any transaction that we enter into is expected to close within the next nine months.

Item 1. Financial Statements (Continued)

NOTE 12.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of Volvo classified as held for sale are as follows:

	June 30, 2009	December 31, 2008
Assets
Receivables	$401	$399
Inventories	1,413	1,630
Net property	4,486	4,422
Goodwill	1,169	1,150
Other intangibles	196	198
Other assets	515	615
Impairment of carrying value	(650)	—
Total assets of the held-for-sale operations	$7,530	$8,414
Liabilities
Payables	$1,672	$1,626
Pension liabilities	417	560
Warranty liabilities	418	494
Other liabilities	2,478	2,807
Total liabilities of the held-for-sale operations	$4,985	$5,487

Jaguar Land Rover.  On June 2, 2008, we sold our Jaguar Land Rover operations.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales.  In the second quarter of 2008, we recognized a pre-tax loss of $106 million, reported in Automotive interest income and other non-operating income/(expense), net.  There are no assets or liabilities on our balance sheet related to Jaguar Land Rover operations.

As part of the transaction, we continue to supply Jaguar Land Rover with powertrains, stampings, and other vehicle components.  We also provide transitional support, including engineering, information technology, accounting and other services.  Ford Credit provided financing for Jaguar Land Rover dealers and customers during a transition period, which varied by market, for up to 12 months.  Due to the cash flows related to these ongoing activities, Jaguar Land Rover does not qualify as a discontinued operation.

Other Dispositions

Progress Ford Sales Limited ("PFS").  In the second quarter of 2009, PFS was substantially liquidated.  As a result, we recognized in Automotive cost of sales a $281 million foreign exchange translation loss previously deferred in Accumulated other comprehensive income/(loss).

NuCellSys Holding GmbH ("NuCellSys").  In the second quarter of 2009, we reached an agreement with Daimler AG ("Daimler") to sell our entire ownership interest in NuCellSys to Daimler.  NuCellSys was a joint venture created by Ford and Daimler in 2005 for research into and development and manufacture of fuel cell systems.  As a result of the sale, we recognized a loss of $29 million in Automotive interest income and other non-operating income/(expense), net.

Ballard Power Systems, Inc. ("Ballard").  In the first quarter of 2008, we reached an agreement with Ballard to exchange our entire ownership interest of 12.9 million shares of Ballard stock for a 30% equity interest in Automotive Fuel Cell Cooperation Corporation ("AFCC") along with $22 million in cash.  AFCC is a joint venture between Ford (30%), Daimler (50.1%) and Ballard (19.9%) that was created for the development of automotive fuel cells.  We also have agreed to purchase from Ballard its 19.9% equity interest for $65 million plus interest within five years.  As a result of the exchange, we recognized in Automotive cost of sales a pre-tax loss of $70 million.  Our investment in AFCC is reported in Equity in net assets of affiliated companies.

Automotive Components Holdings, LLC ("ACH").  During the second quarter of 2008, we completed the sale of the ACH glass business.  As a result of this transaction, we recognized a pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense), net.

Item 1. Financial Statements (Continued)

NOTE 12.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing us to recognize an after-tax gain of $2 million in the second quarter of 2009, and $8 million and $9 million in the second quarter of 2008 and the first half of 2008, respectively, in Income/(Loss) from discontinued operations.

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

The assets and liabilities of Primus Thailand classified as held for sale at December 31, 2008 are summarized as follows (in millions):

December 31, 2008
Assets
Finance receivables, net	$194
Other assets	4
Total assets of the held-for-sale operations	$198

Liabilities
Accounts payable	$13
Debt	41
Other liabilities	1
Total liabilities of the held-for-sale operations	$55

Other Dispositions

Nordic Operations.  During the second quarter of 2008, Ford Credit completed the creation of a joint venture finance company and transferred the majority of its business and assets from Denmark, Finland, Norway, and Sweden into the joint venture.  The joint venture will support the sale of Ford vehicles in these markets.  As a result of the sale, we reduced Finance receivables, net by $1.7 billion, and we recognized a pre-tax gain of $85 million (net of transaction costs and including $35 million of foreign currency translation adjustments) in Financial Services revenues.  Ford Credit reports its ownership interest in the joint venture as an equity method investment.

PRIMUS Financial Services Inc. ("PRIMUS Japan").  During the second quarter of 2008, Ford Credit completed the sale of 96% of its ownership interest in PRIMUS Japan, its operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  As a result of the sale, we reduced Finance receivables, net $1.8 billion, reduced Debt by $252 million, and recognized a pre-tax gain of $22 million (net of transaction costs and including $28 million of foreign currency translation adjustments) in Financial Services revenues.  Ford Credit reports its remaining ownership interest as a cost method investment.

Primus Finance and Leasing, Inc. ("Primus Philippines").  During the second quarter of 2008, Ford Credit completed the sale of its 60% ownership interest in Primus Philippines, its operation in the Philippines that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  Ford Credit also completed the sale of its 40% ownership interest in PFL Holdings, Inc., a holding company in the Philippines that owned the remaining 40% ownership interest in Primus Philippines.  As a result of the sale, we recognized a pre-tax gain of $5 million (net of transaction costs and including $1 million of foreign currency translation adjustments) in Financial Services revenues.

Item 1. Financial Statements (Continued)

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

The calculation of diluted income/(loss) per share of Ford Common Stock and Class B Stock takes into account the effect of obligations, such as restricted stock unit awards, stock options, and convertible notes and securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,256	$(8,705)	$829	$(8,636)
Effect of dilutive Convertible Notes (a)	16	—	—	—
Effect of dilutive Trust Preferred Securities (b)	47	—	—	—
Diluted income/(loss) from continuing operations	$2,319	$(8,705)	$829	$(8,636)

Basic and Diluted Shares
Average shares outstanding	3,002	2,238	2,700	2,214
Restricted and uncommitted-ESOP shares	(1)	(1)	(1)	(1)
Basic shares	3,001	2,237	2,699	2,213
Net dilutive options and restricted and uncommitted-ESOP shares (c)	91	—	62	—
Dilutive Convertible Notes (a)	99	—	—	—
Dilutive convertible Trust Preferred Securities (b)	160	—	—	—
Diluted shares	3,351	2,237	2,761	2,213
_______
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares for the second quarter 2008, and 315 million shares and 538 million shares for the first half of 2009 and 2008, respectively, and the related income effect for Convertible Notes.
(b)
162 million shares for the second quarter 2008, and 161 million shares and 162 million shares for the first half of 2009 and 2008, respectively, and the related income effect for Trust Preferred Securities.

(c)	29 million contingently-issuable shares for second quarter 2008 and 25 million contingently-issuable shares for first half 2008.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments and Hedge Accounting

We adopted SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities ("SFAS No. 161"), on January 1, 2009.  SFAS No. 161 enhances the current disclosure framework for derivative instruments and hedging activities.  In this initial year of adoption, we have elected not to present earlier periods.

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

Our use of derivatives does generate the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on June 30, 2009 was $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

All derivatives are recognized on the balance sheet at fair value.  We have elected to apply hedge accounting to certain derivatives in both the Automotive and Financial Services sectors; derivatives that receive designated hedge accounting treatment are documented and evaluated for effectiveness at the time they are designated, as well as throughout the hedge period.  Cash flows associated with designated hedges are reported in the same category as the underlying hedged item.

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

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings.  The ineffective portion is reported currently in Automotive cost of sales.  Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  If it becomes probable that the originally-forecasted transaction will not occur, the related amount also is reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings.  Our cash flow hedges mature within two years or less.

Fair Value Hedges.  Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt under the "long haul" method of assessing effectiveness.  The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate.  We use regression analysis to assess hedge effectiveness.  If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged item related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative also is recorded in Financial Services other income/(loss), net.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.

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

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following table summarizes the pre-tax gains/(losses) recognized in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income by hedge designation (in millions):

	Second Quarter 2009			First Half 2009
	Gain/(Loss) Recognized in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$(14)	$23	$(1)	$(69)	$51	(a)	$(1)
Commodity contracts	—	—	—	—	3		—
Total	$(14)	$23	$(1)	$(69)	$54		$(1)

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)			$(76)				$(1)
Foreign exchange contracts – investment portfolios			(4)				(6)
Commodity contracts			(19)				(49)
Other – interest rate contracts and warrants			1				(4)
Total			$(98)				$(60)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$33				$57
Ineffectiveness (c)			14				4
Total			$47				$61

Derivatives not designated as hedging instruments:
Interest rate contracts			$11				$(84)
Foreign exchange contracts (b)			(289)				(112)
Cross currency interest rate swap contracts (b)			41				114
Other – warrants			—				(1)
Total			$(237)				$(83)
_______
(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)
Hedge ineffectiveness is the difference between the change in fair value on the derivative (a $48 million loss and a $47 million loss in second quarter and first half 2009, respectively) and the change in the fair value on the hedged item attributable to the hedged risk (a $62 million gain and a $51 million gain in second quarter and first half 2009, respectively).

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above.  The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity volumes and prices.

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

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

We expect to reclassify existing net losses of $9 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative financial instruments at June 30, 2009 (in millions unless otherwise noted):

	Notionals (in billions)	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$0.7	$38	$34

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures	4.2	60	66
Foreign exchange contracts – investment exposures	0.1	0	1
Commodity contracts	1.6	8	150
Other – interest rate contracts and warrants	0.2	2	16
Total derivatives not designated as hedging instruments	6.1	70	233

Total Automotive sector derivative instruments	$6.8	$108	$267

Financial Services Sector
Fair value hedges:
Interest rate contracts	$4.0	$353	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	103.3	1,592	1,353
Foreign exchange contracts	10.0	32	78
Cross currency interest rate swap contracts	3.8	147	168
Total derivatives not designated as hedging instruments	117.1	1,771	1,599

Total Financial Services sector derivative instruments	$121.1	$2,124	$1,599

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

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.  At June 30, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $6 million and $34 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $23 million and $44 million for Automotive and Financial Services sectors, respectively.

In certain cases, market data are not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments where observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.  See Note 16 for additional information on fair value measurements of derivative instruments.

Item 1. Financial Statements (Continued)

NOTE 15.  RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$86	$95	$71	$113	$102	$78
Interest cost	675	672	305	418	225	428
Expected return on assets	(822)	(866)	(318)	(474)	(33)	(80)
Amortization of:
Prior service costs/(credits)	93	94	—	27	(227)	(222)
(Gains)/Losses and Other	4	4	59	57	20	88
Separation programs	—	32	81	18	—	4
(Gain)/Loss from curtailment	—	—	—	—	(1)	(100)
Net expense/(income)	$36	$31	$198	$159	$86	$196

	First Half
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$172	$189	$139	$236	$204	$156
Interest cost	1,349	1,344	597	861	448	861
Expected return on assets	(1,644)	(1,732)	(621)	(992)	(66)	(159)
Amortization of:
Prior service costs/(credits)	187	188	—	54	(454)	(438)
(Gains)/Losses and Other	8	8	117	108	41	177
Separation programs	7	205	111	42	2	11
(Gain)/Loss from curtailment	—	—	—	—	(3)	(111)
Net expense/(income)	$79	$202	$343	$309	$172	$497
__________
*   Includes Volvo for 2008 and 2009, and Jaguar Land Rover for 2008.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first half of 2009, we contributed about $900 million to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $500 million in 2009, for a total of $1.4 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2009.

Item 1. Financial Statements (Continued)

NOTE 16.  FAIR VALUE MEASUREMENTS

In determining fair value, we use various valuation techniques and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

Cash equivalents – financial instruments.  Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents.  We measure financial instruments classified as cash equivalents at fair value.  We use quoted prices where available to determine fair value for U.S. Treasury securities and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.

Marketable securities.  Investments including U.S. government and non-U.S. government securities, corporate obligations and equities, and asset-backed securities with a maturity date greater than 90 days at the date of purchase are classified as marketable securities.  Where available, including for U.S. Treasury securities and corporate equities, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for government agency securities, asset-backed securities, and corporate obligations, prices for similar assets and matrix pricing models are used.

Retained interest in securitized assets.  Ford Credit estimates the fair value of retained interests using internal valuation models, market inputs, and their own assumptions in estimating cash flows from the sales of retail receivables.

Derivative financial instruments.  Detail on valuation methodologies used to measure fair value of derivative instruments can be found in Note 14.

The fair value of debt and loan receivables are presented together with the related carrying value in Notes 2 and 7, respectively.  These notes also include a description of valuation methodologies.

Item 1. Financial Statements (Continued)

NOTE 16.  FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value at June 30, 2009 of those financial instruments that are measured at fair value on a recurring basis (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Level 1	Level 2	Level 3	Balance as of June 30, 2009
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1,319	$—	$—	$1,319
Government-sponsored enterprises	—	4,727	—	4,727
Government – non U.S.	—	195	—	195
Corporate debt	—	812	—	812
Total cash equivalents – financial instruments	1,319	5,734	—	7,053
Marketable securities (b)
U.S. government	4,897	—	—	4,897
Government-sponsored enterprises	—	1,509	—	1,509
Corporate debt	—	459	503	962
Mortgage-backed and other asset-backed	—	376	31	407
Equity	736	1	—	737
Government – non U.S.	—	253	—	253
Other liquid investments (c)	—	581	—	581
Total marketable securities	5,633	3,179	534	9,346
Derivative financial instruments	—	101	7	108
Total assets at fair value	$6,952	$9,014	$541	$16,507
Liabilities
Derivative financial instruments	$—	$256	$11	$267
Total liabilities at fair value	$—	$256	$11	$267

Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1,285	$—	$—	$1,285
Government-sponsored enterprises	—	566	—	566
Corporate debt	—	73	—	73
Total cash equivalents – financial instruments	1,285	639	—	1,924
Marketable securities (b)
U.S. government	6,104	—	—	6,104
Government-sponsored enterprises	—	947	—	947
Corporate debt	—	145	3	148
Mortgage-backed and other asset-backed	—	215	—	215
Equity	45	—	—	45
Government – non U.S.	—	15	—	15
Other liquid investments (c)	—	303	—	303
Total marketable securities	6,149	1,625	3	7,777
Derivative financial instruments	—	1,517	607	2,124
Retained interest in securitized assets	—	—	69	69
Total assets at fair value	$7,434	$3,781	$679	$11,894
Liabilities
Derivative financial instruments	$—	$910	$689	$1,599
Total liabilities at fair value	$—	$910	$689	$1,599
__________
(a)
Cash equivalents – financial instruments in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $1.8 billion and $7.1 billion for Automotive and Financial Services sectors, respectively, which approximates fair value.

(b)
Marketable securities excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $357 million and an estimated fair value of $348 million as of June 30, 2009; see Note 1 for additional detail.

(c)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.

Item 1. Financial Statements (Continued)

NOTE 16.  FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes for the period ended June 30, 2009 in Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2009	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$150	$(21)	$437	$(32)	$534	$(3)
Derivative financial instruments, net (d)	(32)	(30)	58	—	(4)	(6)
Total Level 3 fair value	$118	$(51)	$495	$(32)	$530	$(9)

Financial Services Sector
Marketable securities (e)	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net (f)	(74)	49	(57)	—	(82)	(15)
Retained interest in securitized assets (g)	92	8	(31)	—	69	(2)
Total Level 3 fair value	$23	$55	$(88)	$—	$(10)	$(19)
__________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at June 30, 2009.
(c)
Realized/unrealized gains/(losses) on Level 3 Automotive sector marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net ($5 million gain for the second quarter of 2009, and $1 million loss for the first half of 2009), and Other comprehensive income/(loss) reflecting foreign currency translation ($20 million loss for the second quarter of 2009, and for the first half of 2009).

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Level 3 Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales ($15 million loss for the second quarter of 2009, and $31 million loss for first half of 2009), and Automotive interest income and other non-operating income/(expense), net ($0 for the second quarter of 2009, and $1 million gain for the first half of 2009).

(e)
Realized/unrealized gains/(losses) on Level 3 Financial Services sector marketable securities for the period presented are recorded to Financial Services other income/(loss), net ($2 million gain for second quarter of 2009, and $2 million loss for the first half of 2009).

(f)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Level 3 Financial Services sector derivative financial instruments for the period presented are recorded to Financial Services other income/(loss), net ($48 million gain for the second quarter of 2009, and $28 million gain for the first half of 2009), and Accumulated other comprehensive income/(loss) reflecting foreign currency translation ($16 million gain for the second quarter of 2009, and $21 million gain for the first half of 2009).

(g)
Realized/unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Financial Services other income/(loss), net ($6 million gain for the second quarter of 2009, and $10 million gain for the first half of 2009) and Accumulated other comprehensive income/(loss) ($0 for the second quarter of 2009, and $2 million loss for the first half of 2009).

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover	Other	Total
SECOND QUARTER 2009
Sales/Revenues
External customer	$10,826	$1,840	$7,234	$2,883	$1,206	$—	$—	$—	$23,989
Intersegment	51	—	200	15	—	—	—	—	266
Income/(Loss)
Income/(Loss) before income taxes	(1,048)	73	(101)	(98)	(26)	—	5	2,971	1,776

SECOND QUARTER 2008
Sales/Revenues
External customer	$14,219	$2,346	$11,559	$4,326	$1,778	$—	$2,829	$—	$37,057
Intersegment	71	—	263	30	—	—	22	—	386
Income/(Loss)
Income/(Loss) before income taxes	(7,153)	388	579	(152)	43	(111)	75	(308)	(6,639)

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims *	Total
SECOND QUARTER 2009
Sales/Revenues
External customer	$3,125	$75	$—	$3,200	$—	$27,189
Intersegment	101	3	—	104	(370)	—
Income/(Loss)
Income/(Loss) before income taxes	646	(51)	—	595	—	2,371

SECOND QUARTER 2008
Sales/Revenues
External customer	$3,980	$65	$—	$4,045	$—	$41,102
Intersegment	215	3	—	218	(604)	—
Income/(Loss)
Income/(Loss) before income taxes	(2,380)	(40)	—	(2,420)	—	(9,059)
__________
*	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION (Continued)

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Volvo	Ford Asia Pacific Africa	Mazda	Jaguar Land Rover	Other	Total
FIRST HALF 2009
Sales/Revenues
External customer	$20,987	$3,244	$13,227	$5,528	$2,371	$—	$—	$—	$45,357
Intersegment	197	—	371	27	—	—	—	—	595
Income/(Loss)
Income/(Loss) before income taxes	(1,823)	136	(656)	(1,019)	(129)	—	3	3,796	308
Total assets at June 30									79,252

FIRST HALF 2008
Sales/Revenues
External customer	$31,329	$4,188	$21,714	$8,523	$3,446	$—	$6,974	$—	$76,174
Intersegment	289	—	489	57	—	—	63	—	898
Income/(Loss)
Income/(Loss) before income taxes	(7,598)	645	1,307	(303)	39	(62)	75	(520)	(6,417)
Total assets at June 30									108,307

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims *	Total
FIRST HALF 2009
Sales/Revenues
External customer	$6,463	$147	$—	$6,610	$—	$51,967
Intersegment	198	7	—	205	(800)	—
Income/(Loss)
Income/(Loss) before income taxes	610	(167)	—	443	—	751
Total assets at June 30	125,771	10,828	(9,032)	127,567	(2,491)	204,328

FIRST HALF 2008
Sales/Revenues
External customer	$8,093	$127	$—	$8,220	$—	$84,394
Intersegment	426	6	—	432	(1,330)	—
Income/(Loss)
Income/(Loss) before income taxes	(2,348)	(8)	—	(2,356)	—	(8,773)
Total assets at June 30	164,401	10,485	(9,770)	165,116	(3,005)	270,418
__________
*	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 18.  GUARANTEES

At June 30, 2009, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  Maximum potential payments under guarantees total $268 million and $206 million at June 30, 2009 and December 31, 2008, respectively.  The carrying value of our recorded liabilities related to guarantees was $85 million and $24 million at June 30, 2009 and December 31, 2008, respectively.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  As of June 30, 2009 and December 31, 2008, the deferred gain related to the letters of credit was $11 million and $14 million, respectively.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include claims regarding any of the following, among others:  environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable.  As part of the sale of Jaguar Land Rover, we provided the buyer a customary set of indemnifications, some of which are subject to an aggregate limit of $805 million and some of which (e.g., warranties related to our capacity and authority to enter into the transaction, our ownership of the companies sold and the shares of those companies being free from encumbrances, and certain tax covenants) are unlimited in amount.  At June 1, 2009, the indemnifications provided to the buyer of Jaguar Land Rover which were subject to an aggregate limit of $805 million expired; however, outstanding claims relating to these indemnifications, as well as indemnifications relating to certain warranties described in the preceding sentence continue.  We believe that the probability of payment under these claims and indemnifications is remote.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.   During the second quarter of 2009, there were no other significant changes to our indemnifications.

Product Performance

Warranty.  Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience, and most elements are reviewed and adjusted quarterly.  The following is a tabular reconciliation of the product warranty accruals accounted for in Accrued liabilities and deferred revenue (in millions):

	First Half
	2009	2008
Beginning balance	$3,346	$4,209
Payments made during the period	(1,259)	(1,444)
Changes in accrual related to warranties issued during the period	705	1,170
Changes in accrual related to pre-existing warranties	495	(32)
Foreign currency translation and other	53	94
Ending balance	$3,340	$3,997

Item 1. Financial Statements (Continued)

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

We adopted SFAS No. 160 on January 1, 2009, pursuant to which noncontrolling interests are now considered a component of equity.  In addition, SFAS No. 160 changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in our consolidated financial statements include amounts attributable to Ford Motor Company stockholders and the noncontrolling interests.  The following schedule presents changes in consolidated equity/(deficit) attributable to Ford Motor Company and the noncontrolling interests (in millions):

	2009			2008
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(15,722)	$1,195	$(14,527)	$7,363	$1,421	$8,784
Total comprehensive income/(loss)
Net income/(loss)	(1,427)	11	(1,416)	70	122	192
Other comprehensive income/(loss):
Foreign currency translation	(446)	(69)	(515)	921	(50)	871
Net gain/(loss) on derivative instruments	(87)	—	(87)	225	—	225
Employee benefit-related	(5)	—	(5)	96	—	96
Net holding gain/(loss)	(1)	—	(1)	(27)	—	(27)
Total other comprehensive income/(loss)	(539)	(69)	(608)	1,215	(50)	1,165
Total comprehensive income/(loss)	(1,966)	(58)	(2,024)	1,285	72	1,357
Other changes in equity:
Capital in excess of par value of stock for debt conversion, employee benefit plans, and other	110	—	110	154	—	154
Adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115	—	—	—	12	—	12
Dividends	—	(32)	(32)	—	(9)	(9)
Other	1	(5)	(4)	2	(18)	(16)
Ending balance, March 31	$(17,577)	$1,100	$(16,477)	$8,816	$1,466	$10,282

Beginning balance, March 31	$(17,577)	$1,100	$(16,477)	$8,816	$1,466	$10,282
Total comprehensive income/(loss)
Net income/(loss)	2,261	90	2,351	(8,697)	89	(8,608)
Other comprehensive income/(loss):
Foreign currency translation	2,107	104	2,211	(1,452)	27	(1,425)
Net gain/(loss) on derivative instruments	(36)	—	(36)	(252)	—	(252)
Employee benefit-related	(450)	(1)	(451)	1,184	—	1,184
Net holding gain/(loss)	(2)	—	(2)	(6)	—	(6)
Total other comprehensive income/(loss)	1,619	103	1,722	(526)	27	(499)
Total comprehensive income/(loss)	3,880	193	4,073	(9,223)	116	(9,107)
Other changes in equity:
Capital in excess of par value of stock for equity issuance, debt conversion, employee benefit plans, and other	2,944	—	2,944	398	—	398
Dividends	—	(3)	(3)	—	(128)	(128)
Increase in noncontrolling interest related to newly consolidated VIEs	—	40	40	—	—	—
Other	10	(5)	5	2	5	7
Ending balance, June 30	$(10,743)	$1,325	$(9,418)	$(7)	$1,459	$1,452

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2009, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for defined benefit pension and other postretirement plans in 2006 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, and Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) on January 1, 2009.  As discussed in Note 12, the Company classified the assets and liabilities of the Volvo operations as held for sale during the three-month period ended March 31, 2009.  The accompanying December 31, 2008 consolidated balance sheet reflects these changes.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
August 5, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $2.3 billion or $0.69 per share of Common and Class B Stock in the second quarter of 2009, an improvement of $11 billion from a net loss attributable to Ford Motor Company of $8.7 billion or $3.89 per share of Common and Class B Stock in the second quarter of 2008.

Results by sector for the second quarter of 2009 and 2008 are shown below (in millions):

	Second Quarter
	2009	2008 (a)	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
Automotive sector	$1,776	$(6,639)	$8,415
Financial Services sector	595	(2,420)	3,015
Total Company	2,371	(9,059)	11,430
Provision for/(Benefit from) income taxes	25	(443)	468
Income/(Loss) from continuing operations	2,346	(8,616)	10,962
Income/(Loss) from discontinued operations	5	8	(3)
Net income/(loss)	2,351	(8,608)	10,959
Less: Income/(Loss) attributable to noncontrolling interests (b)	90	89	1
Net income/(loss) attributable to Ford Motor Company (c)	$2,261	$(8,697)	$10,958
__________
(a)	Adjusted for the effect of FSP APB 14-1 on our convertible debt; see Note 1 of the Notes to the Financial Statements for additional detail.
(b)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under SFAS No. 160.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $75 million and $156 million in the second quarter of 2009 and 2008, respectively.

(c)	Formerly labeled "Net income/(loss)," reflects new presentation under SFAS No. 160.

Provision for income taxes includes the favorable impact of approximately $190 million for the Canadian transfer pricing agreement, including the effects of interest.

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

The following table details second quarter 2009 and 2008 special items in each category by segment or business unit (in millions):

	Second Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2009	2008
Automotive Sector
Ford North America
Retiree health care and related charges	$(110)	$100
Personnel-reduction actions	(98)	(125)
U.S. dealer actions	(11)	(39)
Job Security Benefits	22	(149)
Total Ford North America	(197)	(213)
Ford South America
Personnel-reduction actions	(13)	—
Ford Europe
Personnel-reduction actions	(139)	(3)
Volvo
Personnel-reduction actions	(7)	(23)
U.S. dealer actions	(1)	(9)
Total Volvo	(8)	(32)
Ford Asia Pacific Africa
Personnel-reduction actions	(1)	(7)
Mazda
Impairment of dealer network goodwill	—	(214)
Total Personnel and Dealer-Related Items - Automotive sector	(358)	(469)
Other Items:
Automotive Sector
Ford North America
Gain/(Loss) on sale of ACH plants	—	(303)
Fixed asset impairment charges	—	(5,300)
Total Ford North America	—	(5,603)
Ford Europe
Investment impairment and related charges	(100)	—
Volvo
Held-for-sale cessation of depreciation and related charges	141	—
Other Automotive
Liquidation of foreign subsidiary – foreign currency translation impact	(281)	—
Gain on debt securities exchanged for equity	—	57
Returns on assets held in the TAA	3	—
Net gains on debt reduction actions	3,385	—
Total Other Automotive	3,107	57
Jaguar Land Rover
Sale-related/Other	5	75
Total Other Items – Automotive sector	3,153	(5,471)
Financial Services Sector
Ford Credit net operating lease impairment charge	—	(2,086)
Total	$2,795	$(8,026)

Included in Provision for/(Benefit from) income taxes are tax benefits of $99 million and $727 million for the second quarter of 2009 and 2008, respectively, that we consider to be special items.  For 2008, this amount primarily consists of the tax effects of the pre-tax special items listed above, and a $645 million benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Cost changes described below are measured at constant volume, mix and exchange, excluding special items and discontinued operations.

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the second quarter of 2009 and 2008 (in millions), with Mazda and Jaguar Land Rover separated out from "ongoing" subtotals:

	Second Quarter
	2009	2008	2009 Over/(Under) 2008
Ford North America *	$(1,048)	$(7,153)	$6,105

Ford South America	73	388	(315)

Ford Europe	(101)	579	(680)

Volvo	(98)	(152)	54

Ford Asia Pacific Africa	(26)	43	(69)
Total ongoing Automotive operations	(1,200)	(6,295)	5,095

Other Automotive	2,971	(308)	3,279
Total ongoing Automotive	1,771	(6,603)	8,374

Mazda	—	(111)	111

Jaguar Land Rover	5	75	(70)
Total Automotive sector	$1,776	$(6,639)	$8,415
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the second quarter of 2009 and 2008 are shown below:

	Second Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$10.8	$14.2	$(3.4)	(24)%	458	679	(221)	(33)%

Ford South America	1.9	2.4	(0.5)	(22)	111	119	(8)	(7)

Ford Europe	7.2	11.5	(4.3)	(37)	400	532	(132)	(25)

Volvo	2.9	4.3	(1.4)	(33)	79	107	(28)	(26)

Ford Asia Pacific Africa (d)	1.2	1.7	(0.5)	(32)	124	125	(1)	(1)
Total ongoing Automotive	24.0	34.1	(10.1)	(30)	1,172	1,562	(390)	(25)

Jaguar Land Rover	—	2.9	(2.9)	(100)	—	51	(51)	(100)
Total Automotive sector	$24.0	$37.0	$(13.0)	(35)	1,172	1,613	(441)	(27)
______
(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China by unconsolidated affiliates totaling about 68,000 and 49,000 units in the second quarters of 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2009 and 2008, along with the level of dealer stocks as of June 30, 2009 and 2008, are shown below:

	Market Share					Dealer-Owned Stocks (a) (in thousands)
Market	2009	2008	2009 Over/(Under) 2008			2009	2008	2009 Over/(Under) 2008
United States (b)	16.4%	14.4%	2.0		pts.	344	559	(215)
South America (b) (c)	10.4	9.4	1.0			33	35	(2)
Europe (b) (d)	9.0	8.5	0.5			236	361	(125)
Volvo – United States/Europe (d)	0.6/1.2	0.5/1.3	0.1/	(0.1)		13/31	20/41	(7)/(10)
Asia Pacific Africa (b) (e) (f)	2.0	1.9	0.1			42	62	(20)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2008 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results primarily reflects the non-recurrence of fixed asset impairment charges in Ford North America ($5.3 billion), net gains on debt reduction actions ($3.4 billion), favorable cost changes ($1.3 billion), and favorable net pricing ($1.2 billion), offset partially by unfavorable volume and mix ($2.2 billion), unfavorable changes in currency exchange (about $400 million), and lower parts and subsidiary profits and the impact of our lower ownership share in Mazda (about $300 million).  The favorable cost changes primarily reflect lower structural costs, offset partially by higher net product costs.

The decrease in revenues primarily reflects unfavorable volume, the non-recurrence of Jaguar Land Rover revenues, and unfavorable changes in currency exchange, offset partially by favorable net pricing.

The table below details our Automotive sector second quarter 2009 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$1.1
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care VEBA agreement	0.3
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	0.2
Advertising & sales promotions	Primarily reduced costs	0.1
Overhead	Primarily salaried personnel reductions	0.1
	Total	$1.8

Ford North America Segment.  The improvement in earnings primarily reflects the non-recurrence of fixed asset impairment charges, favorable cost changes, and favorable net pricing, offset partially by unfavorable volume and mix and unfavorable changes in currency exchange.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, pension and OPEB, spending-related, and overhead costs), offset partially by higher net product costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The decrease in earnings primarily reflects unfavorable changes in currency exchange rates, unfavorable cost changes, unfavorable volume and mix, and the costs associated with personnel reduction actions, offset partially by favorable net pricing.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The decline in results primarily reflects unfavorable volume and mix, the costs associated with personnel reduction actions, an investment impairment, and unfavorable changes in currency exchange rates, offset partially by favorable cost changes and favorable net pricing.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering and advertising and sales promotions costs), offset partially by higher net product costs.

Volvo Segment.  The improvement in earnings is more than explained by favorable cost changes, held-for-sale cessation of depreciation, and favorable changes in currency exchange rates, offset partially by unfavorable volume and mix and unfavorable net pricing.  The favorable cost changes primarily reflect lower structural costs (including lower overhead and advertising and sales promotions costs) and net product costs.

Ford Asia Pacific Africa Segment.  The decline in results primarily reflects unfavorable volume and mix, offset partially by favorable cost changes.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotion, and overhead costs), offset partially by higher net product costs.

Other Automotive.  The improvement in results is more than explained by net gains on debt reduction actions (discussed in more detail in "Liquidity and Capital Resources" and Note 7 of the Notes to the Financial Statements).

Mazda Segment.  In the fourth quarter of 2008, we sold a significant portion of our investment in Mazda.  Our remaining ownership interest is treated as marketable securities, with mark-to-market adjustments reported in Other Automotive.

Jaguar Land Rover Segment.  During the second quarter of 2008, we sold our Jaguar Land Rover operations.

FINANCIAL SERVICES SECTOR

Results of Operations

Details by segment or business unit of Revenues and Income/(Loss) before income taxes for the second quarter of 2009 and 2008 are shown below:

	Second Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008

Ford Credit	$3.1	$4.0	$(0.9)	$646	$(2,380)	$3,026
Other Financial Services	0.1	0.1	—	(51)	(40)	(11)
Total	$3.2	$4.1	$(0.9)	$595	$(2,420)	$3,015

Ford Credit

The improvement in pre-tax results primarily reflects the non-recurrence of the 2008 impairment charge to Ford Credit's North America operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion), lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $800 million), and net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million).  The improved results also reflect a lower provision for credit losses more than explained by lower reserve increases (about $150 million), and lower operating costs (about $60 million).  These factors were offset partially by lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $300 million), and the non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Ford Credit's operations and unallocated risk management for the second quarter of 2009 and 2008 are shown below:

	Second Quarter
	2009	2008	2009 Over/(Under) 2008
Income/(Loss) before income taxes
North America operations	$640	$(2,606)	$3,246
International operations	(27)	214	(241)
Unallocated risk management*	33	12	21
Income/(Loss) before income taxes	646	(2,380)	3,026
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	233	(953)	1,186
Net income/(loss)	$413	$(1,427)	$1,840
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The improvement in Ford Credit's North America operations pre-tax results primarily reflects non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, net gains related to unhedged currency exposure from cross-border intercompany lending, and a lower provision for credit losses.  These factors were offset partially by lower volume.  The decline in Ford Credit's International operations pre-tax results primarily reflects non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations, lower volume, a higher provision for credit losses more than explained by losses in Spain, and lower financing margin primarily in Mexico.  The change in unallocated risk management reflected higher net gains related to market valuation adjustments to derivatives primarily related to movements in interest rates.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	June 30, 2009	December 31, 2008	2009 Over/(Under) 2008
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$61.2	$65.5	$(4.3)
Wholesale	19.7	27.7	(8.0)
Other	2.7	2.8	(0.1)
Unearned interest supplements	(1.7)	(1.3)	(0.4)
Allowance for credit losses	(1.6)	(1.4)	(0.2)
Finance receivables, net	80.3	93.3	(13.0)
Net investment in operating leases	18.2	22.5	(4.3)
Total receivables – on-balance sheet (a)(b)	$98.5	$115.8	$(17.3)

Memo:
Total receivables – managed (c)	$100.3	$117.7	$(17.4)
Total receivables – serviced (d)	100.4	118.0	(17.6)
__________
(a)
At June 30, 2009 and December 31, 2008, includes finance receivables of $64.1 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment.  In addition, at June 30, 2009 and December 31, 2008, includes net investment in operating leases of $16.2 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $1.8 billion and $1.7 billion at June 30, 2009 and December 31, 2008, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.7 billion and $1.3 billion at June 30, 2009 and December 31, 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at June 30, 2009 and December 31, 2008, respectively.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which Ford Credit continues to service of about $100 million and about $300 million at June 30, 2009 and December 31, 2008, respectively.

Receivables decreased from year-end 2008, primarily in North America and Europe, mainly due to lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows worldwide charge-offs (credit losses, net of recoveries) for Ford Credit during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	Second Quarter
	2009	2008	2009 Over/(Under) 2008
On-Balance Sheet
Charge-offs (in millions)	$285	$246	$39
Loss-to-receivables ratio	1.09%	0.70%	0.39	pts.

Memo:
Charge-offs – managed (in millions)	$286	$254	$32
Loss-to-receivables – managed	1.09%	0.70%	0.39	pts.

The increase in charge-offs and loss-to-receivables ratios was more than explained by higher credit losses in Spain, offset partially by lower charge-offs in the United States.  Charge-offs in the United States declined during the second quarter of 2009, reflecting lower severity and lower other losses, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs.

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	June 30, 2009	December 31, 2008	2009 Over/(Under) 2008

Allowance for credit losses (in millions)	$1,846	$1,668	$178
Allowance as a percentage of end-of-period receivables	1.81%	1.40%	0.41	pts.

The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.  The increase in allowance for credit losses is consistent with the increase in charge-offs and also includes about $220 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in Ford Credit's models.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of June 30, 2009, about 5% of the U.S. retail finance and lease contracts outstanding in Ford Credit's serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%.  This increase primarily reflects a lower percentage of lease contracts in Ford Credit's retail installment and lease portfolio.  Lease contracts generally include shorter average terms and higher average FICO scores compared with retail finance contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST HALF RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $834 million or $0.30 per share of Common and Class B Stock in the first half of 2009, an improvement of $9.5 billion from a net loss attributable to Ford Motor Company of $8.6 billion or $3.90 per share of Common and Class B Stock in the first half of 2008.

Results by sector for the first half of 2009 and 2008 are shown below (in millions):

	First Half
	2009	2008 (a)	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
Automotive sector	$308	$(6,417)	$6,725
Financial Services sector	443	(2,356)	2,799
Total Company	751	(8,773)	9,524
Provision for/(Benefit from) income taxes	(179)	(348)	169
Income/(Loss) from continuing operations	930	(8,425)	9,355
Income/(Loss) from discontinued operations	5	9	(4)
Net income/(loss)	935	(8,416)	9,351
Less: Income/(Loss) attributable to noncontrolling interests (b)	101	211	(110)
Net income/(loss) attributable to Ford Motor Company (c)	$834	$(8,627)	$9,461
__________
(a)	Adjusted for the effect of FSP APB 14-1 on our convertible debt; see Note 1 of the Notes to the Financial Statements for additional detail.
(b)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under SFAS No. 160.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $115 million and $370 million in the first half of 2009 and 2008, respectively.

(c)	Formerly labeled "Net income/(loss)," reflects new presentation under SFAS No. 160.

Provision for income taxes includes the favorable impact of approximately $273 million in refunds of prior period tax and related interest and $190 million for the Canadian transfer pricing agreement, including the effects of interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details first half 2009 and 2008 special items in each category by segment or business unit (in millions):

	First Half – Income/(Loss)
Personnel and Dealer-Related Items:	2009	2008
Automotive Sector
Ford North America
Retiree health care and related charges	$(288)	$111
Personnel-reduction actions	(269)	(449)
U.S. dealer actions (primarily dealership impairments)	(92)	(147)
Job Security Benefits	314	(56)
Total Ford North America	(335)	(541)
Ford South America
Personnel-reduction actions	(13)	—
Ford Europe
Personnel-reduction actions	(144)	(14)
Volvo
Personnel-reduction actions	(9)	(23)
U.S. dealer actions	(1)	(9)
Total Volvo	(10)	(32)
Ford Asia Pacific Africa
Personnel-reduction actions	(8)	(12)
Mazda
Impairment of dealer network goodwill	—	(214)
Total Personnel and Dealer-Related Items - Automotive sector	(510)	(813)
Other Items:
Automotive Sector
Ford North America
Gain/(Loss) on sale of ACH plants	—	(305)
Fixed asset impairment charges	—	(5,300)
Ballard restructuring/Other	—	(70)
Total Ford North America	—	(5,675)
Ford Europe
Investment impairment and related charges	(100)	—
Volvo
Held-for-sale impairment	(650)	—
Held-for-sale cessation of depreciation and related charges	127	—
Total Volvo	(523)	—
Other Automotive
Liquidation of foreign subsidiary – foreign currency translation impact	(281)	—
Gain on debt securities exchanged for equity	—	73
Returns on assets held in TAA	3	—
Net gains on debt reduction actions	4,655	—
Total Other Automotive	4,377	73
Jaguar Land Rover
Sale-related/Other	3	75
Total Other Items – Automotive sector	3,757	(5,527)
Financial Services Sector
DFO Partnership impairment	(141)	—
Ford Credit net operating lease impairment charge	—	(2,086)
Gain on purchase of Ford Holdings debt securities	51	—
Total Other Items – Financial Services sector	(90)	(2,086)
Total	$3,157	$(8,426)
Included in Provision for/(Benefit from) income taxes are tax benefits of $102 million and $719 million for the first half of 2009 and 2008, respectively, that we consider to be special items.  For 2008, this amount primarily consists of the tax effects of the pre-tax special items listed above, and a $645 million benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.  Cost changes described below are measured at constant volume, mix and exchange, excluding special items and discontinued operations.

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first half of 2009 and 2008 (in millions), with Mazda and Jaguar Land Rover separated out from "ongoing" subtotals:

	First Half
	2009	2008	2009 Over/(Under) 2008
Ford North America *	$(1,823)	$(7,598)	$5,775

Ford South America	136	645	(509)

Ford Europe	(656)	1,307	(1,963)

Volvo	(1,019)	(303)	(716)

Ford Asia Pacific Africa	(129)	39	(168)
Total ongoing Automotive operations	(3,491)	(5,910)	2,419

Other Automotive	3,796	(520)	4,316
Total ongoing Automotive	305	(6,430)	6,735

Mazda	—	(62)	62

Jaguar Land Rover	3	75	(72)
Total Automotive sector	$308	$(6,417)	$6,725
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first half of 2009 and 2008 are shown below:

	First Half
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$21.0	$31.3	$(10.3)	(33)%	812	1,383	(571)	(41)%

Ford South America	3.3	4.2	(0.9)	(23)	204	211	(7)	(3)

Ford Europe	13.2	21.7	(8.5)	(39)	743	1,032	(289)	(28)

Volvo	5.5	8.5	(3.0)	(35)	148	213	(65)	(31)

Ford Asia Pacific Africa (d)	2.4	3.4	(1.0)	(31)	238	254	(16)	(6)
Total ongoing Automotive	45.4	69.1	(23.7)	(34)	2,145	3,093	(948)	(31)

Jaguar Land Rover	—	7.0	(7.0)	(100)	—	125	(125)	(100)
Total Automotive sector	$45.4	$76.1	$(30.7)	(40)	2,145	3,218	(1,073)	(33)
______

(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China, and for first quarter 2008, Malaysia by unconsolidated affiliates totaling about 118,000 and 104,000 units in the first half 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first half of 2009 and 2008, along with the level of dealer stocks as of June 30, 2009 and 2008, are shown below:

	Market Share					Dealer-Owned Stocks (a) (in thousands)
Market	2009	2008	2009 Over/(Under) 2008			2009	2008	2009 Over/(Under) 2008
United States (b)	15.2%	14.7%	0.5		pts.	344	559	(215)
South America (b) (c)	10.6	9.5	1.1			33	35	(2)
Europe (b) (d)	9.2	8.7	0.5			236	361	(125)
Volvo – United States/Europe (d)	0.6/1.2	0.6/1.4	—/	(0.2)		13/31	20/41	(7)/(10)
Asia Pacific Africa (b) (e) (f)	1.9	1.9	—			42	62	(20)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2008 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results primarily reflects the non-recurrence of fixed asset impairment charges in Ford North America ($5.3 billion), net gains on debt reduction actions ($4.7 billion), favorable cost changes ($2.4 billion), and favorable net pricing ($1.9 billion), offset partially by unfavorable volume and mix ($5.7 billion), a held-for-sale impairment at Volvo ($650 million), unfavorable changes in currency exchange rates (about $500 million), unfavorable retiree health care and related charges (about $400 million), and lower subsidiary profits (about $400 million).  The favorable cost changes primarily reflect lower structural costs, offset partially by higher net product costs.

The decrease in revenues primarily reflects unfavorable volume, the non-recurrence of Jaguar Land Rover revenues, and unfavorable currency exchange, offset partially by favorable net pricing.

The table below details our Automotive sector first half 2009 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$1.9
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care VEBA agreement	0.6
Advertising & sales promotions	Primarily reduced costs	0.4
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	0.4
Overhead	Primarily salaried personnel reductions	0.3
	Total	$3.6

Ford North America Segment.  The improvement in earnings primarily reflects the non-recurrence of fixed asset impairment charges, favorable cost changes, and favorable net pricing, offset partially by unfavorable volume and mix.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, pension and OPEB, spending-related, overhead, and advertising and sales promotion costs) and lower freight costs, offset partially by higher net product costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The decrease in earnings primarily reflects unfavorable changes in currency exchange rates, unfavorable cost changes, unfavorable volume and mix, and the costs associated with personnel reduction actions, offset partially by favorable net pricing.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The decline in results primarily reflects unfavorable volume and mix, lower earnings due to lower volumes at our consolidated joint ventures, the costs associated with personnel reduction actions, an investment impairment, and unfavorable changes in currency exchange rates, offset partially by favorable net pricing and favorable cost changes.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotion, and spending related costs), offset partially by higher net product costs.

Volvo Segment.  The decline in earnings is more than explained by unfavorable volume and mix, a held-for-sale impairment, and unfavorable net pricing, offset partially by favorable cost changes, favorable changes in currency exchange rates, and held-for-sale cessation of depreciation.  The favorable cost changes are more than explained by lower structural costs (including lower advertising and sales promotion, manufacturing and engineering, and overhead costs) and lower net product costs.

Ford Asia Pacific Africa Segment.  The decline in results primarily reflects unfavorable volume and mix, offset partially by favorable cost changes.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotion, and overhead costs), offset partially by higher net product costs.

Other Automotive.  The improvement in results is more than explained by net gains on debt reduction actions (discussed in more detail in "Liquidity and Capital Resources" and Note 7 of the Notes to the Financial Statements).

Mazda Segment.  In the fourth quarter of 2008, we sold a significant portion of our investment in Mazda.  Our remaining ownership interest is treated as marketable securities, with mark-to-market adjustments reported in Other Automotive.

Jaguar Land Rover Segment.  During the second quarter of 2008, we sold our Jaguar Land Rover operations.

FINANCIAL SERVICES SECTOR

Results of Operations

Details by segment or business unit of Revenues and Income/(Loss) before income taxes for the first half of 2009 and 2008 are shown below:

	First Half
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008

Ford Credit	$6.4	$8.0	$(1.6)	$610	$(2,348)	$2,958
Other Financial Services	0.2	0.2	—	(167)	(8)	(159)
Total	$6.6	$8.2	$(1.6)	$443	$(2,356)	$2,799

Ford Credit

The improvement in pre-tax results primarily reflects the non-recurrence of the 2008 impairment charge to Ford Credit's North America operations operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion), lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values ($1 billion), and net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million).  The increase in earnings also reflects the non-recurrence of net losses related to market valuation adjustments to derivatives ($159 million), a lower provision for credit losses more than explained by lower reserve increases (about $90 million), and lower operating costs, offset partially by other expenses including restructuring costs (about $60 million).  These factors were offset partially by lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $600 million), and the non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Ford Credit's operations and unallocated risk management for the first half of 2009 and 2008 are shown below:

	First Half
	2009	2008	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
North America operations	$595	$(2,568)	$3,163
International operations	6	370	(364)
Unallocated risk management*	9	(150)	159
Income/(Loss) before income taxes	610	(2,348)	2,958
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	210	(945)	1,155
Net income/(loss)	$400	$(1,403)	$1,803
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The improvement in North America operations pre-tax results primarily reflects non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, net gains related to unhedged currency exposure from cross-border intercompany lending, and a lower provision for credit losses.  These factors were offset partially by lower volume.  The decrease in Ford Credit's International operations pre-tax earnings primarily reflected non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations, a higher provision for credit losses primarily reflecting losses in Spain, lower volume, and lower financing margin primarily in Mexico.  The change in unallocated risk management reflects non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The following table shows worldwide charge-offs (credit losses, net of recoveries) for Ford Credit during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	First Half
	2009	2008	2009 Over/(Under) 2008
On-Balance Sheet
Charge-offs (in millions)	$617	$475	$142
Loss-to-receivables ratio	1.15%	0.67%	0.48	pts.

Memo:
Charge-offs – managed (in millions)	$621	$497	$124
Loss-to-receivables – managed	1.16%	0.68%	0.48	pts.

The increase in charge-offs and loss-to-receivables ratios primarily reflected higher credit losses in Spain, offset partially by lower charge-offs in the United States.  Charge-offs in the United States declined during the first half of 2009, reflecting lower severity and lower other losses, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs.

Other Financial Services

The decline in earnings primarily reflects the impairment of Ford Credit's investment in DFO Partnership and the non-recurrence of gains related to real estate transactions, offset partially by a gain by Ford Holdings related to the purchase of $69 million principal amount of outstanding unsecured notes for $18 million in cash.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 97% of Ford Credit's total investment in operating leases at June 30, 2009 (in thousands, except for percentages):

	Second Quarter		First Half
	2009	2008	2009	2008
Placements	15	106	35	219
Terminations	118	110	202	204
Returns	101	94	176	173

Memo:
Return rates	86%	85%	87%	85%

In the second quarter of 2009, placement volumes were down 91,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in our marketing programs which emphasized retail installment sale contracts.  While Ford Credit continues to offer leasing to customers who prefer this product, the present funding environment has made leasing less economical for Ford Credit and for consumers.  This has contributed to a reduction in Ford Credit's lease originations and over time will reduce Ford Credit's residual risk exposure.

In the second quarter of 2009, termination and return volumes were higher compared with the same period a year ago consistent with the higher mix of 39-month lease placements starting in 2006 and higher Mazda volume.  Higher overall return rates reflect higher return rates for Jaguar, Land Rover, Volvo, and Mazda brand vehicles.

In the first half of 2009, placement volumes were down 184,000 units compared with the same period a year ago.  Termination volumes decreased 2,000 units compared with the same period a year ago.  Return volumes increased 3,000 units compared with the same period a year ago, reflecting higher return rates for cars and crossovers.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience.  The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant second quarter 2009 vehicle mix for lease terms comprising about 62% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Second Quarter		First Half
Returns	2009	2008	2009	2008
24-Month term	15	24	31	53
36-Month term	20	14	42	28
39-Month term/Other term	11	5	17	10
Total returns	46	43	90	91

Memo:
Return rates	83%	87%	86%	87%

Auction Values at Constant Second Quarter 2009 Vehicle Mix
24-Month term	$18,170	$16,090	$17,375	$16,830
36-Month term	13,770	12,685	13,190	13,025

In the second quarter of 2009, Ford, Lincoln, and Mercury brand U.S. return volumes were up 3,000 units compared with the same period a year ago, primarily reflecting higher terminations offset partially by a lower return rate, down four points to 83%, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  Auction values at constant second quarter 2009 mix were up $2,080 per unit from year ago levels for vehicles under 24-month leases, and up $1,085 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.  Auction values, at constant second quarter 2009 mix, improved compared with the first quarter of 2009 for vehicles under 24-month and 36-month leases by $1,485 per unit and $1,045 per unit, respectively.

In the first half of 2009, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been heavily impacted by the global economic crisis, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors, and the costs associated with transforming our business, put significant pressure on our Automotive liquidity.  While the economic environment remains difficult, we believe that our continued focus on delivering on our plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient funding available with a high degree of certainty throughout the business cycle; our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash those assets contained in a VEBA trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees, that were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").  Consistent with our UAW agreement, in 2008 we reclassified out of our Automotive gross cash calculation the short-term VEBA assets and TAA securities.  Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Cash and cash equivalents	$11.9	$8.1	$6.4	$16.9	$18.7	$20.7
Marketable securities (a)	9.7	13.5	9.3	5.1	6.6	2.0
Loaned securities	—	—	—	7.4	6.7	10.3
Total cash, marketable securities, and loaned securities	21.6	21.6	15.7	29.4	32.0	33.0
Securities-in-transit (b)	(0.2)	—	—	(0.1)	(0.7)	(0.3)
UAW-Ford TAA	(0.4)	(0.3)	(2.3)	(2.7)	(2.6)	—
Short-term VEBA assets	—	—	—	—	—	1.9
Gross cash	$21.0	$21.3	$13.4	$26.6	$28.7	$34.6
________
(a)
Included at June 30, 2009, March 31, 2009, and December 31, 2008 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $357 million, $357 million, and $492 million, respectively; the estimated fair value is $348 million, $309 million, and $437 million, respectively.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in the TAA and VEBA on gross cash, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash.  This differs from a cash flow statement presented in accordance with U.S. GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2009	2008 (a)	2009	2008 (a)
Gross cash at end of period	$21.0	$26.6	$21.0	$26.6
Gross cash at beginning of period (b)	21.3	28.7	13.4	34.6
Total change in gross cash	$(0.3)	$(2.1)	$7.6	$(8.0)

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$(1.0)	$(0.7)	$(2.9)	$—
Capital expenditures	(1.0)	(1.6)	(2.4)	(2.9)
Depreciation and special tools amortization	1.1	1.5	2.2	3.0
Changes in receivables, inventories and trade payables	1.0	(2.2)	2.3	(1.6)
Other (c)	(0.5)	0.7	(2.8)	(1.2)
Subtotal	(0.4)	(2.3)	(3.6)	(2.7)
Up-front subvention payments to Ford Credit (b)	(0.6)	(0.8)	(1.1)	(1.6)
Total operating-related cash flows	(1.0)	(3.1)	(4.7)	(4.3)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.2)	(0.2)	(0.5)	(0.3)
Contributions to funded pension plans	(0.3)	(0.2)	(0.7)	(0.8)
Net effect of TAA/VEBA on gross cash (d)	(0.1)	—	1.9	(4.5)
Tax refunds and tax payments from affiliates	—	—	0.3	0.9
Acquisitions and divestitures	(0.1)	1.7	(0.1)	1.8
Net proceeds from/(Payments on) Automotive sector debt (e)	(0.2)	—	9.7	—
Other (f)	1.6	(0.3)	1.7	(0.8)
Total change in gross cash	$(0.3)	$(2.1)	$7.6	$(8.0)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
In the second quarter of 2009, Other Operating-related cash flows were primarily driven by timing differences between the expensing of retiree health care payments and the payment of those expenses and in-transit receivables.

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

(e)	First half 2009 primarily reflects $10.1 billion in proceeds from a revolving loan under our secured Credit Agreement, as discussed below.
(f)	Second quarter 2009 primarily reflects $1.6 billion in proceeds from equity issuance.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the second quarter and first half of 2009 and 2008 (in billions):

	Second Quarter		First Half
	2009	2008 (a)	2009	2008 (a)
Cash flows from operating activities of continuing operations (b)	$0.1	$(2.2)	$(2.2)	$(1.6)
Items included in operating-related cash flows
Capital expenditures	(1.0)	(1.6)	(2.4)	(2.9)
Net transactions between Automotive and Financial Services sectors (c)	(0.3)	(0.7)	(0.9)	(1.3)
Net cash flows from non-designated derivatives	(0.2)	0.6	—	0.8
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits accrual	0.2	0.2	0.5	0.3
Contributions to funded pension plans	0.3	0.2	0.7	0.8
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.3)	(0.9)
Other (b)	(0.1)	0.4	(0.1)	0.5
Operating-related cash flows	$(1.0)	$(3.1)	$(4.7)	$(4.3)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity Issuance.  On May 18, 2009, we issued 345 million shares of Ford Common Stock pursuant to a public offering at a price of $4.75 per share, resulting in total gross proceeds of about $1.6 billion.

Secured Credit Agreement.  Pursuant to our Credit Agreement, at June 30, 2009, we had outstanding $4.6 billion of secured term loans maturing on December 15, 2013, and $10.1 billion of revolving loans maturing on December 15, 2011.

Due to concerns about the instability in the capital markets and the uncertain state of the global economy, on February 3, 2009, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement to ensure access to these funds.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not funded because LCPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  LCPI assigned $110 million of its commitment to other lenders, and these assignee lenders' commitments were funded, primarily in the third quarter of 2009.  On July 10, 2009, we terminated the remaining LCPI commitment of $780 million.  Consequently, as of the date of this report, the total committed capacity of the revolving credit facility under the Credit Agreement is $10.7 billion, of which $10.2 billion has been borrowed and about $500 million is being utilized for letters of credit.  Based on our current planning assumptions for the period 2009 - 2011, we do not anticipate using these funds for operational requirements; it is possible, however, that we will use some of the funds on a short-term basis (e.g., during our annual summer shutdown periods) in accordance with our intended purpose in establishing this revolving line of credit.

U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program ("ATVM Program").  As disclosed in our Current Report on Form 8-K dated June 23, 2009 ("June 2009 Form 8-K Report"), we entered into a conditional commitment letter ("Conditional Commitment Letter") with the U.S. Department of Energy ("DOE"), pursuant to which the DOE is willing to arrange a loan facility under its ATVM Program in the aggregate principal amount of $5.9 billion to fund over time qualifying expenses related to the development of advanced technology vehicles.  The DOE's commitment under the Conditional Commitment Letter is subject to, among other things, preparation and execution of definitive agreements.  Advances against the total principal amount available for borrowing under this facility may be requested through June 30, 2012.  Each advance under this facility will bear interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.  The principal amount of the loans under this facility will be payable in equal quarterly installments commencing on September 15, 2012 through June 30, 2022.  For additional detail, refer to the Conditional Commitment Letter filed as Exhibit 99.1 to the June 2009 Form 8-K Report.

As disclosed in our Current Report on Form 8-K dated July 22, 2009 ("July 2009 Form 8-K Report"), in support of the Conditional Commitment Letter we entered into an amendment to the Credit Agreement that, among other things, permits certain U.S. government debt up to an aggregate principal amount of $10.4 billion to be secured on a second lien basis by the collateral securing the Credit Agreement.  For additional detail, refer to the amendment to the Credit Agreement filed as Exhibit 10.1 to the July 2009 Form 8-K Report.

Other Credit Facilities.*  Excluding the Credit Agreement, at July 1, 2009 we had $593 million of other contractually-committed Automotive credit facilities with financial institutions, including $25 million of worldwide unsecured credit facilities and $568 million of local credit facilities to foreign affiliates.  Of the $593 million of contractually-committed credit facilities, $152 million has been utilized.  Of the $441 million available for use, $30 million will expire in 2010, $355 million will expire in 2012, and $56 million will expire in 2013.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2008 Form 10-K Report.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	June 30, 2009	December 31, 2008
Gross cash	$21.0	$13.4
Less:
Long-term debt	24.3	23.0
Debt payable within one year	1.8	1.2
Total debt	26.1	24.2
Net cash/(debt)	$(5.1)	$(10.8)

The change in total debt primarily is explained by the $10.1 billion draw on our revolving line of credit pursuant to the Credit Agreement discussed above and debt reduction transactions, discussed below, that were completed in the first half of 2009.
__________
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Debt Reduction Actions.  We undertook the following transactions during the first quarter of 2009 (the last two of which were completed on April 8, 2009), which reduced our Automotive debt by a total of $10.1 billion principal amount (with a carrying value of $8.5 billion):

•	A private market transaction, completed in January 2009, pursuant to which we purchased $165 million principal amount of our outstanding unsecured notes for $37 million in cash.

•
A cash tender offer by Ford Credit for our secured term loan under the Credit Agreement, pursuant to which Ford Credit purchased from lenders thereof $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which, consistent with previously-announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the repurchased secured term loan was forgiven.  Approximately $4.6 billion aggregate principal amount of the secured term loan remains outstanding.

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

The table below shows the carrying value (in billions) of our outstanding Automotive debt:

	March 31, 2009	Second Quarter Debt Reduction Actions*	Other Actions	June 30, 2009
Public unsecured debt securities	$9.0	$(3.4)	$—	$5.6
Convertible Notes	3.3	(2.9)	—	0.4
Total unsecured notes	12.3	(6.3)	—	6.0

Subordinated convertible debentures	3.0	—	—	3.0
Total unsecured debt	15.3	(6.3)	—	9.0

Secured term loan	4.6	—	—	4.6
Secured revolving loan	10.1	—	—	10.1
Total secured debt	14.7	—	—	14.7

International/Other U.S. debt	2.1	—	0.3	2.4
Total Automotive debt	$32.1	$(6.3)	$0.3	$26.1
__________
*	Excludes elimination of $1.4 billion of unamortized discount initially recognized with the adoption of FSP APB 14-1 on January 1, 2009.

See Note 7 of the Notes to the Financial Statements for our debt maturity table as of June 30, 2009 and additional debt disclosures.

Amendment to UAW Retiree Health Care Settlement Agreement.  As disclosed in our July 2009 Form 8-K Report, on July 23, 2009, we entered into an amendment to the UAW Retiree Health Care Settlement Agreement (the "Settlement Agreement") described in Note 23 of the Notes to the Financial Statements in our 2008 Form 10-K Report.  The Settlement Agreement established a new Voluntary Employee Beneficiary Association trust (the "New VEBA") that on December 31, 2009 would assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents.  The amendment to the Settlement Agreement ("Amended Settlement Agreement") was filed as Exhibit 10.2 to the July 2009 Form 8-K Report.

The Amended Settlement Agreement provides for smoothing of payment obligations and provides us the option to use Ford Common Stock to satisfy up to approximately 50% of our future payment obligations to the New VEBA.  The Amended Settlement Agreement is subject to final court approval and other conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the event that the Amended Settlement Agreement is approved by the court and the other conditions to its implementation are met, we will issue to the New VEBA two notes, Note A and Note B, which will have covenants and events of default that mirror those contained in the Credit Agreement.  These notes will be issued to the New VEBA in lieu of:  (i) the notes contemplated to be issued under the Settlement Agreement (i.e., a 5.75% Senior Convertible Note due January 1, 2013 in the principal amount of $3,334 million, a 9.5% Guaranteed Secured Note due January 1, 2018 in the principal amount of $3 billion, and a 9% Short Term Note due December 31, 2009 in the principal amount of $2,281.91 million, which represented the value of the assets at December 31, 2008 in the TAA established under the Settlement Agreement (together, the "Old Notes")), and (ii) the base amount payments consisting of annual installments of $52.3 million payable through 2022 under the Settlement Agreement.

Note A, a non-interest bearing note in the principal amount of $6,705.47 million, will require us to make cash payments to the New VEBA beginning on December 31, 2009, and thereafter on June 30 of each year in the period 2010 through 2022.  Note B, a non-interest bearing note in the principal amount of $6,511.85 million, also will require us to make payments to the New VEBA beginning on December 31, 2009, and thereafter on June 30 of each year in the period 2010 through 2022.  Note B, however, gives us the option, subject to certain conditions, of making each payment in cash, Ford Common Stock, or a combination of cash and Ford Common Stock with any Ford Common Stock to be delivered in satisfaction of such payment obligation being valued based on the volume-weighted average price per share for the 30 trading-day period ending on the second business day prior to the relevant payment date.  The aggregate principal amount of Note A and Note B (i.e., $13.2 billion), and the amortization thereof, represent approximately the equivalent value of:  (i) the principal amounts of and interest payments on the Old Notes, (ii) the annual $52.3 million base payment amounts, and (iii) an additional $25 million per year during the period 2009 through 2018, which is intended to cover transaction costs the New VEBA may incur in selling any shares of Ford Common Stock delivered pursuant to the terms of Note B.  Note A and Note B do not include or represent amounts constituting assets in the existing internal VEBA ($2.7 billion at December 31, 2008) or interest payments on the Old Notes and base amount payments made since January 1, 2009 and prior to December 31, 2009 into the TAA.  These assets or amounts will be transferred in accordance with the original terms of the Settlement Agreement.

Under the Amended Settlement Agreement, we also will issue to the New VEBA a warrant entitling it to purchase approximately 362 million shares of Ford Common Stock at an exercise price of $9.20 per share, which is intended to mirror the economic value of the conversion option in the Convertible Note provided for in the Settlement Agreement.  In addition, an amended securityholder and registration rights agreement provides for certain hedging restrictions, certain sales restrictions relating to Note A and Note B as well as the warrant and shares of Ford Common Stock, and customary registration rights relating to the sale of shares of Ford Common Stock received by the New VEBA pursuant to our stock payment option in respect of Note B, as well as the warrant and shares of Ford Common Stock issued upon the exercise thereof.

For additional detail, see the Amended Settlement Agreement filed as Exhibit 10.2 to the July 2009 Form 8-K Report.

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

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and improve our balance sheet.  The actions described above are consistent with this priority.  Based on our current planning assumptions, including those discussed in "Outlook" below, and subject to the risks set forth in "Risk Factors" below, we believe we have sufficient liquidity and capital resources to continue to transform our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due (including the $10.2 billion revolving loan maturing on December 15, 2011), and provide us a cushion against the uncertain global economic environment.  In addition, we will continue to pursue actions to improve our balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Debt.  At June 30, 2009, Ford Credit's debt was $104.9 billion compared with $126.5 billion at year-end 2008.  At June 30, 2009, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, primarily reflecting about $9 billion of debt maturities offset partially by about $1 billion of new unsecured long-term debt issuance.  Unsecured long-term debt maturities were as follows: 2009 — $7 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.  At June 30, 2009, asset-backed long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Funding Strategy.  Ford Credit's funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  As a result of lower unsecured credit ratings assigned to Ford Credit over the past few years, its unsecured funding costs have increased over time.  While Ford Credit has accessed the unsecured debt market when available, Ford Credit has increased its use of securitization funding as it has been more cost effective than unsecured funding and has allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet most of its 2009 funding requirements through securitization transactions, a significant portion of which will consist of eligible issuances pursuant to government-sponsored securitization funding programs.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce Ford Credit's funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and partnering by FCE Bank plc ("FCE") with various institutions in Europe for full service leasing and retail and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.  Ford Credit has applied for Federal Deposit Insurance Corporation ("FDIC") and State of Utah approval for an industrial loan corporation, which if approved will allow Ford Credit to obtain a limited amount of funding by issuing FDIC-insured certificates of deposit.

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  Ford Credit continues to face the challenges of the global credit crisis, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on its committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitization transactions, shorter maturities in Ford Credit's public and private securitization issuances in certain circumstances, and a reduction in its capacity to obtain derivatives to manage market risk, including interest rate risk, in its securitization programs.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including:

•	Continued disruption in the market for the types of asset-backed securities used in Ford Credit's asset-backed funding;
•	Inability to access government-sponsored securitization funding programs; or
•	Potential impact of industry events on Ford Credit's ability to access debt and derivative markets or renew its committed liquidity programs in sufficient amounts and at competitive rates.

As a result, Ford Credit may need to reduce further the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

Government-Sponsored Securitization Funding Programs.  Ford Credit's near-term funding sources include government-sponsored securitization funding programs.  Due to the present global credit crisis and Ford Credit's limited access to public and private unsecured and securitization markets, Ford Credit expects a significant portion of its funding in 2009 will consist of eligible issuances pursuant to these government-sponsored securitization funding programs.

The U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF") became effective in March 2009.  To appeal to a broad investor base for Ford Credit's asset-backed securities, Ford Credit plans to make the majority of its 2009 public U.S. asset-backed auto loan and lease securitization transactions eligible for TALF.  Through July 31, 2009, Ford Credit completed four TALF-eligible securitization transactions totaling about $6.7 billion, including about $5.9 billion of retail loan securitization transactions and about $800 million for a lease securitization transaction.

At June 30, 2009, FCE had about $2.1 billion of outstanding short-term funding under the ECB's open market operations program, under which these obligations are backed by either notes or receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit Facility which is intended to provide asset-backed funding for automotive and commercial loans and leases.  Ford Credit is evaluating funding under this program and any other global government-sponsored securitization funding programs for which it is eligible.

At this time, Ford Credit does not meet the credit rating requirements under TALF and the Canadian Secured Credit Facility for Ford Credit's wholesale securitization transactions.  Ford Credit continues to work toward gaining eligibility for wholesale receivables under these programs.  Continued inability to obtain access to these government-sponsored securitization funding programs for Ford Credit's issuances would require reliance on private funding sources and/or would limit its ability to finance future receivables.

In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and, as announced by the Federal Reserve in June, sales now can be made through February 1, 2010.  At June 30, 2009, Ford Credit had an outstanding balance of $2 billion of FCAR asset-backed commercial paper issued to the CPFF.

Term Funding Plan.  The following table shows Ford Credit's public and private term funding issuances in 2008 and through July 31, 2009, and its planned issuances for full-year 2009 (in billions):

	2009
	Full-Year Forecast		Through July 31	2008 Actual
Public Term Funding
Unsecured	$	~ 3	$1	$2
Securitization Transactions (a)		14 – 17	8	11
Total public term funding		$17 – 20	$9	$13

Private Term Funding (b)		$5 – 10	$5	$29
__________
(a)	Reflects new issuance; excludes other structured financings.
(b)	Includes private term debt, securitization transactions, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through July 31, 2009, Ford Credit completed about $9 billion of public term funding transactions, including about $7 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, and about $1 billion of lease asset-backed securitization transactions in the United States and Germany.  Ford Credit expects its full-year 2009 public term funding requirements to be between $17 billion and $20 billion.

Through July 31, 2009, Ford Credit completed about $5 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program) in several markets.  These private transactions included retail, lease, and wholesale asset-backed securitization transactions.  Ford Credit expects its full-year 2009 private term funding to be between $5 billion and $10 billion.

Through July 31, 2009, Ford Credit completed about $14 billion of public and private term funding, which is about 50% of its full-year plan.

On July 30, 2009, Ford Credit entered into an underwriting agreement for the public issuance of $1.75 billion principal amount of its 7.50% Notes due August 1, 2012.  The unsecured notes were offered at a price of 91.589% of their principal amount, which results in a yield of 10.875% and net proceeds to Ford Credit of about $1.6 billion.  The transaction is scheduled to settle on August 6, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	June 30, 2009	December 31, 2008
Cash, cash equivalents, and marketable securities (a)	$19.1	$23.6

Committed liquidity programs	24.4	28.0
Asset-backed commercial paper ("FCAR")	10.4 (b)	15.7
Credit facilities	1.4 (b)	2.0
Committed capacity	36.2	45.7
Committed capacity and cash	55.3	69.3
Less: Capacity in excess of eligible receivables	(7.0)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(5.9)	(5.5)
Liquidity	42.4	59.0
Less: Utilization	(22.7)	(37.6)
Liquidity available for use	$19.7	$21.4
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	As of July 1, 2009.

At June 30, 2009, Ford Credit's committed capacity and cash totaled $55.3 billion, of which $42.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7 billion and cash required to support on-balance sheet securitization transactions of $5.9 billion).  At June 30, 2009, $22.7 billion was utilized, leaving $19.7 billion available for use (including $13.2 billion of cash, cash equivalents and marketable securities, but excluding marketable securities related to insurance activities, and cash and cash equivalents to support on-balance sheet securitization transactions).

At June 30, 2009, Ford Credit's liquidity available for use was lower than year-end 2008 by $1.7 billion, as debt maturities and cash payments were greater than the impact of lower receivables and new debt issuance.  The decline in liquidity available for use from December 31, 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods.  Liquidity available for use was about 20% of managed receivables, compared with 18% at year-end 2008.  In addition to the $19.7 billion of liquidity available for use, the $7 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations, and gives Ford Credit flexibility to shift capacity to alternate markets and asset-classes or to absorb reductions in committed capacity.

Cash, Cash Equivalents and Marketable Securities.  At June 30, 2009, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.1 billion, compared with $23.6 billion at year-end 2008.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $20.4 billion at June 30, 2009 ($11.5 billion retail and $8.9 billion wholesale) of which $8.4 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $16.1 billion having maturities within the next twelve months (of which $5.5 billion relates to FCE commitments), and the balance having maturities between December 2010 and October 2011.  As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit's ability to obtain interest rate hedging arrangements for securitization transactions.  At June 30, 2009, $12.8 billion of these commitments were in use.  These programs generally are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, Ford Credit has a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at Ford Credit's option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program also is free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At June 30, 2009, Ford Credit had $2.7 billion of outstanding funding in this program.

Asset-Backed Commercial Paper.  At July 1, 2009, Ford Credit had $10.4 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  This included $114 million provided by Lehman Brothers Bank, FSB, which was guaranteed by Lehman Brothers Holdings Inc. ("Lehman").  On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Of the $10.4 billion of contractually-committed liquidity facilities, $4.4 billion are committed through June 28, 2010, $174 million are committed through June 30, 2011, and $5.8 billion are committed through June 29, 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit's having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At July 1, 2009, $10 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At July 1, 2009, the outstanding commercial paper balance for the FCAR program was $8.5 billion, of which $2 billion was issued to the CPFF, and $1.9 billion was held by Ford Credit.

Credit Facilities.  At July 1, 2009, Ford Credit and its subsidiaries, including FCE, had $1.4 billion of contractually-committed unsecured credit facilities with financial institutions, of which $721 million were available for use.  Of the lines available for use, $18 million expire in 2009, $282 million expire in 2010, and $421 million expire in 2011.  Of the $1.4 billion of contractually-committed credit facilities, $73 million constitute Ford Credit local credit facilities, $1.3 billion are FCE worldwide credit facilities, and $17 million are local FCE credit facilities.  The FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	June 30, 2009	December 31, 2008

Total debt	$104.9	$126.5
Equity	10.3	10.6
Financial statement leverage (to 1)	10.2	12.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	June 30, 2009	December 31, 2008

Total debt	$104.9	$126.5
Securitized off-balance sheet receivables outstanding	0.1	0.6
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.1)	(23.6)
Adjustments for derivative accounting (b)	(0.2)	(0.4)
Total adjusted debt	$85.6	$103.0

Equity	$10.3	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.2	$10.4

Managed leverage (to 1)	8.4	9.9
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At June 30, 2009, Ford Credit's managed leverage was 8.4 to 1, compared with 9.9 to 1 at December 31, 2008.  In the second quarter of 2009, Ford Credit did not pay any distributions.  For additional information on Ford Credit's planned 2009 – 2010 distributions, see the "Outlook" section.

On-Balance Sheet Securitization Transactions

Most of Ford Credit's securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in its financial statements.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For wholesale securitization transactions, the amount of Ford Credit's participation interest fluctuates on the outstanding receivable and debt levels of the respective trusts.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitizations are as follows (in billions):

	June 30, 2009	December 31, 2008
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitization transactions*	$80.3	$89.3
Cash and cash equivalents balances to be used only to support the on-balance sheet securitization transactions	5.9	5.5
Debt payable only out of collections on the underlying securitized assets and related enhancements*	58.6	72.2
________
*
Includes assets pledged as collateral of $3.4 billion and $1.4 billion and the related secured debt arrangements of $2.3 billion and $1.1 billion as of June 30, 2009 and December 31, 2008, respectively.

Off-Balance Sheet Arrangements

Ford Credit has not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions) since January 2007, which is consistent with Ford Credit's plan to execute on-balance sheet securitization transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Total Equity/(Deficit) Attributable to Ford Motor Company.  Total equity/(deficit) attributable to Ford Motor Company was negative $9.4 billion at June 30, 2009, an improvement of $5.1 billion compared with December 31, 2008.  The improvement primarily reflects favorable changes in Capital in excess of par value of stock, primarily the Common Stock offering and the Convertible Notes conversion; favorable changes in Accumulated other comprehensive income/(loss) (see Note 19 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company); and favorable changes in Retained earnings, which primarily relate to first-half net income attributable to Ford Motor Company.

Credit Ratings.  Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

•	DBRS Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody’s"); and
•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

The following rating actions were taken since the filing of our First Quarter 2009 Form 10-Q Report.

Ford	▪	No rating actions were taken, although S&P revised its outlook for Ford to Developing from Negative on July 27, 2009.

Ford Credit	▪
In April 2009, Fitch downgraded certain notes of Ford Credit's rated U.S. wholesale securitizations, and Moody’s and S&P downgraded certain notes of FCE’s rated wholesale securitizations.  In May 2009, Moody's downgraded certain notes of FCE's rated retail and lease securitizations.  On July 27, 2009, S&P revised its outlook for Ford Credit to Developing from Negative.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	CCC (high)	CCC	B (low)	Negative	B (low)	R-5	Negative
Fitch	CCC	CC	B	Negative	B-	C	Negative
Moody's	Caa3	Ca	Caa1	Negative	Caa1	NP	Negative
S&P	CCC+	CCC-	CCC+	Developing	CCC+*	NR	Developing
__________
*     S&P assigns FCE a long-term senior unsecured rating of B-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Although the economic environment remains challenging, we believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right tools to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our current planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2008 10-K Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 ("First Quarter 2009 Form 10-Q Report"), as well as updates thereto in this Report.

Our current projection of upcoming vehicle production for certain segments is as follows (in thousands):

	Third Quarter 2009
	Vehicle Unit Production	Over/(Under) 2008
Ford North America	485	67
Ford Europe	385	(9)
Volvo	74	2

We expect weak industry sales volume across most markets for the remainder of the year, with our current expectation that global industry sales volume will decline by about 10% for full-year 2009 compared with 2008.  This primarily reflects continued weak conditions in the U.S. market, with more modest declines in the markets we track in Europe as a result of substantial government-sponsored vehicle scrappage programs.

Our current planning assumptions for 2009 include the following:

Industry Volume (a)	Full-Year Plan	First Half Results	Full-Year Outlook
(million units)
–United States	10.5 – 12.5	9.8	10.5 – 11.0
–Europe (b)	12.5 – 13.5	15.4	15.0 – 15.5

Operational Metrics
Compared with 2008:
–Quality – United States	Improve	Improved	On Track
–Quality – International	Improve	Mixed	Mixed
–Automotive Structural Costs (c)	Improve by About $4 Billion	Improved by $3.6 Billion	Improve by More Than $4 Billion
–U.S. Market Share (Ford Lincoln Mercury)	Stabilize	15.2%	Improve
–U.S. Share of Retail Market (d)	Stabilize	12.8%	Improve
–Europe Market Share (b)	Equal / Improve	9.2%	Improve
–Automotive Operating-Related Cash Flow (e)	Negative but Significantly Improved	$(4.7) Billion	On Track
Absolute Amount:
–Capital Spending	$5 Billion – $5.5 Billion	$2.4 Billion	On Track
__________
(a)	Seasonally adjusted annual rate; includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business" of our 2008 Form 10-K Report.
(c)	At constant volume, mix and exchange; excluding special items.
(d)	Compared with full-year 2008 share of retail market of 12.1%; first half 2009 results are a preliminary estimate.
(e)	See "Liquidity and Capital Resources" above for reconciliation to U.S. GAAP.

The global economic downturn continues to impact financial markets.  Tight consumer credit markets, increased unemployment levels and continuing weakness in consumer and business confidence are negatively impacting industry sales volume.  The tight credit markets and decreased industry sales volume also continue to negatively impact our suppliers – a number of which have filed for bankruptcy – and our dealers.

Some leading indicators, however, suggest conditions may be stabilizing – including consumer confidence gradually increasing, indicators of manufacturing activity improving, and China's economic recovery.  Related to these developments, upward pressure on commodity prices also has resumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Despite the challenging economic environment, we remain on track to exceed our goal of reducing Automotive structural costs by about $4 billion during 2009.  We expect cost reductions during the second half of the year to be less than in the first half, however, reflecting the significant cost reductions achieved during the second half of 2008.

Based on our current planning assumptions, we expect Automotive operating-related cash outflows in the second half of 2009 to improve from first half levels, and we continue to expect that full-year 2009 Automotive operating-related cash outflows will be significantly improved from 2008.  Due to substantial improvements during the second quarter of 2009, however, third quarter Automotive operating-related cash outflow may not improve sequentially as previously anticipated.

Ford Credit expects its second half 2009 pre-tax profits to be lower than its first half 2009 pre-tax profits.  Ford Credit does not expect the net gains on unhedged currency exposures from cross-border intercompany lending or improvements in lease residual losses in the amounts experienced during the second quarter of 2009 to continue at similar levels.  In addition, a continuing decline in receivables will contribute to lower second half 2009 results.

At year-end 2009, Ford Credit anticipates managed receivables to be in the range of $85 billion to $95 billion, compared with $100 billion at June 30, 2009.  The decrease, which primarily reflects lower industry volumes and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, will reduce Ford Credit's funding requirements.

Consistent with Ford Credit's previously-announced plans, it expects to pay total distributions to us of about $2 billion in 2009 – 2010, which includes the non-cash distribution of about $1.1 billion made in the first quarter of 2009.  Ford Credit will balance future distributions with the successful execution of its funding plan.

Based on our current planning assumptions, and subject to the risks set forth under "Risk Factors" below, we believe we are on track for total Company and Ford North America pre-tax results and Automotive operating-related cash flow to be at or above breakeven in 2011.  For pre-tax results, this excludes special items, such as expenses related to our planned facility closures in 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued or worsening financial crisis;
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events, or other factors;
•	Decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors;
•	A further increase in or acceleration of market shift away from sales of trucks, SUVs, or other more profitable vehicles, particularly in the United States;
•	A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;
•	Adverse effects from the bankruptcy of, government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Restriction on use of tax attributes from tax law "ownership change";
•
Economic distress of suppliers that may require us to provide financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity, or cause production disruptions;

•	Single-source supply of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Inability to implement the amended Retiree Health Care Settlement Agreement regarding UAW hourly retiree health care;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);
•	Discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
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

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2008 Form 10-K Report and First Quarter 2009 Form 10-Q Report.

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

Assumptions and Approach Used.  In the fourth quarter of 2008, we performed annual goodwill impairment testing for our Volvo reporting unit.  We compared the carrying value of our Volvo reporting unit to its fair value, and concluded that the goodwill was not impaired.  We performed this measurement relying primarily on the income approach, applying a discounted cash flow methodology.  Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50%.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year-end.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50%) such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")).  During 2007, we recorded an additional valuation allowance of $1.4 billion (including about $700 million resulting from the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48")).  Taxable losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.8 billion at December 31, 2008.  Upon adoption of FSP APB 14-1, the December 31, 2008 valuation allowance was reduced by about $600 million to $17.2 billion.  Taxable losses during the first half of 2009, primarily in the United States, increased the valuation allowance by about $300 million to a balance of $17.5 billion at June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A return to profitability in our North America operations would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but we may not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  As discussed above, however, we have heavily weighted the objectively-measured recent financial reporting losses and, for these purposes, given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, and concluded as of June 30, 2009 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly, we have recorded a full valuation allowance against the net deferred tax assets.

At June 30, 2009 and December 31, 2008 our net deferred tax assets, net of the valuation allowances of $17.5 billion and $17.2 billion, respectively, were $1.2 billion and $1.1 billion, respectively.  Unlike our U.S. operations where, considering the pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at June 30, 2009 and December 31, 2008, we recognized a net deferred tax asset of $1.6 billion and $1.4 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  Even with lower volumes and higher credit losses in the recent past as discussed in "Results of Operations" above, FCE operations remain profitable in the first half of 2009.  If, in the future, FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 ("SFAS No. 166").  This standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets.  SFAS No. 166 also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained.  SFAS No. 166 is effective for us as of January 1, 2010, and early adoption is prohibited.  We are addressing the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167").  This standard amends the consolidation guidance applicable to variable interest entities.  SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative.  SFAS No. 167 also requires ongoing reassessments to determine if a company must consolidate a variable interest entity.  Additionally, SFAS No. 167 requires a company to provide additional disclosures about its involvement with variable interest entities.  SFAS No. 167 is effective for us as of January 1, 2010, and early adoption is prohibited.  We are addressing the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”). This standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.  The Codification does not change current U.S. GAAP, but will significantly restructure the guidance into a topics-based structure. The Codification is effective for interim and annual periods ending on or after September 15, 2009.  We do not expect this standard to have an impact on our financial condition or results of operation.

We have not yet adopted FSP FAS 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K Report for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and 2008 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of June 30, 2009 was a liability of $18 million compared to a net fair value asset of $249 million as of December 31, 2008.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates, would be $737 million at June 30, 2009 and was $600 million as of December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

The global credit crisis and the deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage market risks.  Although we are evaluating alternatives to improve capacity, which include bilateral collateral agreements, currently we are not able to hedge certain currency exposures from cross-border intercompany lending.  As of June 30, 2009, $1.7 billion of intercompany loans that we might otherwise have hedged remained unhedged, most of which were denominated in Australian dollar and Swedish kroner.  Consequently, weakening of these currencies would have an adverse effect on our financial condition and results of operations.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2009 was a liability of $142 million, compared to a liability of $212 million as of December 31, 2008.  The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be $22 million at June 30, 2009, compared with a decrease of $26 million at December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Foreign Currency Risk.   Ford Credit's unhedged currency exposure, which results primarily from cross-border intercompany lending, increased in the second quarter of 2009 as its ability to obtain foreign currency derivatives continued to deteriorate during the quarter.  At June 30, 2009, $3.8 billion of loans were unhedged, denominated primarily in Canadian dollars, Australian dollars, and British pound sterling.  Consequently, substantial weakening of these currencies could have an adverse effect on Ford Credit's financial condition and results of operations.  The amount of unhedged loans increased from the end of the first quarter by $2.3 billion, primarily due to maturing currency hedges, with a partial offset from reduced intercompany loans resulting from local funding of $2.4 billion in Canada.  Ford Credit's currency exposure has been further reduced from $3.8 billion as of June 30, 2009 to $1.2 billion as of July 31, 2009 with the implementation of alternate hedging structures.  Overall currency exposure will reduce as Ford Credit continues to work on funding its operations locally and explore alternative business arrangements in markets where local funding is not available.

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at June 30, 2009, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by $13 million over the next twelve months, compared with $28 million at December 31, 2008.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2009, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. We had no material changes in business processes or practices during the quarter that resulted in or likely would result in significant changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Class Action Matters

Canadian Export Antitrust Class Actions (previously reported on page 34 of our 2008 Form 10-K Report, and on page 64 of our First Quarter 2009 Form 10-Q Report).  As previously reported, purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against Ford and other defendants alleging, among other things, that the vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  The federal court actions were consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine.  On July 2, 2009, the District Court granted the defendants' motion for summary judgment.  State court actions remain pending in six states, with a statewide class having been certified in California; an appeal of the California class certification is pending.  Cases in the other five states have been stayed pending final resolution of the consolidated federal court actions that have now been dismissed.

Environmental Matters

Sterling Axle Plant (previously reported on page 34 of our 2008 Form 10-K Report and on page 64 of our First Quarter 2009 Form 10-Q Report).  As previously reported, we entered into an administrative settlement with the Michigan Department of Environmental Quality ("MDEQ") to resolve issues associated with malfunctioning emission control equipment at Sterling Axle Plant.  Since that time, we have discovered potential additional violations at the same site.  We have reported the issues to MDEQ and the U.S. Environmental Protection Agency ("EPA"), and continue to cooperate fully with the criminal investigation undertaken by the EPA.

Other Matters

California Environmental Action (previously reported on page 34 of our 2008 Form 10-K Report).  In June 2009, the California Attorney General's Office voluntarily dismissed its claim for "global warming damages" against us and five other automobile companies.  California had filed a federal action in 2006 seeking monetary damages from automobile companies for economic and environmental harm to California caused by global warming.  The U.S. District Court for the Northern District of California dismissed the case in 2007, ruling that the case presented nonjusticiable political questions.  California appealed the District Court ruling to the Ninth Circuit Court of Appeals, but dropped the appeal after the case was briefed.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2009, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	—	$—	—	**
May 1, 2009 through May 31, 2009	—	—	—	**
June 1, 2009 through June 30, 2009	11,104	6.07	—	**
Total/Average	11,104	6.07	—	**
_______
*
We presently have no publicly-announced repurchase program in place.  Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay:  (i) income tax related to the lapse of restrictions on restricted stock or the issuance of unrestricted stock; and (ii)  the exercise price and related income taxes with respect to certain exercises of stock options.

**	No publicly-announced repurchase program in place.

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

On May 14, 2009, the 2009 Annual Meeting of Shareholders of the Company was held.  The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

Proposal One:  Election of Directors.

	Number of Votes
Nominee	For	Against

Stephen G. Butler	3,417,711,311	83,016,848
Kimberly A. Casiano	3,379,293,592	121,434,567
Anthony F. Earley, Jr.	3,402,260,895	98,467,264
Edsel B. Ford II	3,388,471,390	112,256,769
William C. Ford, Jr.	3,399,530,538	101,197,621
Richard A. Gephardt	3,372,884,909	127,843,250
Irvine O. Hockaday, Jr.	3,379,984,730	120,743,429
Richard A. Manoogian	3,267,867,168	232,860,991
Ellen R. Marram	3,278,103,085	222,625,074
Alan Mulally	3,412,481,910	88,246,249
Homer A. Neal	3,397,423,881	103,304,278
Gerald L. Shaheen	3,417,594,421	83,133,738
John L. Thornton	3,282,059,759	218,668,400

There were no broker non-votes with respect to the election of directors.

Proposal Two:  Ratification of Selection of Independent Registered Public Accounting Firm.  A proposal to ratify the selection of PricewaterhouseCoopers as the Company's independent registered public accounting firm to audit the books of account and other corporate records of the Company for 2009 was adopted, with 3,423,971,642 votes cast for, 51,981,915 votes cast against, 24,774,602 votes abstained and no broker non-votes.

Proposal Three:  Approval to Issue Common Stock in Excess of 20% of Amount Outstanding.  A proposal to approve the issuance of Ford Common Stock in excess of 20% of the amount outstanding was adopted, with 2,390,529,304 votes cast for, 109,510,442 votes cast against, 21,755,035 votes abstained and 978,933,378 broker non-votes.

Proposal Four:  Approval to Issue Common Stock in Excess of 1% of Amount Outstanding to an Affiliate.  A proposal to approve the issuance of Ford Common Stock in excess of 1% of the amount outstanding to an affiliate was adopted, with 2,397,028,428 votes cast for, 102,803,594 votes against, 21,962,759 votes abstained and 978,933,378 broker non-votes.

Item 4. Sumission of Matters to a Vote of Security-Holders (Continued)

Proposal Five:  Relating to Disclosing Any Prior Government Affiliation of Directors, Officers, and Consultants.  A proposal relating to disclosing any prior government affiliation of directors, officers, and consultants was rejected, with 2,343,218,709 votes cast against, 150,836,324 votes cast for, 27,739,747 votes abstained and 978,933,378 broker non-votes.

Proposal Six:  Relating to Permitting Holders of 10% of Common Stock to Call Special Shareholder Meetings.  A proposal relating to permitting holders of 10% of Ford Common Stock to call special shareholder meetings was rejected, with 2,252,620,672 votes cast against, 240,208,350 votes cast for, 28,965,759 votes abstained and 978,933,378 broker non-votes.

Proposal Seven:  Relating to Consideration of a Recapitalization Plan to Provide that All of the Company's Outstanding Stock Have One Vote Per Share.  A proposal relating to consideration of a recapitalization plan to provide that all of the Company's outstanding stock have one vote per share was rejected, with 2,011,654,603 votes cast against, 486,225,607 votes cast for, 23,914,571 votes abstained and 978,933,378 broker non-votes.

Proposal Eight:  Relating to the Company Issuing a Report Disclosing Policies and Procedures Related to Political Contributions.  A proposal relating to the Company issuing a report disclosing policies and procedures related to political contributions was rejected, with 2,201,474,565 votes cast against, 258,214,558 votes cast for, 62,105,658 votes abstained and 978,933,378 broker non-votes.

Proposal Nine:  Relating to Providing Shareholders the Opportunity to Cast an Advisory Vote to Ratify the Compensation of the Named Executives.  A proposal relating to providing shareholders the opportunity to cast an advisory vote to ratify the compensation of the Named Executives was rejected, with 2,185,642,285 votes cast against, 314,673,252 votes cast for, 21,479,244 votes abstained and 978,933,378 broker non-votes.

Proposal Ten:  Relating to Disclosing in the Proxy Statement Certain Matters Related to Voting on Shareholder Proposals.  A proposal relating to disclosing in the proxy statement certain matters related to voting on shareholder proposals was rejected, with 2,324,734,054 votes cast against, 167,664,649 votes cast for, 29,396,078 votes abstained and 978,933,378 broker non-votes.

Proposal Eleven:  Relating to the Company Adopting Comprehensive Health Care Reform Principles.  A proposal relating to the Company adopting comprehensive health care reform principles was rejected, with 2,313,617,303 votes cast against, 134,147,170 votes cast for, 74,030,308 votes abstained and 978,933,378 broker non-votes.

Proposal Twelve:  Relating to Limiting Executive Compensation Until the Company Achieves Two Consecutive Years of Profitability.  A proposal relating to limiting executive compensation until the Company achieves two consecutive years of profitability was rejected, with 2,269,762,724 votes cast against, 232,577,458 votes cast for, 19,454,599 votes abstained and 978,933,378 broker non-votes.

ITEM 5.  Other Information.

Governmental Standards

Mobile Source Emissions.  In May 2009, the California Air Resources Board ("CARB") reported to the Superior Court of Los Angeles, California, that it intends to withdraw fully all of the warranty reporting and field action regulations finalized in December 2007, and to have this change completed by the end of this year.

Motor Vehicle Safety.  In May 2009, the National Highway Traffic Safety Administration ("NHTSA") issued the final regulation modifying the roof strength requirements of Federal Motor Vehicle Safety Standard 216, which will come into force between 2012 and 2017.  The regulatory update was required by the Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users ("SAFETEA-LU").  The revised standard significantly increases the stringency of roof-strength testing and applies testing to heavier vehicles, including trucks under 10,000 pounds, that previously were not subject to roof strength regulations.  Compliance with the new standard could be costly.  NHTSA has not yet established required regulations that will affect ejection mitigation and rollover prevention.

Item 5. Other Information (Continued)

Motor Vehicle Fuel Economy. In May 2009, President Obama announced an agreement in principle among the automobile industry, the federal government, and the state of California concerning motor vehicle greenhouse gas (“GHG”) and fuel economy regulations.  Under the agreement in principle, California will enforce its GHG standards for the 2009-2011 model years, and will defer to a set of federal standards for the 2012-2016 model years.  With respect to the 2009-2011 model years, California is to modify its regulations so that:  1) manufacturers will be able to use federal test procedures to determine compliance with California’s standards, and 2) compliance will be determined based on the fleet average emissions across all states that have adopted the California standards.  With respect to the 2012-2016 model years, the EPA and NHTSA will conduct joint rulemaking to establish GHG standards (administered by EPA), and fuel economy standards (administered by NHTSA), and these standards are to align with each other.  California will modify its regulations such that compliance with the 2012-2016 federal requirements will constitute compliance with the California regulations for California and any states that have adopted California requirements.  Manufacturers also agreed to seek an immediate stay of pending litigation challenging EPA’s waiver decision and the right of states to issue motor vehicle GHG standards.  Assuming California and the federal government carry out their obligations under the agreement in principle, the pending litigation will be dismissed.

The agreement in principle includes a general framework for the 2012-2016 federal rules.  The details of the rules will be established through a notice-and-comment rulemaking process.  On June 30, 2009, EPA announced the grant of a Clean Air Act waiver for California’s motor vehicle GHG standards, which was a prerequisite to the enforcement of the California standards for the 2009-2011 model years.  It is anticipated that EPA will soon issue an endangerment finding for GHGs, which is a prerequisite for federal motor vehicle GHG regulations.

Based on the framework established by the agreement in principle, we project that compliance with the 2009-2011 California standards and the 2012-2016 federal standards will be challenging but feasible.  It is likely that we and others in the automobile industry will file comments on both the regulatory changes in California for 2009-2011 and the proposed federal rules for 2012-2016.  The agreement in principle does not address model years 2017 and beyond.

In June 2009, CARB passed regulations establishing its "Cool Car Standards."  These standards will affect model years beginning with 2012, and sets minimum standards for glass reflectivity.  The goal of these standards is to promote lower interior temperatures in vehicles, thereby reducing the air conditioning load and leading to fewer GHG emissions.  CARB had initially proposed establishing minimum reflectivity standards for automotive paints as well, but has subsequently dropped that proposal.  The regulations were enacted pursuant to California's Global Warming Solutions Act of 2006 (also known as Assembly Bill 32 ("AB 32")).  Compliance with the new standard could be costly.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: August 5, 2009	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President
and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2009 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 101.INS*	XBRL Instance Document	Furnished with this Report

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*Submitted electronically with this Report