Form 10-Q
period 2009-09-30
FORD MOTOR CO
filed 2009-11-06
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

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

As of October 29, 2009, the registrant had outstanding 3,236,248,800 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 83.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2009 and 2008
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$27,870	$27,733	$73,227	$103,907
Financial Services revenues	3,022	4,013	9,632	12,233
Total sales and revenues	30,892	31,746	82,859	116,140

Costs and expenses
Automotive cost of sales	25,176	25,001	70,284	100,451
Selling, administrative and other expenses	3,076	4,575	9,968	16,974
Interest expense	1,623	2,413	5,245	7,430
Financial Services provision for credit and insurance losses	125	399	946	1,341
Total costs and expenses	30,000	32,388	86,443	126,196

Automotive interest income and other non-operating income/(expense), net (Note 9)	151	(244)	5,146	(344)
Financial Services other income/(loss), net (Note 9)	131	300	431	935
Equity in net income/(loss) of affiliated companies	41	13	(27)	119
Income/(Loss) before income taxes	1,215	(573)	1,966	(9,346)
Provision for/(Benefit from) income taxes	139	(463)	(40)	(811)
Income/(Loss) from continuing operations	1,076	(110)	2,006	(8,535)
Income/(Loss) from discontinued operations (Note 12)	—	—	5	9
Net income/(loss)	1,076	(110)	2,011	(8,526)
Less: Income/(Loss) attributable to noncontrolling interests	79	51	180	262
Net income/(loss) attributable to Ford Motor Company	$997	$(161)	$1,831	$(8,788)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$997	$(161)	$1,826	$(8,797)
Income/(Loss) from discontinued operations (Note 12)	—	—	5	9
Net income/(loss)	$997	$(161)	$1,831	$(8,788)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.31	$(0.07)	$0.63	$(3.94)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.31	$(0.07)	$0.63	$(3.94)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.29	$(0.07)	$0.61	$(3.94)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.29	$(0.07)	$0.61	$(3.94)

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2009 and 2008
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$27,870	$27,733	$73,227	$103,907
Costs and expenses
Cost of sales	25,176	25,001	70,284	100,451
Selling, administrative and other expenses	2,027	2,740	6,182	8,804
Total costs and expenses	27,203	27,741	76,466	109,255
Operating income/(loss)	667	(8)	(3,239)	(5,348)

Interest expense	311	493	1,161	1,566

Interest income and other non-operating income/(expense), net (Note 9)	151	(244)	5,146	(344)
Equity in net income/(loss) of affiliated companies	38	13	107	109
Income/(Loss) before income taxes — Automotive	545	(732)	853	(7,149)

FINANCIAL SERVICES
Revenues	3,022	4,013	9,632	12,233
Costs and expenses
Interest expense	1,312	1,920	4,084	5,864
Depreciation	862	1,596	3,261	7,544
Operating and other expenses	187	239	525	626
Provision for credit and insurance losses	125	399	946	1,341
Total costs and expenses	2,486	4,154	8,816	15,375

Other income/(loss), net (Note 9)	131	300	431	935
Equity in net income/(loss) of affiliated companies	3	—	(134)	10

Income/(Loss) before income taxes — Financial Services	670	159	1,113	(2,197)

TOTAL COMPANY
Income/(Loss) before income taxes	1,215	(573)	1,966	(9,346)
Provision for/(Benefit from) income taxes	139	(463)	(40)	(811)
Income/(Loss) from continuing operations	1,076	(110)	2,006	(8,535)
Income/(Loss) from discontinued operations (Note 12)	—	—	5	9
Net income/(loss)	1,076	(110)	2,011	(8,526)
Less: Income/(Loss) attributable to noncontrolling interests	79	51	180	262
Net income/(loss) attributable to Ford Motor Company	$997	$(161)	$1,831	$(8,788)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$997	$(161)	$1,826	$(8,797)
Income/(Loss) from discontinued operations (Note 12)	—	—	5	9
Net income/(loss)	$997	$(161)	$1,831	$(8,788)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.31	$(0.07)	$0.63	$(3.94)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.31	$(0.07)	$0.63	$(3.94)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.29	$(0.07)	$0.61	$(3.94)
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.29	$(0.07)	$0.61	$(3.94)

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$25,798	$22,049
Marketable securities	22,568	17,411
Finance receivables, net (Note 2)	75,613	93,484
Other receivables, net	7,296	5,674
Net investment in operating leases	18,803	25,250
Inventories (Note 3)	6,560	6,988
Equity in net assets of affiliated companies	1,544	1,599
Net property	24,812	24,143
Deferred income taxes	3,664	3,108
Goodwill and other net intangible assets (Note 5)	225	246
Assets of held-for-sale operations (Note 12)	9,023	8,612
Other assets	7,200	9,734
Total assets	$203,106	$218,298

LIABILITIES
Payables	$15,209	$13,145
Accrued liabilities and deferred revenue	55,151	59,526
Debt (Note 7)	132,017	152,577
Deferred income taxes	2,644	2,035
Liabilities of held-for-sale operations (Note 12)	5,355	5,542
Total liabilities	210,376	232,825

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,244 million shares issued)	32	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	14,698	10,875
Accumulated other comprehensive income/(loss)	(8,704)	(10,085)
Treasury stock	(178)	(181)
Retained earnings/(Accumulated deficit)	(14,524)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	(8,675)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	1,405	1,195
Total equity/(deficit) (Note 19)	(7,270)	(14,527)
Total liabilities and equity	$203,106	$218,298

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$10,176	$6,377
Marketable securities	14,572	9,296
Total cash and marketable securities	24,748	15,673
Receivables, net	3,747	3,065
Inventories (Note 3)	6,560	6,988
Deferred income taxes	428	302
Other current assets	2,796	3,450
Current receivable from Financial Services	2,588	2,035
Total current assets	40,867	31,513
Equity in net assets of affiliated companies	1,412	1,076
Net property	24,627	23,930
Deferred income taxes	5,733	7,204
Goodwill and other net intangible assets (Note 5)	216	237
Assets of held-for-sale operations (Note 12)	8,112	8,414
Other assets	1,544	1,441
Total Automotive assets	82,511	73,815
Financial Services
Cash and cash equivalents	15,622	15,672
Marketable securities	8,642	8,607
Finance receivables, net (Note 2)	79,173	96,101
Net investment in operating leases	16,819	23,120
Equity in net assets of affiliated companies	132	523
Goodwill and other net intangible assets (Note 5)	9	9
Assets of held-for-sale operations (Note 12)	911	198
Other assets	5,322	7,437
Total Financial Services assets	126,630	151,667
Intersector elimination	(3,245)	(2,535)
Total assets	$205,896	$222,947

LIABILITIES
Automotive
Trade payables	$11,622	$9,193
Other payables	2,367	1,982
Accrued liabilities and deferred revenue	27,638	29,584
Deferred income taxes	2,894	2,790
Debt payable within one year (Note 7)	1,635	1,191
Total current liabilities	46,156	44,740
Long-term debt (Note 7)	25,254	23,036
Other liabilities	22,030	23,766
Deferred income taxes	495	614
Liabilities of held-for-sale operations (Note 12)	5,355	5,487
Total Automotive liabilities	99,290	97,643
Financial Services
Payables	1,220	1,970
Debt (Note 7)	105,774	128,842
Deferred income taxes	2,045	3,280
Other liabilities and deferred income	5,494	6,184
Liabilities of held-for-sale operations (Note 12)	—	55
Payable to Automotive	2,588	2,035
Total Financial Services liabilities	117,121	142,366
Intersector elimination	(3,245)	(2,535)
Total liabilities	213,166	237,474

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,244 million shares issued)	32	23
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	14,698	10,875
Accumulated other comprehensive income/(loss)	(8,704)	(10,085)
Treasury stock	(178)	(181)
Retained earnings/(Accumulated deficit)	(14,524)	(16,355)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	(8,675)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	1,405	1,195
Total equity/(deficit) (Note 19)	(7,270)	(14,527)
Total liabilities and equity	$205,896	$222,947

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2009 and 2008
(in millions)

	First Nine Months
	2009	2008
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$15,630	$3,269

Cash flows from investing activities of continuing operations
Capital expenditures	(3,391)	(4,875)
Acquisitions of retail and other finance receivables and operating leases	(21,214)	(36,932)
Collections of retail and other finance receivables and operating leases	31,713	32,278
Purchases of securities	(61,461)	(49,881)
Sales and maturities of securities	56,927	47,852
Settlements of derivatives	451	1,826
Proceeds from sale of businesses	380	6,293
Cash paid for acquisitions	—	(13)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(925)
Other	(609)	348
Net cash (used in)/provided by investing activities	2,796	(4,029)

Cash flows from financing activities of continuing operations
Sales of Common Stock	2,270	663
Changes in short-term debt	(5,668)	(4,422)
Proceeds from issuance of other debt	35,642	27,565
Principal payments on other debt	(46,072)	(32,768)
Other	(743)	(531)
Net cash (used in)/provided by financing activities	(14,571)	(9,493)

Effect of exchange rate changes on cash	524	(136)
Cumulative correction of Financial Services prior period error (Note 1)	(630)	—

Net increase/(decrease) in cash and cash equivalents from continuing operations	3,749	(10,389)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$3,749	$(10,389)

Cash and cash equivalents at January 1	$22,049	$35,283
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	3,749	(10,389)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—
Cash and cash equivalents at September 30	$25,798	$24,894

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2009 and 2008
(in millions)

	First Nine Months 2009		First Nine Months 2008
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$754	$4,203	$(7,242)	$8,088

Cash flows from investing activities of continuing operations
Capital expenditures	(3,377)	(14)	(4,815)	(60)
Acquisitions of retail and other finance receivables and operating leases	—	(21,214)	—	(36,932)
Collections of retail and other finance receivables and operating leases	—	31,824	—	32,643
Net (increase)/decrease of wholesale receivables	—	9,435	—	2,058
Purchases of securities	(40,974)	(22,135)	(33,430)	(16,721)
Sales and maturities of securities	36,201	21,128	33,676	14,176
Settlements of derivatives	(52)	503	1,136	690
Proceeds from sale of businesses	6	374	2,595	3,698
Cash paid for acquisitions	—	—	(13)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(925)	—
Investing activity from Financial Services	15	—	9	—
Other	(735)	126	71	277
Net cash (used in)/provided by investing activities	(8,916)	20,027	(1,696)	(171)

Cash flows from financing activities of continuing operations
Sales of Common Stock	2,270	—	663	—
Changes in short-term debt	242	(5,910)	56	(4,478)
Proceeds from issuance of other debt	11,412	24,230	116	27,449
Principal payments on other debt	(952)	(42,747)	(456)	(32,042)
Financing activity to Automotive	—	(15)	—	(9)
Other	(193)	(550)	(206)	(325)
Net cash (used in)/provided by financing activities	12,779	(24,992)	173	(9,405)

Effect of exchange rate changes on cash	246	278	(64)	(72)
Net change in intersector receivables/payables and other liabilities	(1,064)	1,064	(1,242)	1,242
Cumulative correction of prior period error (Note 1)	—	(630)	—	—
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,799	(50)	(10,071)	(318)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$3,799	$(50)	$(10,071)	$(318)

Cash and cash equivalents at January 1	$6,377	$15,672	$20,678	$14,605
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	3,799	(50)	(10,071)	(318)
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—	—	—
Cash and cash equivalents at September 30	$10,176	$15,622	$10,607	$14,287

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2009 and 2008
(in millions)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income/(loss)	$1,076	$(110)	$2,011	$(8,526)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	513	(2,061)	2,209	(2,615)
Net gain/(loss) on derivative instruments	(68)	(109)	(191)	(136)
Employee benefit-related	(131)	1,442	(587)	2,722
Net holding gain/(loss)	2	(12)	(1)	(45)
Total other comprehensive income/(loss), net of tax	316	(740)	1,430	(74)
Comprehensive income/(loss)	1,392	(850)	3,441	(8,600)
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 19)	94	15	229	203
Comprehensive income/(loss) attributable to Ford Motor Company	$1,298	$(865)	$3,212	$(8,803)

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

Subsequent Events.  We evaluated the effects of all subsequent events from the end of the third quarter through November 6, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").

Noncontrolling Interests.  We adopted the Financial Accounting Standards Board's ("FASB") revised standard on accounting for noncontrolling interests on its effective date, January 1, 2009.  This standard establishes accounting and reporting requirements for the noncontrolling interest (formerly "minority interest") in a subsidiary and for the deconsolidation of a subsidiary.  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The presentation and disclosure requirements of this standard must be applied retrospectively for all periods.  This requirement changed the presentation of our consolidated and sector statements of operations and our consolidated and sector balance sheets.  It also required us to incorporate a consolidated statement of comprehensive income.  Footnote disclosures for our interim financial periods include separate reconciliations of our beginning-of-period to end-of-period equity/(deficit) for Ford and the noncontrolling interests.

Convertible Debt Instruments.  We adopted the FASB's standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), on its effective date, January 1, 2009.  The standard specifies that issuers of convertible debt securities that, upon conversion, may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.  This standard applies to our 4.25% Senior Convertible Notes due December 15, 2036 ("Convertible Notes") issued in December 2006.  We have applied the standard retrospectively to all periods presented.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

The following financial statement line items from our sector statement of operations and sector balance sheet were affected by implementation of the change in accounting for convertible debt instruments that, upon conversion, may be settled in cash (in millions, except per share information):

	Revised Third Quarter	As Originally Reported Third Quarter	Effect of
Statement of Operations	2008	2008	Change
Automotive interest expense	$493	$462	$31
Income/(Loss) from continuing operations attributable to Ford Motor Company	(161)	(129)	(32)
Net income/(loss) attributable to Ford Motor Company	(161)	(129)	(32)
Earnings per share attributable to Ford Motor Company	(0.07)	(0.06)	(0.01)

	Revised First Nine Months	As Originally Reported First Nine Months	Effect of
Statement of Operations	2008	2008	Change
Automotive interest expense	$1,566	$1,475	$91
Income/(Loss) from continuing operations attributable to Ford Motor Company	(8,797)	(8,705)	(92)
Net income/(loss) attributable to Ford Motor Company	(8,788)	(8,696)	(92)
Earnings per share attributable to Ford Motor Company	(3.94)	(3.89)	(0.05)

	Revised December 31,	As Originally Reported December 31,	Effect of
Balance Sheet (a)	2008	2008	Change
Automotive other assets – noncurrent (b)	$1,441	$1,512	$(71)
Automotive long-term debt	23,036	24,655	(1,619)
Capital in excess of par value of stock (c)	10,875	9,076	1,799
Retained earnings/(Accumulated deficit)	(16,355)	(16,145)	(210)
__________
(a)
As a result of the retrospective application of the standard on accounting for convertible debt instruments that, upon conversion, may be settled in cash, the December 31, 2008 column on our consolidated and sector balance sheets is "unaudited."

(b)
Effect of Change related to the standard on accounting for convertible debt instruments that, upon conversion, may be settled in cash includes capitalized charges of $30 million; the remaining $41 million relates to the assets of Volvo classified as held-for-sale operations (see Note 12 for discussion of Volvo).

(c)
Effect of Change represents the equity component under the standard on accounting for convertible debt instruments that, upon conversion, may be settled in cash (i.e., $1,864 million), less those amounts previously recorded on conversions prior to adoption of the standard (i.e., $65 million).

The following shows the effect on the per share amounts attributable to Ford Common and Class B Stock before and after the adoption of the standard on accounting for convertible debt instruments that, upon conversion, may be settled in cash:

	Third Quarter 2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$0.31	$0.31	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.31	$0.31	$—
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.29	$0.29	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.29	$0.29	$—

	First Nine Months 2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$0.65	$0.63	$(0.02)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.65	$0.63	$(0.02)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.61	$0.61	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.61	$0.61	$—

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Presentation of Balance Sheet

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	September 30,	December 31,
	2009	2008
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$428	$302
Automotive sector non-current deferred income tax assets	5,733	7,204
Financial Services sector deferred income tax assets*	293	251
Total	6,454	7,757
Reclassification for netting of deferred income taxes	(2,790)	(4,649)
Consolidated balance sheet presentation of deferred income tax assets	$3,664	$3,108

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,894	$2,790
Automotive sector non-current deferred income tax liabilities	495	614
Financial Services sector deferred income tax liabilities	2,045	3,280
Total	5,434	6,684
Reclassification for netting of deferred income taxes	(2,790)	(4,649)
Consolidated balance sheet presentation of deferred income tax liabilities	$2,644	$2,035
__________
*      Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Ford Acquisition of Ford Credit Debt.  In connection with our Registration Statement (No. 333-151355) filed on Form S-3 and the related prospectus dated June 2, 2008 and the prospectus supplements dated August 14, 2008 and October 2, 2008, we issued shares of Ford Common Stock from time to time in market transactions and used the proceeds therefrom to purchase outstanding Ford Credit debt securities maturing prior to 2012.  These transactions are summarized as follows:

•
In the second half of 2008, we issued 88,325,372 shares of Ford Common Stock resulting in proceeds of $434 million that we then used to purchase debt of Ford Credit with a carrying value of $492 million and $10 million in related interest.  We recognized a gain on extinguishment of debt of $68 million on the transaction, recorded in Automotive interest income and other non-operating income/(expense), net.

•	On January 12, 2009, $135 million of these debt securities matured.
•
During August 2009, we issued 71,587,743 shares of Ford Common Stock, resulting in proceeds of $565 million that we then used to purchase debt of Ford Credit with a carrying value of $556 million and $9 million in related interest.  A de minimis loss on the extinguishment of the debt was recorded in Automotive interest income and other non-operating income/(expense), net.

•
In September 2009, Ford Credit bought back from us $267 million principal amount of its debt securities and $8 million in interest for $276 million in cash.  We recognized an Automotive sector gain of $1 million and Financial Services sector loss of $1 million on the transaction, recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services other income/(loss), net, respectively.

At September 30, 2009 the remaining Ford Credit debt securities we purchased had a carrying value of $646 million and an estimated fair value of $650 million.

On our consolidated balance sheet, the remaining debt is no longer reported in our Debt balances.  On our sector balance sheet, the debt is reported as outstanding as it has not been retired or cancelled by Ford Credit.  Accordingly, on our sector balance sheet, $646 million and $492 million of debt are reported as Financial Services debt at September 30, 2009 and December 31, 2008, respectively.  Likewise, included in Automotive marketable securities are $646 million and $492 million at September 30, 2009 and December 31, 2008, respectively, related to Ford's purchase of the Ford Credit debt securities.  Consolidating elimination adjustments for these debt securities and related interest of $11 million and $8 million at September 30, 2009 and December 31, 2008, respectively, are included in the Intersector elimination lines on the sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Presentation of Cash Flows

The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	First Nine Months
	2009	2008
Sum of sector cash flows from operating activities of continuing operations	$4,957	$846
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation (a)	9,435	2,058
Reclassification of finance receivable cash flows from investing to operating for consolidated presentation (b)	111	365
Reclassification of Ford Credit's cash outflow related to the acquisition of Ford's public unsecured debt securities from operating to financing for consolidated presentation (c)	1,127	—
Consolidated cash flows from operating activities of continuing operations	$15,630	$3,269
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

On our consolidated statement of cash flows, the $1.1 billion cash outflow related to Ford Credit's purchase of our secured term loan is presented as Principal payments on other debt within Cash flows from financing activities of continuing operations.  On our sector statement of cash flows, the cash outflow is presented as Purchases of securities by our Financial Services sector within Cash flows from investing activities of continuing operations.

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

Ford Acquisition of Ford Credit Debt.  The cash flows related to our acquisition of Ford Credit's debt securities discussed in "Presentation of Balance Sheet" above are presented differently on our consolidated and sector statements of cash flows.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

As discussed above in "Presentation of Balance Sheet," we purchased $424 million of Ford Credit debt securities during the second half of 2008, $270 million of which was purchased during the third quarter of 2008.  The cash outflow is reclassified from Automotive purchases of securities within Cash flows from investing activities of continuing operations on our sector statement of cash flows to Principal payments on other debt within Cash flows from financing activities of continuing operations on our consolidated statement of cash flows.

Also as discussed above, the $135 million cash payment from Ford Credit to us related to the maturity of Ford Credit's debt securities is not shown as a cash outflow on our consolidated statement of cash flows, because the debt was not reported as outstanding on our consolidated balance sheet.  On our sector statement of cash flows, the $135 million cash payment is presented as a cash inflow from Automotive sales and maturities of securities within Cash flows from investing activities of continuing operations and a cash outflow from Financial Services principal payments on other debt within Cash flows from financing activities of continuing operations.

The cash outflow of $556 million related to our acquisition of Ford Credit's debt securities discussed above is reclassified from Automotive purchases of securities within Cash flows from investing activities of continuing operations on our sector statement of cash flows to Principal payments on other debt within Cash flows from financing activities of continuing operations on our consolidated statement of cash flows.

On our consolidated statement of cash flows, the $267 million cash payment from Ford Credit to us related to its repurchase of debt securities from us discussed above is not shown as a cash outflow because the debt was not reported as outstanding on our consolidated balance sheet.  On our sector statement of cash flows, the $267 million cash payment is presented as a cash inflow from Automotive sales and maturities of securities within Cash flows from investing activities of continuing operations and a cash outflow from Financial Services principal payments on other debt within Cash flows from financing activities of continuing operations.

Ford Leasing Acquisition of Ford Debt.  In July 2009, Ford Leasing, LLC ("Ford Leasing"), a wholly-owned subsidiary of Ford, purchased from the lenders under our Credit Agreement $45 million principal amount of our secured term loan thereunder for an aggregate cost of $37 million.  Ford Holdings elected to receive the $37 million from Ford Leasing as a dividend, whereupon the debt was immediately forgiven.  As a result of this transaction, we recorded a pre-tax gain of $8 million in Automotive interest income and other non-operating income/(expense), net in the third quarter of 2009.

The cash outflow of $37 million is presented differently on our consolidated and sector statements of cash flows.  The cash outflow is reclassified from Financial Services purchases of securities within Cash flows from investing activities of continuing operations on our sector statement of cash flows to Principal payments on other debt within Cash flows from financing activities of continuing operations on our consolidated statement of cash flows.

Liquidity

At September 30, 2009, our Automotive sector had total cash, cash equivalents, and marketable securities of $24.7 billion (including about $700 million of Temporary Asset Account ("TAA") and other securities, and about $200 million of marketable securities for which the cash settlement was not made by September 30, 2009 and for which there was a payable or receivable recorded on the balance sheet).

We experienced substantial negative cash flows during 2008, and had negative equity of $7.3 billion at September 30, 2009.  We continue to face many risks and uncertainties related to the global economy, our industry in particular, and the credit environment, which could materially impact our plan.  Our current planning assumptions forecast full-year 2009 U.S. industry sales volume of about 10.6 million units, and industry sales volume of about 15.7 million units for the 19 markets we track in Europe.  We previously have forecasted 2010 industry sales volume of about 12.5 million units in the United States, and estimated a range of 13 to 14.5 million units for the 19 markets we track in Europe; we will update our full-year 2010 planning assumptions when we disclose full-year 2009 results.  Our planning assumptions also include Ford Credit's ability to obtain funding in sufficient amounts to support the sale of Ford vehicles.

We believe that all reasonably possible scenarios, including a decline in 2009 – 2010 industry sales volumes to levels below our planning assumptions, or constraints on Ford Credit's ability to execute its funding plan in order to support the sale of Ford products, would not exhaust our presently available liquidity.  Therefore, we do not believe that these reasonably possible scenarios cause substantial doubt about our ability to continue as a going concern for the next year.

Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Fair Value Measurements

In determining fair value, we use various valuation techniques and prioritize the use of observable inputs.  We assess the inputs with which we measure fair value using a three-tier hierarchy, based on the extent to which the inputs used are observable in the market as follows:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

See Note 16 for a discussion of fair value measurements.

NOTE 2.  FINANCE RECEIVABLES – FINANCIAL SERVICES SECTOR

Net finance receivables were as follows (in millions):

	September 30,	December 31,
	2009	2008
Retail (including direct financing leases)	$60,269	$67,316
Wholesale	18,489	27,483
Other finance receivables	3,708	4,057
Total finance receivables	82,466	98,856
Unearned interest supplements	(1,830)	(1,343)
Allowance for credit losses	(1,486)	(1,417)
Other	23	5
Net finance receivables – sector balance sheet	$79,173	$96,101

Net finance receivables subject to fair value	$74,022	$91,584
Fair value	$74,669	$84,615

Net finance receivables – sector balance sheet	$79,173	$96,101
Reclassification of receivables purchased from Automotive sector and Other Financial Services to Other receivables, net	(3,560)	(2,617)
Net finance receivables – consolidated balance sheet	$75,613	$93,484
The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate, and prepayment risks associated with similar types of instruments.

NOTE 3.  INVENTORIES

Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2009	2008
Raw materials, work-in-process and supplies	$3,057	$2,747
Finished products	4,336	5,091
Total inventories under first-in, first-out method ("FIFO")	7,393	7,838
Less: Last-in, first-out method ("LIFO") adjustment	(833)	(850)
Total inventories	$6,560	$6,988

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

Automotive Sector

VIEs of which we are the primary beneficiary:

Activities with the entities described below include purchasing the majority, and in some cases substantially all, of the entity's output under a cost-plus-margin arrangement and/or volume-dependent pricing.  These contractual arrangements may require us to absorb entity losses when production volume targets are not met and/or allow us to receive bonuses when production volume targets are exceeded.

Effective January 1, 2010, we will adopt FASB's new standard for determining VIE consolidation.  Issued in June 2009, FASB's new standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The new standard requires ongoing reassessment of the appropriateness of consolidation.  The standard also requires additional disclosure about involvement with VIEs.  At this time, we expect that adoption of this standard may result in the deconsolidation of several of our joint ventures, including Ford Otosan (discussed below), which is reported within our Ford Europe segment results.  Although we continue to examine the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures, we anticipate that the adoption may negatively impact Income/(Loss) before income taxes and in particular Ford Europe's pre-tax results.  The standard would have no effect on Net income/(loss) attributable to Ford Motor Company.

Described below are the significant VIEs that we consolidated as of September 30, 2009:

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda Motor Corporation ("Mazda") in North America.  AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.

First Aquitaine Industries SAS ("First Aquitaine") operates a transmission plant in Bordeaux, France which manufactures automatic transmissions for Ford Explorer, Ranger, and Mustang vehicles.  During the second quarter of 2009, we transferred legal ownership of First Aquitaine to HZ Holding France.  We also entered into a volume-dependent pricing agreement with the new owner to purchase all of the plant's output.  As a result, we now consider this entity to be a VIE of which we are the primary beneficiary.  See Note 8 for discussion of the impairment of our investment in this plant.

Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") is a 41/41/18 joint venture in Turkey with the Koc Group of Turkey and public investors.  Ford Otosan is a supplier of the Ford Transit Connect model, and an assembly supplier of the Ford Transit van model, both of which we sell primarily in Europe.

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

Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A.  The joint venture was established to engineer and manufacture niche vehicles.  The assets and liabilities associated with this joint venture that were classified as held for sale during the first quarter of 2009 are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 12.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH.  Tekfor produces transmission and chassis components for use in our vehicles.

We also hold interests in certain dealerships in North America.  At September 30, 2009 there were approximately 28 dealerships consolidated as part of our Dealer Development program.  We supply and finance the majority of vehicles and parts for these dealerships, and the operators have a contract to buy our equity interest over a period of time.  See Note 8 for discussion of the impairment of our investment in these assets.

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	September 30, 2009	December 31, 2008
Cash and cash equivalents	$654	$665
Receivables	661	518
Inventories	711	1,117
Net property	2,355	2,136
Assets of held-for-sale operations	335	318
Other assets	272	297
Total assets	$4,988	$5,051

Liabilities
Trade payables	$657	$516
Accrued liabilities	322	324
Debt	911	972
Liabilities of held-for-sale operations	101	97
Other liabilities	254	167
Total liabilities	$2,245	$2,076

Equity attributable to noncontrolling interests	$1,365	$1,168

The financial performance of the consolidated VIEs reflected on our statement of operations are as follows (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Sales	$1,526	$1,889	$3,590	$5,690
Costs and expenses
Cost of sales	1,220	1,662	2,892	4,671
Selling, administrative and other expenses	141	179	365	557
Total costs and expenses	1,361	1,841	3,257	5,228
Operating income/(loss)	165	48	333	462

Interest expense	10	18	32	51

Interest income and other non-operating income/(expense), net	5	9	28	38
Equity in net income/(loss) of affiliated companies	1	—	(1)	3
Income/(Loss) before income taxes – Automotive	161	39	328	452

Provision for/(Benefit from) income taxes	41	(1)	105	119
Income/(Loss) from continuing operations	120	40	223	333

Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	120	40	223	333

Less: Income/(loss) attributable to noncontrolling interests	63	39	164	248
Net income/(loss) attributable to Ford Motor Company	$57	$1	$59	$85

VIEs of which we are not the primary beneficiary:

In 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz"), we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $10 million at September 30, 2009.  For additional discussion of these letters of credit, see Note 18.

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

Ford Motor Company Capital Trust II ("Trust II") was formed in 2002.  We own 100% of Trust II's common stock which is equal to 5% of Trust II's total equity.

Our maximum exposure to VIEs of which we are not the primary beneficiary is as follows (in millions):

	September 30, 2009	December 31, 2008	Change in Maximum Exposure
Investments	$441	$413	$28
Liabilities	(32)	(38)	6
Guarantees (off-balance sheet)	368	362	6
Total maximum exposure	$777	$737	$40

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

As residual interest holder, Ford Credit is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  Ford Credit's exposure does not represent incremental risk to Ford Credit, and was $26.3 billion and $18.2 billion at September 30, 2009 and December 31, 2008, respectively.  The amount of risk absorbed by Ford Credit's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.

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

In certain instances in the first nine months of 2009, Ford Credit has elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions.  From time to time, Ford Credit renegotiates the terms of its commitments or reallocates the commitments globally.  In certain securitization transactions, Ford Credit has dynamic enhancements through which Ford Credit is required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.  Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIEs to Ford Credit.

VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives.  In certain instances, Ford Credit has entered into derivative transactions with a VIE to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

FCAR Owner Trust ("FCAR") is a VIE that issues asset-backed commercial paper, and Ford Credit may, on occasion, purchase debt issued by FCAR.  In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve's Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through February 1, 2010.  At September 30, 2009 Ford Credit did not have any commercial paper issued to the CPFF.  At September 30, 2009, the finance receivables of FCAR supported $6.7 billion of asset-backed commercial paper outstanding, of which $98 million was held by Ford Credit.

Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on Ford Credit's balance sheet and therefore are not included in the VIE assets shown in the following table.  As of September 30, 2009, the carrying values of the assets were $43.4 billion of retail receivables, $13.5 billion of wholesale receivables, and $13.9 billion of net investment in operating leases.  As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.  The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on Ford Credit's general assets; rather, they represent claims against only the specific securitized assets.  Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against Ford Credit's general assets.

The total consolidated VIE assets and liabilities that support Ford Credit's securitization transactions reflected on our balance sheet are as follows (in millions):

	September 30, 2009		December 31, 2008
	Cash & Cash Equivalents (a)	Debt (b)	Cash & Cash Equivalents (a)	Debt (b)
VIEs by asset class (c)
Retail	$3,342	$32,079	$2,673	$34,507
Wholesale (d)	1,007	7,987	1,029	15,537
Net investment in operating leases	542	9,512	206	12,005
Total	$4,891	$49,578	$3,908	$62,049
__________
(a)
Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $926 million and $949 million as of September 30, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $2.1 billion and $308 million at September 30, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was reflected in our consolidated liabilities.

(c)
The derivative assets of Ford Credit's consolidated VIEs were $58 million and $46 million at September 30, 2009 and December 31, 2008, respectively, and the derivative liabilities were $650 million and $808 million at September 30, 2009 and December 31, 2008, respectively.

(d)
Cash and cash equivalents includes cash contributions to excess funding accounts of $68 million and $179 million at September 30, 2009 and December 31, 2008, respectively, that were made by Ford Credit to the VIEs.  These cash enhancements ranged from zero to $1.4 billion during the first nine months of 2009.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations are as follows (in millions):

	Third Quarter
	2009		2008
	Derivative (Income)/Expense	Interest Expense	Derivative (Income)/Expense	Interest Expense
VIEs by asset class
Retail	$174	$215	$135	$442
Wholesale	(1)	68	(10)	174
Net investment in operating leases	99	125	11	135
Our financial performance related to VIEs	$272	$408	$136	$751

	First Nine Months
	2009		2008
	Derivative (Income)/Expense	Interest Expense	Derivative (Income)/Expense	Interest Expense
VIEs by asset class
Retail	$202	$739	$87	$1,319
Wholesale	(3)	199	(26)	536
Net investment in operating leases	82	368	76	476
Our financial performance related to VIEs	$281	$1,306	$137	$2,331

Item 1. Financial Statements (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES (Continued)

VIEs of which Ford Credit is not the primary beneficiary:

Ford Credit has investments in certain joint ventures determined to be VIEs of which it is not the primary beneficiary.  These joint ventures provide consumer and dealer financing in their respective markets.  The joint ventures are financed by external debt as well as subordinated financial support provided by the joint venture partners.  The risks and rewards associated with Ford Credit's interests in these joint ventures are based primarily on ownership percentages.  Ford Credit's investments in these joint ventures are accounted for as equity method investments and are included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with these VIEs is limited to its equity investments, which totaled $69 million and $109 million at September 30, 2009 and December 31, 2008, respectively.

NOTE 5.  GOODWILL AND OTHER NET INTANGIBLE ASSETS

The components of goodwill and other net intangible assets are as follows (in millions):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Ford Europe goodwill	$34	$—	$34	$31	$—	$31
Manufacturing and production incentive rights	298	(204)	94	227	(113)	114
License and advertising agreements	92	(30)	62	85	(23)	62
Other intangible assets	74	(48)	26	71	(41)	30
Total Automotive sector	498	(282)	216	414	(177)	237
Financial Services Sector
Ford Credit goodwill	9	—	9	9	—	9
Other intangible assets	4	(4)	—	4	(4)	—
Total Financial Services sector	13	(4)	9	13	(4)	9
Total Company	$511	$(286)	$225	$427	$(181)	$246

Changes in the goodwill balances are attributable to the impact of foreign currency translation.  We also have goodwill recorded within Equity in net assets of affiliated companies of $34 million at September 30, 2009 and December 31, 2008.

Our recognized intangible assets are comprised of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Pre-tax amortization expense	$22	$27	$61	$77

Intangible asset amortization is forecasted to be approximately $70 million to $80 million per year through 2010, and $10 million thereafter.

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

Restricted cash reflected on our balance sheet is as follows (in millions):

	September 30, 2009	December 31, 2008
Automotive sector	$803	$363
Financial Services sector	519	449
Total Company	$1,322	$812

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS

Debt outstanding is shown below (in millions).

	Amount Outstanding
	September 30, 2009	December 31, 2008
Automotive Sector
Debt payable within one year
Short-term	$810	$543
Long-term payable within one year
Public unsecured debt securities	334	—
Secured term loan	70	70
Other debt	421	578
Total debt payable within one year	1,635	1,191

Long-term debt payable after one year
Public unsecured debt securities	5,260	9,148
Convertible Notes	579	4,883
Subordinated convertible debentures	3,077	3,027
Secured term loan	4,486	6,790
Secured revolving loan	10,166	—
U.S. Department of Energy loans	886	—
Other debt	1,065	951
Total long-term debt payable after one year	25,519	24,799

Unamortized discount (a)	(265)	(1,763)

Total long-term debt payable after one year	25,254	23,036

Total Automotive sector	$26,889	$24,227

Fair value of debt	$23,057	$9,480

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,571	$11,503
Other asset-backed short-term debt	5,198	5,569
Ford Interest Advantage (b)	3,146	1,958
Other short-term debt	983	1,538
Total short-term debt	15,898	20,568
Long-term debt
Unsecured debt
Notes payable within one year	11,608	15,712
Notes payable after one year	33,636	37,249
Unamortized discount	(558)	(256)
Fair value adjustment (c)	290	334
Asset-backed debt
Notes payable within one year	21,503	26,501
Notes payable after one year	23,397	28,734
Total long-term debt	89,876	108,274
Total Financial Services sector	$105,774	$128,842

Fair value of debt	$105,962	$112,389

Total Automotive and Financial Services sectors	$132,663	$153,069
Intersector elimination (d)	(646)	(492)
Total Company	$132,017	$152,577
_______
(a)	Includes unamortized discount on convertible notes per the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash.
(b)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(c)	Adjustments related to designated fair value hedges of debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

The fair value of debt is estimated based on quoted market prices, current market rates for similar debt within approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.  Fair value of debt reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $339 million and $438 million at September 30, 2009 and December 31, 2008, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $1.1 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively.  The change in the fair value of our debt in the first nine months of 2009 was primarily driven by improvements in the credit markets generally, and an improved market view of Ford specifically.

Debt maturities at September 30, 2009 were as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total Debt Maturities	Adj.	Total Debt Carrying Value
Automotive Sector
Public unsecured debt securities	$—	$334	$—	$—	$—	$5,260	$5,594	$—	$5,594
Convertible Notes (a)	—	—	—	—	—	579	579	(179)	400
Subordinated convertible debentures	—	—	—	—	—	3,077	3,077	—	3,077
Secured term loan	18	70	70	70	4,328	—	4,556	—	4,556
Secured revolving loan	—	—	10,166	—	—	—	10,166	—	10,166
U.S. Department of Energy loans	—	—	—	44	89	753	886	—	886
Short term and other debt (b)	332	1,015	292	198	141	318	2,296	—	2,296
Unamortized discount	—	—	—	—	—	—	—	(86)	(86)
Total Automotive debt	350	1,419	10,528	312	4,558	9,987	27,154	(265)	26,889

Financial Services Sector
Unsecured debt	8,212	8,506	12,207	7,289	4,908	8,251	49,373	—	49,373
Asset-backed debt	15,985	21,108	14,760	3,659	953	204	56,669	—	56,669
Unamortized discount	—	—	—	—	—	—	—	(558)	(558)
Fair value adjustments (c)	—	—	—	—	—	—	—	290	290
Total Financial Services debt	24,197	29,614	26,967	10,948	5,861	8,455	106,042	(268)	105,774

Intersector elimination (d)	—	(646)	—	—	—	—	(646)	—	(646)
Total Company	$24,547	$30,387	$37,495	$11,260	$10,419	$18,442	$132,550	$(533)	$132,017
_______
(a)	Adjustment reflects unamortized discount per the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash.
(b)	Primarily non-U.S. affiliate debt.
(c)	Reflects adjustment related to designated fair value hedges of debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	September 30, 2009	December 31, 2008
9.50% Guaranteed Debentures due June 1, 2010	$334	$490
6 1/2% Debentures due August 1, 2018	361	482
8 7/8% Debentures due January 15, 2022	86	184
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	297
7 1/2% Debentures due August 1, 2026	193	250
6 5/8% Debentures due February 15, 2028	104	127
6 5/8% Debentures due October 1, 2028 (b)	638	760
6 3/8% Debentures due February 1, 2029 (b)	260	458
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	3,699
8.900% Debentures due January 15, 2032	151	397
9.95% Debentures due February 15, 2032	4	11
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	690
7.75% Debentures due June 15, 2043	73	152
7.40% Debentures due November 1, 2046	398	469
9.980% Debentures due February 15, 2047	181	232
7.70% Debentures due May 15, 2097	142	377
Total public unsecured debt securities (d)	$5,594	$9,148
_________
(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Total excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at September 30, 2009 of $167 million and $180 million, respectively. These securities are on-lent to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Debt Repurchases.  In January 2009, we repurchased through a private market transaction $165 million principal amount of our outstanding public unsecured debt securities for $37 million in cash.  As a result, we recorded a pre-tax gain of $127 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

Unsecured Notes Tender Offer.  Pursuant to a cash tender offer conducted by Ford Credit, on the settlement date of April 8, 2009, Ford Credit purchased $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of its tax liabilities to us.  As a result of the transaction, we recorded a pre-tax gain of $2.2 billion, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net in the second quarter of 2009.

Debt for Equity Exchanges.  During the first half of 2008, we issued an aggregate of 46,437,906 shares of Ford Common Stock, par value $0.01 per share, in exchange for $431 million principal amount of our outstanding public unsecured debt securities.  As a result of the exchange, we recorded a pre-tax gain of $73 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Convertible Notes

Pursuant to our December 2006 issuance, at September 30, 2009, we had outstanding $579 million of Convertible Notes.  The Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).  Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period.

We applied the guidance for accounting for convertible debt instruments that, upon conversion, may be settled in cash retrospectively to all periods presented following our adoption of this guidance on January 1, 2009 (see Note 1 for additional detail).

The following table summarizes the liability and equity components of our Convertible Notes (in millions):

	September 30, 2009	December 31, 2008
Liability component
Principal	$579	$4,883
Unamortized discount	(179)	(1,619)
Net carrying amount	$400	$3,264

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(1,864)

We recognized interest cost on our Convertible Notes as follows (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Contractual interest coupon	$6	$53	$68	$158
Amortization of discount	4	32	44	94
Total interest cost on Convertible Notes	$10	$85	$112	$252

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

Subsequent Event.  On November 3, 2009, we entered into an underwriting agreement for the public issuance of $2.5 billion principal amount of 4.25% Senior Convertible Notes due November 15, 2016.  These notes are convertible, under certain circumstances, into Ford Common Stock at a conversion price of approximately $9.30 per share.  Upon conversion, we will have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Common Stock.  The transaction is scheduled to settle on November 9, 2009 and will result in net proceeds to us of about $2.44 billion.  We have granted the underwriters an option to purchase an additional $375 million in aggregate principal amount of these convertible notes.  The liability component will be recorded in Debt, and the equity component will be recorded in Capital in excess of par value of stock.

These senior convertible notes will be issued pursuant to our existing effective shelf registration statement filed with the SEC.  Net proceeds to us from the senior convertible notes offering are expected to be used for general corporate purposes.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Subordinated Convertible Debentures

At September 30, 2009, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures") and $93 million of deferred interest, reported in Automotive long-term debt.  The $3 billion of Subordinated Debentures are due to Trust II, a subsidiary trust, and are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.  As announced on March 27, 2009, we elected to defer future interest payments related to the Trust Preferred Securities for up to 5 years.

At September 30, 2009, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

During the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

Pursuant to our December 2006 Credit Agreement, at September 30, 2009, we had outstanding $4.6 billion of a secured term loan maturing on December 15, 2013 and $10.2 billion of revolving loans maturing on December 15, 2011.  The term loan principal amount amortizes at a rate of $70 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 3.00%.  The revolving loan bears interest at LIBOR plus a margin of 2.25%.

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

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Secured Revolving Loan Draw.  Due to concerns about instability in the capital markets and the uncertain state of the global economy, on February 3, 2009, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement to ensure access to these funds.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not funded because LCPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  LCPI subsequently assigned $110 million of its revolving commitment to other lenders, and $89 million of these assignee lenders' revolving commitments were funded in the third quarter of 2009.  On July 10, 2009, we terminated the remaining LCPI commitment of $780 million.

We also received an additional $10 million under the revolving credit facility in the third quarter of 2009 for amounts previously committed but not yet received.

Secured Term Loan Repurchase.  On March 27, 2009, Ford Credit purchased from the lenders under the Credit Agreement $2.2 billion principal amount of our secured term loan thereunder for an aggregate cost of $1.1 billion (including transaction costs).  Consistent with previously-announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in Automotive interest income and other non-operating income/(expense), net in the first quarter of 2009.

In July 2009, Ford Leasing purchased from the lenders under the Credit Agreement $45 million principal amount of our secured term loan thereunder for an aggregate cost of $37 million.  Ford Holdings elected to receive the $37 million from Ford Leasing as a dividend, whereupon the debt was immediately forgiven.  As a result of this transaction, we recorded a pre-tax gain of $8 million in Automotive interest income and other non-operating income/(expense), net in the third quarter of 2009.

Subsequent Event. On November 2, 2009, we proposed to the lenders under the Credit Agreement an amendment that would reduce revolving lenders’ revolving commitments, extend the maturity of such lenders’ revolving commitments until 2013 and modify certain covenants and other provisions.  Pursuant to the proposal, each revolving lender that agrees to extend the maturity of its revolving commitments may reduce its revolving commitment by up to 25 percent at its election and to the extent its reduced revolving commitment exceeds certain specified levels, such excess would be converted into a new term loan under the Credit Agreement maturing on December 15, 2013.  In exchange for a reduction in their revolving commitments, as well as a 1 percentage point increase in interest rate margins, an increase in fees, and payment of an upfront fee, the revolving lenders would agree to extend the maturity of their revolving commitments and loans to November 30, 2013 from December 15, 2011.  The modified covenants would expand existing limitations on debt prepayments and repurchases to allow for further balance sheet improvements.  We would repay revolving loans to the extent necessary to effect the commitment reductions on December 3, 2009.

The revolving lenders are required to submit their responses to our proposal by November 18, 2009.  As of the date of this Report, certain revolving lenders have indicated that they intend to accept our proposal and extend about $6 billion of revolving commitments and loans to November 30, 2013.  The amendment and extension is subject to approval by lenders holding a majority in principal amount of the loans and commitments outstanding under the Credit Agreement.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

U.S. Department of Energy Loan

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the U.S. Department of Energy ("DOE") entered into on September 16, 2009, we have outstanding $886 million in loans.  The DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the Advanced Technology Vehicles Manufacturing ("ATVM") Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM will be made by and through the Federal Financing Bank, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program ("Eligible Project Costs") that are incurred through mid-2012 in the implementation of 13 advanced technology vehicle programs approved by the DOE (each, a "Project").  The Arrangement Agreement limits the amount of advances that may be used to fund Eligible Project Costs for each Project, and our ability to finance Eligible Project Costs with respect to a Project is conditioned on us meeting agreed timing milestones and fuel economy targets for that Project.

Maturity, Interest Rate and Amortization.  Advances may be requested from September 16, 2009 through June 30, 2012, and the loans will mature on June 15, 2022 (the "Maturity Date").  Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed.  Interest is payable quarterly in arrears.  The principal amount of the loans will be payable in equal quarterly installments commencing on September 15, 2012 through the Maturity Date.

Collateral.  The $5.9 billion aggregate principal amount is comprised of two loans: a $1.5 billion note secured by a first priority lien on any assets purchased or developed with the proceeds of the loans, and a $4.4 billion note secured by a junior lien on all of the collateral pledged under our Credit Agreement subordinated solely to (a) perfected security interests securing certain indebtedness, as defined in the Arrangement Agreement, and letters of credit not to exceed $19.1 billion and short-term cash management and hedging obligations in an amount not to exceed $1.5 billion and (b) certain other permitted liens described in the Arrangement Agreement.

Guarantees.  Certain of our subsidiaries that, together with us, hold a substantial portion of the consolidated domestic automotive assets (excluding cash) and that guarantee the Credit Agreement will guarantee our obligations under the Facility, and future material domestic subsidiaries will become guarantors when formed or acquired.

Affirmative Covenants.  The Arrangement Agreement contains affirmative covenants substantially similar to those in the Credit Agreement (including similar baskets and exceptions), as well as certain other affirmative covenants required in connection with the ATVM Program, including compliance with ATVM Program requirements, introduction of advanced technology vehicles to meet or exceed projected overall annual fuel economy improvements and delivery of progress reports and independent auditor reports with respect to the Projects.

Item 1. Financial Statements (Continued)

NOTE 7.  DEBT AND COMMITMENTS (Continued)

Negative Covenants.  The Arrangement Agreement contains negative covenants substantially similar to those in the Credit Agreement.  The Arrangement Agreement also contains a negative covenant substantially similar to the liquidity covenant in the Credit Agreement requiring that we not permit Available Liquidity (as defined in the Arrangement Agreement) to be less than $4 billion.

Events of Default.  In addition to customary payment, representation, bankruptcy and judgment defaults, the Arrangement Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money and a change in control default, as well as events of default specific to the facility.

Financial Services Sector

Unsecured Debt

Debt Repurchases.  In the third quarter 2009, through private market transactions, Ford Credit repurchased an aggregate of $1.5 billion principal amount of its outstanding unsecured notes for $1.5 billion in cash.  As a result, Ford Credit recorded a pre-tax loss of $4 million, net of unamortized discounts, premiums and fees, in Financial Services other income/loss, net.

In the first nine months of 2009, through private market transactions, our Financial Services sector repurchased an aggregate of $2.6 billion principal amount of its outstanding unsecured notes for $2.5 billion in cash.  As a result, our Financial Services sector recorded a pre-tax gain of $69 million, net of unamortized discounts, premiums and fees, in Financial Services other income/loss, net in the first nine months of 2009 ($51 million related to Ford Holdings and $18 million related to Ford Credit).

Asset-Backed Debt

The following table shows the assets and the related liabilities related to Ford Credit's secured debt arrangements that are included in our financial statements (in billions):

	September 30, 2009			December 31, 2008
	Cash & Cash Equivalents	Receivables	Related Debt	Cash & Cash Equivalents	Receivables	Related Debt
Retail	$3.6	$47.5	$37.5	$3.3	$51.6	$42.6
Wholesale	1.2	15.5	9.6	1.2	22.1	17.6
Net investment in operating leases	1.3	13.9	9.5	1.0	15.6	12.0
Total secured debt arrangements (a)(b)	$6.1	$76.9	$56.6	$5.5	$89.3	$72.2
_________
(a)
Includes debt of $51.7 billion and $62.3 billion as of September 30, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE.  The carrying values of Ford Credit assets securing the debt issued by these VIEs were $5.8 billion and $4.8 billion of cash and cash equivalents, $43.4 billion and $41.9 billion of retail receivables, $13.5 billion and $19.6 billion of wholesale receivables, and $13.9 billion and $15.6 billion of net investment in operating leases as of September 30, 2009 and December 31, 2008, respectively. Refer to Note 4 for further discussion regarding VIEs.

(b)
Includes assets pledged as collateral of $3.6 billion and $1.4 billion and the related secured debt arrangements of $2.4 billion and $1.1 billion as of September 30, 2009 and December 31, 2008, respectively.

In certain financing structures, Ford Credit issues asset-backed debt directly, rather than through consolidated VIEs.  For Ford Credit's bank-sponsored conduit program, Ford Credit transfers finance receivables, in which it retains a significant interest, to bank conduits or sponsor banks.  The outstanding balance of the transferred pools of finance receivables was $3.6 billion and $8.4 billion and the related secured debt was $3 billion and $6.9 billion at September 30, 2009 and December 31, 2008, respectively.

Financial Services sector asset-backed debt also included $99 million and $105 million at September 30, 2009 and December 31, 2008, respectively, that is secured by property.

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

Other Impairments

DFO Partnership.  In March 2009, our Board approved a potential sale of the Financial Service's investment in DFO Partnership.  DFO Partnership holds a portfolio of "non-core" diversified leveraged lease assets (e.g., railcars, aircraft, and energy facilities).  Information obtained from bids was used to assist in determining a $200 million fair value of the investment in DFO Partnership.  As a result, during the first quarter of 2009, an other-than-temporary impairment of the investment in DFO Partnership of $141 million was recorded in Financial Services equity in net income/(loss) of affiliated companies.  The fair value of the investment was classified in Level 2 of our fair-value hierarchy.

During the third quarter of 2009, the Financial Services sector completed the sale of its interest in DFO Partnership.  As a result of the sale, a pre-tax gain of $9 million (net of transaction costs) was recognized in Financial Services other income/(loss), net.

Item 1. Financial Statements (Continued)

NOTE 9.  OTHER INCOME/(LOSS)

Automotive Sector.  The following table summarizes the amounts included in Automotive interest income and other non-operating income/(expense), net (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Interest income	$47	$203	$160	$809
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	93	(430)	326	(812)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	—	(48)	(15)	(441)
Gains/(Losses) on extinguishment of debt	8	34	4,666	107
Other*	3	(3)	9	(7)
Total	$151	$(244)	$5,146	$(344)
_________
*  First nine months of 2009 includes $4 million in other income associated with the overall debt reduction actions discussed in Note 7.

Financial Services Sector.  The following table summarizes the amounts included in Financial Services other income/(loss), net (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Interest income (non-financing related)	$22	$135	$87	$419
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	31	34	43	(14)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	12	(2)	15	33
Gains/(Losses) on extinguishment of debt *	(4)	—	73	—
Investment and other income related to sales of receivables	(49)	69	(30)	186
Insurance premiums earned, net	20	28	76	110
Other	99	36	167	201
Total	$131	$300	$431	$935
_________
*  Included in the first nine months of 2009 is a gain of $4 million based on extinguishment of debt from exercise of a contractually-permitted put option.

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

We establish liabilities for employee benefits that we expect to provide under our collective bargaining agreements.  At September 30, 2009 and December 31, 2008, the related liabilities were $76 million and $411 million, respectively.  During the third quarter of 2009 and 2008, we recorded in Automotive cost of sales a reduction of expense of $22 million and $320 million, respectively.  In the first nine months of 2009 and 2008, we recorded a reduction of expense of $336 million and $264 million, respectively.

Item 1. Financial Statements (Continued)

NOTE 10.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Separation Actions

The costs of voluntary employee separation actions are recorded at the time of employees' acceptances, unless the acceptances require explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  Payments made to employees who have separated and for which there are ongoing eligibility requirements are accrued when the requirements are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

UAW Voluntary Separations.  We have a separation reserve established for voluntary employee separation actions recorded at the time of employees' acceptances.  At September 30, 2009 and December 31, 2008, this reserve was $58 million and $162 million, respectively.  The ending balance in the reserve primarily represents the cost of separation packages for employees who accepted separation packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties but remain on our employment rolls until they reach retirement eligibility.

We recorded pre-tax charges in Automotive cost of sales of $15 million and $45 million for the third quarter of 2009 and 2008, respectively, and $111 million and $236 million for the first nine months of 2009 and 2008, respectively.  The charges result from acceptances of voluntary employee separations actions in the periods and the ongoing costs related to continued eligibility requirements that were met by employees who were previously separated.

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions for the third quarter and first nine months of 2009 and 2008, respectively, which are recorded in Automotive cost of sales and Selling, administrative and other expenses (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Ford North America (U.S. salaried-related)	$1	$107	$104	$140
Ford South America	6	—	19	—
Ford Europe	7	7	79	17
Ford Asia Pacific Africa	4	14	10	18
Volvo	1	7	5	8

The charges above exclude costs for pension and other postretirement employee benefits ("OPEB").

Financial Services Sector

Separation Actions

In the first quarter of 2009, Ford Credit announced plans to restructure its U.S. operations to meet changing business conditions, including the decline in its receivables.  The restructuring affects its servicing, sales, and central operations.  In the third quarter and first nine months of 2009, Ford Credit recognized pre-tax charges of $14 million and $56 million, respectively, in Selling, administrative and other expenses for this and other employee separation actions outside of the United States.

These charges exclude pension costs.

NOTE 11.  INCOME TAXES

Generally, for interim tax reporting we estimate one single tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss).  We manage our operations by multi-jurisdictional business units, however, and thus are unable to reasonably compute one overall effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to U.S. GAAP, which provides that tax (or benefit) in each foreign jurisdiction not subject to valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction.

The U.S. and Canadian governments have reached agreement on our transfer pricing methodologies.  The agreement covers a number of years and has resulted in a favorable impact to the income tax provision of $196 million through the first nine months of 2009, primarily resulting from the refund of prior Canadian tax payments.

Item 1. Financial Statements (Continued)

NOTE 11.  INCOME TAXES (Continued)

On September 11, 2009, our Board of Directors adopted a tax benefit preservation plan (the "Plan") designed to preserve shareholder value and the value of certain tax assets including net operating losses, capital losses and tax credit carryforwards ("Tax Attributes").  At December 31, 2008, we had Tax Attributes that would offset $19 billion of U.S. taxable income.  Our ability to use these Tax Attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code.  In general, an ownership change would occur if 5-percent shareholders (as defined under U.S. federal income tax laws) collectively increase their ownership in Ford by more than 50 percentage points over a rolling three-year period.

In connection with the Plan, our Board of Directors declared a dividend of one preferred share purchase right for each share of Ford Common and Class B Stock as of the close of business on September 25, 2009.  In accordance with the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of outstanding Ford Common Stock (including any ownership interest held by that person's affiliates and associates as defined under the Plan) could be subject to significant dilution.

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

The assets and liabilities of Volvo classified as held for sale are as follows:

	September 30, 2009	December 31, 2008
Assets
Receivables	$387	$399
Inventories	1,399	1,630
Net property	4,958	4,422
Goodwill	1,264	1,150
Other intangibles	210	198
Other assets	544	615
Impairment of carrying value	(650)	—
Total assets of the held-for-sale operations	$8,112	$8,414
Liabilities
Payables	$1,953	$1,626
Pension liabilities	443	560
Warranty liabilities	388	494
Other liabilities	2,571	2,807
Total liabilities of the held-for-sale operations	$5,355	$5,487

Jaguar Land Rover.  On June 2, 2008, we sold our Jaguar Land Rover operations.  In the first quarter of 2008, we recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales.  In the second quarter of 2008, we recognized a pre-tax loss of $106 million, reported in Automotive interest income and other non-operating income/(expense), net.

During the third quarter of 2008, we settled final purchase price adjustments and recognized an additional pre-tax loss of $30 million reported in Automotive interest income and other non-operating income/(expense), net.  With this, our pre-tax loss is $136 million. There are no assets or liabilities on our balance sheet related to Jaguar Land Rover operations.

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

Automotive Components Holdings, LLC ("ACH").  During the second quarter of 2008, we completed the sale of the ACH glass business to Zeledyne, LLC ("Zeledyne").  As a result of this transaction, we recognized a pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense), net.

During the third quarter of 2008, the sale agreement between Ford and Zeledyne was amended resulting in an additional $19 million pre-tax loss reported in Automotive interest income and other non-operating income/(expense), net.  With this, our pre-tax loss was $304 million.

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

Financial Services Sector

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing Ford Credit to recognize an after-tax gain of $2 million and $9 million in the first nine months of 2009 and 2008, respectively, in Income/(Loss) from discontinued operations.

Held-for-Sale Operations

Held-for-Sale Finance Receivables.  During the third quarter of 2009, Ford Credit reclassified to Assets of discontinued/held-for-sale operations $911 million of Ford Credit Australia held-for-investment finance receivables that it no longer had the intent to hold for the foreseeable future or until maturity or payoff.  Information from an independent bid for these assets was used to determine the fair value of the $911 million that is classified in Level 2 of our fair value hierarchy.  A valuation allowance of $52 million was recorded in Financial Services other income/(loss), net related to these assets.

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

Other Dispositions

Nordic Operations.  During the second quarter of 2008, Ford Credit completed the creation of a joint venture finance company and transferred the majority of its business and assets from Denmark, Finland, Norway, and Sweden into the joint venture.  The joint venture will support the sale of Ford vehicles in these markets.  As a result of the sale, Ford Credit reduced Finance receivables, net by $1.7 billion, and recognized a pre-tax gain of $85 million (net of transaction costs and including $35 million of foreign currency translation adjustments) in Financial Services revenues.  Ford Credit reports its ownership interest in the joint venture as an equity method investment.

PRIMUS Financial Services Inc. ("PRIMUS Japan").  During the second quarter of 2008, Ford Credit completed the sale of 96% of its ownership interest in PRIMUS Japan, its operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  As a result of the sale, Ford Credit reduced Finance receivables, net by $1.8 billion, reduced Debt by $252 million, and recognized a pre-tax gain of $22 million (net of transaction costs and including $28 million of foreign currency translation adjustments) in Financial Services revenues.  Ford Credit reports its remaining ownership interest as a cost method investment.

Item 1. Financial Statements (Continued)

NOTE 12.  DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Primus Finance and Leasing, Inc. ("Primus Philippines").  During the second quarter of 2008, Ford Credit completed the sale of its 60% ownership interest in Primus Philippines, its operation in the Philippines that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  Ford Credit also completed the sale of its 40% ownership interest in PFL Holdings, Inc., a holding company in the Philippines that owned the remaining 40% ownership interest in Primus Philippines.  As a result of the sale, Ford Credit recognized a pre-tax gain of $5 million (net of transaction costs and including $1 million of foreign currency translation adjustments) in Financial Services revenues.

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

The calculation of diluted income/(loss) per share of Ford Common Stock and Class B Stock takes into account the effect of obligations, such as restricted stock unit awards, stock options, and convertible notes and securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$997	$(161)	$1,826	$(8,797)
Effect of dilutive Convertible Notes (a)(b)	10	—	110	—
Effect of dilutive Trust Preferred Securities (a)(c)	46	—	—	—
Diluted income/(loss) from continuing operations	$1,053	$(161)	$1,936	$(8,797)

Basic and Diluted Shares
Average shares outstanding	3,260	2,280	2,887	2,236
Restricted and uncommitted-ESOP shares	(1)	(1)	(1)	(1)
Basic shares	3,259	2,279	2,886	2,235
Net dilutive options and restricted and uncommitted-ESOP shares (d)	102	—	75	—
Dilutive Convertible Notes (b)	63	—	231	—
Dilutive convertible Trust Preferred Securities (c)	160	—	—	—
Diluted shares	3,584	2,279	3,192	2,235
_________
(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.
 Not included in calculation of diluted earnings per share due to their antidilutive effect:
(b)	538 million shares for the third quarter of 2008 and the first nine months of 2008, and the related income effect for Convertible Notes.
(c)
162 million shares for the third quarter of 2008, and 160 million shares and 162 million shares for the first nine months of 2009 and 2008, respectively, and the related income effect for Trust Preferred Securities.

(d)	28 million contingently-issuable shares for third quarter of 2008 and 26 million contingently-issuable shares for first nine months of 2008.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments and Hedge Accounting

We adopted FASB newly-issued standard for derivative instruments and hedging activities on its effective date, January 1, 2009.  The standard enhances the current disclosure framework for derivative instruments and hedging activities.  In this initial year of adoption, we have elected not to present earlier periods.

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

Our use of derivatives does generate the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on September 30, 2009 was approximately $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.  In the third quarter of 2009, we began posting cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  As of September 30, 2009, we posted $19 million in cash collateral related to derivative instruments, which is included in restricted cash and reported in Other assets on our consolidated balance sheet.

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

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income (in millions):

	Third Quarter 2009			First Nine Months 2009
	Gain/(Loss) Recognized in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$(14)	$(13)	$—	$(83)	$38	(a)	$(1)
Commodity contracts	—	1	—	—	4		—
Total	$(14)	$(12)	$—	$(83)	$42		$(1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)			$(87)				$(88)
Foreign exchange contracts – investment portfolios			(6)				(12)
Commodity contracts			12				(37)
Other – interest rate contracts and warrants			(2)				(6)
Total			$(83)				$(143)
Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$50				$107
Ineffectiveness (c)			(18)				(14)
Total			$32				$93
Derivatives not designated as hedging instruments:
Interest rate contracts			$34				$(50)
Foreign exchange contracts (b)			(114)				(226)
Cross currency interest rate swap contracts (b)			(54)				60
Other – warrants			1				—
Total			$(133)				$(216)
_________
(a)	Includes a $4 million gain reclassified from AOCI to income in the first quarter of 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)
Hedge ineffectiveness is the difference between the change in fair value included in assessment of hedge effectiveness on the derivative (a $46 million gain and a $1 million loss in the third quarter and first nine months of 2009, respectively) and on the hedged item (a $64 million loss and a $13 million loss in the third quarter and first nine months of 2009, respectively).

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

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

We expect to reclassify existing net losses of $3 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative financial instruments at September 30, 2009 (in millions unless otherwise noted):

	Notionals (in billions)	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$0.2	$3	$5

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures	5.3	101	81
Foreign exchange contracts – investment exposures	0.2	1	1
Commodity contracts	1.3	11	98
Other – interest rate contracts and warrants	0.2	2	17
Total derivatives not designated as hedging instruments	7.0	115	197

Total Automotive sector derivative instruments	$7.2	$118	$202

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6.8	$465	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	85.8	1,629	1,150
Foreign exchange contracts	5.2	26	44
Cross currency interest rate swap contracts	3.4	220	267
Total derivatives not designated as hedging instruments	94.4	1,875	1,461

Total Financial Services sector derivative instruments	$101.2	$2,340	$1,461

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

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.  At September 30, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $1 million and $14 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $3 million and $27 million for Automotive and Financial Services sectors, respectively.

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

Item 1. Financial Statements (Continued)

NOTE 15.  RETIREMENT BENEFITS

Pension and OPEB expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$85	$94	$76	$91	$102	$80
Interest cost	674	672	326	357	225	356
Expected return on assets	(822)	(865)	(342)	(382)	(32)	(64)
Amortization of:
Prior service costs/(credits)	94	93	22	24	(228)	(232)
(Gains)/Losses and Other	4	5	51	56	21	60
Separation programs	—	43	11	24	—	1
(Gain)/Loss from curtailment	—	—	—	—	(1)	(2,603)
Net expense/(income)	$35	$42	$144	$170	$87	$(2,402)

	First Nine Months
	Pension Benefits*
	U.S. Plans		Non-U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
Service cost	$257	$283	$215	$327	$306	$236
Interest cost	2,023	2,016	923	1,218	673	1,217
Expected return on assets	(2,466)	(2,597)	(963)	(1,374)	(98)	(223)
Amortization of:
Prior service costs/(credits)	281	281	62	78	(682)	(670)
(Gains)/Losses and Other	12	13	128	164	62	237
Separation programs	7	248	122	66	2	12
(Gain)/Loss from curtailment	—	—	—	—	(4)	(2,714)
Net expense/(income)	$114	$244	$487	$479	$259	$(1,905)
_________
*  Includes Volvo for 2008 and 2009, and Jaguar Land Rover for 2008.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first nine months of 2009, we contributed $1.1 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $300 million in 2009, for a total of $1.4 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2009.

NOTE 16.  FAIR VALUE MEASUREMENTS

Cash Equivalents – Financial Instruments.  Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents.  We measure financial instruments classified as cash equivalents at fair value.  We use quoted prices where available to determine fair value for U.S. Treasury securities, and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.

Marketable Securities.  Investments including U.S. government and non-U.S. government securities, corporate obligations and equities, and asset-backed securities with a maturity date greater than 90 days at the date of purchase are classified as marketable securities.  Where available, including for U.S. Treasury securities and corporate equities, we use quoted market prices to measure fair value.  If quoted market prices are not available, such as for government agency securities, asset-backed securities, and corporate obligations, matrix pricing models for similar assets are used.

Retained Interest in Securitized Assets.  Ford Credit estimates the fair value of retained interests using internal valuation models, market inputs, and its own assumptions in estimating cash flows from the sales of retail receivables.

Derivative financial instruments.  Detail on valuation methodologies used to measure fair value of derivative instruments may be found in Note 14.

The fair value of debt and loan receivables are presented together with the related carrying value in Notes 2 and 7, respectively.  These Notes also include a description of valuation methodologies.

Item 1. Financial Statements (Continued)

NOTE 16.  FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value at September 30, 2009 of those financial instruments that are measured at fair value on a recurring basis (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Level 1	Level 2	Level 3	Balance at September 30, 2009
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$152	$—	$—	$152
Government-sponsored enterprises	—	779	—	779
Government – non U.S.	—	140	—	140
Corporate debt	—	1,897	—	1,897
Total cash equivalents – financial instruments	152	2,816	—	2,968
Marketable securities (b)
U.S. government	8,667	—	—	8,667
Government-sponsored enterprises	—	2,421	2	2,423
Corporate debt	—	519	9	528
Mortgage-backed and other asset-backed	—	362	31	393
Equity	895	1	—	896
Government – non U.S.	—	405	2	407
Other liquid investments (c)	—	611	—	611
Total marketable securities	9,562	4,319	44	13,925
Derivative financial instruments	—	112	6	118
Total assets at fair value	$9,714	$7,247	$50	$17,011
Liabilities
Derivative financial instruments	$—	$202	$—	$202
Total liabilities at fair value	$—	$202	$—	$202

Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$400	$—	$—	$400
Government-sponsored enterprises	—	4,500	—	4,500
Government – non U.S.	—	751	—	751
Total cash equivalents – financial instruments	400	5,251	—	5,651
Marketable securities (b)
U.S. government	6,549	—	—	6,549
Government-sponsored enterprises	—	1,453	—	1,453
Corporate debt	—	170	3	173
Mortgage-backed and other asset-backed	—	249	—	249
Equity	20	—	—	20
Government – non U.S.	—	24	—	24
Other liquid investments (c)	—	174	—	174
Total marketable securities	6,569	2,070	3	8,642
Derivative financial instruments	—	1,775	565	2,340
Retained interest in securitized assets	—	—	33	33
Total assets at fair value	$6,969	$9,096	$601	$16,666
Liabilities
Derivative financial instruments	$—	$740	$721	$1,461
Total liabilities at fair value	$—	$740	$721	$1,461
_________
(a)
Cash equivalents – financial instruments in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $4.2 billion and $7 billion as of September 30, 2009 for Automotive and Financial Services sectors, respectively, which approximates fair value.

(b)
Marketable securities excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $646 million and an estimated fair value of $650 million as of September 30, 2009; see Note 1 for additional detail.

(c)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.

Item 1. Financial Statements (Continued)

NOTE 16.  FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes for the period ended September 30, 2009 in Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at September 30, 2009	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$150	$(21)	$(53)	$(32)	$44	$(3)
Derivative financial instruments, net (d)	(32)	(8)	46	—	6	2
Total Level 3 fair value	$118	$(29)	$(7)	$(32)	$50	$(1)

Financial Services Sector
Marketable securities (e)	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net (f)	(74)	(50)	(32)	—	(156)	(99)
Retained interest in securitized assets (g)	92	9	(68)	—	33	(1)
Total Level 3 fair value	$23	$(43)	$(100)	$—	$(120)	$(102)
_________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at September 30, 2009.
(c)
Realized/unrealized gains/(losses) on Level 3 Automotive sector marketable securities for the period presented are recorded in Automotive interest income and other non-operating income/(expenses), net (zero for the third quarter of 2009, and a $1 million loss for the first nine months of 2009), and Accumulated other comprehensive income/(loss) reflecting foreign currency translation (zero for the third quarter of 2009, and a $20 million loss for the first nine months of 2009).

(d)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Level 3 Automotive sector derivative financial instruments for the period presented are recorded to Automotive cost of sales (a $2 million loss for the third quarter of 2009, and a $10 million loss for first nine months of 2009), and Automotive interest income and other non-operating income/(expense), net (a $1 million gain for the third quarter of 2009, and a $2 million gain for the first nine months of 2009).

(e)
Realized/unrealized gains/(losses) on Level 3 Financial Services sector marketable securities for the period presented are recorded to Financial Services other income/(loss), net (zero for the third quarter of 2009, and a $2 million loss for the first nine months of 2009).

(f)
Reflects fair value of derivative assets, net of liabilities.  Realized/unrealized gains/(losses) on Level 3 Financial Services sector derivative financial instruments for the period presented are recorded to Financial Services other income/(loss), net (an $80 million loss for the third quarter of 2009, and a $52 million loss for the first nine months of 2009), and Accumulated other comprehensive income/(loss) reflecting foreign currency translation (a $19 million loss for the third quarter of 2009, and a $2 million gain for the first nine months of 2009).

(g)
Realized/unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Financial Services other income/(loss), net (zero for the third quarter of 2009, and a $10 million gain for the first nine months of 2009) and Accumulated other comprehensive income/(loss) (a $1 million gain for the third quarter of 2009, and a $1 million loss for the first nine months of 2009).

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION

(In millions)	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Mazda	Jaguar Land Rover	Other	Total
THIRD QUARTER 2009
Sales/Revenues
External customer	$13,718	$2,089	$7,584	$1,484	$2,995	$—	$—	$—	$27,870
Intersegment	65	—	168	—	8	—	—	—	241
Income/(Loss)
Income/(Loss) before income taxes	223	241	177	21	25	—	—	(142)	545

THIRD QUARTER 2008
Sales/Revenues
External customer	$10,748	$2,712	$9,660	$1,697	$2,916	$—	$—	$—	$27,733
Intersegment	172	—	174	—	18	—	—	—	364
Income/(Loss)
Income/(Loss) before income taxes	(36)	480	29	(24)	(484)	(1)	(37)	(659)	(732)

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims *	Total
THIRD QUARTER 2009
Sales/Revenues
External customer	$2,937	$85	$—	$3,022	$—	$30,892
Intersegment	104	4	—	108	(349)	—
Income/(Loss)
Income/(Loss) before income taxes	677	(7)	—	670	—	1,215

THIRD QUARTER 2008
Sales/Revenues
External customer	$3,939	$74	$—	$4,013	$—	$31,746
Intersegment	171	2	—	173	(537)	—
Income/(Loss)
Income/(Loss) before income taxes	161	(2)	—	159	—	(573)
_________
*  Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Mazda	Jaguar Land Rover	Other	Total
FIRST NINE MONTHS 2009
Sales/Revenues
External customer	$34,705	$5,333	$20,811	$3,855	$8,523	$—	$—	$—	$73,227
Intersegment	262	—	539	—	35	—	—	—	836
Income/(Loss)
Income/(Loss) before income taxes	(1,600)	377	(479)	(108)	(994)	—	3	3,654	853
Total assets at September 30 (a)									82,511

FIRST NINE MONTHS 2008
Sales/Revenues
External customer	$42,077	$6,900	$31,374	$5,143	$11,439	$—	$6,974	$—	$103,907
Intersegment	461	—	663	—	75	—	63	—	1,262
Income/(Loss)
Income/(Loss) before income taxes	(7,634)	1,125	1,336	15	(787)	(63)	38	(1,179)	(7,149)
Total assets at September 30									94,617

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
FIRST NINE MONTHS 2009
Sales/Revenues
External customer	$9,400	$232	$—	$9,632	$—	$82,859
Intersegment	302	11	—	313	(1,149)	—
Income/(Loss)
Income/(Loss) before income taxes	1,287	(174)	—	1,113	—	1,966
Total assets at September 30 (a)	124,792	10,513	(8,675)	126,630	(3,245)	205,896

FIRST NINE MONTHS 2008
Sales/Revenues
External customer	$12,032	$201	$—	$12,233	$—	$116,140
Intersegment	597	8	—	605	(1,867)	—
Income/(Loss)
Income/(Loss) before income taxes	(2,187)	(10)	—	(2,197)	—	(9,346)
Total assets at September 30	155,305	10,237	(9,632)	155,910	(4,009)	246,518
_________
(a)	As reported on our sector balance sheet.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 18.  GUARANTEES

At September 30, 2009, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  Maximum potential payments under guarantees total $256 million and $206 million at September 30, 2009 and December 31, 2008, respectively.  The carrying value of our recorded liabilities related to guarantees was $72 million and $24 million at September 30, 2009 and December 31, 2008, respectively.  Our assessment of performance risk under these guarantees is reviewed regularly, and have resulted in no changes to our initial valuation.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Financing LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  As of September 30, 2009 and December 31, 2008, the deferred gain related to the letters of credit was $10 million and $14 million, respectively.  We believe future performance under these letters of credit is remote.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include claims regarding any of the following, among others:  environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim.  We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable.  As part of the sale of Jaguar Land Rover, we provided the buyer a customary set of indemnifications, some of which are subject to an aggregate limit of $805 million and some of which (e.g., warranties related to our capacity and authority to enter into the transaction, our ownership of the companies sold and the shares of those companies being free from encumbrances, and certain tax covenants) are unlimited in amount.  At June 1, 2009, the indemnifications provided to the buyer of Jaguar Land Rover which were subject to an aggregate limit of $805 million expired; however, outstanding claims relating to these indemnifications, as well as indemnifications relating to certain warranties described in the preceding sentence continue.  We believe that the probability of payment under these claims and indemnifications is remote.  We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.  During the third quarter of 2009, there were no significant changes to our indemnifications.

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

	First Nine Months
	2009	2008
Beginning balance	$3,346	$4,209
Payments made during the period	(1,895)	(2,140)
Changes in accrual related to warranties issued during the period	1,073	1,575
Changes in accrual related to pre-existing warranties	644	13
Foreign currency translation and other	117	(77)
Ending balance	$3,285	$3,580

Item 1. Financial Statements (Continued)

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

We adopted the revised standard on accounting for noncontrolling interests on January 1, 2009, pursuant to which noncontrolling interests are considered a component of equity.  The standard also changes the presentation and accounting for noncontrolling interests, and requires that equity/(deficit) presented in our consolidated financial statements include amounts attributable to Ford Motor Company stockholders and the noncontrolling interests.  The following schedule presents changes in consolidated equity/(deficit) attributable to Ford Motor Company and the noncontrolling interests (in millions):

	2009			2008
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(15,722)	$1,195	$(14,527)	$7,363	$1,421	$8,784
Total comprehensive income/(loss)
Net income/(loss)	(1,427)	11	(1,416)	70	122	192
Other comprehensive income/(loss):
Foreign currency translation	(446)	(69)	(515)	921	(50)	871
Net gain/(loss) on derivative instruments	(87)	—	(87)	225	—	225
Employee benefit-related	(5)	—	(5)	96	—	96
Net holding gain/(loss)	(1)	—	(1)	(27)	—	(27)
Total other comprehensive income/(loss)	(539)	(69)	(608)	1,215	(50)	1,165
Total comprehensive income/(loss)	(1,966)	(58)	(2,024)	1,285	72	1,357
Other changes in equity:
Capital in excess of par value of stock for debt conversion, employee benefit plans, and other	110	—	110	154	—	154
Adoption of the fair value option for financial assets and financial liabilities	—	—	—	12	—	12
Dividends	—	(32)	(32)	—	(9)	(9)
Other	1	(5)	(4)	2	(18)	(16)
Ending balance, March 31	$(17,577)	$1,100	$(16,477)	$8,816	$1,466	$10,282

Beginning balance, March 31	$(17,577)	$1,100	$(16,477)	$8,816	$1,466	$10,282
Total comprehensive income/(loss)
Net income/(loss)	2,261	90	2,351	(8,697)	89	(8,608)
Other comprehensive income/(loss):
Foreign currency translation	2,107	104	2,211	(1,452)	27	(1,425)
Net gain/(loss) on derivative instruments	(36)	—	(36)	(252)	—	(252)
Employee benefit-related	(450)	(1)	(451)	1,184	—	1,184
Net holding gain/(loss)	(2)	—	(2)	(6)	—	(6)
Total other comprehensive income/(loss)	1,619	103	1,722	(526)	27	(499)
Total comprehensive income/(loss)	3,880	193	4,073	(9,223)	116	(9,107)
Other changes in equity:
Capital in excess of par value of stock for equity issuance, debt conversion, employee benefit plans, and other	2,944	—	2,944	398	—	398
Dividends	—	(3)	(3)	—	(128)	(128)
Increase in noncontrolling interest related to newly consolidated VIEs	—	40	40	—	—	—
Other	10	(5)	5	2	5	7
Ending balance, June 30	$(10,743)	$1,325	$(9,418)	$(7)	$1,459	$1,452

Beginning balance, June 30	$(10,743)	$1,325	$(9,418)	$(7)	$1,459	$1,452
Total comprehensive income/(loss)
Net income/(loss)	997	79	1,076	(161)	51	(110)
Other comprehensive income/(loss):
Foreign currency translation	498	15	513	(2,025)	(36)	(2,061)
Net gain/(loss) on derivative instruments	(68)	—	(68)	(109)	—	(109)
Employee benefit-related	(131)	—	(131)	1,442	—	1,442
Net holding gain/(loss)	2	—	2	(12)	—	(12)
Total other comprehensive income/(loss)	301	15	316	(704)	(36)	(740)
Total comprehensive income/(loss)	1,298	94	1,392	(865)	15	(850)
Other changes in equity:
Capital in excess of par value of stock for equity issuance, debt conversion, employee benefit plans, and other	769	—	769	525	—	525
Dividends	—	—	—	—	(1)	(1)
Increase in noncontrolling interest related to newly consolidated VIEs	—	—	—	—	—	—
Other	1	(14)	(13)	1	(15)	(14)
Ending balance, September 30	$(8,675)	$1,405	$(7,270)	$(346)	$1,458	$1,112

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2009, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for defined benefit pension and other postretirement plans in 2006 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the Financial Accounting Standards Board's ("FASB") revised standard on accounting for noncontrolling interests and the FASB's standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) on January 1, 2009.  As discussed in Note 12, the Company classified the assets and liabilities of the Volvo operations as held for sale during the three-month period ended March 31, 2009.  The accompanying December 31, 2008 consolidated balance sheet reflects these changes.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
November 6, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $997 million or $0.29 per share of Common and Class B Stock in the third quarter of 2009, an improvement of $1.2 billion from a net loss attributable to Ford Motor Company of $161 million or $0.07 per share of Common and Class B Stock in the third quarter of 2008.

Results by sector are shown below (in millions):

	Third Quarter
	2009	2008 (a)	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
Automotive sector	$545	$(732)	$1,277
Financial Services sector	670	159	511
Total Company	1,215	(573)	1,788
Provision for/(Benefit from) income taxes	139	(463)	602
Income/(Loss) from continuing operations	1,076	(110)	1,186
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	1,076	(110)	1,186
Less: Income/(Loss) attributable to noncontrolling interests (b)	79	51	28
Net income/(loss) attributable to Ford Motor Company (c)	$997	$(161)	$1,158
__________
(a)
Adjusted for the effect of the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash; see Note 1 of the Notes to the Financial Statements for additional detail.

(b)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under standard on accounting for noncontrolling interests, which was effective January 1, 2009.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $89 million and $106 million in the third quarter of 2009 and 2008, respectively.

(c)	Formerly labeled "Net income/(loss)," reflects new presentation under the standard on accounting for noncontrolling interests, effective January 1, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income/(Loss) before income taxes includes certain items ("special items") that we have grouped into "Personnel and Dealer-Related Items" and "Other Items" to provide useful information to investors about the nature of the special items.  The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities.  The second category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

The following table details special items in each category by segment or business unit (in millions):

	Third Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2009	2008
Automotive Sector
Ford North America
Retiree health care and related charges	$(120)	$2,569
Personnel-reduction actions/Other	(23)	(197)
U.S. dealer actions	(13)	(38)
Job Security Benefits	22	320
Total Ford North America	(134)	2,654
Ford South America
Personnel-reduction actions	(6)	—
Ford Europe
Personnel-reduction actions/Other	(16)	(40)
Ford Asia Pacific Africa
Personnel-reduction actions	(6)	(28)
Volvo
Personnel-reduction actions	(3)	(15)
U.S. dealer actions	—	(11)
Total Volvo	(3)	(26)
Other Automotive
Returns on assets held in the TAA	93	(250)
Total Personnel and Dealer-Related Items - Automotive sector	(72)	2,310
Other Items:
Automotive Sector
Ford North America
Accelerated depreciation related to AAI acquisition of leased facility	—	(82)
Gain/(Loss) on sale of ACH plants	—	(19)
Total Ford North America	—	(101)
Volvo
Held-for-sale cessation of depreciation and related charges	163	—
Other Automotive
Gain on debt securities exchanged for equity	—	35
Net gains on debt reduction actions	8	—
Total Other Automotive	8	35
Jaguar Land Rover
Sale-related/Other	—	(37)
Total Other Items – Automotive sector	171	(103)
Financial Services Sector
DFO Partnership – gain on sale	9	—
Total	$108	$2,207

Included in Provision for/(Benefit from) income taxes are tax benefits of $16 million and $641 million for the third quarter of 2009 and 2008, respectively, that we consider to be special items.  For 2008, this amount primarily consists of the tax effects of the pre-tax special items listed above, and a $630 million benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension/OPEB, overhead, etc.), is at constant exchange and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at constant volume and mix.

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the third quarter of 2009 and 2008 (in millions), with Mazda and Jaguar Land Rover separated out from "ongoing" subtotals:

	Third Quarter
	2009	2008	2009 Over/(Under) 2008
Ford North America *	$223	$(36)	$259

Ford South America	241	480	(239)

Ford Europe	177	29	148

Ford Asia Pacific Africa	21	(24)	45

Volvo	25	(484)	509
Total ongoing Automotive operations	687	(35)	722

Other Automotive	(142)	(659)	517
Total ongoing Automotive	545	(694)	1,239

Mazda	—	(1)	1

Jaguar Land Rover	—	(37)	37
Total Automotive sector	$545	$(732)	$1,277
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the third quarter of 2009 and 2008 are shown below:

	Third Quarter
	Sales (a)				Wholesales (b)
	(in billions)				(in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$13.7	$10.8	$2.9	28%	516	462	54	12%

Ford South America	2.1	2.7	(0.6)	(23)	108	126	(18)	(14)

Ford Europe	7.6	9.7	(2.1)	(21)	393	410	(17)	(4)

Ford Asia Pacific Africa (d)	1.5	1.7	(0.2)	(13)	139	111	28	25

Volvo	3.0	2.9	0.1	3	76	66	10	15
Total Automotive sector	$27.9	$27.8	$0.1	—	1,232	1,175	57	5
______
(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China by unconsolidated affiliates totaling about 73,000 and 41,000 units in the third quarters of 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2009 and 2008, along with the level of dealer stocks as of September 30, 2009 and 2008, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
United States (b)	14.6%	12.4%	2.2	pts.	313	478	(165)
South America (b) (c)	9.9	9.6	0.3		27	43	(16)
Europe (b) (d)	9.2	8.6	0.6		190	272	(82)
Asia Pacific Africa (b) (e) (f)	2.0	2.0	—		43	56	(13)
Volvo – United States/Europe (d)	0.6/1.2	0.4/1.2	0.2/—		10/28	16/36	(6)/(8)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2008 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results is more than explained by favorable net pricing ($1.9 billion), favorable cost changes ($1.7 billion), and returns on assets held in the TAA (about $400 million), offset partially by the non-recurrence of a retiree health care curtailment gain and higher retiree health care and related charges ($2.7 billion).  The favorable cost changes are more than explained by lower structural costs and lower net product costs.

The increase in revenues is more than explained by favorable net pricing and favorable volume, offset partially by unfavorable changes in currency exchange.

The table below details our Automotive sector third quarter 2009 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$0.5
Advertising & sales promotions	Reduced costs	0.2
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care Settlement Agreement	0.2
Overhead	Primarily salaried personnel reductions	0.1
	Total	$1.0

Ford North America Segment.  The improvement in results primarily reflects favorable net pricing, favorable cost changes, and favorable volume and mix, offset partially by the non-recurrence of a retiree health care curtailment gain and higher retiree health care and related charges, and unfavorable changes in currency exchange.  The favorable cost changes are more than explained by lower net product costs and lower structural costs (including lower manufacturing and engineering, pension and OPEB, and overhead costs).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The decrease in earnings is more than explained by unfavorable changes in currency exchange rates, unfavorable volume and mix, and unfavorable cost changes, offset partially by favorable net pricing.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The increase in earnings primarily reflects favorable cost changes and favorable net pricing, offset partially by unfavorable volume and mix and unfavorable changes in currency exchange rates.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering and advertising and sales promotions costs) and lower net product costs.

Ford Asia Pacific Africa Segment.  The improvement in results primarily reflects favorable net pricing, favorable China joint venture profits, lower costs associated with personnel-reduction actions, and favorable cost changes, offset partially by unfavorable changes in currency exchange.  The favorable cost changes are more than explained by lower structural costs (including lower advertising and sales promotions and manufacturing and engineering costs) and lower freight costs, offset partially by higher net product costs.

Volvo Segment.  The improvement in results primarily reflects favorable cost changes, held-for-sale cessation of depreciation, favorable changes in currency exchange rates, and favorable volume and mix.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and overhead costs) and lower net product costs.

Other Automotive.  The improvement in earnings is more than explained by higher returns on the assets held in the TAA, higher returns on our cash portfolio, and lower interest expense, offset partially by lower interest income and unfavorable fair market value adjustments on our investment in Mazda.

FINANCIAL SERVICES SECTOR

Results of Operations

Details by segment or business unit of Revenues and Income/(Loss) before income taxes for the third quarter of 2009 and 2008 are shown below:

	Third Quarter
	Revenues			Income/(Loss) Before Income Taxes
	(in billions)			(in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008

Ford Credit	$2.9	$3.9	$(1.0)	$677	$161	$516
Other Financial Services	0.1	0.1	—	(7)	(2)	(5)
Total	$3.0	$4.0	$(1.0)	$670	$159	$511

Ford Credit

The increase in pre-tax earnings primarily reflects lower depreciation expense for leased vehicles consistent with lower residual losses on returned vehicles due to higher auction values (about $400 million); a lower provision for credit losses, primarily related to lower severity offset partially by higher repossessions (about $250 million); lower operating costs (about $100 million); and net gains related to unhedged currency exposure, primarily from cross-border intercompany lending (about $60 million).  These factors were offset partially by lower volume, primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $300 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Ford Credit's operations and unallocated risk management for the third quarter of 2009 and 2008 are shown below:

	Third Quarter
	2009	2008	2009 Over/(Under) 2008
Income/(Loss) before income taxes
North America operations	$650	$114	$536
International operations	(7)	71	(78)
Unallocated risk management*	34	(24)	58
Income/(Loss) before income taxes	677	161	516
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	250	66	184
Net income/(loss)	$427	$95	$332
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects lower depreciation expense for leased vehicles, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, and lower operating costs.  These factors were offset partially by lower volume.  The decline in pre-tax results for Ford Credit's International operations primarily reflects lower volume, a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 (related to the sale of Ford Credit's Australia retail portfolio on October 1, 2009), and a higher provision for credit losses.  These factors were offset partially by lower operating costs and lower residual losses.  The change in unallocated risk management reflects the non-recurrence of net losses related to market valuation adjustments to derivatives, primarily related to movements in interest rates.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	September 30, 2009	December 31, 2008	2009 Over/(Under) 2008
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$58.4	$65.5	$(7.1)
Wholesale	18.6	27.7	(9.1)
Other	2.5	2.8	(0.3)
Unearned interest supplements	(1.8)	(1.3)	(0.5)
Allowance for credit losses	(1.5)	(1.4)	(0.1)
Finance receivables, net	76.2	93.3	(17.1)
Net investment in operating leases	16.3	22.5	(6.2)
Total receivables – on-balance sheet (a)(b)	$92.5	$115.8	$(23.3)

Memo:
Total receivables – managed (c)	$94.4	$117.7	$(23.3)
Total receivables – serviced (d)	94.5	118.0	(23.5)
__________
(a)
At September 30, 2009 and December 31, 2008, includes finance receivables of $63 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment.  In addition, at September 30, 2009 and December 31, 2008, includes net investment in operating leases of $13.9 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $1.7 billion at September 30, 2009 and December 31, 2008.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.8 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at September 30, 2009 and December 31, 2008, respectively.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million and about $300 million at September 30, 2009 and December 31, 2008, respectively.

The decrease in receivables from year-end 2008 primarily reflects lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows worldwide charge-offs (credit losses, net of recoveries) for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	Third Quarter
	2009	2008	2009 Over/(Under) 2008
On-Balance Sheet
Charge-offs (in millions)	$240	$296	$(56)
Loss-to-receivables ratio	0.97%	0.89%	0.08	pts.

Memo:
Charge-offs – managed (in millions)	$241	$303	$(62)
Loss-to-receivables – managed	0.97%	0.89%	0.08	pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States, offset partially by higher losses in Europe.  The decrease in the United States reflects lower severity and lower other charge-offs, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs.  The increase in Europe primarily reflects higher wholesale charge-offs and non-recurrence of recoveries in Germany.

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	September 30, 2009	December 31, 2008	2009 Over/(Under) 2008

Allowance for credit losses (in millions)	$1,715	$1,668	$47
Allowance as a percentage of end-of-period receivables	1.79%	1.40%	0.39	pts.

The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.  While the credit quality of Ford Credit's retail and lease originations remains high, its allowance for credit losses has increased from 2008.  This increase in allowance for credit losses is consistent with the increase in charge-offs, and includes about $260 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in Ford Credit's models.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of September 30, 2009, about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%.  This increase primarily reflects a lower percentage of lease contracts in Ford Credit's retail installment and lease portfolio.  Lease contracts generally include shorter average terms and higher average FICO scores compared with retail finance contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST NINE MONTHS RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $1.8 billion or $0.61 per share of Common and Class B Stock in the first nine months of 2009, an improvement of $10.6 billion from a net loss attributable to Ford Motor Company of $8.8 billion or $3.94 per share of Common and Class B Stock in the first nine months of 2008.

Results by sector for the first nine months of 2009 and 2008 are shown below (in millions):

	First Nine Months
	2009	2008 (a)	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
Automotive sector	$853	$(7,149)	$8,002
Financial Services sector	1,113	(2,197)	3,310
Total Company	1,966	(9,346)	11,312
Provision for/(Benefit from) income taxes	(40)	(811)	771
Income/(Loss) from continuing operations	2,006	(8,535)	10,541
Income/(Loss) from discontinued operations	5	9	(4)
Net income/(loss)	2,011	(8,526)	10,537
Less: Income/(Loss) attributable to noncontrolling interests (b)	180	262	(82)
Net income/(loss) attributable to Ford Motor Company (c)	$1,831	$(8,788)	$10,619
__________
(a)
Adjusted for the effect of the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash; see Note 1 of the Notes to the Financial Statements for additional detail.

(b)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under standard on accounting for noncontrolling interests, which was effective January 1, 2009.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $203 million and $476 million in the first nine months of 2009 and 2008, respectively.

(c)	Formerly labeled "Net income/(loss)," reflects new presentation under the standard on accounting for noncontrolling interests effective January 1, 2009.

Year to date, the benefit from income taxes includes the favorable impact of approximately $273 million in refunds of prior-period tax and related interest and $196 million for the Canadian transfer pricing agreement, including the effects of interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details special items in each category by segment or business unit (in millions):

	First Nine Months – Income/(Loss)
Personnel and Dealer-Related Items:	2009	2008
Automotive Sector
Ford North America
Retiree health care and related charges	$(408)	$2,680
Personnel-reduction actions/Other	(292)	(644)
U.S. dealer actions (primarily dealership impairments)	(105)	(185)
Job Security Benefits	336	262
Total Ford North America	(469)	2,113
Ford South America
Personnel-reduction actions	(19)	—
Ford Europe
Personnel-reduction actions/Other	(160)	(54)
Ford Asia Pacific Africa
Personnel-reduction actions	(14)	(40)
Volvo
Personnel-reduction actions	(12)	(38)
U.S. dealer actions	(1)	(20)
Total Volvo	(13)	(58)
Other Automotive
Returns on assets held in TAA	96	(250)
Mazda
Impairment of dealer network goodwill	—	(214)
Total Personnel and Dealer-Related Items - Automotive sector	(579)	1,497
Other Items:
Automotive Sector
Ford North America
Fixed asset impairment charges	—	(5,300)
Gain/(Loss) on sale of ACH plants	—	(324)
Accelerated depreciation related to AAI acquisition of leased facility	—	(82)
Ballard restructuring/Other	—	(70)
Total Ford North America	—	(5,776)
Ford Europe
Investment impairment and related charges	(100)	—
Volvo
Held-for-sale impairment	(650)	—
Held-for-sale cessation of depreciation and related charges	290	—
Total Volvo	(360)	—
Other Automotive
Liquidation of foreign subsidiary – foreign currency translation impact	(281)	—
Gain on debt securities exchanged for equity	—	108
Net gains on debt reduction actions	4,663	—
Total Other Automotive	4,382	108
Jaguar Land Rover
Sale-related/Other	3	38
Total Other Items – Automotive sector	3,925	(5,630)
Financial Services Sector
DFO Partnership impairment	(141)	—
Ford Credit net operating lease impairment charge	—	(2,086)
DFO Partnership – gain on sale	9	—
Gain on purchase of Ford Holdings debt securities	51	—
Total Other Items – Financial Services sector	(81)	(2,086)
Total	$3,265	$(6,219)

Included in Provision for/(Benefit from) income taxes are tax benefits of $118 million and $1.4 billion for the first nine months of 2009 and 2008, respectively, that we consider to be special items.  For 2008, this amount primarily consists of the tax effects of the pre-tax special items listed above, and a $1.3 billion benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension/OPEB, overhead, etc.), is at constant exchange and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at constant volume and mix.

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first nine months of 2009 and 2008 (in millions), with Mazda and Jaguar Land Rover separated out from "ongoing" subtotals:

	First Nine Months
	2009	2008	2009 Over/(Under) 2008
Ford North America *	$(1,600)	$(7,634)	$6,034

Ford South America	377	1,125	(748)

Ford Europe	(479)	1,336	(1,815)

Ford Asia Pacific Africa	(108)	15	(123)

Volvo	(994)	(787)	(207)
Total ongoing Automotive operations	(2,804)	(5,945)	3,141

Other Automotive	3,654	(1,179)	4,833
Total ongoing Automotive	850	(7,124)	7,974

Mazda	—	(63)	63

Jaguar Land Rover	3	38	(35)
Total Automotive sector	$853	$(7,149)	$8,002
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first nine months of 2009 and 2008 are shown below:

	First Nine Months
	Sales (a)				Wholesales (b)
	(in billions)				(in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$34.7	$42.1	$(7.4)	(18)%	1,328	1,845	(517)	(28)%

Ford South America	5.4	6.9	(1.5)	(23)	312	337	(25)	(7)

Ford Europe	20.8	31.4	(10.6)	(34)	1,136	1,442	(306)	(21)

Ford Asia Pacific Africa (d)	3.9	5.1	(1.2)	(25)	377	365	12	3

Volvo	8.5	11.4	(2.9)	(25)	224	279	(55)	(20)
Total ongoing Automotive	73.3	96.9	(23.6)	(24)	3,377	4,268	(891)	(21)

Jaguar Land Rover	—	7.0	(7.0)	(100)	—	125	(125)	(100)
Total Automotive sector	$73.3	$103.9	$(30.6)	(30)	3,377	4,393	(1,016)	(23)
______
(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China, and for first quarter 2008, Malaysia by unconsolidated affiliates totaling about 191,000 and 145,000 units in the first nine months 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first nine months of 2009 and 2008, along with the level of dealer stocks as of September 30, 2009 and 2008, are shown below:

						Dealer-Owned Stocks (a)
	Market Share					(in thousands)
Market	2009	2008	2009 Over/(Under) 2008			2009	2008	2009 Over/(Under) 2008
United States (b)	15.0%	14.0%	1.0		pts.	313	478	(165)
South America (b) (c)	10.4	9.5	0.9			27	43	(16)
Europe (b) (d)	9.2	8.7	0.5			190	272	(82)
Asia Pacific Africa (b) (e) (f)	2.0	2.0	—			43	56	(13)
Volvo – United States/Europe (d)	0.6/1.2	0.5/1.3	0.1/	(0.1)		10/28	16/36	(6)/(8)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2008 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results is more than explained by the non-recurrence of fixed asset impairment charges in Ford North America ($5.3 billion), net gains on debt reduction actions ($4.7 billion), favorable cost changes ($4.2 billion), and favorable net pricing ($3.8 billion), offset partially by unfavorable volume and mix ($5.4 billion), the non-recurrence of a retiree health care curtailment gain and higher retiree health care and related charges ($3.1 billion), and unfavorable changes in currency exchange ($1.3 billion).  The favorable cost changes primarily reflect lower structural costs, offset partially by higher net product costs.

The decrease in revenues is explained by unfavorable volume, unfavorable currency exchange, and the non-recurrence of Jaguar Land Rover revenues, offset partially by favorable net pricing.

The table below details our Automotive sector first nine months 2009 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$2.4
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care Settlement Agreement	0.8
Advertising & sales promotions	Reduced costs	0.6
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	0.4
Overhead	Primarily salaried personnel reductions	0.4
	Total	$4.6

Ford North America Segment.  The improvement in earnings primarily reflects the non-recurrence of fixed asset impairment charges, favorable net pricing, and favorable cost changes, offset partially by the non-recurrence of a retiree health care curtailment gain and higher retiree health care and related charges, and unfavorable volume and mix.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, pension and OPEB, spending-related, and overhead costs).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment.  The decrease in earnings primarily reflects unfavorable changes in currency exchange rates, unfavorable cost changes, and unfavorable volume and mix, offset partially by favorable net pricing.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The decline in results reflects unfavorable volume and mix, lower earnings due to lower volumes at our consolidated joint ventures, unfavorable changes in currency exchange rates, higher costs associated with personnel-reduction actions, and an investment impairment, offset partially by favorable cost changes and favorable net pricing.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and spending-related costs), offset partially by higher net product costs.

Ford Asia Pacific Africa Segment.  The decline in results primarily reflects unfavorable volume and mix and unfavorable changes in currency exchange rates, offset partially by favorable cost changes and favorable net pricing.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, pension, and overhead costs), offset partially by higher net product costs.

Volvo Segment.  The decline in earnings is more than explained by unfavorable volume and mix and a held-for-sale impairment, offset partially by favorable cost changes and favorable changes in currency exchange rates.  The favorable cost changes primarily reflect lower structural costs (including lower advertising and sales promotions, manufacturing and engineering, and overhead costs) and lower net product costs.

Other Automotive.  The improvement in results primarily reflects net gains on debt reduction actions (discussed in more detail in "Liquidity and Capital Resources" and Note 7 of the Notes to the Financial Statements).

FINANCIAL SERVICES SECTOR

Results of Operations

Details by segment or business unit of Revenues and Income/(Loss) before income taxes for the first nine months of 2009 and 2008 are shown below:

	First Nine Months
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008

Ford Credit	$9.4	$12.0	$(2.6)	$1,287	$(2,187)	$3,474
Other Financial Services	0.2	0.2	—	(174)	(10)	(164)
Total	$9.6	$12.2	$(2.6)	$1,113	$(2,197)	$3,310

Ford Credit

The improvement in pre-tax results primarily reflects the non-recurrence of the 2008 impairment charge to Ford Credit's North America operations operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion); lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $1.4 billion); and a lower provision for credit losses, primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $350 million).  The increase in results also reflects net gains related to unhedged currency exposure, primarily from cross-border intercompany lending (about $300 million); the non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the following table ($217 million); and lower operating costs, offset partially by other expenses including restructuring costs (about $200 million).  These favorable factors were offset partially by lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $900 million); and the non-recurrence of the gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations (about $100 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Ford Credit's operations and unallocated risk management for the first nine months of 2009 and 2008 are shown below:

	First Nine Months
	2009	2008	2009 Over/ (Under) 2008
Income/(Loss) before income taxes
North America operations	$1,245	$(2,454)	$3,699
International operations	(1)	441	(442)
Unallocated risk management*	43	(174)	217
Income/(Loss) before income taxes	1,287	(2,187)	3,474
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	460	(879)	1,339
Net income/(loss)	$827	$(1,308)	$2,135
________
* Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The improvement in pre-tax results for Ford Credit's North America operations primarily reflects non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, and lower operating costs.  These factors were offset partially by lower volume.  The decline in pre-tax results for Ford Credit's International operations primarily reflects lower volume, a higher provision for credit losses primarily reflecting losses in Spain and Germany, non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations, lower financing margin primarily in Mexico, and a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 (related to the sale of Ford Credit's Australia retail portfolio on October 1, 2009).  These factors were offset partially by lower operating costs and lower residual losses.  The change in unallocated risk management reflects the non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

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

	First Nine Months
	2009	2008	2009 Over/(Under) 2008
On-Balance Sheet
Charge-offs (in millions)	$857	$771	$86
Loss-to-receivables ratio	1.10%	0.74%	0.36	pts.

Memo:
Charge-offs – managed (in millions)	$862	$800	$62
Loss-to-receivables – managed	1.10%	0.75%	0.35	pts.

The increase in charge-offs from a year ago reflects higher losses in Europe, offset partially by lower losses in the United States.  The increase in Europe reflects higher losses in Spain and Germany.  The decrease in the United States reflects lower severity and lower other charge-offs, offset partially by higher repossessions, higher wholesale and dealer loan charge-offs, and lower recoveries.

Other Financial Services

The decline in earnings primarily reflects the impairment of our investment in DFO Partnership and the non-recurrence of gains related to real estate transactions, offset partially by a gain by Ford Holdings related to the purchase of $69 million principal amount of outstanding unsecured notes for $18 million in cash.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 97% of Ford Credit's total investment in operating leases at September 30, 2009 (in thousands, except for percentages):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Placements	11	68	46	287
Terminations	95	97	297	301
Returns	73	84	249	257

Memo:
Return rates	77%	86%	84%	85%

The decrease in placement volumes during the third quarter of 2009 primarily reflects lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in our marketing programs which emphasized retail installment sale contracts.

The decrease in termination volumes during the third quarter of 2009 compared with the same period a year ago reflects lower volumes for Jaguar, Land Rover, and Volvo brand vehicles, while the decrease in return volumes reflects lower overall return rates consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience.  The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant third quarter 2009 vehicle mix for lease terms comprising about 61% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Third Quarter		First Nine Months
Returns	2009	2008	2009	2008
24-Month term	12	18	43	71
36-Month term	11	15	53	43
39-Month term/Other term	10	6	27	16
Total returns	33	39	123	130

Memo:
Return rates	70%	88%	81%	87%

Auction Values at Constant Third Quarter 2009 Vehicle Mix
24-Month term	$19,730	$16,920	$18,330	$17,205
36-Month term	14,825	12,880	13,450	13,010

The decline in U.S. return volumes in the third quarter of 2009 compared with the same period a year ago primarily reflects the lower return rate shown in the table consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  The increase in auction values at constant third quarter 2009 mix primarily reflects the overall auction value improvement in the used vehicle market.  Auction values, at constant third quarter 2009 mix, improved by about $1,200 per unit compared with the second quarter of 2009 for vehicles under 24-month and 36-month leases.

In the first nine months of 2009, trends and causal factors compared with the same period a year ago were consistent with those described above.  While vehicle auction values were up significantly from 2008 levels, Ford Credit expects them to remain volatile.

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

	September 30,	June 30,	December 31,	September 30,	June 30,	December 31,
	2009	2009	2008	2008	2008	2007
Cash and cash equivalents	$10.1	$11.9	$6.4	$10.6	$16.9	$20.7
Marketable securities (a)	14.6	9.7	9.3	11.5	5.1	2.0
Loaned securities	—	—	—	—	7.4	10.3
Total cash, marketable securities, and loaned securities	24.7	21.6	15.7	22.1	29.4	33.0
Securities-in-transit (b)	(0.2)	(0.2)	—	(0.7)	(0.1)	(0.3)
UAW-Ford TAA/Other	(0.7)	(0.4)	(2.3)	(2.5)	(2.7)	—
Short-term VEBA assets	—	—	—	—	—	1.9
Gross cash	$23.8	$21.0	$13.4	$18.9	$26.6	$34.6
________
(a)
Included at September 30, 2009, June 30, 2009, and December 31, 2008 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $646 million, $357 million, and $492 million, respectively; the estimated fair value is $650 million, $348 million, and $437 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2009	2008 (a)	2009	2008 (a)
Gross cash at end of period	$23.8	$18.9	$23.8	$18.9
Gross cash at beginning of period (b)	21.0	26.6	13.4	34.6
Total change in gross cash	$2.8	$(7.7)	$10.4	$(15.7)

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$0.4	$(2.9)	$(2.5)	$(3.0)
Capital expenditures	(1.0)	(1.8)	(3.4)	(4.7)
Depreciation and special tools amortization	1.2	1.3	3.4	4.3
Changes in receivables, inventories and trade payables	1.3	(1.4)	3.6	(2.9)
Other (c)	(0.1)	(2.2)	(2.9)	(3.7)
Subtotal	1.8	(7.0)	(1.8)	(10.0)
Up-front subvention payments to Ford Credit (b)	(0.5)	(0.7)	(1.6)	(2.3)
Total operating-related cash flows	1.3	(7.7)	(3.4)	(12.3)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.2)	(0.2)	(0.7)	(0.5)
Contributions to funded pension plans	(0.1)	(0.1)	(0.8)	(0.9)
Net effect of TAA/VEBA on gross cash (d)	(0.2)	(0.1)	1.7	(4.6)
Net receipts from Financial Services sector	0.6	—	0.9	0.9
Acquisitions and divestitures	—	0.2	(0.1)	2.0
Net proceeds from/(payments on) Automotive sector debt (e)	0.8	(0.1)	10.5	(0.5)
Equity issuances, net	0.6	0.6	2.2	0.8
Other	—	(0.3)	0.1	(0.6)
Total change in gross cash	$2.8	$(7.7)	$10.4	$(15.7)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
Third quarter 2009 Other Operating-related cash flows were primarily driven by timing differences between the expensing of retiree health care payments and the payment of those expenses, partially offset by the receipt of $400 million of Canadian government tax refund.

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

(e)
Third quarter 2009 primarily reflects $900 million receipt of U.S. Department of Energy loans for the development of more fuel-efficient vehicles and $100 million draw on our revolving line of credit, partially offset by net debt repayments.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the third quarter and first nine months of 2009 and 2008 (in billions):

	Third Quarter		First Nine Months
	2009	2008 (a)	2009	2008 (a)
Cash flows from operating activities of continuing operations (b)	$3.0	$(5.6)	$0.8	$(7.2)
Items included in operating-related cash flows
Capital expenditures	(1.0)	(1.8)	(3.4)	(4.7)
Net transactions between Automotive and Financial Services sectors (c)	(0.4)	(0.1)	(1.3)	(1.4)
Net cash flows from non-designated derivatives	(0.1)	0.3	(0.1)	1.1
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits accrual	0.2	0.2	0.7	0.5
Contributions to funded pension plans	0.1	0.1	0.8	0.9
Tax refunds, tax payments, and tax receipts from affiliates	(0.2)	—	(0.5)	(0.9)
Other (b)	(0.3)	(0.8)	(0.4)	(0.6)
Operating-related cash flows	$1.3	$(7.7)	$(3.4)	$(12.3)
__________
(a)	Except as noted (see note (b) below), 2008 data exclude Jaguar Land Rover.
(b)	2008 data include Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

Equity Issuances.  On May 18, 2009, we issued 345 million shares of Ford Common Stock pursuant to a public offering at a price of $4.75 per share, resulting in total gross proceeds of about $1.6 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To enhance Automotive liquidity, in August 2009, we issued in market transactions 71.6 million shares of Ford Common Stock for an aggregate price of $565 million, and used the proceeds to purchase $556 million principal amount of outstanding Ford Credit debt securities maturing prior to 2011, and $9 million in related interest.  Pending their maturity, the Ford Credit debt securities are reflected in Automotive gross cash and, when the debt securities mature, their par value will be paid in cash by Ford Credit.

On November 2, 2009, we announced our intention to enter into an equity distribution agreement with certain broker/dealers pursuant to which we may offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Any sales of Ford Common Stock under the equity distribution agreement are not expected to commence until December 2009, and are expected to be made over a several-month period by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed.

On November 3, 2009, we entered into an underwriting agreement for the public issuance of $2.5 billion principal amount of 4.25% Senior Convertible Notes due November 15, 2016.  These notes are convertible, under certain circumstances, into Ford Common Stock at a conversion price of approximately $9.30 per share.  Upon conversion, we will have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Common Stock.  The transaction is scheduled to settle on November 9, 2009 and will result in net proceeds to us of about $2.44 billion.  We have granted the underwriters an option to purchase an additional $375 million in aggregate principal amount of these senior convertible notes, which as of the filing of this Report has not been exercised.

The shares of Ford Common Stock and senior convertible notes will be issued pursuant to our existing effective shelf registration statement filed with the SEC.  Net proceeds to us from sales under the equity distribution agreement, if any, and from the senior convertible notes offering are expected to be used for general corporate purposes.

Secured Credit Agreement.  Due to concerns about instability in the capital markets and the uncertain state of the global economy, on February 3, 2009, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement to ensure access to these funds.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not funded because LCPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  LCPI subsequently assigned $110 million of its revolving commitment to other lenders, and $89 million of these assignee lenders' revolving commitments were funded in the third quarter of 2009.  On July 10, 2009, we terminated the remaining LCPI commitment of $780 million.  We also received an additional $10 million under the revolving credit facility in the third quarter of 2009 for amounts previously committed but not yet received.

Consequently, the total committed capacity of the revolving credit facility under the Credit Agreement is $10.7 billion, which matures on December 15, 2011.  Of this amount, $10.2 billion has been borrowed and about $500 million is being utilized for letters of credit.  Based on current planning assumptions for the period 2009 – 2011, we do not anticipate using these funds for operational requirements.  At September 30, 2009, we also had outstanding $4.6 billion of secured term loans under the Credit Agreement, which mature on December 15, 2013.

On November 2, 2009, we proposed to the lenders under the Credit Agreement an amendment that would reduce revolving lenders’ revolving commitments, extend the maturity of such lenders’ revolving commitments until 2013 and modify certain covenants and other provisions.  Pursuant to the proposal, each revolving lender that agrees to extend the maturity of its revolving commitments may reduce its revolving commitment by up to 25 percent at its election and to the extent its reduced revolving commitment exceeds certain specified levels, such excess would be converted into a new term loan under the Credit Agreement maturing on December 15, 2013.  In exchange for a reduction in their revolving commitments, as well as a 1 percentage point increase in interest rate margins, an increase in fees, and payment of an upfront fee, the revolving lenders would agree to extend the maturity of their revolving commitments and loans to November 30, 2013 from December 15, 2011.  The modified covenants would expand existing limitations on debt prepayments and repurchases to allow for further balance sheet improvements.  We would repay revolving loans to the extent necessary to effect the commitment reductions on December 3, 2009.

The revolving lenders are required to submit their responses to our proposal by November 18, 2009.  As of the date of this Report, certain revolving lenders have indicated that they intend to accept our proposal and extend about $6 billion of revolving commitments and loans to November 30, 2013.  The amendment and extension is subject to approval by lenders holding a majority in principal amount of the loans and commitments outstanding under the Credit Agreement.

U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program.  As disclosed in our Current Report on Form 8-K dated September 16, 2009 (the "September 2009 Form 8-K Report"), we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the U.S. Department of Energy ("DOE"), pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.937 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause Federal Financing Bank to enter into a Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans.  The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program that are incurred through mid-2012.  Advances under the Facility may be requested through June 30, 2012.  Each advance under the Facility will bear interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.  The principal amount of the loans under the Facility are payable in equal quarterly installments commencing on September 15, 2012 through June 15, 2022.  Through September 30, 2009 we have received $886 million in loans under the Facility.  For additional details regarding the Arrangement Agreement and the Note Purchase Agreement, refer to Exhibits 10.1 and 10.2 filed with the September 2009 Form 8-K Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Credit Facilities.*  Excluding the Credit Agreement, at September 30, 2009 we had $620 million of other contractually-committed Automotive credit facilities with financial institutions, including $25 million of worldwide unsecured credit facilities and $595 million of local credit facilities to foreign affiliates.  Of the $620 million of contractually-committed credit facilities, $136 million has been utilized.  Of the $484 million available for use, $53 million will expire in 2010, $366 million will expire in 2012, and $65 million will expire in 2013.  For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements in our 2008 Form 10-K Report.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	September 30,2009	December 31, 2008
Gross cash	$23.8	$13.4
Less:
Long-term debt	25.3	23.0
Debt payable within one year	1.6	1.2
Total debt	26.9	24.2
Net cash/(debt)	$(3.1)	$(10.8)

The change in total debt primarily is explained by the $10.2 billion draw on our revolving line of credit pursuant to the Credit Agreement discussed above and debt reduction transactions, discussed below, that were completed in the first half of 2009.

Debt Reduction Actions.  We undertook the following transactions during the first half of 2009, which reduced our Automotive debt by a total of $10.1 billion principal amount (with a carrying value of $8.5 billion):

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

•
An exchange offer by us for our 4.25% Senior Convertible Notes due December 15, 2036, pursuant to which $4.3 billion principal amount of Convertible Notes was exchanged for an aggregate of 468 million shares of Ford Common Stock and $344 million in cash ($80 in cash per $1,000 principal amount of Convertible Notes exchanged).  This transaction settled on April 8, 2009.  An aggregate principal amount of $579 million of Convertible Notes remains outstanding with a carrying value of approximately $400 million.

See Note 7 of the Notes to the Financial Statements for our debt maturity table as of September 30, 2009 and additional debt disclosures.

__________
* Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amendment to UAW Retiree Health Care Settlement Agreement.  As disclosed in our Current Report on Form 8-K dated July 22, 2009 ("July 2009 Form 8-K Report"), we entered into an amendment to the UAW Retiree Health Care Settlement Agreement (the "Settlement Agreement") described in Note 23 of the Notes to the Financial Statements in our 2008 Form 10-K Report.  The Settlement Agreement established a new VEBA trust (the "New VEBA") that on December 31, 2009 would assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents.  The amendment to the Settlement Agreement ("Amended Settlement Agreement") was filed as Exhibit 10.2 to the July 2009 Form 8-K Report.

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

Under the Amended Settlement Agreement, we also will issue to the New VEBA a warrant entitling it to purchase approximately 362 million shares of Ford Common Stock at an exercise price of $9.20 per share, which is intended to mirror the economic value of the conversion option in the convertible note provided for in the Settlement Agreement.  Upon exercise of the warrant, the warrant holder has the option to elect to have us settle on a net share basis (delivering to the holder shares of our Common Stock having a value equal to the “in-the-money” amount of the warrant).  In addition, an amended securityholder and registration rights agreement provides for certain hedging restrictions, certain sales restrictions relating to Note A and Note B as well as the warrant and shares of Ford Common Stock, and customary registration rights relating to the sale of shares of Ford Common Stock received by the New VEBA pursuant to our stock payment option in respect of Note B, as well as the warrant and shares of Ford Common Stock issued upon the exercise thereof.

For additional detail, see the Amended Settlement Agreement filed as Exhibit 10.2 to the July 2009 Form 8-K Report.

Notwithstanding our option to pay a portion of our VEBA obligations in stock in lieu of cash, we will use our discretion in determining which form of payment makes sense at the time of each required payment, balancing liquidity needs and preservation of shareholder value.  In making such a determination, we will consider facts and circumstances existing at the time of each required payment, including market and economic conditions, our available liquidity, and the price of Ford Common Stock.

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and improve our balance sheet.  The actions described above are consistent with this priority.  Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to transform our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due (including the $10.2 billion revolving loan maturing on December 15, 2011), and provide a cushion against the uncertain global economic environment.  We will continue to pursue actions to improve our balance sheet, including as discussed above the proposal to reduce and extend our revolving loan, the equity distribution agreement, and the senior convertible notes offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Debt.  At September 30, 2009, Ford Credit's debt was $103.4 billion compared with $126.5 billion at year-end 2008.  At September 30, 2009, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, primarily reflecting about $12 billion of debt maturities and repurchases, offset partially by about $4 billion of new unsecured long-term debt issuance.  Unsecured long-term debt maturities were as follows:  2009 — $4 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.  At September 30, 2009, asset-backed long-term debt (including notes payable within one year) was down about $10 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Funding Strategy.  Ford Credit's funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  As a result of lower unsecured credit ratings assigned to Ford Credit over the past few years, unsecured funding costs have increased over time.  While Ford Credit has accessed the unsecured debt market when available, Ford Credit has increased its use of securitization funding as this has been more cost effective than unsecured funding and has allowed Ford Credit access to a broad investor base.  Ford Credit plans to meet most of its 2009 funding requirements through securitization transactions, a significant portion of which will consist of eligible issuances pursuant to government-sponsored securitization funding programs.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce Ford Credit's funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and partnering by FCE Bank plc ("FCE") with various institutions in Europe for full service leasing and retail and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securities markets since August 2007.  The global credit crisis has presented many challenges, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on Ford Credit's committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitization transactions, shorter maturities in Ford Credit's public and private securitization issuances in certain circumstances, and a reduction in its capacity to obtain derivatives to manage market risk, including interest rate risk, in its securitization programs.

While challenges remain, Ford Credit continued to see improvement in the capital markets for the second consecutive quarter evidenced by improvement in market access and credit spreads, including:  three unsecured debt issuances for about $4 billion with significantly improved credit spreads from the first to the most recent; increasingly tighter spreads on the top-rated tranches of Ford Credit's U.S. retail securitization transactions; Ford Credit's first public wholesale securitization transaction since 2006; and the sale of over $150 million of subordinated notes from Ford Credit's September 2009 public retail securitization transaction.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including:

•	Continued disruption in the market for the types of asset-backed securities used in Ford Credit's asset-backed funding;
•	Continued disruption in the capital markets beyond the conclusion of the government-sponsored funding programs; or
•	Potential impact of industry events on Ford Credit's ability to access debt and derivative markets or renew its committed liquidity programs in sufficient amounts and at competitive rates.

As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

Government-Sponsored Securitization Funding Programs.  Although Ford Credit will continue to utilize government-sponsored securitization funding programs in the near term, it expects to rely less on these funding sources in the future and to derive more funding from public and private securitization and unsecured markets.

The U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility ("TALF") became effective in March 2009.  Much of Ford Credit's public securitization issuance in the United States during 2009 has been and will be eligible for TALF.  Through October 31, 2009, Ford Credit completed six TALF-eligible securitization transactions totaling $10.3 billion, including about $8 billion of retail loan securitization transactions, $1.5 billion in October 2009 for a wholesale securitization transaction, and about $800 million for a lease securitization transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2009, FCE had $2.2 billion of outstanding short-term funding under the European Central Bank’s ("ECB") open market operations program backed by retained rated securitization notes of $2.1 billion and wholesale receivables of about $100 million.

In September 2009, Ford Credit Australia received access to the Australian government-sponsored "OzCar" program.  The AU$550 million program provides asset-backed wholesale funding, subject to wholesale asset levels.  This program is available until June 30, 2010.

In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit Facility which is intended to provide asset-backed funding for automotive and commercial loans and leases.  Given Ford Credit's present ability to access the Canadian public and private securitization markets, it does not plan to participate in this program.

In October 2008, Ford Credit registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility ("CPFF").  Commercial paper sold to the CPFF is for a term of 90 days and as announced by the Federal Reserve in June 2009 sales can be now be made through February 1, 2010.  At September 30, 2009, Ford Credit does not have any FCAR asset-backed commercial paper issued to the CPFF.

Term Funding Plan.  The following table shows Ford Credit's public and private term funding issuances in 2008 and through October 31, 2009, and its planned issuances for full-year 2009 (in billions):

	2009
	Full-Year Forecast	Through October 31	2008 Actual
Public Term Funding
Unsecured	$4 – 5	$4	$2
Securitization Transactions (a)	14 – 16	13	11
Total public term funding	$18 – 21	$17	$13

Private Term Funding (b)	$9–10	$9	$29
__________
(a)	Reflects new issuance; excludes other structured financings.
(b)	Includes private term debt, securitization transactions, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs.

Through October 31, 2009, Ford Credit completed about $17 billion of public term funding transactions, including about $10 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, about $2 billion of wholesale asset-backed securitization transactions in the United States, about $1 billion of lease asset-backed securitization transactions in the United States and Germany, and about $4 billion of unsecured issuances.

Through October 31, 2009, Ford Credit completed about $9 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program) in several markets, including about $4 billion in Canada.  These private transactions included retail, lease, and wholesale asset-backed securitization transactions.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	September 30,	December 31,
	2009	2008
Cash, cash equivalents, and marketable securities*	$23.4	$23.6

Committed liquidity programs	23.3	28.0
Asset-backed commercial paper (FCAR)	10.4	15.7
Credit facilities	1.3	2.0
Committed capacity	35.0	45.7
Committed capacity and cash	58.4	69.3
Less: Capacity in excess of eligible receivables	(7.7)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(6.1)	(5.5)
Liquidity	44.6	59.0
Less: Utilization	(20.7)	(37.6)
Liquidity available for use	$23.9	$21.4
__________
*	Excludes marketable securities related to insurance activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2009, committed capacity and cash shown above totaled $58.4 billion, of which $44.6 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7.7 billion and cash required to support on-balance sheet securitization transactions of $6.1 billion).  At September 30, 2009, $20.7 billion was utilized, leaving $23.9 billion available for use (including $17.3 billion of cash, cash equivalents and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

At September 30, 2009, Ford Credit's liquidity available for use was greater than year-end 2008 by $2.5 billion, as debt maturities and cash payments were lower than the impact of lower receivables and new debt issuances.  The increase in liquidity available for use from year-end 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods.  Liquidity available for use was about 25% of managed receivables, compared with 18% at year-end 2008.  In addition to the $23.9 billion of liquidity available for use, the $7.7 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to alternate markets and asset-classes.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2009, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $23.4 billion, compared with $23.6 billion at year-end 2008.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $19.3 billion at September 30, 2009 ($10.7 billion retail and $8.6 billion wholesale) of which $7.9 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $14.8 billion having maturities within the next twelve months (of which $4.9 billion relates to FCE commitments), and the balance having maturities between November 2010 and October 2011.  While there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, Ford Credit's capacity in excess of eligible receivables would enable it to absorb some reductions.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit's ability to obtain interest rate hedging arrangements for securitization transactions.  At September 30, 2009, $11.3 billion of these commitments were in use.  These programs generally are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at Ford Credit's option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At September 30, 2009, Ford Credit had $2.1 billion of outstanding funding in this program.

Asset-Backed Commercial Paper.  At September 30, 2009, Ford Credit had $10.4 billion of contractually-committed liquidity facilities provided by banks to support Ford Credit's FCAR program.  This includes $114 million provided by Lehman Brothers Bank, FSB ("Lehman Brothers Bank"), which is guaranteed by Lehman Brothers Holdings Inc. ("Lehman").  On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Of the $10.4 billion of contractually-committed liquidity facilities, $4.4 billion are committed through June 28, 2010, $174 million are committed through June 30, 2011, and $5.8 billion are committed through June 29, 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit's having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At September 30, 2009, $10 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR's purchase of Ford Credit's asset-backed securities.  At September 30, 2009, the outstanding commercial paper balance for the FCAR program was $6.7 billion, of which $98 million was held by Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.  At September 30, 2009, Ford Credit and its subsidiaries, including FCE, had $1.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $671 million were available for use.  Of the lines available for use, $273 million expire in 2010, $338 million expire in 2011, and $60 million expire in 2012.  Of the $1.3 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities.  The FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority owned subsidiaries.  FCE will guarantee any such borrowings.  All of the FCE worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit FCE's ability to obtain funding.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2009	2008

Total debt	$103.4	$126.5
Equity	10.5	10.6
Financial statement leverage (to 1)	9.9	12.0

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2009	2008

Total debt	$103.4	$126.5
Securitized off-balance sheet receivables outstanding	0.1	0.6
Retained interest in securitized off-balance sheet receivables	—	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(23.4)	(23.6)
Adjustments for derivative accounting (b)	(0.4)	(0.4)
Total adjusted debt	$79.7	$103.0

Equity	$10.5	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.4	$10.4

Managed leverage (to 1)	7.7	9.9
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At September 30, 2009, Ford Credit's managed leverage was 7.7 to 1, compared with 9.9 to 1 at December 31, 2008.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In the third quarter of 2009, Ford Credit paid a cash distribution of $400 million and a non-cash distribution of $31 million for its ownership interest in AB Volvofinans to its parent.  For additional information on Ford Credit's planned 2009 – 2010 distributions, see the "Outlook" section.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On-Balance Sheet Securitization Transactions

Most of Ford Credit's securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in its financial statements.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For wholesale securitization transactions, the amount of Ford Credit's participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitizations are as follows (in billions):

	September 30,	December 31,
	2009	2008
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitization transactions*	$76.9	$89.3
Cash and cash equivalents balances to be used only to support the on-balance sheet securitization transactions	6.1	5.5
Debt payable only out of collections on the underlying securitized assets and related enhancements*	56.6	72.2
________
*
Includes assets pledged as collateral of $3.6 billion and $1.4 billion and the related secured debt arrangements of $2.4 billion and $1.1 billion as of September 30, 2009 and December 31, 2008, respectively.

Off-Balance Sheet Arrangements

Ford Credit has not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since January 2007, which is consistent with Ford Credit's plan to execute on-balance sheet securitization transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity/(Deficit).  At September 30, 2009, Total equity/(deficit) attributable to Ford Motor Company was negative $7.3 billion, an improvement of $7.3 billion compared with December 31, 2008.  The improvement primarily reflects favorable changes in Capital in excess of par value of stock, primarily the Common Stock issuances and the Convertible Notes conversion; favorable changes in Accumulated other comprehensive income/(loss) (see Note 19 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford; and favorable changes in Retained earnings, which primarily relate to the first nine months net income attributable to Ford.

Credit Ratings.  Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

•	DBRS Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody's"); and
•	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

The following rating actions have been taken by these NRSROs since July 1, 2009:

Ford
In July 2009, S&P changed the ratings outlook for Ford to developing from negative.  In August 2009, Fitch revised its outlook for Ford to stable from negative, and, DBRS changed its trend for Ford to stable from negative.  In September 2009, Moody's upgraded Ford's corporate rating to Caa1 from Caa3, upgraded Ford's senior unsecured debt to Caa2 from Ca, and upgraded Ford's senior secured debt to B1 from Caa1.  Moody's also changed the ratings outlook to stable from negative.

On November 2, 2009, DBRS placed Ford's long-term credit ratings under review with positive implications; Fitch revised Ford's outlook to positive from stable; and Moody's raised Ford's corporate rating to B3 from Caa1, its senior unsecured rating to Caa1 from Caa2, and its senior secured rating to Ba3 from B1.  Moody's outlook for Ford remains stable.  On November 3, 2009, S&P upgraded Ford's corporate rating to B- from CCC+, its senior secured rating to B- from CCC+, and its senior unsecured rating to CCC from CCC-.  S&P's ratings outlook for Ford remains stable.

Ford Credit
In July 2009, S&P changed the outlook assigned to Ford Credit to developing from negative.  In August 2009, Fitch changed the outlook assigned to Ford Credit to stable from negative and revised the senior unsecured debt rating assigned to Ford Credit to B from B-.  Also in August 2009, DBRS changed the trend assigned to Ford Credit to stable from negative.  In September 2009, Moody’s placed Ford Credit under review for a possible upgrade.

On November 2, 2009, DBRS placed Ford Credit's ratings under review with positive implications; Fitch revised Ford Credit's outlook to positive from stable; and Moody's upgraded Ford Credit's senior unsecured rating to B3 from Caa1 while keeping its credit ratings under review for a possible upgrade.  On November 3, 2009, S&P upgraded Ford Credit's senior unsecured rating to B- from CCC+ with a stable outlook.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	CCC (high)	CCC	B (low)	Positive	B (low)	R-5	Pos/Stable
Fitch	CCC	CC	B	Positive	B	C	Positive
Moody's	B3	Caa1	Ba3	Stable	B3	NP	Review
S&P	B-	CCC	B-	Stable	B- *	NR	Stable
__________
*	S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Although the economic environment remains challenging, we believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2008 10-K Report and subsequent Form 10-Q Reports, including updates thereto in this Report.

Our projection of upcoming vehicle production is as follows (in thousands):

	Fourth Quarter 2009
	Vehicle Unit	Over/(Under)
	Production	Fourth Quarter 2008
Ford North America	570	141
Ford Europe	456	91
Volvo	95	27

We expect weak industry sales volume across most markets this year.  Our current expectation is that global industry sales volume will decline by about 7% for full-year 2009 compared with 2008.  The increase in fourth quarter 2009 production compared with a year ago is to return to planned dealer stock levels and match production with market demand for our products.  We expect gradual improvement in industry sales volumes during 2010, despite expected substantial payback in Europe from the very effective 2009 scrappage programs, particularly in Germany.

Our planning assumptions for 2009 include the following:
Industry Volume (a)	Full-Year Plan	Full-Year Outlook	Memo: First Nine Months
(million units)
–United States	10.5 – 12.5	About 10.6	10.5
–Europe (b)	12.5 – 13.5	About 15.7	15.7

Operational Metrics
Compared with 2008:
–Quality – United States	Improve	On Track	Improved
–Quality – International	Improve	Mixed	Mixed
–Automotive Structural Costs (c)	Improve by About $4 Billion	Improve by About $5 Billion	Improved by $4.6 Billion
–U.S. Market Share (Ford Lincoln Mercury)	Stabilize	Improve	15.0%
–U.S. Share of Retail Market (d)	Stabilize	Improve	12.9%
–Europe Market Share (b)	Equal / Improve	Improve	9.2%
–Automotive Operating-Related Cash Flow (e)	Negative but Significant Improvement	On Track	$(3.4) Billion
Absolute Amount:
–Capital Spending	$5 Billion – $5.5 Billion	About $5 Billion	$3.4 Billion
__________
(a)	Seasonally adjusted annual rate; includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business" of our 2008 Form 10-K Report.
(c)	Structural cost changes are measured at constant exchange, and exclude special items and discontinued operations.
(d)	Compared with full-year 2008 share of retail market of 12.1%; first nine months 2009 results are a preliminary estimate.
(e)	See "Liquidity and Capital Resources" discussion above for reconciliation to U.S. GAAP.

Although we see improvement in leading economic indicators in our major markets and financial markets have continued to normalize with ongoing policy support, consumer confidence and labor market weakness present a challenge to near-term economic outlook (particularly in the United States and United Kingdom).  In addition, our suppliers and dealers have been weakened by the global economic downturn.

Commodity prices have begun to increase with the emergence of initial signs of economic recovery, and we anticipate this trend will continue into 2010.  Our business also will continue to be affected by currency volatility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are on track to exceed our goal of reducing Automotive structural costs by about $4 billion during 2009.  As indicated, we currently expect full-year 2009 Automotive structural cost reductions to be about $5 billion.  Going forward, we expect structural costs to be relatively stable, as we largely have completed the significant restructuring actions in our manufacturing facilities and personnel-reduction actions.  These cost-reduction actions, along with our UAW Retiree Health Care Settlement Agreement (discussed in "Liquidity and Capital Resources" above) having become effective in the third quarter of 2008, lowered our overall cost structure.

Based on our planning assumptions, we expect positive Automotive operating-related cash flow in the fourth quarter of 2009.

As previously disclosed, our debt balances will increase upon implementation of the Retiree Health Care Settlement Agreement.  Assuming court and other approvals, on December 31, 2009 we will make scheduled payments under Note A and Note B totaling about $2 billion (of which up to about $610 million may be settled in Ford Common Stock at our option).  Subject to final fair market valuation of and the calculation of the imputed interest related to Note A and Note B, we presently estimate that, following satisfaction of the year-end payment obligations, recognition of these debt obligations will increase our debt by about $7 billion to $8 billion, and increase reported 2010 interest expense by about $700 million.

Also as previously announced, as part of our ongoing discussions regarding the possible sale of Volvo, we have identified a consortium led by Zhejiang Geely Group Holding Co. Ltd. as the preferred bidder.  We will be engaging in more detailed and focused negotiations, but no final decisions have been made to date.

Ford Credit expects to be profitable in the fourth quarter of 2009.  Ford Credit anticipates managed receivables at year-end 2009 to be in the range of $90 billion to $95 billion, consistent with managed receivables of $94 billion at September 30, 2009.

Ford Credit now expects to pay total distributions of about $3 billion in 2009 – 2010, including the first quarter 2009 non-cash distribution of about $1.1 billion, and, during the third quarter of 2009, the cash distribution of $400 million and non-cash distribution of $31 million (related to Ford Credit's ownership interest in AB Volvofinans).  This increase in planned distributions from the $2 billion reported in the "Outlook" section of our most recent Form 10-Q Report primarily reflects the improved funding environment and Ford Credit's lower managed leverage.  Ford Credit will continue to balance future distributions with the successful execution of its funding plan.

We anticipate that Ford Credit will be profitable in 2010, but at a reduced level compared with 2009, reflecting lower average receivables and the non-recurrence of certain favorable factors experienced during 2009.

Based on our recent performance and our planning assumptions, we now expect full-year 2011 total Company and Ford North America pre-tax results to be solidly profitable, excluding special items, and full-year 2011 Automotive operating-related cash flow to be positive.

While we believe that the global economy will be improving by 2011, the near-term outlook remains uncertain as we monitor the pace of economic recovery.  There is a high likelihood, for example, that in 2010 the European markets we track will experience a substantial decrease in industry sales volume as scrappage programs expire, which could more than offset the potential increase in U.S. industry sales volume.  We will provide our 2010 planning assumptions when we release our full-year 2009 results.

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

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2008 Form 10-K Report and subsequent Form 10-Q Reports.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. GAAP standards of accounting for income taxes require a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Assumptions and Approach Used.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.  U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

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

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence.  Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated.  Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved.  In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to U.S. GAAP; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards.  These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

See Note 19 of the Notes to the Financial Statements in our 2008 Form 10-K Report for more information regarding deferred tax assets.

Sensitivity Analysis.  In 2006, our net deferred tax position in the United States changed from a net deferred tax liability position to a net deferred tax asset position.  In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative financial reporting losses in recent periods and the positive evidence of future reversals of existing temporary differences.  Although a sizable portion of our North American losses in recent years were the result of charges incurred for restructuring actions, impairments, and other special items, even without these charges we still would have incurred significant operating losses.  Accordingly, we considered our pattern of recent losses to be relevant to our analysis.  Considering this pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance.  As a result of our assessment, we concluded that the net deferred tax assets of our U.S. entities required a full valuation allowance.  We also recorded a full valuation allowance on the net deferred tax assets of certain foreign entities, such as Germany, Canada, and Spain, as the realization of these foreign deferred tax assets are reliant upon U.S.-source taxable income.

At December 31, 2006, we reported a $7.2 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of the revised standard on accounting for defined benefit pension and other postretirement benefit plans).  During 2007, we recorded an additional valuation allowance of $1.4 billion (including about $700 million resulting from adopting the accounting for uncertainty in income taxes standard).  Losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.8 billion at December 31, 2008.  Upon adoption of the standard for convertible debt instruments that, upon conversion, may be settled in cash, the December 31, 2008 valuation allowance was reduced by about $600 million to $17.2 billion.  Income in the first nine months of 2009, primarily in the United States, decreased the valuation allowance by about $300 million to a balance of $16.9 billion at September 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A return to profitability in our North America operations results in a reversal of a portion of the valuation allowance relating to realized deferred tax assets, but does not change our judgment of the need for a full valuation allowance on our remaining deferred tax assets.  A sustained period of North America profitability could cause a change in our judgment about the realizability of the remaining deferred tax assets.  In that case, it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.  As discussed above, however, we have heavily weighted the objectively-measured recent financial reporting losses and, for these purposes, given no weight to subjectively determined projections of future taxable income exclusive of reversing temporary differences, and concluded as of September 30, 2009 that it is more likely than not such deferred tax assets will not be realized (in whole or in part), and accordingly we continue to record a full valuation allowance against the net deferred tax assets.

At September 30, 2009 and December 31, 2008 our net deferred tax assets, net of the valuation allowances of $16.9 billion and $17.2 billion, respectively, were $1 billion and $1.1 billion, respectively.  Unlike our U.S. operations where, considering the pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at September 30, 2009 and December 31, 2008, we recognized a net deferred tax asset of $1.6 billion and $1.4 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  Even with lower volumes and higher credit losses in the recent past as discussed in "Results of Operations" above, FCE operations remain profitable in the first nine months of 2009.  If in the future FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS CODIFICATION

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  This standard establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. GAAP, superseding all previously issued authoritative guidance.  All references to pre-Codification GAAP in our financial statements are replaced with descriptive titles.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140.  Issued in June 2009, this standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained.  This standard applies to transfers occurring on or after January 1, 2010, and early adoption is prohibited.

Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  Issued in June 2009, this standard for VIE consolidation replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The new standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with VIEs.  The standard is effective for us as of January 1, 2010, and early adoption is prohibited.  At this time, we expect that adoption of this standard may result in the deconsolidation of several of our joint ventures, including Ford Otosan reported within our Ford Europe segment results.  Although we continue to examine the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures, we anticipate that its adoption may negatively impact Income/(Loss) before income taxes and in particular Ford Europe's pre-tax results (see Note 4 of the Notes to the Financial Statements for additional information regarding the financial results of our consolidated VIEs).  The standard will have no effect on Net income/(loss) attributable to Ford Motor Company.

We have not yet adopted the guidance on employer's disclosures about postretirement benefit plan assets.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K Report for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2009 and 2008 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) at September 30, 2009 was an asset of approximately $2 million, compared to a net fair value asset of $249 million at December 31, 2008.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates, would be approximately $974 million at September 30, 2009 and was $600 million at December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

At September 30, 2009, intercompany loans were fully hedged, compared to unhedged loans of $1.7 billion at the end of the second quarter of 2009.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) at September 30, 2009 was a liability of $88 million, compared to a liability of $212 million at December 31, 2008.  The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $22 million at September 30, 2009, compared with a decrease of $26 million at December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Foreign Currency Risk.  At September 30, 2009, Ford Credit’s intercompany loans were fully hedged, compared to unhedged loans of $3.8 billion at the end of the second quarter of 2009.  Ford Credit achieved this result via implementation of alternate hedging structures, and continued reduction in intercompany loans resulting from local funding actions.  As a result, Ford Credit believes its market risk exposure relating to changes in currency exchange rates is insignificant.  Ford Credit’s overall currency exposure, and therefore Ford Credit’s hedging requirements, will reduce as Ford Credit continues to work on funding its operations locally and explores alternative business arrangements in markets where local funding is not available.

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow.  Under this model, Ford Credit estimates that at September 30, 2009, all else constant, such an increase in interest rates would reduce pre-tax cash flow by $8 million over the next twelve months, compared with $28 million at December 31, 2008.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2009, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. We had no material changes in business processes or practices during the quarter that resulted in or likely would result in significant changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Class Action Matters

Canadian Export Antitrust Class Actions (previously reported on page 34 of our 2008 Form 10-K Report, page 64 of our Quarterly Report on Form 10-Q Report for the period ended March 31, 2009, and page 77 of our Quarterly Report on Form 10-Q for the period ended June 30, 2009).  As previously reported, purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants alleging, among other things, that the vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  The federal court actions were consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine; as reported in our most recent Form 10-Q Report, the District Court granted our motion for summary judgment.  Plaintiffs did not appeal.  State court actions remain pending in six states, with a statewide class having been certified in California and our petition for an immediate appeal of that certification order having been denied.  Proceedings in the other five states were stayed pending final resolution of the consolidated federal court actions which now have been dismissed.

Environmental Matters

Dearborn Research and Engineering Center.  In August 2009, our Dearborn Research and Engineering Center ("R&E Center") received a notice of violation from the Michigan Department of Environmental Quality ("MDEQ").  The notice alleges that the R&E Center exceeded fuel usage limitations at its engine test facility, and did not properly certify compliance with its air permit.  MDEQ has commenced an administrative enforcement proceeding.  We are working with MDEQ to resolve this matter, and will take remedial actions to address any violations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2009, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2009	—	$—	—	**
Aug. 1, 2009 through Aug. 31, 2009	—	—	—	**
Sept. 1, 2009 through Sept. 30, 2009	9,808	7.21	—	**
Total/Average	9,808	7.21	—	**
_________
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

ITEM 5.  Other Information.

Governmental Standards

Stationary Source Emissions.  The U.S. Environmental Protection Agency ("EPA" or "U.S. EPA") issued a final rule on September 22, 2009 establishing a national greenhouse gas ("GHG") reporting system.  Facilities with production processes that fall into certain industrial source categories, or that contain boilers and process heaters and emit 25,000 or more metric tons per year of GHGs, will be required to submit annual GHG emission reports to EPA.  Facilities subject to the rule must begin collecting data on January 1, 2010, and submit an annual report for calendar year 2010 by March 31, 2011.  Many of our facilities in the United States will be required to submit reports.  Under the rule, we also will be required to report emissions of certain greenhouse gases from heavy-duty engines and vehicles; these requirements phase in beginning with the 2011 model year.

On September 30, 2009, EPA issued a proposed rule (the "PSD Tailoring Rule") that would define the circumstances under which certain GHGs would be regulated under the Clean Air Act's New Source Review - Prevention of Significant Deterioration ("PSD") rules and Title V operating permits program.  The PSD Tailoring Rule was issued due to concerns that, once EPA regulates GHGs from motor vehicles, GHGs will become regulated air pollutants under PSD and Title V, triggering permit requirements for many small sources not currently regulated under those programs.  The PSD Tailoring Rule proposes to address this by setting a 25,000 ton per year GHG emission level as the threshold for inclusion in the PSD and Title V permit programs.  The proposal does not specify what best-available control technology would be for controlling GHG emissions, but indicates that the agency would evaluate this and other applicability issues during the first five years after issuance of the final rule.  After this five-year period, EPA would consider lowering the applicability threshold.

Depending upon the scope of the final rule, a large percentage of our facilities could be required to obtain PSD and Title V permits for GHG emissions.  These requirements could lead to the installation of additional pollution control equipment, potential delay in the issuance of permits due to changes at a facility, and increased operating costs.

In July 2009, EPA proposed a new National Ambient Air Quality Standard ("NAAQS") for oxides of nitrogen, as measured by nitrogen dioxide ("NO2").  EPA proposes to set a new one-hour standard for NO2 of between 80-100 parts per billion.  The proposal also includes a plan to establish a roadside monitoring network primarily intended to measure NO2 concentrations near major roads in urban areas.  The Alliance of Automobile Manufacturers, of which we are a member along with other major manufacturers, submitted comments on both the level of the standards and the roadside monitoring plan.  The new NAAQS for nitrogen oxides could lead to requirements for additional emission controls from both stationary and mobile sources.

Motor Vehicle Fuel Economy. Various steps have been taken toward the implementation of the May 2009 agreement in principle between the federal government, the state of California, and the auto industry with respect to motor vehicle GHG and fuel economy standards.  The auto industry has sought to stay federal court litigation in California, Vermont, and Rhode Island challenging those states' rights to issue motor vehicle GHG standards; stays have been granted by each of the courts.  EPA has issued a revised decision granting a Clean Air Act waiver for California's GHG regulations, and the automotive industry has refrained from challenging that decision, although the waiver decision has been challenged by the National Automobile Dealers Association and the U.S. Chamber of Commerce.  The California Air Resources Board adopted some of the modifications to its regulations that will be required to implement the agreement in principle, with additional modifications expected later this year.  EPA and the National Highway Traffic Safety Administration promulgated a joint Notice of Proposed Rulemaking setting forth their proposal for harmonizing GHG and fuel economy standards for the 2012-2016 model years.  Their proposal is currently under review, with public comments due by November 27, 2009; we anticipate that both Ford and the Alliance of Automobile Manufacturers will file comments.  The rules are expected to be finalized by April 2010.

The Canadian federal government has announced that new vehicle GHG emissions will be regulated via the carbon dioxide provisions of the Canadian Environmental Protection Act.  Regulation will begin with 2011 model-year vehicles and, starting with 2012 model-year vehicles, will be aligned with the GHG standards issued by the U.S. EPA.  Several provinces, including British Columbia, Quebec, Manitoba, and Nova Scotia, have announced their intention to impose California-style GHG standards at the provincial level, although it is likely that the latest developments in the United States and the declared Canadian federal regulatory path may dissuade these provinces from taking unilateral action.

Union Negotiations

On November 1, 2009, the CAW announced that a majority of its members employed by Ford Canada had voted to ratify modifications to the terms of the existing collective bargaining agreement between Ford Canada and the CAW.  The modifications are patterned off of the modifications agreed to by the CAW for its agreements with the Canadian operations of General Motors Company and Chrysler LLC and are expected to result in annual cost savings.  The agreement also confirms the end of production at the St. Thomas Assembly Plant in 2011.

On November 2, 2009, the UAW announced that a majority of its members employed by Ford had voted against ratification of a tentative agreement that would have modified the terms of the existing collective bargaining agreement between Ford and the UAW.  In March 2009, the Ford-UAW membership ratified modifications to the existing collective bargaining agreement that went most of the way to bringing us to competitive parity with the U.S. operations of foreign-owned automakers.  The latest modifications were designed to closely match the modified collective bargaining agreements between the UAW and our domestic competitors, General Motors Company and Chrysler LLC.  Among the proposed modifications was a provision that would have precluded any strike action relating to improvements in wages and benefits during the negotiation of a new collective bargaining agreement upon expiration of the current agreement in September 2011, and would have subjected disputes regarding improvements in wages and benefits to binding arbitration, to determine competitiveness based on wages and benefits paid by other automotive manufacturers operating in the United States.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	November 6, 2009	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller

EXHIBIT INDEX
Designation	Description	Method of Filing
Exhibit 10.1	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10.2	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10.3	Tax Benefit Preservation Plan dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10.5	Third Amendment to the Credit Agreement dated as of December 15, 2006	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 10.6	Amendment dated July 23, 2009 to Ford Motor Company's UAW Retiree Health Care Settlement Agreement	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 10.7	Amendment dated July 22, 2009 to the Note Purchase Agreement dated April 7, 2008 between Ford Motor Company and its wholly-owned subsidiary Ford-UAW Holdings LLC	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated November 6, 2009 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.**
________
*	Incorporated by reference herein.
**	Submitted electronically with this Report.