Form 10-K
period 2009-12-31
FORD MOTOR CO
filed 2010-02-25
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware	38-0549190
(State of incorporation)	(I.R.S. employer identification no.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered *
Common Stock, par value $.01 per share	New York Stock Exchange

7.50% Notes Due June 10, 2043	New York Stock Exchange

Ford Motor Company Capital Trust II	New York Stock Exchange
6.50% Cumulative Convertible Trust Preferred
Securities, liquidation preference $50 per share
__________
*	In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of June 30, 2009, Ford had outstanding 3,149,667,003 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($6.07 per share), the aggregate market value of such Common Stock was $19,118,478,708.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2009 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 13, 2010 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 12, 2010, Ford had outstanding 3,297,413,605 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($11.12 per share), the aggregate market value of such Common Stock was $36,667,239,288.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________
*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 100.

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

In addition to the information about Ford and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2009 ("2009 Form 10-K Report" or "Report"), extensive information about our Company can be found at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for Directors, Standards of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents may be accessed by logging onto our website and clicking on "Investors," then "Company Information," and then "Corporate Governance," or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

In addition, all of our recent periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website.  This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those Reports.  Recent Section 16 filings made with the SEC by the Company or any of its executive officers or directors with respect to our Common Stock also are made available free of charge through our website.  We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC.

To access our SEC reports or amendments or the Section 16 filings, log onto our website and click "Investors," then "Company Reports," and then "View SEC Filings," which links to a list of reports filed with the SEC.

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

Our Automotive and Financial Services segments as of December 31, 2009 are described in the table below:

Business Sector	Reportable Segments*	Description

Automotive:	Ford North America
Primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico), together with the associated costs to design, develop, manufacture and service these vehicles and parts, as well as, for periods prior to January 1, 2010, the sale of Mazda6 vehicles produced by our consolidated subsidiary AutoAlliance International, Inc. ("AAI").

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

Volvo
Primarily includes the sale of Volvo-brand vehicles and related service parts throughout the world (including Europe, North and South America, and Asia Pacific Africa), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.

	Other Financial Services	Includes a variety of businesses including holding companies, real estate, and the financing and leasing of some Volvo vehicles in Europe.
__________
*	We have experienced changes to our reportable segments in recent years, including:
▪	As first reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, Volvo currently is held for sale.
▪
During the fourth quarter of 2008, we sold a portion of our equity in Mazda Motor Corporation ("Mazda"), reducing our ownership percentage from approximately 33.4% at the time of sale to about 11% ownership currently.  As a result, beginning with the fourth quarter of 2008, we account for our interest in Mazda as a marketable security and no longer report Mazda as an operating segment.

▪	As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we sold our Jaguar Land Rover operations on June 2, 2008.
▪	As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, we sold Aston Martin on May 31, 2007.

We provide financial information (such as revenue, income, and assets) for each business sector and reportable segment in three areas of this Report:  (1) "Item 6. Selected Financial Data;" (2) "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("Item 7"); and (3) Note 28 of the Notes to the Financial Statements located at the end of this Report.  Financial information relating to certain geographic areas is included in Note 29 of the Notes to the Financial Statements.

ITEM 1. Business (continued)

AUTOMOTIVE SECTOR

General

We sell cars and trucks throughout the world.  In 2009, our total ongoing Automotive operations (including unconsolidated affiliates in China) sold approximately 4,817,000 vehicles at wholesale throughout the world.  See Item 7 for additional discussion of wholesale unit volumes.

As of December 31, 2009, our vehicle brands included Ford, Mercury, Lincoln, and Volvo, although Volvo is held for sale.  Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers (collectively, "dealerships") outside of North America, the substantial majority of which are independently owned.  At December 31, 2009, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2009*
Ford	11,682
Mercury	1,780
Lincoln	1,376
Volvo	2,269
__________
*	Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.

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

Through our dealer network and other channels, we provide retail customers with a wide range of after-sale vehicle services and products, including maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty.  In North America, we market these products and services under several brands, including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Custom AccessoriesTM, Ford Extended Service PlanSM, and MotorcraftSM.

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions (among other factors) over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geo-political events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel).  As we recently have seen in the United States and Europe in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive, cyclical business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

ITEM 1. Business (continued)

The profitability of our business is affected by many factors, including:

▪	Wholesale unit volumes;
▪	Margin of profit on each vehicle sold; which in turn is affected by many factors, including:
•	Mix of vehicles and options sold;
•	Costs of components and raw materials necessary for production of vehicles;
•	Level of "incentives" (e.g., price discounts) and other marketing costs;
•	Costs for customer warranty claims and additional service actions; and
•	Costs for safety, emissions and fuel economy technology and equipment; and
▪
As with other manufacturers, a high proportion of relatively fixed structural costs, including labor costs, which mean that small changes in wholesale unit volumes can significantly affect overall profitability.

Our industry continues to face a very competitive pricing environment, driven in part by industry excess capacity.  For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the "Overview" section in Item 7.

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

Seasonality.  We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped or delivered to our customer (i.e., the dealership).  See the "Overview" section in Item 7 for additional discussion of revenue recognition practices.

We manage our vehicle production schedule based on a number of factors, including retail sales (i.e., units sold by our dealerships to their customers at retail) and dealer stock levels (i.e., the number of units held in inventory by our dealerships for sale to retail and fleet customers).  In the past, we have experienced some seasonal fluctuation in the business, with production in many markets tending to be higher in the first half of the year to meet demand in the spring and summer (typically the strongest sales months of the year).  Third quarter production has tended to be the lowest.  As a result, operating results for the third quarter typically have been less favorable than other quarters.

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in production of our vehicles.  These materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas), and resins (e.g., polypropylene).  We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs.  There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact availability in sufficient quantities to meet our needs.  See the "Overview" section of Item 7 for a discussion of commodity and energy price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" ("Item 7A") for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis.  Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 15,900 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over 5 years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

ITEM 1. Business (continued)

Warranty Coverage and Additional Service Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale.  Types of warranty coverage offered include base coverage (e.g., "bumper-to-bumper" coverage in the United States on Ford-brand vehicles for 36 months or 36,000 miles, whichever occurs first), safety restraint coverage, and corrosion coverage.  Beginning with 2007 model-year passenger cars and light trucks, Ford extended the powertrain warranty coverage offered on Ford, Lincoln and Mercury vehicles sold in the United States, Canada, and select U.S. export markets (e.g., powertrain coverage for certain vehicles sold in the United States from three years or 36,000 miles to five years or 60,000 miles on Ford and Mercury brands, and from four years or 50,000 miles to six years or 70,000 miles on the Lincoln brand).  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, Ford will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.

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

For additional information with respect to costs for warranty and additional service actions, see "Critical Accounting Estimates" in Item 7, as well as Note 31 of the Notes to the Financial Statements.

Industry Sales Volume

The following chart shows industry sales volume for the United States, and for the markets we track in Europe, South America and Asia Pacific Africa for the last five years (in millions of units):

	Industry Sales Volume *
	2009	2008	2007	2006	2005

United States	10.6	13.5	16.5	17.1	17.5
Europe	15.8	16.6	18.0	17.8	17.6
South America	4.2	4.3	4.1	3.2	2.7
Asia Pacific Africa	24.5	20.9	20.4	18.6	17.3
__________
*	Throughout this section, industry sales volume includes sales of medium and heavy trucks. See discussion of each market below for definition of the markets we track.

U.S. and European industry sales volume declined in 2009 compared with 2008, reflecting weak economic conditions in both markets.  The decline in Europe was more modest because the impact of the economic slowdown was offset somewhat by substantial government-sponsored vehicle scrappage program incentives.  Asia Pacific Africa industry sales increased in 2009 as compared to 2008, largely driven by growth in China.

United States

Industry Sales Data.  The following table shows U.S. industry sales of cars and trucks (in millions of units):

	U.S. Industry Sales
	Years Ended December 31,
	2009	2008	2007	2006	2005

Cars	5.6	7.1	7.9	8.1	7.9
Trucks	5.0	6.4	8.6	9.0	9.6

ITEM 1. Business (continued)

We classify cars by small, medium, large, and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, crossover utility vehicles ("CUVs") and traditional sport utility vehicles ("SUVs"), and medium/heavy segments.  We refer to CUVs, which are based on car platforms, and SUVs, which are based on truck platforms, collectively as "utilities" or "utility vehicles."  In the tables, we have classified all of our luxury cars as "premium," regardless of size.  Annually, we review various factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including domestic and foreign-based manufacturers) and for Ford:

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2009	2008	2007	2006	2005
CARS
Small	23.7%	22.9%	19.8%	19.0%	17.1%
Medium	16.1	15.5	13.6	13.1	13.1
Large	5.4	6.1	7.0	7.5	7.4
Premium	7.3	7.8	7.8	7.6	7.8
Total U.S. Industry Car Sales	52.5	52.3	48.2	47.2	45.4
TRUCKS
Compact Pickup	2.6	2.8	3.2	3.5	3.9
Bus/Van	5.5	6.1	6.6	7.8	8.1
Full-Size Pickup	10.8	11.9	13.5	13.3	14.6
Utilities	27.1	24.9	26.5	25.2	25.5
Medium/Heavy	1.5	2.0	2.0	3.0	2.5
Total U.S. Industry Truck Sales	47.5	47.7	51.8	52.8	54.6
Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford U.S. Vehicle Mix of Sales by Segment*
	Years Ended December 31,
	2009	2008	2007	2006	2005
CARS
Small	14.0%	15.0%	12.8%	12.5%	11.6%
Medium	12.8	9.3	7.8	12.9	8.2
Large	6.8	7.7	8.4	8.2	8.9
Premium	3.1	3.1	2.5	3.1	2.8
Total Ford U.S. Car Sales	36.7	35.1	31.5	36.7	31.5
TRUCKS
Compact Pickup	3.4	3.4	3.0	3.4	4.1
Bus/Van	5.8	6.5	7.2	8.6	8.9
Full-Size Pickup	25.6	27.2	29.1	29.6	30.7
Utilities	28.2	27.4	28.6	21.1	24.3
Medium/Heavy	0.3	0.4	0.6	0.6	0.5
Total Ford U.S. Truck Sales	63.3	64.9	68.5	63.3	68.5
Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%
__________
*	These data include sales of Ford, Lincoln, and Mercury vehicles.

As the tables above indicate, the shift from cars to trucks that began in the 1980s started to reverse in 2005.  Prior to 2005, the proportion of trucks sold in the industry and by Ford had been increasing, reflecting higher sales of SUVs and full-size pickups.  In recent years, the percentage of cars sold in the overall market and by Ford has trended higher, primarily due to a shift in consumer preferences to smaller, more fuel-efficient vehicles.  In 2009, overall changes in our U.S. vehicle mix generally followed the overall direction of U.S. industry trends.  Our year-over-year growth in car mix, however, outpaced the industry, primarily fueled by the strength of our medium-car mix and sales led by our redesigned Ford Fusion, Fusion Hybrid, Mercury Milan and Milan Hybrid.

Market Share Data.  The competitive environment in the United States has intensified and is expected to continue to intensify as Japanese and Korean manufacturers increase imports to the United States and increase production capacity in North America.  Our principal competitors in the United States include General Motors Company ("General Motors"), Chrysler Group LLC ("Chrysler"), Toyota Motor Corporation ("Toyota"), Honda Motor Company ("Honda"), and Nissan Motor Company ("Nissan").  The following tables show U.S. car and truck market share for Ford (Ford, Lincoln, and Mercury brand vehicles only) and for the other five leading vehicle manufacturers.  The percentages in each of the following tables represent percentages of the combined car and truck industry:

ITEM 1. Business (continued)

	U.S. Car Market Shares (a)
	Years Ended December 31,
	2009	2008	2007	2006	2005
Ford	5.5%	5.0%	4.6%	5.8%	5.4%
General Motors	9.1	10.0	9.8	10.0	10.2
Chrysler	2.5	3.6	4.2	4.1	4.0
Toyota	10.0	10.0	9.2	8.6	7.4
Honda	6.5	6.6	5.3	4.9	4.8
Nissan	4.8	4.4	3.8	3.2	3.3
All Other (b)	14.1	12.7	11.3	10.6	10.3
Total U.S. Car Deliveries	52.5%	52.3%	48.2%	47.2%	45.4%

	U.S. Truck Market Shares (a)
	Years Ended December 31,
	2009	2008	2007	2006	2005
Ford	9.8%	9.2%	10.0%	10.2%	11.6%
General Motors	10.6	12.1	13.6	14.1	15.6
Chrysler	6.3	7.2	8.4	8.4	9.2
Toyota	6.7	6.4	6.7	6.3	5.6
Honda	4.3	4.0	4.1	3.9	3.6
Nissan	2.5	2.7	2.7	2.8	2.9
All Other (b)	7.3	6.1	6.3	7.1	6.1
Total U.S. Truck Deliveries	47.5%	47.7%	51.8%	52.8%	54.6%

	U.S. Combined Car and Truck Market Shares (a)
	Years Ended December 31,
	2009	2008	2007	2006	2005
Ford	15.3%	14.2%	14.6%	16.0%	17.0%
General Motors	19.7	22.1	23.4	24.1	25.8
Chrysler	8.8	10.8	12.6	12.5	13.2
Toyota	16.7	16.4	15.9	14.9	13.0
Honda	10.8	10.6	9.4	8.8	8.4
Nissan	7.3	7.1	6.5	6.0	6.2
All Other (b)	21.4	18.8	17.6	17.7	16.4
Total U.S. Car and Truck Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%
__________
(a)	All U.S. sales data are based on publicly available information from the media and trade publications.
(b)
"All Other" primarily includes companies based in Korea, other Japanese manufacturers and various European manufacturers, and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.

Our improvement in overall market share primarily is the result of several factors, including favorable acceptance of our redesigned products, product focus on industry growth segments, and customers' increasing awareness and acceptance of our commitment to leadership in quality, fuel efficiency, safety, smart technologies and value.

In addition to the Ford, Lincoln, and Mercury vehicles we sell in the U.S. market, we also sell a significant number of Volvo vehicles.  Our market share for Volvo vehicles in the United States (which is reflected in "All Other" in the tables above) was approximately 0.6% in 2009, up 0.1 percentage points from 2008.  This increase in market share primarily reflected the introduction of the new XC60 and improved sales of the V50.

Fleet Sales.  The sales data and market share information provided above include both retail and fleet sales.  Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies, and governments.

ITEM 1. Business (continued)

The table below shows our fleet sales in the United States, and the amount of those combined sales as a percentage of our total U.S. car and truck sales for the last five years (in thousands):

	Ford Fleet Sales*
	Years Ended December 31,
	2009	2008	2007	2006	2005
Daily Rental Units	205	237	304	447	440
Commercial and Other Units	156	217	268	277	256
Government Units	127	153	158	162	141
Total Fleet Units	488	607	730	886	837

Percent of Total U.S. Car and Truck Sales	30%	32%	30%	32%	28%
__________
*	These data include sales of Ford, Lincoln, and Mercury vehicles.

Lower fleet sales in 2009 primarily reflected an overall industry decline in rental, commercial and government sectors.  Although total fleet industry volume decreased for the year, we improved year-over-year fleet segment market share.  We continue to maintain profitable government and commercial segment market share leadership over all brands.

Europe

Industry Sales Data

Market Share Information.  Outside of the United States, Europe is our largest market for the sale of cars and trucks.  The automotive industry in Europe is intensely competitive.  Our principal competitors in Europe include General Motors, Volkswagen A.G. Group, PSA Group, Renault Group, and Fiat SpA.  For the past 10 years, the top six manufacturers have collectively held between 70% and 77% of the total market.  This competitive environment is expected to intensify further as Japanese and Korean manufacturers increase their production capacity in Europe, and as other manufacturers of premium brands (e.g., BMW, Mercedes-Benz, and Audi) continue to broaden their product offerings.

For purposes of this discussion, 2009 market data are based on estimated registrations currently available; percentage change is measured from actual 2008 registrations.  We track industry sales in Europe for the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.  In 2009, vehicle manufacturers sold approximately 15.8 million cars and trucks in these 19 markets, down 4.8% from 2008.  Ford-brand combined car and truck market share in Europe in 2009 was approximately 9.1% (up 0.5 percentage points from the previous year); Volvo market share in Europe was 1.3% (about the same as in 2008).

Britain and Germany are our highest-volume markets within Europe.  Any change in the British or German market has a significant effect on the results of our Ford Europe segment.  The global economic crisis caused 2009 industry sales in Britain to decline by 10.5% from 2008 levels (which were down considerably from 2007 levels, as the economic crisis hit Britain earlier than many other European countries).  As a result of government stimulus in Germany, 2009 industry sales volume there actually increased by 18.2% compared with 2008.  Our Ford-brand combined car and truck share in these markets in 2009 was 16.8% in Britain (up 0.4 percentage points from the previous year), and 7.6% in Germany (up 0.6 percentage points from the previous year).

Although not included in the 19 markets above, several additional markets in the region contribute to our Ford Europe segment results.  In 2009, Ford's share of the Turkish market increased by 0.4 percentage points to 15.1%, the eighth year in a row that the Ford brand led the market in sales in Turkey.  Industry sales volume in Russia decreased dramatically during 2009, shrinking by 1.6 million units or about half of its total volume as a result of the economic crisis.  As a result, sales of Ford-brand vehicles decreased by nearly 56% from 2008 to about 82,000 units in 2009.

Motor Vehicle Distribution in Europe.  In 2002, the Commission of the European Union ("Commission") adopted a new regulatory scheme that changed the way motor vehicles are sold and repaired ("Block Exemption Regulation").  Pursuant to this regulation, manufacturers must operate either an "exclusive" distribution system – with exclusive dealer sales territories, but with the possibility of sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory – or a "selective" distribution system.

ITEM 1. Business (continued)

We, like most other automotive manufacturers, elected to establish a "selective" distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers.  Under this "selective" system, we are entitled to determine the number of dealers we establish but, since October 2005, not their locations.  Under either system permitted by the Block Exemption Regulation, the rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

Under the Block Exemption Regulation, the Commission also adopted sweeping changes to the repair industry.  Dealers no longer could be required by the manufacturer to perform repair work.  Instead, dealers could subcontract repair work to independent repair shops that met reasonable criteria set by the manufacturer.  These authorized repair facilities could perform warranty and recall work, in addition to other repair and maintenance work.  While a manufacturer may continue to require the use of its parts in warranty and recall work, for all other repair work the repair facilities may use parts made by others that are of comparable quality.  We have negotiated and implemented Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation applies with respect to all of our dealers.

With these rules, the Commission intended to increase competition and narrow price differences from country to country.  The Commission's Block Exemption Regulation continues to contribute to an increasingly competitive market for vehicles and parts, and to ongoing price convergence.  This has contributed to an increase in marketing expenses, negatively affecting the profitability of Ford Europe and Volvo.

The current Block Exemption Regulation expires on May 31, 2010.  In December 2009, the Commission launched a public review process for a revised Block Exemption Regulation and guidelines on motor vehicles sales and repair agreements.  The Commission proposes to adopt a new block exemption for repair and maintenance services, in which area the Commission believes competition to be more limited.  The Commission also proposes to adopt guidelines dealing with specific issues for both motor vehicle sales and repair.  It is expected that the Commission will adopt final regulation in the spring of 2010.

Other Markets

Canada and Mexico.  Canada and Mexico also are important markets for us.  In Canada, industry sales volume for new cars and trucks in 2009 was approximately 1.48 million units, down 11% from 2008 levels; industry sales volume in Mexico for new cars and trucks in 2009 was approximately 770,000 units, down 28% from 2008.  The decrease in industry sales volume in these markets reflected the impact of the global economic slowdown beginning in the fourth quarter of 2008.  Our combined car and truck market share (including all of our brands sold in these markets) in 2009 was 15.2% for Canada (up 2.6 percentage points from a year ago), which represents our highest full-year share since 2001 and made Ford the number-one selling brand in Canada, and 11.8% in Mexico (down 0.3 percentage points from the previous year).

South America.  Brazil, Argentina, and Venezuela are our principal markets in South America.  Industry sales in 2009 were approximately 3.1 million units in Brazil (up 11.4% from 2008), 509,000 units in Argentina (down 15.3% from 2008), and 136,000 units in Venezuela (down 49.9% from 2008).  Our combined car and truck share for Ford-brand vehicles in these markets was 10.3% in Brazil (up 0.3 percentage points from 2008), 13.3% in Argentina (up 0.9 percentage points from 2008), and 20.9% in Venezuela (up 5.2 percentage points from 2008).  In Brazil, 2009 industry sales were strong in comparison to other markets in South America due to government stimulus actions taken in response to the global economic slowdown.  We have announced plans for our largest-ever investment in Brazil operations in a five-year period, investing R$4 billion in 2011-2015 to accelerate delivery of more fuel-efficient, high-quality vehicles in Brazil.

Asia Pacific Africa.  Australia, China, India, South Africa, and Taiwan are our principal markets in this region.  Industry sales in 2009 were approximately 940,000 units in Australia (down 7.4% from 2008), 14.1 million units in China (up 42.1% from 2008), 2.3 million units in India (up 12.2% from 2008), 350,000 units in South Africa (down 27.6% from 2008), and 290,000 units in Taiwan (up 28.4% from 2008).  Our combined car and truck share in these markets (including sales of Ford-brand vehicles, and market share for certain unconsolidated affiliates particularly in China) was 10.3% in Australia (about the same as 2008), 1.9% in China (about the same as 2008), 1.3% in India (down 0.1 percentage points from 2008), 7.6% in South Africa (up 0.7 percentage points from 2008) and 6.1% in Taiwan (up 0.6 percentage points from 2008).  We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.

ITEM 1. Business (continued)

China and India are the key emerging markets that will continue to drive economic growth in the region.  Small cars account for 60% of Asia Pacific Africa industry sales volume, and are anticipated to continue to benefit from government fiscal policy.  In line with these trends, our manufacturing capacity investments in both Thailand and India are nearing completion.  At our joint venture assembly facility in Rayong, Thailand we have invested $500 million in an expansion for the production of small passenger cars.  In India, we have invested $500 million to significantly increase our presence through expansion of our current manufacturing facility in Chennai to begin production of our new Ford Figo, and construction of a fully-integrated and flexible engine manufacturing plant.  As previously announced in September 2009, we also have broken ground on a new plant in Chongqing, China to meet anticipated demand and grow Ford-brand market share.

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

Ford Credit does business in all states in the United States and in all provinces in Canada through regional business centers.  Outside of the United States, FCE Bank plc ("FCE") is Ford Credit’s largest operation.  FCE's primary business is to support the sale of our vehicles in Europe through our dealer network.  FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany, and most other European countries.  Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions.  In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

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

United States	Years Ended December 31,
Financing share – Ford, Lincoln, and Mercury	2009	2008	2007
Retail installment and lease	29%	39%	38%
Wholesale	79	77	78
Europe
Financing share – Ford
Retail installment and lease	28%	28%	26%
Wholesale	99	98	96

See Item 7 for a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies.  See Item 7A for a discussion of how Ford Credit manages its financial market risks.

ITEM 1. Business (continued)

We routinely sponsor special-rate financing programs available only through Ford Credit.  Pursuant to these programs, we make interest supplement or other support payments to Ford Credit.  These programs increase Ford Credit's financing volume and share of financing sales of our vehicles.  See Note 1 of the Notes to the Financial Statements and Item 7 for more information about these support payments.

On November 6, 2008, we and Ford Credit entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement).  Pursuant to the Support Agreement, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in Ford Credit’s then-most recent Form 10-Q Report or Form 10-K Report), Ford Credit could require us to make or cause to be made a capital contribution to Ford Credit in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  A copy of the Support Agreement was filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  No capital contributions have been made to Ford Credit pursuant to the Support Agreement.  In addition, Ford Credit has an agreement to maintain FCE’s net worth in excess of $500 million.  No payments have been made by Ford Credit to FCE pursuant to the agreement during the 2007 through 2009 periods.

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

Mobile Source Emissions Control

U.S. Requirements – Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States.  The current ("Tier 2") emissions regulations promulgated by the U.S. Environmental Protection Agency ("EPA") set standards for cars and light trucks.  The Tier 2 emissions standards also establish durability requirements for emissions components to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified).  These standards present compliance challenges and make it difficult to utilize light-duty diesel technology, which in turn restricts one pathway for improving fuel economy for purposes of satisfying Corporate Average Fuel Economy ("CAFE") standards and upcoming federal greenhouse gas ("GHG") standards.

The EPA also has standards and requirements for EPA-defined "heavy-duty" vehicles and engines (generally, those vehicles with a gross vehicle weight rating of 8,500-14,000 pounds gross vehicle weight).  These standards and requirements include stringent evaporative hydrocarbon standards for gasoline vehicles, and stringent exhaust emission standards for all vehicles.  In order to meet the diesel standards, manufacturers must employ after-treatment technologies, such as diesel particulate filters or selective catalytic reduction ("SCR") systems, which require periodic customer maintenance.  These technologies add significant cost to the emissions control system, and present potential issues associated with consumer acceptance.  The EPA has issued guidance regarding maintenance intervals and the warning systems that will be used to alert motorists to the need for maintenance of SCR systems, which are incorporated into some of our heavy-duty vehicles.  One heavy-duty engine manufacturer that does not rely on SCR technology is challenging EPA's 2010 model year heavy-duty standards and related SCR guidance in federal court.  Should the litigation lead to tightening of the EPA's SCR guidance, or a ruling that otherwise interferes with our ability to use SCR technology, it could have an adverse effect on our ability to produce and sell heavy-duty vehicles.

U.S. Requirements – California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from the EPA to establish unique emissions control standards for motor vehicles; each new or modified proposal requires a new waiver of preemption from the EPA.  California has received a waiver from the EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB").  CARB's current low emission vehicle or "LEV II" emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements.  Like the EPA's Tier 2 emissions standards, CARB's LEV II vehicle emissions standards also present a difficult engineering challenge, and impose even greater barriers to the use of light-duty diesel technology.

ITEM 1. Business (continued)

Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs"), which emit no regulated pollutants.  Initially, the goal of the ZEV mandate was to require the production and sale of battery-electric vehicles, which were the only vehicles capable of meeting the zero-emission requirements and of being produced in significant volumes.  Such vehicles have had narrow consumer appeal due to their limited range, reduced functionality, and relatively high cost.

Over time, the ZEV regulations have been modified several times to reflect the fact that the development of battery-electric technology progressed at a slower pace than anticipated by CARB.  CARB has adopted amendments to the ZEV mandate that allow advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions to qualify for ZEV credits.  The rules also give some ZEV credits for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions.  In response to a 2007 review of battery technology and other advanced vehicle technologies by a panel of independent experts, CARB finalized its most recent set of revisions to its ZEV regulations in February 2009, revising requirements for the 2012 model year and beyond.  The current rules require increasing volumes of battery electric and other advanced technology vehicles with each passing model year.  Ford plans to comply with the ZEV regulations through the sale of a variety of battery-electric vehicles, hybrid vehicles, plug-in hybrid vehicles, and PZEVs.  Ford's compliance plan entails significant costs, and has a variety of inherent risks such as uncertain consumer demand for the vehicles and potential component shortages that may make it difficult to produce vehicles in sufficient quantities.

In 2004, CARB enacted standards limiting emissions of GHGs (e.g., carbon dioxide) from all new motor vehicles.  CARB asserts that its vehicle emissions regulations provide authority for it to adopt such standards.  Because GHG emission standards are functionally equivalent to fuel economy standards, issues associated with motor vehicle GHG regulation are discussed more fully in the "Motor Vehicle Fuel Economy" section below.

The Clean Air Act permits other states that do not meet National Ambient Air Quality Standards ("NAAQS") to adopt California's motor vehicle emissions standards no later than two years before the affected model year.  In addition to California, thirteen states, primarily located in the Northeast and Northwest, have adopted the California standards (and eleven of these states also have adopted the ZEV requirements).  These thirteen states, together with California, account for more than 30% of Ford's current light-duty vehicle sales volume in the United States.  Other states are considering adoption of the California standards.  The adoption of California standards by other states presents challenges for manufacturers, including the following:  1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents difficulties from the standpoint of planning and distribution; 2) market acceptance of some vehicles required by the ZEV program varies from state to state, depending on weather and other factors; and 3) the states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

CARB has indicated that it is planning a complete overhaul of its LEV, ZEV, and GHG regulations; these changes would begin to take effect in the 2014-2015 model year time frame.  CARB is expected to propose "LEV III" regulations in the spring of 2010 and finalize those rules by the spring of 2011.  We anticipate that the LEV III rules will contain a host of new and more stringent requirements for tailpipe emissions, evaporative emissions, and component durability.  Also in 2010, CARB is expected to propose modifications to its ZEV regulations that would integrate them with its GHG regulations to some extent.  The ZEV program is expected to focus on requirements to produce ever-increasing numbers of vehicles using battery-electric, fuel cell, plug-in hybrid, and hydrogen internal combustion engine technologies.  Under the new regulatory approach, manufacturers that produce higher numbers of vehicles specified as ZEVs may be allowed to meet less stringent fleet average GHG levels.  The revised ZEV regulations would likely take effect beginning with the 2015 model year, replacing the existing rules for that model year and beyond.

In general, compliance with the revised regulations is likely to require costly actions that could have a substantial adverse effect on our sales volume and profits, depending on such factors as the specific emission levels required in the LEV III program and the volumes of advanced-technology vehicles required by the ZEV mandate.   We are not able to assess the impact of these pending regulatory changes until specific proposals have been released.

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

ITEM 1. Business (continued)

Both CARB and the EPA also have adopted on-board diagnostic ("OBD") regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the "check engine" light) of any malfunction.  These regulations have become extremely complicated, and require substantial engineering resources to create compliant systems.  CARB's OBD rules for vehicles under 14,000 pounds gross vehicle weight include a variety of requirements that phased in between the 2006 and 2010 model years.  CARB also has adopted engine manufacturer diagnostic requirements for heavy-duty gasoline and diesel engines that apply to the 2007 to 2009 model years, and EPA has adopted light-duty and heavy-duty OBD requirements that generally align with CARB's; the EPA also accepts certification to CARB's OBD requirements.

The complexity of the OBD requirements and the difficulties of meeting all of the monitoring conditions and thresholds make OBD approval one of the most challenging aspects of certifying vehicles for emissions compliance.  CARB regulations contemplate this difficulty, and, in certain instances, permit manufacturers to comply by paying per-vehicle penalties in lieu of meeting the full array of OBD monitoring requirements.  In other cases, CARB regulations provide for automatic recalls of vehicles that fail to comply with specified core OBD requirements.  Many states have implemented OBD tests as part of inspection and maintenance programs.  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.  CARB is in the process of finalizing amendments to the OBD regulations for 2010-2017 model years; these rules will relax or defer some requirements in the earlier model years, while phasing in some additional requirements in the later model years.  CARB also is required to undertake a biennial review of its OBD regulations for light-duty vehicles, and this will occur in 2010.  Automobile manufacturers will make suggestions for streamlining and improving the regulations, but it also is possible that CARB may alter the rules in ways that make it more difficult for manufacturers to comply.

European Requirements.  European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new emissions standards ("Stage IV Standards") were applied to new passenger car certifications beginning January 1, 2005, and to new passenger car registrations beginning January 1, 2006.  The comparable light commercial truck Stage IV Standards went into effect for new certifications beginning January 1, 2006, and for new registrations beginning January 1, 2007.  This directive on emissions also introduced OBD requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 100,000 kilometers of vehicle life.  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.

In 2007, the Commission published a proposed law for Stage V/VI emissions that further restricted the amount of particulate and nitrogen oxide emissions from diesel engines, and tightened some regulations for gasoline engines.  Stage V emissions requirements began in September 2009 for vehicle registrations starting in January 2011.  Stage VI requirements will apply from September 2014.  Stage V particulate standards drove the deployment of particulate filters across diesels.  Stage VI further reduces the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust aftertreatment which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles.

Vehicles equipped with SCR systems require a driver inducement and warning system to prevent the vehicle being operated for a significant period of time if the reductant (urea) dosing tank is empty.  The Stage V/VI emission legislation also mandated the internet provision of all repair information (not just emissions-related); information also must be provided to diagnostic tool manufacturers.  Some aspects of this regulatory scheme are still being finalized in an amendment package due for member state voting in early 2010.

ITEM 1. Business (continued)

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe ("UN-ECE") mobile source emissions regulations.  Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China plans to adopt the most recent European standards to be implemented starting from 2012 in large cities.  Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Because fleet average requirements do not apply, some vehicle emissions control systems may have to be redesigned to meet the requirements in these markets.  Furthermore, not all of these countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted.  This could lead to compliance problems, particularly if OBD or in-use surveillance requirements are implemented.  Japan has unique standards and test procedures, and implemented more stringent standards beginning in 2009.  This may require unique emissions control systems be designed for the Japanese market.  Canadian criteria emissions regulations are aligned with U.S. federal Tier 2 requirements.

In South America, Brazil, Argentina and Chile also are introducing more stringent emissions standards.  Brazil approved Euro V emissions standards for heavy trucks starting in 2012, and is developing more stringent light vehicle limits starting in 2013.  Argentina approved Euro IV emissions standards starting in 2009, and Euro V in 2012.  Chile is proposing a new decontamination plan for its metropolitan region with more stringent emission requirements based on U.S. or EU regulations.

Fuel Quality and Content

U.S. Requirements. Currently, EPA regulations allow conventional gasoline to contain up to 10% ethanol ("E10").  We and other manufacturers design gasoline-powered vehicles to be able to run on E10 fuel for the full useful life of the vehicle.  In 2008 and 2009, a coalition of ethanol producers filed a petition with the EPA seeking approval for an increase in the amount of allowable ethanol content in gasoline to 15% ("E15").  Under the Clean Air Act, the EPA may approve changes to gasoline only if it determines that the change will not cause or contribute to the failure of emission control devices or systems.  The EPA has indicated that it is considering seriously this petition and may approve E15 fuel for use in automobiles manufactured as far back as the 2001 model year.  It is not entirely clear how the EPA would implement and enforce such a decision.  The automobile industry has concerns about the approval of E15 fuel for use in gasoline-powered vehicles, especially with respect to past model-year vehicles.  Ethanol is more corrosive than pure gasoline, and fuel containing more than 10% ethanol may detrimentally affect vehicle durability if the vehicle's fuel system has not been designed to accommodate it.  The addition of more ethanol to fuel has the potential to result in increased customer dissatisfaction and/or warranty claims for fuel system failures, OBD system warnings, and other problems.  Older vehicles are likely to be more susceptible to such problems.  We and others in the automobile industry have commented on the E15 petition, and we will continue to track this issue and provide relevant information to the EPA.

Biomass-based diesel fuel, known as "biodiesel," also is becoming more common in the United States.  Biodiesel typically is a combination of petroleum-based diesel fuel and fuel derived from "biomass" (biological material from plant or animal sources).  Biodiesel is approved by the EPA as well as a number of U.S. state agencies for use in motor vehicles.  While diesel fuel containing 5% biomass-based fuel is now common, higher-concentration blends are becoming more common as well.  The content and quality of biodiesel fuels varies considerably.  Diesel fuel that contains higher concentrations of biomass-based fuels, and/or that contains lower-quality ingredients, can have adverse effects on the durability and performance of diesel engines and on the exhaust emissions from such engines.

European Requirements.  In general, the use of automotive fuel derived from biomass is increasing in the EU, primarily driven by the desire to reduce carbon emissions.  Fuel content requirements have been amended to allow "B5" diesel (including up to 5% biomass-based fuel) and "E5" gasoline (including up to 5% ethanol).  France is moving forward with the introduction of "E10" gasoline (including up to 10% ethanol), and considering "B8" diesel (including up to 8% biomass-based fuel).  In parallel, a renewable energy directive sets out long-term (i.e., 2020) targets for renewable energy.  Currently, the automotive industry and the oil industry are engaged in establishing a set of potential fuel scenarios and assessing most likely routes to success.  In many other countries, fuel may contain biomass from locally-produced crops, with varying quality and stability; high-quality fuels are essential to support clean vehicles throughout their lifetime.

ITEM 1. Business (continued)

Stationary Source Emissions Control

U.S. Requirements.  The Clean Air Act requires the EPA to periodically review and update its NAAQS, and to designate whether counties or other local areas are in compliance with the new standards.  If an area or county does not meet the new standards ("non-attainment areas"), the state must revise its implementation plans to achieve attainment.  In 2006, the EPA issued a final rule increasing the stringency of the NAAQS standard for fine particulate matter (particles 2.5 micrometers in diameter or less), while maintaining the existing standard for coarse particulate matter (particles between 2.5 and 10 micrometers in diameter).  The EPA now is in the process of developing new NAAQS for fine particulate matter and ozone.  The EPA estimates that the new standard will put approximately 124 counties into non-attainment status for fine particulate matter.  Various parties have filed petitions for review of the final particulate matter rules in the U.S. Court of Appeals for the District of Columbia Circuit, in most cases seeking more stringent standards for both fine and coarse particulate matter.  In February 2009, the Court ordered the EPA to reconsider the fine particulate standards.  The EPA plans to issue a new proposed fine particulate NAAQS standard by July 2010, and a final rule by April 2011.  We expect the revised standards to be more stringent than the 2006 standard.

In March 2008, the EPA promulgated rules setting a new ozone NAAQS at a level more stringent than the previous standard.  The EPA estimates that as a result of the new standard, the number of counties out of attainment for the ozone NAAQS could triple.  A number of states and environmental groups filed suit seeking to compel the EPA to issue an even more stringent ozone standard.  The EPA agreed to reconsider the rule and issued a new proposed rule in January 2010.  In the new proposal, the EPA is considering a primary NAAQS standard of 0.060 – 0.070 parts per million measured over eight hours (by comparison, the 2008 rule was set at 0.075 parts per million).  Depending upon the standard that is ultimately chosen, approximately 76% to 96% of all areas would be in non-attainment.  A final rule is expected later this year.

After issuance of the final ozone and particulate matter NAAQS and designation of non-attainment areas, areas that do not meet the standards will need to revise their implementation plans to require additional emissions control equipment and impose more stringent permit requirements on facilities in those areas.  The existence of additional non-attainment areas can lead to increased pressure for more stringent mobile source emissions standards as well.  The cost of complying with the requirements necessary to help bring non-attainment areas into compliance with the revised NAAQS could be substantial.

The EPA proposed a new hourly NAAQS for oxides of nitrogen (as measured by ambient concentrations of nitrogen dioxide ("NO2")) in 2009, and adopted a final NAAQS in January 2010.  The new rule will result in a substantial number of new non-attainment areas for oxides of nitrogen.  The NAAQS also incorporated a plan for monitoring NO2 concentrations using a newly-developed roadside monitoring network.  The roadside monitoring plan may tend to impose additional scrutiny on mobile sources of NO2 relative to other sources that contribute to overall ambient levels.  The revised NAAQS for oxides of nitrogen may lead to additional NO2 standards for both stationary and mobile sources that could be costly and technologically challenging.

The EPA also issued a final rule on September 22, 2009 establishing a national GHG reporting system.  Facilities with production processes that fall into certain industrial source categories, or that contain boilers and process heaters and emit 25,000 or more metric tons per year of GHGs, will be required to submit annual GHG emission reports to the EPA.  Facilities subject to the rule were required to begin collecting data as of January 1, 2010, and submit an annual report for calendar year 2010 by March 31, 2011.  Many of our facilities in the United States will be required to submit reports.  Under the rule, we also will be required to report emissions of certain GHGs from heavy-duty engines and vehicles; these requirements phase in beginning with the 2011 model year.

On September 30, 2009, the EPA issued a proposed rule (the "PSD Tailoring Rule") that would define the circumstances under which certain GHGs would be regulated under the Clean Air Act's New Source Review - Prevention of Significant Deterioration ("PSD") rules and Title V operating permits program.  The proposed PSD Tailoring Rule was issued due to concerns that, once the EPA begins regulating GHGs from motor vehicles, GHGs will become regulated air pollutants under PSD and Title V, triggering permit requirements for many small sources not currently regulated under those programs.  The PSD Tailoring Rule proposes to address this by setting a 25,000 ton per year GHG emission level as the threshold for inclusion in the PSD and Title V permit programs.  The proposal does not specify what the best-available control technology would be for controlling GHG emissions, but indicates that the agency would evaluate this and other applicability issues during the first five years after issuance of the final rule.  After this five-year period, the EPA would consider lowering the applicability threshold.

ITEM 1. Business (continued)

Depending upon the scope of the final PSD Tailoring Rule, a large percentage of our facilities could be required to obtain PSD and Title V permits for GHG emissions.  These requirements could lead to the installation of additional pollution control equipment, potential delay in the issuance of permits due to changes at a facility, and increased operating costs.

European Requirements.  In Europe, environmental legislation is driven by EU law, in most cases in the form of EU directives that must be converted into national legislation.  All of our European plants are located in the EU region, with the exception of one in St. Petersburg, Russia and Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") in Turkey.  One of the core EU directives is the Directive on Integrated Pollution Prevention Control ("IPPC").  The IPPC regulates the permit process for facilities, and thus the allowed emissions from these facilities.  As in the United States, engine testing, surface coating, casting operations, and boiler houses all fall under this regime.  The Solvent Emission Directive which came into effect in October 2007 primarily affects vehicle manufacturing plants, which must upgrade their paint shops to meet the new requirements.  The cost of complying with these requirements could be substantial.

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

Motor Vehicle Safety

U.S. Requirements.  The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways.  First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA").  Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards.  Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns.  A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard.  Should we or NHTSA determine that either a safety defect or a noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.  As of February 12, 2010, there were pending before NHTSA six investigations relating to alleged safety defects or potential compliance issues in our vehicles.

The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users was signed into law in 2005; the Cameron Gulbransen Kids Transportation Safety Act of 2007 mandates that NHTSA enact regulations related to rearward visibility and brake-to-shift interlock, and mandates that NHTSA consider regulations related to automatic reversal functions on power windows.  Both Acts establish substantive, safety-related rulemaking mandates for NHTSA that already have resulted in or will result in new regulations and product content requirements.  In 2009, NHTSA published a final rule related to roof strength that increased the load requirements, added new performance requirements, and extended the rule's application to a wider range of vehicles.  Also in 2009, NHTSA issued Notices of Proposed Rulemaking concerning ejection mitigation, automatic reversal function on power windows, and rear visibility (advance notice provided, with the final notice expected in the spring of 2010).  In addition, the Department of Transportation has identified driver distraction as its top priority in 2010, and new regulatory activity in this area is anticipated.  Each of these regulatory actions may add substantial cost to the design and development of new products, depending on the final rules adopted.

Foreign Requirements.  Canada, the EU, and countries in South America, the Middle East, and Asia Pacific Africa markets also have safety standards and regulations applicable to motor vehicles, and are likely to adopt additional or more stringent requirements in the future.  Recent examples of such legislation for the EU include the adoption and mandatory fitment requirement for the new UN-ECE regulation for tire-pressure monitoring systems ("TPMS"); this regulation differs from the North American regulation in that it addresses both safety and environmental aspects of TPMS.  In addition, the European General Safety Regulation was introduced that replaces existing European Directives with UN-ECE regulations.  These UN-ECE regulations will be required for the European Type Approval process.  Some implementing measures are still under development and expected to be finalized by mid-2010; this includes new definitions for masses and dimensions, and for vehicle categories.  EU regulators also are expected to focus on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting EU-based regulations with minor variations to address local concerns.  The difference between North American and EU-based regulations adds complexity and costs to the development of global platform vehicles; we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance.

ITEM 1. Business (continued)

Global Technical Regulations ("GTRs") developed under the auspices of the United Nations ("UN") continue to have increasing impact on automotive safety activities.  The most recently adopted GTRs on Electronic Stability Control, Head Restraints, and Pedestrian Protection by the UN "World Forum for the Harmonisation of Vehicle Regulations" are now in different stages of national implementation.  While global harmonization is fundamentally supported by the auto industry in order to reduce complexity, national implementation yet may introduce subtle differences into the system.

In the Asia Pacific Africa region, China is expected to focus on parts-marking and anti-theft requirements.  Countries within this region continue to adopt European requirements, with possible local modifications.  Among other measures, Japanese regulators are pursuing accident avoidance measures for vulnerable road users.

South American countries are implementing requirements for features such as airbags, safety belts, and anti-lock braking systems ("ABS") consistent with U.S. and European requirements.  Examples of more stringent safety requirements in South America include the approval in Brazil of more severe impact requirements, the mandatory use of front airbags and ABS, and the introduction of mandatory vehicle tracking and blocking systems.  In Argentina, regulations will address mandatory front airbags and ABS.

Canadian safety legislation and regulations are similar to those in the United States, and the differences that do exist generally have not prevented the production of common product for both markets.  Recent amendments to Canadian standards have incorporated UN-ECE standards as a compliance option, where equivalency exists.

For each of these markets, the possibility of more stringent or different requirements exists, and the cost to comply with new standards may be substantial.

Motor Vehicle Fuel Economy

There are ever-increasing demands from regulators, public interest groups, and consumers for improvements in motor vehicle fuel economy, for a variety of reasons.  These include concerns over U.S. energy security, concerns over GHG emissions, and consumer preferences for more fuel-efficient vehicles.  In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce in upcoming model years.  These cycle plan changes involve both the deployment of various fuel-saving technologies, some of which have been announced publicly, and changes to the overall fleet mix of vehicles we offer, in response to a recent increase in demand for smaller vehicles.  There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily related to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time.

Our ability to comply with a given set of fuel economy standards (including GHG emissions standards, which are functionally equivalent to fuel economy standards), depends on a variety of factors, including:  1) prevailing economic conditions, including fluctuations in fuel prices; 2) the alignment of the standards with actual consumer demand for vehicles; and 3) adequate lead time to make the necessary product changes.  Consumer demand for vehicles tends to fluctuate based on a variety of external factors.  Consumers are more likely to pay for vehicles with fuel-efficient technologies (such as hybrid-electric vehicles) when the economy is robust and fuel prices are relatively high.  When the economy is in recession and/or fuel prices are relatively low, many consumers may put off new vehicle purchases altogether, and among those who do purchase new vehicles, demand for higher-cost technologies is not likely to be strong.  If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden, while regulatory standards require the production of vehicles that are smaller and more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average GHG emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

ITEM 1. Business (continued)

U.S. Requirements – Federal Standards.  Federal law requires that light-duty vehicles meet minimum corporate average fuel economy standards set by NHTSA.  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

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

In December 2007, Congress enacted new energy legislation restructuring the CAFE program and requiring NHTSA to set new CAFE standards beginning with the 2011 model year.  The key features of the bill are as follows:  1) it maintains the current distinction between cars and trucks; 2) it requires NHTSA to set "reformed" CAFE standards for cars along the lines of the reformed truck standards described above; 3) it calls for NHTSA to set car and truck standards such that the combined fleet of cars and trucks in the United States achieves a 35 mile per gallon industry average by model year 2020; 4) it allows manufacturers to trade credits among their CAFE fleets; and 5) it retains CAFE credits for the manufacture of flexible-fuel vehicles, but phases them out by model year 2020.  Domestic passenger cars also are subject to a minimum fleet average of the greater of 27.5 miles per gallon or 92% of NHTSA's projected fleet average fuel economy for domestic and imported passenger cars for that model year.  In 2008, NHTSA issued a Notice of Proposed Rulemaking to establish CAFE standards for the 2011-2015 model years, but the Bush Administration decided not to promulgate a final rule, and it was left to the incoming Obama Administration to establish CAFE standards for these model years.  In March 2009, NHTSA published a final rule setting CAFE standards for the 2011 model year, and indicated that it would address 2012-2016 model year CAFE standards in a separate rulemaking.

Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other GHG emissions on the global climate.  In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act.  This is functionally equivalent to imposing fuel economy standards, because the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed.  The EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate GHG emissions because they did not constitute "air pollutants," and only NHTSA is authorized to regulate fuel economy under the CAFE law.  A number of states, cities, and environmental groups filed for review of the EPA's decision.

The matter was eventually brought before the U.S. Supreme Court, which ruled that GHGs did constitute "air pollutants" subject to regulation by the EPA pursuant to the Clean Air Act.  Upon taking office, the Obama Administration indicated its intention to promulgate rules to control mobile source GHG emissions.  Under the Clean Air Act, EPA must issue a determination that GHGs endanger the public health and welfare in order for EPA to finalize GHG regulations for both mobile and stationary sources.  In December 2009, EPA issued its endangerment finding for GHGs.  In early 2010, several industry groups filed a petition for review of the endangerment finding; nevertheless, EPA is proceeding with rulemaking activity to regulate GHGs.

As described more fully below, the Obama Administration has brokered an agreement in principle for a national program of mobile source CAFE and GHG regulation for light-duty vehicles for the 2012-2016 model years.  Before describing this program, it is necessary to discuss the GHG standards for light-duty vehicles promulgated by California and other states.

To date, fuel economy regulations have applied primarily to light-duty vehicles.  Energy legislation enacted in 2007 directed the National Academy of Sciences ("NAS") to undertake a study of the fuel efficiency of heavy-duty vehicles (vehicles with a gross vehicle weight rating over 8,500 pounds).  Once the NAS study is completed, the law directs NHTSA to develop fuel efficiency regulations for these vehicles.  Such regulations are unlikely to take effect before the 2016 model year.  Separately, the EPA has begun work on the development of GHG standards for heavy-duty vehicles.  The EPA has indicated that it will release a set of proposed rules in 2010, and the GHG standards for heavy-duty vehicles may take effect as early as the 2014 model year.

ITEM 1. Business (continued)

U.S. Requirements – California and Other State Standards.  In July 2002, California enacted Assembly Bill 1493 ("AB 1493"), a law mandating that CARB promulgate GHG standards for light-duty vehicles beginning with model year 2009.  In September 2004, CARB adopted California GHG emissions regulations applicable to 2009-2016 model-year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA.  These regulations imposed standards equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016.

Whenever California adopts new or modified vehicle emissions standards, the state must apply to the EPA for a waiver of preemption of the new or modified standards under Section 209 of the Clean Air Act.  After California's request for a waiver of its AB 1493 standards was initially denied in 2008, the Obama Administration granted the waiver in 2009.  The grant of the waiver is being challenged in federal court by the National Automobile Dealers Association and the U.S. Chamber of Commerce. Under the Clean Air Act, other states may adopt and enforce emissions regulations for which California receives a waiver. The following states have adopted CARB's GHG standards:  New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, Washington, Maryland, New Mexico, and Arizona.  Several other states are known to be considering the adoption of such rules.

The prospect of state-by-state regulation of motor vehicle GHG emissions and fuel economy is very troubling to the automobile industry, which has significant concerns about an unwieldy patchwork of regulations and the likely need to implement product restrictions in some states in order to comply.  Concerns about product restrictions were driven in part by the fact that the AB 1493 standards became increasingly more stringent as time passed, with especially steep increases in some model years.  In 2004, the Alliance and other plaintiffs filed suit in federal district court in California, seeking to overturn the AB 1493 standards on the grounds that they are preempted by the federal CAFE law.  Similar suits were filed in Vermont and Rhode Island challenging those states' adoption of California's AB 1493 rules.  District Courts in California and Vermont ruled that the state GHG rules were not preempted; those decisions were appealed by the auto industry.  The District Court in Rhode Island has not yet issued a ruling.

U.S. Requirements – "One National Standard" for Model Years 2012-2016.  By early 2009, it had become apparent that the United States was headed toward a series of overlapping regulations aimed at motor vehicle fuel economy and GHGs.  NHTSA was already setting federal CAFE standards, EPA was planning to regulate motor vehicle GHG emissions at the federal level, and California and other states were getting set to regulate motor vehicle emissions at the state level if and when a Clean Air Act waiver was granted.  In order to avoid this confusing patchwork of regulations, President Obama announced in May 2009 an agreement in principle among the automobile industry, the federal government, and the state of California concerning motor vehicle GHG emissions and fuel economy regulations.  Under the agreement in principle, California would enforce its GHG standards for the 2009-2011 model years, and defer to a set of federal standards for the 2012-2016 model years.  With respect to the 2009-2011 model years, California agreed to modify its regulations so that:  1) manufacturers would be able to use federal test procedures to determine compliance with California's standards, and 2) compliance would be determined based on the fleet average emissions across all states that have adopted the California standards.  With respect to the 2012-2016 model years, EPA and NHTSA agreed to conduct joint rulemaking to establish GHG standards and fuel economy standards that align with each other.  California agreed to modify its regulations to provide that compliance with the 2012-2016 federal requirements will constitute compliance with the California regulations for California and any states that have adopted California requirements.  Manufacturers also agreed to seek an immediate stay of pending litigation challenging EPA's waiver decision and the right of states to issue motor vehicle GHG standards.  Assuming California and the federal government carry out their obligations under the agreement in principle, manufacturers agreed to dismiss the pending litigation.

Since the May 2009 announcement, various steps have been taken to implement the agreement in principle.  The automobile industry sought and obtained a stay of the federal court litigation in California, Vermont, and Rhode Island, pending the issuance of final rules consistent with the agreement in principle.  The EPA has issued a revised decision granting a Clean Air Act waiver for California's GHG regulations.  The automotive industry has refrained from challenging that decision, although the waiver decision has been challenged by the National Automobile Dealers Association and the U.S. Chamber of Commerce.  CARB has adopted some of the modifications to its regulations that will be required to implement the agreement in principle, with additional modifications expected in 2010.  The EPA and NHTSA have promulgated a joint Notice of Proposed Rulemaking setting forth their proposal for harmonizing GHG and fuel economy standards for the 2012-2016 model years, and interested members of the public, including Ford and the Alliance, have filed comments on the proposed rules.  The rules are expected to be finalized on or before April 1, 2010.

ITEM 1. Business (continued)

The agreement in principle would result in federal GHG and fuel economy standards that are very challenging.  The proposed rules would require new light-duty vehicles to achieve an industry average fuel economy of approximately 35.5 miles per gallon by the 2016 model year.  Assuming the agreement in principle is implemented as envisioned, we believe that we will be able to comply with the California GHG standards for the 2009-2011 period, and the harmonized federal CAFE/GHG standards for the 2012-2016 period, as a result of aggressive actions to improve fuel economy built into our cycle plan.  In contrast, we were projecting that we would be unable to comply with the state GHG standards throughout the 2012-2016 period without undertaking costly product restrictions in some states.  Key differences that enable us to project compliance with the national program include:  1) the national program standards, although very stringent, do not increase as steeply as the state standards they are replacing; and 2) the national program allows us to determine compliance based on nationwide sales rather than state-by-state sales.  The ability to average across the nation eliminates state-to-state sales variability and is a critical element for Ford and the auto industry.

The agreement in principle does not address what will happen in the 2017 model year and beyond.  California has already indicated that it will promulgate a new set of state-level GHG standards that will take effect beginning with the 2017 model year; we expect that a proposed rule will be issued in 2010.  Moreover, there is no commitment that NHTSA and the EPA will continue to harmonize the federal CAFE and GHG standards in 2017 and beyond.  Thus, it is possible that there will be a return to three different and conflicting regimes for regulating fuel economy and GHG emissions in 2017.  Compliance with all three, or even two, of these regimes would at best add enormous complexity to our planning processes, and at worst be virtually impossible.  If any of one these regulatory regimes, or a combination of them, impose and enforce extreme fuel economy or GHG standards, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits.  Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as family-size, luxury, and high-performance cars, utilities, and full-size light trucks, in order to maintain compliance.  These actions might need to occur on a state-by-state basis, in response to the rules adopted by California and other states, or they may need to be taken at the national level if either the CAFE standards or the EPA GHG standards are excessively stringent.  Therefore, we believe that for 2017 and beyond, it is essential to maintain a single national program that regulates motor vehicle GHGs and fuel economy in a harmonized and workable fashion.  We will work toward legislative and regulatory solutions that would establish such a national program on a permanent basis.

In September 2006, California also enacted the Global Warming Solutions Act of 2006 (also known as Assembly Bill 32 ("AB 32")).  This law mandates that statewide GHG emissions be capped at 1990 levels by the year 2020, which would represent a significant reduction from current levels.  It also requires the monitoring and annual reporting of GHG emissions by all "significant" sources, and delegates authority to CARB to develop and implement GHG emissions reduction measures.  AB 32 also provides that, if the AB 1493 standards do not take effect, CARB must implement alternative regulations to control mobile sources of GHG emissions to achieve equivalent or greater reductions than mandated by AB 1493.  Although the full ramifications of AB 32 are not known, CARB has issued proposed rules under AB 32 that would require so-called "cool glazing" for automotive glass.  The glazing requirements are intended to promote lower interior temperatures in vehicles, thereby reducing the air conditioning load and leading to fewer GHG emissions.  The current proposal would require significant expenditures of resources to meet standards that would take effect beginning in the 2012 model year, and increase in stringency for the 2016 model year.  We are evaluating our ability to comply with the proposed standards, and will comment on the proposal along with the rest of the automobile industry.  CARB is expected to finalize its regulations in 2010.

European Requirements.  In December 2008, the EU approved a regulation of passenger car carbon dioxide beginning in 2012 which limits the industry fleet average to a maximum of 130 g/km, using a sliding scale based on vehicle weight.  This regulation provides different targets for each manufacturer based on its respective fleet of vehicles according to vehicle weight and carbon dioxide output.  Limited credits are available for CO2 off-cycle actions ("eco-innovations"), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km.  For manufacturers failing to meet targets, a penalty system will apply with fees ranging from €3 to €95 per each g/km shortfall in the years 2012-18, and €95 for each g/km shortfall for 2019.  Manufacturers would be permitted to use a pooling agreement between wholly-owned brands to share the burden.  Further pooling agreements between different manufacturers are also possible, although it is not clear that they will be of much practical benefit under the regulations.  For 2020, an industry target of 95 g/km has been set.  This target will be further detailed in a review in 2013.

ITEM 1. Business (continued)

In separate legislation, so-called "complementary measures" are expected.  These may include, for example, tire-related requirements and requirements related to gearshift indicators, fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  These proposals are likely to be finalized in 2010.  The Commission has proposed a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in 2014 – 2016), and potentially more stringent long-term targets (proposed to be at 135 g/km in 2020); several EU Members have raised concerns about these targets.  The EU proposal also includes a penalty system, "super-credits" for vehicles below 50 g/km, and limited credits for CO2 off-cycle actions (“eco-innovations”).

Some European countries have implemented or are still considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands among others have introduced taxation based on carbon dioxide emissions.  The EU CO2 requirements are likely to trigger further measures.

Other National Requirements.  Some Asian countries (such as China, Japan, India, South Korea, and Taiwan) also have adopted fuel efficiency or labeling targets.  For example, Japan has fuel efficiency targets for 2015 which are even more stringent than the 2010 targets, with incentives for early adoption.  China implemented second-stage fuel economy targets from 2008, and is working on the third stage for 2012 phase-in.  All of these fuel efficiency targets will impact the cost of technology of our models in the future.

The Canadian federal government announced that vehicle GHG emissions will be regulated under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards will track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for 2012 through 2016 model years.  Several provinces, including British Columbia and Nova Scotia, have publicly announced an intention to impose GHG standards at the provincial level, likely modeled after California's AB 1493 approach.  In December 2009, Quebec enacted province-specific regulations setting fleet average GHG standards for the 2010-2016 model years effective January 14, 2010.  Although the announcement indicated that Quebec's standards are based on the California AB 1493 rules, there are a number of key differences.  The Quebec program appears to define vehicle fleets differently than either the U.S. federal government or California, does not apply attribute-based standards, does not allow for alternative means of compliance (e.g., industry credit for new and advanced technologies), and does not take into account the fact that California has entered into an agreement in principle supporting "One National Program" in the United States for the 2012-2016 model years.  If a manufacturer fails to meet the required fleet average standard, the provincial government has established a formula to determine the level of non-compliance within the fleet and impose a fee.  We are analyzing the new regulations, and anticipate that some level of fees may be imposed under the regulations as written.  Quebec recently indicated, however, that it will publish interpretation guidelines designed to clarify that the definition of vehicle fleets is intended to match California's, which would reduce significantly the potential for incurring fees under the new regulation.  In addition, the provincial government has indicated that it will reevaluate the situation when the Canadian federal regulation is in place and, if the federal requirements are satisfactory, accept federal compliance as compliance with the Quebec requirements.

Chemical Regulation and Substance Restrictions

U.S. Requirements.  Several states are considering moving beyond a substance-by-substance approach to managing substances of concern, and are moving towards adopting green chemistry legislation that give state governments broad regulatory authority to determine, prioritize, and manage toxic substances.  In 2008, California became the first state to enact a broad Green Chemistry Program, which will commence regulations in 2011.  This new law may impose new vehicle end-of-life responsibilities on vehicle manufacturers, and restrict, ban, or require labeling of certain substances.  This broad authority to regulate substances could require changes in product chemistry, and greater complication of fleet mix.  Other states, such as Maine, are considering so-called "product stewardship" bills that would require sellers of products to establish elaborate plans, approved by the state agency, to address life-cycle impacts of each product.  These programs would impose extensive reporting and auditing requirements, along with penalties for non-compliance.  If enacted, compliance with such legislation would be costly and resource-intensive.

ITEM 1. Business (continued)

European Requirements.  The Commission has implemented its regulatory framework for a single system to register, evaluate, and authorize the use of chemicals with a production volume above one ton per year ("REACH").  The rules took effect on June 1, 2007, with a preparatory period through June 1, 2008 followed by a six-month registration phase.  Compliance with the legislation is likely to be administratively burdensome for all entities in the supply chain, and research and development resources may be redirected from "market-driven" to "REACH-driven" activities.  We and our suppliers have registered those chemicals that were identified to fall within this requirement.  The regulation also will accelerate restriction or banning of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.  We are implementing and ensuring compliance within Ford and our suppliers through a common strategy together with the global automotive industry.

The European End-of-Life Vehicle directive and EU Battery directive prohibit the use of the heavy metals lead, cadmium, hexavalent chromium, and mercury with limited exceptions that are regularly scrutinized.  These regulations also include broad manufacturer responsibility for disposing of vehicle parts and substances, including taking vehicles back without charge for disposal and recycling requirements.  This legislation has triggered similar regulatory actions around the globe, including, for example, in China, Korea, and possibly India in the near future.  Other European regulatory developments will ban the use of refrigerants with a "global warming potential" higher than 150 on the European scale (which would include the refrigerant commonly in use) beginning in 2011 in new vehicle models and in 2017 for all new vehicles, which some other governments, such as Japan, have been closely monitoring and are likely to adopt in some form.  This European restriction is expected to lead to a general change in refrigerants for future vehicles worldwide.

Regulations requiring a globally-harmonized system of classification and labeling of chemicals also took effect in January 2009.  This regulation is the implementation of the UN regulation UN-GHS, and should harmonize the classification and labeling of chemicals worldwide with impact of existing storage facilities and labeling.

Pollution Control Costs

During the period 2010 through 2014, we expect to spend approximately $170 million on our North American and European facilities to comply with stationary source air and water pollution and hazardous waste control standards that are now in effect or are scheduled to come into effect during this period.  Of this total, we currently estimate spending approximately $29 million in 2010 and $35 million in 2011.  These amounts exclude projections for Volvo, which is held for sale.  Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated (including entities that we did not control) as of December 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Automotive
Ford North America	74	79
Ford South America	14	15
Ford Europe	66	70
Ford Asia Pacific Africa	15	15
Volvo	21	24
Financial Services
Ford Credit	8	10
Total	198	213

The year-over-year decrease in employment levels primarily reflects our implementation of global personnel-reduction programs.

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

ITEM 1. Business (continued)

We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW").  In 2007, we negotiated with the UAW a transformational agreement, enabling us to improve our competitiveness and establishing a Voluntary Employee Benefit Association ("VEBA") trust ("UAW VEBA Trust") to fund our retiree health care obligations.

In March 2009, Ford-UAW membership ratified modifications to the existing collective bargaining agreement that significantly improved our competitiveness, saving us up to $500 million annually and bringing us near to competitive parity with the U.S. operations of foreign-owned automakers.  The operational changes affected wage and benefit provisions, productivity, job security programs, and capacity actions, allowing us to increase manufacturing efficiency and flexibility.  In addition, modifications to the UAW VEBA Trust allowed for smoothing of payment obligations and provided us the option to satisfy up to approximately 50% of our future payment obligations to the UAW VEBA Trust in Ford Common Stock; see "Liquidity and Capital Resources" in Item 7 and Note 18 of the Notes to the Financial Statements for additional discussion of the UAW VEBA Trust.

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

On November 2, 2009, the UAW announced that a majority of its members employed by Ford had voted against ratification of a tentative agreement that would have further modified the terms of the existing collective bargaining agreement between Ford and the UAW.  These latest modifications were designed to closely match the modified collective bargaining agreements between the UAW and our domestic competitors, General Motors and Chrysler.  Among the proposed modifications was a provision that would have precluded any strike action relating to improvements in wages and benefits during the negotiation of a new collective bargaining agreement upon expiration of the current agreement, and would have subjected disputes regarding improvements in wages and benefits to binding arbitration, to determine competitiveness based on wages and benefits paid by other automotive manufacturers operating in the United States.

Even with recent modifications, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels for the term of the respective agreements, and a degree of employment security, subject to certain conditions.  As a practical matter, these agreements may restrict our ability to close plants and divest businesses during the terms of the agreements.  Our collective bargaining agreement with the UAW expires on September 14, 2011; our collective bargaining agreement with the CAW expires on September 14, 2012.

In 2009, we negotiated new collective bargaining agreements with labor unions in Argentina, Australia, Belgium, Brazil, Britain, France, Germany, Mexico, New Zealand, Russia, Spain and Taiwan.  We began negotiations in Thailand in the fourth quarter of 2009 and expect to complete the negotiations in 2010.

Additionally, in 2010 we are or will be negotiating new collective bargaining agreements with labor unions in Australia, Brazil, France, Germany, Mexico, New Zealand, Russia, South Africa, Spain, Taiwan, Thailand and Venezuela.

ENGINEERING, RESEARCH AND DEVELOPMENT

We engage in engineering, research and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  We also have staffs of scientists who engage in basic research.  We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, England; Gothenburg, Sweden (part of our held-for-sale Volvo operations); and Aachen and Merkenich, Germany.  Most of our engineering, research and development relates to our Automotive sector.  In general, our engineering activities that do not involve basic research or product development, such as manufacturing engineering, are excluded from our engineering, research and development charges discussed below.

We recorded $4.9 billion, $7.3 billion, and $7.5 billion of engineering, research, and development costs that we sponsored during 2009, 2008, and 2007 respectively.  The decreased costs in 2009 compared with 2008 primarily reflect efficiencies in our global product development, manufacturing, and related processes, favorable currency exchange, and the non-recurrence of costs related to our former Jaguar Land Rover operations.  Research and development costs sponsored by third parties during 2009 were not material.

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recession, geo-political events, or other factors.  The global automotive industry is estimated to have shrunk to 64.3 million units in 2009, a year-over-year decline of about 4 million units.  Beginning in the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on Ford and the automotive industry generally.  These economic conditions dramatically reduced industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world.  In the United States, industry sales volume declined from 16.5 million units in 2007, to 13.5 million units in 2008, to 10.6 million units in 2009.  For the 19 markets we track in Europe, industry sales volume declined from 18 million units in 2007, to 16.6 million units in 2008, to 15.8 million units in 2009.  In the United States and especially in Europe, 2009 industry sales volume benefited from government incentive programs that have expired or are expiring, and could lower demand temporarily.  Our current planning assumptions for 2010 industry sales volume in the United States and for the 19 markets we track in Europe (which take into account our estimate of the impact of the 2009 government incentive programs) are a range of 11.5 million units to 12.5 million units in the United States and 13.5 million units to 14.5 million units in Europe.

Because we, like other manufacturers, have a high proportion of fixed costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability.  If industry vehicle sales were to decline to levels significantly below our planning assumptions, particularly in the United States or Europe, due to financial crisis, deepening recession, geo-political events, or other factors, our financial condition and results of operations would be substantially adversely affected.  For discussion of economic trends, see the "Overview" section of Item 7.

Decline in market share.  Between 1995 and 2008, our full-year U.S. market share declined each year.  Recently, our full-year U.S. market share declined from 18% in 2004 to 14.2% in 2008.  Market share declines and resulting volume reductions in any of our major markets would have an adverse impact on our financial condition and results of operations.  We are working through our One Ford plan to stabilize market share and reduce capacity over time, and increased full-year U.S. market share during 2009 to 15.3%, but we cannot guarantee that our efforts will be successful in the long term.  Decline in our market share could have a substantial adverse effect on our financial condition and results of operations.

Lower-than-anticipated market acceptance of new or existing products.  Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside of our control affect the success of new or existing products in the marketplace.  Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks.  For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability.

An increase in or acceleration of market shift beyond our current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States.  Trucks and medium- and large-sized utilities historically have represented some of our most profitable vehicle segments, and the segments in which we have had our highest market share.  In recent years, the general shift in consumer preferences away from medium- and large-sized utilities and trucks adversely affected our overall market share and profitability.  A continuation or acceleration of this general shift in consumer preferences – or a similar shift in consumer preferences away from other more profitable vehicle sales – that is greater than our current planning assumption, whether because of fuel prices, declines in the construction industry, governmental actions or incentives, or other reasons, could have a substantial adverse effect on our financial condition and results of operations.

ITEM 1A. Risk Factors (continued)

A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability.  A return to elevated gas prices, as well as the potential for volatility in gas prices or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more profitable large and luxury car and truck models, and could increase demand for relatively less profitable small cars and trucks.  Continuation or acceleration of such a trend, as well as volatility in demand for these segments, could have a substantial adverse effect on our financial condition and results of operations.

Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors.  The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand.  According to CSM Worldwide's January 2010 report, the global automotive industry is estimated to have had excess capacity of 29 million units in 2009.  Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives.  As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives or other cost increases, or the impact of adverse currency fluctuations in either the U.S. or European markets.  While we and our domestic competitors have initiated plans to reduce capacity significantly, successful reductions may require further cooperation of organized labor, take several years to complete, or only partially address the industry's overcapacity problems, particularly in light of recent, dramatic decreases in industry sales volume.  A continuation or increase in excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor.  Prior to the government-funded bankruptcy of our domestic competitors General Motors and Chrysler, each of the domestic automakers had substantial "legacy" costs (principally related to employee benefits), as well as a substantial amount of debt.  These conditions historically had put each of us at a competitive disadvantage to foreign competitors who began manufacturing in the United States more recently.  The government-funded bankruptcy of our domestic competitors has allowed them to eliminate or substantially reduce contractual obligations, including significant amounts of debt, and avoid liabilities.  The elimination or reduction of these obligations (including restructuring brands and dealer networks), combined with access to low-cost government funding, could have an adverse effect on our competitive position and results of operations.

A prolonged disruption of the debt and securitization markets.  Government-sponsored securitization funding programs (e.g., the U.S. Federal Reserve's Commercial Paper Funding Facility and Term Asset-Backed Securities Loan Facility) intended to improve conditions in the credit markets are scheduled to expire in 2010.  If, due to the expiration of such programs or otherwise, there is a prolonged disruption of the debt and securitization markets, Ford Credit would consider further reducing the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.  To the extent Ford Credit's ability to provide wholesale financing to our dealers or retail financing to those dealers' customers is limited, Ford's ability to sell vehicles would be adversely affected.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates.  As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates.  These risks affect our Automotive and Financial Services sectors.  We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our business.  Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged.  In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable.  Further, our ability to obtain derivatives to manage financial market risk continues to be constrained.  As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices or interest rates could have a substantial adverse effect on our financial condition and results of operations.  See Item 7A for additional discussion of currency, commodity price and interest rate risks.

Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production disruptions.  Our industry is highly interdependent, with broad overlap of supplier and dealer networks among manufacturers, such that the uncontrolled bankruptcy or insolvency of a major competitor or major suppliers could threaten our supplier or dealer network and thus pose a threat to us as well.  Even in the absence of such an event, our supply base has experienced increased economic distress due to the sudden and substantial drop in industry sales volumes that has affected all manufacturers.  Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage.

ITEM 1A. Risk Factors (continued)

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

Labor or other constraints on our ability to restructure our business.  Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  We negotiated a new agreement with the UAW in 2007 and with the CAW in 2008, which expire in September 2011 and September 2012, respectively.  Although these transformational agreements were amended during 2009 to bring us much of the way to parity with our competitors, the agreements still provide for guaranteed wage and benefit levels throughout their terms and a degree of employment security, subject to certain conditions.  As a practical matter, these agreements restrict our ability to close plants and divest businesses during the terms of the agreements.  These and other provisions within the UAW and CAW agreements may impede our ability to restructure our business successfully to compete more effectively in today's global marketplace.  Additionally, the rejection by Ford-UAW membership of further modifications to the agreement in late 2009 may put us at a disadvantage to our domestic competitors during the next round of labor negotiations; see "Employment Data" in "Item 1. Business" ("Item 1") for additional discussion.

Work stoppages at Ford or supplier facilities or other interruptions of production.  A work stoppage or other interruption of production could occur at Ford or supplier facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons.  For example, many suppliers are experiencing financial distress due to decreasing production volume and increasing prices for raw materials, jeopardizing their ability to produce parts for us.  A work stoppage or interruption of production at Ford or supplier facilities due to labor disputes, shortages of supplies, or any other reason (including but not limited to tight credit markets or other financial distress, natural or man-made disasters, or production difficulties) could substantially adversely affect our financial condition and results of operations.

Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition.  We have two principal qualified defined benefit retirement plans in the United States.  The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits for retired employees, primarily health care and life insurance benefits.  See Note 18 of the Notes to the Financial Statements for more information about these plans, including funded status.  These benefit plans impose significant liabilities on us which are not fully funded and will require additional cash contributions by us, which could impair our liquidity.

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

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns).  The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present values of projected future payments to all participants.  We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates).  To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations.  For additional discussion of our assumptions, see the "Critical Accounting Estimates" discussion in Item 7, and Note 18 of the Notes to Financial Statements.

Restriction on use of tax attributes from tax law "ownership change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits ("Tax Attributes").  At December 31, 2009, we had Tax Attributes that would offset $17 billion of taxable income (representing about $6 billion of our $17.5 billion in deferred tax assets subject to valuation allowance).  An ownership change occurs if 5 percent shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period.  Restructuring actions we took in 2009, including our exchange of Ford stock for convertible debt and our public issuance of additional Ford stock, contributed significantly to the collective increase in ownership by 5 percent shareholders.  At present, 5 percent shareholders may have collectively increased their ownership in Ford by more than 30 percentage points.  In September 2009, we implemented a tax benefit preservation plan (the "Plan") to reduce the risk of an ownership change under Section 382.  Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of Ford's outstanding Common Stock could be subject to significant dilution.

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

Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions.  The worldwide automotive industry is governed by a substantial amount of governmental regulation, which often differs by state, region, and country.  Governmental regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence.  In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing their balance of payments.  In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce, thereby reducing their GHG emissions.  There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time.  The cost to comply with existing governmental regulations is substantial, and future, additional regulations (already enacted, adopted or proposed) could have a substantial adverse impact on our financial condition and results of operations.  For more discussion of the impact of such standards on our global business, see the "Governmental Standards" discussion in Item 1 above.

ITEM 1A. Risk Factors (continued)

Unusual or significant litigation or governmental investigations arising out of alleged defects in our products, perceived environmental impacts, or otherwise.  We spend substantial resources ensuring compliance with governmental safety regulations, mobile and stationary source emissions regulations, and other standards.  Compliance with governmental standards, however, does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk.  For example, the preemptive effect of the Federal Motor Vehicle Safety Standards is often a contested issue in litigation, and some courts have permitted liability findings even where our vehicles comply with federal law and/or other applicable law.  Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources, and may cause significant reputational harm.

A change in our requirements for parts or materials where we have long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts).  We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles.  If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract.  We also have entered into a small number of long-term supply contracts for raw materials (for example, precious metals used in catalytic converters) that require us to purchase a fixed percentage of mine output.  If our need for any of these raw materials were to lessen, or if a supplier's output of materials were to increase, we could be required to purchase more materials than we need.

Adverse effects on our results from a decrease in or cessation of government incentives related to capital investments.  We receive economic benefits from national, state, and local governments related to investments we make around the world.  These benefits generally take the form of tax incentives, property tax abatements, infrastructure development, subsidized training programs, and/or other operational grants and incentives, and the amounts may be significant.  A decrease in, expiration without renewal of, or other cessation of such benefits could have a substantial adverse impact on our financial condition and results of operations, as well as our ability to fund new investments.

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

Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt).  As a result of our 2006 and 2009 financing actions and our other debt, we are a highly leveraged company.  Our significant Automotive debt service obligations could have important consequences, including the following:  our high level of indebtedness could make it difficult for us to satisfy our obligations with respect to our outstanding indebtedness; our ability to obtain additional financing for working capital, capital expenditures, acquisitions, if any, or general corporate purposes may be impaired; we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which may reduce the funds available to us for operations and other purposes below the levels of our competitors that have lower interest costs; and our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.  In addition, if we are unable to meet certain covenants of our secured credit facility established in December 2006 ("Credit Agreement") (e.g., if the borrowing base value of assets pledged does not exceed outstanding borrowings), we may be required to repay borrowings under the facility prior to their maturity.

ITEM 1A. Risk Factors (continued)

If our cash flow is worse than expected due to worsening of the economic recession, work stoppages, supply base disruptions, increased pension contributions, or other reasons, or if we are unable to find additional liquidity sources for these purposes, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, reduce or delay capital investments, or seek to raise additional capital.  We may not be able to implement one or more of these alternatives on terms acceptable to us, or at all.  The terms of our existing or future debt agreements may restrict us from pursuing some of these alternatives.  Should our cash flow be worse than anticipated or we fail to achieve any of these alternatives, this could materially adversely affect our ability to repay our indebtedness and otherwise have a substantial adverse effect on our financial condition and results of operations.  For further information on our liquidity and capital resources, including our Credit Agreement, see the discussion in Item 7 under the captions "Liquidity and Capital Resources" and "Overview," and in Note 19 of the Notes to the Financial Statements.

Failure of financial institutions to fulfill commitments under committed credit facilities.  As discussed in "Liquidity and Capital Resources" within Item 7, when we drew the full amount of the revolving credit facility under our Credit Agreement  in February 2009, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI") was not fully funded as a result of LCPI having filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2008.  As permitted under our Credit Agreement, to the extent we repay amounts under our revolving credit facility, we can re-borrow those amounts until the facility terminates.  If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition.  For discussion of our Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 19 of the Notes to the Financial Statements.

Inability of Ford Credit to obtain competitive funding.  Other institutions that provide automotive financing to certain of our competitors have access to relatively low-cost government-insured or other funding.  For example, financial institutions with bank holding company status may have access to other lower cost sources of funding.  Access by our competitors' dealers and customers to financing provided by financial institutions with relatively low-cost funding that is not available to Ford Credit could adversely affect Ford Credit's ability to support the sale of Ford vehicles at competitive cost and rates.  This in turn would adversely affect the marketability of Ford vehicles in comparison to certain competitive brands.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors.  The lower credit ratings assigned to Ford Credit over the past several years have increased its unsecured borrowing costs and have caused its access to the unsecured debt markets to be more restricted.  In response, Ford Credit has increased its use of securitization and other sources of liquidity.  Ford Credit’s ability to obtain funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk.  Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may need to reduce the amount of receivables it purchases or originates.  In addition, Ford Credit would need to reduce the amount of receivables it purchases or originates if there were a significant decline in the demand for the types of securities it offers or Ford Credit was unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Higher-than-expected credit losses.  Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms.  Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit's business.  The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations.  For additional discussion regarding credit losses, see the "Critical Accounting Estimates" disclosures in Item 7.

ITEM 1A. Risk Factors (continued)

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

Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles.  Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes of the vehicles it leases.  Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction.  Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and the quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles.  Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions.  All of these factors, alone or in combination, have the potential to adversely affect Ford Credit's profitability.  For additional discussion of residual values, see the "Critical Accounting Estimates" disclosures in Item 7.

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

Inability to implement our One Ford plan.  As discussed in the "Overview" section in Item 7, we are taking actions to execute the four priorities of our One Ford plan and address the impact of current economic conditions, including the deteriorated credit market and automotive sales.  To the extent that we are unable to implement necessary actions to execute our plan, our financial condition and results of operations would be substantially adversely affected.

ITEM 1B.  Unresolved Staff Comments

None to report.

ITEM 2. Properties

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and engineering centers.

We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness or other obligations.  Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants.  About half of our distribution centers are leased (we own approximately 53% of the total square footage and lease the balance).  A substantial amount of our warehousing is provided by third-party providers under service contracts.  Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below.  All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space.  Substantially all of our sales offices are leased space.  Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.  Many of the facilities, as well as most of the machinery and equipment, that we own and operate in the United States have been pledged to secure our obligations under the Credit Agreement.  For discussion of the Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 19 of the Notes to the Financial Statements.

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

The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments as of December 31, 2009 are shown in the table below:

Segment	Plants		Distribution Centers/Warehouses	Engineering, Research/Development		Sales Offices
Ford North America	40	(a)	31	53	(b)	58
Ford South America (b)	7		7	3		9
Ford Europe	20		8	5		19
Volvo	8		11	2		37	(b)
Ford Asia Pacific Africa	12		2	2		13
Total	87		59	65		136
__________
(a)
We have announced plans to close a number of North American facilities as part of our restructuring actions; facilities that have been closed to date are not included in the table.  The table includes five facilities operated by Automotive Components Holdings, LLC ("ACH"), which is controlled by us.  We have been working to sell or close the majority of the 15 ACH component manufacturing plants; to date, we have sold five ACH plants and closed another five.  We plan to close a sixth plant in 2011.  We are exploring our options for the remaining ACH plants (Milan, Sheldon Road, Saline and Sandusky), and intend to transition these businesses to the supply base as soon as practicable.

(b)	Increase compared with prior year reflects redefinition of site locations and improved data tracking, not increase in physical property.

ITEM 2. Properties (continued)

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector.  The new accounting standard related to the consolidation of variable interest entities is effective for us as of January 1, 2010, and will result in the deconsolidation of many of our consolidated joint ventures.  As of December 31, 2009, the significant consolidated joint ventures and the number of plants they own are as follows:

•
AutoAlliance International, Inc. ("AAI") — a 50/50 joint venture with Mazda (of which we own approximately 11%), which operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan.  AAI currently produces the Mazda6 and Ford Mustang models.  Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•
First Aquitaine Industries SAS ("First Aquitaine") — operates a transmission plant in Bordeaux, France which manufactures automatic transmissions for Ford Explorer, Ranger, and Mustang vehicles.  During the second quarter of 2009, we transferred legal ownership of First Aquitaine to HZ Holding France.  We also entered into a volume-dependent pricing agreement with the new owner to purchase transmissions through the end of the product cycle.

•
Ford Otosan — a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is a major supplier of the Ford Transit Connect vehicle and our sole distributor of Ford vehicles in Turkey.  In addition, Ford Otosan makes the Ford Transit series and the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license.  This joint venture owns and operates two plants, a parts distribution depot, and a Product Development Center in Turkey.

•
Getrag Ford Transmissions GmbH ("Getrag Ford") — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations, including plants, from Halewood, England; Cologne, Germany; and Bordeaux, France.  In 2004, Volvo Car Corporation ("Volvo Cars") transferred its manual transmission business from its Köping, Sweden plant to Getrag Ford.  In 2008, we added the Kechnec plant in Slovakia.  Getrag Ford produces manual transmissions for Ford Europe and Volvo.  We currently supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture.  Our employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture.  In the event of surplus labor at the joint venture, our employees assigned to Getrag Ford may return to Ford.  Employees hired in the future to work in these operations will be employed directly by Getrag Ford.  Getrag Ford reimburses us for the full cost of the hourly and salaried labor we supply.  This joint venture operates four plants.

•
Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH (60% partner) and Volvo Cars (40% partner).  In January 2004, Volvo Cars transferred to this joint venture its All Wheel Drive business and its plant in Köping, Sweden.  The joint venture produces all-wheel drive components.  As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford.  The hourly and salaried employees at the plant have become employees of the joint venture.

•
Tekfor Cologne GmbH ("Tekfor") — a 50/50 joint venture of Ford-Werke GmbH ("Ford-Werke") and Neumayer Tekfor Holding GmbH, a German company, to which joint venture Ford-Werke transferred the operations of the Ford forge in Cologne.  The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  Those Ford employees who worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to Tekfor by us and remain our employees.  In the event of surplus labor at the joint venture, Ford employees assigned to Tekfor may return to Ford.  New workers at the joint venture will be hired as employees of the joint venture.  Tekfor reimburses us for the full cost of our employees assigned to the joint venture.  This joint venture operates one plant.

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

ITEM 2. Properties (continued)

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Cong Diesel Limited Company (25% partner).  Ford Vietnam Limited assembles and distributes several Ford vehicles in Vietnam, including Escape, Everest, Focus, Mondeo, Ranger and Transit models.  This joint venture operates one plant.

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

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are:

•
AutoAlliance (Thailand) Co. Ltd. ("AAT") — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda's (5%), which owns and operates a manufacturing plant in Rayong, Thailand.  AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.  AAT has announced plans to build a new, highly flexible passenger car plant that will utilize state-of-the-art manufacturing technologies and will produce both Ford and Mazda badged small cars beginning in 2010.

•
Blue Diamond Truck, S. de R.L. de C.V. ("Blue Diamond Truck") — a joint venture between Ford (25% partner) and Navistar International Corporation (formerly known as International Truck and Engine Corporation) (75% partner) ("Navistar").  Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution.  Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in the United States and Canada and Navistar trucks that are sold in Mexico.

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

•
Changan Ford Mazda Automobile Corporation, Ltd. ("CFMA") — a joint venture among Ford (35% partner), Mazda (15% partner), and the Chongqing Changan Automobile Co., Ltd. ("Changan") (50% partner).  Through its facility in the Chinese cities of Chongqing and Nanjing, CFMA produces and distributes in China the Ford Mondeo, Focus, S-MAX and Fiesta, the Mazda2, the Mazda3, the Volvo S40 and the Volvo S80.

•
Changan Ford Mazda Engine Company, Ltd. ("CFME") — a joint venture among Ford (25% partner), Mazda (25% partner), and the Chongqing Changan Automobile Co., Ltd (50% partner).  CFME is located in Nanjing, and produces the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded vehicles manufactured in China.

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

ITEM 3. Legal Proceedings

Various legal actions, governmental investigations, proceedings, and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including but not limited to those arising out of alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy or other matters; government incentives related to capital investments; tax matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the foregoing matters involve or may involve claims for compensatory, punitive, or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief that, if granted, would require very large expenditures.  We regularly evaluate the expected outcome of product liability litigation and other legal proceedings.  We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends.  We also have accrued expenses for other legal proceedings where losses are deemed probable and reasonably estimable.  These accruals are reflected in our financial statements.

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

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles over the years.  We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

The extent of our financial exposure to asbestos litigation remains very difficult to estimate.  The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum.  The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred.  Many of these cases also involve multiple plaintiffs, and we often are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants).  Annual payout and defense costs may become substantial in the future.

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

ITEM 3. Legal Proceedings (continued)

Edison Assembly Plant Concrete Disposal.  During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab.  The concrete was crushed and reused by several developers as fill material at ten different off-site locations.  The New Jersey Department of Environmental Protection ("DEP") asserts that some of these locations may not have been authorized to receive the waste.  In March 2006, the DEP ordered Ford, its supplier MIG-Alberici, Inc., and the developer Edgewood Properties, Inc., to investigate, and, if appropriate, remove contaminated materials.  We have substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns.  We resolved the matter with DEP through an administrative consent order ("Order"), pursuant to which we paid approximately $460,000 for oversight costs, penalties, and environmental education projects and donated emissions reduction credits to the State of New Jersey.  After reviewing comments submitted by Edgewood, the DEP finalized the Order in February 2009.  Edgewood has appealed the issuance of the Order to the Appellate Division of the New Jersey Superior Court.  The New Jersey Attorney General's office has closed its investigation of us.

Sterling Axle Plant.  The Michigan Department of Environmental Quality ("MDEQ") issued four Letters of Violation to the Sterling Axle Plant between April 17, 2008 and October 7, 2008 related to our self-report of several potential violations of air permits at this location.  We promptly took steps to correct and prevent recurrence of the potential violations.  We agreed with the MDEQ in 2009 to resolve the enforcement proceeding through a civil administrative settlement, which included a $129,920 penalty.  In 2009, we learned that the U.S. Environmental Protection Agency and the U.S. Department of Justice had opened a criminal investigation into the potential violations.  We are cooperating fully in the investigation, including disclosing additional potential violations that were discovered since the initial enforcement action.

Dearborn Research and Engineering Center.  In August 2009, our Dearborn Research and Engineering Center ("R&E Center") received a notice of violation from the MDEQ alleging that the R&E Center exceeded fuel usage limitations at its engine test facility, and did not properly certify compliance with its air permit.  MDEQ has commenced an administrative enforcement proceeding.  We are working with MDEQ to resolve this matter, and have taken appropriate actions to address any violations.

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

Canadian Export Antitrust Class Actions.  Eighty-three purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants, including us.  The federal and state complaints allege, among other things, that vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  The complaints seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws.  The federal court actions were consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine and have been dismissed.  Cases remain pending in state courts in Arizona, California, Florida, Minnesota, New Mexico, Tennessee and Wisconsin.  A statewide class has been certified in the California case; proceedings in the other state cases had been stayed pending resolution of the consolidated federal court action.

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

Apartheid Litigation. Along with several other prominent multinational companies, we are a defendant in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa's apartheid regime.  The lawsuits allege that, by doing business in South Africa, the defendant companies aided and abetted the apartheid regime and its human rights violations.  These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated "multidistrict litigation" in the U.S. District Court for the Southern District of New York.  The District Court dismissed these cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings.  Amended complaints were filed during 2008; motions to dismiss have been granted in part and denied in part, and the defendants’ appeal to the U.S. Court of Appeals is pending.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not required.

ITEM 4A. Executive Officers of Ford

Our executive officers and their positions and ages at February 1, 2010 are as follows:

Name	Position	Present Position Held Since	Age

William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	52

Alan Mulally (b)	President and Chief Executive Officer	September 2006	64

Michael E. Bannister	Executive Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Company	October 2007	60

Lewis W. K. Booth	Executive Vice President and Chief Financial Officer	November 2008	61

Mark Fields	Executive Vice President – President, The Americas	October 2005	49

John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs and Chairman, Ford Europe	November 2008	59

Tony Brown	Group Vice President – Purchasing	April 2008	53

Susan M. Cischke	Group Vice President – Sustainability, Environment and Safety Engineering	April 2008	55

James D. Farley	Group Vice President – Sales, Global Marketing and Canada, Mexico & South America Operations	November 2007	47

Felicia Fields	Group Vice President – Human Resources and Corporate Services	April 2008	44

Bennie Fowler	Group Vice President – Quality	April 2008	53

Joseph R. Hinrichs	Group Vice President – President, Asia Pacific and Africa	December 2009	43

Derrick M. Kuzak	Group Vice President – Global Product Development	December 2006	58

David G. Leitch	Group Vice President and General Counsel	April 2005	49

J C. Mays	Group Vice President and Chief Creative Officer – Design	August 2003	55

Ziad S. Ojakli	Group Vice President – Government and Community Relations	January 2004	42

Nick Smither	Group Vice President – Information Technology	April 2008	51

Bob Shanks	Vice President and Controller	September 2009	57
__________
(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Sustainability Committee of the Board of Directors.
(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

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

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2008 and 2009:

	2008				2009
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$6.94	$8.79	$6.33	$5.47	$2.99	$6.54	$8.86	$10.37
Low	4.95	4.46	4.17	1.01	1.50	2.40	5.24	6.61
Dividends per share of Ford Common and Class B Stock (b)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
__________
(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

(b)
On December 15, 2006, we entered into a secured credit facility which contains a covenant prohibiting us from paying dividends (other than dividends payable solely in stock) on our Common and Class B Stock, subject to certain limited exceptions.  As a result, it is unlikely that we will pay any dividends in the foreseeable future.  See Note 19 of the Notes to the Financial Statements for more information regarding the secured credit facility and related covenants.

As of February 12, 2010, stockholders of record of Ford included 165,026 holders of Common Stock (which number does not include 270 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 86 holders of Class B Stock.

During the fourth quarter of 2009, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Oct. 1, 2009 through Oct. 31, 2009	—	$—	—	—
Nov. 1, 2009 through Nov. 30, 2009	—	—	—	—
Dec. 1, 2009 through Dec. 31, 2009	22,271	10.00	—	—
Total/Average	22,271	10.00	—	—
__________
(a)
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

(b)	No publicly announced repurchase program in place.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts).

	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$118,308	$145,114	$170,572	$158,233	$174,365

Income/(Loss) before income taxes	$3,026	$(14,498)	$(3,857)	$(15,079)	$1,054
Provision for/(Benefit from) income taxes	69	63	(1,333)	(2,656)	(855)
Income/(Loss) from continuing operations	2,957	(14,561)	(2,524)	(12,423)	1,909
Income/(Loss) from discontinued operations	5	9	41	16	62
Income/(Loss) before cumulative effects of changes in accounting principles	2,962	(14,552)	(2,483)	(12,407)	1,971
Cumulative effects of changes in accounting principles	—	—	—	—	(251)
Net income/(loss)	2,962	(14,552)	(2,483)	(12,407)	1,720
Less: Income/(Loss) attributable to noncontrolling interests	245	214	312	210	280
Net income/(loss) attributable to Ford Motor Company	$2,717	$(14,766)	$(2,795)	$(12,617)	$1,440

Automotive Sector
Sales	$105,893	$129,165	$154,379	$143,249	$153,413
Operating income/(loss)	(2,706)	(9,293)	(4,268)	(17,946)	(4,211)
Income/(Loss) before income taxes	1,212	(11,917)	(5,081)	(17,045)	(3,899)

Financial Services Sector
Revenues	$12,415	$15,949	$16,193	$14,984	$20,952
Income/(Loss) before income taxes	1,814	(2,581)	1,224	1,966	4,953

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$0.91	$(6.50)	$(1.43)	$(6.73)	$0.88
Income/(Loss) from discontinued operations	—	—	0.02	0.01	0.04
Cumulative effects of change in accounting principles	—	—	—	—	(0.14)
Net income/(loss)	$0.91	$(6.50)	$(1.41)	$(6.72)	$0.78
Diluted:
Income/(Loss) from continuing operations	$0.86	$(6.50)	$(1.43)	$(6.73)	$0.86
Income/(Loss) from discontinued operations	—	—	0.02	0.01	0.03
Cumulative effects of change in accounting principles	—	—	—	—	(0.12)
Net income/(loss)	$0.86	$(6.50)	$(1.41)	$(6.72)	$0.77
Cash dividends	$—	$—	$—	$0.25	$0.40

Common Stock price range (NYSE Composite Interday)
High	$10.37	$8.79	$9.70	$9.48	$14.75
Low	1.50	1.01	6.65	6.06	7.57
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	2,992	2,273	1,979	1,879	1,846

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$82,002	$73,815	$118,455	$122,597	$113,825
Financial Services sector	119,112	151,667	169,261	169,691	162,194
Intersector elimination	(3,224)	(2,535)	(2,023)	(1,467)	(83)
Total assets	$197,890	$222,947	$285,693	$290,821	$275,936

Debt
Automotive sector	$34,416	$24,227	$25,185	$27,913	$17,848
Financial Services sector	98,671	128,842	141,833	142,036	135,400
Intersector elimination *	(646)	(492)	—	—	—
Total debt	$132,441	$152,577	$167,018	$169,949	$153,248

Total Equity/(Deficit)	$(6,515)	$(14,527)	$8,783	$(461)	$14,565
__________
*  Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 of the Notes to the Financial Statements for additional detail.

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

Key Economic Factors and Trends Affecting the Automotive Industry

Global Economic and Financial Market Crisis.  Beginning in 2008, the global economy entered a period of very weak economic growth, led by the recession in the United States and followed by declines in other major markets around the world.  The financial market crisis set off a series of events that generated conditions more severe than those experienced in several decades.  The characteristics of the financial crisis were unique, in part due to the complex structure of housing-related securities that were at the epicenter of the financial market turmoil.  A steep housing correction, especially in the U.S. and U.K. markets, along with downward valuations of mortgage-backed and related securities, combined to foster a crisis in confidence.  Although several other factors contributed to current economic and financial conditions, the influence of these financial developments was very prominent.  The interrelationships among financial markets worldwide ultimately resulted in a synchronous global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

While the economic outlook is improving, it is rebounding from a very low base and with a range of possible outcomes due to the uncertain financial market environment and dependence upon ongoing policy responses.  The consumer and commercial sectors of the global economy appear to be improving, although recovery remains fragile due to continuing tightness in the credit markets, weak labor markets in many countries, and uncertainty regarding the timing and magnitude by which governments and central banks will remove stimulus programs.  Although the housing market is stabilizing in the worst hit markets, such as the United States, the United Kingdom, and Spain, challenges remain associated with rising foreclosure rates and excess housing stocks.

In 2009, global industry vehicle sales volume is estimated to have declined to about 64.3 million units, down about 4 million units or 6% from 2008 levels.  Global industry sales volume is projected to increase from the depressed 2009 levels, to a range of 65 million units to 75 million units for 2010.

Excess Capacity.  According to CSM Worldwide, an automotive research firm, in 2009 the estimated automotive industry global production capacity for light vehicles (about 86 million units) exceeded global production by about 29 million units.  In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 96% and 37%, respectively, with North America in particular driven up from recent rates of around 43% due to the industry conditions in that market last year.  According to production capacity data projected by CSM Worldwide, global excess capacity conditions could continue for several years at an average of 21 million units per year during the 2010-2014 period.

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

Consumer Spending and Credit.  Limited ability to increase vehicle prices has been offset in recent years, at least in part, by the long-term trend toward purchase of higher-end, more expensive vehicles and/or vehicles with more features.  The current retrenchment in consumer spending is likely to dampen that trend in the near-term.  Over the long term, spending on new vehicles is expected to resume its correlation with growth in per capita incomes.  Emerging markets also will contribute an increasing share of global industry sales volume and revenue, as growth in wholesales (i.e., volume) will be greatest in emerging markets in the next decade.  We believe, however, the mature automotive markets (e.g., North America, Western Europe, and Japan) will retain the largest share of global revenue over the coming decade.

Commodity and Energy Price Increases.  Commodity prices have resumed upward movement since early 2009.  Despite weak demand conditions, oil prices increased from around $40 per barrel in January to $80 per barrel in December of 2009.  With the global economic outlook improving and financial investment returning to commodity and oil markets, we expect commodity and oil prices to continue trending upward with potentially higher volatility.  Higher fuel prices, combined with efforts to achieve environmental policy objectives, are likely to continue to generate demand for more fuel-efficient vehicles.

Currency Exchange Rate Volatility.  The ongoing deleveraging in financial markets has generated significant volatility in currencies as well.  Recently, the U.S. dollar has gained some ground against the British pound and euro.

Other Economic Factors.  The eventual implications of significant fiscal stimulus, including higher government deficits generating potentially higher long-term interest rates, could drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits may also impede real GDP growth and, therefore, vehicle sales over our planning period.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Strategies

We continue to monitor incipient signs of economic recovery following the recent global economic crisis that caused such a sudden and substantial decline in global automotive industry sales volume, and we remain firm in our belief that our continued focus on executing the four pillars of our plan is the right strategy to achieve our objectives.

•	Aggressively restructure to operate profitably at the current demand and changing model mix;
•	Accelerate development of new products our customers want and value;
•	Finance our plan and improve our balance sheet; and
•	Work together effectively as one team, leveraging our global assets.

Despite the external economic environment, we have made significant progress in transforming our business:

Aggressively Restructure to Operate Profitably

Manufacturing.  Our U.S. manufacturing presence includes 10 vehicle assembly plants and 23 powertrain, stamping, and components plants.  We have converted one North American assembly plant, and are converting two additional assembly plants, from production of large utilities and trucks to small car production to support what we believe is a permanent shift in consumer preferences to smaller, more fuel-efficient vehicles.  In addition, nearly all of our U.S. assembly plants will have flexible body shops by 2012 to enable quick response to changing consumer demands, and nearly half of our transmission and engine plants will be flexible, capable of manufacturing various combinations of transmission and engine families.  We have announced plans in North America to close three Ford plants and one ACH plant in the 2010 – 2011 period, as well as consolidating Wayne Assembly Plant into the Michigan Assembly Plant as part of our plan to expand North American production capacity for smaller, more fuel-efficient vehicles.  We are exploring our options for our remaining ACH plants, and intend to transition these businesses to the supply base as soon as practicable.

Suppliers.  We continue to work to strengthen our supply base in the United States, which represents 80% of our North American purchases.  As part of this process, we have been reducing the total number of production suppliers eligible for new product sourcing from 3,300 in 2004 to about 1,600 suppliers in 2009 and 1,500 suppliers in 2010.  To date, we have identified specific plans that will take us to about 850 suppliers in the near- to mid-term, with a further reduction to about 750 suppliers targeted.  We believe that our efforts at consolidation will result in more business for our major suppliers, which is increasingly important with the decline in industry sales volume.  In addition, our move to global vehicle platforms should increase our ability to source to common suppliers for the total global volume of vehicle components, so that a smaller number of suppliers will receive a greater volume of the purchases we make to support our global vehicle platforms.

Dealers.  Our dealers are a source of strength in North America and around the world, especially in rural areas and small towns where they represent the face of Ford.  At our current and expected future U.S. market share, however, we have too many dealers, particularly in metropolitan areas, which makes it difficult to sustain a healthy and profitable dealer base.  To address this overcapacity, we are working with our dealers in efforts to downsize, consolidate and restructure our Ford, Lincoln, and Mercury network in our largest 130 metropolitan market areas in the United States to provide targeted average-year sales for Ford dealers of around 1,500 units and for Lincoln Mercury dealers of around 600 units.  This should result in sustainable dealer profits.  As part of these efforts, the number of dealers in our Ford, Lincoln and Mercury network in the United States has been reduced from about 4,400 at the end of 2005 to 3,800 at the end of 2008, and to 3,550 at the end of 2009.  These efforts, which include funding dealer consolidations to enhance our representation in the marketplace, will continue in the future to reduce further our dealer network to match our sales and dealer sales objectives.

Product Development.  In combination with the business improvements being achieved, our One Ford global product development system ("GPDS") allows us to realize efficiencies in capital and engineering costs, to increase revenue, and, in general, to bring to market a broad range of frequently-freshened, highly-acclaimed global vehicles that customers want and value.  In addition, GPDS allows us to accelerate to market the number of new products designed to meet shifting consumer preferences, including, for example, preferences for smaller, more fuel-efficient vehicles.  In 2010, globally we will deliver substantially more new or freshened product by volume than 2009, bringing to market an unprecedented volume of new products – with class-leading fuel economy, quality, safety and technology.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit.  During 2009, Ford Credit eliminated about 1,200 U.S. staff and agency positions within its servicing, sales, and central operations.  During 2010, Ford Credit plans to reduce its staffing by about 1,000 positions to improve its cost structure, in response to lower financing volumes resulting from lower automotive industry sales volumes and the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers.

Accelerate Development of New Products Our Customers Want and Value

We are committed to introducing new products that consumers want and value, and we are receiving very positive reactions from consumers, media, and independent evaluators in response to the products we introduced in 2009.  We plan to build on this strength in 2010.  Our global product strategy is to serve all meaningful geographic markets with a complete family of products that have best-in-class design, quality, green, safety and smart features.  The result of this strategy is to produce vehicles that:

•	have bold, emotive exterior designs,
•	are great to drive,
•	are great to sit in (with the comfort and convenience of a second home on wheels and exceptional quietness),
•	provide best-in-class fuel economy as a reason to buy,
•	are unmistakably a Ford or Lincoln in look, sound and feel, and
•	provide an exceptional value.

With GPDS and our global product strategy, we have a global product cycle plan, global product programs, global product "DNA" and a global product development organization.  This allows us to simplify, commonize and, hence, reduce the number of vehicle platforms or architectures and parts, as well as to simplify vehicle ordering from the customer's perspective.  For example, we have reduced the number of global nameplates from 97 in 2006 to 59 in 2008, with further reductions planned.  In 2007, we had 27 different vehicle platforms, with 29% of our total production volume produced from core platforms.  In 2012, we plan to have 15 different platforms, with 72% of our total production volume produced from core platforms.  With our One Ford GPDS, we are working to make all small- and medium-sized Ford vehicles competing in global segments common in North America, South America, Europe and Asia Pacific Africa by 2013.  This will include Fiesta- and Focus-sized small cars, Fusion- and Mondeo-sized mid-size cars and utilities, compact pick-ups, and commercial vans.  For example, in 2012, we expect to produce more than 2 million vehicles from our global C-car (Focus-sized) platform and more than 1 million vehicles from our global B-car (Fiesta-sized) platform.  The efficiencies resulting from our One Ford GPDS and global product strategies are demonstrated by a 60% reduction in engineering costs and a 40% reduction in capital costs from 2005 to 2008, per typical new vehicle, with ongoing improvements planned.

In addition to these efficiencies, our global product strategies allow us to increase revenue by making our vehicles and their features more attractive to customers.  With bold, emotive design, high levels of quality, fuel economy leadership, top safety ratings, innovative technology, greater feature content than competitive models and higher attractive series, we are able to reduce brand discount and increase revenue.  In 2009, average per-unit revenue from our vehicles sold in North America increased by $3,300, from $22,800 in 2008 to $26,100 in 2009.

With the cost efficiencies and revenue increases that have been and will in the future be realized from our One Ford GPDS and global product strategy, we believe we can achieve small-car profitability in the North American market as well as other markets, and improve the profitability of all our vehicle lines in all markets.

Following is a discussion of new or future products offered or to be offered by Ford business units and a discussion of each of the four pillars of our global product strategy:

Ford North America.  Ford, Lincoln and Mercury brands collectively increased U.S. overall and retail market share 14 of the last 15 months as of December 2009, and posted the first full-year market share gain since 1995.  Our new 2010 Fusion Hybrid was named Motor Trend magazine's Car of the Year and awarded the title of North American Car of the Year at the North American International Auto Show in January 2010.  The Ford Fusion, the most fuel-efficient mid-size sedan sold in America, posted a full-year sales record in 2009 with 180,671 units sold.  The new Ford Transit Connect was introduced in the second quarter of 2009 and was awarded the 2010 North American Truck of the Year at the North American International Auto Show.  The 2011 Ford Fiesta was revealed in North America in the fourth quarter of 2009 as a new offering and will go on sale in the second quarter of 2010.  The 2011 Ford Mustang debuted with a new family of V-6 and V-8 engines that deliver best-in-class performance and fuel economy and will arrive in dealerships in spring 2010.  Further product introductions are planned, as we plan to substantially increase the amount of new vehicle introductions by volume versus 2009, an aggressive product introduction period.  For 2010, these introductions include the all-new Ford Fiesta, Focus, Explorer, Super Duty, Edge, Transit Connect Electric, Lincoln MKX and an all-new small car for Mercury.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Europe.  Based on the strength of its product portfolio, Ford Europe improved its 2009 full-year market share to 9.1% in the 19 European markets we track, a 0.5 percentage point increase versus 2008 and its best market share since 1998. Fiesta was the second best-selling model in Europe in 2009, reaching its best full-year sales since 1996.  One year after its debut, more than 600,000 customers have purchased the new Fiesta globally.  In 2010, we will continue to build on our product momentum, entering one of the most prolific periods of new product and technology introductions in Ford Europe's history.  With 6 vehicle product actions planned for 2010 – including the new Ford C-MAX and Grand C-MAX, and the freshened Ford Galaxy, S-MAX and Focus – Ford Europe is poised to build on the successful introductions of the Ford Ka and Ford Fiesta.  An expanded range of fuel-efficient powertrains, including the new EcoBoost 2.0-liter and 1.6-liter engines and further improved TDCi diesel powertrains will be available across the range, together with new technologies and innovations.

Ford South America.  We continue to launch new products to meet the needs of our customers in South America.  In 2010, we are bringing a flex-fuel version of the European-based Ford Focus to Brazil; nine additional product introductions are planned for the region in 2010.  As noted, we also are making our largest-ever investment in Brazil operations over a five-year period, investing R$4 billion in 2011–2015 to accelerate delivery of more fuel-efficient, high-quality vehicles.

Ford Asia Pacific Africa.  In 2010, we will see the introduction in Asia Pacific Africa of the all-new Ford Fiesta five-door and four-door sedan built in Rayong, Thailand.  The four-door Fiesta will join its five-door sibling in Australia, New Zealand, South Africa and Taiwan.  The new Ford Figo will commence sales in the second quarter in India and later in the year in South Africa.  Other product introductions in 2010 include updated core products in key Asia Pacific Africa markets, including China.

Drive Quality.  We have made significant strides to improve quality through a renewed commitment that touches every aspect of the vehicle process – from design to manufacturing to product launch – so that quality is designed and built into every vehicle.  These efforts have paid off with best-in-class initial quality in the United States according to internal and external quality surveys.  We have established a global set of disciplined, standardized processes aimed at making us the world's leader in automotive quality.  Through GPDS and a single, global management team, we are leveraging our assets by eliminating duplication, implementing best practices and a systematic approach to quality, and utilizing common components for the advantage of scale.  The new integrated approach can be seen in the new Fiesta, our first of this generation of global cars under our One Ford plan.  Selling one high-volume version of this vehicle helps us lower capital and engineering costs, reduce defects and improve overall craftsmanship.  In North America, we expect to launch our all-new B- and C-cars with best-in-class quality in 2010.  In the 2009 J.D. Power Asia Pacific India Vehicle Dependability Study, our models ranked highest in the entry mid-size (Ford Ikon) and SUV (Ford Endeavor) segments.  The Ikon also topped J.D. Power Asia Pacific 2009 Initial Quality Study for India.  In South America, we are preparing to launch the 2011 EcoSport developed using our extensive quality program based on owner surveys.  The cumulative effect of these disciplined, global quality standards has been improved owner satisfaction.  We expect that our improved quality discipline will lead to continued improvement in long-term reliability.

Drive Green.  We remain committed to our goal to deliver best-in-class or among the best-in-class fuel efficiency in every new vehicle we produce.  For example, the 2010 Ford Fusion and Ford Fusion Hybrid, launched last year, are the most fuel-efficient mid-size sedans in the market.  The 2011 Ford Fiesta, which will be in showrooms this year, offers a model rated at an EPA-estimated 30 miles per gallon city, 40 miles per gallon highway.  The implementation of our new EcoBoost family of gasoline engines is well on its way, with the 3.5-liter engine now available in the Lincoln MKS and MKT and the Ford Taurus SHO and Flex and the I-4 EcoBoost to be introduced in vehicles this year.  We will continue to aggressively migrate this technology across our product lineup.  By 2013, 90% of Ford's North America nameplates will offer this engine option.  By combining direct fuel-injection and turbo boosting, the engines can deliver up to 20% better fuel economy and up to 15% fewer CO2 emissions versus larger-displacement engines, without sacrificing driving performance.

We also are rolling out EcoBoost in Europe, with five models slated to implement this technology in the near-term, including the Galaxy and S-MAX in 2010.  The Ford Europe ECOnetic range of ultra-low CO2 models across all car segments (from B to CD), including commercial vehicle applications, started in 2008 with the Ford Focus ECOnetic, followed by the Fiesta and Transit ECOnetic. Recently, we unveiled the second-generation Focus ECOnetic with further advanced technology and reduced CO2 emissions (below 100 g/km of CO2).  In Asia Pacific Africa, we have committed to improving fuel efficiency by up to 20% across our product lineup by 2012 – helped by the introduction of new models, as well as innovative Ford technologies such as Powershift transmissions and EcoBoost.  As part of this commitment, we will launch EcoBoost-equipped vehicles in China, Australia, New Zealand and Taiwan in 2010.  Also in Australia, by 2011 we will introduce an advanced liquid-injection LPG system for the Ford Falcon, providing customers with the most advanced LPG technology on the market.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have developed a sustainability strategy that outlines future technology pathways for our vehicle production in the near-, mid- and long-term.  Near-term, we have introduced EcoBoost, doubled the number and volume production of our hybrids and continue to implement fuel-saving technologies such as six-speed transmissions and electric power assist steering in the product lineup.  We also have announced an aggressive electric vehicle strategy that will bring at least four new electric vehicles to market in the United States within the next three years.  Late this year, the Ford Transit Connect Electric, a small, all-electric commercial van will be introduced to the market, aimed at commercial vehicle owners.  Next year, we will begin production of a zero-emission Ford Focus Electric vehicle at our Michigan Assembly Plant.  In 2012, we will produce, at that same facility, the next-generation hybrid vehicle and plug-in hybrid.  Electric vehicle projects also are underway in Germany and the United Kingdom.  We continue to engage in a number of collaborative agreements to address the many challenges that remain for electrified transportation, including battery development, standardization, cost, electric infrastructure and connectivity to the national power grid.

Drive Safe.  We are expanding our heritage of leading vehicle safety with both advanced crash protection and crash avoidance technology.  We have the most U.S. government five-star rated vehicles and the most "Top Safety Picks" from the Insurance Institute of Highway Safety of any automaker.  We are building on our safety leadership by focusing on three key areas – addressing driver behavior, enhancing crash protection even more and pioneering the next frontier of safety with "active" crash-avoidance technologies.  For example, we have introduced a new feature called MyKey to help parents encourage their teenagers to drive more safely and more fuel efficiently, and to increase safety belt usage.  MyKey – which debuted on the 2010 Ford Focus and is quickly becoming standard on many other Ford, Lincoln and Mercury models – allows owners to program a key that can limit the vehicle's top speed and audio volume.  We also began offering a new advanced crash-avoidance technology, Collision Warning with Brake Support, on certain Ford and Lincoln vehicles in 2009, including the 2010 model-year Ford Taurus.  This feature uses radar to detect slowing or stationary vehicles directly ahead and warns the driver with an authoritative beep and a red warning light projected on the windshield.  The next-generation Ford Explorer, which goes into production in 2010, will debut the auto industry's first-ever production use of inflatable seat belts, designed to provide additional protection for rear-seat occupants – often children and older passengers who can be more vulnerable to head, chest and neck injuries.  We eventually plan to offer inflatable seat belt technology on other vehicles globally.

In Europe, we plan to offer a suite of new safety and driver assistance technology on vehicles sold in the region in 2010 and beyond, including our Blind Spot Information System, Speed Limiter, Active Park Assist, Torque Vectoring Control, Adaptive Cruise Control, Lane Departure Warning, Lane Keeping Aid, Low Speed Collision Mitigation System, Traffic Sign Recognition System, Driver Alert, All-Seat Beltminder and Power Child Locks.  Many of these safety features will become available with the introduction of the next-generation C-MAX, Grand C-MAX, Focus and freshened S-Max and Galaxy.

Drive Smart.  We earned our second consecutive invitation to keynote the International Consumer Electronics Show, placing the Company among the world's leading electronics and technology innovators.  At the show, our President and Chief Executive Officer Alan Mulally introduced MyFord Touch and the next-generation of SYNC that will redefine the in-car experience with a simpler, safer and smarter way to connect drivers with available technology and their digital lives.  MyFord Touch presents a holistic approach to accessing and personalizing vehicle settings and functions using a mix of graphic, touch, and voice user interfaces.  MyFord Touch was recognized with CNET's "Best of CES" and Popular Mechanics' "Editor's Choice" awards at the show.  MyFord and SYNC are both headed to the European market for upcoming products, including the Focus and C-MAX.  Ford also is leading the way in leveraging the growing consumer trend of smartphone applications ("apps") with an innovative approach to control the applications through SYNC.  Our application programming interface ("API") brings popular apps such as Pandora internet radio, Stitcher "smart" radio and the Twitter client OpenBeak into the car.  These technologies not only provide greater connectivity to vehicle occupants, but importantly also help mitigate driver distraction risks by using the safer means of voice commands to control functions and programs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Finance Our Plan and Improve Our Balance Sheet

During 2009, we completed numerous financing transactions designed to provide additional Automotive liquidity and improve our balance sheet.  These accomplishments include:

•
Negotiated with the UAW to amend the VEBA agreement to provide the option of paying up to approximately 50% of our VEBA obligations in Ford Common Stock, and to smooth payments over the 13-year payment term.

•
Reduced Automotive debt by $10.1 billion principal amount, utilizing $2.6 billion in Automotive and Ford Credit cash and 468 million shares of Ford Common Stock, through a number of separate but related transactions, including a cash tender offer to repurchase outstanding debt securities, a cash tender offer to repurchase certain secured term loan debt, and an induced conversion offer with respect to our convertible debt securities maturing 2036.

•	Raised $1.6 billion of equity in an underwritten public offering of Ford Common Stock.
•	Raised $565 million with the completion of an equity distribution program begun in 2008, pursuant to which shares of Ford Common Stock were issued over time in market transactions.
•
Entered into a U.S. Department of Energy ("DOE") loan agreement to provide us up to $5.9 billion in loans, at interest rates generally equivalent to a 10-year U.S. Treasury rate, under the DOE's Advanced Technology Vehicles Manufacturing Incentive Program (the "ATVM Program").

•	Issued $2.875 billion of 4.25% Senior Convertible Notes due 2016.
•
Amended and extended the revolving credit facility under our secured Credit Agreement – reducing the amount of the revolving credit facility from $10.7 billion to $8.1 billion, extending the maturity date of $7.2 billion of that amount from December 2011 to November 2013 and establishing a new term loan in the amount of $724 million maturing in December 2013.

•	Registered an additional $1 billion equity distribution program in November 2009 and commenced sales thereunder in December 2009.
•
Completed the UAW VEBA transaction on December 31, 2009 by transferring assets, consisting of cash and marketable securities, notes and warrants valued at $14.8 billion, to the UAW VEBA Trust, thereby discharging our $13.6 billion of UAW retiree health care obligations.

See "Liquidity and Capital Resources" and Note 19 of the Notes to the Financial Statements for additional discussion of financing activities, available liquidity and outstanding debt.

After completion of the important steps described above (discussed further in "Liquidity and Capital Resources" and the Notes to the Financial Statements), we ended 2009 with $34.4 billion in Automotive debt, which is significantly higher than that of our key competitors.  As a result, we continue to pursue opportunities to improve our balance sheet – with a key priority being continuous improvement of the underlying business in order to generate operating profits and positive Automotive cash flow with which our debt can be paid down.

We believe that our stable management team, our strong supplier and dealer relationships, the positive acceptance of our products by customers, and our full pipeline of new products allow us to compete effectively in the global vehicle markets while we reduce our debt to a more competitive level.

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, strategy, and plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan.  Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria – and we follow this process every week, every month, and every quarter, driving continuous improvement.  We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions – as we have done in the face of rapid changes in the market and business environment in 2009.

In addition, we are partnering with and enlisting all of our stakeholders to help us execute our plan to deal with our business realities and create an exciting and viable Ford business going forward.  We are reaching out and listening to customers, dealers, employees, the UAW, suppliers, investors, communities, retirees, and federal, state and local governments.  Each of these constituencies is a critical part of the success of our business going forward.  Realizing our goal of profitable growth for all is as important to these stakeholders as it is to our shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

FULL-YEAR 2009 RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $2.7 billion or $0.86 per share of Common and Class B Stock in 2009, an improvement of $17.5 billion from a net loss attributable to Ford Motor Company of $14.8 billion or $6.50 per share of Common and Class B Stock in 2008.

Results by business sector are shown below (in millions):

	2009	2008 (a)	2007 (a)
Income/(Loss) before income taxes
Automotive sector	$1,212	$(11,917)	$(5,081)
Financial Services sector	1,814	(2,581)	1,224
Total Company	3,026	(14,498)	(3,857)
Provision for/(Benefit from) income taxes (b)	69	63	(1,333)
Income/(Loss) from continuing operations	2,957	(14,561)	(2,524)
Income/(Loss) from discontinued operations	5	9	41
Net income/(loss)	2,962	(14,552)	(2,483)
Less: Income/(Loss) attributable to noncontrolling interests (c)	245	214	312
Net income/(loss) attributable to Ford Motor Company (d)	$2,717	$(14,766)	$(2,795)
__________
(a)
Adjusted for the effect of the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash; see Note 1 of the Notes to the Financial Statements for additional detail.

(b)	See Note 23 of the Notes to the Financial Statements for disclosure regarding 2009 effective tax rate.
(c)
Formerly labeled "Minority interests in net income/(loss)," reflects new presentation under standard on accounting for noncontrolling interests, which was effective January 1, 2009.  Primarily related to Ford Europe's consolidated 41% owned affiliate, Ford Otosan.  The pre-tax results for Ford Otosan were $307 million, $531 million, and $551 million in 2009, 2008, and 2007, respectively.  See "Item 2. Properties" for additional discussion of Ford Otosan.

(d)	Formerly labeled "Net income/(loss)," reflects new presentation under the standard on accounting for noncontrolling interests, effective January 1, 2009.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table details special items in each category by segment or business unit (in millions):

Personnel and Dealer-Related Items – Automotive Sector:	2009	2008	2007
Ford North America
Retiree health care and related charges	$(768)	$2,583	$1,332
Personnel-reduction actions/Other	(358)	(875)	(829)
U.S. dealer actions (primarily dealership impairments)	(139)	(219)	—
Pension curtailment charges	—	—	(180)
Job Security Benefits/Transition Assistance Plan	40	346	80
Total Ford North America	(1,225)	1,835	403
Ford South America
Personnel-reduction actions	(20)	—	—
Ford Europe
Personnel-reduction actions/Other	(216)	(82)	(90)
Ford Asia Pacific Africa
Personnel-reduction actions/Other	(22)	(137)	(23)
Volvo
Personnel-reduction actions/Other	(54)	(194)	(63)
U.S. dealer actions	(1)	(31)	—
Total Volvo	(55)	(225)	(63)
Other Automotive
Return on assets held in Temporary Asset Account ("TAA")	110	(509)	—
Total Personnel and Dealer-Related Items – Automotive sector	(1,428)	882	227
Other Items:
Automotive sector
Ford North America
Fixed asset impairment charges	—	(5,300)	—
Gain/(Loss) on sale of ACH plants	—	(324)	3
Accelerated depreciation related to AAI acquisition of leased facility	—	(306)	—
Supplier settlement/Other	—	(202)	—
Ballard restructuring/Other	—	(70)	—
Variable marketing – change in business practice *	—	—	(1,099)
Total Ford North America	—	(6,202)	(1,096)
Ford Europe
Investment impairment and related charges/Other	(96)	—	—
Variable marketing – change in business practice *	—	—	(120)
Plant idling/closure	—	—	(43)
Total Ford Europe	(96)	—	(163)
Ford Asia Pacific Africa
Variable marketing – change in business practice *	—	—	(15)
Volvo
Held-for-sale impairment	(650)	—	—
Goodwill impairment charges	—	—	(2,400)
Variable marketing – change in business practice *	—	—	(87)
Held-for-sale cessation of depreciation and related charges/Other	424	—	(4)
Total Volvo	(226)	—	(2,491)
Other Automotive
Liquidation of foreign subsidiary – foreign currency translation impact	(281)	—	—
Initial mark-to-market adjustment on Mazda marketable securities	—	(80)	—
Loss from conversion of convertible securities	—	—	(632)
Gain from debt securities exchanged for equity	—	141	120
Net gains from debt reduction actions	4,663	—	—
Total Other Automotive	4,382	61	(512)
Mazda
Loss on sale of Mazda shares	—	(121)	—
Impairment of dealer network goodwill	—	(214)	—
Total Mazda	—	(335)	—
Jaguar Land Rover and Aston Martin
Sale-related/Other	3	32	178
Total Other Items – Automotive sector	4,063	(6,444)	(4,099)
Financial Services sector
DFO Partnership impairment/gain on sale	(132)	—	—
Ford Credit net operating lease impairment charge	—	(2,086)	—
Gain from purchase of Ford Holdings debt securities	51	—	—
Total Other Items – Financial Services sector	(81)	(2,086)	—
Total	$2,554	$(7,648)	$(3,872)
__________
*
Represents a one-time, non-cash charge related to a change in our business practice for offering and announcing retail variable marketing incentives to our dealers.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of this change in business practice.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in Provision for/(Benefit from) income taxes are tax benefits of $132 million, $144 million, and $1.5 billion for 2009, 2008, and 2007, respectively, that we consider to be special items.  These consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax rate on deferred tax balances, and, in 2007, a $1.5 billion benefit reflecting the change in our deferred tax asset valuation allowance allocated to Income/(Loss) from continuing operations after taking into consideration income from Accumulated other comprehensive income/(loss) when determining whether sufficient future taxable income exists to realize deferred tax assets.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension and OPEB, overhead, etc.), is at constant exchange and excludes special items and discontinued operations.  In addition, costs that vary directly with volume, such as material, freight, and warranty costs, are measured at constant volume and mix.

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2009 Compared with 2008

Details by segment or business unit of Income/(Loss) before income taxes are shown below (in millions), with Mazda and Jaguar Land Rover and Aston Martin separated out from "ongoing" subtotals:

	2009	2008	2009 Over/(Under) 2008
Ford North America *	$(1,649)	$(10,248)	$8,599

Ford South America	745	1,230	(485)

Ford Europe	(226)	970	(1,196)

Ford Asia Pacific Africa	(97)	(290)	193

Volvo	(934)	(1,690)	756
Total ongoing Automotive operations	(2,161)	(10,028)	7,867

Other Automotive	3,370	(1,816)	5,186
Total ongoing Automotive	1,209	(11,844)	13,053

Mazda	—	(105)	105

Jaguar Land Rover and Aston Martin	3	32	(29)
Total Automotive sector	$1,212	$(11,917)	$13,129
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$50.5	$53.4	$(2.9)	(5)%	1,959	2,329	(370)	(16)%

Ford South America	8.0	8.6	(0.6)	(8)	443	435	8	2

Ford Europe	29.5	39.0	(9.5)	(24)	1,568	1,820	(252)	(14)

Ford Asia Pacific Africa (d)	5.5	6.5	(1.0)	(14)	523	464	59	13

Volvo	12.4	14.7	(2.3)	(15)	324	359	(35)	(10)
Total ongoing Automotive	105.9	122.2	(16.3)	(13)	4,817	5,407	(590)	(11)

Jaguar Land Rover and Aston Martin	—	7.0	(7.0)	(100)	—	125	(125)	(100)
Total Automotive sector	105.9	$129.2	$(23.3)	(18)	4,817	5,532	(715)	(13)
__________
(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China by unconsolidated affiliates totaling about 264,000 and 184,000 units in 2009 and 2008, respectively.  Also included in the 184,000 units in 2008 are Ford-badged vehicles sold by unconsolidated affiliates in Malaysia during the first quarter.  "Sales" above does not include revenue from these units.

Details of Automotive sector market share for selected markets for 2009 and 2008, along with the level of dealer stocks as of December 31, 2009 and 2008, are shown below:

	Market Share			Dealer-Owned Stocks (a) (in thousands)
	2009	2008	2009 Over/ (Under) 2008	2009	2008	2009 Over/ (Under) 2008
United States (b)	15.3%	14.2%	1.1 pts.	382	442	(60)
South America (b) (c)	10.2	9.7	0.5	53	45	8
Europe (b) (d)	9.1	8.6	0.5	202	282	(80)
Asia Pacific Africa (b) (e) (f)	2.0	2.0	—	33	46	(13)
Volvo – United States/Europe (d)	0.6/1.3	0.5/1.3	0.1/—	12/31	13/40	(1)/(9)
__________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in Item 1).
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall Automotive Sector

The improvement in results primarily reflects favorable cost changes ($5.8 billion), favorable net pricing ($5.5 billion), the non-recurrence of fixed asset impairment charges in Ford North America ($5.3 billion), net gains on debt reduction actions ($4.7 billion), and higher returns on the assets held in the TAA (about $900 million).  These factors were offset partially by unfavorable volume and mix ($3.7 billion), higher retiree health care and related charges and the non-recurrence of a retiree health care curtailment gain ($3.4 billion), and unfavorable changes in currency exchange ($2.1 billion).  The favorable cost changes primarily reflect lower structural costs.

The decrease in revenue primarily reflects lower volumes, the non-recurrence of revenue at Jaguar Land Rover, and unfavorable changes in currency exchange, offset partially by favorable net pricing.

The table below details our Automotive sector 2009 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2009 Better/(Worse) Than 2008
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$2.7
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care Settlement Agreement	0.8
Advertising & sales promotions	Reduced costs	0.6
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	0.6
Overhead	Primarily salaried personnel reductions	0.4
	Total	$5.1

Ford North America Segment.  The improvement in earnings primarily reflects the non-recurrence of fixed asset impairment charges ($5.3 billion), favorable net pricing ($4 billion), favorable cost changes ($3.7 billion), lower costs associated with personnel-reduction actions (about $500 million), and the non-recurrence of losses on the sale of ACH plants (about $300 million).  These factors are offset partially by higher retiree health care and related charges and the non-recurrence of a retiree health care curtailment gain ($3.4 billion), unfavorable changes in currency exchange ($1.2 billion), and unfavorable volume and mix (including lower industry volume, offset partially by favorable mix and higher market share) (about $900 million).  The favorable net pricing primarily reflects the success of new products, selective top-line pricing, and a disciplined approach on incentives.  The unfavorable changes in currency exchange primarily reflect the non-recurrence of favorable 2008 balance sheet valuations.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, pension and OPEB, and spending-related costs) and lower net product costs.

Ford South America Segment.  The decrease in earnings primarily reflects unfavorable changes in currency exchange rates and unfavorable cost changes, offset partially by favorable net pricing.  The unfavorable cost changes primarily reflect higher net product costs.

Ford Europe Segment.  The decline in results primarily reflects unfavorable volume and mix (including lower industry volume and dealer stock, as well as unfavorable product mix due in part to government scrappage programs), unfavorable changes in currency exchange rates, lower earnings due to lower volumes at our consolidated joint ventures, higher costs associated with personnel-reduction actions, and an investment impairment.  These factors are offset partially by favorable cost changes and favorable net pricing.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and spending-related costs).

Ford Asia Pacific Africa Segment.  The improvement in earnings is more than explained by favorable net pricing, favorable cost changes, lower costs associated with personnel-reduction actions, and favorable China joint venture profits, offset partially by unfavorable volume and mix and unfavorable changes in currency exchange rates.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and overhead costs).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Volvo Segment.  The improvement in earnings is more than explained by favorable cost changes, held-for-sale cessation of depreciation, favorable changes in currency exchange rates, and lower costs associated with personnel-reduction actions, offset partially by a held-for-sale impairment and unfavorable volume and mix.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and overhead costs) and lower net product costs.

Other Automotive.  The improvement in results is more than explained by net gains resulting from debt reduction actions and higher returns on the assets held in the TAA.

Mazda Segment. In the fourth quarter of 2008, we sold a significant portion of our investment in Mazda.  Our remaining ownership interest is treated as a marketable security, with mark-to-market adjustments reported in Other Automotive.

Jaguar Land Rover and Aston Martin Segment.  During the second quarter of 2008, we sold our Jaguar Land Rover operations.  During the second quarter of 2007, we sold our Aston Martin operations.

2008 Compared with 2007

Details by segment or business unit of Income/(Loss) before income taxes are shown below (in millions), with Mazda and Jaguar Land Rover and Aston Martin separated out from "ongoing" subtotals:

	2008	2007	2008 Over/(Under) 2007
Ford North America *	$(10,248)	$(4,139)	$(6,109)

Ford South America	1,230	1,172	58

Ford Europe	970	744	226

Ford Asia Pacific Africa	(290)	2	(292)

Volvo	(1,690)	(2,718)	1,028
Total ongoing Automotive operations	(10,028)	(4,939)	(5,089)

Other Automotive	(1,816)	(1,170)	(646)
Total ongoing Automotive	(11,844)	(6,109)	(5,735)

Mazda	(105)	182	(287)

Jaguar Land Rover and Aston Martin	32	846	(814)
Total Automotive sector	$(11,917)	$(5,081)	$(6,836)
__________
*  Includes the sales of Mazda6 by our consolidated subsidiary, AAI.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2008	2007	2008 Over/(Under) 2007		2008	2007	2008 Over/(Under) 2007
Ford North America (c)	$53.4	$70.4	$(17.0)	(24)%	2,329	2,890	(561)	(19)%

Ford South America	8.6	7.6	1.0	14	435	438	(3)	(1)

Ford Europe	39.0	36.3	2.7	7	1,820	1,918	(98)	(5)

Ford Asia Pacific Africa (d)	6.5	7.0	(0.5)	(8)	464	535	(71)	(13)

Volvo	14.7	17.8	(3.1)	(17)	359	482	(123)	(26)
Total ongoing Automotive	122.2	139.1	(16.9)	(12)	5,407	6,263	(856)	(14)

Jaguar Land Rover and Aston Martin	7.0	15.3	(8.3)	(54)	125	292	(167)	(57)
Total Automotive sector	$129.2	$154.4	$(25.2)	(16)	5,532	6,555	(1,023)	(16)
__________
(a)	2008 over/(under) 2007 sales percentages are computed using unrounded sales numbers.
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
(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-badged vehicles sold in China and through the first quarter of 2008 in Malaysia, by unconsolidated affiliates totaling about 184,000 and 205,000 units in 2008 and 2007, respectively.  "Sales" above does not include revenue from these units.

Details of Automotive sector market share for selected markets for 2008 and 2007, along with the level of dealer stocks as of December 31, 2008 and 2007, are shown below:

	Market Share			Dealer-Owned Stocks (a) (in thousands)
	2008	2007	2008 Over/(Under) 2007	2008	2007	2008 Over/(Under) 2007
United States (b)	14.2%	14.6%	(0.4) pts.	442	533	(91)
South America (b) (c)	9.7	10.7	(1.0)	45	34	11
Europe (b) (d)	8.6	8.6	—	282	271	11
Asia Pacific Africa (b) (e) (f)	2.0	2.3	(0.3)	46	58	(12)
Volvo – United States/Europe (d)	0.5/1.3	0.6/1.5	(0.1)/(0.2)	13/40	24/43	(11)/(3)
__________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in Item 1).
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall Automotive Sector

The decline in earnings primarily reflects unfavorable volume and mix ($6.9 billion), fixed asset impairment charges in Ford North America ($5.3 billion), lower returns on our cash portfolio ($1 billion), lower returns on the assets held in the TAA (about $700 million), and unfavorable net pricing (about $700 million).  These factors were offset partially by favorable cost changes ($4.3 billion), the non-recurrence of a goodwill impairment charge related to Volvo ($2.4 billion), and favorable retiree health care changes (primarily curtailment gains) ($1.3 billion).  The favorable costs changes primarily reflect lower structural costs, offset partially by higher net product costs.

The decrease in revenue is more than explained by lower volumes and lower revenue for Jaguar Land Rover, offset partially by favorable changes in currency exchange.

The table below details our Automotive sector 2008 structural cost changes at constant exchange, excluding special items and discontinued operations (in billions):

Explanation of Structural Cost Changes		2008 Better/(Worse) Than 2007
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and efficiencies in our plants and processes	$1.6
Pension and OPEB	Primarily the effect of the UAW Retiree Health Care Settlement Agreement	1.2
Spending-related	Primarily lower depreciation and amortization related to the North America asset impairment at the end of second quarter 2008	1.3
Overhead	Primarily salaried personnel reductions	1.0
Advertising & sales promotions	Reduced costs	0.4
	Total	$5.5

Ford North America Segment.  The decline in earnings is more than explained by unfavorable volume and mix ($5.4 billion), fixed asset impairment charges ($5.3 billion), and unfavorable net pricing ($1.3 billion), offset partially by favorable cost changes ($3.5 billion), favorable retiree health care changes (primarily curtailment gains) ($1.3 billion), and the non-recurrence of a variable marketing charge related to a business practice change ($1.1 billion).  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, spending-related, and pension and OPEB costs), offset partially by higher net product costs.

Ford South America Segment.  The increase in earnings is more than explained by favorable net pricing, offset partially by unfavorable cost changes, unfavorable volume and mix, and unfavorable changes in currency exchange.  The unfavorable cost changes are more than explained by higher net product costs.

Ford Europe Segment.  The increase in earnings primarily reflects favorable cost changes, favorable net pricing, and the non-recurrence of a variable marketing charge related to a business practice change, offset partially by unfavorable changes in currency exchange rates and unfavorable volume and mix.  The favorable cost changes are more than explained by lower structural costs (including lower pension costs) and lower warranty-related costs.

Ford Asia Pacific Africa Segment.  The decline in results primarily reflects unfavorable volume and mix, unfavorable changes in currency exchange rates, and higher costs associated with personnel-reduction actions, offset partially by favorable cost changes and higher net pricing.  The favorable cost changes are more than explained by lower structural costs (including lower overhead, spending-related, and advertising and sales promotions costs) and lower net product costs.

Volvo Segment.  The improvement in earnings is more than explained by the non-recurrence of a goodwill impairment charge and favorable cost changes.  These factors were offset partially by unfavorable volume and mix, mainly in the United States and Europe (largely due to lower industry sales volumes, lower market share, and unfavorable product mix), unfavorable net pricing, and unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflects lower structural costs (including lower manufacturing and engineering, overhead, and advertising and sales promotions costs), lower net product costs, and lower warranty-related costs.

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

Jaguar Land Rover and Aston Martin Segment.  During the second quarter of 2008, we sold our Jaguar Land Rover operations.  During the second quarter of 2007, we sold our Aston Martin operations.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2009 Compared with 2008

Details of the full-year Financial Services sector Revenues and Income/(Loss) before income taxes for 2009 and 2008 are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008
Ford Credit	$12.1	$15.7	$(3.6)	$2,001	$(2,559)	$4,560
Other Financial Services	0.3	0.3	—	(187)	(22)	(165)
Total	$12.4	$16.0	$(3.6)	$1,814	$(2,581)	$4,395

Ford Credit

The improvement in pre-tax results primarily reflected the non-recurrence of the 2008 impairment charge to Ford Credit's North America operations operating lease portfolio for contracts terminating beginning third quarter of 2008 ($2.1 billion), lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values ($1.9 billion), and a lower provision for credit losses primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $800 million).  Other factors that explain the improvement in pre-tax results included the non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($367 million), net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $300 million), lower net operating costs (about $200 million), and higher financing margin primarily attributable to lower borrowing costs (about $100 million).  These factors were offset partially by lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $1 billion); the non-recurrence of the gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operation (about $100 million), and a valuation allowance for Australian finance receivables sold in 2009 (about $50 million).

Results of Ford Credit's operations and unallocated risk management for 2009 and 2008 are shown below:

	Full Year
	2009	2008	2009 Over/(Under) 2008
Income/(Loss) before income taxes
North America operations	$1,905	$(2,749)	$4,654
International operations	46	507	(461)
Unallocated risk management*	50	(317)	367
Income/(Loss) before income taxes	2,001	(2,559)	4,560
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	722	(1,023)	1,745
Net income/(loss)	$1,279	$(1,536)	$2,815
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The improvement in Ford Credit's North America operations pre-tax results primarily reflected non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, higher financing margin, and lower operating costs.  These factors were offset partially by lower volume.  The decrease in Ford Credit's International operations pre-tax earnings primarily reflected lower volume, a higher provision for credit losses primarily reflecting losses in Spain and Germany, lower financing margin primarily in Mexico, non-recurrence of a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operations, and a valuation allowance for Australian finance receivables sold in 2009.  These factors were offset partially by lower operating costs.  The change in unallocated risk management income reflected the non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit reviews its business performance from several perspectives, including:

•
On-balance sheet basis.  Includes the receivables and leases Ford Credit owns and securitized receivables and leases that remain on Ford Credit's balance sheet (includes other structured financings and factoring transactions that have features similar to securitization transactions);

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

Ford Credit analyzes its financial performance primarily on a managed and on-balance sheet basis.  It retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, Ford Credit has credit risk.  As a result, it evaluates credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis.  In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, Ford Credit generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities.  To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	December 31,
	2009	2008
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$56.3	$65.5
Wholesale	22.4	27.7
Other	2.4	2.8
Unearned interest supplements	(1.9)	(1.3)
Allowance for credit losses	(1.3)	(1.4)
Finance receivables, net	77.9	93.3
Net investment in operating leases	14.6	22.5
Total receivables – on-balance sheet (a)(b)	$92.5	$115.8

Memo:
Total receivables – managed (c)	$94.5	$117.7
Total receivables – serviced (d)	94.6	118.0
__________
(a)
At December 31, 2009 and 2008, includes finance receivables of $64.4 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment.  In addition, at December 31, 2009 and 2008, includes net investment in operating leases of $10.4 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $1.5 billion and $1.7 billion at December 31, 2009 and, 2008, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.9 billion and $1.3 billion at December 31, 2009 and 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at December 31, 2009 and 2008, respectively.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which Ford Credit continues to service of about $100 million and about $300 million at December 31, 2009 and 2008, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Receivables decreased from year-end 2008, primarily reflecting lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.  In 2009, as part of Ford Credit's commitment to support the sale of Ford, Lincoln, and Mercury brand vehicles, Volvo began to transition its financing to other sources.  At December 31, 2009, the Jaguar, Land Rover, and Mazda financing portfolio represented 7% of Ford Credit's managed receivables and the Volvo financing portfolio represented 5% of Ford Credit's managed receivables.  These percentages will decline over time.

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

	2009	2008	2009 Over/(Under) 2008
Charge-offs – On-Balance Sheet (in millions)
Retail installment and lease	$989	$1,089	$(100)
Wholesale	94	29	65
Other	12	17	(5)
Total charge-offs – on-balance sheet	$1,095	$1,135	$(40)

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	1.25%	1.10%	0.15pts.
Wholesale	0.45	0.09	0.36
Total loss-to-receivables ratio (including other) – on-balance sheet	1.07%	0.84%	0.23pts.

Memo:
Total charge-offs – managed (in millions)	$1,100	$1,166	$(66)
Total loss-to-receivables (including other) – managed	1.07%	0.84%	0.23pts.

Most of Ford Credit's charge-offs are related to retail installment sale and lease contracts.  Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs.  Ford Credit also incurs credit losses on its wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.

The decrease in charge-offs from a year ago reflected lower losses in the United States, offset partially by higher losses in Europe.  The decrease in charge-offs in the United States reflected lower severity and lower other charge-offs, offset partially by higher repossessions.  The increase in charge-offs in Europe primarily reflected higher losses in Spain and Germany.  The increase in loss-to-receivables ratios from a year ago primarily reflected a combination of lower average receivables, higher repossessions in the United States, and higher losses in Spain and Germany.

Shown below is an analysis of Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables (excluding unearned interest supplements), and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio for the years ended December 31 (dollar amounts in billions):

Allowance for Credit Losses	2009	2008
Balance, beginning of year	$1.7	$1.1
Provision for credit losses	0.9	1.8
Deductions
Charge-offs before recoveries	1.5	1.5
Recoveries	(0.4)	(0.4)
Net charge-offs	1.1	1.1
Other changes, principally amounts related to translation adjustments and finance receivables sold	—	0.1
Net deductions	1.1	1.2
Balance, end of year	$1.5	$1.7
Allowance for credit losses as a percentage of end-of-period net receivables	1.61%	1.40%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in Ford Credit's allowance for credit losses primarily reflected the decline in receivables and decrease in charge-offs.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million, which was based on management's judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in Ford Credit's models.  At December 31, 2008, Ford Credit's allowance for credit losses included about $210 million, which was based on management's judgment regarding higher severity assumptions.  The credit quality of Ford Credit's retail and lease originations remains high.  For additional discussion, see "Critical Accounting Estimates – Allowance for Credit Losses."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of December 31, 2009, about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%.  This increase primarily reflects a lower percentage of lease contracts in Ford Credit's retail portfolio.  Lease contracts generally include shorter average terms and higher average FICO scores compared with retail installment sale contracts.

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

North America Retail Operating Lease Experience

Ford Credit uses various statistics to monitor its residual risk:

•	Placement volume measures the number of leases Ford Credit purchases in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to Ford Credit by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 98% of its total investment in operating leases at December 31, 2009 (in thousands, except for percentages):

	Full Year
	2009	2008
Placements	67	317
Terminations	386	381
Returns	314	327

Memo:
Return rates	81%	86%

In 2009, placement volumes were down 250,000 units compared with 2008, primarily reflecting changes in our marketing programs that emphasized retail installment sale contracts, lower industry volumes, and the transition of Jaguar Land Rover and Mazda financing to other providers.  Termination volumes increased by 5,000 units compared with last year, reflecting higher placement volumes in 2006 and 2007.  Return volumes decreased 13,000 units compared with last year, primarily reflecting lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant fourth quarter 2009 vehicle mix for lease terms comprising 59% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Full Year
	2009	2008
Returns
24-Month term	60	88
36-Month term	65	61
39-Month term	34	19
Total returns	159	168

Memo:
Return rates	78%	88%

Auction Values at Constant Fourth Quarter 2009 Vehicle Mix
24-Month term	$18,670	$16,310
36-Month term	13,365	12,015

In 2009, Ford, Lincoln, and Mercury brand U.S. return volumes were down 9,000 units compared with 2008, primarily reflecting a lower return rate, down 10 percentage points to 78%, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  Auction values at constant fourth quarter 2009 mix were up $2,360 per unit from 2008 levels for vehicles under 24-month leases, and up $1,350 for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.  Ford Credit expects future auction values to remain volatile.

2008 Compared with 2007

Details of the full-year Financial Services sector Revenues and Income/(Loss) before income taxes for 2008 and 2007 are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2008	2007	2008 Over/(Under) 2007	2008	2007	2008 Over/(Under) 2007
Ford Credit	$15.7	$16.0	$(0.3)	$(2,559)	$1,215	$(3,774)
Other Financial Services	0.3	0.2	0.1	(22)	9	(31)
Total	$16.0	$16.2	$(0.2)	$(2,581)	$1,224	$(3,805)

Ford Credit

The decline in pre-tax results primarily reflected the significant decline in used vehicle auction values during 2008.  This decline in auction values contributed to an impairment charge to Ford Credit's North America segment operating lease portfolio ($2.1 billion), a higher provision for credit losses ($1.2 billion), and higher depreciation expense for leased vehicles (about $700 million).  Other factors that explain the decrease in pre-tax earnings include lower volume primarily related to lower average receivables (about $300 million), higher net losses related to market valuation adjustments to derivatives (about $200 million), and the non-recurrence of the gain related to the sale of a majority of Ford Credit's interest in AB Volvofinans (about $100 million).  These factors were partially offset by higher financing margin primarily attributable to lower borrowing costs (about $200 million), the non-recurrence of costs associated with Ford Credit's North American business transformation initiative (about $200 million), lower expenses primarily reflecting improved operating costs (about $300 million), and a gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operation (about $100 million).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been heavily impacted by the global economic crisis that began in 2008, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors, and the costs associated with transforming our business, put significant pressure on our Automotive liquidity in the first half of 2009.  While the economic environment remains uncertain, we believe that our continued focus on delivering on our plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient funding available with a high degree of certainty throughout the business cycle, with the goal of improving our core Automotive operations so that they generate positive operating-related cash flow.

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, and loaned securities.  Prior to 2008, we included in Automotive gross cash those assets contained in a VEBA trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees, that were invested in shorter-duration fixed income investments and could be used within 18 months to pay for benefits ("short-term VEBA assets").  Consistent with our Retiree Health Care Settlement Agreement dated March 28, 2008, in 2008 we reclassified out of our Automotive gross cash calculation the short-term VEBA assets and TAA securities.  Gross cash is detailed below as of the dates shown (in billions):

	December 31,
	2009	2008	2007	2006
Cash and cash equivalents	$10.3	$6.4	$20.7	$16.0
Marketable securities (a)	15.2	9.3	2.0	11.3
Loaned securities	—	—	10.3	5.3
Total cash, marketable securities and loaned securities	25.5	15.7	33.0	32.6
Securities-in-transit (b)	—	—	(0.3)	(0.5)
UAW-Ford TAA/Other (c)	—	(2.3)	—	—
Short-term VEBA assets	—	—	1.9	1.8
Gross cash (d)	$25.5	$13.4	$34.6	$33.9
__________
(a)
Included in 2009 and 2008 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $646 million and $492 million, respectively; the estimated fair value of these securities is $656 million and $437 million, respectively.  Also included are Mazda marketable securities with a fair value of $447 million and $322 million at December 31, 2009 and 2008, respectively.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(c)	Amount transferred to UAW-Ford TAA that, due to consolidation, was shown in Cash, marketable securities and loaned securities.
(d)
Pursuant to the Retiree Health Care Settlement Agreement (see Note 18 of the Notes to the Financial Statements), in January 2008 we contributed $4.6 billion of assets and reduced our Automotive gross cash accordingly.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in Automotive gross cash are summarized below (in billions):

	2009	2008 (a)	2007
Gross cash at end of period	$25.5	$13.4	$34.6
Gross cash at beginning of period	13.4	34.6	33.9
Total change in gross cash	$12.1	$(21.2)	$0.7

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$(1.4)	$(6.4)	$(1.2)
Capital expenditures	(4.5)	(6.5)	(6.0)
Depreciation and special tools amortization	4.6	5.5	6.8
Changes in receivables, inventory and trade payables	4.3	(2.9)	(0.7)
Other (b)	(1.3)	(6.3)	1.5
Subtotal	1.7	(16.6)	0.4
Up-front subvention payments to Ford Credit	(2.0)	(2.9)	—
Total operating-related cash flows	(0.3)	(19.5)	0.4

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits/ Transition Assistance Plan accrual	(0.7)	(0.7)	(2.5)
Contributions to funded pension plans	(0.9)	(1.0)	(1.6)
Net effect of TAA/VEBA on gross cash	(0.8)	(4.6)	1.2
Capital transactions with Financial Services sector (c)	0.4	—	—
Tax Payments, tax refunds, and tax receipts from affiliates	0.6	2.2	2.6
Acquisitions and divestitures	(0.1)	2.5	1.1
Dividends to shareholders	—	—	—
Net proceeds from/(Payments on) Automotive sector debt	11.7	(0.5)	(0.6)
Equity issuances, net	2.4	—	—
Other	(0.2)	0.4	0.1
Total change in gross cash	$12.1	$(21.2)	$0.7
__________
(a)
Excluding sale proceeds, total change in Automotive gross cash attributable to Jaguar Land Rover operations was $300 million net cash outflow for 2008.  Except for up-front subvention payments to Ford Credit, Jaguar Land Rover cash outflows are excluded from each line item of this table and included in Other within "Other changes in gross cash."

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, marketing, and warranty, as well as additional factors such as the impact of tax payments.
(c)	Primarily distributions received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2009	2008 (a)	2007
Cash flows from operating activities of continuing operations (b)	$4.1	$(12.4)	$8.7
Items included in operating-related cash flows
Capital expenditures	(4.5)	(6.5)	(6.0)
Net transactions between Automotive and Financial Services sectors (c)	(0.8)	(0.8)	(0.3)
Net cash flows from non-designated derivatives	(0.1)	1.2	1.1
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits/ Transition Assistance Plan accrual	0.7	0.7	2.5
Net (sales)/purchases of trading securities	—	—	(4.5)
Contributions to funded pension plans	0.9	1.0	1.6
VEBA cash flows (reimbursement for benefits paid)	—	—	(1.1)
Tax refunds, tax payments, and tax receipts from affiliates	(0.6)	(2.2)	(2.6)
Other (b)	—	(0.5)	1.0
Operating-related cash flows	$(0.3)	$(19.5)	$0.4
__________
(a)	Except as noted (see footnote (b) below), 2008 data exclude Jaguar Land Rover; 2007 includes Jaguar Land Rover.
(b)	Includes Jaguar Land Rover.
(c)
Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.  For example, vehicle wholesale loans that are made by Ford Credit to Ford-owned dealers.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity and Equity-Linked Issuances.  On May 18, 2009, we issued 345 million shares of Ford Common Stock pursuant to a public offering at a price of $4.75 per share, resulting in net proceeds totaling $1.59 billion.

In August 2009, pursuant to an equity distribution agreement with a certain broker-dealer, we issued from time to time in market transactions 71.6 million shares of Ford Common Stock for an aggregate price of $565 million, and used the proceeds to purchase $556 million principal amount of outstanding Ford Credit debt securities maturing prior to 2011, and pay related accrued interest of $9 million.  Pending their maturity, the Ford Credit debt securities are reflected in Automotive gross cash and, when the debt securities mature, their par value will be paid in cash by Ford Credit.  For additional detail, see Note 1 of the Notes to the Financial Statements.

In November 2009, we issued $2.875 billion principal amount of 4.25% Senior Convertible Notes due November 15, 2016 ("2016 Convertible Notes") in a public offering, resulting in net proceeds totaling $2.81 billion.  These notes are convertible, under certain circumstances, into Ford Common Stock at a conversion price of approximately $9.30 per share.  Upon conversion, we will have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Common Stock.  At December 31, 2009 the carrying value of the debt was $2.2 billion (which excludes the equity component of the convertible feature of this note valued at $704 million), reflecting the fair value of the debt obligation at date of issuance.

On December 4, 2009, we entered into another equity distribution agreement with certain broker-dealers pursuant to which we would offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales of Ford Common Stock under this equity distribution agreement are expected to be made over a several-month period by means of ordinary brokers' transactions on the New York Stock Exchange at market prices or as otherwise agreed.  Through December 31, 2009 and February 15, 2010, we issued 9.8 million and 41.9 million shares of Ford Common Stock for an aggregate price of $97 million and $470 million, respectively, resulting in net proceeds of $96 million and $466 million, respectively, which will be used for general corporate purposes.

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

As disclosed in our Current Report on Form 8-K dated November 24, 2009, on that date we entered into the Fourth Amendment to the Credit Agreement.  Prior to the Fourth Amendment, revolving lenders held commitments totaling $10.7 billion that matured on December 15, 2011.  As a result of the Fourth Amendment, lenders now have commitments totaling $7.2 billion in a new revolving facility that matures on November 30, 2013 and such lenders converted $724 million of their previously existing revolving loans to a new term loan that matures on December 15, 2013.  The new term loan has the same pricing, maturity, and other terms as the existing term loan, but is not subject to mandatory prepayments as is the existing term loan.  Those lenders who agreed to extend the maturity of their revolving commitments had the option to reduce their commitments by up to 25%, and received a 1 percentage point increase in interest rate margins, an increase in quarterly fees, and payment of an upfront fee.

Pursuant to these arrangements, on December 3, 2009, $2.3 billion of the revolving loan was repaid to effect the commitment reductions elected by extending lenders and certain other extending lenders increased their revolving loan commitments by, and funded, an aggregate of $400 million, thereby resulting in a net cash repayment by us of $1.9 billion.  Lenders with revolving commitments totaling $886 million elected not to extend those commitments, which will mature on the original maturity date of December 15, 2011.

At December 31, 2009, the revolving credit facility of the Credit Agreement totaled $8.1 billion, of which (i) $7.9 billion was utilized (including $418 million to support letters of credit), (ii) $7.2 billion matures on November 30, 2013 and (iii) $886 million matures on December 15, 2011.  Also on December 31, 2009, the term loans outstanding under the Credit Agreement totaled $5.3 billion.

The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash).  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Volvo Holding Company Inc. (a holding company for Volvo), and Ford Motor Company of Canada, Limited; 66% to 100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.

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

The following table provides detail of Borrowing Base values for various categories of collateral (in millions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables	$491	75%	$368
U.S. inventory	1,935	60%	1,161
Pledge of intercompany notes	4,713	N/A	3,073
Pledge of equity in Ford Credit and certain foreign subsidiaries (net of intercompany transactions)	18,872	75%	14,155
U.S. property, plant, and equipment subject to indenture limitation	4,539	N/A	2,181
Other U.S. machinery and equipment	2,813	40%	1,125
Intellectual property and U.S. trademarks (b)	7,900	N/A	2,500

Eligible value/borrowing base	$41,263		$24,563
__________
(a)
Based on formulas set forth in the Credit Agreement, and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2009; equity of Ford Credit is based on its book value at December 31, 2009, net of certain intercompany transactions, and equity in other subsidiaries is based on a multiple of their two-year average EBITDA less debt.

(b)	Value reflects independent third party valuation of trademarks.

As of December 31, 2009, the Borrowing Base value and the total outstanding amount of debt secured by collateral were $24,563 million and $13,206 million, respectively, compared with $23,183 million and $7,354 million, respectively, at December 31, 2008.  This resulted in a collateral coverage ratio of 1.86 to 1 at December 31, 2009, compared with a collateral coverage ratio of 3.15 to 1 at December 31, 2008.  The Borrowing Base value increased by $1.3 billion over the corresponding value at December 31, 2008, more than explained by improved equity in Ford Credit and the inclusion of Ford Brasil Ltda.  The debt secured by collateral increased by about $6 billion from the amount of debt secured at December 31, 2008, reflecting the (i) $10.1 billion revolving loan advanced to us on February 3, 2009, (ii) repurchase in March 2009 of $2.2 billion principal amount of term loans and (iii) repayment in December 2009 of $1.9 billion principal amount of revolving loans made in connection with the amendment and extension described above.  On a basis that assumes the revolving loan facility is fully drawn, the collateral coverage ratio at December 31, 2009 (1.84 to 1) increased from that at December 31, 2008 (1.33 to 1).

In addition to customary payment, representation, bankruptcy, and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money, and a change in control default.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Automotive Credit Facilities.*  At December 31, 2009, we had $628 million of other contractually-committed Automotive credit facilities with financial institutions, including $25 million of worldwide Automotive unsecured credit facilities and $603 million of local credit facilities to foreign Automotive affiliates.  Of the $628 million of contractually-committed, $130 million has been utilized.  Of the $498 million available for use, $60 million expire in 2010, $65 million expire in 2013, and $373 million expire in 2014.

DOE ATVM Program.  As disclosed in our Current Report on Form 8-K dated September 16, 2009 (the "September 2009 Form 8-K Report"), we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause Federal Financing Bank to enter into a Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans.  The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program that are incurred through mid-2012.  Advances under the Facility may be requested through June 30, 2012.  Each advance under the Facility will bear interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.  The principal amount of the loans under the Facility are payable in equal quarterly installments commencing on September 15, 2012 through June 15, 2022.  Through December 31, 2009 we have received $1.2 billion in loans under the Facility.  For additional details regarding the Arrangement Agreement and the Note Purchase Agreement, refer to Exhibits 10.1 and 10.2 filed with the September 2009 Form 8-K Report.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	December 31,
	2009	2008
Gross cash	$25.5	$13.4
Less:
Long-term debt	32.3	23.0
Debt payable within one year	2.1	1.2
Total debt	34.4	24.2
Net cash/(debt)	$(8.9)	$(10.8)

The change in total debt primarily is explained by the net $7.5 billion draw on our revolving credit facility discussed above, the two New Notes, totaling $7 billion, issued in connection with the UAW VEBA transaction discussed below, the issuance of $2.875 billion aggregate principal amount of the 2016 Convertible Notes discussed above, and the $10.1 billion of debt reduction actions discussed below.

See Note 19 of the Notes to the Financial Statements for our debt maturity table as of December 31, 2009 and additional debt disclosures.

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

•
An exchange offer by us for our 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes"), pursuant to which $4.3 billion principal amount of 2036 Convertible Notes was exchanged for an aggregate of 468 million shares of Ford Common Stock and $344 million in cash ($80 in cash per $1,000 principal amount of 2036 Convertible Notes exchanged).  This transaction settled on April 8, 2009.  An aggregate principal amount of $579 million of 2036 Convertible Notes remains outstanding with a carrying value of approximately $400 million.

Amendment to UAW Retiree Health Care Settlement Agreement.  As disclosed in our Current Report on Form 8-K dated July 22, 2009 ("July 2009 Form 8-K Report"), on July 23, 2009, we entered into an amendment to the UAW Retiree Health Care Settlement Agreement dated March 28, 2008 (the "Original Settlement Agreement") among and between us, the UAW, and certain class representatives, on behalf of the class of plaintiffs as set forth therein.  The Original Settlement Agreement established the UAW Retiree Medical Benefits Trust as a new VEBA trust (the "UAW VEBA Trust") that on December 31, 2009 would assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents.

Pursuant to the Original Settlement Agreement, in April 2008, we issued to VEBA-F Holdings LLC, a then-wholly owned subsidiary of ours (the "LLC"):  (a) $3.3 billion aggregate principal amount of 5.75% Convertible Notes Due January 1, 2013 (the "Convertible Notes"); (b) a $3 billion aggregate principal amount 9.50% Second Lien Term Note Due January 1, 2018 (the "Term Note") and a corresponding guaranty issued by certain subsidiary guarantors (the "Term Note Guaranty"); and (c) a promissory note dated January 5, 2009 in an aggregate principal amount of $2.3 billion, which is equal to the market value of the assets in the TAA held by the LLC on December 31, 2008 (the "TAA Note" and, together with the Convertible Notes, the Term Note and the Term Note Guaranty, the "Old Securities").

The amendment to the Original Settlement Agreement (the "Amended Settlement Agreement"), and the forms of the New Securities, the Exchange Agreement and the Registration Rights Agreement (each as defined below), were filed as exhibits to the July 2009 Form 8-K Report.  The Amended Settlement Agreement changed the Original Settlement Agreement to provide for smoothing of payment obligations and to give us the option to use Ford Common Stock to satisfy up to approximately 50% of our future payment obligations to the UAW VEBA Trust.

The Amended Settlement Agreement was approved by the U.S. District Court for the Eastern District of Michigan on November 9, 2009.  On December 8, 2009, the U.S. Department of Labor published in the Federal Register a Notice of Proposed Individual Exemption (the "Exemption") that would be retroactive to December 31, 2009 and would, among other things, permit the transfer to the UAW VEBA Trust and allow the UAW VEBA Trust to hold the New Securities (as defined below).  This, along with prior discussions with the U.S. Department of Labor, met the condition under the Amended Settlement Agreement of obtaining the Exemption or reasonable assurance of retroactive effect thereof satisfactory to Ford and the UAW VEBA Trust.

On December 11, 2009, in accordance with the Amended Settlement Agreement and pursuant to a Securities Exchange Agreement dated as of December 11, 2009 among us, the LLC and certain subsidiary guarantors (the "Exchange Agreement"), we issued to the LLC in exchange for the Old Securities:  (i) an Amortizing Guaranteed Secured Note Maturing June 30, 2022 with an original principal amount of $6.7 billion and with a fair value at December 31, 2009 of about $4.8 billion ("New Note A") excluding a "true-up amount" (described below); (ii) an Amortizing Guaranteed Secured Note Maturing June 30, 2022 with an original principal amount of $6.5 billion and with a fair value at December 31, 2009 of about $4.5 billion ("New Note B" and, together with New Note A, the "New Notes"); (iii) guaranties by certain subsidiary guarantors of the New Notes, limited to an aggregate of $3 billion of obligations thereunder (the "Guaranties") and (iv) warrants to purchase 362,391,305 shares of Ford Common Stock, issued pursuant to a Warrant Agreement (the "Warrant Agreement") dated December 11, 2009 between us and the LLC (the "Warrants" and, together with the New Notes and Guaranties, the "New Securities").  The New Notes are secured on second lien basis, to the extent of $3 billion of obligations thereunder, with collateral securing our obligations under the Credit Agreement.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under New Note B, we have the option, subject to certain conditions, of making each payment in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Any Ford Common Stock to be delivered in satisfaction of such payment obligation is to be valued based on its volume-weighted average price per share for the 30 trading-day period ending on the second business day prior to the relevant payment date ("30-day VWAP price").

The Warrants, which expire on January 1, 2013, entitle the holder thereof to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share.  Generally, the warrants can be exercised at any time, but the underlying shares cannot be transferred prior to October 1, 2012, unless the closing sale price of Ford Common Stock was above $11.04 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day in the preceding calendar quarter.  Upon exercise of the Warrants, the warrant holder has the option to elect to have us settle on a cashless, net share basis (i.e., delivering to the holder shares of Ford Common Stock having a value equal to the "in-the-money" value of the Warrants being exercised).

In addition, on December 11, 2009, we entered into a Securityholder and Registration Rights Agreement with the LLC (the "Registration Rights Agreement"), which provides for certain hedging restrictions, certain sales restrictions relating to the Warrants and shares of Ford Common Stock underlying the Warrants and delivered in payment of New Note B, and customary registration rights relating to the sale of shares of Ford Common Stock received by the UAW VEBA Trust pursuant to our stock payment option under New Note B, as well as the Warrants and shares of Ford Common Stock issued upon the exercise thereof.

As disclosed previously, notwithstanding our option to pay a portion of our obligations to the UAW VEBA Trust in stock in lieu of cash, we will use our discretion in determining which form of payment makes sense at the time of each required payment, balancing liquidity needs and preservation of shareholder value.  In making such a determination, we will consider facts and circumstances existing at the time of each required payment, including market and economic conditions, our available liquidity, and the price of Ford Common Stock.

On December 31, 2009, with respect to New Note A, we paid to the LLC the payment due on that date of $1.3 billion, the payment of a true-up amount of $150 million, and a partial prepayment of New Note A in the amount of $500 million.  The true-up amount was negotiated as part of the arrangement for us to use during 2009 the cash in the TAA in exchange for a fixed return of 9% per annum plus an amount that represents a hypothetical return on a portfolio of assets invested 70% in the equity markets and 30% in fixed income markets, subject to a cap of $150 million.  Because the equity markets performed well in 2009, the true-up amount met the $150 million cap.

Also on December 31, 2009, with respect to New Note B, we paid to the LLC the payment due on that date of $610 million in cash.  We decided to make the New Note B payment in cash because the 30-day VWAP price was $9.13 and the December 31, 2009 closing sale price of Ford Common Stock was $10.00 per share.

After giving effect to the payments made on the New Notes on December 31, 2009, the New Notes had a fair value of $7 billion.

Thereafter, at the close of business on December 31, 2009, we transferred to the UAW VEBA Trust:  (i) our ownership interest in the LLC, which was the legal owner of the New Securities and which held cash and marketable securities in its TAA with a value on that date of $619 million, and (ii) the assets in our then-existing internal VEBA trust consisting of cash and marketable securities with a value on December 31, 2009 of $3.5 billion.  The transfer by us to the UAW VEBA Trust of the ownership of these assets, including the beneficial ownership of the New Securities, irrevocably settled our obligation, valued at about $13.6 billion on December 31, 2009, to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The schedule of remaining payments for each of the New Notes (which reflects the partial prepayment made on New Note A described above), as well as the prepayment amount for each of the New Notes in the event we were to pay the remaining balance in full on the corresponding payment date, is as follows:

Payment Date	Principal Payments Note A	Prepayment Amount Note A	Principal Payments Note B	Prepayment Amount Note B
June 30, 2010	$249,452,786	$3,211,519,680	$609,950,000	$4,232,000,000
June 30, 2011	249,452,786	3,228,652,915	609,950,000	3,948,000,000
June 30, 2012	584,063,591	3,247,328,141	654,000,000	3,638,000,000
June 30, 2013	584,063,591	2,902,958,359	654,000,000	3,253,000,000
June 30, 2014	584,063,591	2,527,595,297	654,000,000	2,832,000,000
June 30, 2015	584,063,591	2,118,449,560	654,000,000	2,375,000,000
June 30, 2016	584,063,591	1,672,480,706	654,000,000	1,875,000,000
June 30, 2017	584,063,591	1,186,374,655	654,000,000	1,331,000,000
June 30, 2018	584,063,591	656,519,060	654,000,000	738,000,000
June 30, 2019	22,364,733	78,976,461	26,000,000	92,000,000
June 30, 2020	22,364,733	61,706,784	26,000,000	72,000,000
June 30, 2021	22,364,733	42,882,836	26,000,000	50,000,000
June 30, 2022	22,364,733	22,364,733	26,000,000	26,000,000

Pension Plan Contributions.  Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  We do from time to time make contributions beyond those legally required.

In 2009, we made $900 million of cash contributions to our funded pension plans.  During 2010, we expect to contribute $1.1 billion to our worldwide funded pension plans from available Automotive cash and cash equivalents.  In addition, benefit payments made directly by us for unfunded plans are expected to be about $400 million.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2010.  For a further discussion of our pension plans, see Note 18 of the Notes to the Financial Statements.

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and improve our balance sheet.  The actions described above are consistent with this priority.  Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to transform our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due, and provide a cushion within the uncertain global economic environment.  We will continue to look for opportunities to improve our balance sheet, primarily by working to improve our underlying business to generate positive Automotive operating-related cash flow.

Financial Services Sector

Ford Credit

Funding Strategy.  Ford Credit's funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  As a result of lower long-term senior unsecured credit ratings assigned to Ford Credit over the past few years, its unsecured funding costs have increased over time.  While Ford Credit has accessed the unsecured debt market when available, Ford Credit has increased its use of securitization funding as this has been more cost effective than unsecured funding and has allowed Ford Credit access to a broader investor base.  Ford Credit plans to meet a significant portion of its 2010 funding requirements through securitization transactions.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.

Consistent with the overall market, Ford Credit has been impacted by volatility and disruptions in the asset-backed securitization markets since August 2007.  The recent global credit environment has presented many challenges, including reduced access to public and private unsecured and securitization markets, increased credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on its committed liquidity programs, reduced net proceeds from securitization transactions due to greater enhancements, shorter maturities in Ford Credit's public and private securitization transactions in certain circumstances, and reduced capacity to obtain derivatives to manage market risk, including interest rate risk, in Ford Credit's securitization programs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

While challenges remain, Ford Credit saw improvement in the capital markets in the last three quarters of 2009 evidenced by improvement in market access and credit spreads, including: four unsecured debt issuances in the United States and one in Europe totaling about $5 billion with significantly improved U.S. credit spreads from the first to the most recent; increasingly tighter spreads on Ford Credit's triple-A rated classes of Ford Credit's U.S. retail securitization transactions; a non-TALF public retail securitization transaction in November 2009; two European public retail securitization transactions in the fourth quarter of 2009; Ford Credit's first public wholesale securitization transaction since 2006 in October 2009; a two-year committed lease facility in December 2009; and the sale of over $150 million of subordinated notes from Ford Credit's September 2009 public retail securitization transaction.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in Ford Credit's asset-backed funding, as well as disruption beyond the expiration of the government-sponsored securitization funding programs.  Potential impact of industry events on Ford Credit's ability to access debt and derivatives markets or renew its committed liquidity programs in sufficient amounts and at competitive rates represents another risk to Ford Credit's funding plan.  As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

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

Ford Credit's funding sources include primarily securitization transactions (including other structured financings) and unsecured debt.  Ford Credit issues both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.  Ford Credit sponsors a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets.

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and other international markets.  At December 31, 2009, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was about $4 billion.  At present, all of Ford Credit's short-term credit ratings by nationally recognized statistical rating organizations ("NRSROs") are below the Tier-2 category, and as a result it has limited access to the unsecured commercial paper market and Ford Credit's unsecured commercial paper cannot be held by money market funds.  At December 31, 2009, the principal amount outstanding of Ford Credit's unsecured commercial paper was less than $1 million.  Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations.  Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient for Ford Credit's unsecured short-term funding obligations.

Government-Sponsored Securitization Funding Programs.  Government-sponsored securitization funding programs have helped stabilize the asset-backed securitization market.  Since the third quarter of 2009, Ford Credit significantly reduced the use of these programs as its access to the public and private securitization and unsecured markets continued to improve.

Commercial Paper Funding Facility ("CPFF"):  The CPFF became operational in October 2008 and purchased unsecured and asset-backed commercial paper from U.S. issuers.  In 2008, Ford Credit registered to sell up to $16 billion from its asset-backed commercial paper program ("FCAR") to the CPFF.  At December 31, 2008, FCAR had $7 billion of commercial paper outstanding under the CPFF, which represented about 60% of FCAR's outstanding balance.  FCAR was able to issue a limited amount of commercial paper to investors during the first half of 2009 and at lower interest rates than under CPFF, but with a relatively short average maturity compared with CPFF and often overnight.  FCAR issued a total of $9 billion of commercial paper to the CPFF in 2009, all of which had matured by September 30, 2009.  Commercial paper was sold to the CPFF at a price based on the designated benchmark rate, plus a spread of 300 basis points.  This represented a significantly higher rate than those that prevailed in the asset-backed commercial paper market before August 2007, when the disruptions in the debt and asset-backed securitization markets began.  As a result of improvements in the asset-backed commercial paper market, as well as a reduction in the overall size of FCAR, FCAR is able to issue commercial paper outside the CPFF at prices and average maturities that are close to those that prevailed before August 2007.  The CPFF ceased purchasing commercial paper on February 1, 2010.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Term Asset-Backed Securities Loan Facility ("TALF"):  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  Under TALF, the Federal Reserve Bank of New York ("FRBNY") makes loans to holders of TALF-eligible asset-backed securities.  The loans are equal to the market value of the asset-backed securities less a discount.  Interest rates on most TALF loans are 100 basis points over the respective term benchmark rate, and discounts vary according to the assets supporting the asset-backed securities.  The TALF program revived the asset-backed securitization market by attracting new investors who purchased asset-backed securities, receiving higher spreads on these securities than the spreads they pay on their loans from FRBNY.  As investor demand increased due to the liquidity provided by TALF, spreads generally narrowed on Ford Credit's issuances and the percentage of non-TALF investors increased.  As the spread on certain asset-backed securities fell below the 100 basis point spread on TALF loans, Ford Credit's TALF-eligible asset-backed securities were purchased almost exclusively by non-TALF investors.

Ford Credit issued $10.3 billion of TALF-eligible asset-backed securities in 2009, of which $2.2 billion amortized during the year and $8.1 billion was outstanding at December 31, 2009.  Ford Credit has also issued a total of $1.3 billion of TALF-eligible asset-backed securities in 2010.  The following table summarizes Ford Credit's TALF-eligible issuances including the weighted average spread of the triple-A rated notes over the relevant benchmark rates for securitization transactions:

Date	Issuer	Size (in billions)	Weighted Average Spread (basis points)
Retail Installment
March 2009	Ford Credit Auto Owner Trust 2009 – A	$3.0	295
June 2009	Ford Credit Auto Owner Trust 2009 – B	1.9	161
July 2009	Ford Credit Auto Owner Trust 2009 – C	1.0	165
September 2009	Ford Credit Auto Owner Trust 2009 – D	2.1	83

Wholesale
October 2009	Ford Credit Master Owner Trust 2009 – 2	1.5	155
January 2010	Ford Credit Master Owner Trust 2010 – 1	1.3	165

Retail Lease
June 2009	Ford Credit Auto Lease Trust 2009 – A	0.8	211

Ford Credit recently completed two public asset-backed securitization transactions that were not TALF-eligible: a retail securitization transaction with a weighted average spread of 48 basis points on the triple-A rated notes in November 2009 and a lease securitization transaction with a weighted average spread of 54 basis points on the triple-A rated notes in February 2010.  In January 2010, Ford Credit issued about $230 million of non-TALF subordinated wholesale asset-backed securities that were rated double-A and single-A.  In February 2010, Ford Credit also issued $250 million of private wholesale asset-backed securities with a maturity of five years compared with the three-year maturity of Ford Credit's previous TALF transactions.  Ford Credit does not plan to complete any additional TALF-eligible retail or lease transactions before the expected expiration of TALF on March 31, 2010.  Given the recent improvements in the securitization market, and absent further significant market disruptions, Ford Credit has confidence it can obtain funding in the public securitization markets without TALF.

European Central Bank ("ECB") Open Market Operations:  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  The present term limitation is three months; however, in the past the term has been as long as one year.  The funding efficiency of liquidity provided under this program is typically lower than if the asset-backed securities were placed in the public or private markets because the ECB applies its own market valuation to the collateral and a discount to the original face value of the asset-backed securities.  The market valuation and discount vary by the term of the asset, asset type, and jurisdiction of the asset.  During the first half of 2009, FCE used the ECB's open market operations program to provide additional liquidity at a time when access to the asset-backed securitization market was limited and costs for such funding were significantly higher than in the past.  FCE had $1.8 billion and $1.1 billion of funding through the ECB at December 31, 2009 and 2008, respectively.  During the second half of 2009, improvements in the asset-backed securitization market allowed FCE to receive funding from public and private securitization transactions and sell collateral previously posted with the ECB in the secondary markets.  Ford Credit expects FCE's utilization of the ECB open market operations program to decline.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funding Portfolio.  Ford Credit's outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated (in billions, except for ratios):

	December 31,
Debt	2009	2008
Asset-backed commercial paper (a)(b)	$6.4	$11.5
Other asset-backed short-term debt (a)	4.5	5.6
Ford Interest Advantage (c)	3.6	2.0
Unsecured commercial paper	—	—
Other short-term debt	0.9	1.0
Total short-term debt	15.4	20.1
Unsecured long-term debt (including notes payable within one year)	38.9	51.2
Asset-backed long-term debt (including notes payable within one year) (a)	42.0	55.2
Total debt	96.3	126.5

Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	0.1	0.6
Retained interest	—	(0.1)
Total off-balance sheet securitization transactions	0.1	0.5

Total debt plus off-balance sheet securitization transactions	$96.4	$127.0

Ratios
Securitized funding to managed receivables	56%	62%
Short-term debt and notes payable within one year to total debt	43	50
Short-term debt and notes payable within one year to total capitalization	39	46
__________
(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	At December 31, 2009, Ford Credit did not have any asset-backed commercial paper sold to the CPFF. At December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $7 billion.
(c)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

At December 31, 2009, unsecured long-term debt (including notes payable within one year) was down about $12 billion from year-end 2008, primarily reflecting about $18 billion of debt maturities and repurchases, offset partially by about $6 billion of new unsecured public and private long-term debt issuance.  Unsecured long-term debt maturities were as follows: 2010 — $7 billion; 2011 — $11 billion; 2012 — $7 billion; and the remainder thereafter.  At December 31, 2009, asset-backed long-term debt (including notes payable within one year) was down about $13 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances for 2008 and 2009 and its planned issuances for 2010 (in billions):

	2010 Forecast	2009	2008
Public Term Funding
Unsecured	$3 – 6	$5	$2
Securitization transactions	8 – 12	15	11
Total public term funding	$12 – 17	$20	$13

Private Term Funding*	$8 – 13	$11	$29
__________
*	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper program.

In 2009, Ford Credit completed about $20 billion of public term funding transactions, including: about $12 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe; about $2 billion of wholesale asset-backed securitization transactions in the United States; about $1 billion of lease asset-backed securitization transactions in the United States; and about $5 billion of unsecured issuances.  In 2009, Ford Credit completed about $11 billion of private term funding transactions (excluding Ford Credit's on-balance sheet asset-backed commercial paper program) in several markets, including about $4 billion in Canada.  These private transactions included retail, lease, and wholesale asset-backed securitization transactions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2009, total issuance was about $11 billion lower than 2008, primarily reflecting lower funding requirements resulting from lower receivables.  However, 2009 public issuance was about $7 billion higher than 2008, primarily reflecting the availability of and Ford Credit's preference to issue in the public markets.  In 2009, there was a corresponding reduction in reliance on private capacity as Ford Credit lowered its utilization of committed funding programs.

Through February 24, 2010, Ford Credit completed about $4 billion of public term funding transactions, including about $1 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, about $1 billion for a lease asset-backed securitization transaction in the United States, about $1 billion of wholesale asset-backed securitization transactions in the United States, and about $1 billion of unsecured issuances.  Ford Credit also completed about $1 billion of private term funding transactions, primarily reflecting retail and wholesale asset-backed securitization transactions in the United States and Europe.

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate.  Spreads are typically measured in basis points.  Ford Credit's asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate ("LIBOR") or other comparable benchmark rates.  Ford Credit's floating rate demand notes funding costs are changed depending on market conditions.  In addition to enhancing Ford Credit's liquidity, one of the main reasons that Ford Credit has increased its use of securitization transactions as a funding source over the last few years has been that spreads on Ford Credit's securitization transactions have been more stable and lower than those on Ford Credit's unsecured long-term debt funding.  Prior to August 2007, Ford Credit's securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while its unsecured long-term spreads were volatile.  Consistent with the overall market, Ford Credit was impacted by volatility in the asset-backed securitization market beginning in the second half of 2007.  Ford Credit experienced higher spreads for several of its committed liquidity programs as well as its public and private issuances.  During 2009, Ford Credit's spreads on the three-year fixed rate notes offered in its U.S. public retail securitization transactions decreased from 425 basis points to 70 basis points over the relevant benchmark rates from March 2009 to November 2009, respectively.  During 2009, Ford Credit's U.S. unsecured long-term debt transaction spreads decreased from 1,006 basis points to 480 basis points over the relevant benchmark rates from June 2009 to December 2009, respectively.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	2009	2008	2007
Cash, cash equivalents, and marketable securities*	$17.3	$23.6	$16.7

Committed liquidity programs	23.2	28.0	36.8
Asset-backed commercial paper ("FCAR")	9.3	15.7	16.9
Credit facilities	1.3	2.0	3.0
Committed capacity	33.8	45.7	56.7
Committed capacity and cash	51.1	69.3	73.4
Less: Capacity in excess of eligible receivables	(6.5)	(4.8)	(4.7)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(5.2)	(5.5)	(4.7)
Liquidity	39.4	59.0	64.0
Less: Utilization	(18.3)	(37.6)	(36.1)
Liquidity available for use	$21.1	$21.4	$27.9
__________
*	Excludes marketable securities related to insurance activities.

At December 31, 2009, committed capacity and cash shown above totaled $51.1 billion, of which $39.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.5 billion and cash required to support on-balance sheet securitization transactions of $5.2 billion).  At December 31, 2009, $18.3 billion was utilized, leaving $21.1 billion available for use (including $12.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

At December 31, 2009, Ford Credit's liquidity available for use was lower than year-end 2008 by about $300 million, as debt maturities and cash payments were higher than the impact of lower receivables and new debt issuances.  The reduction in liquidity available for use from year-end 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods.  Liquidity available for use was 22% of managed receivables.  In addition to the $21.1 billion of liquidity available for use, the $6.5 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to alternate markets and asset classes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2009, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $17.3 billion, compared with $23.6 billion at year-end 2008.  In the normal course of Ford Credit's funding activities, it may generate more proceeds than are required for Ford Credit's immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of Ford Credit's other funding programs.

Credit Facilities and Committed Liquidity Programs.  See Note 19 of the Notes to the Financial Statements for more information regarding credit facilities and committed liquidity programs for Ford Credit.  While there is a risk of non-renewal of some of Ford Credit's committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, Ford Credit's capacity in excess of eligible receivables would enable it to absorb some reductions.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.

Balance Sheet Liquidity Profile.  Ford Credit defines its balance sheet liquidity profile as the cumulative maturities of its finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods.  The following table shows Ford Credit's balance sheet liquidity profile for the periods presented as of December 31, 2009 (in billions):

	Cumulative Maturities
	Through 2010	Through 2011	Through 2012	Through 2013 and Thereafter
Finance receivables (a), investment in operating leases (b), and cash (c)	$73.1	$95.0	$105.5	$113.3
Debt	(49.9)	(70.5)	(81.7)	(96.6)
Finance receivables, investment in operating leases and cash over/(under) debt	$23.2	$24.5	$23.8	$16.7
__________
(a)	Finance receivables net of unearned income.
(b)	Investment in operating leases net of accumulated depreciation.
(c)	Cash includes cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2009.

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases and cash.  Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination.  The 2010 finance receivables maturities in the table above include all of the wholesale receivables maturities that are otherwise extending beyond 2010.  The table above also reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2010 maturities include all of the wholesale securitization transactions that otherwise extend beyond 2010; and
•
Retail securitization transactions under certain committed liquidity programs are treated as amortizing on January 1, 2010 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2010.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing Ford Credit's capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity
		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents and Marketable Securities (a)	-	Adjustments for Derivative Accounting on Total Debt (b)
Managed Leverage	=
						Equity	-	Adjustments for Derivative Accounting on Equity (b)
__________
(a)           Excluding marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	December 31,
	2009	2008	2007
Total debt	$96.3	$126.5	$139.4
Equity	11.0	10.6	13.4
Financial statement leverage (to 1)	8.8	12.0	10.4

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	December 31,
	2009	2008	2007
Total debt	$96.3	$126.5	$139.4
Securitized off-balance sheet receivables outstanding	0.1	0.6	6.0
Retained interest in securitized off-balance sheet receivables	—	(0.1)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(17.3)	(23.6)	(16.7)
Adjustments for derivative accounting (b)	(0.2)	(0.4)	—
Total adjusted debt	$78.9	$103.0	$128.0

Equity	$11.0	$10.6	$13.4
Adjustments for derivative accounting (b)	(0.2)	(0.2)	(0.3)
Total adjusted equity	$10.8	$10.4	$13.1
Managed leverage (to 1)	7.3	9.9	9.8
__________
(a)           Excluding marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business.  Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, is exposed to credit risk.  Accordingly, Ford Credit evaluates charge-offs, receivables, and leverage on a managed as well as a financial statement basis.  Ford Credit also deducts cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support its operations and amounts to support on-balance sheet securitization transactions.  Ford Credit makes derivative accounting adjustments to its assets, debt, and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitization transactions.  The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates.  Ford Credit generally repays its debt obligations as they mature.  As a result, Ford Credit excludes the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates.  Ford Credit believes the managed leverage measure provides its investors with meaningful information regarding management's decision-making processes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At December 31, 2009, Ford Credit's managed leverage was 7.3 to 1, compared with 9.9 to 1 a year ago.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In 2009, Ford Credit distributed $1.5 billion to its parent, which included in the first quarter of 2009 a non-cash distribution of about $1.1 billion and in the third quarter of 2009 a cash distribution of $400 million and a non-cash distribution of $31 million for Ford Credit's ownership interest in AB Volvofinans.

Securitization Transactions by Ford Credit

Securitization.  Ford Credit securitizes finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding, and revolving structures.  Ford Credit also sells finance receivables in structured financing transactions.  Due to the similarities between securitization and structured financing, Ford Credit refers to structured financings as securitization transactions.  Ford Credit's securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.  Ford Credit completed its first securitization transaction in 1988, and regularly securitizes assets, purchased or originated, in the United States, Canada, Mexico, and Europe.

Most of Ford Credit's securitization transactions do not satisfy the requirements for accounting sale treatment, and the securitized assets and related debt remain on Ford Credit's balance sheet.  Some of Ford Credit's securitization transactions, however, do satisfy accounting sale treatment and are not reflected on Ford Credit's balance sheet in the same way as debt funding.  All of Ford Credit's securitization transactions since the first quarter of 2007 have been on-balance sheet transactions.  Both on- and off-balance sheet securitization transactions have an effect on its financial condition, operating results, and liquidity.

Ford Credit securitizes its assets because the securitization market provides it with a lower cost source of funding compared with unsecured debt given Ford Credit's present credit ratings, and it diversifies Ford Credit's funding among different markets and investors.  In the United States, Ford Credit is generally able to obtain funding in two days for its unutilized capacity in most of its committed liquidity programs.  New programs and new transaction structures typically require substantial development time before coming to market.

In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity ("SPE") in order to isolate the securitized assets from the claims of Ford Credit's other creditors and ensure that the cash flows on the securitized assets are available for the benefit of securitization investors.  As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements, and not on Ford Credit's creditworthiness.  Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them.

Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities.  Some SPEs, such as certain trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and generally are dissolved when those securities have been paid in full.  Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.

Ford Credit's use of SPEs in its securitization transactions is consistent with conventional practices in the securitization industry.  Ford Credit sponsors the SPEs used in all of its securitization programs with the exception of bank-sponsored conduits.  None of Ford Credit's officers, directors, or employees holds any equity interests in its SPEs or receives any direct or indirect compensation from the SPEs.  These SPEs do not own Ford Credit's Shares or shares of any of its affiliates.

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction.  For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt).  Generally, Ford Credit selects the assets to be included in a particular securitization randomly from its entire portfolio of assets that satisfy the applicable eligibility criteria.

Ford Credit provides various forms of credit enhancements to reduce the risk of loss for securitization investors.  Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities).  Ford Credit may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity.  Payment enhancements include yield supplement arrangements, interest rate swaps, and other hedging arrangements, liquidity facilities, and certain cash deposits.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund), and residual interests.  Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses.  Ford Credit retains credit risk in securitization transactions because its retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors.  Based on past experience, Ford Credit expects that any losses in the pool of securitized assets would likely be limited to its retained interests.

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

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets and have no right to require Ford Credit to repurchase their investments.  Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or make monetary contributions or contributions of additional assets to its SPEs either due to the performance of the securitized assets or the credit rating of its short-term or long-term debt.  However, as the seller and servicer of the securitized assets, Ford Credit is obligated to provide certain kinds of support to its securitization transactions, which are customary in the securitization industry.  These obligations include indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of certain amounts.

Risks to Continued Funding under Securitization Programs.  The following securitization programs contain structural features that could prevent Ford Credit from using these sources of funding in certain circumstances:

•
Retail Securitization.  If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities or issue additional commercial paper and would wind down its operations.  In addition, if credit losses or delinquencies in Ford Credit's portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•
Retail Conduits. If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization or credit enhancements for such pool decreases below a specified level, Ford Credit will not have the right to sell additional pools of assets to that conduit.

•
Wholesale Securitization.  If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, Ford Credit will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Retail Warehouse.  If credit losses or delinquencies in Ford Credit's portfolio of retail assets exceed specified levels, Ford Credit will be unable to obtain additional funding from the securitization of retail installment sale contracts through its retail warehouse facility  (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•
Lease Warehouse.  If credit losses or delinquencies in Ford Credit's portfolio of retail lease contracts exceed specified levels, Ford Credit will be unable to obtain additional funding from the securitization of retail lease contracts through its lease warehouse facility  (i.e., a credit facility under which draws are backed by the retail lease contracts).

In the past, these features have not limited Ford Credit's ability to use securitization to fund its operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the specific transaction-related structural features discussed above, Ford Credit's securitization programs may be affected by the following factors:  market disruption and volatility, the market capacity for Ford Credit and Ford Credit's sponsored investments, the general demand for the type of assets supporting the asset-backed securities, the availability of committed liquidity facilities, the amount and credit quality of assets available, the performance of assets in its previous securitization transactions, accounting and regulatory changes, and Ford Credit's credit ratings.  In addition, a bankruptcy of Ford, Ford Credit, or FCE would cause certain of Ford Credit's funding transactions to amortize and result in a termination of certain liquidity commitments.  If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitization transactions were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit's financial condition and results of operations, which could adversely affect its ability to support the sale of Ford vehicles.

On-Balance Sheet Arrangements

Most of Ford Credit's securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in Ford Credit's financial statements.  Ford Credit expects its future securitization transactions to be on-balance sheet.  Ford Credit believes on-balance sheet arrangements are more transparent to its investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitization transactions are as follows (in billions):

	2009	2008
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations	$74.8	$89.3
Cash balances to be used only to support the on-balance sheet securitizations	5.2	5.5
Debt payable only out of collections on the underlying securitized assets and related enhancements	52.9	72.2

See Note 19 of the Notes to the Financial Statements for more information regarding on-balance sheet securitization transactions.

Off-Balance Sheet Arrangements

We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.  These include securitizations by Ford Credit in off-balance sheet transactions, variable interest entities ("VIEs") and guarantees.  For a discussion of our VIEs and guarantees, see Notes 13 and 31, respectively, of the Notes to the Financial Statements.

Ford Credit has not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since the first quarter of 2007, which is consistent with Ford Credit's plan to execute on-balance sheet securitization transactions.

Total Company

Equity/(Deficit).  At December 31, 2009, Total equity/(deficit) attributable to Ford Motor Company was negative $7.8 billion, an improvement of $7.9 billion compared with December 31, 2008.  The improvement is more than explained by favorable changes in Capital in excess of par value of stock (primarily the various equity issuances ($1.9 billion), the conversion of a portion of the 2036 Convertible Notes ($1.4 billion), the issuance of warrants related to the UAW Amended Settlement Agreement ($1.2 billion), the equity component related to the issuance of the 2016 Convertible Notes (about $700 million), and the debt securities exchanged for equity (about $600 million)); and favorable changes in Retained earnings (primarily related to 2009 net income attributable to Ford ($2.7 billion)).

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

The following rating actions have been taken by these NRSROs since October 1, 2009:

Ford
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

On December 1, 2009, DBRS upgraded Ford's issuer Rating to B(low) from CCC(high) and upgraded Ford's senior secured rating to B(high) from B(low).  DBRS' outlook for Ford remains stable. Also on December 1, Fitch Ratings upgraded Ford's senior secured rating to B+ from B, with a positive outlook.

On January 11, 2010, Fitch upgraded Ford's corporate rating to B- from CCC and the senior secured rating to BB- from B+; the outlook remains positive.

Ford Credit
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

On December 1, 2009, DBRS upgraded Ford Credit's corporate and senior unsecured ratings to B from B (low) with a stable outlook.

On January 11, 2010, Fitch upgraded Ford Credit's corporate rating to B- from CCC, the senior unsecured rating to B+ from B, and the short-term rating to B from C; the outlook remains positive.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC	B (high)	Stable	B	R-5	Stable
Fitch	B-	CC	BB-	Positive	B+	B	Positive
Moody's	B3	Caa1	Ba3	Stable	B3	NP	Review
S&P	B-	CCC	B-	Stable	B- *	NR	Stable
__________
*  S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

Although a global economic recovery is underway, the economic environment remains uncertain.  We believe that in the face of this uncertainty, our One Ford plan – to aggressively restructure our business to operate profitably at current demand and changing model mix, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment, and discussion and assessment of the risks and opportunities with regard to our planning assumptions, see our "Risk Factors" and "Overview" discussion above, and "Critical Accounting Estimates" discussion below.

Our projection of upcoming vehicle production (including Ford-badged vehicles manufactured by unconsolidated affiliates and non-Ford-badged vehicles manufactured by Ford or its consolidated affiliates) is as follows (in thousands):

	First Quarter 2010
	Vehicle Unit Production	Over/(Under) First Quarter 2009
Ford North America	570	221
Ford South America	111	12
Ford Europe	440	97
Ford Asia Pacific Africa	147	49
Volvo	93	28

The increase in first quarter 2010 production compared with a year ago reflects strong customer demand for our products, and the non-recurrence of prior-year dealer stock declines.  We expect gradual improvement in global industry sales volume during 2010, but significant uncertainties remain.  As a result of the very effective 2009 scrappage programs in Europe, we expect vehicle demand in that region to be lower in 2010, particularly in Germany.

Our planning assumptions for 2010 include the following:

Industry Volume (a)	Full-Year Plan
(million units)
–United States	11.5 – 12.5
–Europe (b)	13.5 – 14.5

Operational Metrics (c)
Compared with prior year:
–Quality	Improve
–Automotive Structural Costs (d)	Somewhat Higher
–U.S. Market Share (Ford Lincoln Mercury)	Equal / Improve
–U.S. Share of Retail Market	Equal / Improve
–Europe Market Share (b)	Equal
Absolute Amount:
–Automotive Operating-Related Cash Flow (e)	Positive
–Capital Spending	$4.5 Billion – $5 Billion
__________
(a)           Includes medium and heavy trucks.
(b)           For the 19 markets we track in Europe as defined in Item 1.
(c)           Excludes Volvo, and reflects new accounting standard effective January 1, 2010 related to the consolidation of variable interest entities.
(d)	Structural cost changes are measured at constant exchange, and exclude special items and discontinued operations.
(e)           See "Liquidity and Capital Resources" discussion above for reconciliation to U.S. GAAP.

Although we see improvement in leading economic indicators in our major markets and financial markets have continued to normalize with ongoing policy support, low levels of consumer confidence and continuing labor market weakness present a challenge to the near-term economic outlook (particularly for the United States and Europe).  The outlook for consumer spending in the United States and Europe remains weak, with below-trend growth likely in 2010.  In addition, our suppliers and dealers have been weakened by the global economic downturn.

Commodity prices have begun to increase with the emergence of initial signs of economic recovery, and we anticipate this trend will continue in 2010.  Our business also will continue to be affected by currency volatility.

We experienced significant positive net pricing in 2009; we expect year-over-year improvement in 2010, but this will be a smaller magnitude than in 2009.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As reported, we have achieved significant structural cost reductions over the past four years; in 2010, we expect Automotive structural costs to be somewhat higher as we increase production to meet demand.

We expect that full-year 2010 Automotive operating-related cash flow will be positive, though less than the run rate implied by our strong second half 2009 cash flow.  Our recent performance was heavily influenced by seasonal factors, including normal year-end inventory reductions, and significant non-recurring factors such as tax refunds and higher production to rebuild depleted dealer stocks.

Capital spending in 2010 is expected to be in the range of $4.5 billion to $5 billion as we continue to focus on our product plan.  This planning assumption for capital spending excludes Volvo and joint ventures that are being deconsolidated under the new accounting standard effective January 1, 2010.  On a comparable basis, planned 2010 capital spending is about $1 billion higher than our actual 2009 spending.

We have excluded Volvo from our 2010 planning assumptions based on its held-for-sale status.  As announced, we have settled on substantive terms for the sale of Volvo to Zhejiang Geely Group Holding Co. Ltd.  While some work still remains relating to final documentation, financing and government approvals, we expect to reach a definitive sales agreement in the first quarter of 2010, with closing of the sale likely to occur in the second quarter of 2010.

While deconsolidation of joint ventures pursuant to the new accounting standard will have no effect on Net income/(loss) attributable to Ford Motor Company and is not expected to have a substantial impact on total cash flow, we estimate that the accounting change will reduce our full-year 2010 pre-tax operating results by $350 million to $400 million.  Additionally, deconsolidation will reduce Automotive gross cash by about $550 million, and decrease Automotive debt by about $800 million (of which about $500 million is to mature during 2010) compared with December 31, 2009 levels.

Ford Credit expects to be profitable in 2010, but at a reduced level compared with 2009, reflecting lower average receivables and the non-recurrence of certain favorable factors experienced during 2009.  At year-end 2010, Ford Credit anticipates managed receivables to be in the range of $80 billion to $90 billion.  The projected decline in managed receivables primarily reflects lower industry and financing volumes in 2009 and 2010 compared with prior years, and the effect of transitioning Jaguar, Land Rover, Mazda and some Volvo financing to other providers.  Ford Credit expects to pay distributions of about $1.5 billion in 2010.  Ford Credit will continue to assess its ability to make future distributions based on its available liquidity and managed leverage objectives.

Based on our planning assumptions, which include continued improvement in U.S. and global industry sales volume during 2010 and beyond, for full-year 2010 we plan to be profitable on a pre-tax basis excluding special items for Ford North America, total Automotive and total company, with positive Automotive operating-related cash flow.  We remain on track for full-year 2011 to be solidly profitable on a pre-tax basis excluding special items, with positive Automotive operating-related cash flow.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recession, geo-political events, or other factors;
•	Decline in market share;
•	Lower-than-anticipated market acceptance of new or existing products;
•
An increase in or acceleration of market shift beyond our current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors;
•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	A prolonged disruption of the debt and securitization markets;
•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;
•
Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production disruptions;

•	Single-source supply of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of production;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);
•	Restriction on use of tax attributes from tax law "ownership change;"
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;
•	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products, perceived environmental impacts, or otherwise;
•
A change in our requirements for parts or materials where we have long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation of government incentives related to capital investments;
•	Adverse effects on our operations resulting from certain geo-political or other events;
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
•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors;

•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions; and
•	Inability to implement our One Ford plan.

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

See Note 31 of the Notes to the Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

Pensions

Nature of Estimates Required.  The estimation of our pension obligations, costs, and liabilities requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as demographic experience.  These assumptions may have an effect on the amount and timing of future contributions.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  Amounts are recognized as a component of net expense over the expected future years of service (approximately 12 years for the major U.S. plans).  In 2009, the U.S. actual return on assets was 14.4%, which was higher than the expected return of 8.25%.  The year-end 2009 weighted average discount rates for the U.S. and non-U.S. plans decreased by 64 and 27 basis points, respectively.  These differences resulted in unamortized losses of about $2 billion (excluding Volvo).  These losses are only amortized to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan.  For the major U.S. plans, the losses do not exceed this threshold and recognition will begin at a future measurement date.

See Note 18 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis.  The December 31, 2009 pension funded status and 2010 expense are affected by year-end 2009 assumptions.  These sensitivities may be asymmetric and are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in selected factors is shown below (in millions):

	Percentage	Increase/(Decrease) in:
	Point	2010 Expense		December 31, 2009 Obligation
Assumption*	Change	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$70/$210	$(130)/$180	$(4,150)/$4,950	$(2,690)/$3,060
Expected return on assets	+/- 1.0	(380)/380	(180)/180	—	—
_______
* Excludes Volvo

The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the expense of our pension plans and/or obligation.  We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our expense or obligation in subsequent years will be significant.

Other Postretirement Employee Benefits

Nature of Estimates Required.  The estimation of our obligations, costs, and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases and demographic experience, which may have an effect on the amount and timing of future payments.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at December 31, 2009 was 5.74%, compared with 4.95% (6.37% excluding the UAW retiree health care obligation) at December 31, 2008, resulting in an unamortized loss of about $250 million.  This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 14 years).

See Note 18 of the Notes to the Financial Statements for more information regarding costs and assumptions for other postretirement employee benefits.

Sensitivity Analysis.  The effect on U.S. and Canadian plans of a one percentage point increase/(decrease) in the assumed discount rate would be a (decrease)/increase in the postretirement health care benefit expense for 2010 of approximately $(30) million/$40 million, and in the year-end 2009 obligation of approximately $(590) million/$720 million.

Impairments of Goodwill and Long-Lived Assets

Nature of Estimates Required – Goodwill.  Goodwill is not amortized, but is subject to periodic assessments of impairment.  We test goodwill for impairment annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  Impairment of goodwill is evaluated using a two step process.  The first step involves comparison of the fair value of a reporting unit with its carrying value.  If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves comparison of the implied fair value of goodwill with its carrying value.  The implied fair value of goodwill is equivalent to the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination.  If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Restoration of a previously-recognized goodwill impairment loss is not allowed.

Nature of Estimates Required – Held-and-Used Long-Lived Assets.  Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, and significant negative industry or economic trends.  When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured relying primarily on a discounted cash flow methodology.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.  A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year.  When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life.  Restoration of a previously-recognized long-lived asset impairment loss is not allowed.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nature of Estimates Required – Held-for-Sale Operations.  We perform an impairment test on an asset group to be discontinued, held for sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year.  We estimate fair value to approximate the expected proceeds to be received.  An impairment charge is recognized when the carrying value of the asset group exceeds the estimated fair value less transaction costs.

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

Automotive Sector – Goodwill

We had $34 million of Automotive goodwill on our balance sheet at December 31, 2009, all related to Ford of Europe.  Volvo goodwill is reflected as part of held-for-sale assets (see Note 24 of the Notes to the Financial Statements for additional detail).

Ford Europe. We performed our annual goodwill testing in the fourth quarter of 2009 and assessed that the carrying value of our Ford Europe reporting unit at December 31, 2009 did not exceed its fair value.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50%.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year-end 2008.  For information regarding 2009 testing, see "Automotive Sector – Held-for-Sale Operations" shown below.

Automotive Sector – Held-and-Used Long-Lived Assets

In 2008, we examined each of our asset groups for triggering events and recorded a pre-tax impairment charge for Ford North America.  All other asset groups were found to either have no triggering events or have a carrying value of assets that was recoverable.

Ford North America.  Due to rapidly-changing U.S. market conditions in the second quarter of 2008 (discussed in Note 15 of the Notes to the Financial Statements), we tested the long-lived assets of our Ford North America segment and recorded a pre-tax impairment charge of $5.3 billion.  The impairment was driven almost entirely by deterioration in projected cash flows for our near-term business plan period, attributable to changes in our business and economic projections as discussed above.  Following this impairment, Ford North America had $11 billion of net property recorded in our financial statements as of June 30, 2008.

Sensitivity Analysis.  The impairment reflected changes in the assumptions used to measure the fair value of the asset group based on the rapidly-changing market conditions (including changes to our business projections).  The most notable changes in our business and economic projections included:  (1) a more pronounced and accelerated shift in consumer preferences away from full-size trucks and SUVs to smaller and more fuel-efficient vehicles as a result of higher fuel prices, with a return over time to a level between today's mix and recent levels; (2) lowered U.S. industry demand in the near term, with a return to trend levels as the U.S. economy recovers subsequent to 2010; and (3)  higher commodity costs over the business plan period compared with prior projections.  For additional discussion of the planning assumptions used, see the "Outlook" discussion in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

The discount rate that we used in our second quarter of 2008 impairment testing was consistent with a weighted-average cost of capital that we estimate a potential market participant would use.  This discount rate was lower than that used in our 2006 impairment testing, primarily reflecting the change in long-term outlook discussed above.  A 0.5 percentage point increase in the discount rate assumption used in the impairment testing would have decreased the fair value estimate by about $1.4 billion.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We closely examined each of our asset groups for triggering events and most recently tested each of our held-and-used asset groups in the first quarter of 2009.  We assessed that the carrying value of our long-lived assets was recoverable.

In 2010, we have plans to expand our product line-up in the United States to include additional small, more fuel-efficient vehicles to our product portfolio which will more closely match the overall market.  Additionally, we continue to align our production capacity with industry sales volume and market share.  As our plan progresses, we will be less exposed to rapid changes in vehicle mix and demand, and less susceptible to future impairment of long-lived assets.  For further discussion of actions we are taking to respond to changing market conditions, see "Overview" above.

Refer to the Held-for-Sale Operations discussion below for detail regarding our 2009 impairment testing of Volvo.

Automotive Sector – Held-for-Sale Operations

Volvo.  As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  Toward that end, in 2007 we sold our interest in Aston Martin; in 2008, we sold our interest in Jaguar Land Rover, and a significant portion of our ownership in Mazda.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale and we ceased depreciation of its long-lived assets in the second quarter of 2009.

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

See Notes 15, 16 and 24 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets, goodwill, and held-for-sale operations.

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

See Notes 15 of the Notes to the Financial Statements for more information regarding impairment of long-lived assets.

Sensitivity Analysis.  Higher fuel prices and the weak economic climate in the United States and Canada during the second quarter of 2008 caused a more pronounced and accelerated shift in consumer preferences away from full-size trucks and SUVs to smaller, more fuel-efficient vehicles.  This shift in consumer preferences, combined with the weak economic climate, caused a significant reduction in auction values for used full-size trucks and SUVs (as discussed in Note 15 of the Notes to the Financial Statements).  Recognizing these rapidly-changing market conditions, Ford Credit tested its U.S. and Canadian investments in operating leases for recoverability.  As a result of this testing, Ford Credit concluded that the operating lease portfolio was impaired and we and Ford Credit recorded a pre-tax charge of $2.1 billion in second quarter 2008 financial statements.  This charge represents the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio, primarily full-size trucks and SUVs, exceeded their fair value.  See "Residual Risk" discussion above for additional information regarding the significant decrease in auction values.

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

See Note 23 of the Notes to the Financial Statements for more information regarding deferred tax assets.

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

At December 31, 2006, we reported a $7.3 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of the revised standard on accounting for defined benefit pension and other postretirement benefit plans).  During 2007, we recorded an additional valuation allowance of $700 million.  Losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.3 billion at December 31, 2008.  The valuation allowance increased by $200 million in 2009, which reflects a $1.1 billion increase related to charges to other comprehensive income, partially offset by a $900 million decrease as a result of operating profits.

A sustained period of profitability in our North America operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable in 2009, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan (discussed in "Overview" and "Outlook" above), we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we currently do not anticipate a change in judgment regarding the need for a full valuation allowance in 2010.  The consumption of tax attributes to offset expected operating profits during 2010, however, would reduce the overall level of deferred tax assets subject to valuation allowance.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2009 and 2008, our net deferred tax assets, net of the valuation allowances of $17.5 billion and $17.3 billion, respectively, were $1.1 billion in each period.  Unlike our U.S. operations where, considering the pattern of recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at December 31, 2009 and 2008, we recognized a net deferred tax asset of $1.5 billion and $1.4 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  Even with lower volumes and higher credit losses in the recent past as discussed in "Results of Operations" above, FCE operations remain profitable in 2009.  If in the future FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

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

	2009	2008	2007
Vehicle return volume	314	327	300
Return rate	81%	86%	79%

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

Assumptions Used.  For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value. Ford Credit's projection of the market value of the vehicles when we sell them at the end of the lease; and
•	Return volume. Ford Credit's projection of the number of vehicles that will be returned to us at lease-end.

See Note 8 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle.  At December 31, 2009, if future auction values for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $50 million.  Similarly, if return volumes for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $7 million.  These increases in depreciation would be charged to depreciation expense during the 2010 through 2013 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value.  Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the statement of operations in Depreciation, in each case under the Financial Services sector.

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

Ford Credit uses these assumptions to assist in estimating its allowance for credit losses.  See Note 9 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses.  The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln, and Mercury brand vehicles in the U.S. retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2009 Allowance for Credit Losses	2009 Expense
Repossession rates*	+/- 0.1 pt.	$30/$(30)	$30/$(30)
Loss severity	+/- 1.0	10/(10)	10/(10)
__________
*	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

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

Changes in Ford Credit's assumptions affect the Provision for credit and insurance losses on our statement of operations and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet, in each case under the Financial Services sector.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 3 of the Notes to the Financial Statements.

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

The table below summarizes our contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
	2010	2011 - 2012	2013 - 2014	2015 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$1,618	$3,720	$14,749	$18,030	$38,117
Interest payments relating to long-term debt (c)	1,149	2,711	3,492	11,468	18,820
Capital leases	23	32	9	26	90
Off-balance sheet
Purchase obligations	1,564	858	241	183	2,846
Operating leases	217	280	161	211	869
Total Automotive sector	4,571	7,601	18,652	29,918	60,742

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	26,300	40,810	10,096	6,145	83,351
Interest payments relating to long-term debt (c)	3,651	4,551	1,918	3,114	13,234
Capital leases	—	—	—	—	—
Off-balance sheet
Purchase obligations	45	14	4	4	67
Operating leases	92	126	56	52	326
Total Financial Services sector	30,088	45,501	12,074	9,315	96,978

Intersector elimination (d)	(646)	—	—	—	(646)

Total Company	$34,013	$53,102	$30,726	$39,233	$157,074

(a)
Amount includes, prior to adjustment noted above, $1,641 million for the Automotive sector and $26.3 billion for the Financial Services sector for the current portion of long-term debt.  See Note 19 of the Notes to the Financial Statements for additional discussion.

(b)
Automotive sector excludes unamortized debt discounts of $(4,578) million.  Financial Services sector excludes unamortized debt discounts of $(530) million and adjustments of $231 million related to designated fair value hedges of the debt.

(c)	For the years 2010 – 2013, excludes deferred interest on our Subordinated Convertible Debentures; for all periods, excludes amortization of debt discounts.
(d)	Intersector elimination related to Ford's acquisition of Ford Credit debt securities. See Note 1 of the Notes to the Financial Statements for additional detail.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amount of unrecognized tax benefits for 2009 of $1.2 billion (see Note 23 of the Notes to the Financial Statements) is excluded from the table above.  Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot be reasonably estimated.

For additional information regarding long-term debt, operating lease obligations, and pension and OPEB obligations and the UAW VEBA Trust, see Notes 19, 8, and 18, respectively, of the Notes to the Financial Statements.

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

Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable.  We maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles.  As discussed in greater detail in Item 7 our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances, equity and equity-linked issuances, and bank borrowings.

We are exposed to a variety of insurable risks, such as loss or damage to property, liability claims, and employee injury.  We protect against these risks through a combination of self-insurance and the purchase of commercial insurance designed to protect against events that could generate significant losses.

Direct responsibility for the execution of our market risk management strategies resides with our Treasurer's Office and is governed by written polices and procedures.  Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows.  Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective.  In addition, our market risk exposures and our use of derivatives to manage these exposures are approved by the GRMC, and reviewed by the Audit Committee of our Board of Directors.

In accordance with corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates).  Derivative positions, when available, are used to hedge underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes.  In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income.

The continued deterioration of our derivative capacity in the first half of 2009 resulted in unhedged currency exposure from cross-border intercompany lending during 2009.  Total unhedged intercompany loans were about $1.7 billion as of March 31, 2009 and increased to about $5.5 billion as of June 30, 2009.  Currency exposure from intercompany loans was substantially hedged at December 31, 2009 through implementation of collateral arrangements with certain counterparties and continued reduction in intercompany loans resulting from local funding actions.  For additional information on our derivatives, see Note 26 of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Foreign Currency Risk.  Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in currency exchange rates.  Accordingly, our normal practice is to use derivative instruments, when available, to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies.  In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward and option contracts).

The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of December 31, 2009 was a liability of $26 million compared to a net fair value asset of $249 million as of December 31, 2008.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be approximately $622 million at December 31, 2009 and was $600 million as of December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

At December 31, 2009, substantially all of our intercompany loans were fully hedged.

Commodity Price Risk.  Commodity price risk is the possibility that our financial results could be better or worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene).  Steel and resins are two of our largest commodity exposures and are among the most difficult to hedge.

Our normal practice is to use derivative instruments, when available, to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals, precious metals and energies).  In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of December 31, 2009 was a liability of $39 million, compared to a liability of $212 million as of December 31, 2008.  The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $20 million at December 31, 2009, compared with a decrease of $26 million at December 31, 2008.  If adjustments for credit risk were to be included, the decrease would be smaller.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials.  In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk.  Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates.  Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities.  At December 31, 2009, we had $25.5 billion in our Automotive investment portfolios, compared to $13.4 billion at December 31, 2008.  We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates.  The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the statement of operations.  The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.  In 2009, safety of principal was the primary objective in investing our Automotive cash.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios.  Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $62 million.  This compares to $57 million, as calculated as of December 31, 2008.  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected.  The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve.  In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 26 of the Notes to the Financial Statements.

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

Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk.  Business decisions are evaluated on a risk-adjusted basis and services are priced consistent with these risks.  Credit and residual risks, as well as liquidity risk, are discussed above in Item 7.  A discussion of Ford Credit's market risks (interest rate risk and foreign currency risk) is included below.

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

Ford Credit determines the sensitivity of its economic value to hypothetical changes in interest rates.  Ford Credit then enters into interest rate swaps, when available, to economically convert portions of its floating-rate debt to fixed or fixed-rate debt to floating to ensure that the sensitivity of its economic value falls within an established tolerance.  As part of its process, Ford Credit also monitors the sensitivity of its pre-tax cash flow using simulation techniques.  To measure this sensitivity, Ford Credit calculates the change in expected cash flows to changes in interest rates over a twelve-month horizon.  This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of its interest-rate-sensitive assets, liabilities, and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve.  This sensitivity calculation does not take into account any future actions Ford Credit may take to reduce the risk profile that arises from a change in interest rates.  These quantifications of interest rate risk are reported to the Treasurer regularly (either monthly or quarterly depending on the market).

The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States, Canada, and the United Kingdom, which together represented approximately 80% of its total on-balance sheet finance receivables at December 31, 2009.  For its other international affiliates, Ford Credit uses a technique, commonly referred to as "gap analysis," to measure re-pricing mismatch.  This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics.  Ford Credit then enters into interest rate swaps, when available, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

As of December 31, 2009, in the aggregate Ford Credit's assets re-price faster than its debt (including the derivative instruments economically hedging the debt).  Other things being equal, this means that during a period of rising interest rates, the interest rates earned on its assets will increase more rapidly than the interest rates paid on its debt, thereby initially increasing Ford Credit's pre-tax cash flow.  Correspondingly, during a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially decrease.

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

Pre-tax cash flow sensitivity as of year-end 2009 and 2008 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates)
December 31, 2009	$ 27	$ (27)
December 31, 2008	(28)	28
_____

*  Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Based on assumptions included in the analysis, sensitivity to a one-percentage point instantaneous increase in interest rates at year-end 2009 was an increase in Ford Credit's pre-tax cash flow over a twelve-month horizon of $27 million compared to a decrease of $28 million at year-end 2008.  Correspondingly, the sensitivity to a one-percentage point instantaneous decrease in interest rates at year-end 2009 was a decrease in its pre-tax cash flow over a twelve-month horizon of $27 million compared to an increase of $28 million at year-end 2008. This change primarily results from the decline in Ford Credit's managed receivables and Ford Credit's limited ability to obtain interest rate derivatives.

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

The fair value of Ford Credit's net derivative financial instruments (derivative assets less derivative liabilities) at December 31, 2009 was $683 million, which was $963 million lower than December 31, 2008.  The decrease primarily reflects lower derivative notional value.  For additional information regarding our Financial Services sector derivatives, see Note 26 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-93 and FSS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2009 and 2008 is provided in Note 30 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009 and each has concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009.  The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

We identified the following changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting during the fourth quarter of 2009:

German Payroll System.  Ford Europe launched a new payroll system for Germany during the quarter.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers of Ford and Corporate Governance

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Management Stock Ownership" in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption "Committees of the Board of Directors" in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee's review and discussion of the audited financial statements is incorporated by reference from information under the caption "Audit Committee Report" in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Grants of Plan-Based Awards in 2009," "Outstanding Equity Awards at 2009 Fiscal Year-End," "Option Exercises and Stock Vested in 2009," "Pension Benefits in 2009," "Nonqualified Deferred Compensation in 2009," and "Potential Payments Upon Termination or Change in Control."

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2009 Form 10-K Report:

•	Consolidated Statement of Operations and Sector Statement of Operations for the years ended December 31, 2009, 2008, and 2007.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2009 and 2008.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

•	Consolidated Statement of Equity for the years ended December 31, 2009, 2008, and 2007.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-93 immediately following the signature pages of this Report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-A	Executive Separation Allowance Plan as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-B	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2008.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 10-C	Benefit Equalization Plan, as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-D	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford's Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-E	Supplemental Executive Retirement Plan, as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-F	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-F-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-F-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-F-3	Third Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of December 31, 2008.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-F-4	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-F-5	Amendment to Description of Director Compensation as of March 1, 2009.**	Filed as Exhibit 10-F-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-F-6	Amendment to Description of Director Compensation as of February 25, 2010.**	Filed with this Report.

Exhibit 10-G	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit 10-H	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-I	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-J	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-K	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Select Retirement Plan, as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-M	Deferred Compensation Plan, as amended and restated as of December 31, 2008.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2008.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 10-M-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed with this Report.

Exhibit 10-N	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit 10-N-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-N-2	Annual Incentive Compensation Plan Metrics for 2010.**	Filed with this Report.

Exhibit 10-N-3	Performance-Based Restricted Stock Unit Metrics for 2008.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-N-4	Performance-Based Restricted Stock Unit Metrics for 2009.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-N-5	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed with this Report.

Exhibit 10-O	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-O-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 10-O-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed with this Report.

Exhibit 10-O-11	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed as Exhibit 10-P-6 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-12	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-13	Form of Final Award Notification Letter for 2007 Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-P-15 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-14	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-15	Form of Performance-Based Restricted Stock Unit Opportunity Letter for 2008.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-16	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-17	Form of Final Award Notification Letter for 2006-2008 Performance Period.**	Filed as Exhibit 10-O-20 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-18	1998 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-P-19 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-19	2009 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-20	1998 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-P-20 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-21	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-22	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-P-21 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-23	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-24	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-25	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 10-O-26	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-P	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-Q	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-R	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-T	Description of Settlement of Special 2006 – 2008 Senior Executive Retention Program.**	Filed as Exhibit 10-U-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-T-1	Form of Final Award Letter for Performance-Based Restricted Stock Unit Enhanced Grant.**	Filed as Exhibit 10-T-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-U	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-U-1	Form of Final Award Letter for Performance Incentive Opportunity.**	Filed as Exhibit 10-V-1 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-V	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-W	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-X	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-Y-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-Y-3	Form of Alan Mulally Agreement Amendment.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-Z	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*

Exhibit 10-AA	Amended Ford-UAW Retiree Health Care Settlement Agreement dated July 23, 2009.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2009.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 10-AA-1	Amendment dated July 22, 2009 to the Note Purchase Agreement dated April 7, 2008 between Ford Motor Company and its wholly-owned subsidiary Ford-UAW Holdings LLC.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 10-BB	Ford Motor Company, TML Holdings Limited and Tata Motors Limited Agreement for the Sale and Purchase of Jaguar and Land Rover dated as of March 25, 2008.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit 10-CC	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit 10-DD	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10-EE	Tax Benefit Preservation Plan dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10-FF	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10-GG	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10-HH	Employment Arrangement dated as of October 3, 2007 between Ford Motor Company and James Farley.**	Filed as Exhibit 10-B to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

Exhibit 10-HH-1	Employment Arrangement Amendment dated as of December 31, 2008 between Ford Motor Company and James Farley.**	Filed as Exhibit 10-B-1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

Exhibit 10-II	Employment Arrangement dated as of March 22, 2005 between Ford Motor Company and David Leitch.**	Filed as Exhibit 10-C to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

Exhibit 10-II-1	Employment Arrangement Amendment dated as of January 1, 2009 between Ford Motor Company and David Leitch.**	Filed as Exhibit 10-C-1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 19, 2010.	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
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

In addition to the exhibits listed herein, Ford also files electronically certain exhibits containing its XBRL-tagged Financial Statements and Notes to the Financial Statements pursuant to SEC requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Bob Shanks
Bob Shanks, Vice President and Controller
(Chief Accounting Officer)

Date:	February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of	February 25, 2010
William Clay Ford, Jr.	the Chairman and Chief Executive, and Chair of the Finance Committee

ALAN MULALLY*	Director, President and Chief Executive Officer	February 25, 2010
Alan Mulally	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 25, 2010
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 25, 2010
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director	February 25, 2010
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 25, 2010
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 25, 2010
Richard A. Gephardt

IRVINE O. HOCKADAY, JR.*	Director	February 25, 2010
Irvine O. Hockaday, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 25, 2010
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and	February 25, 2010
Ellen R. Marram	Governance Committee

HOMER A. NEAL*	Director and Chair of the Sustainability Committee	February 25, 2010
Homer A. Neal

Signature	Title	Date

GERALD L. SHAHEEN*	Director	February 25, 2010
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 25, 2010
John L. Thornton

LEWIS BOOTH*	Executive Vice President and Chief Financial Officer	February 25, 2010
L.W.K. Booth	(principal financial officer)

BOB SHANKS*	Vice President and Controller	February 25, 2010
Bob Shanks	(principal accounting officer)

*By: /s/ PETER J. SHERRY, JR.		February 25, 2010
(Peter J. Sherry, Jr.) Attorney-in-Fact

This page intentionally left blank.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(in millions, except per share amounts)

	2009	2008	2007
Sales and revenues
Automotive sales	$105,893	$129,165	$154,379
Financial Services revenues	12,415	15,949	16,193
Total sales and revenues	118,308	145,114	170,572

Costs and expenses
Automotive cost of sales	100,016	127,102	142,587
Selling, administrative and other expenses	13,258	21,430	21,169
Goodwill impairment	—	—	2,400
Interest expense	6,828	9,805	11,038
Financial Services provision for credit and insurance losses	1,030	1,874	668
Total costs and expenses	121,132	160,211	177,862

Automotive interest income and other non-operating income/(expense), net (Note 20)	5,288	(726)	1,161
Financial Services other income/(loss), net (Note 20)	552	1,149	1,869
Equity in net income/(loss) of affiliated companies	10	176	403
Income/(Loss) before income taxes	3,026	(14,498)	(3,857)
Provision for/(Benefit from) income taxes (Note 23)	69	63	(1,333)
Income/(Loss) from continuing operations	2,957	(14,561)	(2,524)
Income/(Loss) from discontinued operations (Note 24)	5	9	41
Net income/(loss)	2,962	(14,552)	(2,483)
Less: Income/(Loss) attributable to noncontrolling interests	245	214	312
Net income/(loss) attributable to Ford Motor Company	$2,717	$(14,766)	$(2,795)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,712	$(14,775)	$(2,836)
Income/(Loss) from discontinued operations (Note 24)	5	9	41
Net income/(loss)	$2,717	$(14,766)	$(2,795)

Average number of shares of Common and Class B Stock outstanding	2,992	2,273	1,979

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY
COMMON AND CLASS B STOCK (Note 25)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.91	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	0.02
Net income/(loss)	$0.91	$(6.50)	$(1.41)

Diluted income/(loss)
Income/(Loss) from continuing operations	$0.86	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	0.02
Net income/(loss)	$0.86	$(6.50)	$(1.41)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(in millions, except per share amounts)

	2009	2008	2007
AUTOMOTIVE
Sales	$105,893	$129,165	$154,379
Costs and expenses
Cost of sales	100,016	127,102	142,587
Selling, administrative and other expenses	8,583	11,356	13,660
Goodwill impairment	—	—	2,400
Total costs and expenses	108,599	138,458	158,647
Operating income/(loss)	(2,706)	(9,293)	(4,268)

Interest expense	1,515	2,061	2,363

Interest income and other non-operating income/(expense), net (Note 20)	5,288	(726)	1,161
Equity in net income/(loss) of affiliated companies	145	163	389
Income/(Loss) before income taxes — Automotive	1,212	(11,917)	(5,081)

FINANCIAL SERVICES
Revenues	12,415	15,949	16,193
Costs and expenses
Interest expense	5,313	7,744	8,675
Depreciation	3,937	9,109	6,289
Operating and other expenses	738	965	1,220
Provision for credit and insurance losses	1,030	1,874	668
Total costs and expenses	11,018	19,692	16,852

Other income/(loss), net (Note 20)	552	1,149	1,869
Equity in net income/(loss) of affiliated companies	(135)	13	14
Income/(Loss) before income taxes — Financial Services	1,814	(2,581)	1,224

TOTAL COMPANY
Income/(Loss) before income taxes	3,026	(14,498)	(3,857)
Provision for/(Benefit from) income taxes (Note 23)	69	63	(1,333)
Income/(Loss) from continuing operations	2,957	(14,561)	(2,524)
Income/(Loss) from discontinued operations (Note 24)	5	9	41
Net income/(loss)	2,962	(14,552)	(2,483)
Less: Income/(Loss) attributable to noncontrolling interests	245	214	312
Net income/(loss) attributable to Ford Motor Company	$2,717	$(14,766)	$(2,795)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,712	$(14,775)	$(2,836)
Income/(Loss) from discontinued operations (Note 24)	5	9	41
Net income/(loss)	$2,717	$(14,766)	$(2,795)

Average number of shares of Common and Class B Stock outstanding	2,992	2,273	1,979

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 25)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.91	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	0.02
Net income/(loss)	$0.91	$(6.50)	$(1.41)

Diluted income/(loss)
Income/(Loss) from continuing operations	$0.86	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	0.02
Net income/(loss)	$0.86	$(6.50)	$(1.41)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$21,441	$22,049
Marketable securities (Note 6)	21,387	17,411
Finance receivables, net (Note 7)	76,996	93,484
Other receivables, net	7,587	5,674
Net investment in operating leases (Note 8)	17,270	25,250
Inventories (Note 10)	5,450	6,988
Equity in net assets of affiliated companies (Note 11)	1,550	1,599
Net property (Note 14)	24,778	24,143
Deferred income taxes	3,440	3,108
Goodwill and other net intangible assets (Note 16)	209	246
Assets of held-for-sale operations (Note 24)	7,923	8,612
Other assets	6,819	9,734
Total assets	$194,850	$218,298

LIABILITIES
Payables	$14,594	$13,145
Accrued liabilities and deferred revenue (Note 17)	46,599	59,526
Debt (Note 19)	132,441	152,577
Deferred income taxes	2,375	2,035
Liabilities of held-for-sale operations (Note 24)	5,356	5,542
Total liabilities	201,365	232,825

EQUITY
Capital stock (Note 25)
Common Stock, par value $0.01 per share (3,266 million shares issued of 6 billion authorized)	33	23
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	16,786	10,875
Accumulated other comprehensive income/(loss)	(10,864)	(10,124)
Treasury stock	(177)	(181)
Retained earnings/(Accumulated deficit)	(13,599)	(16,316)
Total equity/(deficit) attributable to Ford Motor Company	(7,820)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,305	1,195
Total equity/(deficit)	(6,515)	(14,527)
Total liabilities and equity	$194,850	$218,298

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	December 31, 2009	December 31, 2008
ASSETS
Automotive
Cash and cash equivalents	$10,309	$6,377
Marketable securities (Note 6)	15,169	9,296
Total cash and marketable securities	25,478	15,673
Receivables, less allowances of $372 and $200	3,708	3,065
Inventories (Note 10)	5,450	6,988
Deferred income taxes	511	302
Other current assets	2,845	3,450
Current receivable from Financial Services (Note 1)	2,568	2,035
Total current assets	40,560	31,513
Equity in net assets of affiliated companies (Note 11)	1,429	1,076
Net property (Note 14)	24,596	23,930
Deferred income taxes	5,663	7,204
Goodwill and other net intangible assets (Note 16)	200	237
Assets of held-for-sale operations (Note 24)	7,923	8,414
Other assets	1,631	1,441
Total Automotive assets	82,002	73,815
Financial Services
Cash and cash equivalents	11,132	15,672
Marketable securities (Note 6)	6,864	8,607
Finance receivables, net (Note 7)	80,885	96,101
Net investment in operating leases (Note 8)	15,062	23,120
Equity in net assets of affiliated companies (Note 11)	121	523
Goodwill and other net intangible assets (Note 16)	9	9
Assets of held-for-sale operations (Note 24)	—	198
Other assets	5,039	7,437
Total Financial Services assets	119,112	151,667
Intersector elimination	(3,224)	(2,535)
Total assets	$197,890	$222,947
LIABILITIES
Automotive
Trade payables	$11,210	$9,193
Other payables	2,148	1,982
Accrued liabilities and deferred revenue (Note 17)	18,465	29,584
Deferred income taxes	3,119	2,790
Debt payable within one year (Note 19)	2,095	1,191
Total current liabilities	37,037	44,740
Long-term debt (Note 19)	32,321	23,036
Other liabilities (Note 17)	23,260	23,766
Deferred income taxes	561	614
Liabilities of held-for-sale operations (Note 24)	5,356	5,487
Total Automotive liabilities	98,535	97,643
Financial Services
Payables	1,236	1,970
Debt (Note 19)	98,671	128,842
Deferred income taxes	1,735	3,280
Other liabilities and deferred income (Note 17)	4,884	6,184
Liabilities of held-for-sale operations (Note 24)	—	55
Payable to Automotive (Note 1)	2,568	2,035
Total Financial Services liabilities	109,094	142,366
Intersector elimination	(3,224)	(2,535)
Total liabilities	204,405	237,474
EQUITY
Capital stock (Note 25)
Common Stock, par value $0.01 per share (3,266 million shares issued of 6 billion authorized)	33	23
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	16,786	10,875
Accumulated other comprehensive income/(loss)	(10,864)	(10,124)
Treasury stock	(177)	(181)
Retained earnings/(Accumulated deficit)	(13,599)	(16,316)
Total equity/(deficit) attributable to Ford Motor Company	(7,820)	(15,722)
Equity/(Deficit) attributable to noncontrolling interests	1,305	1,195
Total equity/(deficit)	(6,515)	(14,527)
Total liabilities and equity	$197,890	$222,947

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in millions)

	2009	2008	2007
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities (Note 27)	$16,042	$(179)	$17,074

Cash flows from investing activities of continuing operations
Capital expenditures (Note 28)	(4,561)	(6,696)	(6,022)
Acquisitions of retail and other finance receivables and operating leases	(26,392)	(44,562)	(55,681)
Collections of retail and other finance receivables and operating leases	39,884	42,061	45,498
Purchases of securities	(78,789)	(64,754)	(11,423)
Sales and maturities of securities	74,933	62,046	18,660
Settlements of derivatives	478	2,533	861
Proceeds from sales of retail and other finance receivables and operating leases	911	—	708
Proceeds from sale of businesses	382	6,854	1,236
Cash paid for acquisitions	—	(13)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(928)	(83)
Other	(377)	316	(211)
Net cash (used in)/provided by investing activities	6,469	(3,143)	(6,457)

Cash flows from financing activities of continuing operations
Sales of Common Stock	2,450	756	250
Purchases of Common Stock	—	—	(31)
Changes in short-term debt	(5,935)	(5,120)	919
Proceeds from issuance of other debt	45,990	42,163	33,113
Principal payments on other debt	(61,894)	(46,299)	(39,431)
Payments on notes/transfer of cash equivalents to the UAW Voluntary Employee Benefit Association ("VEBA") Trust (Note 18)	(2,574)	—	—
Other	(996)	(604)	(88)
Net cash (used in)/provided by financing activities	(22,959)	(9,104)	(5,268)

Effect of exchange rate changes on cash	470	(808)	1,014
Cumulative correction of Financial Services prior-period error (Note 1)	(630)	—	—

Net increase/(decrease) in cash and cash equivalents from continuing operations	(608)	(13,234)	6,363

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	26
Cash flows from investing activities of discontinued operations	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(608)	$(13,234)	$6,389

Cash and cash equivalents at January 1	$22,049	$35,283	$28,896
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	(2)
Net increase/(decrease) in cash and cash equivalents	(608)	(13,234)	6,389
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—
Cash and cash equivalents at December 31	$21,441	$22,049	$35,283

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in millions)

	2009		2008		2007
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities (Note 27)	$4,091	$5,153	$(12,440)	$9,107	$8,725	$6,402

Cash flows from investing activities of continuing operations
Capital expenditures (Note 28)	(4,545)	(16)	(6,620)	(76)	(5,971)	(51)
Acquisitions of retail and other finance receivables and operating leases	—	(26,392)	—	(44,562)	—	(55,681)
Collections of retail and other finance receivables and operating leases	—	40,013	—	42,479	—	45,518
Net (increase)/decrease in wholesale receivables	—	5,542	—	2,736	—	1,927
Purchases of securities	(52,882)	(27,555)	(41,347)	(23,831)	(2,628)	(8,795)
Sales and maturities of securities	47,009	28,326	43,617	18,429	2,686	15,974
Settlements of derivatives	(76)	554	1,157	1,376	1,051	(190)
Proceeds from sales of retail and other finance receivables and operating leases	—	911	—	—	—	708
Proceeds from sale of businesses	8	374	3,156	3,698	1,079	157
Cash paid for acquisitions	—	—	(13)	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(928)	—	(83)	—
Investing activity from Financial Services	19	—	9	—	—	—
Investing activity to Financial Services	—	—	—	—	(18)	—
Other	(698)	321	40	276	19	(230)
Net cash (used in)/provided by investing activities	(11,165)	22,078	(929)	525	(3,865)	(663)

Cash flows from financing activities of continuing operations
Sales of Common Stock	2,450	—	756	—	250	—
Purchases of Common Stock	—	—	—	—	(31)	—
Changes in short-term debt	227	(6,162)	104	(5,224)	(90)	1,009
Proceeds from issuance of other debt	14,727	31,263	203	41,960	240	32,873
Principal payments on other debt	(3,013)	(56,508)	(594)	(45,281)	(837)	(38,594)
Payments on notes/transfer of cash equivalents to the UAW VEBA Trust (Note 18)	(2,574)	—	—	—	—	—
Financing activity from Automotive	—	—	—	—	—	18
Financing activity to Automotive	—	(19)	—	(9)	—	—
Other	(395)	(601)	(252)	(352)	35	(123)
Net cash (used in)/provided by financing activities	11,422	(32,027)	217	(8,906)	(433)	(4,817)

Effect of exchange rate changes on cash	179	291	(309)	(499)	506	508
Net change in intersector receivables/payables and other liabilities	(595)	595	(840)	840	(291)	291
Cumulative correction of prior period-error (Note 1)	—	(630)	—	—	—	—
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,932	(4,540)	(14,301)	1,067	4,642	1,721

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—	16	10
Cash flows from investing activities of discontinued operations	—	—	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$3,932	$(4,540)	$(14,301)	$1,067	$4,658	$1,731

Cash and cash equivalents at January 1	$6,377	$15,672	$20,678	$14,605	$16,022	$12,874
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—	(2)	—
Net increase/(decrease) in cash and cash equivalents	3,932	(4,540)	(14,301)	1,067	4,658	1,731
Less: Cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—	—	—	—
Cash and cash equivalents at December 31	$10,309	$11,132	$6,377	$15,672	$20,678	$14,605

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(in millions)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Capital in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Other	Total	Equity/ (Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
YEAR ENDED DECEMBER 31, 2007
Balance at beginning of year	$19	$6,412	$(22)	$(7,846)	$(183)	$(1,620)	$1,159	$(461)
Comprehensive income/(loss)
Net income/(loss)	—	—	(2,795)	—	—	(2,795)	312	(2,483)
Foreign currency translation (net of $0 of tax)	—	—	—	1,780	—	1,780	140	1,920
Net gain/(loss) on derivative instruments (net of $77 of tax benefit)	—	—	—	(64)	—	(64)	—	(64)
Employee benefit related (net of $1,909 of tax)	—	—	—	5,581	—	5,581	—	5,581
Net holding gain/(loss) (net of $0 of tax)	—	—	—	(48)	—	(48)	1	(47)
Comprehensive income/(loss)						4,454	453	4,907
Adoption of the accounting standard for uncertainty in income taxes	—	—	1,255	—	—	1,255	—	1,255
Common Stock issued for debt conversion, employee benefit plans, and other	3	3,272	—	—	—	3,275	—	3,275
ESOP loan, treasury stock, and other	—	—	—	—	(2)	(2)	7	5
Cash dividends	—	—	—	—	—	—	(198)	(198)
Balance at end of year	$22	$9,684	$(1,562)	$(597)	$(185)	$7,362	$1,421	$8,783
YEAR ENDED DECEMBER 31, 2008
Balance at beginning of year	$22	$9,684	$(1,562)	$(597)	$(185)	$7,362	$1,421	$8,783
Comprehensive income/(loss)
Net income/(loss)	—	—	(14,766)	—	—	(14,766)	214	(14,552)
Foreign currency translation (net of $0 of tax)	—	—	—	(5,576)	—	(5,576)	(219)	(5,795)
Net gain/(loss) on derivative instruments (net of $47 of tax benefit)	—	—	—	(334)	—	(334)	—	(334)
Employee benefit related (net of $352 of tax benefit)	—	—	—	(3,575)	—	(3,575)	—	(3,575)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	(42)	—	(42)	—	(42)
Comprehensive income/(loss)						(24,293)	(5)	(24,298)
Adoption of the fair value option standard for financial assets and liabilities (net of $0 of tax)	—	—	12	—	—	12	—	12
Common Stock issued for debt conversion, employee benefit plans, and other	2	1,191	—	—	—	1,193	—	1,193
ESOP loan, treasury stock, and other	—	—	—	—	4	4	9	13
Cash dividends	—	—	—	—	—	—	(230)	(230)
Balance at end of year	$24	$10,875	$(16,316)	$(10,124)	$(181)	$(15,722)	$1,195	$(14,527)
YEAR ENDED DECEMBER 31, 2009
Balance at beginning of year	$24	$10,875	$(16,316)	$(10,124)	$(181)	$(15,722)	$1,195	$(14,527)
Comprehensive income/(loss)
Net income/(loss)	—	—	2,717	—	—	2,717	245	2,962
Foreign currency translation (net of $0 of tax)	—	—	—	2,236	—	2,236	38	2,274
Net gain/(loss) on derivative instruments (net of $64 of tax)	—	—	—	(127)	—	(127)	—	(127)
Employee benefit related (net of $131 of tax benefit)	—	—	—	(2,851)	—	(2,851)	(1)	(2,852)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	2	—	2	(3)	(1)
Comprehensive income/(loss)						1,977	279	2,256
Common Stock issued for debt conversion, employee benefit plans, and other	10	5,911	—	—	—	5,921	—	5,921
ESOP loan, treasury stock, and other	—	—	—	—	4	4	3	7
Cash dividends	—	—	—	—	—	—	(172)	(172)
Balance at end of year	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$1,305	$(6,515)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Table of Contents

Footnote		Page
Note 1	Presentation	FS – 9
Note 2	Summary of Accounting Policies	FS – 15
Note 3	Recently Issued Accounting Standards	FS – 17
Note 4	Fair Value Measurements	FS – 18
Note 5	Cash and Restricted Cash	FS – 25
Note 6	Marketable and Other Securities	FS – 25
Note 7	Finance Receivables – Financial Services Sector	FS – 26
Note 8	Net Investment in Operating Leases	FS – 28
Note 9	Allowance for Credit Losses – Financial Services Sector	FS – 29
Note 10	Inventories	FS – 30
Note 11	Equity in Net Assets of Affiliated Companies	FS – 30
Note 12	Significant Unconsolidated Affiliates	FS – 31
Note 13	Variable Interest Entities	FS – 32
Note 14	Net Property and Lease Commitments	FS – 37
Note 15	Impairment of Long-Lived Assets	FS – 38
Note 16	Goodwill and Other Net Intangible Assets	FS – 39
Note 17	Accrued Liabilities and Deferred Revenue	FS – 41
Note 18	Retirement Benefits	FS – 42
Note 19	Debt and Commitments	FS – 53
Note 20	Other Income/(Loss)	FS – 64
Note 21	Share-Based Compensation	FS – 64
Note 22	Employee Separation Actions	FS – 68
Note 23	Income Taxes	FS – 69
Note 24	Held-For-Sale Operations, Discontinued Operations, Other Dispositions, and Acquisitions	FS – 73
Note 25	Capital Stock and Amounts Per Share	FS – 77
Note 26	Derivative Financial Instruments and Hedging Activities	FS – 80
Note 27	Operating Cash Flows	FS – 84
Note 28	Segment Information	FS – 85
Note 29	Geographic Information	FS – 89
Note 30	Selected Quarterly Financial Data	FS – 89
Note 31	Commitment and Contingencies	FS – 90

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated variable interest entities ("VIEs") of which we are the primary beneficiary, unless the context requires otherwise.

We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States.  We present the financial statements on a consolidated basis and on a sector basis for our Automotive and Financial Services sectors.  The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses.  We eliminate all intercompany items and transactions in both the consolidated and sector basis financial statements.  In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements.  These line items are reconciled below under "Reconciliations between Consolidated and Sector Financial Statements."

The majority of the amounts presented on our balance sheets are based on historical values.  However, certain amounts are shown at fair value.  For additional information on fair value, see Note 4.

To provide comparative prior-year balance sheets, certain amounts on our December 31, 2008 consolidated and sector balance sheets and related footnotes have been reclassified for operations held for sale in 2009.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  For information about our held-for-sale operations, see Note 24.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Subsequent Events.  We evaluated the effects of all subsequent events from the end of the fourth quarter through February 25, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").

Adoption of New Accounting Standards

Noncontrolling Interests.  We adopted the Financial Accounting Standards Board's ("FASB") revised standard on accounting for noncontrolling interests on January 1, 2009.  This standard establishes accounting and reporting requirements for the noncontrolling interest (formerly "minority interest") in a subsidiary and for the deconsolidation of a subsidiary.  The standard clarifies that a noncontrolling interest is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements.  We have retrospectively applied the presentation and disclosure requirements of this standard for all periods.  This requirement changed the presentation of our consolidated and sector statements of operations, our consolidated and sector balance sheets, and our consolidated statement of equity.

Convertible Debt Instruments.  We adopted the FASB's new standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) on January 1, 2009.  The standard specifies that issuers of convertible debt securities that, upon conversion, may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.  This standard applies to our 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes") issued in December 2006 and our 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes") issued in November 2009.  We have applied retrospectively the standard to all periods presented for the 2036 Convertible Notes.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

The following financial statement line items from our sector statement of operations and sector balance sheet were affected by implementation of the change in accounting for convertible debt instruments (in millions, except per share information):

Statement of Operations	Revised 2008	As Originally Reported 2008	Effect of Change
Automotive interest expense	$2,061	$1,938	$(123)
Automotive interest income and other non-operating income/(expense), net	(726)	(755)	29
Income/(Loss) from continuing operations attributable to Ford Motor Company	(14,775)	(14,681)	(94)
Net income/(loss) attributable to Ford Motor Company	(14,766)	(14,672)	(94)
Earnings per share attributable to Ford Motor Company	(6.50)	(6.46)	(0.04)

Statement of Operations	Revised 2007	As Originally Reported 2007	Effect of Change
Automotive interest expense	$2,363	$2,252	$(111)
Provision for/(Benefit from) income taxes	(1,333)	(1,294)	39
Income/(Loss) from continuing operations attributable to Ford Motor Company	(2,836)	(2,764)	(72)
Net income/(loss) attributable to Ford Motor Company	(2,795)	(2,723)	(72)
Earnings per share attributable to Ford Motor Company	(1.41)	(1.38)	(0.03)

Balance Sheet	Revised December 31, 2008	As Originally Reported December 31, 2008	Effect of Change
Automotive other assets – noncurrent (a)	$1,441	$1,512	$(71)
Automotive long-term debt	23,036	24,655	(1,619)
Capital in excess of par value of stock (b)	10,875	9,076	1,799
Accumulated other comprehensive income/(loss)	(10,124)	(10,085)	(39)
Retained earnings/(Accumulated deficit)	(16,316)	(16,145)	(171)
__________
(a)
"Effect of Change" related to the standard on accounting for convertible debt instruments that includes capitalized charges of $30 million; the remaining $41 million relates to the assets of Volvo classified as held-for-sale operations (see Note 24 for discussion of Volvo).

(b)
"Effect of Change" represents the equity component of the 2036 Convertible Notes under the standard on accounting for convertible debt instruments ($1,864 million), less those amounts previously recorded on conversions prior to adoption of the standard ($65 million).

Statement of Equity	Revised December 31, 2008	As Originally Reported December 31, 2008	Effect of Change
Capital in excess of par value of stock	$10,875	$9,076	$1,799
Accumulated other comprehensive income/(loss)	(10,124)	(10,085)	(39)
Retained earnings/(Accumulated deficit)	(16,316)	(16,145)	(171)

Statement of Equity	Revised December 31, 2007	As Originally Reported December 31, 2007	Effect of Change
Capital in excess of par value of stock*	$9,684	$7,834	$1,850
Accumulated other comprehensive income/(loss)	(597)	(558)	(39)
Retained earnings/(Accumulated deficit)	(1,562)	(1,485)	(77)
__________
*
"Effect of Change" represents the equity component under the standard on accounting for convertible debt.  The net change of $1,799 million in 2008 impacted calendar years 2006 and 2008 by $1,850 million and $(51) million, respectively.  The 2006 change impacted the beginning balance of the 2007 equity statement.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

The following shows the effect on the per share amounts attributable to Ford Common and Class B Stock associated with our 2036 Convertible Notes before and after the adoption of the standard on accounting for convertible debt instruments:

	2009
Basic income/(loss)	Before Adoption	After Adoption	Change
Income/(Loss) from continuing operations	$0.92	$0.91	$(0.01)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.92	$0.91	$(0.01)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.86	$0.86	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.86	$0.86	$—

Trading Securities.  Beginning with our statement of cash flows for the year ended December 31, 2008, we changed the presentation of cash flows to separately disclose the purchases of trading securities and the sale and maturities of trading securities as gross amounts within Cash flows from investing activities of continuing operations instead of Cash flows from operating activities of continuing operations.  This change is in response to our election to apply the fair value option to our available-for-sale and held-to-maturity securities on January 1, 2008.

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The amount of total assets and total liabilities in our sector balance sheet differ from the amounts in our consolidated balance sheet by $3,040 million and $4,649 million at December 31, 2009 and 2008, respectively.  As shown in the table below, the difference is the result of a reclassification for netting of deferred income tax assets and liabilities (in millions):

	December 31, 2009	December 31, 2008
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$511	$302
Automotive sector non-current deferred income tax assets	5,663	7,204
Financial Services sector deferred income tax assets*	306	251
Total	6,480	7,757
Reclassification for netting of deferred income taxes	(3,040)	(4,649)
Consolidated balance sheet presentation of deferred income tax assets	$3,440	$3,108

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$3,119	$2,790
Automotive sector non-current deferred income tax liabilities	561	614
Financial Services sector deferred income tax liabilities	1,735	3,280
Total	5,415	6,684
Reclassification for netting of deferred income taxes	(3,040)	(4,649)
Consolidated balance sheet presentation of deferred income tax liabilities	$2,375	$2,035

*     Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Debt Reduction Actions

During 2008 and 2009, we completed numerous financing transactions designed to improve our balance sheet, including the repurchase of Automotive and Financial Services debt.  The transactions involved, among other things, the repurchase of Automotive sector debt by the Financial Services sector and the repurchase of Financial Services sector debt by the Automotive sector.  Because of the intercompany impacts, the transactions have been recorded differently in the consolidated and sector balance sheets.  There also are differences in the way the transactions have been recorded in the consolidated and sector statements of cash flows.  See the table below for the reconciliation between total sector and consolidated cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009, we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase Ford Credit debt and related interest of $20 million.  We recognized a gain on extinguishment of debt of $68 million on the transactions, recorded in Automotive interest income and other non-operating income/(expense), net.  Approximately $135 million of the debt purchased has matured, and $267 million was repurchased from us by Ford Credit.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $646 million and $492 million at December 31, 2009 and 2008, respectively.  On our sector balance sheet, the acquisition is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Financial Services Acquisition of Automotive Debt.  During 2009, the Financial Services sector acquired $2.2 billion principal amount of Automotive secured term loan and $3.4 billion principal amount of Automotive unsecured debt securities for $2.2 billion of cash.  The debt was then distributed to us, whereupon it was forgiven or used in satisfaction of Ford Credit's tax liabilities with us under our tax-sharing agreement.  The debt acquired is no longer outstanding.  We recorded gains on the extinguishment of debt (net of unamortized discounts, premiums and fees, and transaction costs) of $3.3 billion in Automotive interest income and other non-operating income/(expense), net.  See Note 19 for further discussion of these transactions.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from the wholesale receivables, finance receivables and the debt reduction actions differently on our sector and consolidated statement of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	2009	2008	2007
Automotive cash flows from operating activities of continuing operations	$4,091	$(12,440)	$8,725
Financial Services cash flows from operating activities of continuing operations	5,153	9,107	6,402
Total sector cash flows from operating activities of continuing operations	9,244	(3,333)	15,127
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	5,542	2,736	1,927
Finance receivables (b)	129	418	20
Reclassifications from operating to financing cash flows:
Financial Services sector acquisition of Automotive sector debt (c)	1,127	—	—
Consolidated cash flows from operating activities of continuing operations	$16,042	$(179)	$17,074

Automotive cash flows from investing activities of continuing operations	$(11,165)	$(929)	$(3,865)
Financial Services cash flows from investing activities of continuing operations	22,078	525	(663)
Total sector cash flows from investing activities of continuing operations	10,913	(404)	(4,528)
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(5,542)	(2,736)	(1,927)
Finance receivables (b)	(129)	(418)	(20)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	155	424	—
Financial Services sector acquisition of Automotive sector debt (c)	1,091	—	—
Elimination of Investing activity to/(from) Financial Services in consolidation	(19)	(9)	18
Consolidated cash flows from investing activities of continuing operations	$6,469	$(3,143)	$(6,457)

Automotive cash flows from financing activities of continuing operations	$11,422	$217	$(433)
Financial Services cash flows from financing activities of continuing operations	(32,027)	(8,906)	(4,817)
Total sector cash flows from financing activities of continuing operations	(20,605)	(8,689)	(5,250)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	(155)	(424)	—
Financial Services sector acquisition of Automotive sector debt (c)	(1,091)	—	—
Reclassifications from operating to financing cash flows:
Financial Services sector acquisition of Automotive sector debt (c)	(1,127)	—	—
Elimination of financing activity to/(from) Financial Services in consolidation	19	9	(18)
Consolidated cash flows from financing activities of continuing operations	$(22,959)	$(9,104)	$(5,268)
__________
(a)
In addition to the cash flow from vehicles sold by us, the cash flow from wholesale finance receivables (being reclassified from investing to operating) includes financing by Ford Credit of used and non-Ford vehicles.  100% of cash flows from wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles is impracticable to separate.

(b)	Includes cash flows of finance receivables purchased/collected from certain divisions and subsidiaries of the Automotive sector.
(c)
See "April 2009 Unsecured Notes Tender Offer" and "2009 Secured Term Loan Actions" within the Automotive section of Note 19 for further discussion of these transactions.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing or operating activities on the sector statement of cash flows.

(d)
See "Debt Reduction Actions" above for further discussion.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business.  We formally documented certain long-standing business practices with Ford Credit, our indirect wholly-owned subsidiary, in a 2001 agreement that was amended in 2006.  Additional details on certain transactions and the effect on each sector's balance sheet at December 31 are shown below (in billions):

	2009		2008
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$3.9		$2.6
Unearned interest supplements and residual support (b)		(3.0)		(2.6)
Wholesale receivables/Other (c)		0.6		1.0
Net investment in operating leases (d)		0.5		0.6
Other assets (e)		0.5		0.6
Intersector receivables/(payables) (f)	$2.6	(2.6)	$2.0	(2.0)

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

(c)
Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.  The consolidated subsidiaries include dealerships that are partially or wholly owned by Ford and consolidated as VIEs, and also certain overseas affiliates.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees and employees of our subsidiaries.
(e)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector's obligation to repurchase such vehicles from daily rental car companies.  These vehicles are subsequently sold at auction.

(f)	Amounts owed to the Automotive sector by Financial Services sector, or vice versa, largely related to our tax sharing agreement.

Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest supplements and other support costs for special financing and leasing programs were $3.7 billion, $4.8 billion, and $4.6 billion in 2009, 2008 and 2007, respectively.  The Automotive sector had accrued in Accrued liabilities and deferred revenue $1 billion and $2.5 billion for interest supplements at December 31, 2009 and 2008, respectively, and about $180 million and about $450 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the related finance contracts at December 31, 2009 and 2008, respectively.

Liquidity

At December 31, 2009, our Automotive sector had total cash, cash equivalents, and marketable securities of $25.5 billion and full-year operating cash flows from continuing operations of $4.1 billion.

During 2009, we completed numerous financing transactions designed to provide additional Automotive liquidity and improve our balance sheet.  These transactions include the Amended Settlement Agreement relating to our hourly retiree health care obligation (discussed in Note 18) (providing us the option to pay up to approximately 50% of VEBA obligations in Ford Common Stock), reduction of Automotive debt by $10.1 billion principal amount, and issuance of $1.6 billion of equity in an underwritten offering of Ford Common Stock and about $700 million through equity distribution agreements.  In addition, we entered into a U.S. Department of Energy ("DOE") loan agreement to provide up to $5.9 billion in loans, issued $2.875 billion of 2016 Convertible Notes, and amended and extended the revolving credit facility (discussed in Note 19) thereby extending the maturity date for $7.2 billion of the facility from December 2011 to November 2013.

Although the economic environment for 2010 remains uncertain, we believe that all reasonably possible scenarios, including a decline in 2010 industry sales volumes to levels below our planning assumptions, would not exhaust our presently available liquidity.  Therefore, we do not believe that these reasonably possible scenarios cause substantial doubt about our ability to continue as a going concern for the next year.

Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

For each accounting topic that is addressed in its own footnote, the description of the accompanying accounting policy may be found in the related footnote.  The remaining accounting policies are described below.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported.  Estimates are used to account for certain items such as marketing accruals, warranty costs, employee benefit programs, etc.  Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances.  Due to the inherent uncertainty involved with estimates, actual results may differ.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars using end-of-period exchange rates and any resulting translation adjustments are reported in Accumulated other comprehensive income/(loss).  Upon sale or liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity are reclassified to net income as part of the recognized gain or loss on the investment.

Increases/(decreases) in Accumulated other comprehensive income/(loss) resulting from translation adjustments were as follows (in billions):

	2009	2008	2007
Adjustments due to change in net assets of foreign subsidiaries	$2.0	$(3.8)	$1.8
Deferred translation (gains)/losses reclassified to net income*	0.3	(1.8)	—
Total translation adjustments (net of taxes)	$2.3	$(5.6)	$1.8

*  The 2008 adjustment primarily relates to the sale of Jaguar Land Rover and a portion of our stake in Mazda Motor Corporation ("Mazda").

Gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities are reported in Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, and Selling, administrative, and other expenses.  For additional discussion of hedging activities, see Note 26.  The net after-tax gain/(loss) of this activity for 2009, 2008, and 2007 was $(757) million, $922 million, and $217 million, respectively.

Revenue Recognition — Automotive Sector

Automotive sales consist primarily of revenue generated from the sale of vehicles.  Sales are recorded when the risks and rewards of ownership are transferred to our customers (generally dealers and distributors).  For the majority of our sales, this occurs when products are shipped from our manufacturing facilities or delivered to our customers.  When vehicles are shipped to customers or vehicle modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.

Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Automotive interest income and other non-operating income/(expense), net.

Revenue Recognition — Financial Services Sector

Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Marketing Incentives and Interest Supplements

Marketing incentives generally are recognized by the Automotive sector as revenue reductions in Automotive sales.  These include customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector.  The revenue reductions are accrued at the later of the date the related vehicle sales to the dealers are recorded or the date the incentive program is both approved and communicated.  We generally estimate these accruals using marketing programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.  The Financial Services sector identifies payments for special financing and leasing programs as interest supplements or other support costs and recognizes them consistent with the earnings process of the underlying receivable or operating lease.

Supplier Price Adjustments

We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material.  These price adjustments relate to changes in design specifications or other commercial terms such as economics, productivity, and competitive pricing.  We recognize price adjustments when we reach final agreement with our suppliers.  In general, we avoid direct price changes in consideration of future business; however, when these occur, our policy is to defer the financial statement impact of any such price change given explicitly in consideration of future business where guaranteed volumes are specified.

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

Government Grants and Loan Incentives

From time to time, we receive grants and loan incentives from domestic and foreign governments.  Grants are recorded in the financial statements in accordance with their purpose, either as a reduction of expenses or a reduction of the cost of the capital investment.  When recorded as a reduction of expense, grants are recorded as a reduction in Automotive cost of sales.  The benefit of grants and loan incentives are recorded when performance is complete and all conditions as specified in the agreement are fulfilled.

Selected Other Costs

Freight, engineering, and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative and other expenses.  Freight costs on goods shipped and advertising costs are expensed as incurred.  Engineering, research and development costs are expensed as incurred when performed internally or performed by a supplier when reimbursement is guaranteed.  Engineering, research and development, and advertising expenses were as follows (in billions):

	2009	2008	2007
Engineering, research and development	$4.9	$7.3	$7.5
Advertising	3.3	4.6	5.4

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

NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  This standard establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. GAAP, superseding all previously issued authoritative guidance.  All references to pre-Codification GAAP in our financial statements are replaced with descriptive titles.

In June 2009, the FASB issued a new accounting standard related to transfers of financial assets.  The standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor's continuing involvement with the transferred financial assets and the related risks retained.  The standard is effective for us as of January 1, 2010.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

In June 2009, the FASB issued a new accounting standard related to the consolidation of VIEs.  The standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with VIEs.  The standard is effective for us as of January 1, 2010.  We expect that adoption of this standard will result in the deconsolidation of many of our joint ventures, including Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") reported within our Ford Europe segment results.  Although we continue to examine the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures, we anticipate that its adoption will impact Income/(Loss) before income taxes and in particular Ford Europe's pre-tax results (see Note 13 for additional information regarding the financial results of our consolidated VIEs).  The standard will have no effect on Net income/(loss) attributable to Ford Motor Company.

In October 2009, the FASB issued amended guidance addressing revenue arrangements with multiple deliverables.  The new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, requires the allocation of arrangement consideration to all deliverables using the relative selling price method, and significantly expands disclosure requirements.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are addressing the potential impact of this guidance on our financial condition, results of operations, and financial statement disclosures.

In October 2009, the FASB issued amended guidance addressing revenue arrangements that include both tangible products and software elements.  The new guidance amends the scope of the software guidance to exclude tangible products containing both software and nonsoftware components that function together to deliver the tangible product's essential functionality.  The guidance also requires entities affected by its amendments to provide the expanded disclosures included within the amended guidance on revenue arrangements with multiple deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are addressing the potential impact of this guidance on our financial condition, results of operations, and financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments, retained interest in securitized assets, and pension assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure only include debt and finance receivables.  Fair value of these items are presented together with the related carrying value in Notes 19 and 7, respectively.  Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale operations, finance receivables, held-and-used long-lived assets, and equity method investments.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  The availability of observable inputs varies by instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Valuation Methodologies

Cash Equivalents – Financial Instruments.  Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents.  We use quoted market prices where available and industry-standard valuation models using market-based inputs when quoted prices are unavailable.

Marketable Securities.  Fixed income and equity securities with a maturity date greater than 90 days at the date of purchase are classified as marketable securities.  We measure the fair value of these securities using quoted market prices where available and industry-standard valuation models using market-based inputs when quoted prices are unavailable.  Where there is limited transparency to valuation inputs, we generally utilize dealer security quotes or standard models using unobservable inputs.

Derivative Financial Instruments.  We estimate the fair value of our derivatives using industry-standard valuation models, including Black-Scholes and Curran's Approximation.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and commodity prices, taking into account the contractual terms of the derivative instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity, or for longer-dated instruments.  For longer-dated instruments where observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.  For certain commodity contracts, observable market data may be limited and, in those cases, we generally survey brokers and use the average of the surveyed prices in estimating fair value.  For securitization interest rate swaps, we use management judgment in estimating timing of cash flows which may vary based on actual repayments of securitized contracts.

Retained Interest in Securitized Assets.  Ford Credit estimates the fair value of retained interests using internal valuation models, market inputs, and its own assumptions in estimating cash flows from the sales of retail receivables.

Pension Assets.  Pension assets are recorded at fair value, and include fixed income and equity securities, as well as alternative investments.  Fixed income and equity securities may each be combined into commingled fund investments.  Commingled funds are valued to reflect the Company's interest in the fund based on the reported year-end net asset value.  Alternative investments include investments in private equity and hedge funds, and are valued based on year-end reported net asset value, with adjustments as appropriate for lagged reporting of 1 – 3 months.  For pension assets, the balance sheet includes the funded status of the benefit plans, which represents the difference between the benefit obligations and fair value of plan assets.  Refer to Note 18 for additional information, including the input hierarchy and Level 3 reconciliation.

Valuation methodologies for debt and finance receivables, for which fair value is measured for disclosure only, can be found in Note 19 and 7, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet for the years ended December 31 (in millions):

	2009
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$30	$—	$—	$30
Government-sponsored enterprises	—	949	—	949
Government – non-U.S.	—	238	—	238
Corporate debt	—	2,557	—	2,557
Total cash equivalents – financial instruments	30	3,744	—	3,774
Marketable securities (b)
U.S. government	9,130	—	—	9,130
Government-sponsored enterprises	—	2,408	—	2,408
Corporate debt	—	414	8	422
Mortgage-backed and other asset-backed	—	191	17	208
Equity	477	—	—	477
Government – non-U.S.	—	977	—	977
Other liquid investments (c)	—	901	—	901
Total marketable securities	9,607	4,891	25	14,523
Derivative financial instruments	—	67	9	76
Total assets at fair value	$9,637	$8,702	$34	$18,373
Liabilities
Derivative financial instruments	$—	$154	$—	$154
Total liabilities at fair value	$—	$154	$—	$154

Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Corporate debt	—	75	—	75
Government – non-U.S.	—	29	—	29
Total cash equivalents – financial instruments	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government – non-U.S.	—	65	—	65
Other liquid investments (c)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments	—	1,459	420	1,879
Retained interest in securitized assets	—	—	26	26
Total assets at fair value	$5,331	$3,567	$450	$9,348
Liabilities
Derivative financial instruments	$—	$599	$575	$1,174
Total liabilities at fair value	$—	$599	$575	$1,174

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.3 billion and $7.7 billion as of December 31, 2009 for Automotive and Financial Services sectors, respectively, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $4.2 billion and $2.8 billion as of December 31, 2009 for Automotive and Financial Services sectors, respectively.

(b)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $646 million and an estimated fair value of $656 million as of December 31, 2009; see Note 1 for additional detail.

(c)	Includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2008
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$117	$—	$—	$117
Government-sponsored enterprises	—	386	—	386
Government – non-U.S.	—	82	—	82
Corporate debt	—	992	—	992
Total cash equivalents – financial instruments	117	1,460	—	1,577
Marketable securities (b)
U.S. government	3,347	—	—	3,347
Government-sponsored enterprises	—	1,468	—	1,468
Corporate debt	—	1,103	26	1,129
Mortgage-backed and other asset-backed	—	888	123	1,011
Equity	1,590	16	1	1,607
Government – non-U.S.	—	37	—	37
Other liquid investments	1	204	—	205
Total marketable securities	4,938	3,716	150	8,804
Derivative financial instruments	—	698	6	704
Total assets at fair value	$5,055	$5,874	$156	$11,085
Liabilities
Derivative financial instruments	$—	$628	$38	$666
Total liabilities at fair value	$—	$628	$38	$666

Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$655	$—	$—	$655
Government-sponsored enterprises	—	4,221	—	4,221
Corporate debt.	—	167	—	167
Total cash equivalents – financial instruments	655	4,388	—	5,043
Marketable securities
U.S. government	6,177	—	—	6,177
Government-sponsored enterprises	—	1,924	—	1,924
Corporate debt	—	111	5	116
Mortgage-backed	—	275	—	275
Equity	59	—	—	59
Government – non-U.S.	—	12	—	12
Other liquid investments	—	44	—	44
Total marketable securities	6,236	2,366	5	8,607
Derivative financial instruments	—	2,900	916	3,816
Retained interest in securitized assets	—	—	92	92
Total assets at fair value	$6,891	$9,654	$1,013	$17,558
Liabilities
Derivative financial instruments	$—	$1,167	$990	$2,157
Total liabilities at fair value	$—	$1,167	$990	$2,157

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $1.9 billion and $3.2 billion as of December 31, 2008 for Automotive and Financial Services sectors, respectively, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.9 billion and $7.5 billion as of December 31, 2008 for Automotive and Financial Services sectors, respectively.

(b)	Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $492 million and an estimated fair value of $437 million. See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the years ended December 31 (in millions):

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities (c)	$150	$(19)	$(72)	$(34)	$25	$2
Derivative financial instruments, net	(32)	(5)	46	—	9	5
Total Level 3 fair value	$118	$(24)	$(26)	$(34)	$34	$7

Financial Services Sector
Marketable securities	$5	$(1)	$—	$—	$4	$(1)
Derivative financial instruments, net	(74)	(87)	6	—	(155)	(70)
Retained interest in securitized assets	92	9	(75)	—	26	1
Total Level 3 fair value	$23	$(79)	$(69)	$—	$(125)	$(70)

(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at reporting date.
(c)
"Net Purchases/(Settlements)" for Level 3 Automotive sector marketable securities includes assets totaling $15 million transferred as part of the settlement of our UAW retiree health care obligation detailed in Note 18.

	2008
	Fair Value at January 1, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2008	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities	$201	$(28)	$24	$(47)	$150	$(24)
Derivative financial instruments, net	257	(124)	(83)	(82)	(32)	(63)
Total Level 3 fair value	$458	$(152)	$(59)	$(129)	$118	$(87)

Financial Services Sector
Marketable securities	$—	$—	$5	$—	$5	$—
Derivative financial instruments, net	(2)	8	(5)	(75)	(74)	(41)
Retained interest in securitized assets	653	49	(610)	—	92	(58)
Total Level 3 fair value	$651	$57	$(610)	$(75)	$23	$(99)

(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at reporting date.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize the realized/unrealized gains/(losses) on Level 3 items by financial statement position for the period ending December 31 (in millions):

	2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$1	$—	$(20)	$(19)
Derivative financial instruments, net (b)	(7)	2	—	—	(5)
Total Automotive sector	(7)	3	—	(20)	(24)

Financial Services Sector
Marketable securities	—	—	(1)	—	(1)
Derivative financial instruments, net (b)	—	—	(89)	2	(87)
Retained interest in securitized assets	—	—	9	—	9
Total Financial Services sector	—	—	(81)	2	(79)

Total Company	$(7)	$3	$(81)	$(18)	$(103)

(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments reflects foreign currency translation on non-U.S. dollar foreign affiliates.
(b)	See Note 26 for detail on financial statement presentation by hedge designation.

	2008
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Financial Services Interest Expense	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(29)	$—	$—	$1	$(28)
Derivative financial instruments, net (b)	(119)	(5)	—	—	—	(124)
Total Automotive sector	(119)	(34)	—	—	1	(152)

Financial Services Sector
Marketable securities	—	—	—	—	—	—
Derivative financial instruments, net (b)	—	—	23	12	(27)	8
Retained interest in securitized assets	—	—	107	—	(58)	49
Total Financial Services sector	—	—	130	12	(85)	57

Total Company	$(119)	$(34)	$130	$12	$(84)	$(95)

(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments reflects foreign currency translation on non-U.S. dollar foreign affiliates.
(b)	See Note 26 for detail on financial statement presentation by hedge designation.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on our balance sheet on a non-recurring basis for the years ended December 31 (in millions):

	2009
	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)
Automotive Sector(a)
First Aquitaine Industries SAS ("First Aquitaine") investment (b)	$—	$—	$241	$241	$(79)
U.S. consolidated dealership investment (c)	—	—	—	—	(78)
Total assets at fair value	$—	$—	$241	$241	$(157)

Financial Services Sector
Equity investment (d)	$—	$200	$—	$200	$(141)
Held-for-sale finance receivables (e)	—	911	—	911	(52)
Total assets at fair value	$—	$1,111	$—	$1,111	$(193)

(a)	See Note 24 for discussion of our held-for-sale impairment of Volvo.
(b)
During the second quarter of 2009, we recorded an other-than-temporary impairment of our investment in the Bordeaux automatic transmission plant of $79 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on the cost approach and considered the condition of the plant's fixed assets.

(c)
During the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in our U.S. consolidated dealerships of $78 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on the market approach and reflected anticipated proceeds, expected to be de minimis.  The fair value of our investment was classified in Level 2 of our fair-value hierarchy.

(d)
In March 2009, our Board of Directors approved potential sale of the Financial Services sector's investment in DFO Partnership.  DFO Partnership held a portfolio of "non-core" diversified leveraged lease assets (e.g., railcars, aircraft, and energy facilities).  The fair value measurement used to determine the fair value of the investment in DFO Partnership was based on the market approach and reflected information obtained from a number of bids.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of the investment of $141 million in Financial Services equity in net income/(loss) of affiliated companies.

(e)
During the third quarter of 2009, Ford Credit recorded a valuation allowance of $52 million related to held-for-sale finance receivables.  The fair value was determined based on the market approach and reflected information from an independent bid for the assets.  See Note 24 for additional discussion of this impairment.

	2008
	Level 1	Level 2	Level 3	Total	Total Gains/ (Losses)
Automotive Sector
U.S. consolidated dealership investment (a)	$—	$—	$131	$131	$(88)
North America net property (b)	—	—	11,009	11,009	(5,300)
Held-for-sale operations (c)	—	—	1,728	1,728	(439)
Total assets at fair value	$—	$—	$12,868	$12,868	$(5,827)

Financial Services Sector
Net investment in certain operating leases (d)	$—	$—	$9,414	$9,414	$(2,086)
Total assets at fair value	$—	$—	$9,414	$9,414	$(2,086)

(a)
During the first quarter of 2008, we recorded an other-than-temporary impairment of our investment in U.S. consolidated dealerships of $88 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on liquidation prices of comparable assets.

(b)
During the second quarter of 2008, we recorded a pre-tax impairment of $5.3 billion related to Ford North America held-and-used long-lived assets.  The fair value measurement used to determine the impairment was based on the income approach, which utilized cash flow projections consistent with the most recent Ford North America business plan approved by our Board or Directors, a terminal value, and a discount rate equivalent to a market participant's weighted average cost of capital.  See Note 15 for additional discussion of this impairment.

(c)
We recorded pre-tax impairments of $421 million during the first quarter of 2008 and $18 million during the second quarter of 2008 related to held-for-sale operations.  The fair value measurements used to determine the impairments were based on the market approach and reflected expected proceeds negotiated with the buyer.  See Note 24 for additional discussion of these impairments.

(d)
We recorded a pre-tax impairment of $2.1 billion during the second quarter of 2008 related to certain vehicle lines included in our Financial Services sector Net Investment in operating leases.  The fair value used to determine the impairment was based on the income approach and was measured by discounting the contractual payments and estimated auction proceeds.  The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.  See Note 15 for additional discussion of this impairment.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  CASH AND RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual arrangements are recorded as restricted in Other assets on our consolidated balance sheet.  Restricted cash does not include required minimum balances, or cash securing debt raised through securitization transactions ("securitization cash").  See Note 19 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006, and securitization cash.  See Note 13 for additional information regarding Automotive VIEs.  For cash and cash equivalents, we review our disbursement accounts and reclassify any aggregate negative balances to a liability account included in Payables on our balance sheet.

Restricted Cash

Restricted cash reflected on our balance sheet at December 31 is as follows (in millions):

	2009	2008
Automotive sector	$789	$363
Financial Services sector	335	449
Total Company	$1,124	$812

NOTE 6.  MARKETABLE AND OTHER SECURITIES

Ford holds various investments classified as marketable securities including U.S. government and non-U.S. government securities, corporate obligations and equities, and asset-backed securities.  Highly-liquid investments with a maturity of 90 days or less at the date of purchase are classified in Cash and cash equivalents.  Investment securities with a maturity date greater than 90 days at the date of the security's acquisition are classified as Marketable securities.

Prior to 2008, we classified all marketable securities as trading, available-for-sale or held-to-maturity.  The unrealized gains and losses for available-for-sale securities were recorded, net of tax, as a separate component of Accumulated other comprehensive income/(loss) and the unrealized gains and losses for held-to-maturity securities were not recognized.  On January 1, 2008, we elected to apply the fair value option and recorded all available-for-sale or held-to-maturity securities as trading securities.  This election resulted in a cumulative after-tax increase of about $12 million to the opening balance of Retained earnings.  Marketable securities acquired subsequent to January 1, 2008 have been recorded as trading securities.

Trading securities are recorded at fair value with unrealized gains and losses recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services income/(loss), net.  Realized gains and losses are accounted for using the specific identification method.  See Note 4 for information on valuation methodologies.

Investments in Marketable Securities

Investments in marketable securities at December 31 were as follows (in millions):

	2009		2008
	Fair Value	Unrealized Gains/(Losses) (a)	Fair Value	Unrealized Gains/(Losses) (a)
Trading Securities
Automotive sector (b)	$15,169	$141	$9,296	$(1,443)
Financial Services sector	6,864	14	8,607	(32)
Intersector elimination (b)	(646)	—	(492)	—
Total Company	$21,387	$155	$17,411	$(1,475)
__________
(a)	Unrealized gains/(losses) for period related to instruments still held.
(b)
"Fair Value" reflects an investment in Ford Credit debt securities shown at a carrying value of $646 million and $492 million (estimated fair value of which is $656 million and $437 million) at December 31, 2009 and 2008, respectively.  See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  MARKETABLE AND OTHER SECURITIES (Continued)

Included in Automotive sector trading securities above is our investment in Mazda.  The fair value of our investment in Mazda at December 31, 2009 and 2008 was $447 million and $322 million, respectively.  See Note 12 for additional information.

The proceeds from maturities and sales of available-for-sale securities in 2007 were as follows (in millions):

	2007
	Maturities	Sales
Automotive sector	$—	$2,686
Financial Services sector	7,900	8,074
Total Company	$7,900	$10,760

Realized gains and losses on sales of available-for-sale securities in 2007 were as follows (in millions):

	2007
	Gains	Losses
Automotive sector	$10	$7
Financial Services sector	45	5
Total Company	$55	$12

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and included in Other assets.  These cost method investments were as follows (in millions):

	2009	2008
Automotive sector *	$97	$68
Financial Services sector	5	5
Total Company	$102	$73
__________
*
Our largest cost method investment relates to our ownership in Primrose Cove Limited of $69 million and $56 million at December 31, 2009 and 2008, respectively.  This investment represents preferred shares  we received as part of the sale of Aston Martin Lagonda Group Limited ("Aston Martin"). See Note 24 for further discussion of the sale of Aston Martin.

NOTE 7.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

Retail finance receivables consist primarily of installment loans and direct financing lease contracts for new and used vehicles with retail customers, daily rental companies, government entities, and fleet customers.  Wholesale finance receivables include dealer financing of new and used vehicles in inventory.  Other finance receivables consist primarily of real estate, commercial and other collateralized loans, and accrued interest.

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

Ford Credit receives interest supplements and other support payments on certain financing transactions under agreements with Ford and other affiliates.  Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related finance receivables are outstanding.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Finance Receivables, Net

Finance receivables, net, at December 31, were as follows (in millions):

	2009	2008
Retail (including direct financing leases)	$58,229	$67,316
Wholesale	22,370	27,483
Other finance receivables	3,611	4,057
Total finance receivables	84,210	98,856
Unearned interest supplements	(1,994)	(1,343)
Allowance for credit losses	(1,351)	(1,417)
Other	20	5
Finance receivables, net – sector balance sheet	$80,885	$96,101

Finance receivables, net, subject to fair value*	$76,991	$91,584
Fair value	$76,066	$84,615

Finance receivables, net – sector balance sheet	$80,885	$96,101
Reclassification of receivables purchased from Automotive sector to Other receivables, net	(3,889)	(2,617)
Finance receivables, net – consolidated balance sheet	$76,996	$93,484
__________
*
At December 31, 2009 and 2008, excludes $3.9 billion and $4.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Finance receivables that originated outside of the United States were $35.4 billion and $43.1 billion at December 31, 2009 and 2008, respectively.  At December 31, 2009, finance receivables included $663 million owed by the three customers with the largest receivables balances.

Included in net finance and other receivables at December 31, 2009 and 2008 were $64.4 billion and $73.7 billion, respectively, of finance receivables that secure certain debt obligations.  The cash flows generated from collection of these receivables can be used only for payment of the related debt and obligations arising from the transfer; they are not available to pay our other obligations or the claims of our other creditors (see Notes 13 and 19).

The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate, and prepayment risks associated with similar types of instruments.

Scheduled maturities of total finance receivables, including minimum lease rentals, are as follows (in millions):

	2010	2011	2012	Thereafter	Total
Total finance receivables, including minimum lease rentals	$51,768	$17,876	$9,107	$5,459	$84,210

Experience indicates that a portion of the portfolio is repaid before the scheduled maturity dates.

The net investment in direct financing leases at December 31 was as follows (in millions):

	2009	2008
Total minimum lease rentals to be received	$2,509	$2,940
Less: Unearned income	(434)	(541)
Loan origination costs	23	33
Estimated residual values	1,826	2,135
Less: Allowance for credit losses	(45)	(50)
Net investment in direct financing leases	$3,879	$4,517

The investment in direct financing leases primarily relates to the leasing of vehicles with a term greater than 60 months.  Scheduled maturities of minimum lease rentals, as included above, are as follows (in millions):

	2010	2011	2012	Thereafter	Total
Minimum rentals on direct financing leases	$1,115	$681	$477	$236	$2,509

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases on our balance sheet consists primarily of lease contracts for vehicles with daily rental companies, fleet customers, and retail customers.  Assets subject to operating leases are depreciated on the straight-line method over the term of the lease to reduce the asset to its estimated residual value.  Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Included in the Automotive sector on our consolidated balance sheet are vehicles sold to daily rental car companies subject to guaranteed repurchase options.  At the time of transfer, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  At December 31, 2009 and 2008, $2.5 billion and $2.3 billion, respectively, was included in this line item for these vehicles.  Also at the time of transfer, the cost of the vehicles is recorded in Other current assets.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive sales over an average term of 8 months, using a straight-line method.  The difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.

Net Investment in Operating Leases

The net investment in operating leases at December 31 was as follows (in millions):

	2009	2008
Automotive Sector
Vehicles, net of depreciation (a)	$2,208	$2,130
Financial Services Sector
Vehicles and other equipment, at cost (b)	21,769	28,926
Accumulated depreciation	(6,493)	(5,542)
Allowance for credit losses	(214)	(264)
Total Financial Services sector	15,062	23,120
Total Company	$17,270	$25,250
__________
(a)  Included in Automotive other current assets on our sector balance sheet.
(b)  Includes the impact of the 2008 impairment of vehicles subject to operating leases at Ford Credit.  See Note 15 for additional details.

Automotive Sector

Included in Net investment in operating leases are vehicles sold to daily rental car companies subject to guaranteed repurchase options.  Operating lease depreciation expense (which excludes gains and losses on disposal of assets) was as follows (in millions):

	2009	2008	2007
Operating lease depreciation expense	$536	$861	$979

Included in Automotive sales are rents on operating leases.  The amount contractually due for minimum rentals on operating leases is $404 million for 2010.

Financial Services Sector

Included in Net investment in operating leases at December 31, 2009 and 2008 were Ford Credit's interests of $10.4 billion and $15.6 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  NET INVESTMENT IN OPERATING LEASES (Continued)

Included in Financial Services revenues are rents on operating leases.  The amounts contractually due for minimum rentals on operating leases are as follows (in millions):

	2010	2011	2012	Thereafter	Total
Minimum rentals on operating leases	$2,825	$1,602	$604	$332	$5,363

Operating lease depreciation expense (which includes gains and losses on disposal of assets) was as follows (in millions):

	2009	2008	2007
Operating lease depreciation expense	$3,890	$9,048	$6,212

NOTE 9.  ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet.  Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance.  Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

The allowance for credit losses is estimated using a combination of models and management judgment and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values and economic conditions.  Additions to the allowance for credit losses are made by recording charges to Financial Services provision for credit and insurance losses on our consolidated statement of operations.  Finance receivables, investments in direct financing leases, and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors.  Recoveries on finance receivables and investments in leases previously charged off as uncollectible are credited to the allowance for credit losses.

Changes in Allowance for Credit Losses

Changes in the allowance for credit losses for finance receivables, investment in direct financing leases, and investment in operating leases were as follows (in millions):

	2009	2008	2007
Beginning balance	$1,681	$1,102	$1,121
Provision for credit losses	977	1,773	592
Total charge-offs and recoveries
Charge-offs	(1,526)	(1,552)	(1,105)
Recoveries	423	414	470
Net charge-offs	(1,103)	(1,138)	(635)
Other changes, principally amounts related to finance receivables sold and translation adjustments	10	(56)	24
Ending balance	$1,565	$1,681	$1,102

The decrease in allowance for credit losses primarily reflected the decline in receivables and the related charge-offs.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million that was based on management's judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in Ford Credit's models.  At December 31, 2008, Ford Credit's allowance for credit losses included about $210 million that was based on management's judgment regarding higher severity assumptions.  At December 31, 2007, Ford Credit's allowance for credit losses did not include any adjustments for management judgment.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 28% and 24% of inventories at December 31, 2009 and 2008, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories at December 31 were as follows (in millions):

	2009	2008
Raw materials, work-in-process and supplies	$2,783	$2,747
Finished products	3,465	5,091
Total inventories under FIFO	6,248	7,838
Less: LIFO adjustment	(798)	(850)
Total inventories	$5,450	$6,988

At December 31, 2009, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased Automotive cost of sales by about $33 million.

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control or of which we are not the primary beneficiary, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

The following table reflects our ownership percentages at December 31, 2009, and balances of equity method investments at December 31, 2009 and 2008 (in millions, except percentages):

		Investment Balance
	Ownership Percentage	2009	2008
Automotive Sector
AutoAlliance (Thailand) Co., Ltd ("AAT").	50.0%	$301	$258
S.C. Automobile Craiova SA. ("ACSA") *	97.1	289	24
Changan Ford Mazda Automobile Corporation, Ltd	35.0	247	189
Jiangling Motors Corporation, Ltd	30.0	238	191
Ford Motor Company Capital Trust II ("Trust II")	5.0	155	155
Tenedora Nemak, S.A. de C.V.	6.8	64	74
Blue Diamond Truck, S. de R.L. de C.V.	25.0	45	33
Getrag Asia Pacific GmbH & Co. KG	25.0	33	29
Changan Ford Mazda Engine Company, Ltd.	25.0	19	15
OEConnection LLC	33.0	10	7
Ford Performance Vehicles Pty Ltd.	49.0	9	8
Percepta, LLC	45.0	6	7
Blue Diamond Parts, LLC	25.0	5	10
Automotive Fuel Cell Cooperation Corporation ("AFCC")	30.0	3	4
Getrag America Holdings GmbH CH ("Getrag America Holdings")	—	—	19
NuCellsys Holding GmbH ("NuCellsys") *	—	—	18
Other	Various	5	35
Total Automotive sector		1,429	1,076
Financial Services Sector
Forso Nordic AB	50.0	67	66
FFS Finance South Africa (Pty) Limited	50.0	32	34
RouteOne LLC	30.0	18	18
DFO Partnership	—	—	357
Other	Various	4	48
Total Financial Services sector		121	523
Total Company		$1,550	$1,599
__________
*	See Note 24 for discussion of this entity.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

We received $152 million, $224 million, and $216 million of dividends from these affiliated companies for the years ended December 31, 2009, 2008, and 2007, respectively.

Changes in Equity Method Investments

Getrag America Holdings.  In 2009, Getrag America Holdings changed its operating profile from a development stage enterprise to an operating business.  Accordingly, we reconsidered the consolidation analysis and determined this to be a variable interest entity of which we are the primary beneficiary.

DFO Partnership.  In March 2009, our Board of Directors approved a potential sale of the Financial Services sector investment in DFO Partnership.  DFO Partnership holds a portfolio of "non-core" diversified leveraged lease assets (e.g., railcars, aircraft, and energy facilities).  During the first quarter of 2009, an other-than-temporary impairment of the investment in DFO Partnership of $141 million was recorded in Financial Services equity in net income/(loss) of affiliated companies.   During the third quarter of 2009, the Financial Services sector completed the sale of its interest in DFO Partnership to a subsidiary of Bank of America.  As a result of the sale, a pre-tax gain of $9 million (net of transaction costs) was recognized in Financial Services other income/(loss), net.

NOTE 12.  SIGNIFICANT UNCONSOLIDATED AFFILIATES

We are required to measure the impact of all unconsolidated majority-owned subsidiaries and equity-method investments to determine their significance to our financial statements.  If the affiliates meet the defined thresholds of significance, certain financial disclosure data is required.

Mazda

Mazda was considered to be a significant unconsolidated affiliate in 2007.  Presented below is summarized financial information for Mazda for 2008 and 2007.

In November 2008, we sold 278 million shares of Mazda for net proceeds of $532 million.  As a result of the transaction, we recorded a pre-tax loss on the sale of $121 million, net of transaction costs and recognition of foreign currency translation adjustments, in Automotive interest income and other non-operating income/(expense), net.  We continue to own 195.5 million shares of Mazda, representing an 11% ownership interest.  We no longer have certain management rights we previously held and, as a result, we have deemed that we no longer hold significant influence over Mazda's operating and financial policies.  Consequently, we account for our remaining investment of $447 million as of December 31, 2009 as a marketable security.

As a result, we had no equity in net assets of affiliated companies at December 31, 2008 associated with our investment in Mazda.  Our investment in Mazda included $0 of goodwill included in Equity in net assets of affiliated companies at December 31, 2008.  Dividends received from Mazda were $27 million and $36 million for the years ended December 31, 2008 and 2007, respectively.

Summarized income statement information from Mazda's published financial statements, prepared in accordance with Japanese GAAP, for the twelve months ended September 30, 2008 and 2007, and summarized balance sheet information from Mazda's published financial statements at September 30, 2008 and 2007 is as follows (in millions):

	2008	2007
Net sales	$31,422	$28,108
Cost and expenses	30,036	26,763
Income from continuing operations	889	698
Net income/(loss)	854	628

Total assets	$19,548	$16,776
Total liabilities	14,067	12,430

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  SIGNIFICANT UNCONSOLIDATED AFFILIATES (Continued)

Included in our Automotive equity in net income/(loss) of affiliated companies was the following income for the years ended December 31 (in millions):

	2008	2007
Ford's share of Mazda's net income/(loss)	$25	$189

Ford's share of Mazda's net income/(loss) in the table above represents our share of Mazda's results on a U.S. GAAP basis.  For 2008, our share includes a charge as determined under U.S. GAAP representing the impact on us of a goodwill impairment related to Mazda-owned dealerships in Japan.

NOTE 13.  VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary is the entity that absorbs the majority of the risk for the variability in the VIE's assets.  A variable interest is a contractual, ownership, or other interest that changes with changes in the fair value of the VIE's net assets.

We use qualitative analysis to determine whether or not we need to consolidate a VIE.  We consider the rights and obligations conveyed by variable interests to determine whether we will absorb a majority of a VIE's expected losses, receive a majority of its expected residual returns, or both.  If so, we consolidate the VIE.

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

Automotive Sector

VIEs of which we are the primary beneficiary:

We have contractual agreements with the VIEs we consolidate to purchase the majority, and in some cases substantially all, of the entity's output under a cost-plus-margin arrangement and/or volume-dependent pricing.  These contractual arrangements may require us to absorb entity losses when production volume targets are not met and/or allow us to receive bonuses when production volume targets are exceeded.  Described below are the significant VIEs we consolidated as of December 31, 2009:

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda in North America, engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.

First Aquitaine operates a transmission plant in Bordeaux, France which manufactures automatic transmissions for Ford Explorer, Ranger, and Mustang vehicles.  During the second quarter of 2009, we transferred legal ownership of First Aquitaine to HZ Holding France.  We also entered into a volume-dependent pricing agreement with the new owner to purchase transmissions through the end of the product cycle.  As a result, we now consider this entity to be a VIE of which we are the primary beneficiary.  See Note 4 for discussion of the impairment of our investment in this plant.

Ford Otosan is a 41/41/18 joint venture in Turkey with the Koc Group of Turkey and public investors.  Ford Otosan is a supplier of the Ford Transit Connect model, and an assembly supplier of the Ford Transit van model, both of which we sell primarily in Europe.

Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. and is the primary supplier of manual transmissions for use in our European vehicles.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH.  The joint venture produces all-wheel-drive components.  The assets and liabilities associated with this joint venture that were classified during the first quarter of 2009 as held for sale are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 24.

Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A.  The joint venture was established to engineer and manufacture niche vehicles.  The assets and liabilities associated with this joint venture that were classified as held for sale during the first quarter of 2009 are shown in the table below and are included in the assets and liabilities of Volvo classified as held-for-sale operations in Note 24.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH.  Tekfor produces transmission and chassis components for use in our vehicles.  During the fourth quarter of 2009, Ford initiated a revolving loan agreement with Tekfor for $12.8 million.  This loan is being used by Tekfor to refinance external debt.

We also hold interests in certain dealerships in North America.  At December 31, 2009 there were approximately 13 dealerships consolidated as part of our Dealer Development program.  We supply and finance the majority of vehicles and parts for these dealerships, and the operators have a contract to buy our equity interest over a period of time.  See Note 4 for discussion of the impairment of our investment in these assets.

The total consolidated VIE assets and liabilities reflected on our December 31 balance sheet are as follows (in millions):

Assets	2009	2008
Cash and cash equivalents	$574	$665
Receivables	578	518
Inventories	513	1,117
Net property	2,294	2,136
Assets of held-for-sale operations	330	318
Other assets	236	297
Total assets	$4,525	$5,051
Liabilities
Trade payables	$628	$516
Accrued liabilities	327	324
Debt	851	972
Liabilities of held-for-sale operations	105	97
Other liabilities	230	167
Total liabilities	$2,141	$2,076

Equity attributable to noncontrolling interests	$1,267	$1,168

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs reflected on our statement of operations is as follows (in millions):

	2009	2008	2007
Sales	$4,581	$7,191	$7,753
Costs and expenses
Cost of sales	3,661	6,154	6,166
Selling, administrative and other expenses	451	749	814
Total costs and expenses	4,112	6,903	6,980
Operating income/(loss)	469	288	773

Interest expense	39	82	55

Interest income and other non-operating income/(expense), net	17	55	40
Equity in net income/(loss) of affiliated companies	—	(3)	(1)
Income/(Loss) before income taxes – Automotive	447	258	757

Provision for/(Benefit from) income taxes	130	46	172
Income/(Loss) from continuing operations	317	212	585
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	317	212	585

Less: Income/(Loss) attributable to noncontrolling interests	231	202	322
Net income/(loss) attributable to Ford Motor Company	$86	$10	$263

VIEs of which we are not the primary beneficiary:

In 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz"), we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $9 million at December 31, 2009.  For additional discussion of these letters of credit, see Note 31.

We also have investments in unconsolidated subsidiaries determined to be VIEs of which we are not the primary beneficiary.  These investments, described below, are accounted for as equity method investments and are included in Equity in net assets of affiliated companies.

AAT is a 50/50 joint venture with Mazda in Thailand.  AAT is engaged in the manufacture of automobiles on behalf of Ford and Mazda for the Thai domestic market and for export markets through Ford and Mazda.  Ford and Mazda share equally the risks and rewards of the joint venture.

Trust II was formed in 2002.  We own 100% of Trust II's common stock which is equal to 5% of Trust II's total equity.

Our maximum exposure to VIEs of which we are not the primary beneficiary at December 31 is as follows (in millions):

	December 31, 2009	December 31, 2008	Change in Maximum Exposure
Investments	$456	$413	$43
Liabilities	(30)	(38)	8
Guarantees (off-balance sheet)	370	362	8
Total maximum exposure	$796	$737	$59

This includes a guarantee of a line of credit on behalf of AAT for plant expansion.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of which Ford Credit is the primary beneficiary:

Ford Credit uses special-purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs.  The asset-backed securities are secured by the expected cash flows from finance receivables and interests in net investments in operating leases.  The expected cash flows from these assets have been legally sold but Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by VIEs, rights to cash held for the benefit of the securitization investors such as cash reserves, and residual interests.  Therefore, the assets continue to be consolidated by Ford Credit.

The VIE transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.

Ford Credit aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions – consumer credit risk and prepayment risk.
•	Wholesale transactions – dealer credit risk.
•	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and prepayment risk.

As residual interest holder, Ford Credit is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  However, this risk is not incremental to the exposure Ford Credit has on the underlying assets.  Ford Credit's residual interest in these transactions was $27.2 billion and $18.2 billion at December 31, 2009 and 2008, respectively.  The amount of risk absorbed by Ford Credit's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

Ford Credit has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets, and have no right to require Ford Credit to repurchase the investments.  Although not contractually required, Ford Credit regularly supports their wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The cash contributions were $0 and $179 million at December 31, 2009 and 2008, respectively, and ranged from $0 to $1.4 billion and $0 to $2.2 billion during 2009 and 2008, respectively.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust retail securitization program.

During 2009, Ford Credit elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions.  From time to time, Ford Credit renegotiates the terms of its funding commitments and may reallocate the commitments globally.  Ford Credit does not guarantee any asset-backed securities and generally has no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  In certain securitization transactions, Ford Credit has dynamic enhancements where Ford Credit is required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.

VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.  See Note 26 for additional information regarding Ford Credit's derivatives.

Finance receivables and net investment in operating leases that secure the debt of the VIE remain on Ford Credit's balance sheet and therefore are not included in the VIE assets shown in the following table.  As of December 31, 2009, the carrying values of the assets were $41.7 billion of retail receivables, $16.5 billion of wholesale receivables, and $10.4 billion of net investment in operating leases.  As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.

The total consolidated VIE assets and liabilities that support Ford Credit's securitization transactions reflected on our December 31 balance sheet are as follows (in millions):

	2009		2008
	Cash & Cash Equivalents (a)	Debt (b)	Cash & Cash Equivalents (a)	Debt (b)
VIEs by asset class
Retail	$3,132	$31,243	$2,673	$34,507
Wholesale	402	8,349	1,029	15,537
Net investment in operating leases	436	6,561	206	12,005
Total	$3,970	$46,153	$3,908	$62,049
__________
(a)
Additionally, Ford Credit's cash and cash equivalents securing the obligations of the VIEs that are not assets of the VIEs were $925 million and $949 million as of December 31, 2009 and 2008, respectively.

(b)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $1.8 billion and $308 million at December 31, 2009 and 2008, respectively, was not reflected as a liability of the VIEs and is excluded from the table above, but was included in our consolidated liabilities.

Ford Credit's exposure based on the fair value of derivative instruments related to securitization programs at December 31 is as follows (in millions):

	2009		2008
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Total derivative financial instruments	$55	$528	$46	$808

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	2009		2008
	Derivative (Income)/ Expense	Interest Expense	Derivative (Income)/ Expense	Interest Expense
VIEs by asset class
Retail	$262	$957	$684	$1,725
Wholesale	(3)	248	(47)	706
Net investment in operating leases	80	473	178	622
Total	$339	$1,678	$815	$3,053

VIEs of which Ford Credit is not the primary beneficiary:

Ford Credit has investments in certain joint ventures determined to be VIEs of which it is not the primary beneficiary.  These joint ventures provide consumer and dealer financing in their respective markets.  The joint ventures are financed by external debt and additional subordinated interest of the joint venture partners.  The risks and rewards associated with Ford Credit's interests in these joint ventures are based primarily on ownership percentages.  Ford Credit's investments in these joint ventures are accounted for as equity method investments and are included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with these VIEs is $67 million and $109 million at December 31, 2009 and 2008, respectively.

NOTE 14.  NET PROPERTY AND LEASE COMMITMENTS

Net Property

Net property includes land, buildings and land improvements, machinery and equipment, special tools, and other assets that we use in our normal operations.  These assets are recorded at cost, net of accumulated depreciation and impairments.  We capitalize new assets when we expect to use the asset for more than one year and the acquisition cost is greater than $2,500.  Routine maintenance and repair costs are expensed when incurred.

Included in our carrying value is the estimated cost for legal obligations to retire, abandon, or dispose of the asset.  These conditional asset retirement obligations relate to the estimated cost for asbestos abatement and PCB removal.

Property and equipment are depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, and 30 years for buildings and improvements.  Special tools generally are amortized over the expected life of a product program using a straight-line method.  If the expected production volumes for major product programs associated with the tools decline significantly, we accelerate the amortization reflecting the rate of decline.

Net property at December 31 was as follows (in millions):

Automotive Sector	2009	2008
Land	$348	$409
Buildings and land improvements	11,034	10,797
Machinery, equipment and other	40,220	38,767
Construction in progress	1,325	1,295
Total land, plant and equipment	52,927	51,268
Accumulated depreciation	(35,404)	(34,552)
Net land, plant and equipment	17,523	16,716
Special tools, net of amortization	7,073	7,214
Total Automotive sector	24,596	23,930
Financial Services sector*	182	213
Total Company	$24,778	$24,143
__________
*	Included in Financial Services other assets on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2009	2008	2007
Depreciation and other amortization	$2,127	$6,584	$3,474
Amortization of special tools	1,967	4,537	3,289
Total*	$4,094	$11,121	$6,763

Maintenance and rearrangement	$1,272	$1,839	$2,014
__________
*	Includes impairments of long-lived assets for 2008. See Note 15 for additional information.

Conditional Asset Retirement Obligations

Asbestos abatement was estimated using site-specific surveys where available and a per/square foot estimate where surveys were unavailable.  PCB removal costs were based on historical removal costs per transformer and applied to transformers identified by a PCB transformer global survey we conducted.

The liability for our conditional asset retirement obligations which are recorded in Accrued liabilities and deferred revenue at December 31 was as follows (in millions):

	2009	2008
Beginning balance	$360	$404
Liabilities settled	(6)	(39)
Revisions to estimates	(7)	(3)
Foreign currency translation	—	(2)
Ending balance	$347	$360

Lease Commitments

We lease land, buildings and equipment under agreements that expire in various years.  Minimum rental commitments under non-cancelable operating leases were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Automotive sector	$217	$163	$117	$90	$71	$211	$869
Financial Services sector	92	72	54	36	20	52	326
Total Company	$309	$235	$171	$126	$91	$263	$1,195

Rental expense was as follows (in billions):

	2009	2008	2007
Rental expense	$0.8	$1.0	$1.0

NOTE 15.  IMPAIRMENT OF LONG-LIVED ASSETS

We monitor our operating units for conditions that may indicate a potential impairment of long-lived assets.  These conditions include current-period operating losses combined with a history of losses and a projection of continuing losses, and significant negative industry or economic trends.  When these conditions exist, we test for impairment.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

During the second quarter of 2008, higher fuel prices and the weak economic climate in the United States and Canada resulted in a more pronounced and accelerated shift in consumer preferences away from full-size trucks and traditional sport utility vehicles ("SUVs") to smaller, more fuel-efficient vehicles.  This shift in consumer preferences combined with lower-than-anticipated U.S. industry demand and greater-than-anticipated escalation of commodity costs resulted in impairment charges related to Ford North America's long-lived assets and Ford Credit's operating lease portfolio.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

Automotive Sector

North America Long-Lived Assets.  Based upon the financial impact of rapidly-changing U.S. market conditions during the second quarter of 2008, we projected a decline in net cash flows for the Ford North America segment.  As a result, in the second quarter of 2008 we tested the long-lived assets for impairment and recorded in Automotive cost of sales a pre-tax charge of $5.3 billion, representing the amount by which the carrying value of the assets exceeded the estimated fair value.  See Note 4 for further discussion of the fair value used in the impairment.

The table below describes the significant components of the second quarter 2008 long-lived asset impairment (in millions):

Ford North America
Land	$—
Buildings and land improvements	698
Machinery, equipment and other	2,833
Special tools	1,769
Total	$5,300

Financial Services Sector

Certain Vehicle Line Operating Leases.  The shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values, in particular for used full-size trucks and traditional SUVs.  As a result, in the second quarter of 2008 we tested Ford Credit's operating leases in its North America segment for impairment and recorded a pre-tax impairment charge in Selling, administrative and other expenses on our consolidated statement of operations and in Financial Services depreciation on our sector statement of operations of $2.1 billion, representing the amount by which the carrying value of certain vehicle lines in Ford Credit's lease portfolio exceeded the estimated fair value.  See Note 4 for further discussion of the fair value used in the impairment.

NOTE 16.  GOODWILL AND OTHER NET INTANGIBLE ASSETS

Goodwill is subject to impairment testing at least annually or upon a triggering event.  Our annual testing of goodwill occurs in the fourth quarter.  An impairment charge is recognized for the amount by which the carrying value of the operating segment's goodwill exceeds its implied fair value.

Our intangible assets are comprised primarily of manufacturing and production incentive rights, license and advertising agreements, patents, customer contracts, technology, and land rights and all are amortized over their determinable lives.

Goodwill

In the fourth quarter of 2007, we recorded a goodwill impairment charge of $2.4 billion in Goodwill impairment as a result of our impairment testing of Volvo.  Volvo's fair value declined throughout 2007, primarily related to three factors.  First, the weakening of the U.S. dollar resulted in lower sales revenues relative to euro and Swedish krona material costs; approximately 25% of Volvo vehicle sales are in the United States.  Second, higher gas prices and other factors were causing a shift from larger to smaller vehicle segments in the U.S. and other markets.  This resulted in lower-than-planned volumes for new vehicles, especially high-margin SUVs.  Third, to encourage sales in the face of lower-than-planned volumes for Volvo vehicles in the U.S. and other markets, we offered higher-than-anticipated marketing incentives on the sale of these vehicles.  These higher marketing incentives led to a reduction in revenues and profits.  Volvo goodwill was tested for impairment at December 31, 2007 by comparing the carrying value of the Volvo reporting unit to its implied fair value using discounted cash flow and market methods.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  GOODWILL AND OTHER NET INTANGIBLE ASSETS (Continued)

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Automotive Sector					Financial Services Sector
	Ford North America	Ford Europe	Volvo	Jaguar Land Rover	Total	Ford Credit	Total Company
Balances at December 31, 2007
Goodwill	$89	$37	$3,760	$1,438	$5,324	$18	$5,342
Accumulated impairment losses	—	—	(2,400)	—	(2,400)	—	(2,400)
Balances reclassified to held for sale (a)	—	—	(1,360)	(1,438)	(2,798)	—	(2,798)
Net goodwill at December 31, 2007	89	37	—	—	126	18	144

Changes in goodwill:
Dealer goodwill impairment (b)	(88)	—	—	—	(88)	—	(88)
Effect of foreign currency translation/Other	—	(6)	—	—	(6)	—	(6)
Goodwill-related dispositions	(1)	—	—	—	(1)	(9)	(10)
Balances at December 31, 2008
Goodwill	88	31	—	—	119	9	128
Accumulated impairment losses	(88)	—	—	—	(88)	—	(88)
Net goodwill at December 31, 2008	—	31	—	—	31	9	40

Changes in goodwill:
Effect of foreign currency translation/Other	—	3	—	—	3	—	3
Balances at December 31, 2009
Goodwill	88	34	—	—	122	9	131
Accumulated impairment losses	(88)	—	—	—	(88)	—	(88)
Net goodwill at December 31, 2009	$—	$34	$—	$—	$34	$9	$43

(a)	See Note 24 for discussion of our held-for-sale operations.
(b)
Based on our expected reduction of our Ford North America dealership base, we recorded an other-than-temporary impairment of our investment in our consolidated North America dealerships of $88 million in Automotive cost of sales.  We recorded the impairment of our investment by writing down the related goodwill to its fair value of $0.

Excluded from the table above is goodwill within Equity in net assets of affiliated companies of $34 million at December 31, 2009 and 2008.

Other Net Intangibles

The components of other net intangible assets at December 31 are as follows (in millions):

	2009			2008
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Manufacturing and production incentive rights	$305	(228)	77	227	(113)	114
License and advertising agreements	96	(32)	64	85	(23)	62
Other	75	(50)	25	71	(41)	30
Total Automotive sector	476	(310)	166	383	(177)	206
Financial Services Sector
Other	1	(1)	—	4	(4)	—
Total Financial Services sector	1	(1)	—	4	(4)	—
Total Company	$477	$(311)	$166	$387	$(181)	$206

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  GOODWILL AND OTHER NET INTANGIBLE ASSETS (Continued)

Our manufacturing and production incentive rights were acquired in 2006 and have a useful life of 4 years, our license and advertising agreements have amortization periods of 5 years to 25 years, and our other intangibles have various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	2009	2008	2007
Pre-tax amortization expense	$86	$99	$106

Amortization for current intangible assets is forecasted to be approximately $80 million to $90 million in 2010 and $10 million per year thereafter.

NOTE 17.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue at December 31 were as follows (in millions):

	2009	2008
Automotive Sector
Current
Dealer and customer allowances and claims	$8,651	$9,715
Deferred revenue	3,162	2,883
Employee benefit plans	1,481	1,820
Accrued interest	570	419
Pension	469	473
Other postretirement employee benefits ("OPEB") (a)	453	10,917
Other	3,679	3,357
Total Automotive current	18,465	29,584
Non-current
Pension	11,607	10,924
OPEB	5,597	5,358
Dealer and customer allowances and claims	2,919	4,303
Deferred revenue	1,656	1,751
Employee benefit plans	587	525
Other	894	905
Total Automotive non-current	23,260	23,766
Total Automotive sector	41,725	53,350
Financial Services Sector	4,884	6,184
Total sectors	46,609	59,534
Intersector elimination (b)	(10)	(8)
Total Company	$46,599	$59,526
__________
(a)	See Note 18 for discussion regarding settlement of the UAW retiree health care obligation.
(b)	Accrued interest related to Ford's acquisition of Ford Credit debt securities. See Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.  Plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date.  The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.  For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements.  No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis.  The net periodic costs of these benefits are recorded in Automotive cost of sales and Selling, administrative and other expenses.  The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss) and generally are amortized as a component of net periodic cost over the remaining service period of our active employees.  We record a curtailment loss when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees.  We record a curtailment gain when a significant number of employees who are entitled to the benefits terminate their employment.

The measurement of the fair value of plan assets, including stocks, bonds and other investments, uses valuation methodologies and the inputs as described in Note 4.  Certain investments within our plan assets do not have a readily determinable fair value; in such instances, we use net asset value per share to measure fair value.

Our contribution policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  We do from time to time make contributions beyond those legally required.  In general, our plans are funded, with the main exceptions being certain plans in Germany, and U.S. defined benefit plans for senior management.  In such cases, an unfunded liability is recorded.

Employee Retirement and Savings Plans.  We have two principal qualified defined benefit retirement plans in the United States.  The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees.  We established, effective January 1, 2004, a defined contribution plan covering new salaried U.S. employees hired on or after that date.

Certain of our defined benefit pension plans provide benefits that are not based on salary (e.g., Ford-UAW Retirement Plan, noncontributory portion of the General Retirement Plan, and the Ford Canada retirement plan for hourly employees represented by the National Automobile, Aerospace, Transportation, and General Workers Union of Canada ("CAW")).  The salary growth assumption is not applicable to these benefits.

The expense for our worldwide defined contribution plans was $88 million, $159 million, and $136 million in 2009, 2008 and 2007, respectively.  This includes the expense for company matching contributions to our primary employee savings plan in the United States of $0, $58 million, and $37 million in 2009, 2008 and 2007, respectively.  Company matching contributions for U.S. employees were suspended January 1, 2009 and reinstated effective January 1, 2010.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

OPEB.  We, and certain of our subsidiaries, sponsor plans to provide OPEB for retired employees, primarily certain health care and life insurance benefits.  During 2009, the Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program ("H-S-M-D-D-V Program") covered hourly employees represented by the UAW and hired before November 19, 2007.  UAW-represented individuals hired after November 19, 2007 are eligible to participate in a separate health care plan that provides defined contributions made by Ford to individual participant accounts.

The Ford Salaried Health Care Plan covers substantially all other Ford employees in the United States hired before June 1, 2001.  U.S. salaried employees hired on or after June 1, 2001 are covered by a separate plan that provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits.  We also provide company-paid postretirement life insurance benefits to U.S. salaried employees hired before January 1, 2004 and all U.S. hourly employees.  Our employees may become eligible for benefits when they retire; however, benefits and eligibility rules may be modified from time to time.

Effective August 1, 2008, the Company-paid retiree basic life insurance benefits were capped at $25,000 for eligible existing and future salaried retirees.  Salaried employees hired on or after January 1, 2004 are not eligible for retiree basic life insurance.  Our obligation decreased by about $850 million and ongoing expense was reduced by about $125 million annually beginning in 2009 as a result of this benefit change.

Settlement of UAW Retiree Health Care Obligation

On July 23, 2009, we entered into an amendment to the 2008 UAW Retiree Health Care Settlement Agreement (the "Settlement Agreement").  The Settlement Agreement established a new VEBA trust (the "UAW VEBA Trust") that on December 31, 2009 would assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents (the "Benefit Group").  The amendment to the Settlement Agreement (the "Amended Settlement Agreement") described below was approved by the U.S. District Court for the Eastern District of Michigan on November 9, 2009.  The Amended Settlement Agreement provides for smoothing of payment obligations and provides us the option to use Ford Common Stock to satisfy up to approximately 50% of our future payment obligations to the UAW VEBA Trust.

Pursuant to the Amended Settlement Agreement, on December 31, 2009, we fully settled our UAW postretirement health care obligation, irrevocably transferring our obligation to provide retiree health care for the Benefit Group to the UAW VEBA Trust in exchange for the transfer of certain assets.  The trustees of the UAW VEBA Trust have established a new retiree health care plan (the "New Plan") for the Benefit Group that will be responsible for administering these benefits, and the New Plan will be a closed plan.

On December 31, 2009, pursuant to the Amended Settlement Agreement we transferred to the UAW VEBA Trust the following assets and thereby fully discharged any obligation we had to provide retiree health care benefits to the Benefit Group:

•
A non-interest bearing Amortizing Guaranteed Secured Note maturing June 30, 2022 with a par value of $6.7 billion ("New Note A").  The fair value of New Note A at December 31, 2009 was $3.1 billion after a scheduled payment of $1.3 billion, a partial prepayment of $500 million, and payment of a true-up amount of $150 million were made on December 31, 2009;

•
A non-interest bearing Amortizing Guaranteed Secured Note maturing June 30, 2022 with a par value of $6.5 billion ("New Note B").  The fair value of New Note B at December 31, 2009 was $3.9 billion after a scheduled payment of $610 million was made on December 31, 2009;

•
Warrants that expire on January 1, 2013 to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share.  The fair value of the warrants at December 31, 2009 was $1.2 billion;

•	Assets of the H-S-M-D-D-V program ("Plan Assets") consisting of cash and marketable securities. The fair value of the Plan Assets at December 31, 2009 was $3.5 billion; and
•	Assets in the Temporary Asset Account ("TAA") consisting of cash and marketable securities. The fair value of these assets at December 31, 2009 was $619 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

In addition to the foregoing transfers, we retained an obligation for 2009 retiree health care costs incurred, but not yet reported, which we have estimated to be $71 million as of December 31, 2009.  This obligation is recorded in Accrued liabilities and deferred revenue on our consolidated balance sheet.

As a result of the transfer of the foregoing assets, we removed from our balance sheet and transferred to the UAW VEBA Trust our UAW postretirement health care obligation of about $13.6 billion.

Upon settlement, we recognized a net loss of $264 million in Automotive cost of sales, including the effect of a deferred gain from prior periods of $967 million previously included as a component of Accumulated other comprehensive income/(loss).

A summary of the transaction and related net loss is as follows (in billions):

December 31, 2009
Liabilities Transferred
UAW postretirement health care obligation	$13.6
Plan Assets	(3.5)
Net liability transferred	10.1

Assets Transferred
Cash	(2.5)
New Notes A and B (a)	(7.0)
Warrants (a)	(1.2)
TAA (b)	(0.6)
Net assets transferred (excluding Plan Assets)	(11.3)

Deferred gain/Other (c)	0.9

Net loss at settlement	$(0.3)
_______
(a)	Assets shown at fair value after giving effect to cash payments made on December 31, 2009 of $2.5 billion.
(b)	Includes primarily $591 million of marketable securities and $25 million of cash equivalents.
(c)	We previously recorded an actuarial gain of $4.7 billion on August 29, 2008, the effective date of the Settlement Agreement. The gain offset pre-existing actuarial losses.

We computed the fair value of New Note A and New Note B using an income approach that maximized the use of relevant observable market available data and adjusted for unobservable data that we believe market participants would assume given the specific attributes of the instruments.  Significant inputs considered in the fair value measurement included the credit-adjusted yield of our unsecured debt, adjusted for term and liquidity.  The principal of New Note A and New Note B, up to a limit of $3 billion, is secured on a second lien basis with the collateral pledged under the secured credit agreement we entered into in December 2006 (see Note 19 for additional discussion).  Accordingly, we adjusted the unsecured yields observable in the market to reflect this limited second lien priority within our overall capital structure, considering spreads on credit default swaps based on our secured and unsecured debt.  The discount rate of 9.2% and 9.9% used to determine the fair value for New Note A and New Note B, respectively, reflects consideration of the fair value of specific features of the instruments, including prepayment provisions and the option to settle New Note B with Ford Common Stock.  The stock settlement option was valued using an industry standard option-pricing model that considered the volatility of our stock and multiple scenarios with assigned probabilities.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

We measured the fair value of the warrants issued to the UAW VEBA Trust using a Black-Scholes model and an American Options Model (Binomial).  Inputs to the fair value measurement included an exercise price of $9.20 per share, and a market price of $10 per share (the closing sale price of Ford Common Stock on December 31, 2009).  The fair value of the warrants reflects a risk-free rate based on a three-year U.S. Treasury debt instrument and a 40% volatility assumption which was derived from a historical volatility analysis and present market (implied) volatility assumptions commensurate with the exercise term of the warrants, and adjusted for transfer and registration restrictions of the underlying shares.

We independently validated several of our assumptions by obtaining non-binding quotes regarding volatility, prepayment features, and yields from several financial institutions and published analysts' reports regarding the market outlook for Ford.

The UAW Benefit Trust

In 2005, we entered into an agreement with the UAW ("2005 Agreement") and a class of employees and retirees to increase retiree health care cost sharing under the H-S-M-D-D-V Program as part of our overall cost reduction efforts.  The 2005 Agreement established an independent Defined Contribution Retiree Health Benefit Trust ("UAW Benefit Trust") which served as a non-Ford sponsored VEBA.  The UAW Benefit Trust was used to mitigate the increased cost sharing for the Benefit Group and was accounted for as a separate plan from the H-S-M-D-D-V Program.

Pursuant to the Settlement Agreement, we made a third contribution of $43 million to the UAW Benefit Trust on January 1, 2009.  The terms of the 2005 Agreement were superseded by the terms of the Amended Settlement Agreement and the UAW Benefit Trust was terminated on January 4, 2010.

Benefit Plans – Expense and Status

The measurement date for all of our worldwide postretirement benefit plans is December 31.  Our expense for defined benefit pension and OPEB plans was as follows (in millions):

	Pension Benefits*
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$343	$378	$464	$293	$403	$632	$408	$326	$369
Interest cost	2,698	2,687	2,621	1,253	1,519	1,650	899	1,456	1,805
Expected return on assets	(3,288)	(3,462)	(3,479)	(1,309)	(1,693)	(1,905)	(130)	(265)	(256)
Amortization of:
Prior service cost/(credit)	374	374	265	83	99	109	(913)	(900)	(996)
(Gains)/Losses and Other	16	19	24	167	213	460	83	267	817
Separation programs	12	334	814	176	138	190	2	13	7
(Gain)/Loss from curtailment and
settlements	—	—	176	47	—	(8)	244	(2,714)	(1,332)

Net expense	$155	$330	$885	$710	$679	$1,128	$593	$(1,817)	$414
_______
*	Includes Jaguar Land Rover for 2007 – 2008, and Volvo for 2007 – 2009.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation (a)
Benefit obligation at January 1	$43,053	$44,412	$20,382	$25,558	$19,065	$28,096
Service cost	343	378	251	301	408	326
Interest cost	2,693	2,682	1,193	1,321	899	1,456
Amendments	—	4	(54)	117	(175)	(928)
Separation programs	12	334	121	42	2	13
Curtailments	—	—	(19)	—	—	(1)
Settlements	—	—	(1)	(58)	(13,637)	—
Plan participant contributions	27	25	80	101	40	42
Benefits paid	(3,908)	(3,960)	(1,456)	(1,380)	(1,673)	(1,628)
Medicare D subsidy	—	—	—	—	67	68
Foreign exchange translation	—	—	1,927	(4,779)	253	(478)
Divestiture	—	—	—	(6)	—	—
Actuarial (gain)/loss and other	2,418	(822)	921	(835)	804	(7,901)
Benefit obligation at December 31	$44,638	$43,053	$23,345	$20,382	$6,053	$19,065
Change in Plan Assets (a)
Fair value of plan assets at January 1	$37,381	$45,696	$14,707	$21,396	$2,786	$3,875
Actual return on plan assets	4,855	(4,480)	1,692	(2,036)	792	(1,011)
Company contributions	136	138	968	1,209	—	—
Plan participant contributions	27	25	80	101	—	—
Benefits paid	(3,908)	(3,960)	(1,456)	(1,380)	(62)	(77)
Settlements	—	—	(1)	(58)	(3,517)	—
Foreign exchange translation	—	—	1,581	(4,510)	—	—
Divestiture	—	—	—	(3)	—	—
Other	(34)	(38)	(7)	(12)	1	(1)
Fair value of plan assets at December 31	$38,457	$37,381	$17,564	$14,707	$—	$2,786

Funded status at December 31	$(6,181)	$(5,672)	$(5,781)	$(5,675)	$(6,053)	$(16,279)

Amounts Recognized on the Balance Sheet (a)
Prepaid assets	$13	$15	$101	$53	$—	$—
Accrued liabilities	(6,194)	(5,687)	(5,882)	(5,728)	(6,053)	(16,279)
Total	$(6,181)	$(5,672)	$(5,781)	$(5,675)	$(6,053)	$(16,279)
Amounts Recognized in Accumulated Other Comprehensive Loss (b)
Unamortized prior service costs/(credits)	$1,895	$2,268	$433	$557	$(2,799)	$(3,510)
Unamortized net (gains)/losses and other	5,705	4,858	6,100	5,163	1,772	611
Total	$7,600	$7,126	$6,533	$5,720	$(1,027)	$(2,899)
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31 (a)
Accumulated benefit obligation	$25,686	$24,975	$16,707	$11,649
Fair value of plan assets	20,248	20,044	12,034	7,171

Accumulated Benefit Obligation at December 31 (a)	$43,756	$42,279	$21,975	$19,197
_______
(a)  Excludes Jaguar Land Rover and Volvo.
(b)  Includes Jaguar Land Rover for 2008, and Volvo for 2008 – 2009.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2009	2008	2009	2008	2009	2008
Weighted Average Assumptions at December 31 (a)
Discount rate	5.86%	6.50%	5.68%	5.95%	5.74%	4.95%
Expected return on assets	8.25%	8.25%	7.17%	7.11%	—	4.67%
Average rate of increase in compensation	3.80%	3.80%	3.15%	3.13%	3.80%	3.80%
Initial health care cost trend rate (b)	—	—	—	—	—	5%

Assumptions Used to Determine Net Benefit Cost for the Year
Discount rate (c)	6.50%	6.25%	5.93%	5.58%	4.95%	5.81%
Expected return on assets	8.25%	8.25%	7.11%	7.26%	4.67%	7.17%
Average rate of increase in compensation	3.80%	3.80%	3.13%	3.21%	3.80%	3.80%
_______
(a)	Excludes Jaguar Land Rover and Volvo.
(b)
The trend rates for U.S. health care plans no longer apply beyond 2008 since we have settled our obligation for UAW retiree health care costs and capped our obligation for salaried retiree health care costs.

(c)	Includes effects of remeasurements.

As a result of the Retiree Health Care Settlement Agreement and various personnel-reduction programs (discussed in Note 22), we have recognized curtailments and settlements in the U.S. and Canadian pension and OPEB plans.  The financial impact of the curtailments and settlements is reflected in the tables above and is recorded in Automotive cost of sales and Selling, administrative and other expenses.

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)*	$370	$77	$(616)	$(169)
(Gains)/Losses and other*	20	213	91	324
_______
*  Excludes Volvo.

Plan Contributions and Drawdowns

Pension.  In 2009, we made $900 million of cash contributions to our funded pension plans.  During 2010, we expect to contribute $1.1 billion to our worldwide funded pension plans from available Automotive cash and cash equivalents.  In addition, benefit payments made directly by us for unfunded plans are expected to be about $400 million.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2010.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits*
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
	Gross Benefit Payments	Gross Benefit Payments	Gross Benefit Payments	Subsidy Receipts
2010	$3,820	$1,350	$480	$(20)
2011	3,680	1,330	440	—
2012	3,580	1,360	440	—
2013	3,470	1,370	430	—
2014	3,380	1,390	420	—
2015 - 2019	15,940	7,310	2,060	—
_______
*  Excludes Volvo.

Pension Plan Asset Information

Investment Objective and Strategies.  Our investment objectives are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities and to ensure assets are sufficient to pay plan benefits.  Target asset allocations, which were established in 2007 and which we expect to reach over the next several years, are about 30% public equity investments, 45% fixed income investments, and up to 25% alternative investments (e.g., private equity, real estate, and hedge funds).  Our largest non-U.S. plans (Ford U.K. and Ford Canada) have similar target asset allocations and investment objectives and strategies.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification, partial asset – liability matching, and hedging.  Assets are broadly diversified across many asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the liabilities.  Our policy to rebalance our investments regularly ensures actual allocations are in line with target allocations as appropriate.  The fixed income target asset allocation partially matches the bond-like and long-dated nature of the pension liabilities.

Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes that provide adequate return, diversification and liquidity.

All assets are externally managed and most assets are actively managed.  Managers are not permitted to invest outside of the asset class (e.g., fixed income, equity, alternatives) or strategy for which they have been appointed.  We use investment guidelines and recurring audits as tools to ensure investment managers invest solely within the investment strategy they have been provided.

Derivatives are permitted for public equity and fixed income investment managers to use as efficient substitutes for traditional securities and to manage exposure to foreign exchange and interest rate risks.  Interest rate and foreign currency derivative instruments are used for the purpose of hedging changes in the fair value of assets that result from interest rate changes and currency fluctuations.  Interest rate derivatives also are used to adjust portfolio duration.  Derivatives may not be used to leverage or to alter the economic exposure to an asset class outside the scope of the mandate an investment manager has been given.  Alternative investment managers are permitted to employ leverage (including through the use of derivatives or other tools) that may alter economic exposure.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Significant Concentrations of Risk.  Significant concentrations of risk in our plan assets relate to equity, interest rate, and operating risk.  In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

In order to minimize asset volatility relative to the liabilities, a portion of plan assets are allocated to fixed income investments that are exposed to interest rate risk.  Rate increases generally will result in a decline in fixed income assets while reducing the present value of the liabilities.  Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.

Operating risks include the risks of inadequate diversification and weak controls.  To mitigate these risks, investments are diversified across and within asset classes in support of investment objectives.  Policies and practices to address operating risks include ongoing manager oversight (e.g., style adherence, team strength, firm health, and internal risk controls), plan and asset class investment guidelines and instructions that are communicated to managers, and periodic compliance and audit reviews to ensure adherence.

Ford securities comprised less than 5% of the total market value of our assets in major worldwide plans during 2009 and 2008.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2009 is 8.25% for the U.S. plans, and 7.75% for the U.K. and Canadian plans, and averages 7.17% for all non-U.S. plans.  A generally consistent approach is used worldwide to develop this assumption.  This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2009, our actual 10-year annual rate of return on pension plan assets was 6.3% for the U.S. plans, 2.6% for the U.K. plans, and 3.4% for the Canadian plans.  At December 31, 2008, our actual 10-year annual rate of return on pension plan assets was 6% for the U.S. plans, 3.4% for the U.K. plans, and 3.7% for the Canadian plans.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Fair Value of Plan Assets.  The fair value of our pension benefits plan assets (including dividends and interest receivables of $267 million and $75 million for U.S. and non-U.S. plans, respectively) at December 31, 2009 by asset category is as follows (in millions):

U.S. Plans	2009
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$8,675	$26	$15	$8,716
International companies	8,413	48	92	8,553
Commingled funds	—	386	3	389
Derivative financial instruments (a)	(1)	—	—	(1)
Total equity	17,087	460	110	17,657
Fixed Income
U.S. government	2,340	—	—	2,340
Government-sponsored enterprises (b)	—	1,310	7	1,317
Government – non-U.S.	—	449	256	705
Corporate bonds (c)
Investment grade	—	8,403	85	8,488
High yield	—	1,152	15	1,167
Other credit	—	33	21	54
Mortgage-backed and other asset-backed	—	1,488	278	1,766
Commingled funds	—	338	—	338
Derivative financial instruments (a)	(8)	(149)	(42)	(199)
Total fixed income	2,332	13,024	620	15,976
Alternatives
Private equity (d)	—	—	1,005	1,005
Hedge funds (e)	—	—	1,986	1,986
Real estate (f)	—	—	1	1
Total alternatives	—	—	2,992	2,992
Cash and cash equivalents (g)	7	1,864	—	1,871
Other (h)	(62)	26	(3)	(39)
Total assets at fair value	$19,364	$15,374	$3,719	$38,457
_______
(a)
Net derivative position.  Gross equity derivative position includes assets of $0.4 million offset by liabilities of $1 million.  Gross fixed income derivative position includes assets of $40 million offset by liabilities of $239 million.

(b)	Debt securities primarily issued by government-sponsored enterprises ("GSEs").
(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.
(d)
Diversified investments in private equity funds with the following strategies:  buyout (59%), venture capital (25%), mezzanine/distressed (9%), and other (7%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2009 holdings.

(e)
Funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2009:  global macro (39%), equity long/short (25%), event-driven (16%), relative value (12%), multi-strategy (7%) and cash (1%).

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic.
(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.
(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2009
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,769	$144	$—	$2,913
International companies	3,864	468	21	4,353
Total equity	6,633	612	21	7,266
Fixed Income
U.S. government	67	—	—	67
Government-sponsored enterprises (a)	—	147	—	147
Government – non-U.S.	—	3,691	77	3,768
Corporate bonds (b)
Investment grade	—	884	28	912
High yield	—	101	19	120
Other credit	—	4	7	11
Mortgage-backed and other asset-backed	—	151	43	194
Commingled funds	—	518	—	518
Derivative financial instruments (c)	—	1	2	3
Total fixed income	67	5,497	176	5,740
Alternatives
Private equity (d)	—	—	4	4
Hedge funds (e)	—	—	244	244
Real estate (f)	1	12	—	13
Total alternatives	1	12	248	261
Cash and cash equivalents (g)	22	310	—	332
Other (h)	(45)	13	3,997	3,965
Total assets at fair value	$6,678	$6,444	$4,442	$17,564
_______
(a)	Debt securities primarily issued by GSEs.
(b)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.
(c)	Net derivative position. Fixed income derivative position includes assets of $12 million offset by liabilities of $9 million.
(d)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.
(e)
Funds investing in diversified portfolio of underlying hedge funds (commingled fund of funds).  At December 31, 2009, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  equity long/short (26%), global macro (20%), event-driven (18%), relative value (16%), multi-strategy (14%) and cash (6%).

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic. Also includes investment in real assets.
(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.
(h)
Primarily Ford-Werke GmbH ("Ford-Werke") plan assets (insurance contracts valued at $3,480 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended December 31, 2009 (in millions):

U.S. Plans	2009
		Return on plan assets:
	Fair Value at January 1, 2009	Attributable to Assets Held at December 31, 2009	Attributable to Assets Sold	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009
Asset Category
Equity
U.S. companies	$2	$—	$—	$—	$13	$15
International companies	13	24	(5)	20	40	92
Commingled funds	4	(2)	—	1	—	3
Total equity	19	22	(5)	21	53	110
Fixed Income
U.S. government	19	—	(2)	(17)	—	—
Government-sponsored enterprises	12	—	—	(1)	(4)	7
Government – non-U.S.	254	20	5	(31)	8	256
Corporate bonds
Investment grade	371	(4)	12	(133)	(161)	85
High yield	66	1	—	(45)	(7)	15
Other credit	29	8	—	(11)	(5)	21
Mortgage-backed and other asset-backed	723	16	63	(416)	(108)	278
Derivative financial instruments	(140)	(5)	148	(45)	—	(42)
Total fixed income	1,334	36	226	(699)	(277)	620
Alternatives
Private equity	868	(84)	—	221	—	1,005
Hedge funds	1,170	137	9	670	—	1,986
Real estate	1	—	—	—	—	1
Total alternatives	2,039	53	9	891	—	2,992
Cash and cash equivalents	3	—	—	—	(3)	—
Other	—	—	(2)	(1)	—	(3)
Total Level 3 fair value	$3,395	$111	$228	$212	$(227)	$3,719

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2009
		Return on plan assets:
	Fair Value at January 1, 2009	Attributable to Assets Held at December 31, 2009	Attributable to Assets Sold	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009
Asset Category
Equity
U.S. companies	$1	$—	$—	$(1)	$—	$—
International companies	10	6	(1)	2	4	21
Total equity	11	6	(1)	1	4	21
Fixed Income
Government – non-U.S.	152	10	3	(43)	(45)	77
Corporate bonds
Investment grade	80	1	4	(14)	(43)	28
High yield	12	2	1	2	2	19
Other credit	5	1	—	(2)	3	7
Mortgage-backed and other asset-backed	38	5	1	(8)	7	43
Derivative financial instruments	16	(3)	—	(11)	—	2
Total fixed income	303	16	9	(76)	(76)	176
Alternatives
Private equity	—	—	—	4	—	4
Hedge funds	3	18	—	223	—	244
Real estate	—	—	—	—	—	—
Total alternatives	3	18	—	227	—	248
Other *	3,643	354	—	—	—	3,997
Total Level 3 fair value	$3,960	$394	$8	$152	$(72)	$4,442
_______
*	Primarily Ford-Werke plan assets (insurance contracts valued at $3,480 million).

NOTE 19.  DEBT AND COMMITMENTS

Our debt consists of short-term and long-term unsecured debt securities, convertible debt securities, and unsecured and secured borrowings from banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.  In addition, Ford Credit sponsors securitization programs that provide short-term and long-term asset-backed financing through institutional investors in the U.S. and international capital markets.

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (in addition to adjustments related to debt in designated fair value hedge relationships; see Note 26 for policy detail).  Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt and are recorded in Interest expense using the interest method.  Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services other income/(loss), net.

Although we have not elected to mark any of our debt to fair value through earnings, we estimate its fair value for disclosures.  The fair value of debt is estimated based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Debt outstanding at December 31 is shown below (in millions, except percentages):

	Interest Rates
	Average Contractual (a)		Weighted Average (b)
	2009	2008	2009	2008	2009	2008
Automotive Sector
Debt payable within one year
Short-term	3.2%	4.5%	3.2%	4.5%	$787	$543
Long-term payable within one year
Public unsecured debt securities					334	—
Notes due to UAW VEBA Trust unsecured portion (c)					859	—
Secured term loan					77	70
Other debt					371	578
Unamortized discount					(333)	—
Total debt payable within one year					2,095	1,191
Long-term debt payable after one year
Public unsecured debt securities					5,260	9,148
Convertible notes					3,454	4,883
Subordinated convertible debentures					3,124	3,027
Secured term loan					5,184	6,790
Secured revolving loan					7,527	—
Notes due to UAW VEBA Trust (c)
Unsecured portion					6,720	—
Secured portion					3,000	—
U.S. Department of Energy loans					1,221	—
Other debt					1,076	951
Unamortized discount					(4,245)	(1,763)
Total long-term debt payable after one year (d)	5.4%	7.1%	5.6%	7.4%	32,321	23,036
Total Automotive sector					$34,416	$24,227
Fair value of debt					$32,949	$9,480
Financial Services Sector
Short-term debt
Asset-backed commercial paper					$6,369	$11,503
Other asset-backed short-term debt					4,482	5,569
Ford Interest Advantage (e)					3,680	1,958
Other short-term debt					1,088	1,538
Total short-term debt	2.0%	4.5%	3.0%	5.2%	15,619	20,568
Long-term debt
Unsecured debt
Notes payable within one year					7,338	15,712
Notes payable after one year					33,888	37,249
Asset-backed debt
Notes payable within one year					18,962	26,501
Notes payable after one year					23,163	28,734
Unamortized discount					(530)	(256)
Fair value adjustment (f)					231	334
Total long-term debt	5.4%	6.1%	5.1%	6.0%	83,052	108,274
Total Financial Services sector					$98,671	$128,842
Fair value of debt					$100,231	$112,389
Total Automotive and Financial Services sectors					$133,087	$153,069
Intersector elimination (g)					(646)	(492)
Total Company					$132,441	$152,577
__________
(a)	Excludes the effect of interest rate swap agreements and facility fees.
(b)	Includes the effect of interest rate swap agreements and facility fees.
(c)	Amortizing Guaranteed Secured Notes maturing June 30, 2022 owed to UAW VEBA Trust.
(d)	Average Contractual and Weighted Average Interest Rates include long-term debt payable within one year.
(e)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(f)	Adjustments related to designated fair value hedges of unsecured debt.
(g)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $352 million and $438 million at December 31, 2009 and 2008, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $1.1 billion and $1.3 billion at December 31, 2009 and 2008, respectively.  The change in the fair value of our debt in 2009 was primarily driven by improvements in the credit markets generally, and an improved market view of Ford specifically.

Maturities

Debt maturities at December 31, 2009 were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total Debt Maturities	Adj. (a)	Total Debt Carrying Value
Automotive Sector
Public unsecured debt securities	$334	$—	$—	$—	$—	$5,260	$5,594	$—	$5,594
Unamortized discount	—	—	—	—	—	(85)	(85)	—	(85)
Convertible notes	—	—	—	—	—	3,454	3,454	—	3,454
Unamortized discount	—	—	—	—	—	(877)	(877)	—	(877)
Subordinated convertible debentures	—	—	—	—	140	2,984	3,124	—	3,124
Secured term loan	77	77	77	5,030	—	—	5,261	—	5,261
Secured revolving loan	—	838	—	6,689	—	—	7,527	—	7,527
Notes due to UAW VEBA Trust (b)	859	859	1,238	1,238	1,238	5,147	10,579	—	10,579
Unamortized discount	(333)	(617)	(593)	(531)	(463)	(1,079)	(3,616)	—	(3,616)
U.S. Department of Energy loans	—	—	61	122	122	916	1,221	—	1,221
Short-term and other debt (c)	1,158	329	273	143	36	295	2,234	—	2,234
Total Automotive debt	2,095	1,486	1,056	12,691	1,073	16,015	34,416	—	34,416

Financial Services Sector
Unsecured debt	12,106	11,953	7,333	4,879	3,752	5,971	45,994	(304)	45,690
Asset-backed debt	29,813	15,316	6,208	1,443	22	174	52,976	5	52,981
Total Financial Services debt	41,919	27,269	13,541	6,322	3,774	6,145	98,970	(299)	98,671

Intersector elimination (d)	(646)	—	—	—	—	—	(646)	—	(646)
Total Company	$43,368	$28,755	$14,597	$19,013	$4,847	$22,160	$132,740	$(299)	$132,441
__________
(a)	Adjustment reflects unamortized (discount)/premium of debt and adjustments related to designated fair value hedges of unsecured debt.
(b)	Amortizing Guaranteed Secured Notes maturing June 30, 2022 due to UAW VEBA Trust.
(c)	Primarily non-U.S. affiliate debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2009	2008
9.50% Guaranteed Debentures due June 1, 2010	$334	$490
6 1/2% Debentures due August 1, 2018	361	482
8 7/8% Debentures due January 15, 2022	86	184
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	297
7 1/2% Debentures due August 1, 2026	193	250
6 5/8% Debentures due February 15, 2028	104	127
6 5/8% Debentures due October 1, 2028 (b)	638	760
6 3/8% Debentures due February 1, 2029 (b)	260	458
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	3,699
8.900% Debentures due January 15, 2032	151	397
9.95% Debentures due February 15, 2032	4	11
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	690
7.75% Debentures due June 15, 2043	73	152
7.40% Debentures due November 1, 2046	398	469
9.980% Debentures due February 15, 2047	181	232
7.70% Debentures due May 15, 2097	142	377
Total public unsecured debt securities (d)	$5,594	$9,148
__________
(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at December 31, 2009 of $167 million and $180 million, respectively.  These securities are on-lent to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

April 2009 Unsecured Notes Tender Offer.  Pursuant to a cash tender offer conducted by Ford Credit, on the settlement date of April 8, 2009, Ford Credit purchased $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of its tax liabilities to us.  As a result of the transaction, we recorded a pre-tax gain of $2.2 billion (net of unamortized discounts, premiums and fees) in the second quarter of 2009.

Other 2009 Debt Repurchases.  In the first quarter of 2009, we repurchased through a private market transaction $165 million principal amount of our outstanding public unsecured debt securities for $37 million in cash.  As a result, we recorded a pre-tax gain of $127 million (net of unamortized discounts, premiums and fees).

2008 Debt for Equity Exchanges.  During the first half of 2008, we issued an aggregate of 46,437,906 shares of Ford Common Stock, par value $0.01 per share, in exchange for $431 million principal amount of our outstanding public unsecured debt securities.  As a result of the exchange, we recorded a pre-tax gain of $73 million (net of unamortized discounts, premiums and fees).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Convertible Notes

Convertible Notes due December 15, 2036

At December 31, 2009, we had outstanding $579 million of 2036 Convertible Notes that were originally issued in December 2006 with a principal amount of $4.95 billion.  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

Upon conversion we have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2036 Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2036 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the 2036 Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the 2036 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2036 Convertible Notes at December 31 are summarized as follows (in millions):

	2009	2008
Liability component
Principal	$579	$4,883
Unamortized discount	(175)	(1,619)
Net carrying amount	$404	$3,264

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(1,864)

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	2009	2008	2007
Contractual interest coupon	$74	$210	$210
Amortization of discount	49	127	115
Total interest cost on 2036 Convertible Notes	$123	$337	$325

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $579 million of 2036 Convertible Notes were converted into shares as of December 31, 2009 at a share price of $10.00, the share value would exceed the principal value of debt by $50 million.

April 2009 Conversion Offer.  Pursuant to an exchange offer we conducted, on the settlement date for such exchange offer of April 8, 2009, $4.3 billion principal amount of 2036 Convertible Notes was exchanged for an aggregate of 467,909,227 shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of 2036 Convertible Notes exchanged) and the applicable accrued and unpaid interest on such 2036 Convertible Notes.  As a result of the conversion, we recorded a pre-tax gain of $1.2 billion in the second quarter of 2009.

December 2008 Conversion Request. Pursuant to a request for conversion in the fourth quarter of 2008, $67 million principal amount of 2036 Convertible Notes was exchanged for an aggregate of 7,253,035 shares of Ford Common Stock.  As a result of the conversion we retrospectively recorded a pre-tax gain of $29 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Convertible Notes due December 15, 2016

On November 9, 2009, we issued $2.875 billion principal of our 2016 Convertible Notes.  This issuance included $2.5 billion from the original offering on November 3, 2009 and $375 million from the underwriters option to purchase additional convertible notes exercised on November 6, 2009 ("Over-Allotment Option").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009).

Upon conversion, we have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2016 Convertible Notes upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2016 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We also may terminate the conversion rights at any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2016 Convertible Notes at December 31 are summarized as follows (in millions):

2009
Liability component
Principal	$2,875
Unamortized discount	(702)
Net carrying amount	$2,173

Equity component (recorded in Capital in excess of par value of stock)	$(704)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

2009
Contractual interest coupon	$28
Amortization of discount	10
Total interest cost on 2016 Convertible Notes	$38

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability component was 9.2% on the original offering and 8.6% on the Over-Allotment Option.  If all $2.9 billion of 2016 Convertible Notes were converted into shares as of December 31, 2009 at a share price of $10.00, the share value would exceed the principal value of debt by $216 million.

Subordinated Convertible Debentures

At December 31, 2009, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures") and $140 million of deferred interest, reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures are due to Trust II, a subsidiary trust, and are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

At December 31, 2009, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 principal amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  As announced on March 27, 2009, we elected to defer future interest payments related to the Trust Preferred Securities for up to 5 years.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

During the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

On December 15, 2006, we entered into a secured credit agreement (the "Credit Agreement") which provided for a seven-year, $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion.  Pursuant to our Credit Agreement, at December 31, 2009, we had outstanding:

•	$838 million of revolving loans which bear interest of LIBOR plus a margin of 2.25%, maturing on December 15, 2011;
•	$6.7 billion of revolving loans which bear interest of LIBOR plus a margin of 3.25%, maturing on November 30, 2013; and
•
$5.3 billion of a secured term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 3.00%.

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

Collateral.  The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash).  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Volvo Holding Company Inc., a holding company for Volvo, Ford Motor Company of Canada, Limited and Grupo Ford S. de R.L. de C.V. (a Mexican subsidiary); 66% to 100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.

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

2009 Secured Revolver Actions.  Due to concerns about instability in the capital markets and the uncertain state of the global economy, on February 3, 2009, we borrowed $10.1 billion under the revolving credit facility of the Credit Agreement to ensure access to these funds.  As expected, the $890 million commitment of Lehman Commercial Paper Inc. ("LCPI"), one of the lenders under the facility, was not funded because LCPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008.  LCPI subsequently assigned $110 million of its revolving commitment to other lenders, and $89 million of these assignee lenders' revolving commitments were funded in the third quarter of 2009.  On July 10, 2009, we terminated the remaining LCPI commitment of $780 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

We also received an additional $10 million under the revolving credit facility in the third quarter of 2009 for amounts previously committed but not yet received.

On November 24, 2009, we entered into the Fourth Amendment to the Credit Agreement.  Prior to the Fourth Amendment, revolving lenders held commitments totaling $10.7 billion that matured on December 15, 2011, of which $10.2 billion was drawn.  As a result of the Fourth Amendment, revolving lenders have commitments totaling $7.2 billion in a new revolving facility that matures on November 30, 2013.  Those lenders who agreed to extend the maturity of their revolving commitments had the option to reduce their commitments by up to 25%, and receive a 1 percentage point increase in interest rate margins, an increase in quarterly fees, and payment of an upfront fee.

Pursuant to these arrangements, on December 3, 2009, $2.3 billion of the existing secured revolver was repaid to effect the commitment reductions elected by extending lenders, while other extending lenders increased their revolving loan commitments by an aggregate of $400 million, resulting in a net cash repayment of $1.9 billion.  Extending lenders also converted $724 million of the previously-existing revolving facility into a new term loan.  Lenders with revolving commitments totaling $886 million, of which $838 million is drawn, elected not to extend those commitments which will mature on the original maturity date of December 15, 2011.

At December 31, 2009, $7.5 billion of the $8.1 billion combined revolving facilities has been drawn.  In addition, $418 million was utilized in the form of Letters of Credit, leaving $154 million available to be drawn.

2009 Secured Term Loan Actions.  On March 27, 2009, Ford Credit purchased from term loan lenders under the Credit Agreement $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  Consistent with previously-announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in the first quarter of 2009.

In the third quarter of 2009, Ford Leasing purchased from a term loan lender under the Credit Agreement $45 million principal amount of the secured term loan for an aggregate cost of $37 million.  Ford Holdings elected to receive the $37 million from Ford Leasing as a dividend, whereupon the debt was immediately forgiven.  As a result of this transaction, we recorded a pre-tax gain of $8 million.

On December 3, 2009, as described above, $724 million of our secured revolving loan was converted into an additional secured term loan that matures on December 15, 2013.  The new term loan has the same pricing, maturity, and other terms as the existing secured term loan, but is not subject to mandatory prepayments (as defined in the Credit Agreement) as is the existing term loan.

Notes Due to UAW VEBA Trust

Pursuant to the Amended Settlement Agreement as described in Note 18, at December 31, 2009 we had outstanding $7 billion in amortizing notes due to the UAW VEBA Trust made up of New Note A and New Note B.  New Note A was recorded at a fair value of $3.1 billion ($4.7 billion par value net of $1.6 billion unamortized discount) using an effective yield of 9.2%.  New Note B was recorded at a fair value of $3.9 billion ($5.9 billion par value net of $2 billion unamortized discount) using an effective yield of 9.9%.  The New Notes mature June 30, 2022, and allow for prepayments that, if paid, are due with the annual scheduled principal payment dates.  The New Notes are secured on a second lien basis, limited to the lesser of an aggregate $3 billion or the outstanding principal amount of obligations thereunder, with collateral securing our obligations under the Credit Agreement.

Under New Note B, we have the option, subject to certain conditions, of making each payment in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Any Ford Common Stock to be delivered in satisfaction of such payment obligation is to be valued based on its volume-weighted average price per share for the 30 trading-day period ending on the second business day prior to the relevant payment date.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

DOE Loan

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we have outstanding $1.2 billion in loans as of December 31, 2009.  Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the Advanced Technology Vehicles Manufacturing ("ATVM") Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

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

Maturity, Interest Rate and Amortization.  Advances under the Facility may be requested through June 30, 2012, and the loans will mature on June 15, 2022 (the "Maturity Date").  Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.  The principal amount of the loans is payable in equal quarterly installments commencing on September 15, 2012 and continuing through the Maturity Date.  Per the Arrangement Agreement, we have the ability to voluntarily prepay all or a portion of any advance under the Facility at a prepayment price based on the Treasury yield curve at the time the prepayment is made.  It is intended to replicate the price for such advance that would, if it were purchased by a third party and held to maturity, produce a yield to the third-party purchaser for the period from the date of purchase to the Maturity Date substantially equal to the interest rate that would be set on a loan from the Secretary of Treasury to the FFB to purchase an obligation having a payment schedule identical to the payment schedule of such advance for the period from the intended prepayment date to the Maturity Date.

Collateral.  The $5.9 billion commitment is comprised of two loans:  (i) a $1.5 billion note secured by a first priority lien on any assets purchased or developed with the proceeds of the loans, and (ii) a $4.4 billion note secured by a junior lien on all of the collateral pledged under our Credit Agreement subordinated solely to (a) prior perfected security interests securing certain indebtedness, letters of credit, cash-management obligations and hedging obligations in an aggregate principal amount not to exceed $19.1 billion as described in the First Amendment to the Arrangement Agreement and (b) certain other permitted liens described in the Arrangement Agreement.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Events of Default.  In addition to customary payment, representation, bankruptcy and judgment defaults, the Arrangement Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money and a change in control default, as well as events of default specific to the facility.

Other Automotive Credit Facilities*

At December 31, 2009, we had $628 million of other contractually-committed Automotive credit facilities with financial institutions, including $25 million of worldwide Automotive unsecured credit facilities and $603 million of local credit facilities to foreign Automotive affiliates.  Of the $628 million of contractually-committed, $130 million has been utilized.  Of the $498 million available for use, $60 million expire in 2010, $65 million expire in 2013, and $373 million expire in 2014.

Financial Services Sector

Unsecured Debt

Debt Repurchases.  During 2009, through private market transactions, our Financial Services sector repurchased an aggregate of $3.6 billion principal amount of its outstanding notes for $3.5 billion in cash.  As a result, our Financial Services sector recorded a pre-tax gain of $67 million (net of unamortized discounts, premiums and fees) in 2009 ($51 million related to Ford Holdings and $16 million related to Ford Credit).

Asset-Backed Debt

Ford Credit transfers finance receivables and net investments in operating leases in structured transactions to fund operations and to maintain liquidity.  Each transaction is evaluated to determine whether for accounting purposes the transfer qualifies as a sale of financial assets or a secured borrowing.  The majority of Ford Credit's transactions do not meet the criteria for selling and derecognizing financial assets.  Accordingly, such transactions are recorded as a secured borrowing and the assets continue to be reported on our financial statements as Finance receivables, net or as Net investment in operating leases.

The following table shows the assets and liabilities related to Ford Credit's secured debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2009			2008
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases	Related Debt
Retail	$3.4	$44.9	$35.7	$3.3	$51.6	$42.6
Wholesale	0.5	19.5	10.6	1.2	22.1	17.6
Net investment in operating leases	1.3	10.4	6.6	1.0	15.6	12.0
Total secured debt arrangements*	$5.2	$74.8	$52.9	$5.5	$89.3	$72.2
__________
*
Includes debt of $46.2 billion and $62 billion at December 31, 2009 and 2008, respectively, issued by VIEs of which Ford Credit is the primary beneficiary.  The carrying value of Ford Credit assets securing the debt issued by these VIEs was $4 billion and $3.9 billion of cash and cash equivalents, $41.7 billion and $41.9 billion of retail receivables, $16.5 billion and $19.6 billion of wholesale receivables, and $10.4 billion and $15.6 billion of net investment in operating leases at December 31, 2009 and 2008, respectively.  Refer to Note 13 for further discussion regarding VIEs.

Financial Services sector asset-backed debt also includes $97 million and $96 million at December 31, 2009 and 2008, respectively, that is secured by property.
__________
*  Credit facilities of our VIEs are excluded as we do not control their use.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Credit Facilities

At December 31, 2009, Ford Credit and its majority-owned subsidiaries, including FCE Bank, plc ("FCE"), had $1.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $645 million were available for use.  Of the credit facilities available for use, $276 million, $308 million, and $61 million expire in 2010, 2011, and 2012, respectively.  Of the $1.3 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities.  The FCE worldwide credit facilities may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at December 31, 2009, Ford Credit had $9.3 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  Of the $9.3 billion of contractually-committed liquidity facilities, $4.4 billion and $4.9 billion expire in 2010 and 2012, respectively.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2009, $9.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities.  At December 31, 2009, the outstanding commercial paper balance for the FCAR program was $6.4 billion, of which $1 million was held by Ford Credit.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets, or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets, for proceeds of up to $23.2 billion at December 31, 2009 ($10.8 billion retail, $8.1 billion wholesale and $4.3 billion supported by various retail, lease or wholesale) of which $7.4 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $20.2 billion having maturities within the next twelve months (of which $6.7 billion relates to FCE commitments), and the balance having maturities between March 2011 and December 2011.  While there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, Ford Credit's capacity in excess of eligible receivables would enable it to absorb some reductions.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as the ability to obtain interest rate hedging arrangements for securitizations.  At December 31, 2009, $11.2 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net (in millions):

	2009	2008	2007
Interest income	$209	$951	$1,713
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	372	(1,309)	(109)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(7)	(527)	139
Gains/(Losses) on extinguishment of debt	4,666	170	(512)
Other *	48	(11)	(70)
Total	$5,288	$(726)	$1,161
__________
*  2009 includes $5 million of expense in other income associated with the overall debt reduction actions discussed in Note 1.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net (in millions):

	2009	2008	2007
Interest income (non-financing related)	$107	$503	$860
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	42	(8)	39
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	16	119	54
Gains/(Losses) on extinguishment of debt*	71	—	—
Investment and other income related to sales of receivables	(25)	199	391
Insurance premiums earned, net	100	140	169
Other	241	196	356
Total	$552	$1,149	$1,869
__________
*  2009 includes a gain of $4 million based on extinguishment of debt from the exercise of a contractually-permitted put option.

NOTE 21.  SHARE-BASED COMPENSATION

At December 31, 2009, a variety of Ford stock-based compensation grants and awards were outstanding for employees (including officers) and members of the Board of Directors.  All stock-based compensation plans are approved by the shareholders.

Included below is information on restricted stock units, stock option awards, and other share-based awards.

We grant performance and time-based restricted stock units to our employees.  Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period.  We have stock-based compensation outstanding under two Long-Term Incentive Plans ("LTIP"):  the 1998 LTIP and the 2008 LTIP.  No further grants may be made under the 1998 LTIP.  All outstanding stock-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants.  Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  All unused shares from previous years and shares available under the 2% limit were used in 2009, as well as additional shares allocated from increasing the limit above 2%.

The fair value of the awards under the two plans is calculated differently:

1998 LTIP - Fair value is the average of the high and low market price of our Common Stock on the grant date.

2008 LTIP - Fair value is the closing price of our Common Stock on the grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  SHARE-BASED COMPENSATION (Continued)

Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based awards.  Expenses associated with RSU-stock are recorded in Selling, administrative, and other expense.

•	Time-based RSU-stock issued in 2006 and prior vest at the end of the restriction period and the expense is taken equally over the restriction period.
•
Time-based RSU-stock issued in and after 2007 generally have a graded vesting feature whereby one-third of each RSU-stock vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized using the graded vesting method.

•
Performance RSU-stock have a performance period (usually 1-3 years) and a restriction period (usually 1-3 years).  Compensation expense for performance RSU-stock is not recognized until it is probable and estimable.  Expense is then recognized over the performance and restriction periods based on the fair market value of Ford Common Stock at grant date.

We also grant stock options to our employees.  We measure the fair value of the majority of our stock options using the Black-Scholes option-pricing model, using historical volatility and our determination of the expected term.  The expected term of stock options is the time period that the stock options are expected to be outstanding.  Historical data are used to estimate option exercise behaviors and employee termination experience.  Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate.  Generally, 33% of the stock options are exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary.  Stock options expire ten years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year graded vesting methodology.

Upon stock-settled compensation exercises and awards, we issued new shares of Common Stock.  We do not expect to repurchase a significant number of shares for treasury stock during 2010.

Restricted Stock Units

RSU-stock activity during 2009 was as follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	25.9	$6.84
Granted	80.4	2.13
Vested	(9.5)	6.88
Forfeited	(2.4)	3.98
Outstanding, end of year	94.4	2.89	$944.5

RSU-stock expected to vest	91.9	N/A	919.5

Intrinsic value of RSU-stock is measured by applying the closing stock price as of December 31 to the applicable number of units.  The fair value and intrinsic value of RSU-stock during 2009, 2008, and 2007 were as follows (in millions, except RSU per unit amounts):

	2009	2008	2007
Fair value
Granted	$171	$112	$121
Weighted average for multiple grant dates (per unit)	2.13	6.05	7.64
Vested	66	40	9
Intrinsic value
Vested	95	12	8

Compensation cost for RSU-stock was as follows (in millions):

	2009	2008	2007
Compensation cost, net of taxes*	$117	$82	$76
__________
*  No taxes recorded in each period due to established valuation allowances.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2009, there was approximately $86 million in unrealized compensation cost related to non-vested RSU-stock.  This expense will be recognized over a weighted average period of 1.3 years.

Stock Options

Stock option activity was as follows:

	2009		2008		2007
	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	226.2	$16.37	247.3	$17.57	255.6	$17.83
Granted	26.5	2.06	13.5	6.12	16.3	7.56
Exercised*	(1.3)	7.35	(0.3)	7.65	(1.2)	7.61
Forfeited (including expirations)	(26.0)	28.28	(34.3)	21.03	(23.4)	14.00
Outstanding, end of year	225.4	13.36	226.2	16.37	247.3	17.57
Exercisable, end of year	185.0	15.47	194.8	17.86	205.6	19.38
__________
*	Exercised at option price ranging from $5.49 to $7.83 during 2009, option price ranging from $7.55 to $7.83 during 2008, and option price ranging from $7.12 to $7.83 during 2007.

The total fair value of options that vested during the years ended December 31 was as follows (in millions):

	2009	2008	2007
Fair value of vested options	$41	$65	$81

We have 185 million fully-vested stock options, with a weighted-average exercise price of $15.47 and remaining term of 3.5 years.  We expect 39.2 million stock options (after forfeitures), with a weighted-average exercise price of $3.72 and remaining term of 8.7 years, to vest in the future.

The intrinsic value for vested and unvested options during the years ended December 31 was as follows (in millions):

	2009	2008	2007
Intrinsic value of vested options*	$132	$—	$—
Intrinsic value of unvested options (after forfeitures)*	246	—	—
__________
*
The intrinsic value for stock options is measured by comparing the awarded option price to the closing stock price at December 31.  There was no intrinsic value for vested and unvested options at December 31, 2007 and 2008 due to our stock closing at a market price lower than any of the outstanding option prices.

We received approximately $10 million from the exercise of stock options in 2009.  The tax benefit realized was de minimis.  An equivalent of about $10 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2009, 2008, and 2007, the difference between the fair value of the common shares issued and their respective exercise price was $2 million, de minimis, and $1 million, respectively.

Compensation cost for stock options was as follows (in millions):

	2009	2008	2007
Compensation cost, net of taxes*	$29	$35	$75
__________
*  No taxes recorded in each period due to established valuation allowances.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2009, there was about $15 million in unrealized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted average period of 1.3 years.  A summary of the status of our non-vested shares and changes during 2009 follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	31.4	$2.79
Granted	26.5	1.07
Vested	(16.0)	2.68
Forfeited	(1.5)	2.13
Non-vested, end of year	40.4	1.73

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2009	2008	2007
Fair value per stock option	$1.07	$2.65	$3.57
Assumptions:
Annualized dividend yield	—%	—%	—%
Expected volatility	52.0%	37.7%	39.2%
Risk-free interest rate	2.7%	3.9%	4.8%
Expected stock option term (in years)	6.0	6.0	6.5

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$1.96 - $10.58	99.1	6.73	$6.11	58.7	$7.76
$10.62 – $15.81	46.7	4.49	13.03	46.7	13.03
$15.91 – $23.88	54.1	5.57	19.00	54.1	19.00
$23.97 – $35.79	25.5	1.14	30.16	25.5	30.16
Total stock options	225.4			185.0

Other Share-Based Awards

Under the 1998 LTIP and 2008 LTIP, we have granted other share-based awards to select executives and other key employees, in addition to stock options and restricted stock units.  These awards include restricted stock, cash-awarded restricted stock units, performance stock rights, and stock appreciation rights.  These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost was as follows (in millions):

	2009	2008	2007
Compensation cost, net of taxes*	$11	$—	$9
__________
*  No taxes recorded in each period due to established valuation allowances.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  EMPLOYEE SEPARATION ACTIONS

As part of our plan to realign our vehicle assembly capacity to operate profitably at the current demand and changing model mix, we have implemented a number of different employee separation plans.  The accounting for employee separation plans is dependent on the specific design of the plans.

Under certain labor agreements, we are required to pay transitional benefits to our employees who are idled.  For employees who will be temporary idled, we expense the benefits on an as-incurred basis.  For employees who will be permanently idled, we expense all of the future benefits payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

We also incur payments to employees for separation actions.  The costs of unconditional voluntary employee separation actions are recorded at the time of employee acceptance, unless the acceptance requires explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

Automotive Sector

Transitional Benefits

Our collective bargaining agreements with the UAW and the CAW require us to pay a portion of wage and benefits for a specified period of time to idled employees who meet certain conditions.  We have established a reserve for employee benefits that we expect to provide under our collective bargaining agreements.  The following table summarizes the activity in the reserve:

	Reserve (in millions)		Number of Employees
	Full-Year 2009	Full-Year 2008	Full-Year 2009	Full-Year 2008
Beginning balance	$411	$817	4,187	8,316
Additions to transitional benefits reserve/transfers from voluntary separation program (i.e., rescissions)	318	71	1,542	806
Voluntary separations and relocations	(87)	(248)	(983)	(2,880)
Benefit payments and other adjustments	(268)	(229)	(2,310)	(2,055)
Ending balance	$374	$411	2,436	4,187

During the first quarter of 2009, we reached an agreement with the UAW to modify our collective bargaining agreement.  We renegotiated Job Security Benefits, modified Supplemental Unemployment Benefits, and established a new Transition Assistance Plan.  This change in the contract benefits combined with a change in our plans to redeploy employees in our operations reduced our reserve.  Additionally, in the fourth quarter of 2009, we announced the closure of our St. Thomas Assembly Plant in Canada, which resulted in an increase to the reserve.

During 2009, 2008, and 2007 we recorded in Automotive cost of sales a reduction of expense of $40 million, $346 million, and $80 million, respectively.

Separation Actions

UAW Voluntary Separations.  We established a separation reserve for costs associated with separation actions recorded at the time of employee acceptance of a voluntary termination.  At December 31, 2009 and 2008, this reserve was $51 million and $162 million, respectively.  The ending balance in the reserve primarily represents the cost of separation packages for employees who accepted separation packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties but remain on our employment rolls until they reach retirement eligibility.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  EMPLOYEE SEPARATION ACTIONS (Continued)

We recorded in Automotive cost of sales pre-tax charges of $122 million and $323 million for 2009 and 2008, respectively, and recorded a reduction to expense for rescissions of previous acceptances of $298 million for 2007.

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions, which are recorded in Automotive cost of sales and Selling, administrative and other expenses (in millions):

	2009	2008	2007
Ford Europe	$109	$38	$45
Ford North America (U.S. salaried-related)	105	186	377
Volvo	20	108	11
Ford South America	20	—	—
Ford Asia Pacific Africa	17	90	5

The charges above exclude costs for pension and OPEB.

Financial Services Sector

Separation Actions

In 2009, Ford Credit announced plans to restructure its U.S. operations to meet changing business conditions, including the decline in its receivables.  The restructuring affects its servicing, sales, and central operations.  In 2009, 2008, and 2007, Ford Credit recognized pre-tax charges of $64 million, $16 million, and $37 million, respectively, in Selling, administrative and other expenses for this and other employee separation actions outside of the United States.

These charges exclude pension costs.

NOTE 23.  INCOME TAXES

Income Taxes

According to U.S. GAAP, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated statement of operations.

Valuation of Deferred Tax Assets and Liabilities

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2009	2008	2007
Income/(Loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$1,869	$(16,122)	$(6,373)
Non-U.S.	1,147	1,448	2,113
Total	$3,016	$(14,674)	$(4,260)

Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(274)	$(117)	$(39)
Non-U.S.	293	458	313
State and local	7	36	1
Total current	26	377	275
Deferred
Federal	—	95	(1,749)
Non-U.S.	102	(350)	410
State and local	(59)	(59)	(269)
Total deferred	43	(314)	(1,608)
Total	$69	$63	$(1,333)

Reconciliation of effective tax rate
U.S. tax at statutory rate	35.0%	35.0%	35.0%
Non-U.S. income taxes	(1.6)	1.2	1.3
State and local income taxes	(1.6)	0.2	4.2
General business credits	(5.0)	1.1	5.4
Dispositions and restructurings	(3.4)	15.8	(6.1)
Medicare prescription drug benefit	—	0.6	2.1
Prior year settlements and claims	8.3	(0.6)	1.0
Tax-related interest	(1.2)	0.5	(1.7)
Other	0.9	(0.1)	2.5
Valuation allowance	(29.1)	(54.1)	(12.4)
Effective rate	2.3%	(0.4)%	31.3%

No provision for deferred taxes has been made on $1.3 billion of unremitted earnings that are permanently invested in our non-U.S. operating assets.  Had these earnings not been permanently reinvested in non-U.S. operations, the U.S. tax consequences of their repatriation would have been insignificant since these earnings were subject to foreign taxes that would offset, as foreign tax credits, substantially all U.S. taxes.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2009	2008
Deferred tax assets
Employee benefit plans	$8,590	$9,482
Net operating loss carryforwards	1,901	7,083
Tax credit carryforwards	2,941	2,520
Research expenditures	2,477	277
Dealer and customer allowances and claims	1,960	1,873
Other foreign deferred tax assets	5,291	3,948
Allowance for credit losses	1,771	1,884
All other	2,156	1,899
Total gross deferred tax assets	27,087	28,966
Less: valuation allowance	(17,451)	(17,268)
Total net deferred tax assets	9,636	11,698
Deferred tax liabilities
Leasing transactions	2,245	3,206
Depreciation and amortization (excluding leasing transactions)	3,080	2,890
Finance receivables	515	786
All other	2,731	3,743
Total deferred tax liabilities	8,571	10,625
Net deferred tax assets/(liabilities)	$1,065	$1,073

Operating loss carryforwards for tax purposes were $5.8 billion at December 31, 2009.  A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018.  Capital loss carryforwards for tax purposes were $465 million at December 31, 2009.  Tax credits available to offset future tax liabilities are $2.9 billion.  A substantial portion of these credits have a remaining carryforward period of 10 years or more.  Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

Effective September 30, 2006, the balance of deferred taxes primarily at our U.S. entities has changed from a net deferred tax liability position to a net deferred tax asset position.  Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, at December 31, 2009 we have a valuation allowance of $17.5 billion against the net deferred tax asset.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Tax Benefits Preservation Plan

On September 11, 2009, our Board of Directors adopted a tax benefit preservation plan designed to preserve shareholder value and the value of certain tax assets including net operating losses, capital losses, and tax credit carryforwards ("Tax Attributes").  At December 31, 2009, we had Tax Attributes that would offset $17 billion of U.S. taxable income.  Our ability to use these Tax Attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code.  In general, an ownership change would occur if 5-percent shareholders (as defined under U.S. federal income tax laws) collectively increase their ownership in Ford by more than 50 percentage points over a rolling three-year period.

In connection with the tax benefit preservation plan, our Board of Directors declared a dividend of one preferred share purchase right for each share of Ford Common Stock and Class B Stock outstanding as of the close of business on September 25, 2009.  In accordance with the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of outstanding Ford Common Stock (including any ownership interest held by that person's affiliates and associates as defined under the tax benefit preservation plan) could be subject to significant dilution.

Other

We adopted the provisions of the accounting standard for uncertainty in income taxes on January 1, 2007.  As a result of its implementation, we recorded an increase of $1.3 billion to Retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2009	2008
Balance at January 1	$1,898	$1,810
Increase – tax positions in prior periods	282	416
Increase – tax positions in current period	55	64
Decrease – tax positions in prior periods	(213)	(38)
Settlements	(836)	(235)
Lapse of statute of limitations	(37)	(23)
Foreign currency translation adjustment	24	(96)
Balance at December 31	$1,173	$1,898

The amount of unrecognized tax benefits at December 31, 2009 and 2008 that would affect the effective tax rate if recognized was $745 million and $964 million, respectively.

The U.S. and Canadian governments have reached agreement on our transfer pricing methodologies.  The agreement covers a number of years and has resulted in a favorable impact to the income tax provision of $196 million in 2009 after the impact of valuation allowances, primarily resulting from the refund of prior Canadian tax payments.

Examinations by tax authorities have been completed through 1999 in Germany, 2001 in Sweden, 2004 in Canada, 2005 in the United States, and 2006 in the United Kingdom.  Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist for years dating back to 1994.

During 2009 and 2008, we recorded in our consolidated statement of operations approximately $54 million and $69 million in tax related interest income, respectively.  As of December 31, 2009 and 2008, we had recorded a net payable of $38 million, and a net receivable of $177 million, respectively, for tax-related interest.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

We classify disposal groups as held for sale when the sale is probable within one year and the disposal group is available for immediate sale in its present condition.  We classify disposal groups as discontinued operations when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal groups after the sale.

We perform an impairment test on disposal groups.  An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less transaction costs.  We estimate fair value under the market approach to approximate the expected proceeds to be received.

We are required by U.S. GAAP to aggregate the assets and liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale.  To provide comparative balance sheets, we also aggregate the assets and liabilities for significant held-for-sale disposal groups on the prior-period balance sheet.

Automotive Sector

Held-for-Sale Operations

Volvo.  In the fourth quarter of 2008, we performed annual goodwill impairment testing for our Volvo reporting unit.  We compared the carrying value of our Volvo reporting unit to its fair value, and concluded that the goodwill was not impaired.  We performed this measurement relying primarily on the income approach, applying a discounted cash flow methodology.  Our valuation was based on an in-use premise which considered a discount rate, after-tax return on sales rate, growth rate, and terminal value consistent with assumptions we believed principal market participants (i.e., other global automotive manufacturers) would use.  This methodology produced appropriate valuations for entities we disposed of in recent years; in light of worsening economic conditions, however, we also considered other valuations, including a discounted cash flow analysis using more conservative assumptions than we initially used.  This alternative analysis incorporated a significantly higher discount rate, offset partially by a higher growth rate; a much lower after-tax return on sales rate; and a lower terminal value.  This alternative analysis reduced the valuation of our Volvo reporting unit by about 50%.  Even this more conservative analysis, however, did not support an impairment of Volvo goodwill at year end.

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  Toward that end, in 2007 we sold our interest in Aston Martin; in 2008, we sold our interest in our Jaguar Land Rover operations, and a significant portion of our ownership in Mazda.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale, and we ceased depreciation of its long-lived assets in the second quarter of 2009.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of Volvo classified as held for sale at December 31 are as follows:

	2009	2008
Assets
Receivables	$440	$399
Inventories	1,276	1,630
Net property	4,943	4,422
Goodwill	1,241	1,150
Other intangibles	204	198
Other assets	469	615
Impairment of carrying value	(650)	—
Total assets of the held-for-sale operations	$7,923	$8,414
Liabilities
Payables	$1,982	$1,626
Pension liabilities	387	560
Warranty liabilities	358	494
Other liabilities	2,629	2,807
Total liabilities of the held-for-sale operations	$5,356	$5,487

Jaguar Land Rover.  In 2008, we sold our Jaguar Land Rover operations.  We recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales and a pre-tax loss of $136 million reported in Automotive interest income and other non-operating income/(expense), net.

As part of this transaction, we continue to supply Jaguar Land Rover with powertrains, stampings, and other vehicle components.  We also provide transitional support, including engineering, information technology, accounting and other services.  Ford Credit provided financing for Jaguar Land Rover dealers and customers during a transition period, which varied by market, for up to 12 months.

Automotive Components Holdings, LLC ("ACH") – Milan.  In 2008, we classified the ACH Milan plant, which produces fuel tanks and bumper fascias, as held for sale.  At that time, a pre-tax impairment charge of $18 million was recorded, which represented the excess of net book value of the held-for-sale assets over the expected proceeds.  During the third quarter of 2008, deteriorating domestic economic and industry conditions significantly reduced the probability of this sale, and the Milan plant was subsequently reclassified as held and used.  The pre-tax impairment charge continues to be reported in Automotive cost of sales.

ACH – Converca.  In 2007, we completed the sale of the ACH Converca plant to the Linamar Corporation.  The Converca plant, which produced power transfer units, was a component of ACH in Mexico.  As a result of the transaction, ACH reported a pre-tax gain on the sale of $3 million (net of transaction costs and liabilities assumed), reported in Automotive interest income and other non-operating income/(expense), net.

Aston Martin.  In 2007, Ford and our subsidiary (at that time), Jaguar Cars Limited, completed the sale of our 100% interest in Aston Martin.  As a result of the sale, we recognized a pre-tax gain of $181 million (net of transaction costs and working capital adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

European dealerships.  In 2007, Ford and our subsidiary, FIECO Holdings GmbH, completed the sale of its interest in three European dealerships to MVC Automotive Group B.V.  As a result of the transaction, we recognized a pre-tax loss on the sale of $14 million (net of transaction costs and recognition of foreign currency translation adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Discontinued Operations

Automotive Protection Corporation ("APCO").  In 2007, we completed the sale of APCO and realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(Loss) from discontinued operations.  In the second quarter of 2009, we received additional proceeds related to the settlement of a state and local tax matter that was unresolved at the time of sale and recognized an after-tax gain of $3 million in Income/(Loss) from discontinued operations.

The results of all discontinued Automotive sector operations are as follows (in millions):

	2009	2008	2007
Sales	$—	$—	$13

Operating income/(loss) from discontinued operations	$—	$—	$2
Gain/(Loss) on discontinued operations	3	—	51
(Provision for)/Benefit from income taxes	—	—	(18)
Income/(Loss) from discontinued operations	$3	$—	$35

Other Dispositions

Progress Ford Sales Limited ("PFS").  In the second quarter of 2009, PFS was liquidated.  As a result, we recognized in Automotive cost of sales a $281 million foreign exchange translation loss previously deferred in Accumulated other comprehensive income/(loss).

NuCellSys.  In 2009, we reached an agreement with Daimler AG ("Daimler") to sell our entire ownership interest in NuCellSys to Daimler.  NuCellSys was a joint venture created by Ford and Daimler in 2005 for research into and development and manufacture of fuel cell systems.  As a result of the sale, we recognized a loss of $29 million in Automotive interest income and other non-operating income/(expense), net.

ACH – Glass.  In 2008, we completed the sale of the ACH glass business to Zeledyne, LLC ("Zeledyne").  As a result of this transaction, we recognized a pre-tax loss of $285 million reported in Automotive interest income and other non-operating income/(expense), net.  During the third quarter of 2008, the sale agreement between Ford and Zeledyne was amended resulting in an additional $19 million pre-tax loss reported in Automotive interest income and other non-operating income/(expense), net.  With this, our pre-tax loss was $304 million.

Ballard Power Systems, Inc. ("Ballard").  In 2008, we reached an agreement with Ballard to exchange our entire ownership interest of 12.9 million shares of Ballard stock for a 30% equity interest in AFCC along with $22 million in cash.  AFCC is a joint venture between Ford (30%), Daimler (50.1%) and Ballard (19.9%) that was created for the development of automotive fuel cells.  We also have agreed to purchase from Ballard its 19.9% equity interest for $65 million plus interest within five years.  As a result of the exchange, we recognized in Automotive cost of sales a pre-tax loss of $70 million.  Our investment in AFCC is reported in Equity in net assets of affiliated companies.

Thai-Swedish Assembly Group ("TSA").  In 2008, Ford and our subsidiary, Volvo Car Corporation, completed the sale of TSA to Volvo Holding Sverige, AB (an unrelated company, aka Volvo Truck and Bus (Thailand) Co., Ltd.).  Under the terms of the agreement, we sold $14 million of net assets and received $24 million in gross proceeds.  We recognized a pre-tax gain of $12 million (including $2 million of foreign currency translation adjustments) in Automotive interest income and other non-operating income/(expense), net.

ACH – El Jarudo.  In 2007, we completed the sale of the ACH El Jarudo plant to Cooper-Standard Automotive Inc.  The El Jarudo plant, which produced fuel rails, fuel charging assemblies, and spring lock connectors, was a component of ACH in Mexico.  As a result of the sale, we recognized a de minimis pre-tax loss, reported in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Acquisitions

ACSA.  In 2008, we acquired 72.4% of the shares of ACSA, a Romanian carmaker, from Romania's Authority for State Assets Recovery ("AVAS") for $87 million.  In 2009, we increased our ownership percentage to 97.1% and, to date, have invested €250 million into Ford Romania towards the committed spend of €675 million over a four-year period as outlined in the Sale and Purchase Agreement with the Romanian government.  We plan to fulfill our outstanding investment obligation of €425 million ($593 million) over the next three years and acquire the remaining minority shareholder's equity interest.  Based on the continuing significance of AVAS' control and participation in the operations of ACSA during the four-year investment period, our investment is reflected in Equity in net assets of affiliated companies.  We anticipate that we will consolidate the operations upon the cessation of AVAS' control and participation in the operations.

Financial Services Sector

Held-for-Sale Operations

Held-for-Sale Finance Receivables.  During the third quarter of 2009, Ford Credit reclassified to Assets of held-for-sale operations $911 million of Ford Credit Australia held-for-investment finance receivables that it no longer had the intent to hold for the foreseeable future or until maturity or payoff.  A valuation allowance of $52 million was recorded in Financial Services other income/(loss), net related to these assets.  The receivables were sold on October 1, 2009.

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

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing Ford Credit to recognize an after-tax gain of $2 million, $9 million and $6 million in 2009, 2008 and 2007, respectively, in Income/(Loss) from discontinued operations.

The results of all discontinued Financial Services sector operations are as follows (in millions):

	2009	2008	2007
Operating income/(loss) from discontinued operations	$—	$—	$—
Gain/(Loss) on discontinued operations	3	15	10
(Provision for)/Benefit from income taxes	(1)	(6)	(4)
Income/(Loss) from discontinued operations	$2	$9	$6

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Other Dispositions

Nordic Operations.  In 2008, Ford Credit completed the creation of a joint venture finance company and transferred the majority of its business and assets from Denmark, Finland, Norway, and Sweden into the joint venture.  The joint venture will support the sale of Ford vehicles in these markets.  As a result of the sale, we reduced Finance receivables, net by $1.7 billion, and recognized a pre-tax gain of $85 million (net of transaction costs and including $35 million of foreign currency translation adjustments) in Financial Services other income/(loss), net.  Ford Credit reports its ownership interest in the joint venture as an equity method investment.

PRIMUS Financial Services Inc. ("PRIMUS Japan").  In 2008, Ford Credit completed the sale of 96% of its ownership interest in PRIMUS Japan, its operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  As a result of the sale, we reduced Finance receivables, net by $1.8 billion, reduced Debt by $252 million, and recognized a pre-tax gain of $22 million (net of transaction costs and including $28 million of foreign currency translation adjustments) in Financial Services other income/(loss), net.  Ford Credit reports its remaining ownership interest as a cost method investment.

Primus Finance and Leasing, Inc. ("Primus Philippines").  In 2008, Ford Credit completed the sale of its 60% ownership interest in Primus Philippines, its operation in the Philippines that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  Ford Credit also completed the sale of its 40% ownership interest in PFL Holdings, Inc., a holding company in the Philippines that owned the remaining 40% ownership interest in Primus Philippines.  As a result of the sale, we recognized a pre-tax gain of $5 million (net of transaction costs and including $1 million of foreign currency translation adjustments) in Financial Services other income/(loss), net.

NOTE 25.  CAPITAL STOCK AND AMOUNTS PER SHARE

Capital Stock.  All general voting power is vested in the holders of Common Stock and Class B Stock.  Holders of our Common Stock have 60% of the general voting power and holders of our Class B Stock are entitled to such number of votes per share as will give them the remaining 40%.  Shares of Common Stock and Class B Stock share equally in dividends when and as paid, with stock dividends payable in shares of stock of the class held.  As discussed in Note 19, we are restricted in our ability to pay dividends (other than dividends payable in stock) under the terms of the amended Credit Agreement.

If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

Earnings Per Share.  We calculate earnings per share on a basic and on a diluted basis.  Basic earnings per share measures our performance over the reporting period.  The numerator of our basic earnings per share calculation is our income/(loss) from continuing operations attributable to Ford Motor Company and the denominator is the average shares outstanding for the period.  Diluted earnings per share measures our performance over the reporting period (less restricted and uncommitted ESOP shares), while giving effect to all dilutive potential common shares that were outstanding during the period.  The dilutive earnings per share calculation adjusts the basic calculation by the dilutive effect of potential Common Stock (securities such as stock options, warrants, convertible securities, and contingent stock agreements).  Each individual type of potential Common Stock is evaluated for its dilutive effect.  If a security is determined to be dilutive, income/(loss) from continuing operations attributable to Ford Motor Company is then adjusted by the interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.  The number of average shares outstanding is adjusted by the number of shares this conversion would create.  A security that is shown to be antidilutive would not be included in the diluted earnings per share calculation.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Convertible Securities

As discussed in Note 19, Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion are outstanding at December 31, 2009.  In the first quarter of 2009, holders of 862,889 Trust Preferred Securities with an aggregate liquidation preference of $43 million elected to convert such securities into an aggregate 2,437,562 shares of Ford Common Stock.  In the third quarter of 2007, holders of 42,543,071 Trust Preferred Securities with an aggregate liquidation preference of $2.1 billion elected to convert such securities into an aggregate 194,494,157 shares of Ford Common Stock.  At the option of the holder, each Trust Preferred Security is convertible, at any time on or before January 15, 2032, into shares of our Common Stock at a rate of 2.8769 shares for each Trust Preferred Security (equivalent to a conversion price of $17.38 per share).  Conversion of all shares of such Trust Preferred Securities would result in the issuance of 163 million shares of our Common Stock.

As discussed in Note 19, 2036 Convertible Notes with a principal amount of $579 million are outstanding at December 31, 2009.  In the second quarter of 2009, $4.3 billion principal amount of 2036 Convertible Notes was exchanged for an aggregate of 467,909,227 shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of 2036 Convertible Notes exchanged) and the applicable accrued and unpaid interest on such 2036 Convertible Notes.  In the fourth quarter of 2008, $67 million principal amount of 2036 Convertible Notes was exchanged for an aggregate of 7,253,035 shares of Ford Common Stock.  At the option of the holder, each 2036 Convertible Note is convertible at any time on or before December 15, 2036, into shares of Ford Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share).  Conversion of all shares of 2036 Convertible Notes would result in the issuance of 63 million shares of our Common Stock.

As discussed in Note 19, 2016 Convertible Notes with a principal amount of $2.9 billion are outstanding at December 31, 2009.  At the option of the holder, each 2016 Convertible Note is convertible at any time on or before November 16, 2016, into shares of Ford Common Stock at a rate of 107.5269 shares per $1,000 principal amount of 2016 Convertible Note (equivalent to a conversion price of $9.30 per share).  Conversion of all shares of 2016 Convertible Notes would result in the issuance of 309 million shares of our Common Stock.

Other Transactions Related to Capital Stock

In the fourth quarter of 2007, we issued an aggregate of 62,000,761 shares of Ford Common Stock in exchange for $567 million principal amount of our public unsecured debt securities.

As described in Note 19, during the first half of 2008, we issued an aggregate of 46,437,906 shares of Ford Common Stock in exchange for $431 million principal amount of our outstanding public unsecured debt securities.

On May 18, 2009, we issued 345,000,000 shares of Ford Common Stock pursuant to a public offering at a price of $4.75 per share, resulting in total gross proceeds of $1.6 billion.

As discussed in Note 1, we issued shares of Ford Common Stock from time to time pursuant to an equity distribution agreement in market transactions and used the proceeds to purchase outstanding Ford Credit debt securities maturing prior to 2012.  In the second half of 2008, we issued 88,325,372 shares of Ford Common Stock resulting in proceeds of $434 million.  In the third quarter of 2009, we issued 71,587,743 shares of Ford Common Stock resulting in proceeds of $565 million.

On December 4, 2009, we entered into a new equity distribution agreement with certain broker-dealers pursuant to which we may offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales of Ford Common Stock under this equity distribution agreement are expected to be made over a several-month period by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed.  Through December 31, 2009 and February 15, 2010, we issued 9,840,429 shares and 41,896,329 shares of Ford Common Stock for an aggregate price of $97 million and $470 million, respectively, resulting in net proceeds of $96 million and $466 million, respectively, which will be used for general corporate purposes.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Tax Benefits Preservation Plan

For information regarding our Tax Benefits Preservation Plan, see Note 23.

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share were issued.  The warrants expire on January 1, 2013.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2009	2008	2007
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,712	$(14,775)	$(2,836)
Effect of dilutive 2016 Convertible Notes (a)	27	—	—
Effect of dilutive 2036 Convertible Notes (a)(b)	119	—	—
Effect of dilutive Trust Preferred Securities (a)(c)	—	—	—
Diluted income/(loss) from continuing operations	$2,858	$(14,775)	$(2,836)

Basic and Diluted Shares
Average shares outstanding	2,992	2,273	1,979
Restricted and uncommitted-ESOP shares	(1)	(1)	(1)
Basic shares	2,991	2,272	1,978
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares (d)	87	—	—
Dilutive 2016 Convertible Notes	45	—	—
Dilutive 2036 Convertible Notes (b)	189	—	—
Dilutive Trust Preferred Securities (c)	—	—	—
Diluted shares	3,312	2,272	1,978
__________
(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(b)	537 million shares and 538 million shares for 2008 and 2007, respectively, and the related income effect for 2036 Convertible Notes.
(c)	162 million shares, 162 million shares, and 233 million shares for 2009, 2008, and 2007, respectively, and the related income effect for Trust Preferred Securities.
(d)	27 million and 14 million contingently-issuable shares for 2008 and 2007.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates.  To manage these risks, we enter into various derivatives contracts.  Foreign currency exchange contracts including forwards and options, are used to manage foreign exchange exposure.  Commodity contracts including forwards and options are used to manage commodity price risk.  Interest rate contracts including swaps, caps, and floors are used to manage the effects of interest rate fluctuations.  Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign-denominated debt.  The vast majority of our derivatives are over-the-counter customized derivative transactions and are not exchange-traded.  Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis.  We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.

Consistent with the FASB's new standard on disclosures for derivative instruments and hedging activities effective January 1, 2009, in this initial year of adoption, we have elected to not present earlier periods for comparative purposes.

Overall Derivative Financial Instruments and Hedge Accounting.  All derivatives are recognized on the balance sheet at fair value.  To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

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

Some derivatives do not qualify for hedge accounting; for others, we elect to not apply hedge accounting.  We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, or Financial Services other income/(loss), net depending on the sector and underlying exposure.  Cash flows associated with non-designated or de-designated derivatives are reported in Net cash (used in)/provided by investing activities in our statements of cash flows.

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

Fair Value Hedges.  Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt under the "long haul" method of assessing effectiveness.  The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate.  We use regression analysis to assess hedge effectiveness.  If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the two amounts.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying basis of the item and is amortized over its remaining life.

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

Income Effect of Derivative Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income (in millions):

	2009
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(86)	$37	(a)	$(1)
Commodity contracts	—	4		—
Total	$(86)	$41		$(1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)				$(120)
Foreign exchange contracts – investment portfolios (c)				(11)
Commodity contracts				(4)
Other – interest rate contracts and warrants				(20)
Total				$(155)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness				$164
Ineffectiveness (d)				(13)
Total				$151
Derivatives not designated as hedging instruments:
Interest rate contracts				$(63)
Foreign exchange contracts (b)				(268)
Cross currency interest rate swap contracts (b)				12
Total				$(319)

(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(Losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)	Foreign exchange contracts – investment portfolios on the balance sheet were $0 at December 31, 2009.
(d)	Hedge ineffectiveness reflects change in fair value on derivatives of $46 million loss and change in fair value on hedged debt of $33 million gain in 2009.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

For our Financial Services sector, we report net interest settlements and accruals on fair value hedges (which are excluded from the assessment of hedge effectiveness) in Interest expense on our consolidated statement of operations, with the exception of foreign currency revaluation on accrued interest ($2 million gain in 2009) which is reported in Selling, administrative, and other expenses.  Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net.  Gains and losses on foreign exchange and cross currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

Accumulated Other Comprehensive Income/(Loss) Activity

The following table summarizes activity in Accumulated other comprehensive income/(loss) related to designated cash flow hedges for period ended December 31 (in millions):

2009
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$129
Increase/(Decrease) in fair value of derivatives	(86)
Gains reclassified from Accumulated other comprehensive income/(loss)	(41)
End of year: net unrealized gain/(loss) on derivative financial instruments	$2

We expect to reclassify existing net gains of $1 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative financial instruments at December 31, 2009 (in millions):

		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$118	$—	$5

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures	4,255	59	80
Commodity contracts	980	15	54
Other – interest rate contracts and warrants	180	2	15
Total derivatives not designated as hedging instruments	5,415	76	149

Total Automotive sector derivative instruments	$5,533	$76	$154

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6,309	$385	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	68,527	1,269	846
Foreign exchange contracts	4,386	22	46
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	76,786	1,494	1,174

Total Financial Services sector derivative instruments	$83,095	$1,879	$1,174

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on December 31, 2009 was about $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  At December 31, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $0 and $6 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $1 million and $13 million for Automotive and Financial Services sectors, respectively.  See Note 4 for more detail on valuation methodologies.

In the third quarter of 2009, we began posting cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  As of December 31, 2009, we posted $64 million in cash collateral related to derivative instruments, which is included in restricted cash and reported in Other assets on our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS

The reconciliation of Net income/(loss) attributable to Ford Motor Company to cash flows from operating activities of continuing operations is as follows (in millions):

	2009
	Automotive	Financial Services	Total*
Net income/(loss) attributable to Ford Motor Company	$1,563	$1,154	$2,717
(Income)/Loss of discontinued operations	(3)	(2)	(5)
Depreciation and special tools amortization	4,094	3,924	8,018
Other amortization	174	(1,261)	(1,087)
Impairment charges (depreciation and amortization)	157	154	311
Held-for-sale impairment	650	—	650
Provision for credit and insurance losses	—	1,030	1,030
Net (gain)/loss on extinguishment of debt	(4,666)	(71)	(4,737)
Net (gain)/loss on investment securities	(385)	(25)	(410)
Net (gain)/loss on pension and OPEB curtailment	(4)	—	(4)
Net (gain)/loss on settlement of U.S. hourly retiree health care obligation	248	—	248
Net losses/(earnings) from equity investments in excess of dividends received	1	(7)	(6)
Foreign currency adjustments	398	(323)	75
Net (gain)/loss on sale of businesses	29	4	33
Stock option expense	27	2	29
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	586	(1,390)	(804)
Decrease/(Increase) in accounts receivable and other assets	39	2,205	2,244
Decrease/(Increase) in inventory	2,333	—	2,333
Increase/(Decrease) in accounts payable and accrued and other liabilities	(809)	(994)	(1,803)
Other	(341)	753	412
Net cash (used in)/provided by operating activities	$4,091	$5,153	$9,244
__________
*
See Note 1 for a reconciliation of the sum of the sector cash flows from operating activities of continuing operations to the consolidated cash flows from operating activities of continuing operations.

	2008
	Automotive	Financial Services	Total*
Net income/(loss) attributable to Ford Motor Company	$(13,174)	$(1,592)	$(14,766)
(Income)/Loss of discontinued operations	—	(9)	(9)
Depreciation and special tools amortization	5,803	7,023	12,826
Other amortization	274	(643)	(369)
Impairment charges (depreciation and amortization)	5,318	2,086	7,404
Held-for-sale impairment	421	—	421
U.S. consolidated dealerships goodwill impairment	88	—	88
Provision for credit and insurance losses	—	1,874	1,874
Net (gain)/loss on extinguishment of debt	(170)	—	(170)
Net (gain)/loss on investment securities	1,364	12	1,376
Net (gain)/loss on pension and OPEB curtailment	(2,714)	—	(2,714)
Net losses/(earnings) from equity investments in excess of dividends received	60	(4)	56
Foreign currency adjustments	(484)	(4)	(488)
Net (gain)/loss on sale of businesses	551	(29)	522
Stock option expense	32	3	35
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	4,602	(2,648)	1,954
Decrease/(Increase) in accounts receivable and other assets	(1,351)	2,446	1,095
Decrease/(Increase) in inventory	(358)	—	(358)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(13,905)	1,258	(12,647)
Other	1,203	(666)	537
Net cash (used in)/provided by operating activities	$(12,440)	$9,107	$(3,333)
__________
*
See Note 1 for a reconciliation of the sum of the sector cash flows from operating activities of continuing operations to the consolidated cash flows from operating activities of continuing operations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS (Continued)

	2007
	Automotive	Financial Services	Total
Net income/(loss) attributable to Ford Motor Company	$(3,552)	$757	$(2,795)
(Income)/Loss of discontinued operations	(35)	(6)	(41)
Depreciation and special tools amortization	6,763	6,289	13,052
Other amortization	274	521	795
Goodwill impairment	2,400	—	2,400
Provision for credit and insurance losses	—	668	668
Net (gain)/loss on extinguishment of debt	512	—	512
Net (gain)/loss on investment securities	60	(40)	20
Net (gain)/loss on pension and OPEB curtailment	(1,164)	—	(1,164)
Net losses/(earnings) from equity investments in excess of dividends received	(175)	—	(175)
Foreign currency adjustments	206	13	219
Net (gain)/loss on sale of businesses	(172)	(7)	(179)
Stock option expense	70	5	75
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(880)	(4,597)	(5,477)
Decrease/(Increase) in accounts receivable and other assets	313	(268)	45
Decrease/(Increase) in inventory	371	—	371
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,041)	2,389	1,348
Net sales/(purchases) of trading securities	4,537	2	4,539
Other	238	676	914
Cash flows from operating activities of continuing operations	$8,725	$6,402	$15,127
__________
*
See Note 1 for a reconciliation of the sum of the sector cash flows from operating activities of continuing operations to the consolidated cash flows from operating activities of continuing operations.

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2009	2008	2007
Interest
Automotive sector	$1,343	$2,021	$2,584
Financial Services sector	5,587	7,661	8,346
Total interest paid	$6,930	$9,682	$10,930

Income taxes	$(643)	$685	$(223)

NOTE 28.  SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In 2008, we changed the reporting structure of our Automotive sector to separately disclose the following seven segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, 4) Ford Asia Pacific Africa, 5) Volvo, 6) Mazda, and 7) Jaguar Land Rover and Aston Martin.  Automotive sector prior period information has been reclassified into these seven segments, and is provided for these segments in the table below.  Included in each segment described below are the associated costs to design, develop, manufacture, and service vehicles and parts.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

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

The Mazda segment includes the equity income/(loss) associated with our investment in Mazda (33.4% of Mazda's profit after tax before the sale of a portion of our investment in November 2008), as well as certain of our Mazda-related investments.  Beginning with the fourth quarter of 2008, our remaining investment in Mazda (approximately 11%) is treated as marketable securities.  All mark-to-market adjustments are recorded in Other Automotive.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
2009	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Mazda	Jaguar Land Rover / Aston Martin	Other	Total
Sales/Revenues
External customer	$50,514	$7,947	$29,454	$5,531	$12,447	$—	$—	$—	$105,893
Intersegment	347	—	608	—	48	—	—	—	1,003
Income
Income/(Loss) before income taxes	(1,649)	745	(226)	(97)	(934)	—	3	3,370	1,212
Other disclosures:
Depreciation and special tools amortization	2,156	187	1,371	228	152	—	—	—	4,094
Amortization of intangibles	10	68	—	1	7	—	—	—	86
Interest expense	—	—	—	—	—	—	—	1,515	1,515
Automotive interest income	55	—	—	—	—	—	—	154	209
Cash outflow for capital expenditures	2,729	300	881	215	420	—	—	—	4,545
Unconsolidated affiliates
Equity in net income/(loss)	88	—	(89)	164	(18)	—	—	—	145
Total assets at year-end*									82,002

2008
Sales/Revenues
External customer	$53,382	$8,647	$39,009	$6,474	$14,679	$—	$6,974	$—	$129,165
Intersegment	677	—	761	—	99	—	63	—	1,600
Income
Income/(Loss) before income taxes	(10,248)	1,230	970	(290)	(1,690)	(105)	32	(1,816)	(11,917)
Other disclosures:
Depreciation and special tools amortization	8,272	193	1,645	254	742	—	15	—	11,121
Amortization of intangibles	7	77	7	1	7	—	—	—	99
Interest expense	—	—	—	—	—	—	—	2,061	2,061
Automotive interest income	61	—	—	—	—	—	—	890	951
Cash outflow for capital expenditures	3,718	217	1,669	321	547	—	148	—	6,620
Unconsolidated affiliates
Equity in net income/(loss)	90	—	(58)	107	(1)	25	—	—	163
Total assets at year-end*									73,815

2007
Sales/Revenues
External customer	$70,366	$7,585	$36,330	$7,031	$17,772	$—	$15,295	$—	$154,379
Intersegment	523	—	712	—	118	—	153	—	1,506
Income
Income/(Loss) before income taxes	(4,139)	1,172	744	2	(2,718)	182	846	(1,170)	(5,081)
Other disclosures:
Depreciation and special tools amortization	3,809	117	1,423	261	770	—	383	—	6,763
Amortization of intangibles	17	69	7	1	7	—	5	—	106
Interest expense	—	—	—	—	—	—	—	2,363	2,363
Automotive interest income	87	—	—	—	—	—	—	1,626	1,713
Cash outflow for capital expenditures	2,895	183	1,366	258	752	—	517	—	5,971
Unconsolidated affiliates
Equity in net income/(loss)	66	—	4	130	—	189	—	—	389
Total assets at year-end*									118,455
__________
*  As reported on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

(In millions)	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
2009
Sales/Revenues
External customer	$12,112	$303	$—	$12,415	$—	$118,308
Intersegment	429	15	—	444	(1,447)	—
Income
Income/(Loss) before income taxes	2,001	(187)	—	1,814	—	3,026
Other disclosures:
Depreciation and special tools amortization	3,903	34	—	3,937	—	8,031
Amortization of intangibles	—	—	—	—	—	86
Interest expense	5,162	151	—	5,313	—	6,828
Automotive interest income	—	—	—	—	—	209
Cash outflow for capital expenditures	11	5	—	16	—	4,561
Unconsolidated affiliates
Equity in net income/(loss)	1	(136)	—	(135)	—	10
Total assets at year-end (b)	117,344	8,727	(6,959)	119,112	(3,224)	197,890

2008
Sales/Revenues
External customer	$15,679	$270	$—	$15,949	$—	$145,114
Intersegment	738	12	—	750	(2,350)	—
Income
Income/(Loss) before income taxes	(2,559)	(22)	—	(2,581)	—	(14,498)
Other disclosures:
Depreciation and special tools amortization	9,072	37	—	9,109	—	20,230
Amortization of intangibles	—	—	—	—	—	99
Interest expense	7,634	110	—	7,744	—	9,805
Automotive interest income	—	—	—	—	—	951
Cash outflow for capital expenditures	44	32	—	76	—	6,696
Unconsolidated affiliates
Equity in net income/(loss)	8	5	—	13	—	176
Total assets at year-end (b)	150,127	11,017	(9,477)	151,667	(2,535)	222,947

2007
Sales/Revenues
External customer	$15,955	$238	$—	$16,193	$—	$170,572
Intersegment	761	15	—	776	(2,282)	—
Income
Income/(Loss) before income taxes	1,215	9	—	1,224	—	(3,857)
Other disclosures:
Depreciation and special tools amortization	6,257	32	—	6,289	—	13,052
Amortization of intangibles	—	—	—	—	—	106
Interest expense	8,630	45	—	8,675	—	11,038
Automotive interest income	—	—	—	—	—	1,713
Cash outflow for capital expenditures	2	49	—	51	—	6,022
Unconsolidated affiliates
Equity in net income/(loss)	14	—	—	14	—	403
Total assets at year-end (b)	169,023	10,520	(10,282)	169,261	(2,023)	285,693
__________
(a)	Includes intersector transactions occurring in the ordinary course of business.
(b)	As reported on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  GEOGRAPHIC INFORMATION

The following table includes information for both Automotive and Financial Services sectors (in millions):

	2009		2008		2007
	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*
North America
United States	$54,377	$22,489	$60,481	$29,158	$80,237	$37,174
Canada	7,974	5,000	7,964	6,369	9,332	10,280
Mexico/Other	1,336	1,393	2,224	950	2,253	1,054
Total North America	63,687	28,882	70,669	36,477	91,822	48,508

Europe
United Kingdom	8,448	2,388	14,406	2,259	16,634	2,899
Germany	7,843	3,468	9,146	3,845	8,239	3,849
Italy	4,529	53	5,052	31	5,537	44
France	3,102	504	3,554	502	3,580	581
Spain	2,174	1,280	3,550	1,223	5,039	1,198
Russia	1,573	240	5,211	221	4,647	166
Belgium	1,460	1,229	2,029	1,330	1,912	1,621
Other	8,976	344	13,286	424	14,203	842
Total Europe	38,105	9,506	56,234	9,835	59,791	11,200

All Other	16,516	3,660	18,211	3,081	18,959	3,871
Total Company	$118,308	$42,048	$145,114	$49,393	$170,572	$63,579
__________
*	Includes Net investment in operating leases and Net property from our consolidated balance sheet.

NOTE 30.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(In millions, except per share amounts)	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Automotive Sector
Sales	$21,368	$23,989	$27,870	$32,666	$39,117	$37,057	$27,733	$25,258
Operating income/(loss)	(2,338)	(1,568)	667	533	552	(5,892)	(8)	(3,945)
Income/(Loss) before income taxes	(1,468)	1,776	545	359	222	(6,639)	(732)	(4,768)
Financial Services Sector
Revenues	3,410	3,200	3,022	2,783	4,175	4,045	4,013	3,716
Income/(Loss) before income taxes	(152)	595	670	701	64	(2,420)	159	(384)
Total Company
Income/(Loss) before income taxes	(1,620)	2,371	1,215	1,060	286	(9,059)	(573)	(5,152)

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Income/(Loss) from continuing operations before cumulative effects of changes in accounting principles	(1,427)	2,256	997	886	69	(8,705)	(161)	(5,978)
Net income/(loss)	(1,427)	2,261	997	886	70	(8,697)	(161)	(5,978)

Common and Class B per share from income/(loss) from continuing operations before cumulative effects of changes in accounting principles
Basic	(0.60)	0.75	0.31	0.27	0.03	(3.89)	(0.07)	(2.51)
Diluted	(0.60)	0.69	0.29	0.25	0.03	(3.89)	(0.07)	(2.51)

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

The pre-tax loss of $1.6 billion in the first quarter of 2009 includes a $1.1 billion gain (net of transaction costs) related to Ford Credit's acquisition of $2.2 billion principal amount of our secured term loan for $1.1 billion of cash, a $292 million reduction of expense related to a change in benefits and our ability to redeploy employees, and a $650 million impairment charge related to our total investment in Volvo.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 30.  SELECTED QUARTERLY FINANCIAL DATA (unaudited) (Continued)

The pre-tax income of $2.4 billion in the second quarter of 2009 includes a $2.2 billion gain (net of transaction costs, unamortized discounts, premiums and fees) related to Ford Credit's acquisition of $3.4 billion principal amount of our public unsecured debt securities for $1.1 billion, a $1.2 billion gain related to a conversion offer on our 2036 Convertible Notes, and a $281 million foreign exchange translation loss related to the liquidation of Progress Ford Sales Limited.

The pre-tax income of $1.1 billion in the fourth quarter of 2009 includes a $310 million charge related to the announced closure of our St. Thomas Assembly Plant in Canada, and a $264 million charge related to the settlement of the UAW retiree health care obligation.

The pre-tax income of $286 million in the first quarter of 2008 includes $340 million in charges related to worldwide personnel-reduction programs.

The pre-tax loss of $9.1 billion in the second quarter of 2008 includes a $5.3 billion impairment charge related to North America long-lived assets, a $2.1 billion impairment charge related to Ford Credit operating leases in its North America segment, and a $285 million loss related to the sale of our ACH glass business.

The pre-tax loss of $573 million in the third quarter of 2008 includes a $2.6 billion OPEB curtailment gain, a $344 million reduction of expense primarily related to employees at three ACH plants who were no longer probable to be permanently idled, and a $290 million loss related to returns on the TAA.

The pre-tax loss of $5.2 billion in the fourth quarter of 2008 reflects the sudden and dramatic decline in vehicle industry sales volume, particularly in the United State and Europe, and a $259 million loss related to returns on the TAA.

NOTE 31.  COMMITMENTS AND CONTINGENCIES

Guarantees are recorded at fair value at the inception of the guarantee.  Litigation and claims are accrued when losses are deemed probable and reasonably estimable.

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

Guarantees

At December 31, 2009 and 2008, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  Maximum potential payments under guarantees total $215 million for 2009 and $206 million for 2008.  The carrying value of our recorded liabilities related to guarantees was $30 million and $24 million at December 31, 2009 and 2008, respectively.  Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 31.  COMMITMENTS AND CONTINGENCIES (Continued)

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $9 million and $14 million at December 31, 2009 and 2008, respectively.  We believe future performance under these letters of credit is remote.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealers, supplier, and other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim.

As part of the sale of Jaguar Land Rover, we provided the buyer a customary set of indemnifications, some of which were subject to an aggregate limit of $805 million (which expired June 1, 2009) and some of which (e.g., warranties related to our capacity and authority to enter into the transaction, our ownership of the companies sold and the shares of those companies being free from encumbrances and certain tax covenants) are unlimited in amount.  Outstanding claims relating to the $805 million indemnification as well as indemnifications relating to certain warranties described in the preceding sentence continue.  We believe that the probability of payment under these claims and indemnifications is remote.

We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Litigation and Claims

Various legal actions, governmental investigations, and proceedings and claims are pending or may be instituted or asserted in the future against us, including but not limited to those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy, or other matters; government incentives related to capital investments; tax matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable.  It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2009.  We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Warranty

Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience.  Product warranty accruals accounted for in Accrued liabilities and deferred revenue at December 31 were as follows (in millions):

	2009	2008
Beginning balance	$3,346	$4,209
Payments made during the period	(2,481)	(2,747)
Changes in accrual related to warranties issued during the period	1,561	1,969
Changes in accrual related to pre-existing warranties	672	153
Foreign currency translation and other	121	(238)
Ending balance	$3,219	$3,346

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009.  As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2010

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2009
Allowances deducted from assets
Credit losses	$1,681	$977		$1,093	(a)	$1,565
Doubtful receivables (b)	204	291		(4)	(c)	499
Inventories (primarily service part obsolescence) (b)	280	(14)	(d)	—		266
Deferred tax assets	17,268	183	(f)	—		17,451
Total allowances deducted from assets	$19,433	$1,437		$1,089		$19,781

For the Year Ended December 31, 2008
Allowances deducted from assets
Credit losses	$1,102	$1,773		$1,194	(a)	$1,681
Doubtful receivables (b)	175	55		26	(c)	204
Inventories (primarily service part obsolescence) (b)	309	(29)	(d)	—		280
Deferred tax assets (e)	7,988	9,280	(f)	—		17,268
Total allowances deducted from assets	$9,574	$11,079		$1,220		$19,433

For the Year Ended December 31, 2007
Allowances deducted from assets
Credit losses	$1,121	$592		$611	(a)	$1,102
Doubtful receivables (b)	154	6		(15)	(c)	175
Inventories (primarily service part obsolescence) (b)	350	(41)	(d)	—		309
Deferred tax assets (e)	7,293	695	(f)	—		7,988
Total allowances deducted from assets	$8,918	$1,252		$596		$9,574
__________
(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)	Excludes Jaguar Land Rover and Volvo.
(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.
(d)	Net change in inventory allowances. Excludes Jaguar Land Rover and Volvo
(e)	Includes Jaguar Land Rover.
(f)
Includes $1.1 billion, $1.1 billion, and $156 million in 2009, 2008, and 2007, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $(879) million, $8.2 billion, and $539 million in 2009, 2008, and 2007, respectively, of valuation allowance for deferred tax assets through the statement of operations.

FSS - 1