Form 10-Q
period 2010-03-31
FORD MOTOR CO
filed 2010-05-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________________

Commission File Number: 1-3950

FORD MOTOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-0549190
(State of Incorporation)	(IRS Employer Identification No.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip Code)

(313) 322-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of April 29, 2010, the registrant had outstanding 3,335,728,639 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 73.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2010 and 2009
(in millions, except per share amounts)

	First Quarter
	2010	2009
	(unaudited)
Sales and revenues
Automotive sales	$28,894	$20,980
Financial Services revenues	2,672	3,410
Total sales and revenues	31,566	24,390

Costs and expenses
Automotive cost of sales	25,139	21,413
Selling, administrative and other expenses	3,089	3,692
Interest expense	1,701	1,921
Financial Services provision for credit and insurance losses	(41)	402
Total costs and expenses	29,888	27,428

Automotive interest income and other non-operating income/(expense), net (Note 10)	189	1,352
Financial Services other income/(loss), net (Note 10)	126	113
Equity in net income/(loss) of affiliated companies	142	(89)
Income/(Loss) before income taxes	2,135	(1,662)
Provision for/(Benefit from) income taxes	50	(227)
Income/(Loss) from continuing operations	2,085	(1,435)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	2,085	(1,435)
Less: Income/(Loss) attributable to noncontrolling interests	—	(8)
Net income/(loss) attributable to Ford Motor Company	$2,085	$(1,427)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,085	$(1,427)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$2,085	$(1,427)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.62	$(0.60)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.62	$(0.60)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.50	$(0.60)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.50	$(0.60)

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2010 and 2009
(in millions, except per share amounts)

	First Quarter
	2010	2009
	(unaudited)
AUTOMOTIVE
Sales	$28,894	$20,980
Costs and expenses
Cost of sales	25,139	21,413
Selling, administrative and other expenses	2,220	2,009
Total costs and expenses	27,359	23,422
Operating income/(loss)	1,535	(2,442)

Interest expense	542	469

Interest income and other non-operating income/(expense), net (Note 10)	189	1,352
Equity in net income/(loss) of affiliated companies	138	49
Income/(Loss) before income taxes — Automotive	1,320	(1,510)

FINANCIAL SERVICES
Revenues	2,672	3,410
Costs and expenses
Interest expense	1,159	1,452
Depreciation	660	1,435
Operating and other expenses	209	248
Provision for credit and insurance losses	(41)	402
Total costs and expenses	1,987	3,537

Other income/(loss), net (Note 10)	126	113
Equity in net income/(loss) of affiliated companies	4	(138)

Income/(Loss) before income taxes — Financial Services	815	(152)

TOTAL COMPANY
Income/(Loss) before income taxes	2,135	(1,662)
Provision for/(Benefit from) income taxes	50	(227)
Income/(Loss) from continuing operations	2,085	(1,435)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	2,085	(1,435)
Less: Income/(Loss) attributable to noncontrolling interests	—	(8)
Net income/(loss) attributable to Ford Motor Company	$2,085	$(1,427)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,085	$(1,427)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$2,085	$(1,427)

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.62	$(0.60)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.62	$(0.60)
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.50	$(0.60)
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.50	$(0.60)

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$24,356	$20,894
Marketable securities	21,883	21,387
Finance receivables, net (Note 4)	73,837	76,996
Other receivables, net	6,925	7,257
Net investment in operating leases	15,818	17,270
Inventories (Note 5)	6,292	5,041
Equity in net assets of affiliated companies	2,544	2,428
Net property	22,826	22,637
Deferred income taxes	2,861	3,479
Goodwill and other net intangible assets (Note 7)	192	208
Assets of held-for-sale operations (Note 12)	8,076	7,618
Other assets	6,358	6,825
Total assets	$191,968	$192,040

LIABILITIES
Payables	$15,611	$14,301
Accrued liabilities and deferred revenue	44,445	46,144
Debt (Note 9)	130,105	131,635
Deferred income taxes	1,600	2,421
Liabilities of held-for-sale operations (Note 12)	5,644	5,321
Total liabilities	197,405	199,822

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,345 million shares issued)	33	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	17,382	16,786
Accumulated other comprehensive income/(loss)	(11,199)	(10,864)
Treasury stock	(178)	(177)
Retained earnings/(Accumulated deficit)	(11,514)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 17)	(5,475)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 17)	38	38
Total equity/(deficit) (Note 17)	(5,437)	(7,782)
Total liabilities and equity	$191,968	$192,040

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs"). These assets and liabilities are included in the consolidated balance sheet above. See Note 6 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$5,117	$4,922
Finance receivables, net	54,471	57,353
Other receivables, net	25	34
Net investment in operating leases	10,765	10,246
Inventories	22	106
Net property	31	154
Other assets	39	56
LIABILITIES
Payables	22	23
Accrued liabilities and deferred revenue	504	560
Debt	47,929	46,167

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$12,801	$9,762
Marketable securities	12,491	15,169
Total cash and marketable securities	25,292	24,931
Receivables, net	3,332	3,378
Inventories (Note 5)	6,292	5,041
Deferred income taxes	493	479
Other current assets	2,797	2,832
Current receivable from Financial Services	2,834	2,568
Total current assets	41,040	39,229
Equity in net assets of affiliated companies	2,420	2,307
Net property	22,655	22,455
Deferred income taxes	5,600	5,660
Goodwill and other net intangible assets (Note 7)	183	199
Assets of held-for-sale operations (Note 12)	8,076	7,618
Other assets	1,726	1,650
Non-current receivable from Financial Services	256	—
Total Automotive assets	81,956	79,118
Financial Services
Cash and cash equivalents	11,555	11,132
Marketable securities	9,824	6,864
Finance receivables, net (Note 4)	77,439	80,885
Net investment in operating leases	13,780	15,062
Equity in net assets of affiliated companies	124	121
Goodwill and other net intangible assets (Note 7)	9	9
Other assets	4,330	5,039
Total Financial Services assets	117,061	119,112
Intersector elimination	(3,532)	(3,224)
Total assets	$195,485	$195,006
LIABILITIES
Automotive
Trade payables	$11,898	$10,599
Other payables	2,480	2,466
Accrued liabilities and deferred revenue	17,642	18,138
Deferred income taxes	2,949	3,091
Debt payable within one year (Note 9)	5,009	1,638
Total current liabilities	39,978	35,932
Long-term debt (Note 9)	29,242	31,972
Other liabilities	22,337	23,132
Deferred income taxes	524	561
Liabilities of held-for-sale operations (Note 12)	5,644	5,321
Total Automotive liabilities	97,725	96,918
Financial Services
Payables	1,233	1,236
Debt (Note 9)	96,286	98,671
Deferred income taxes	1,644	1,735
Other liabilities and deferred income	4,476	4,884
Payable to Automotive	3,090	2,568
Total Financial Services liabilities	106,729	109,094
Intersector elimination	(3,532)	(3,224)
Total liabilities	200,922	202,788
EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,345 million shares issued)	33	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	17,382	16,786
Accumulated other comprehensive income/(loss)	(11,199)	(10,864)
Treasury stock	(178)	(177)
Retained earnings/(Accumulated deficit)	(11,514)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 17)	(5,475)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 17)	38	38
Total equity/(deficit) (Note 17)	(5,437)	(7,782)
Total liabilities and equity	$195,485	$195,006

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter
	2010	2009
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$2,683	$4,016

Cash flows from investing activities of continuing operations
Capital expenditures	(1,068)	(1,069)
Acquisitions of retail and other finance receivables and operating leases	(6,979)	(6,032)
Collections of retail and other finance receivables and operating leases	9,602	10,047
Purchases of securities	(18,341)	(22,002)
Sales and maturities of securities	17,987	19,071
Settlements of derivatives	46	1,163
Proceeds from sale of businesses	—	166
Cash change due to deconsolidation of joint ventures	—	(343)
Other	(80)	(336)
Net cash (used in)/provided by investing activities	1,167	665

Cash flows from financing activities of continuing operations
Sales of Common Stock	530	—
Changes in short-term debt	(1,042)	(3,869)
Proceeds from issuance of other debt	8,827	15,410
Principal payments on other debt	(8,506)	(16,355)
Other	79	(87)
Net cash (used in)/provided by financing activities	(112)	(4,901)

Effect of exchange rate changes on cash	(276)	(310)
Cumulative correction of Financial Services prior period error	—	(630)

Net increase/(decrease) in cash and cash equivalents from continuing operations	3,462	(1,160)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$3,462	$(1,160)

Cash and cash equivalents at January 1	$20,894	$21,804
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	3,462	(1,160)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—
Cash and cash equivalents at March 31	$24,356	$20,644

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter 2010		First Quarter 2009
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$603	$1,488	$(2,410)	$1,911

Cash flows from investing activities of continuing operations
Capital expenditures	(1,064)	(4)	(1,064)	(5)
Acquisitions of retail and other finance receivables and operating leases	—	(6,979)	—	(6,032)
Collections of retail and other finance receivables and operating leases	—	9,673	—	10,124
Net (acquisitions)/collections of wholesale receivables	—	521	—	4,438
Purchases of securities	(9,102)	(9,239)	(17,513)	(5,544)
Sales and maturities of securities	11,917	6,284	13,352	5,854
Settlements of derivatives	(128)	174	242	921
Proceeds from sale of businesses	—	—	1	165
Cash change due to deconsolidation of joint ventures	—	—	(343)	—
Other	(7)	(73)	(327)	(9)
Net cash (used in)/provided by investing activities	1,616	357	(5,652)	9,912

Cash flows from financing activities of continuing operations
Sales of Common Stock	530	—	—	—
Changes in short-term debt	269	(1,311)	359	(4,228)
Proceeds from issuance of other debt	310	8,517	10,138	5,272
Principal payments on other debt	(117)	(8,603)	(150)	(15,285)
Other	116	(37)	(72)	(15)
Net cash (used in)/provided by financing activities	1,108	(1,434)	10,275	(14,256)

Effect of exchange rate changes on cash	(80)	(196)	(102)	(208)
Net change in intersector receivables/payables and other liabilities	(208)	208	(590)	590
Cumulative correction of prior period error	—	—	—	(630)
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,039	423	1,521	(2,681)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$3,039	$423	$1,521	$(2,681)

Cash and cash equivalents at January 1	$9,762	$11,132	$6,132	$15,672
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	3,039	423	1,521	(2,681)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	—	—
Cash and cash equivalents at March 31	$12,801	$11,555	$7,653	$12,991

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter
	2010	2009
	(unaudited)
Net income/(loss)	$2,085	$(1,435)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(489)	(447)
Net gain/(loss) on derivative instruments	(1)	(87)
Employee benefit-related	157	(5)
Net holding gain/(loss)	(2)	(1)
Total other comprehensive income/(loss), net of tax	(335)	(540)
Comprehensive income/(loss)	1,750	(1,975)
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 17)	—	(8)
Comprehensive income/(loss) attributable to Ford Motor Company	$1,750	$(1,967)

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, updated by the revised disclosures in Exhibit 99 to our Current Report on Form 8-K dated May 7, 2010 showing retrospective application of the new accounting standard on VIE consolidation effective January 1, 2010 ("2009 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 12 for details of held-for-sale operations.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Adoption of New Accounting Standards

Fair Value Measurements.  We adopted the new accounting standard on fair value measurements on January 1, 2010 which both requires new disclosures and clarifies existing disclosure requirements.  The standard requires a greater level of disaggregated information in the fair value hierarchy and expands disclosures about valuation techniques and inputs to measure fair value.  Refer to Note 2 for further information regarding our fair value measurements.

Transfers of Financial Assets.  On January 1, 2010, we adopted the new accounting standard related to transfers of financial assets.  The standard provides greater transparency about transfers of financial assets and a company's continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP and changes the requirements for derecognizing financial assets. The new accounting standard did not have a material impact on our financial condition, results of operations, or financial disclosures.

Variable Interest Entities.  On January 1, 2010, we adopted the new accounting standard on VIEs.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.

In applying this new standard, we deconsolidated certain entities.  These entities were primarily Automotive joint ventures previously consolidated due to contractual agreements that resulted in a disproportionate relationship between our voting interest in these entities and our exposure to the economic risks and potential rewards of the entities.  We held a majority of the variable interests in the VIEs, and therefore, were deemed to be the primary beneficiary.  We did not, however, possess the power to direct the activities of the VIEs that most significantly impacted the VIEs' economic performance.  Due to the absence of this power, adoption of the new standard resulted in the deconsolidation of the majority of these Automotive joint ventures.  The most significant Automotive joint ventures deconsolidated were Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") and AutoAlliance, Inc. ("AAI").  Ford Otosan is a joint venture between Ford (41% partner), Koc Group of Turkey (41% partner), and public investors (18%).  AAI is a joint venture between Ford (50% partner) and Mazda Motor Corporation ("Mazda") (50%) in North America.  We concluded in each case that the power to direct the activities that most significantly impact the entity's economic performance were shared equally among unrelated parties.  As a result, we account for the ownership in each of these joint ventures as equity method investments.

The new accounting standard did not result in any deconsolidation or consolidation of new entities within our Financial Services sector.

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Refer to Note 6 for further information regarding our VIEs.  We have retrospectively applied this new accounting standard and revised our prior year financial statements herein accordingly.

The following table sets forth selected financial data as the data would have appeared had we applied the new consolidation standard for the first quarter of 2009, compared to the originally reported amount in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 (dollar amounts in millions, except for per share amounts).  As noted, 2009 data herein have been adjusted to reflect the new accounting standard on VIE consolidation.

	First Quarter 2009
	Revised	As Originally Reported	Effect of Change
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$24,390	$24,778	$(388)

Income/(Loss) before income taxes	$(1,662)	$(1,620)	$(42)
Provision for/(Benefit from) income taxes	(227)	(204)	(23)
Income/(Loss) from continuing operations	(1,435)	(1,416)	(19)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	(1,435)	(1,416)	(19)
Less: Income/(Loss) attributable to noncontrolling interests	(8)	11	(19)
Net income/(loss) attributable to Ford Motor Company	$(1,427)	$(1,427)	$—

Automotive Sector
Sales	$20,980	$21,368	$(388)
Operating income/(loss)	(2,442)	(2,338)	(104)
Income/(Loss) before income taxes	(1,510)	(1,468)	(42)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$(0.60)	$(0.60)	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$(0.60)	$(0.60)	$—
Diluted:
Income/(Loss) from continuing operations	$(0.60)	$(0.60)	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$(0.60)	$(0.60)	$—

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	March 31, 2010	December 31, 2009
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$493	$479
Automotive sector non-current deferred income tax assets	5,600	5,660
Financial Services sector deferred income tax assets*	285	306
Total	6,378	6,445
Reclassification for netting of deferred income taxes	(3,517)	(2,966)
Consolidated balance sheet presentation of deferred income tax assets	$2,861	$3,479

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,949	$3,091
Automotive sector non-current deferred income tax liabilities	524	561
Financial Services sector deferred income tax liabilities	1,644	1,735
Total	5,117	5,387
Reclassification for netting of deferred income taxes	(3,517)	(2,966)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,600	$2,421
__________
*      Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Debt Reduction Actions

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009, we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase Ford Credit debt and related interest of $20 million.  We recognized a gain on extinguishment of debt of $68 million on the transactions, recorded in Automotive interest income and other non-operating income/(expense), net.  As of March 31, 2010, approximately $349 million of the debt purchased has matured ($214 million and $135 million matured in the first quarter of 2010 and 2009, respectively), and $267 million was repurchased (during the third quarter of 2009) from us by Ford Credit.

On our consolidated balance sheet, we net the remaining debt purchased by us with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $432 million and $646 million at March 31, 2010 and December 31, 2009, respectively.  On our sector balance sheet, the acquisition is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Financial Services Acquisition of Automotive Debt.  During the first quarter of 2009, the Financial Services sector acquired $2.2 billion principal amount of Automotive secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which Ford Credit distributed the secured term loan to its immediate parent, Ford Holdings LLC ("Ford Holdings"), whereupon the debt was forgiven.  As a result, we recorded a gain on extinguishment of debt in the amount of $1.1 billion, net of transaction costs, in Automotive interest income and other non-operating income/(expense), net.  At March 31, 2010, the debt acquired is no longer outstanding.

See the table below for the reconciliation between total sector and consolidated cash flows.

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from the wholesale receivables, finance receivables and the debt reduction actions differently on our sector and consolidated statements of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	First Quarter
	2010	2009
Automotive cash flows from operating activities of continuing operations	$603	$(2,410)
Financial Services cash flows from operating activities of continuing operations	1,488	1,911
Total sector cash flows from operating activities of continuing operations	2,091	(499)
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	521	4,438
Finance receivables (b)	71	77
Consolidated cash flows from operating activities of continuing operations	$2,683	$4,016

Automotive cash flows from investing activities of continuing operations	$1,616	$(5,652)
Financial Services cash flows from investing activities of continuing operations	357	9,912
Total sector cash flows from investing activities of continuing operations	1,973	4,260
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(521)	(4,438)
Finance receivables (b)	(71)	(77)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (c)	(214)	(134)
Financial Services sector acquisition of Automotive sector debt (d)	—	1,054
Consolidated cash flows from investing activities of continuing operations	$1,167	$665

Automotive cash flows from financing activities of continuing operations	$1,108	$10,275
Financial Services cash flows from financing activities of continuing operations	(1,434)	(14,256)
Total sector cash flows from financing activities of continuing operations	(326)	(3,981)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (c)	214	134
Financial Services sector acquisition of Automotive sector debt (d)	—	(1,054)
Consolidated cash flows from financing activities of continuing operations	$(112)	$(4,901)

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
(c)
See "Debt Reduction Actions" above for further discussion.  Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.  For first quarter 2009, this includes $135 million related to the maturity of Ford Credit debt previously acquired by our Automotive sector.

(d)
See "2009 Secured Term Loan Actions" within the Automotive section of Note 9 for further discussion of these transactions.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing or operating activities on the sector statement of cash flows.

NOTE 2.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interest in securitized assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure only include finance receivables and debt.  Fair value of these items are presented together with the related carrying value in Notes 4 and 9, respectively.  Assets and liabilities measured at fair value on a recurring basis vary based on specific circumstances such as impairments.

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

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Valuation Methodologies

Cash, Cash Equivalents and Marketable Securities.  Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents. Investments in securities with a maturity date greater than 90 days at the date of purchase are classified as Marketable securities.  Cash on hand, time deposits, certificates of deposit, and money market accounts are reported at par value, which approximates fair value. For other investment securities, we generally measure fair value based on a market approach using prices obtained from pricing services. We review all pricing data for reasonability and observability of inputs. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value. In certain cases, when observable pricing data is not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Derivative Financial Instruments.  Our derivatives are over-the-counter customized derivative transactions and are not exchange traded.  We estimate the fair value of these instruments based on an income approach using industry standard valuation models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.  The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty (considering effects of collateral).  We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity or for longer-dated instruments.   Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is based on actual payments on the securitized contracts. We use management judgment to estimate the timing and amount of the swap cash flows based on historical pre-payment speeds.

Retained Interests in Securitized Assets.  We estimate the fair value of retained interests based on income approach using internal valuation models. These models project future cash flows of the monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, prepayment speed, and discount rate.  Our assumptions regarding prepayment speed and credit losses are based on historical performance.

Finance Receivables.  We estimate the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts incorporating appropriate funding pricing and enhancement requirements.  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed, and discount rate.  Our assumptions regarding prepayment speed and credit losses are based on historical performance.

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on the actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the debt cash flows based on historical pre-payment speeds.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1,085	$—	$—	$1,085
Government-sponsored enterprises	—	2,399	—	2,399
Government – non-U.S.	—	99	—	99
Corporate debt	—	2,353	—	2,353
Total cash equivalents – financial instruments	1,085	4,851	—	5,936
Marketable securities (b)
U.S. government	5,706	—	—	5,706
Government-sponsored enterprises	—	3,782	—	3,782
Corporate debt	—	99	—	99
Mortgage-backed and other asset-backed	—	114	2	116
Equity	583	—	—	583
Government – non-U.S.	—	750	—	750
Other liquid investments (c)	—	1,023	—	1,023
Total marketable securities	6,289	5,768	2	12,059
Derivative financial instruments
Foreign exchange contracts	—	59	—	59
Commodity contracts	—	4	8	12
Other – warrants	—	—	3	3
Total derivative financial instruments (d)	—	63	11	74
Total assets at fair value	$7,374	$10,682	$13	$18,069
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$128	$—	$128
Commodity contracts	—	29	—	29
Total derivative financial instruments (d)	—	157	—	157
Total liabilities at fair value	$—	$157	$—	$157

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.6 billion as of March 31, 2010 for the Automotive sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.3 billion as of March 31, 2010.

(b)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $432 million and an estimated fair value of $439 million as of March 31, 2010; see Note 1 for additional detail.

(c)	Includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(d)	See Note 14 for additional information regarding derivative financial instruments.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1,179	$—	$—	$1,179
Government-sponsored enterprises	—	850	—	850
Government – non-U.S.	—	427	—	427
Corporate debt	—	300	—	300
Total cash equivalents – financial instruments	1,179	1,577	—	2,756
Marketable securities
U.S. government	6,860	—	—	6,860
Government-sponsored enterprises	—	1,996	—	1,996
Corporate debt	—	165	—	165
Mortgage-backed	—	244	—	244
Government – non-U.S.	—	323	—	323
Other liquid investments (b)	—	236	—	236
Total marketable securities	6,860	2,964	—	9,824
Derivative financial instruments (c)
Interest rate contracts	—	1,124	350	1,474
Foreign exchange contracts	—	6	—	6
Cross currency interest rate swap contracts	—	72	—	72
Total derivative financial instruments	—	1,202	350	1,552
Retained interest in securitized assets (d)	—	—	13	13
Total assets at fair value	$8,039	$5,743	$363	$14,145
Liabilities
Derivative financial instruments (c)
Interest rate contracts	$—	$312	$365	$677
Foreign exchange contracts	—	85	—	85
Cross-currency interest rate swap contracts	—	134	168	302
Total derivative financial instruments	—	531	533	1,064
Total liabilities at fair value	$—	$531	$533	$1,064

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $6.7 billion as of March 31, 2010 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion as of March 31, 2010 for the Financial Services sector.

(b)	Includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(c)	See Note 14 for additional information regarding derivative financial instruments.
(d)	Retained interest in securitized assets is reported in Other assets on our consolidated balance sheet.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$30	$—	$—	$30
Government-sponsored enterprises	—	949	—	949
Government – non-U.S.	—	238	—	238
Corporate debt	—	2,557	—	2,557
Total cash equivalents – financial instruments	30	3,744	—	3,774
Marketable securities(b)
U.S. government	9,130	—	—	9,130
Government-sponsored enterprises	—	2,408	—	2,408
Corporate debt	—	108	8	116
Mortgage-backed and other asset-backed	—	191	17	208
Equity	477	—	—	477
Government – non-U.S.	—	1,283	—	1,283
Other liquid investments (c)	—	901	—	901
Total marketable securities	9,607	4,891	25	14,523
Derivative financial instruments
Foreign exchange contracts	—	59	—	59
Commodity contracts	—	8	7	15
Other - warrants	—	—	2	2
Total derivative financial instruments	—	67	9	76
Total assets at fair value	$9,637	$8,702	$34	$18,373
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$85	$—	$85
Commodity contracts	—	54	—	54
Total derivative financial instruments	—	139	—	139
Total liabilities at fair value	$—	$139	$—	$139

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.1 billion as of December 31, 2009 for the Automotive sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $3.9 billion as of December 31, 2009.

(b)
Marketable securities excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $646 million and an estimated fair value of $656 million as of December 31, 2009; see Note 1 for additional detail.

(c)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Government-non-U.S.	—	29	—	29
Corporate debt.	—	75	—	75
Total cash equivalents – financial instruments	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government – non-U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,234	420	1,654
Foreign exchange contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,459	420	1,879
Retained interest in securitized assets	—	—	26	26
Total assets at fair value	$5,331	$3,567	$450	$9,348
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$409	$437	$846
Foreign exchange contracts	—	46	—	46
Cross-currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	599	575	1,174
Total liabilities at fair value	$—	$599	$575	$1,174

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $7.7 billion as of December 31, 2009 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.8 billion as of December 31, 2009.

(b)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending March 31 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at March 31, 2010	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities
Corporate debt	$8	$—	$(8)	$—	$—	$—
Mortgage-backed and other asset-backed	17	(1)	(14)	—	2	—
Total marketable securities	25	(1)	(22)	—	2	—
Derivative financial instruments, net	9	3	(1)	—	11	2
Total Level 3 fair value	$34	$2	$(23)	$—	$13	$2

Financial Services Sector
Marketable securities - corporate debt	$4	$(4)	$—	$—	$—	$—
Derivative financial instruments, net	(155)	(63)	35	—	(183)	(34)
Retained interest in securitized assets	26	—	(13)	—	13	—
Total Level 3 fair value	$(125)	$(67)	$22	$—	$(170)	$(34)

(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at reporting date.

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at March 31, 2009 (c)	Change In Unrealized Gains/ (Losses) on Instruments Still Held (d)
Automotive Sector
Marketable securities
Corporate debt	$22	$(2)	$(13)	$—	$7	$(2)
Mortgage-backed and other asset-backed	127	(4)	(62)	(9)	52	(2)
Equity	1	—	—	(1)	—	—
Total marketable securities	150	(6)	(75)	(10)	59	(4)
Derivative financial instruments, net	(32)	(3)	21	—	(14)	(2)
Total Level 3 fair value	$118	$(9)	$(54)	$(10)	$45	$(6)

Financial Services Sector
Marketable securities - corporate debt	$5	$(4)	$—	$—	$1	$(4)
Derivative financial instruments, net	(74)	(15)	18	—	(71)	(1)
Retained interest in securitized assets	92	2	(7)	—	87	(2)
Total Level 3 fair value	$23	$(17)	$11	$—	$17	$(7)

(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	"Transfers Into" represent the value at the end of the reporting period and "Transfers Out of" represent the value at the beginning of the reporting period.
(c)	Refer to our 2009 Form 10-K Report for reconciliation of full year 2009.
(d)	For those assets and liabilities still held at reporting date.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize the realized/unrealized gains/(losses) on Level 3 items by financial statement position for the period ending March 31 (in millions):

	2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non- Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$—	$(1)
Derivative financial instruments, net (b)	2	1	—	—	3
Total Automotive sector	2	—	—	—	2

Financial Services Sector
Marketable securities	—	—	(4)	—	(4)
Derivative financial instruments, net (b)	—	—	(56)	(7)	(63)
Retained interest in securitized assets	—	—	(2)	2	—
Total Financial Services sector	$—	$—	$(62)	$(5)	$(67)

(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments reflects foreign currency translation on non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

	2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non- Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(6)	$—	$—	$(6)
Derivative financial instruments, net (b)	(4)	1	—	—	(3)
Total Automotive sector	(4)	(5)	—	—	(9)

Financial Services Sector
Marketable securities	—	—	(4)	—	(4)
Derivative financial instruments, net (b)	—	—	(20)	5	(15)
Retained interest in securitized assets	—	—	4	(2)	2
Total Financial Services sector	$—	$—	$(20)	$3	$(17)

(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments reflects foreign currency translation on non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Non-Recurring Fair Value Measurements

There were no non-recurring fair value measurements subsequent to initial recognition recorded during the first quarter of 2010.

Automotive Sector

During the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in our U.S. consolidated dealerships of $78 million in Automotive cost of sales.  The fair value measurement used to determine the impairment was based on the market approach and reflected anticipated proceeds, expected to be de minimis.  The fair value of our investment was classified in Level 2 of our fair value hierarchy.  During the second quarter of 2009, we recorded an other-than-temporary impairment of our investment in the Bordeaux automatic transmission plant.  The fair value measurement of $241 million used to determine the impairment was based on the cost approach and considered the condition of the plant's fixed assets.  The fair value of our investment was classified in Level 3 of our fair value hierarchy.  See Note 12 for discussion of our held-for-sale impairment of Volvo.

Financial Services Sector

In March 2009, our Board of Directors approved potential sale of the Financial Services sector's investment in DFO Partnership.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of the investment of $141 million in Financial Services equity in net income/(loss) of affiliated companies.  The investment in DFO Partnership was subsequently sold during the third quarter of 2009 and was no longer held on our balance sheet at December 31, 2009.

NOTE 3.  CASH AND RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded as restricted in Other assets on our consolidated balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required for letters of credit related to the sale of Hertz (see Note 16), cash collateral posted with counterparties related to derivatives (see Note 14) and cash collateral for bank guarantees.  Additionally, restricted cash includes various escrow agreements related to insurance, customs, environmental matters and contractual obligations related to the sale or disposition of a business.  Our Financial Services sector restricted cash balances primarily include cash collateral required to be held against loans with the European Investment Bank and cash held to meet certain local governmental and regulatory reserve requirements.

Restricted cash does not include required minimum balances, or cash securing debt issued through securitization transactions ("securitization cash").  See Note 9 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006, and securitization cash.

Restricted Cash

Restricted cash reflected on our balance sheet is as follows (in millions):

	March 31, 2010	December 31, 2009
Automotive sector	$736	$777
Financial Services sector	408	335
Total Company	$1,144	$1,112

NOTE 4.  FINANCE RECEIVABLES – FINANCIAL SERVICES SECTOR

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

Net finance receivables were as follows (in millions):

	March 31, 2010	December 31, 2009
Retail (including direct financing leases)	$55,574	$58,229
Wholesale	21,456	22,370
Other finance receivables	3,638	3,611
Total finance receivables	80,668	84,210
Unearned interest supplements	(2,048)	(1,994)
Allowance for credit losses	(1,196)	(1,351)
Other	15	20
Finance receivables, net – sector balance sheet	$77,439	$80,885

Finance receivables, net, subject to fair value	$72,879	$76,991
Fair value	$74,251	$76,066

Finance receivables, net – sector balance sheet	$77,439	$80,885
Reclassification of receivables purchased from Automotive sector to Other receivables, net	(3,602)	(3,889)
Finance receivables, net – consolidated balance sheet	$73,837	$76,996

NOTE 5.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 35% and 31% of inventories at March 31, 2010 and December 31, 2009, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	March 31, 2010	December 31, 2009
Raw materials, work-in-process and supplies	$2,816	$2,456
Finished products	4,276	3,383
Total inventories under first-in, first-out method ("FIFO")	7,092	5,839
Less: Last-in, first-out method ("LIFO") adjustment	(800)	(798)
Total inventories	$6,292	$5,041

NOTE 6.  VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.  Our involvement constitutes power that is most significant to the entity when we have unconstrained decision-making ability over key operational functions within the entity or we have the ability to exercise discretion in the servicing of financial assets related to securitization entities.

Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

Automotive Sector

VIEs of which we are the primary beneficiary:

At March 31, 2010, we have one VIE of which we are the primary beneficiary:

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH. Tekfor produces transmission and chassis components for use in our vehicles. We provide financial support to Tekfor in the form of a revolving loan agreement. This loan is being used by Tekfor to refinance external debt.

At December 31, 2009, in addition to Tekfor, we held interests in certain dealerships in North America. During the first quarter of 2009 we consolidated 64 dealerships as part of our Dealer Development Program. As we sold our ownership interest and liquidated certain other dealerships, that number was reduced during the year to 13 at December 31, 2009. In the first quarter of 2010, we acquired the remaining outside ownership interest and now consolidate the dealerships under the voting interest model.

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	March 31, 2010	December 31, 2009
Cash and cash equivalents	$4	$27
Other receivables, net	25	34
Inventories	22	106
Net property	31	154
Other assets	—	1
Total assets	$82	$322
Liabilities
Payables	$22	$23
Accrued liabilities and deferred revenue	—	32
Debt	—	14
Total liabilities	$22	$69

The financial performance of Tekfor reflected on our statement of operations at March 31, 2010 includes sales of $15 million and cost of sales, selling, administrative, and interest expense of $18 million. The financial performance of Tekfor and the dealerships reflected on our statement of operations at March 31, 2009 include sales of $497 million and cost of sales, selling, administrative, and interest expense of $604 million.

VIEs of which we are not the primary beneficiary:

Joint Ventures that constitute significant VIEs of which we are not the primary beneficiary, and which are not consolidated as of March 31, 2010 and December 31, 2009, include:

•	Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output.

•	Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A. Volvo purchases substantially all of the joint venture's output.

•	Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH. Volvo and its related parties purchase substantially all of the joint venture's output.

We purchase substantially all of the output of the joint ventures listed above.  However, the associated operating agreements indicate that the power to direct economically significant activities of these joint ventures is either shared or rests with an unrelated party.

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

Additionally, the following entities (that are not joint ventures) are significant VIEs of which we are not the primary beneficiary, which are not consolidated as of March 31, 2010 and December 31, 2009:

•
Hertz Vehicle Financing LLC was established in 2005, as part of the transaction to sell our interest in The Hertz Corporation ("Hertz").  We provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing LLC, a bankruptcy-remote special purpose entity which is thinly capitalized and wholly owned by Hertz. The arrangements outlined in the letters of credit do not grant Ford the power to direct activities that most significantly impact the entity's economic performance.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $8 million at March 31, 2010.  For additional discussion of these letters of credit, see Note 16.

•
Ford Motor Company Capital Trust II ("Trust II") was formed in 2002.  We own 100% of Trust II's common stock, which is equal to 5% of Trust II's total equity.  Operation of the trust is predetermined by Trust documents which cannot be modified.

•
First Aquitaine Industries SAS ("First Aquitaine") operates a transmission plant in Bordeaux, France which manufactures automatic transmissions for Ford Explorer, Ranger and Mustang vehicles.  During 2009 we transferred legal ownership of First Aquitaine to HZ Holding France and entered into a volume-dependent pricing agreement with the new owner to purchase transmissions through the end of the product cycle.  After the transfer, Ford relinquished all decision-making rights within the entity.

Our maximum exposure to VIEs of which we are not the primary beneficiary at March 31, 2010 and December 31, 2009 are detailed as follows (in millions):

	March 31, 2010	December 31, 2009	Change in Maximum Exposure
Investments	$440	$421	$19
Liabilities	(8)	(9)	1
Guarantees (off-balance sheet)	192	191	1
Total maximum exposure	$624	$603	$21

Financial Services Sector

VIEs of which the Financial Services sector is the primary beneficiary:

Our Financial Services sector (for these purposes, Ford Credit and Volvo Auto Bank) uses VIEs to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  Our Financial Services sector retains interests in its securitization transactions, including senior and subordinated securities issued by VIEs, rights to cash held for the benefit of the securitization investors such as cash reserves, and residual interests.  Our Financial Services sector's involvement constitutes power that is most significant to the entity when we have unconstrained decision-making ability within the entity over key operational functions such as our ability to exercise discretion in the servicing of financial assets, to issue additional debt, to exercise a unilateral call option, to add assets to revolving structures, and to control the investment decisions.  Therefore, the assets continue to be consolidated by our Financial Services sector.

The VIE transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.

Our Financial Services sector aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions – consumer credit risk and prepayment risk.
•	Wholesale transactions – dealer credit risk.
•	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and prepayment risk.

As residual interest holder, our Financial Services sector is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  However, this risk is not incremental to the exposure our Financial Services sector has on the underlying assets.  The amount of risk absorbed by our Financial Services sector's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

Our Financial Services sector has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to our Financial Services sector or its other assets for credit losses on the securitized assets, and have no right to require the Financial Services sector to repurchase the investments.  Although not contractually required, Ford Credit regularly supports their wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The cash contributions were $20 million and $0 at March 31, 2010 and December 31, 2009, respectively, and ranged from $0 to $375 million during the first quarter of 2010.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR asset-backed commercial paper program.

From time to time, Ford Credit renegotiates the terms of its funding commitments and may reallocate the commitments globally.  The Financial Services sector does not guarantee any asset-backed securities and generally has no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  However, in certain securitization transactions, Ford Credit has dynamic enhancements where it is required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.

VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE or the counterparty to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.  See Note 14 for additional information regarding Ford Credit's derivatives.

The following table includes assets to be used to settle the debt and obligations of the Financial Services sector consolidated VIEs. The Financial Services sector may retain debt issued by the consolidated VIEs and this debt is excluded from the table below.  The Financial Services sector holds the right to the excess cash flows from the assets that are not needed to pay the debt and obligations of the consolidated VIEs.  The assets and debt reflected on our consolidated balance sheet are as follows (in billions):

	March 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.4	$38.6	$30.6
Wholesale	0.5	15.8	10.2
Total finance receivables	3.9	54.4	40.8
Net investment in operating leases	1.2	10.8	7.1
Total*	$5.1	$65.2	$47.9
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $736 million at March 31, 2010 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.1	$40.9	$31.2
Wholesale	0.5	16.5	8.4
Total finance receivables	3.6	57.4	39.6
Net investment in operating leases	1.3	10.2	6.6
Total*	$4.9	$67.6	$46.2
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $1.8 billion at December 31, 2009, was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	March 31, 2010		December 31, 2009
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Total derivative financial instruments*	$39	$504	$55	$528
__________
*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	First Quarter 2010		First Quarter 2009
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIE financial performance	$145	$332	$64	$478

VIEs of which the Financial Services sector is not the primary beneficiary:

Ford Credit has an investment in a certain joint venture determined to be a VIE of which it is not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with its joint venture partner, and the obligation to absorb losses or rights to receive benefits resides primarily with its joint venture partner.  Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $64 million and $67 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 7.  GOODWILL AND OTHER NET INTANGIBLE ASSETS

The components of goodwill and other net intangible assets are as follows (in millions):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Ford Europe goodwill	$32	$—	$32	$34	$—	$34
Manufacturing and production incentive rights	297	(241)	56	305	(228)	77
License and advertising agreements	96	(34)	62	96	(32)	64
Other intangible assets	74	(41)	33	74	(50)	24
Total Automotive sector	499	(316)	183	509	(310)	199
Financial Services Sector
Ford Credit goodwill	9	—	9	9	—	9
Other intangible assets	1	(1)	—	1	(1)	—
Total Financial Services sector	10	(1)	9	10	(1)	9
Total Company	$509	$(317)	$192	$519	$(311)	$208

Changes in the goodwill balances are primarily attributable to the impact of foreign currency translation.  We also have goodwill recorded within Equity in net assets of affiliated companies of $34 million at March 31, 2010 and December 31, 2009.

NOTE 7.  GOODWILL AND OTHER NET INTANGIBLE ASSETS (Continued)

Our intangible assets are comprised primarily of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows for the period ending March 31 (in millions):

	2010	2009
Pre-tax amortization expense	$23	$18

Amortization for current intangible assets is forecasted to be approximately $80 million to $90 million in 2010, $10 million in 2011 through 2014, and $7 million thereafter.

NOTE 8.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$94	$86	$85	$68	$14	$102
Interest cost	631	674	325	292	84	223
Expected return on assets	(791)	(822)	(347)	(303)	—	(33)
Amortization of:
Prior service costs/(credits)	93	94	19	19	(154)	(227)
(Gains)/Losses and Other	2	2	65	37	24	21
Separation programs	3	7	4	30	—	2
(Gain)/Loss from curtailment	—	—	—	—	—	(2)
Net expense/(income)	$32	$41	$151	$143	$(32)	$86

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first quarter of 2010, we contributed $500 million to our worldwide pension plans (including Volvo), including $100 million of benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $1 billion in 2010, including $300 million of benefit payments paid directly by the Company for unfunded plans, for a total of $1.5 billion this year (excluding any purchase price adjustment for pension plans at closing in connection with the sale of Volvo).  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2010.

NOTE 9.  DEBT AND COMMITMENTS

Our debt consists of short-term and long-term unsecured debt securities, convertible debt securities, and unsecured and secured borrowings from banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.  In addition, our Financial Services sector sponsors securitization programs that provide short-term and long-term asset-backed financing through institutional investors in the U.S. and international capital markets.

Debt outstanding is shown below (in millions):

	March 31, 2010	December 31, 2009
Automotive Sector
Debt payable within one year
Short-term (a)	$739	$502
Long-term payable within one year
Public unsecured debt securities	334	334
Notes due to UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust") unsecured portion (b)	859	859
Secured term loan	77	77
Secured revolving loan	3,000	—
Other debt (a)	166	199
Unamortized discount	(166)	(333)
Total debt payable within one year	5,009	1,638
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Convertible notes	3,454	3,454
Subordinated convertible debentures	3,173	3,124
Secured term loan	5,165	5,184
Secured revolving loan	4,527	7,527
Notes due to UAW VEBA Trust (b)
Unsecured portion	6,720	6,720
Secured portion	3,000	3,000
U.S. Department of Energy loans	1,475	1,221
Other debt	688	727
Unamortized discount	(4,220)	(4,245)
Total long-term debt payable after one year	29,242	31,972
Total Automotive sector	$34,251	$33,610
Fair value of debt	$33,305	$30,492
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,468	$6,369
Other asset-backed short-term debt	2,603	4,482
Ford Interest Advantage (c)	4,178	3,680
Other short-term debt	879	1,088
Total short-term debt	14,128	15,619
Long-term debt
Unsecured debt
Notes payable within one year	8,825	7,338
Notes payable after one year	29,799	33,888
Asset-backed debt
Notes payable within one year	19,652	18,962
Notes payable after one year	24,102	23,163
Unamortized discount	(478)	(530)
Fair value adjustments (d)	258	231
Total long-term debt	82,158	83,052
Total Financial Services sector	$96,286	$98,671
Fair value of debt	$98,580	$100,231
Total Automotive and Financial Services sectors	$130,537	$132,281
Intersector elimination (e)	(432)	(646)
Total Company	$130,105	$131,635
__________
(a)
Includes $519 million (short-term of $514 million and long-term payable within one year of $5 million) and $177 million (short-term of $174 million and long-term payable within one year of $3 million) of debt with affiliated companies at March 31, 2010 and December 31, 2009, respectively.

(b)	Amortizing Guaranteed Secured Notes maturing June 30, 2022 owed to UAW VEBA Trust.
(c)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(d)	Adjustments related to designated fair value hedges of unsecured debt.
(e)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

NOTE 9.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $353 million and $351 million at March 31, 2010 and December 31, 2009, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $839 million and $1.1 billion at March 31, 2010 and December 31, 2009, respectively.  The change in the fair value of our debt in the first quarter of 2010 was primarily driven by improvements in the credit markets generally, and an improved market view of Ford specifically.

Maturities

Debt maturities at March 31, 2010 were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$334	$—	$—	$—	$—	$5,260	$5,594
Unamortized discount (a)	—	—	—	—	—	(84)	(84)
Convertible notes	—	—	—	—	—	3,454	3,454
Unamortized discount (a)	—	—	—	—	—	(855)	(855)
Subordinated convertible debentures	—	—	—	—	188	2,985	3,173
Secured term loan	58	77	77	5,030	—	—	5,242
Secured revolving loan (b)	3,000	838	—	3,689	—	—	7,527
Notes due to UAW VEBA Trust (c)	859	859	1,238	1,238	1,238	5,147	10,579
Unamortized discount (a)	(166)	(617)	(593)	(531)	(463)	(1,077)	(3,447)
U.S. Department of Energy loans	—	—	74	148	148	1,105	1,475
Short-term and other debt (d)	550	520	177	114	23	209	1,593
Total Automotive debt	4,635	1,677	973	9,688	1,134	16,144	34,251

Financial Services Sector
Unsecured debt	9,495	11,969	7,283	4,775	3,699	6,460	43,681
Asset-backed debt	24,485	15,812	8,540	2,041	240	1,707	52,825
Unamortized discount (a)	(1)	(2)	(180)	(67)	(186)	(42)	(478)
Fair value adjustments (a) (e)	3	89	107	46	13	—	258
Total Financial Services debt	33,982	27,868	15,750	6,795	3,766	8,125	96,286

Intersector elimination (f)	(432)	—	—	—	—	—	(432)
Total Company	$38,185	$29,545	$16,723	$16,483	$4,900	$24,269	$130,105

(a)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.
(b)	$3 billion debt maturity in 2010 represents our election to make a prepayment in the second quarter of 2010 as committed on March 29, 2010.
(c)	Amortizing Guaranteed Secured Notes maturing June 30, 2022 owed to UAW VEBA Trust.
(d)	Primarily non-U.S. affiliate debt.
(e)	Adjustments related to designated fair value hedges of unsecured debt.
(f)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	March 31, 2010	December 31, 2009
9.50% Guaranteed Debentures due June 1, 2010	$334	$334
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,594	$5,594

(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at March 31, 2010 of $167 million and $180 million, respectively.  These securities are on-lent to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

2009 Debt Repurchases.  In the first quarter of 2009, we repurchased through a private market transaction $165 million principal amount of our outstanding public unsecured debt securities.  As a result, we recorded a pre-tax gain of $127 million (net of unamortized discounts, premiums and fees) in Automotive interest income and other non-operating income/(expense), net.

Convertible Notes

Convertible Notes due December 15, 2016

At March 31, 2010, we had outstanding $2.875 billion of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes"), which includes $375 million from the underwriters option to purchase additional convertible notes ("Over-Allotment Option").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009).

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

NOTE 9.  DEBT AND COMMITMENTS (Continued)

any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2016 Convertible Notes are summarized as follows (in millions):

	March 31, 2010	December 31, 2009
Liability component
Principal	$2,875	$2,875
Unamortized discount	(684)	(702)
Net carrying amount	$2,191	$2,173

Equity component (recorded in Capital in excess of par value of stock)	$(702)	$(702)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

	First Quarter
	2010	2009
Contractual interest coupon	$30	$—
Amortization of discount	18	—
Total interest cost on 2016 Convertible Notes	$48	$—

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability component was 9.2% on the original offering and 8.6% on the Over-Allotment Option.  If all $2.9 billion of 2016 Convertible Notes were converted into shares as of March 31, 2010 at a share price of $12.57, the share value would exceed the principal value of debt by about $1 billion.

Convertible Notes due December 15, 2036

At March 31, 2010, we had outstanding $579 million of 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes").  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

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

Liability and equity components of our 2036 Convertible Notes are summarized as follows (in millions):

	March 31, 2010	December 31, 2009
Liability component
Principal	$579	$579
Unamortized discount	(171)	(175)
Net carrying amount	$408	$404

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(3,207)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	First Quarter
	2010	2009
Contractual interest coupon	$6	$52
Amortization of discount	4	34
Total interest cost on 2036 Convertible Notes	$10	$86

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $579 million of 2036 Convertible Notes were converted into shares as of March 31, 2010 at a share price of $12.57, the share value would exceed the principal value of debt by $212 million.

Subordinated Convertible Debentures

At March 31, 2010, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures") and $188 million of deferred interest, reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures are due to Trust II, a subsidiary trust, and are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

At March 31, 2010, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 principal amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  As announced on March 27, 2009, we elected to defer future interest payments related to the Trust Preferred Securities for up to 5 years.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

During the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

Pursuant to our secured credit agreement (the "Credit Agreement"), at March 31, 2010, we had outstanding:

•	$838 million of revolving loans which bear interest of LIBOR plus a margin of 2.25%, maturing on December 15, 2011;
•
$6.7 billion of revolving loans which bear interest of LIBOR plus a margin of 3.25%, maturing on November 30, 2013, of which $3 billion was repaid on April 6, 2010 and remains available for borrowing; and

•
$5.2 billion of a secured term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 3.00%.  We are required to use a portion of the cash proceeds from the sale of Volvo (discussed in Note 12) upon the closing thereof (expected in the third quarter of 2010) to partially prepay certain outstanding term loans under the Credit Agreement.

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

NOTE 9.  DEBT AND COMMITMENTS (Continued)

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

2010 Secured Revolver Actions.  On March 29, 2010, we gave notice to our administrative agent under the Credit Agreement that we would make an optional prepayment of $3 billion on April 6, 2010 of our revolving loans that are scheduled to mature on November 30, 2013.  Such amount, which was repaid on April 6, 2010, will remain available for borrowing through November 2013 as the commitments of the revolving lenders were not reduced.  As a result, at March 31, 2010, $3 billion of revolving loans were reflected in the Automotive sector as Debt payable within one year.

2009 Secured Term Loan Actions.  On March 27, 2009, Ford Credit purchased from term loan lenders under the Credit Agreement $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  Consistent with previously-announced plans to return capital from Ford Credit to us, Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in the first quarter of 2009 in Automotive interest income and other non-operating income/(expense), net.

Notes Due to UAW VEBA Trust

At March 31, 2010 we had outstanding $7.1 billion in amortizing notes due to the UAW VEBA Trust made up of a non-interest bearing Amortizing Guaranteed Secured Note maturing June 30, 2022 with a par value of $6.7 billion ("Note A") and a non-interest bearing Amortizing Guaranteed Secured Note maturing June 30, 2022 with a par value of $6.5 billion ("Note B").  For Note A, we had outstanding $3.1 billion ($4.7 billion par value net of $1.6 billion unamortized discount) using an effective yield of 9.2%.  For Note B, we had outstanding $4 billion ($5.9 billion par value net of $1.9 billion unamortized discount) using an effective yield of 9.9%.  The Notes allow for prepayments on the annual scheduled principal payment dates.  The Notes are secured on a second lien basis, limited to the lesser of an aggregate $3 billion or the outstanding principal amount of obligations thereunder, with collateral securing our obligations under the Credit Agreement.

Under Note B, we have the option, subject to certain conditions, of making each payment in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Any Ford Common Stock to be delivered in satisfaction of such payment obligation is to be valued based on its volume-weighted average price per share for the 30 trading-day period ending on the second business day prior to the relevant payment date.

DOE Loan

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $1.5 billion in loans as of March 31, 2010.  Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the Advanced Technology Vehicles Manufacturing ("ATVM") Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB")

NOTE 9.  DEBT AND COMMITMENTS (Continued)

to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

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

Financial Services Sector

Unsecured Debt

Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased an aggregate of $201 million and $341 million principal amount of its outstanding notes in the first quarter of 2010 and 2009, respectively.  As a result, our Financial Services sector recorded a pre-tax loss of $7 million and a pre-tax gain of $65 million ($51 million related to Ford Holdings and $14 million related to Ford Credit), net of unamortized premiums and discounts, in Financial Services other income/(loss), net in the first quarter of 2010 and 2009, respectively.

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Asset-Backed Debt

Our Financial Services sector transfers finance receivables and net investments in operating leases in structured transactions to fund operations and to maintain liquidity and the transactions are recorded as secured borrowings.  The majority of our Financial Services sector's transactions are secured borrowings and the associated assets are not derecognized and continue to be reported on our financial statements.

The finance receivables and net investment in operating leases that have been included in structured transactions are only available for payment of the debt and other obligations issued or arising in the structured transactions.  Cash and cash equivalent and marketable securities balances related to structured transactions are used only to support the structured transactions.  The Financial Services sector holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the structured transactions.  The debt has been issued either directly by us or by consolidated entities.

The following table shows the assets and liabilities related to our Financial Services sector's secured debt arrangements that are included in our financial statements (in billions):

	March 31, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.9	$54.4	$40.8
Net investment in operating leases	1.2	10.8	7.1
Total	5.1	65.2	47.9
Non-VIE
Finance receivables (c)	0.5	5.1	4.8
Total securitization transactions
Finance receivables	4.4	59.5	45.6
Net investment in operating leases	1.2	10.8	7.1
Total	$5.6	$70.3	$52.7

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.6	$57.4	$39.6
Net investment in operating leases	1.3	10.2	6.6
Total	4.9	67.6	46.2
Non-VIE
Finance receivables (c)	0.3	6.1	6.7
Total securitization transactions
Finance receivables	3.9	63.5	46.3
Net investment in operating leases	1.3	10.2	6.6
Total	$5.2	$73.7	$52.9

(a)	Includes marketable securities totaling $256 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Includes assets that can be used to settle obligations of the consolidated VIEs and the related debt of the VIEs. See Note 6 for additional information on Financial Services sector VIEs.
(c)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $736 million and $1.8 billion at March 31, 2010 and December 31, 2009, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $94 million and $97 million at March 31, 2010 and December 31, 2009 respectfully, that is secured by property.

NOTE 10.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending March 31 (in millions):

	First Quarter
	2010	2009
Interest income	$47	$62
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	119	(6)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	4	13
Gains/(Losses) on extinguishment of debt	—	1,279
Other *	19	4
Total	$189	$1,352

*  2009 includes $9 million of expense in other income associated with the overall debt reduction actions discussed in Note 1.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending March 31 (in millions):

	First Quarter
	2010	2009
Interest income (non-financing related)	$16	$44
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	2	(13)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	1	2
Gains/(Losses) on extinguishment of debt	(7)	65
Investment and other income related to sales of receivables	—	10
Insurance premiums earned, net	26	29
Other	88	(24)
Total	$126	$113

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

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

We classify disposal groups as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is actively marketed for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify disposal groups as discontinued operations when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal groups after the sale.

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

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

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets in order to allow us to focus exclusively on our global Ford brand.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to actively market Volvo for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale.

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

In the first quarter of 2009, after considering deferred gains reported in Accumulated other comprehensive income/(loss), we recognized a pre-tax impairment charge of $650 million related to our total investment in Volvo.  The impairment was recorded in Automotive cost of sales.

Had we not committed to actively market Volvo for sale, we would not have been afforded the benefit of the new information obtained in discussions with potential buyers.  Rather, we would have continued to employ an in-use premise to test Volvo's goodwill and long-lived assets, using a discounted cash flow methodology with assumptions similar to those we used at year-end 2008.

On March 28, 2010, Ford entered into a definitive agreement to sell Volvo and related assets to Zhejiang Geely Holding Group for $1.8 billion, subject to customary purchase price adjustments.  The sale is expected to close in the third quarter of 2010.

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of Volvo classified as held for sale are as follows:

	March 31, 2010	December 31, 2009
Assets
Receivables	$584	$420
Inventories	1,323	1,236
Net property	4,821	4,682
Goodwill	1,230	1,241
Other intangibles	228	204
Other assets	540	485
Impairment of carrying value	(650)	(650)
Total assets of the held-for-sale operations	$8,076	$7,618
Liabilities
Payables	$2,092	$1,980
Pension liabilities	359	387
Warranty liabilities	258	358
Other liabilities	2,935	2,596
Total liabilities of the held-for-sale operations	$5,644	$5,321

Financial Services Sector

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

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

The calculation of diluted income/(loss) per share of Ford Common Stock and Class B Stock takes into account the effect of obligations, such as restricted stock unit awards, stock options and warrants, and convertible notes and securities, considered to be potentially dilutive.

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share were issued.  On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us.  In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method, thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock.  The Company received no proceeds from the offering.  All warrants are fully exercisable and expire January 1, 2013.

Option to Stock-Settle Debt

On December 31, 2009 we issued Note B to the UAW VEBA Trust (see our 2009 Form 10-K Report for additional discussion of Note B (referred to therein as "New Note B") and the Settlement Agreement pursuant to which it was issued).  Under the terms of Note B, we have the exclusive right, subject to certain conditions, to make each principal payment due on any principal payment date (i.e., a fixed dollar amount) in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Under no circumstances does the UAW VEBA Trust have a right to require us to pay Note B by a transfer of Ford Common Stock.

If we elect to satisfy our scheduled payment by delivering shares of Ford Common Stock, the number of shares delivered would be determined by dividing the principal payment due by the volume-weighted average price (the “VWAP”) per share of Ford Common Stock for the 30 trading days ending on the second business day immediately preceding the June 30 payment date each year.  We may decide whether to settle our principal payment in shares at any time during the two-day period prior to the applicable payment date.  As previously disclosed, we will use our discretion in determining which form of payment makes economic sense at the time of each required payment, balancing liquidity needs and preservation of shareholder value.  We made our December 31, 2009 payment on Note B in cash.  We have the option to prepay Note B in part or in full on each principal payment date, but only with cash.

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Continued)

Our March 31, 2010 diluted earnings per share ("EPS") calculation includes approximately 464 million shares (using the VWAP of $12.71 per share at March 29, 2010), assuming a hypothetical situation under which Note B could be satisfied in full with shares rather than cash for the fully accreted amount of the obligation, even though the terms of Note B permit only a prepayment in cash.  This hypothetical option to settle Note B in full with stock reduced our diluted EPS in the first quarter by 3 cents per share.  The number of shares used in this calculation may vary significantly based on the outstanding principal amount of Note B at each period-end, and based on the 30-day VWAP ending on the second business day prior to each period-end.  If we decide to settle with shares each scheduled payment of Note B, the total number of shares issued may be materially different than the number used in our diluted EPS calculation.

Amounts Per Share

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2010	2009
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,085	$(1,427)
Effect of dilutive 2016 Convertible Notes (a)	48	—
Effect of dilutive 2036 Convertible Notes (a)(b)	11	—
Effect of dilutive UAW VEBA Note B (a)	97	—
Effect of dilutive Trust Preferred Securities (a)(c)	51	—
Diluted income/(loss) from continuing operations	$2,292	$(1,427)

Basic and Diluted Shares
Average shares outstanding	3,366	2,398
Restricted and uncommitted-ESOP shares	(1)	(1)
Basic shares	3,365	2,397
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares (d)	205	—
Dilutive 2016 Convertible Notes	309	—
Dilutive 2036 Convertible Notes (b)	63	—
Dilutive UAW VEBA Note B	464	—
Dilutive convertible Trust Preferred Securities (c)	163	—
Diluted shares	4,569	2,397

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.
Not included in calculation of diluted EPS due to their antidilutive effect:
(b)	531 million shares for the first quarter of 2009 and the related income effect for 2036 Convertible Notes.
(c)	160 million shares for the first quarter of 2009 and the related income effect for Trust Preferred Securities.
(d)	35 million contingently-issuable shares for first quarter of 2009.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

We have elected to apply hedge accounting to certain derivatives.  Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness at the time they are designated, as well as throughout the hedge period.  Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.  Refer to our 2009 Form 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting policies.

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income (in millions):

	First Quarter 2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(5)	$(3)	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)			$(155)
Commodity contracts			(3)
Other – warrants			1
Total			$(157)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$53
Ineffectiveness (b)			(2)
Total			$51
Derivatives not designated as hedging instruments:
Interest rate contracts			$29
Foreign exchange contracts (a)			(80)
Cross currency interest rate swap contracts (a)			(8)
Other – warrants			—
Total			$(59)

(a)
Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(b)	Hedge ineffectiveness reflects change in fair value on derivatives of $43 million gain and change in fair value on hedged debt of $45 million loss in first quarter 2010.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	First Quarter 2009
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(55)	$28	(a)	$(1)
Commodity contracts	—	4		—
Total	$(55)	$32		$(1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)				$75
Foreign exchange contracts – investment portfolios (c)				(1)
Commodity contracts				(30)
Other – warrants				—
Total				$44

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness				$24
Ineffectiveness (d)				(10)
Total				$14
Derivatives not designated as hedging instruments:
Interest rate contracts				$(95)
Foreign exchange contracts (b)				177
Cross currency interest rate swap contracts (b)				73
Other - warrants				(1)
Total				$154

(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(Losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)	Foreign exchange contracts – investment portfolios on the balance sheet were $1 million at March 31, 2009.
(d)	Hedge ineffectiveness reflects change in fair value on derivatives of $1 million gain and change in fair value on hedged debt of $11 million loss in first quarter 2009.

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

For our Financial Services sector, we report net interest settlements and accruals on fair value hedges (which are excluded from the assessment of hedge effectiveness) in Interest expense on our consolidated statement of operations.  Foreign currency revaluation on accrued interest for fair value hedges was less than $1 million in the first quarter of 2010 and 2009.  Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net.  Gains and losses on foreign exchange and cross currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments (in millions):

	March 31, 2010
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$90	$—	$8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4,327	59	120
Commodity contracts	657	12	29
Other – warrants	12	3	—
Total derivatives not designated as hedging instruments	4,996	74	149

Total Automotive sector derivative instruments	$5,086	$74	$157

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6,239	$392	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	63,610	1,082	677
Foreign exchange contracts	4,107	6	85
Cross currency interest rate swap contracts	2,642	72	302
Total derivatives not designated as hedging instruments	70,359	1,160	1,064

Total Financial Services sector derivative instruments	$76,598	$1,552	$1,064

	December 31, 2009
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$118	$—	$5

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4,255	59	80
Commodity contracts	980	15	54
Other – warrants	12	2	—
Total derivatives not designated as hedging instruments	5,247	76	134

Total Automotive sector derivative instruments	$5,365	$76	$139

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6,309	$385	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	68,527	1,269	846
Foreign exchange contracts	4,386	22	46
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	76,786	1,494	1,174

Total Financial Services sector derivative instruments	$83,095	$1,879	$1,174

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on March 31, 2010 was about $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  At March 31, 2010, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $0 and $14 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $0 and $11 million for Automotive and Financial Services sectors, respectively.  See Note 2 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  As of March 31, 2010, we posted $109 million in cash collateral related to derivative instruments, which is included in restricted cash and reported in Other assets on our consolidated balance sheet.

NOTE 15.  SEGMENT INFORMATION

(In millions)	Automotive Sector
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Jaguar Land Rover	Other	Total
FIRST QUARTER 2010
Sales/Revenues
External customer	$14,132	$2,014	$7,647	$1,578	$3,523	$—	$—	$28,894
Intersegment	201	—	167	—	11	—	—	379
Income/(Loss)
Income/(Loss) before income taxes	1,223	203	75	22	188	—	(391)	1,320
Total assets at March 31 (a)								81,956

FIRST QUARTER 2009
Sales/Revenues
External customer	$10,018	$1,404	$5,769	$1,165	$2,624	$—	$—	$20,980
Intersegment	146	—	171	—	12	—	—	329
Income/(Loss)
Income/(Loss) before income taxes	(802)	63	(590)	(104)	(915)	(2)	840	(1,510)
Total assets at March 31								74,017

	Financial Services Sector				Total Company
	Ford Credit	Other Financial Services	Elims	Total	Elims (b)	Total
FIRST QUARTER 2010
Sales/Revenues
External customer	$2,594	$78	$—	$2,672	$—	$31,566
Intersegment	130	3	—	133	(512)	—
Income/(Loss)
Income/(Loss) before income taxes	828	(13)	—	815	—	2,135
Total assets at March 31 (a)	115,555	8,558	(7,052)	117,061	(3,532)	195,485

FIRST QUARTER 2009
Sales/Revenues
External customer	$3,330	$80	$—	$3,410	$—	$24,390
Intersegment	105	4	—	109	(438)	—
Income/(Loss)
Income/(Loss) before income taxes	(36)	(116)	—	(152)	—	(1,662)
Total assets at March 31	132,307	10,820	(9,072)	134,055	(3,237)	204,835

(a)  As reported on our sector balance sheet.
(b)  Includes intersector transactions occurring in the ordinary course of business.

NOTE 16.  COMMITMENTS

Guarantees

At March 31, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  Maximum potential payments under guarantees total $247 million and $219 million at March 31, 2010 and December 31, 2009, respectively.  The carrying value of our recorded liabilities related to guarantees was $24 million and $30 million at March 31, 2010 and December 31, 2009, respectively.  Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 16.  COMMITMENTS (Continued)

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $8 million and $9 million at March 31, 2010 and December 31, 2009, respectively.  We believe future performance under these letters of credit is remote.

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

As part of the sale of Jaguar Land Rover, we provided the buyer a customary set of indemnifications, some of which were subject to an aggregate limit of $805 million (which expired June 1, 2009) and some of which (e.g., warranties related to our capacity and authority to enter into the transaction, our ownership of the companies sold and the shares of those companies free from encumbrances and certain tax covenants) are unlimited in amount.  Outstanding claims of $139 million relating to the $805 million indemnification as well as indemnifications relating to certain warranties described in the preceding sentence continue.  We believe that the probability of payment under these claims and indemnifications is remote.

We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Warranty

Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience.  Product warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	First Quarter
	2010	2009
Beginning balance	$3,147	$3,239
Payments made during the period	(582)	(634)
Changes in accrual related to warranties issued during the period	441	308
Changes in accrual related to pre-existing warranties	95	371
Foreign currency translation and other	(35)	(45)
Ending balance	$3,066	$3,239

NOTE 17.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	First Quarter 2010			First Quarter 2009
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(7,820)	$38	$(7,782)	$(15,721)	$350	$(15,371)
Total comprehensive income/(loss)
Net income/(loss)	2,085	—	2,085	(1,427)	(8)	(1,435)
Other comprehensive income/(loss):
Foreign currency translation	(489)	—	(489)	(447)	—	(447)
Net gain/(loss) on derivative instruments	(1)	—	(1)	(87)	—	(87)
Employee benefit-related	157	—	157	(5)	—	(5)
Net holding gain/(loss)	(2)	—	(2)	(1)	—	(1)
Total other comprehensive income/(loss)	(335)	—	(335)	(540)	—	(540)
Total comprehensive income/(loss)	1,750	—	1,750	(1,967)	(8)	(1,975)
Other changes in equity:
Capital in excess of par value of stock for debt conversion, employee benefit plans, and other	596	—	596	110	—	110
Adoption of the accounting standard on VIE consolidation	—	—	—	—	(269)	(269)
Dividends	—	—	—	—	—	—
Other	(1)	—	(1)	1	(5)	(4)
Ending balance, March 31	$(5,475)	$38	$(5,437)	$(17,577)	$68	$(17,509)

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2010, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2010 and 2009 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the Financial Accounting Standards Board's new standard on accounting for variable interest entity consolidation on January 1, 2010.  The accompanying December 31, 2009 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
May 7, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $2.1 billion or $0.50 per share of Common and Class B Stock in the first quarter of 2010, an improvement of $3.5 billion from a net loss attributable to Ford Motor Company of $1.4 billion or $0.60 per share of Common and Class B Stock in the first quarter of 2009.

Results by sector are shown below (in millions):

	First Quarter
	2010	2009*	2010 Over/ (Under) 2009
Income/(Loss) before income taxes
Automotive sector	$1,320	$(1,510)	$2,830
Financial Services sector	815	(152)	967
Total Company	2,135	(1,662)	3,797
Provision for/(Benefit from) income taxes	50	(227)	277
Income/(Loss) from continuing operations	2,085	(1,435)	3,520
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	2,085	(1,435)	3,520
Less: Income/(Loss) attributable to noncontrolling interests	—	(8)	8
Net income/(loss) attributable to Ford Motor Company	$2,085	$(1,427)	$3,512
__________
*	Adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details special items in each category by segment or business unit (in millions):

	First Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2010	2009
Automotive Sector
Ford North America
Personnel-reduction programs	$(53)	$(170)
U.S. dealer actions	(15)	(81)
Retiree health care and related charges	20	(178)
Job Security Benefits/Transition Assistance Plan ("JSB/TAP")	18	292
Total Ford North America	(30)	(137)
Ford Europe
Personnel-reduction programs	(32)	(5)
Ford Asia Pacific Africa
Personnel-reduction programs	(1)	(7)
Total Personnel and Dealer-Related Items - Automotive sector	(63)	(149)
Other Items:
Automotive Sector
Other Automotive
Gain on debt reduction actions and related costs	—	1,270
Volvo
Held-for-sale impairment and related items *	188	(666)
Jaguar Land Rover
Other	—	(2)
Total Other Items – Automotive sector	188	602
Financial Services Sector
DFO Partnership impairment	—	(141)
Gain on purchase of Ford Holdings debt securities	—	51
Total Other Items – Financial Services sector	—	(90)
Total	$125	$363
__________
*  First quarter 2010 includes operating profit of $49 million.

Included in Provision for/(Benefit from) income taxes are tax benefits of $199 million and $3 million for the first quarter of 2010 and 2009, respectively, that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above, and release of our valuation allowance related to our Canadian financial services operations.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and includes special items unless otherwise specifically noted.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension/OPEB, overhead, etc.), is primarily at prior-year exchange and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at prior-year volume and mix.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first quarter of 2010 and 2009 (in millions), with Volvo and Jaguar Land Rover separated out from "ongoing" subtotals:

	First Quarter
	2010	2009	2010 Over/(Under) 2009
Ford North America	$1,223	$(802)	$2,025

Ford South America	203	63	140

Ford Europe	75	(590)	665

Ford Asia Pacific Africa	22	(104)	126

Total ongoing Automotive operations	1,523	(1,433)	2,956

Other Automotive *	(391)	840	(1,231)
Total ongoing Automotive	1,132	(593)	1,725

Volvo	188	(915)	1,103

Jaguar Land Rover	—	(2)	2
Total Automotive sector	$1,320	$(1,510)	$2,830
__________
*
For first quarter 2010, the loss of $391 million is more than explained by net interest expense of $492 million, which was comprised of about $550 million of interest expense, offset partially by interest income.  In addition, there was $101 million of favorable fair market value adjustment, associated primarily with our investment in Mazda.

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first quarter of 2010 and 2009 are shown below:

	First Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$14.1	$10.0	$4.1	41%	547	350	197	56%

Ford South America	2.0	1.4	0.6	43	101	93	8	9

Ford Europe (c)	7.7	5.8	1.9	33	416	343	73	21

Ford Asia Pacific Africa (d)	1.6	1.2	0.4	35	189	131	58	44

Volvo	3.5	2.6	0.9	34	92	69	23	33
Total Automotive sector	$28.9	$21.0	$7.9	38	1,345	986	359	36
__________
(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
(b)
Wholesale unit volumes include all Ford brand units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local-brand vehicles produced by our Chinese unconsolidated affiliate Jiangling Motors Corporation ("JMC").  Revenue from certain vehicles in wholesale unit volumes (specifically, Ford brand vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue.  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes.

(c)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 10,000 and 6,000 units in the first quarters of 2010 and 2009, respectively.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 118,000 and 68,000 units in the first quarters of 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2010 and 2009, along with the level of dealer stocks as of March 31, 2010 and 2009, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	16.5%	13.9%	2.6	pts.	405	410	(5)
South America (b) (c)	10.7	10.9	(0.2)		28	30	(2)
Europe (b) (d)	9.4	9.4	—		187	225	(38)
Asia Pacific Africa (e) (f)	2.0	2.1	(0.1)		59	54	5
Volvo – United States/Europe (d)	0.5/1.4	0.6/1.3	(0.1)/0.1		11/29	15/33	(4)/(4)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2009 Form 10-K Report).
(e)
Asia Pacific Africa market share is based, in part, on estimated vehicle sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam); market share includes Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates.

(f)
Dealer-owned stocks for Asia Pacific Africa include primarily Ford brand vehicles and JMC brand vehicles sold in China by our unconsolidated affiliates, as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in results is more than explained by favorable volume and mix ($1.9 billion), favorable net pricing ($1.1 billion), and the non-recurrence of the Volvo held-for-sale impairment ($650 million), offset partially by the non-recurrence of a prior year gain on debt reduction actions ($1.3 billion).

The increase in revenues is more than explained by favorable volume, favorable changes in currency exchange, and favorable net pricing.

Ford North America Segment.  The improvement in results is more than explained by favorable volume and mix, favorable net pricing, lower retiree health care and related charges and lower personnel reduction actions, offset partially by lower adjustments to reserves for JSB/TAP and unfavorable cost changes. The unfavorable cost changes are more than explained by the non-recurrence of a favorable prior year warranty reserve adjustment and higher net product costs, offset partially by lower structural costs (primarily manufacturing and engineering costs).

Ford South America Segment.  The increase in earnings is more than explained by favorable changes in currency exchange rates and favorable net pricing offset partially by unfavorable cost changes.  The unfavorable cost changes reflect higher net product costs, and higher structural costs (including higher manufacturing and engineering costs and higher overhead costs).

Ford Europe Segment.  The improvement in results primarily reflects favorable volume and mix (more than explained by the non-recurrence of prior-year stock reductions and higher industry volumes), favorable cost changes and higher parts profits. The favorable cost changes reflect lower product costs and lower warranty costs.

Ford Asia Pacific Africa Segment.  The improvement in results is more than explained by higher profits of unconsolidated China affiliates, favorable net pricing, and favorable volume and mix (primarily as a result of high industry volumes).

Other Automotive.  The decline in results is more than explained by the non-recurrence of a prior year gain on debt reduction actions.

Volvo Segment.  The improvement in results primarily reflects the non-recurrence of the held-for-sale impairment, favorable volume and mix, held-for-sale cessation of depreciation, and favorable net pricing, offset partially by unfavorable cost changes primarily to support increased production.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Results of Operations

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the first quarter of 2010 and 2009 are shown below:

	First Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$2.6	$3.3	$(0.7)	$828	$(36)	$864
Other Financial Services	0.1	0.1	0.0	(13)	(116)	103
Total	$2.7	$3.4	$(0.7)	$815	$(152)	$967

Ford Credit

The improvement in pre-tax results was more than explained by lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $440 million); a lower provision for credit losses (about $440 million); non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($54 million); higher financing margin primarily attributable to lower borrowing costs (about $50 million); and lower operating costs (about $30 million).  These factors were offset partially by lower volume, primarily related to lower average receivables (about $130 million).

Results of Ford Credit's operations and unallocated risk management for the first quarter of 2010 and 2009 are shown below:

	First Quarter
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
North America operations	$702	$(45)	$747
International operations	96	33	63
Unallocated risk management*	30	(24)	54
Income/(Loss) before income taxes	828	(36)	864
Provision for/(Benefit from) income taxes	300	(23)	323
Net income/(loss)	$528	$(13)	$541
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The improvement in pre-tax results for Ford Credit's North America operations primarily reflects lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values, a lower provision for credit losses, higher financing margin, and lower operating costs.  These factors were offset partially by lower volume.  The increase in pre-tax earnings for Ford Credit's International operations primarily reflects a lower provision for credit losses, and lower losses on residual based products, offset partially by lower volume.  The change in unallocated risk management reflects the non-recurrence of net losses related to market valuation adjustments to derivatives, primarily related to movements in interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	March 31, 2010	December 31, 2009	2010 Over/(Under) 2009
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$53.8	$56.3	$(2.5)
Wholesale	21.5	22.4	(0.9)
Other	2.5	2.4	0.1
Unearned interest supplements	(2.0)	(1.9)	(0.1)
Allowance for credit losses	(1.2)	(1.3)	0.1
Finance receivables, net	74.6	77.9	(3.3)
Net investment in operating leases	13.3	14.6	(1.3)
Total receivables – on-balance sheet (a)(b)	$87.9	$92.5	$(4.6)

Memo:
Total receivables – managed (c)	$89.9	$94.5	$(4.6)
Total receivables – serviced (d)	90.0	94.6	(4.6)
__________
(a)
At March 31, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $59.8 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions, but continue to be included in Ford Credit's financial statements.  In addition, at March 31, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of $10.9 billion and $10.4 billion, respectively, that have been included in securitization transactions, but continue to be included in Ford Credit's financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  See Note 9 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million at March 31, 2010 and December 31, 2009.

The decrease in receivables from year-end 2009 primarily reflects the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers and lower industry and financing volumes in 2009 and 2010 compared with prior years.  At March 31, 2010, the Jaguar, Land Rover, and Mazda financing portfolio represented about 7% of Ford Credit's managed receivables and the Volvo financing portfolio represented about 4% of Ford Credit's managed receivables.  These percentages will decline over time.

The following table shows Ford Credit's worldwide charge-offs (credit losses net of recoveries) for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	First Quarter
	2010	2009	2010 Over/(Under) 2009
On-Balance Sheet
Charge-offs (in millions)	$133	$332	$(199)
Loss-to-receivables ratio	0.58%	1.21%	(0.63)	pts.

Memo:
Charge-offs – managed (in millions)	$133	$335	$(202)
Loss-to-receivables ratio – managed	0.58%	1.22%	(0.64)	pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	March 31, 2010	December 31, 2009	2010 Over/(Under) 2009

Allowance for credit losses (in millions)	$1,356	$1,549	$(193)
Allowance as a percentage of end-of-period receivables	1.49%	1.61%	(0.12)	pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in the allowance for credit losses is consistent with the decrease in charge-offs and included about $95 million for management's judgment regarding higher retail installment and lease repossession assumptions compared with historical trends used in Ford Credit's models.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million for management's judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  As of March 31, 2010, about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for 98% of its total investment in operating leases at March 31, 2010 (in thousands, except for percentages):

	First Quarter
	2010	2009
Placements	29	20
Terminations	97	84
Returns	72	75

Memo:
Return rates	74%	89%

The increase in placement volumes primarily reflects higher industry volumes, higher market share, and changes in Ford's marketing programs.  The increase in termination volumes primarily reflects higher placement volumes in 2007 and the first half of 2008.  The decrease in return volumes primarily reflects lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant first quarter 2010 vehicle mix for lease terms comprising 57% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	First Quarter
	2010	2009
Returns
24-Month term	16	16
36-Month term	19	22
39-Month term	9	6
Total returns	44	44

Memo:
Return rates	71%	89%

Auction Values at Constant First Quarter 2010 Vehicle Mix
24-Month term	$18,940	$17,020
36-Month term	15,285	13,115

Ford, Lincoln, and Mercury brand U.S. return volumes in first quarter 2010 were equal to the same period a year ago, primarily reflecting higher terminations, offset by a lower return rate (down 18 percentage points) consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  The increase in auction values at constant first quarter 2010 mix primarily reflected the overall auction value improvement in the used vehicle market.  Auction values, at constant first quarter 2010 mix, improved compared with fourth quarter 2009 for vehicles under 24-month and 36-month leases by $380 per unit and $490 per unit, respectively.  The year-over-year improvement in auction values experienced in the first quarter of 2010 is not expected to continue to the same extent through the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been heavily impacted by the global economic crisis, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors, and the costs associated with transforming our business, put significant pressure on our Automotive liquidity.  While the economic environment is improving, recoveries in key markets are modest due to weak labor markets and tight credit.  We believe that our continued focus on delivering on our plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient funding available with a high degree of certainty throughout the business cycle; our long-term goal is to improve our core Automotive operations so that we have a high degree of certainty about our capability to generate cash from our operations.

Gross Cash.  Automotive gross cash includes cash and cash equivalents and net marketable securities.  In 2008, we reclassified out of our Automotive gross cash calculation the Temporary Asset Account ("TAA") securities.  Gross cash is detailed below as of the dates shown (in billions):

	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
Cash and cash equivalents	$12.8	$9.7	$7.7	$6.1
Marketable securities (a)	12.5	15.2	13.5	9.3
Total cash and marketable securities	25.3	24.9	21.2	15.4
UAW-Ford TAA/Other (b)	—	—	(0.3)	(2.3)
Gross cash	$25.3	$24.9	$20.9	$13.1
________
(a)
Included at March 31, 2010 and December 31, 2009 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $432 million and $646 million, respectively; the estimated fair value is $439 million and $656 million, respectively.  Also included are Mazda marketable securities with a fair value of $551 million and $447 million at March 31, 2010 and December 31, 2009, respectively.

(b)	Amount transferred to UAW-Ford TAA that, due to consolidation, was shown in Cash and cash equivalents and Marketable securities.

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

Changes in Automotive gross cash are summarized below (in billions):

	First Quarter
	2010 (a)	2009
Gross cash at end of period	$25.3	$20.9
Gross cash at beginning of period	24.9	13.1
Total change in gross cash	$0.4	$7.8

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$1.2	$(2.0)
Capital expenditures	(0.9)	(1.1)
Depreciation and special tools amortization	0.9	1.0
Changes in receivables, inventories and trade payables	(0.4)	0.8
Other (b)	(0.6)	(1.7)
Subtotal	0.2	(3.0)
Up-front subvention payments to Ford Credit	(0.3)	(0.5)
Total operating-related cash flows	(0.1)	(3.5)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.1)	(0.3)
Contributions to funded pension plans	(0.3)	(0.4)
Net effect of TAA/VEBA on gross cash (c)	—	2.0
Net receipts from Financial Services sector	0.5	0.3
Net proceeds from/(payments on) Automotive sector debt	0.5	9.9
Equity issuances, net (primarily related to the equity distribution agreement described below)	0.5	—
Other (d)	(0.6)	(0.2)
Total change in gross cash	$0.4	$7.8
__________
(a)	Except as noted, see note (d) below, 2010 data exclude Volvo.
(b)
First quarter 2010 Other Operating-related cash flows were primarily driven by timing differences of payables and receivables between the Automotive and Financial Services sectors in the normal course of business.

(c)
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

(d)	Primarily relates to net cash flows from Volvo, investments to support unconsolidated subsidiaries and the impact of exchange on our non-US dollar cash balances.

Included within operating-related cash flows are cash flows related to changes in our working capital balances (i.e., trade receivables, trade payables, and inventories), and receivables and payables between the Automotive and Financial Services sectors associated primarily with the Automotive sector's vehicle wholesales.  These cash flows generally are subject to seasonal timing differences.  For example, we typically experience cash flow timing differences associated with  inventories due to our annual December shutdown period, when inventories usually are at the lowest level of the year.  This drawdown of inventories creates significant cash inflows during the fourth quarter.  As production resumes in January, we replenish our inventory stocks and generally experience resulting cash outflows, reflected in "Changes in receivables, inventories and trade payables" in the table above.  Additionally, as a result of our December shutdown, Automotive receivables from the Financial Services sector, reflected in "Other" in Operating-related cash flows above, largely are collected by the end of the fourth quarter with a normal increase in the receivables balance in January as production resumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the first quarter of 2010 and 2009 (in billions):

	First Quarter
	2010 (a)	2009
Cash flows from operating activities of continuing operations	$0.6	$(2.4)
Items included in operating-related cash flows
Capital expenditures	(0.9)	(1.1)
Net transactions between Automotive and Financial Services sectors (b)	(0.7)	(0.6)
Net cash flows from non-designated derivatives	—	0.2
Items not included in operating-related cash flows
Cash impact of JSB/TAP accrual and personnel-reduction programs	0.1	0.3
Contributions to funded pension plans	0.3	0.4
Tax refunds, tax payments, and tax receipts from affiliates	—	(0.3)
Other (c)	0.5	—
Operating-related cash flows	$(0.1)	$(3.5)
__________
(a)	Except as noted, see note (c) below, 2010 data exclude Volvo.
(b)	Primarily payables and receivables between the Automotive and Financial Services sectors in the normal course of business.
(c)	2010 includes Volvo cash flows.

Equity and Equity-Linked Issuances.  On December 4, 2009, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we would offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales of Ford Common Stock under this agreement are expected to be made over a several-month period by means of ordinary brokers' transactions on the New York Stock Exchange at market prices or as otherwise agreed.  During the first quarter of 2010, we issued 32.1 million shares of Common Stock for an aggregate price of $373 million resulting in net proceeds of $370 million, which will be used for general corporate purposes.  Since inception through March 31, 2010, under this agreement we issued 41.9 million shares of Common Stock for an aggregate price of $470 million, resulting in net proceeds of $466 million.  There were no issuances under this program in April 2010.

Secured Credit Agreement.  At March 31, 2010, the revolving credit facility of our secured Credit Agreement totaled $8.1 billion, of which (i) $8 billion was utilized (including $438 million to support letters of credit), (ii) $7.2 billion matures on November 30, 2013 and (iii) $886 million matures on December 15, 2011.  Also at March 31, 2010, term loans outstanding under the Credit Agreement totaled $5.2 billion.

On April 6, 2010, Ford paid down $3 billion of the drawn amount of the revolving credit facility.  This payment will reduce Automotive gross cash and debt reflected on our second quarter 2010 balance sheet by $3 billion.  The action does not affect Automotive liquidity, as the repaid amounts remain available for borrowing through November 2013.

Other Automotive Credit Facilities.  At March 31, 2010, we had $613 million of other contractually-committed Automotive credit facilities with financial institutions, including $25 million of worldwide Automotive unsecured credit facilities and $588 million of local credit facilities to foreign Automotive affiliates.  Of the $613 million of contractually-committed credit facilities, $143 million has been utilized.  Of the $470 million available for use, $47 million expire in 2010, $59 million expire in 2013, and $364 million expire in 2014.

On April 9, 2010, we terminated the $25 million of worldwide Automotive unsecured credit facilities.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	March 31, 2010	December 31, 2009
Gross cash	$25.3	$24.9
Less:
Long-term debt	29.3	32.0
Debt payable within one year	5.0	1.6
Total debt	34.3	33.6
Net cash/(debt)	$(9.0)	$(8.7)

As discussed above, included within our debt payable within one year is our April 6, 2010 $3 billion repayment of our revolving credit facility that matures in 2013.

See Note 9 of the Notes to the Financial Statements for our debt maturity table as of March 31, 2010 and additional debt disclosures.

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

Financial Services Sector

Ford Credit

Debt.  At March 31, 2010, Ford Credit's debt was $94.2 billion compared with $96.3 billion at year-end 2009.  At March 31, 2010, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2009, primarily reflecting about $3 billion of debt maturities, repurchases, and calls, offset partially by about $1 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 — $4 billion; 2011 — $11 billion; 2012 — $7 billion; and the remainder thereafter.  At March 31, 2010, asset-backed long-term debt (including notes payable within one year) was up about $2 billion from year-end 2009, reflecting asset-backed long-term debt issuance in excess of amortization.

Funding Strategy.  Ford Credit's funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  Despite recent upgrades to its credit ratings, Ford Credit remains rated below investment grade.  As a result, Ford Credit continues to rely heavily on securitization funding as this market continues to be more cost effective than unsecured funding and allows Ford Credit access to a different investor base.  Ford Credit plans to meet a significant portion of its 2010 funding requirements through securitization transactions, and access the unsecured debt market on occasion.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  Ford Credit is continuing to explore and execute such alternative business arrangements.

Much of the negative impact Ford Credit experienced from the volatility and disruptions in the asset-backed securitization market since August 2007 has subsided.  Ford Credit's access to the public and private funding markets, credit spreads on most transactions, and derivative capacity have improved.  Additionally, Ford Credit has been able to complete unsecured debt issuances and securitization transactions with longer maturities.  During 2010, Ford Credit has completed about $11 billion of funding, including:  two unsecured debt issuances, one of which was for a term of ten years; about $800 million of wholesale and retail subordinated notes in the United States, Canada and Germany; two wholesale securitization transactions eligible under the U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF")  with terms of three and five years, respectively; a private non-TALF wholesale securitization transaction that also had a term of five years; and a non-TALF lease securitization transaction.

Compared to year-end 2009, Ford Credit reduced its committed capacity by $1.5 billion as a result of its lower receivables balance.  First quarter 2010 renewals (about 82% of the $2 billion that came due) and added capacity were more than offset by voluntary terminations of certain excess capacity.  About 66% of Ford Credit's $32.3 billion of committed capacity as of March 31, 2010 is up for renewal during the remainder of 2010 and 14% is up for renewal in the second quarter of 2010.  Ford Credit's renewal strategy is to optimize capacity and maintain sufficient liquidity to protect its global funding needs.  Most of Ford Credit's asset-backed committed facilities enable Ford Credit to obtain term funding up to the time that the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in Ford Credit's asset-backed funding.  Potential impacts of industry events on Ford Credit's ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to Ford Credit's funding plan.  As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Government-Sponsored Securitization Funding Programs.  Government-sponsored securitization funding programs helped stabilize the asset-backed securitization market.  In the first quarter of 2010, most of Ford Credit's funding was completed in public and private markets without utilizing government-sponsored securitization funding programs.

Commercial Paper Funding Facility ("CPFF"):  The CPFF became operational in October 2008 and purchased unsecured and asset-backed commercial paper from U.S. issuers.  In 2008, Ford Credit registered to sell up to $16 billion from its asset-backed commercial paper program ("FCAR") to the CPFF.  FCAR issued a total of $9 billion of commercial paper to the CPFF in 2009, all of which had matured by September 30, 2009.  The CPFF ceased purchasing commercial paper on February 1, 2010.

Term Asset-Backed Securities Loan Facility:  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  Under TALF, the Federal Reserve Bank of New York ("FRBNY") made loans to holders of TALF-eligible asset-backed securities.  The loans were equal to the market value of the asset-backed securities less a discount.  Interest rates on most TALF loans were 100 basis points over the respective term benchmark rate, and discounts varied according to the assets supporting the asset-backed securities.  The TALF program revived the asset-backed securitization market by attracting new investors who purchased asset-backed securities, receiving higher spreads on these securities than the spreads they pay on their loans from FRBNY.  As investor demand increased due to the liquidity provided by TALF, spreads generally narrowed on Ford Credit's issuances and the percentage of non-TALF investors increased.  As the spread on certain asset-backed securities fell below the 100 basis point spread on TALF loans, Ford Credit's TALF-eligible asset-backed securities were purchased almost exclusively by non-TALF investors.

The balance of Ford Credit's TALF-eligible asset-backed securities outstanding at year-end 2009 was $8.1 billion.  In the first quarter of 2010, Ford Credit issued $2.3 billion of TALF-eligible wholesale asset-backed securities and amortization totaled about $700 million.  The balance of TALF-eligible asset-backed securities outstanding at March 31, 2010 was $9.7 billion.  TALF expired in March 2010.  The following table summarizes Ford Credit's $12.6 billion of TALF-eligible issuances since program inception, including the weighted average spread of the triple-A rated notes over the relevant benchmark rates for securitization transactions:

Date	Issuer	Issuance Size (in billions)	Weighted Average Spread (basis points)
Retail Installment
March 2009	Ford Credit Auto Owner Trust 2009 – A	$3.0	295
June 2009	Ford Credit Auto Owner Trust 2009 – B	1.9	161
July 2009	Ford Credit Auto Owner Trust 2009 – C	1.0	165
September 2009	Ford Credit Auto Owner Trust 2009 – D	2.1	83

Wholesale
October 2009	Ford Credit Master Owner Trust 2009 – 2	1.5	155
January 2010	Ford Credit Master Owner Trust 2010 – 1	1.3	165
March 2010	Ford Credit Master Owner Trust 2010 – 3	1.0	170

Retail Lease
June 2009	Ford Credit Auto Lease Trust 2009 – A	0.8	211

European Central Bank ("ECB") Open Market Operations:  FCE is eligible to access liquidity through the ECB's open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  The present term limitation is three months; however, in the past the term has been as long as one year.  The funding efficiency of liquidity provided under this program is typically lower than if the asset-backed securities were placed in the public or private markets, because the ECB applies its own market valuation to the collateral and a discount to the original face value of the asset-backed securities.  The market valuation and discount vary by the term of the asset, asset type, and jurisdiction of the asset.  During 2009, FCE used the ECB's open market operations program to provide additional liquidity at a time when access to the asset-backed securitization market was limited and costs for such funding were significantly higher than in the past.  FCE had about $800 million and $1.8 billion of funding from the ECB relating to asset-backed securities and other marketable securities at March 31, 2010 and December 31, 2009, respectively.  FCE has continued to sell notes previously posted as collateral for ECB funding in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

secondary markets.  These secondary sales have improved FCE's funding efficiency, demonstrated its market access, and reduced its reliance on government-sponsored programs.  Ford Credit expects FCE's utilization of the ECB open market operations program to decline.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances in 2009 and through April 30, 2010, and its planned issuances for 2010 (in billions):

	2010
	Full Year Forecast	Through April 30	Actual 2009
Public Term Funding
Unsecured	$3 – 6	$2	$5
Securitization transactions (a)	9 – 14	6	15
Total public term funding	$12 – 17	$8	$20

Private Term Funding (b)	$7 – 11	$3	$11
__________
(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's FCAR program.

Through April 30, 2010, Ford Credit completed about $8 billion of public term funding transactions, including about $2 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, about $2 billion of wholesale asset-backed securitization transactions in the United States, about $2 billion of lease asset-backed securitization transactions in the United States, and about $2 billion of unsecured issuances in the United States.

Through April 30, 2010, Ford Credit completed about $3 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions in the United States and Canada.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	March 31, 2010	December 31, 2009
Cash, cash equivalents, and marketable securities (a)	$20.7	$17.3

Committed liquidity programs	22.0 (b)	23.2
Asset-backed commercial paper	9.1	9.3
Credit facilities	1.2	1.3
Committed capacity	32.3	33.8
Committed capacity and cash	53.0	51.1
Less: Capacity in excess of eligible receivables	(9.0)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(5.6)	(5.2)
Liquidity	38.4	39.4
Less: Utilization	(17.3)	(18.3)
Liquidity available for use	$21.1	$21.1
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Capacity as of April 1, 2010.

At March 31, 2010, committed capacity and cash shown above totaled $53 billion, of which $38.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $9 billion and cash required to support on-balance sheet securitization transactions of $5.6 billion).  At March 31, 2010, $17.3 billion was utilized, leaving $21.1 billion available for use (including $15.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

At March 31, 2010, Ford Credit's liquidity available for use was about the same as year-end 2009.  Liquidity available for use was 23% of managed receivables, compared with 22% at year-end 2009.  In addition to the $21.1 billion of liquidity available for use, $9 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to alternate markets and asset classes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2010, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $20.7 billion, compared with $17.3 billion at year-end 2009.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s on-balance sheet securitization transactions of $5.6 billion at March 31, 2010 and $5.2 billion at December 31, 2009.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $22 billion at April 1, 2010 ($9.9 billion retail, $8.5 billion wholesale and $3.6 billion supported by various retail, lease or wholesale assets) of which about $7 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.2 billion having maturities within the next twelve months (of which $6.2 billion relates to FCE commitments), and the remaining balance having maturities between September 2011 and March 2013.  Ford Credit plans to achieve capacity renewals consistent with its lower receivables balance and to optimize capacity and maintain sufficient liquidity to protect its global funding needs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates.  At March 31, 2010, $10.2 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Asset-Backed Commercial Paper.  At March 31, 2010, Ford Credit had $9.1 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  Of the $9.1 billion of contractually-committed liquidity facilities, $4.4 billion expire in 2010 and $4.7 billion expire in 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit's having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At March 31, 2010, $9.1 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities.  At March 31, 2010, the outstanding commercial paper balance for the FCAR program was $6.5 billion.

Credit Facilities.  At March 31, 2010, Ford Credit and its majority-owned subsidiaries, including FCE, had $1.2 billion of contractually-committed unsecured credit facilities with financial institutions, of which $625 million were available for use.  Of the credit facilities available for use, $308 million expire in 2010, $260 million expire in 2011, and $57 million expire in 2012.  Of the $1.2 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities.  The FCE worldwide credit facilities may be used, at FCE's option, and by any of FCE's direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	March 31, 2010	December 31, 2009
Total debt	$94.2	$96.3
Equity	10.8	11.0
Financial statement leverage (to 1)	8.7	8.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	March 31, 2010	December 31, 2009
Total debt	$94.2	$96.3
Securitized off-balance sheet receivables outstanding	0.0	0.1
Retained interest in securitized off-balance sheet receivables	0.0	0.0
Adjustments for cash, cash equivalents, and marketable securities (a)	(20.7)	(17.3)
Adjustments for derivative accounting (b)	(0.2)	(0.2)
Total adjusted debt	$73.3	$78.9

Equity	$10.8	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.7	$10.8
Managed leverage (to 1)	6.9	7.3
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At March 31, 2010, Ford Credit's managed leverage was 6.9 to 1, compared with 7.3 to 1 at December 31, 2009.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In the first quarter of 2010, Ford Credit paid a cash distribution of $500 million to its parent.

On-Balance Sheet Arrangements

The majority of Ford Credit's securitization transactions are included in its financial statements.  Ford Credit expects its future securitization transactions to be on-balance sheet.  Ford Credit believes on-balance sheet arrangements are more transparent to its investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitization transactions are as follows (in billions):

	March 31, 2010		December 31, 2009
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations (a)	$70.7		$74.8
Cash, cash equivalents, and marketable securities to be used only to support the on-balance sheet securitizations	5.6	(b)	5.2
Debt payable only out of collections on the underlying securitized assets and related enhancements	52.7		52.9
__________
(a)
Before allowance for credit losses of about $800 million and $1.1 billion at March 31, 2010 and December 31, 2009, respectively.  Excludes about $400 million and $0 in finance receivables related to Volvo Auto Bank at March 31, 2010 and December 31, 2009, respectively.

(b)	Included are marketable securities totaling $256 million, which are pledged as collateral in a funding arrangement with the ECB.

See Note 9 of the Notes to the Financial Statements for more information regarding the accounting treatment for securitization transactions.  Ford Credit expects its future securitization transactions to be on-balance sheet.

Off-Balance Sheet Arrangements

Ford Credit has not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since the first quarter of 2007, which is consistent with Ford Credit's plan to execute on-balance sheet securitization transactions.

Total Company

Equity/(Deficit).  At March 31, 2010, Total equity/(deficit) attributable to Ford Motor Company was negative $5.5 billion, an improvement of $2.3 billion compared with December 31, 2009.  The improvement is more than explained by favorable changes in Retained earnings (primarily related to first quarter 2010 net income attributable to Ford) and favorable changes in Capital in excess of par value of stock (primarily equity issuances).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings.  Our short- and long-term debt is rated by four credit rating agencies designated NRSROs by the SEC:

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

The following rating actions have been taken by these NRSROs since January 1, 2010:

Ford
On January 11, 2010, Fitch upgraded Ford's corporate rating to B- from CCC and the senior secured rating to BB- from B+; the outlook remains positive.

On March 17, Moody's upgraded Ford's Corporate Family Rating (CFR) to B2 from B3, our secured credit facility to Ba2 from Ba3 and our senior unsecured rating to B3 from Caa1.  The ratings are under review for further possible upgrade.

On March 30, DBRS upgraded Ford's issuer rating to B from B (low), our senior secured credit facilities to BB (low) from B (high) and long-term debt to CCC (high) from CCC.  The ratings trend is positive.

On April 28, S&P revised its outlook on Ford to positive from stable and affirmed its ratings.

On April 29, Fitch upgraded Ford's issuer default rating to B from B-, our senior secured rating to BB from BB- and our senior unsecured rating to CCC from CC.  The outlook remains positive.

Ford Credit
On January 11, 2010, Fitch upgraded Ford Credit's corporate rating to B- from CCC, the senior unsecured rating to B+ from B, and the short-term rating to B from C; the outlook remains positive.

On March 4, Moody's upgraded Ford Credit's senior unsecured rating to B2 from B3 with a stable outlook.

On March 17, Moody's upgraded Ford Credit's senior unsecured rating to B1 from B2.  The ratings are under review for further possible upgrade. Moody's also initiated a CFR for Ford Credit of B1.

On March 30, DBRS upgraded Ford Credit's issuer and long-term debt ratings to B (high) from B. It also upgraded Ford Credit's short-term rating to R-4 from R-5.  The long-term ratings trend is positive while the short-term ratings trend is stable.

On April 28, S&P revised its outlook on Ford Credit to positive from stable and affirmed its ratings.

On April 29, Fitch upgraded Ford Credit's issue default rating to B from B- and affirmed its short-term rating at B.  The outlook remains positive.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B	CCC (high)	BB (low)	Positive	B (high)	R-4	Positive**
Fitch	B	CCC	BB	Positive	BB-	B	Positive
Moody's	B2	B3	Ba2	Review	B1	NP	Review
S&P	B-	CCC	B-	Positive	B-*	NR	Positive
__________
*	S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.
**	DBRS has assigned a stable trend to Ford Credit's short-term ratings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We are encouraged by our momentum, and we continue to believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2009 10-K Report, and updates thereto in this Report.

Our projected vehicle production is as follows:

	Second Quarter 2010 (in thousands)
	Vehicle Unit Production*	Over/(Under) Second Quarter 2009
Ford North America	625	174
Ford South America	135	25
Ford Europe	448	50
Ford Asia Pacific Africa	213	73
__________
*     Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

Overall, the year-over-year increase in second quarter 2010 production reflects continuing strong customer demand for our products, maintenance of competitive stock levels, and the non-recurrence of prior-year stock reductions.  Our projection for second quarter production for Ford North America is 30,000 units higher than our previous guidance given in March 2010, reflecting strengthening demand in the United States and Canada.

Our planning assumptions for 2010 include the following:

Industry Volume (a)	Full-Year Plan	Full-Year Outlook	Memo: First Quarter 2010
(million units)
–United States	11.5 – 12.5	On Track	11.3
–Europe (b)	13.5 – 14.5	14.0 – 15.0	16.0

Operational Metrics
Compared with prior year:
–Quality	Improve	On Track	Improved
–Automotive Structural Costs (c)	Somewhat Higher	On Track	$100 Million Lower
–U.S. Market Share (Ford, Lincoln, and Mercury)	Equal / Improve	On Track	16.5%
–U.S. Share of Retail Market (d)	Equal / Improve	On Track	14.1%
–Europe Market Share (b)	Equal	On Track	9.4%

Absolute amount:
–Automotive Operating-Related Cash Flow (e)	Positive	On Track	$(100) Million
–Capital Spending	$4.5 Billion to $5 Billion	On Track	$900 Million
__________
(a)	Seasonally adjusted annual rate; includes medium and heavy vehicles.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business" of our 2009 Form 10-K Report.
(c)	Structural cost changes are measured primarily at prior-year exchange, and exclude special items and discontinued operations.
(d)	Estimate.
(e)	See "Liquidity and Capital Resources" discussion above for reconciliation to U.S. GAAP.

Although excess industry capacity continues to persist in key markets and the recovery is moderated in some regions by continued labor market weakness and tight consumer credit conditions, we do expect global industry sales volume to increase by 5% to 10% this year over last year.  As shown above, we have increased our outlook for the 19 markets we track in Europe, reflecting strong first quarter industry sales volume tempered by uncertainty about the extent of payback from government vehicle purchase incentives which began last year and are now ending.

Looking ahead, we anticipate that global central banks are likely to reduce stimulus by retiring special lending programs and begin modest policy interest rate increases, although we anticipate interest rates likely will remain relatively low in 2010 and supportive of economic recovery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We experienced significant positive net pricing in 2009; we expect year-over-year improvement in 2010, but this will be a smaller magnitude than in 2009.

As reported, we have achieved significant structural cost reductions over the past four years; as a result, we expect full-year Automotive structural costs to be somewhat higher as we increase production to meet demand and increase investment in new products.

We expect net product costs to increase in 2010, as commodity cost increases have resumed in conjunction with the emergence of economic recovery and are expected to continue throughout the year.  We expect the net impact of other product-related cost changes to be flat.  We also will continue to be affected by currency volatility.

We remain on track to achieve positive Automotive operating-related cash flow for full-year 2010.  Our Automotive operating-related cash outflow of $100 million in the first quarter is consistent with our plan, and primarily reflects seasonal timing differences associated with inventories and receivables due to our annual December shutdown period.  See the discussion of changes in Automotive gross cash in "Liquidity and Capital Resources" above for further information about these timing differences.

We expect that the rate of capital spending for the remainder of 2010 will be higher than the first quarter 2010 rate to support our product programs.

As previously reported, at the end of March 2010 we entered into a definitive agreement (attached hereto as Exhibit 10.1) to sell Volvo and related assets to Zhejiang Geely Holding Group for $1.8 billion, subject to purchase price adjustments to reflect Volvo's pension liabilities, debt, cash and working capital at closing, the net effect of which could decrease significantly the cash proceeds we receive.  We expect the sale to close in the third quarter, and as such we have not included Volvo in our 2010 planning assumptions.

Ford Credit now expects full-year pre-tax profits to be about the same as 2009, primarily reflecting recent improvements in used-vehicle auction values and credit loss performance, which are expected to offset the effects of lower average receivables and the non-recurrence of certain favorable factors experienced during 2009.  At year-end 2010, Ford Credit anticipates managed receivables to be in the range of $80 billion to $90 billion.  Ford Credit also expects to pay distributions in 2010 of about $2 billion (up from $1.5 billion projected previously), including the first quarter cash distribution of $500 million.  Ford Credit will continue to assess its ability to make future distributions based on its available liquidity and managed leverage objectives.

Based on our improving business performance, the gradually strengthening economy, and our updated planning assumptions, we now expect to deliver solid profits with positive Automotive operating-related cash flow for full-year 2010, and continued improvement in 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

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

•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer, or data protection or other laws or regulations resulting in higher costs and/or additional financing restrictions; and
•	Inability to implement our One Ford plan.

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2009 Form 10-K Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on events occurring subsequent to December 31, 2009, we are updating certain of the Critical Accounting Estimates disclosed in our 2009 Form 10-K Report.

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

See Note 23 of the Notes to the Financial Statements in our 2009 Form 10-K Report for more information regarding deferred tax assets.

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

At December 31, 2006, we reported a $7.3 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of the revised standard on accounting for defined benefit pension and other postretirement benefit plans).  During 2007, we recorded an additional valuation allowance of $700 million.  Losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.3 billion at December 31, 2008.  The valuation allowance increased by $100 million in 2009, which reflects a $1.1 billion increase related to charges to other comprehensive income, partially offset by a $1 billion decrease as a result of operating profits.  At March 31, 2010, the valuation allowance decreased to $16.4 billion reflecting a $200 million decrease due to operating income in the first three months; the remaining decrease primarily relates to the pending sale of our Volvo operations.

A sustained period of profitability in our North America operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable during the first quarter of 2010, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we currently do not anticipate a change in judgment regarding the need for a full valuation allowance in 2010.  The consumption of tax attributes to offset expected operating profits during 2010, however, would reduce the overall level of deferred tax assets subject to valuation allowance.

At March 31, 2010 and December 31, 2009 our net deferred tax assets, net of the valuation allowances of $16.4 billion and $17.4 billion, respectively, were $1.3 billion and $1.1 billion, respectively.  Unlike our U.S. operations where, considering the pattern of relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at March 31, 2010 and December 31, 2009, we recognized a net deferred tax asset of $1.3 billion and $1.5 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  If in the future FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

There are no applicable accounting standards issued but not yet adopted to report this period.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2010 and 2009 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk)  as of March 31, 2010 was a liability of approximately $69 million compared to a net fair value liability of $26 million as of December 31, 2009.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be approximately $614 million at March 31, 2010 and was $622 million as of December 31, 2009. If adjustments for credit risk were to be included, the decrease would be smaller.

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of March 31, 2010 was a liability of $17 million, compared to a liability of $39 million as of December 31, 2009. The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $16 million at March 31, 2010, compared with a decrease of $20 million at December 31, 2009. If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow.  Under this model, Ford Credit estimates that at March 31, 2010, all else constant, such an increase in interest rates would increase pre-tax cash flow by $23 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2010, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. On January 1, 2010, we adopted the new accounting standard for consolidation of VIEs.  Pursuant to the new standard, we deconsolidated the majority of our Automotive sector VIEs, and account for our interest in these unconsolidated affiliates using the equity investment method.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Dearborn Research and Engineering Center (previously reported in "Item 3. Legal Proceedings" on page 35 of our 2009 Form 10-K Report).  In April 2010, we reached a settlement with the Michigan Department of Natural Resources and Environment ("MDNRE," formerly the Michigan Department of Environmental Quality) regarding alleged violations at our Dearborn Research and Engineering Center.  The settlement, which will be finalized after a public comment period, includes a penalty of $80,640.

Other Matters

SEC Pension and Post-Employment Benefit Accounting Inquiry. On October 14, 2004, the SEC's Division of Enforcement notified us that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits.  We were one of a number of companies to receive a request for information as part of this inquiry, and completed submission of all information requested as of April 2007.  Since then, no further request had been made by the SEC, and on March 12, 2010 we received confirmation that this matter has been concluded.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2010 through Jan. 31, 2010	—	$—	—	**
Feb. 1, 2010 through Feb. 28, 2010	50,695	11.12	—	**
March 1, 2010 through March 31, 2010	19,919	12.57	—	**
Total/Average	70,614	11.53	—	**
__________
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

ITEM 5.  Other Information.

Governmental Standards

Fuel Quality and Content

European Requirements.  Legislators in the European Union ("EU") continue to discuss biomass sustainability criteria, as the use of automotive fuel derived from biomass increases, primarily driven by the EU renewable energy directive calling for 10% renewable energy content for transportation purposes (including renewable electricity for electric vehicles, as well as biomass-based fuel).  Fuel content requirements already have been amended to allow "B5" diesel (including up to 5% biomass-based fuel) and "E5" gasoline (including up to 5% ethanol); it is expected that the renewable energy directive will lead to approval of "E10" gasoline (including up to 10% ethanol), and "B7" diesel (including up to 7% biomass-based fuel), and further measures may be necessary to reach the 10% target.  At the same time, the automotive industry and oil industry continue to work to identify a set of potential fuel scenarios that might satisfy the target, and assess the most likely routes to success.

Motor Vehicle Safety

U.S. Requirements.  In the wake of recent Toyota product recalls, the U.S. Senate and House have introduced new automotive safety-related bills.  The legislative proposals include additional vehicle standards related to brake override technology, pedal placement, electric systems, event data recorders and keyless ignition systems.  The proposed legislation also contains a presumption favoring public disclosure of early warning data under the Transportation Recall Enhancement, Accountability, and Documentation ("TREAD") Act , new "Vehicle Safety User Fees", and increased civil penalties for manufacturers.  Ford, independently and through the Alliance of Automobile Manufacturers, is working with legislators as the legislation is being drafted.

Motor Vehicle Fuel Economy

U.S. Requirements – Federal Standards.  The EPA issued a determination in December 2009 under the Clean Air Act that greenhouse gases ("GHGs") endangered the public health and welfare, and thereafter finalized GHG regulations for mobile and stationary sources.  In early 2010, several industry groups filed a petition for review of the endangerment finding, which now have been consolidated into a single case in the U.S. Court of Appeals for the District of Columbia Circuit.  Because the mobile source GHG rules and the PSD Tailoring Rule (discussed in "Governmental Standards" in our 2009 Form 10-K Report) are predicated on the EPA's endangerment finding, the outcome of this litigation could affect implementation of these rules.

U.S. Requirements – "One National Standard" for Model Years 2012-2016.  Since the May 2009 announcement of an agreement in principle among the automobile industry, the federal government, and the state of California concerning motor vehicle GHG emissions and fuel economy regulations, various steps have been taken to implement the agreement in principle, including the following actions in the first quarter of 2010:

•	The parties have filed joint motions to dismiss the federal litigation in California, Vermont, and Rhode Island regarding federal preemption of state motor vehicle GHG standards.
•	The California Air Resources Board (“CARB”) adopted the modifications to its regulations required to implement the agreement in principle.
•	The EPA and National Highway Traffic Safety Administration promulgated a final rule setting forth harmonized GHG and fuel economy standards for the 2012-2016 model years.

The federal GHG and fuel economy standards are very challenging, requiring new light-duty vehicles to achieve an industry average fuel economy of approximately 35.5 miles per gallon by the 2016 model year.  We believe that we will be able to comply with the California GHG standards for the 2009-2011 period, and the harmonized federal corporate average fleet economy ("CAFE")/GHG standards for the 2012-2016 period, as a result of aggressive actions to improve fuel economy built into our cycle plan.

Also in April 2010, CARB announced plans to abandon the "cool glazing" standards that it previously had considered.

Other National Requirements.  In March 2010, the Canadian province of Quebec provided clarification regarding its GHG regulations, indicating it would adopt an approach similar to the new model in the U.S. "One National Standard."  Also, the Canadian federal government has published for public comment a draft rule for car and light truck GHG emissions; a final rule is expected later this year.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: May 7, 2010	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10.1
Stock Purchase Agreement by and among Ford Motor Company, Volvo Personvagnar Holding AB, Mintime North America, LLC and Geely Sweden AB for the Sale and Purchase of Volvo Car Corporation and Volvo Cars of North America, LLC
Filed with this Report.

Exhibit 10.2	Executive Compensation Recoupment Policy	Filed with this Report.*

Exhibit 10.3	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II	Filed with this Report.*

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated May 7, 2010 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.**

__________
*	Management contract or compensatory plan or arrangement.
**	Submitted electronically with this Report.