Form 10-Q
period 2010-06-30
FORD MOTOR CO
filed 2010-08-06
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the registrant had outstanding 3,368,467,152 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 87.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2010 and 2009
(in millions, except per share amounts)

	Second Quarter		First Half
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$32,564	$23,610	$61,458	$44,590
Financial Services revenues	2,503	3,200	5,175	6,610
Total sales and revenues	35,067	26,810	66,633	51,200

Costs and expenses
Automotive cost of sales	27,828	23,346	52,967	44,759
Selling, administrative and other expenses	3,137	3,110	6,226	6,802
Interest expense	1,636	1,679	3,337	3,600
Financial Services provision for credit and insurance losses	(131)	419	(172)	821
Total costs and expenses	32,470	28,554	62,358	55,982

Automotive interest income and other non-operating income/(expense), net (Note 10)	59	3,662	248	5,014
Financial Services other income/(loss), net (Note 10)	67	187	193	300
Equity in net income/(loss) of affiliated companies	124	136	266	47
Income/(Loss) before income taxes	2,847	2,241	4,982	579
Provision for/(Benefit from) income taxes	251	(15)	301	(242)
Income/(Loss) from continuing operations	2,596	2,256	4,681	821
Income/(Loss) from discontinued operations	—	5	—	5
Net income/(loss)	2,596	2,261	4,681	826
Less: Income/(Loss) attributable to noncontrolling interests	(3)	—	(3)	(8)
Net income/(loss) attributable to Ford Motor Company	$2,599	$2,261	$4,684	$834

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,599	$2,256	$4,684	$829
Income/(Loss) from discontinued operations	—	5	—	5
Net income/(loss)	$2,599	$2,261	$4,684	$834

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.76	$0.75	$1.38	$0.31
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.76	$0.75	$1.38	$0.31
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.61	$0.69	$1.10	$0.30
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.61	$0.69	$1.10	$0.30

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2010 and 2009
(in millions, except per share amounts)

	Second Quarter		First Half
	2010	2009	2010	2009
	(unaudited)		(unaudited)

AUTOMOTIVE
Sales	$32,564	$23,610	$61,458	$44,590
Costs and expenses
Cost of sales	27,828	23,346	52,967	44,759
Selling, administrative and other expenses	2,424	2,056	4,644	4,065
Total costs and expenses	30,252	25,402	57,611	48,824
Operating income/(loss)	2,312	(1,792)	3,847	(4,234)

Interest expense	518	359	1,060	828

Interest income and other non-operating income/(expense), net (Note 10)	59	3,662	248	5,014
Equity in net income/(loss) of affiliated companies	119	135	257	184
Income/(Loss) before income taxes — Automotive	1,972	1,646	3,292	136

FINANCIAL SERVICES
Revenues	2,503	3,200	5,175	6,610
Costs and expenses
Interest expense	1,118	1,320	2,277	2,772
Depreciation	494	964	1,154	2,399
Operating and other expenses	219	90	428	338
Provision for credit and insurance losses	(131)	419	(172)	821
Total costs and expenses	1,700	2,793	3,687	6,330

Other income/(loss), net (Note 10)	67	187	193	300
Equity in net income/(loss) of affiliated companies	5	1	9	(137)

Income/(Loss) before income taxes — Financial Services	875	595	1,690	443

TOTAL COMPANY
Income/(Loss) before income taxes	2,847	2,241	4,982	579
Provision for/(Benefit from) income taxes	251	(15)	301	(242)
Income/(Loss) from continuing operations	2,596	2,256	4,681	821
Income/(Loss) from discontinued operations	—	5	—	5
Net income/(loss)	2,596	2,261	4,681	826
Less: Income/(Loss) attributable to noncontrolling interests	(3)	—	(3)	(8)
Net income/(loss) attributable to Ford Motor Company	$2,599	$2,261	$4,684	$834
NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,599	$2,256	$4,684	$829
Income/(Loss) from discontinued operations	—	5	—	5
Net income/(loss)	$2,599	$2,261	$4,684	$834

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 13)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.76	$0.75	$1.38	$0.31
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.76	$0.75	$1.38	$0.31
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.61	$0.69	$1.10	$0.30
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.61	$0.69	$1.10	$0.30

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$18,322	$20,894
Marketable securities	21,404	21,387
Finance receivables, net (Note 4)	70,975	76,996
Other receivables, net	7,985	7,257
Net investment in operating leases	14,723	17,270
Inventories (Note 5)	6,076	5,041
Equity in net assets of affiliated companies	2,523	2,428
Net property	22,210	22,637
Deferred income taxes	2,080	3,479
Goodwill and other net intangible assets (Note 7)	183	208
Assets of held-for-sale operations (Note 12)	7,529	7,618
Other assets	5,740	6,825
Total assets	$179,750	$192,040

LIABILITIES
Payables	$15,976	$14,301
Accrued liabilities and deferred revenue	43,698	46,144
Debt (Note 9)	117,385	131,635
Deferred income taxes	901	2,421
Liabilities of held-for-sale operations (Note 12)	5,331	5,321
Total liabilities	183,291	199,822

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,375 million shares issued)	34	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	17,759	16,786
Accumulated other comprehensive income/(loss)	(12,277)	(10,864)
Treasury stock	(176)	(177)
Retained earnings/(Accumulated deficit)	(8,915)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 17)	(3,574)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 17)	33	38
Total equity/(deficit) (Note 17)	(3,541)	(7,782)
Total liabilities and equity	$179,750	$192,040
_________________
The following table includes assets to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 6 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$4,802	$4,922
Finance receivables, net	52,609	57,353
Other receivables, net	22	34
Net investment in operating leases	8,911	10,246
Inventories	21	106
Net property	28	154
Other assets	33	56
LIABILITIES
Payables	20	23
Accrued liabilities and deferred revenue	346	560
Debt	45,525	46,167

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$8,647	$9,762
Marketable securities	13,240	15,169
Total cash and marketable securities	21,887	24,931
Receivables, net	3,513	3,378
Inventories (Note 5)	6,076	5,041
Deferred income taxes	359	479
Net investment in operating leases	2,646	2,208
Other current assets	723	688
Current receivable from Financial Services	1,407	2,568
Total current assets	36,611	39,293
Equity in net assets of affiliated companies	2,397	2,307
Net property	22,047	22,455
Deferred income taxes	4,869	5,660
Goodwill and other net intangible assets (Note 7)	174	199
Assets of held-for-sale operations (Note 12)	7,529	7,618
Other assets	1,638	1,586
Non-current receivable from Financial Services	536	—
Total Automotive assets	75,801	79,118
Financial Services
Cash and cash equivalents	9,675	11,132
Marketable securities	8,478	6,864
Finance receivables, net (Note 4)	75,451	80,885
Net investment in operating leases	12,077	15,062
Equity in net assets of affiliated companies	126	121
Goodwill and other net intangible assets (Note 7)	9	9
Other assets	3,800	5,039
Total Financial Services assets	109,616	119,112
Intersector elimination	(2,261)	(3,224)
Total assets	$183,156	$195,006
LIABILITIES
Automotive
Trade payables	$13,334	$11,607
Other payables	1,504	1,458
Accrued liabilities and deferred revenue	18,346	18,138
Deferred income taxes	2,261	3,091
Debt payable within one year (Note 9)	1,102	1,638
Total current liabilities	36,547	35,932
Long-term debt (Note 9)	26,202	31,972
Other liabilities	21,257	23,132
Deferred income taxes	365	561
Liabilities of held-for-sale operations (Note 12)	5,331	5,321
Total Automotive liabilities	89,702	96,918
Financial Services
Payables	1,138	1,236
Debt (Note 9)	90,395	98,671
Deferred income taxes	1,681	1,735
Other liabilities and deferred income	4,099	4,884
Payable to Automotive	1,943	2,568
Total Financial Services liabilities	99,256	109,094
Intersector elimination	(2,261)	(3,224)
Total liabilities	186,697	202,788
EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,375 million shares issued)	34	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	17,759	16,786
Accumulated other comprehensive income/(loss)	(12,277)	(10,864)
Treasury stock	(176)	(177)
Retained earnings/(Accumulated deficit)	(8,915)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 17)	(3,574)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 17)	33	38
Total equity/(deficit) (Note 17)	(3,541)	(7,782)
Total liabilities and equity	$183,156	$195,006
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2010 and 2009
(in millions)

	First Half
	2010	2009
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$6,457	$9,367

Cash flows from investing activities of continuing operations
Capital expenditures	(2,027)	(2,046)
Acquisitions of retail and other finance receivables and operating leases	(14,707)	(13,322)
Collections of retail and other finance receivables and operating leases	19,613	20,184
Purchases of securities	(52,139)	(37,138)
Sales and maturities of securities	52,118	37,845
Settlements of derivatives	(79)	1,019
Proceeds from sale of businesses	—	171
Cash change due to deconsolidation of joint ventures	—	(343)
Other	65	(674)
Net cash (used in)/provided by investing activities	2,844	5,696

Cash flows from financing activities of continuing operations
Sales of Common Stock	842	1,651
Changes in short-term debt	(700)	(5,597)
Proceeds from issuance of other debt	15,282	25,262
Principal payments on other debt	(26,636)	(33,890)
Other	39	(557)
Net cash (used in)/provided by financing activities	(11,173)	(13,131)

Effect of exchange rate changes on cash	(700)	296
Cumulative correction of Financial Services prior period error	—	(630)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(2,572)	1,598

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(2,572)	$1,598

Cash and cash equivalents at January 1	$20,894	$21,804
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	(2,572)	1,598
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—
Cash and cash equivalents at June 30	$18,322	$23,402

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2010 and 2009
(in millions)

	First Half 2010		First Half 2009
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$3,004	$2,157	$(3,278)	$3,335

Cash flows from investing activities of continuing operations
Capital expenditures	(2,018)	(9)	(2,037)	(9)
Acquisitions of retail and other finance receivables and operating leases	—	(14,463)	—	(13,373)
Collections of retail and other finance receivables and operating leases	—	19,613	—	20,184
Net (acquisitions)/collections of wholesale receivables	—	(248)	—	8,234
Purchases of securities	(27,946)	(24,384)	(25,905)	(12,288)
Sales and maturities of securities	29,894	22,756	25,847	12,133
Settlements of derivatives	(225)	146	71	948
Investing activity (to)/from Financial Services	434	—	(145)	—
Proceeds from sale of businesses	—	—	3	168
Cash change due to deconsolidation of joint ventures	—	—	(343)	—
Other	100	(35)	(686)	12
Net cash (used in)/provided by investing activities	239	3,376	(3,195)	16,009

Cash flows from financing activities of continuing operations
Sales of Common Stock	842	—	1,651	—
Changes in short-term debt	182	(882)	385	(5,982)
Proceeds from issuance of other debt	835	14,447	10,381	14,881
Principal payments on other debt	(6,094)	(19,583)	(667)	(31,176)
Financing activity (to)/from Automotive	—	(434)	—	145
Other	140	(101)	(245)	(312)
Net cash (used in)/provided by financing activities	(4,095)	(6,553)	11,505	(22,444)

Effect of exchange rate changes on cash	(263)	(437)	84	212
Cumulative correction of prior period error	—	—	—	(630)
Net increase/(decrease) in cash and cash equivalents from continuing operations	(1,115)	(1,457)	5,116	(3,518)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(1,115)	$(1,457)	$5,116	$(3,518)

Cash and cash equivalents at January 1	$9,762	$11,132	$6,132	$15,672
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	(1,115)	(1,457)	5,116	(3,518)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	—	—
Cash and cash equivalents at June 30	$8,647	$9,675	$11,248	$12,154

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2010 and 2009
(in millions)

	Second Quarter		First Half
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income/(loss)	$2,596	$2,261	$4,681	$826
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(1,240)	2,106	(1,729)	1,659
Net gain/(loss) on derivative instruments	(28)	(36)	(29)	(123)
Employee benefit-related	190	(450)	347	(455)
Net holding gain/(loss)	—	(2)	(2)	(3)
Total other comprehensive income/(loss), net of tax	(1,078)	1,618	(1,413)	1,078
Comprehensive income/(loss)	1,518	3,879	3,268	1,904
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 17)	(3)	—	(3)	(8)
Comprehensive income/(loss) attributable to Ford Motor Company	$1,521	$3,879	$3,271	$1,912

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

Adoption of New Accounting Standards

Fair Value Measurements.  During the first quarter of 2010, we adopted the new accounting standard on fair value measurements which both requires new disclosures and clarifies existing disclosure requirements.  The standard requires assets and liabilities measured at fair value to be further disaggregated by class in the disclosures.  The standard also requires expanded disclosures about the valuation techniques and inputs used to measure fair value.  Refer to Note 2 for further information regarding our fair value measurements.

Transfers of Financial Assets.  During the first quarter of 2010, we adopted the new accounting standard related to transfers of financial assets.  The standard provides greater transparency about transfers of financial assets and a company's continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP and changes the requirements for derecognizing financial assets. The new accounting standard did not have a material impact on our financial condition, results of operations, or financial statement disclosures.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Variable Interest Entities.  During the first quarter of 2010, we adopted the new accounting standard on VIEs.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that potentially could be significant to the VIE.  Conversely, the standard does not permit consolidation if these two tests are not met.

In applying this new standard, we deconsolidated certain entities.  These entities were primarily Automotive joint ventures previously consolidated due to contractual agreements that resulted in a disproportionate relationship between our voting interest in these entities and our exposure to the economic risks and potential rewards of the entities.  We held a majority of the variable interests in the VIEs, and therefore, were deemed to be the primary beneficiary.  We did not, however, possess the power to direct the activities of the VIEs that most significantly impacted the VIEs' economic performance.  Due to the absence of this power, adoption of the new standard resulted in the deconsolidation of the majority of these Automotive joint ventures.  The most significant Automotive joint ventures deconsolidated were Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") and AutoAlliance, Inc. ("AAI").  Ford Otosan is a joint venture between Ford (41% partner), Koc Group of Turkey (41% partner), and public investors (18%).  AAI is a joint venture between Ford (50% partner) and Mazda Motor Corporation ("Mazda") (50% partner) in North America.  We concluded in each case that the power to direct the activities that most significantly impact the entity's economic performance was shared equally among unrelated parties.  As a result, we account for the ownership in each of these joint ventures as equity method investments.

The new accounting standard did not result in any deconsolidation or consolidation of new entities within our Financial Services sector.

Refer to Note 6 for further information regarding our VIEs.  We have retrospectively applied this new accounting standard and revised our prior year financial statements herein accordingly.

The following tables set forth selected financial data as the data would have appeared had we applied the new consolidation standard for the second quarter and first half of 2009, compared to the originally reported amounts in our Quarterly Report on Form 10-Q for the period ended June 30, 2009 (dollar amounts in millions, except for per share amounts).  As noted, 2009 data throughout this Report have been adjusted to reflect the new accounting standard on VIE consolidation.

	Second Quarter 2009
	Revised	As Originally Reported	Effect of Change
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$26,810	$27,189	$(379)

Income/(Loss) before income taxes	$2,241	$2,371	$(130)
Provision for/(Benefit from) income taxes	(15)	25	(40)
Income/(Loss) from continuing operations	2,256	2,346	(90)
Income/(Loss) from discontinued operations	5	5	—
Net income/(loss)	2,261	2,351	(90)
Less: Income/(Loss) attributable to noncontrolling interests	—	90	(90)
Net income/(loss) attributable to Ford Motor Company	$2,261	$2,261	$—

Automotive Sector
Sales	$23,610	$23,989	$(379)
Operating income/(loss)	(1,792)	(1,568)	(224)
Income/(Loss) before income taxes	1,646	1,776	(130)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$0.75	$0.75	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.75	$0.75	$—
Diluted:
Income/(Loss) from continuing operations	$0.69	$0.69	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.69	$0.69	$—

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

	First Half 2009
	Revised	As Originally Reported	Effect of Change
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$51,200	$51,967	$(767)

Income/(Loss) before income taxes	$579	$751	$(172)
Provision for/(Benefit from) income taxes	(242)	(179)	(63)
Income/(Loss) from continuing operations	821	930	(109)
Income/(Loss) from discontinued operations	5	5	—
Net income/(loss)	826	935	(109)
Less: Income/(Loss) attributable to noncontrolling interests	(8)	101	(109)
Net income/(loss) attributable to Ford Motor Company	$834	$834	$—

Automotive Sector
Sales	$44,590	$45,357	$(767)
Operating income/(loss)	(4,234)	(3,906)	(328)
Income/(Loss) before income taxes	136	308	(172)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$0.31	$0.31	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.31	$0.31	$—
Diluted:
Income/(Loss) from continuing operations	$0.30	$0.30	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.30	$0.30	$—

Exposure Drafts.  As of August 6, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC"), five exposure drafts were issued proposing new guidance on the accounting for financial instruments, presentation of the statement of comprehensive income, revenue recognition, fair value measurements, and loss contingencies.  Although the proposed standards are subject to further public comment and finalization by the Financial Accounting Standards Board ("FASB"), if adopted as proposed, these standards could require material changes to our financial statements and related disclosures.

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	June 30, 2010	December 31, 2009
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$359	$479
Automotive sector non-current deferred income tax assets	4,869	5,660
Financial Services sector deferred income tax assets*	258	306
Total	5,486	6,445
Reclassification for netting of deferred income taxes	(3,406)	(2,966)
Consolidated balance sheet presentation of deferred income tax assets	$2,080	$3,479

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,261	$3,091
Automotive sector non-current deferred income tax liabilities	365	561
Financial Services sector deferred income tax liabilities	1,681	1,735
Total	4,307	5,387
Reclassification for netting of deferred income taxes	(3,406)	(2,966)
Consolidated balance sheet presentation of deferred income tax liabilities	$901	$2,421
__________
*      Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Debt Reduction Actions

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009, we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million.  We recognized a gain on extinguishment of debt of $68 million on the transactions, recorded in Automotive interest income and other non-operating income/(expense), net.  During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million.  We recorded a gain on extinguishment of debt of $9 million on the transaction, in Automotive interest income and other non-operating income/(expense), net. As of June 30, 2010, approximately $667 million of the debt purchased has matured ($532 million in the first half of 2010 and $135 million in the first quarter of 2009), and $267 million was repurchased (during the third quarter of 2009) from us by Ford Credit.

On our consolidated balance sheet, we net together the remaining debt purchased by us with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $314 million and $646 million at June 30, 2010 and December 31, 2009, respectively.  On our sector balance sheet, the acquisition is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Financial Services Acquisition of Automotive Debt.  During the second quarter of 2010, Ford Credit acquired $1.3 billion principal amount of Note A owed by Ford (and recorded as Automotive debt) to the UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust") (see "Notes Due to UAW VEBA Trust" within the Automotive sector section of Note 9 for further discussion) for a cost of $1.3 billion.  This transaction settled on June 30, 2010, following which Ford Credit immediately transferred the repurchased note to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.  At June 30, 2010, the debt acquired is no longer outstanding.

During the first quarter of 2009, Ford Credit acquired $2.2 billion principal amount of Automotive secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which Ford Credit distributed the secured term loan to its immediate parent, Ford Holdings LLC ("Ford Holdings"), whereupon the debt was forgiven.  As a result, we recorded a gain on extinguishment of debt in the amount of $1.1 billion, net of transaction costs, in Automotive interest income and other non-operating income/(expense), net.  At June 30, 2010, the debt acquired is no longer outstanding.

During the second quarter of 2009, Ford Credit acquired $3.4 billion principal amount of Automotive public unsecured debt securities for an aggregate cost of $1.1 billion (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  This transaction settled on April 8, 2009, following which Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  As a result, we recorded a gain on extinguishment of debt in the amount of $2.2 billion, net of unamortized discounts, premiums, and fees, in Automotive interest income and other non-operating income/(expense), net.  At June 30, 2010, the debt acquired is no longer outstanding.

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

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from the wholesale receivables, finance receivables and the debt reduction actions differently on our sector and consolidated statements of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	First Half
	2010	2009
Automotive cash flows from operating activities of continuing operations	$3,004	$(3,278)
Financial Services cash flows from operating activities of continuing operations	2,157	3,335
Total sector cash flows from operating activities of continuing operations	5,161	57
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(248)	8,234
Finance receivables (b)	244	(51)
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (Note 9) (c)	1,300	—
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	1,127
Consolidated cash flows from operating activities of continuing operations	$6,457	$9,367

Automotive cash flows from investing activities of continuing operations	$239	$(3,195)
Financial Services cash flows from investing activities of continuing operations	3,376	16,009
Total sector cash flows from investing activities of continuing operations	3,615	12,814
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	248	(8,234)
Finance receivables (b)	(244)	51
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	(341)	(134)
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	1,054
Elimination of investing activity to/(from) Financial Services in consolidation	(434)	145
Consolidated cash flows from investing activities of continuing operations	$2,844	$5,696

Automotive cash flows from financing activities of continuing operations	$(4,095)	$11,505
Financial Services cash flows from financing activities of continuing operations	(6,553)	(22,444)
Total sector cash flows from financing activities of continuing operations	(10,648)	(10,939)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	341	134
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	(1,054)
Reclassifications from operating to financing cash flows:
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	(1,127)
Payments on notes to the UAW VEBA Trust (Note 9) (c)	(1,300)	—
Elimination of financing activity to/(from) Financial Services in consolidation	434	(145)
Consolidated cash flows from financing activities of continuing operations	$(11,173)	$(13,131)
_________
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
(c)
See "Notes Due to UAW VEBA Trust" section of Note 9 for further discussion of this transaction.  Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)
See "2009 Debt Repurchases" within the "Public Unsecured Debt Securities" section and "First Half 2009 Secured Term Loan Actions" within the "Secured Term Loan and Revolving Loan" section of Note 9 for further discussion of these transactions.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and either investing or operating activities on the sector statement of cash flows.

(e)
See "Debt Reduction Actions" above for further discussion.  Cash flows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

Item 1. Financial Statements (Continued)

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

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Retained Interests in Securitized Assets.  We estimate the fair value of retained interests based on an income approach using internal valuation models. These models project future cash flows of the monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed, and discount rate.  Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

Finance Receivables.  We estimate the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts incorporating appropriate funding pricing and enhancement requirements.  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed, and discount rate.  Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

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

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1	$—	$—	$1
Government-sponsored enterprises	—	647	—	647
Government – non-U.S.	—	122	—	122
Corporate debt (b)	—	1,584	—	1,584
Total cash equivalents – financial instruments	1	2,353	—	2,354
Marketable securities (c)
U.S. government	2,510	—	—	2,510
Government-sponsored enterprises	—	6,481	—	6,481
Corporate debt (b)	—	2,219	—	2,219
Mortgage-backed and other asset-backed	—	66	1	67
Equity	484	—	—	484
Government – non-U.S.	—	3	—	3
Other liquid investments (d)	—	1,162	—	1,162
Total marketable securities	2,994	9,931	1	12,926
Derivative financial instruments
Foreign exchange contracts	—	83	—	83
Commodity contracts	—	1	2	3
Other – warrants	—	—	3	3
Total derivative financial instruments (e)	—	84	5	89
Total assets at fair value	$2,995	$12,368	$6	$15,369
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$149	$—	$149
Commodity contracts	—	31	—	31
Total derivative financial instruments (e)	—	180	—	180
Total liabilities at fair value	$—	$180	$—	$180
_________
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.4 billion as of June 30, 2010 for the Automotive sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion as of June 30, 2010.

(b)	Corporate debt consists primarily of notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $314 million and an estimated fair value of $310 million as of June 30, 2010; see Note 1 for additional detail.

(d)	Other liquid investments includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 14 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$334	$—	$—	$334
Government-sponsored enterprises	—	525	—	525
Government – non-U.S.	—	295	—	295
Corporate debt	—	275	—	275
Total cash equivalents – financial instruments	334	1,095	—	1,429
Marketable securities
U.S. government	1,496	—	—	1,496
Government-sponsored enterprises	—	5,939	—	5,939
Corporate debt (b)	—	380	—	380
Mortgage-backed	—	248	—	248
Government – non-U.S.	—	400	—	400
Other liquid investments (c)	—	15	—	15
Total marketable securities	1,496	6,982	—	8,478
Derivative financial instruments (d)
Interest rate contracts	—	1,118	294	1,412
Foreign exchange contracts	—	34	—	34
Cross currency interest rate swap contracts	—	79	—	79
Total derivative financial instruments	—	1,231	294	1,525
Retained interest in securitized assets (e)	—	—	4	4
Total assets at fair value	$1,830	$9,308	$298	$11,436
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$226	$309	$535
Foreign exchange contracts	—	71	—	71
Cross-currency interest rate swap contracts	—	91	79	170
Total derivative financial instruments	—	388	388	776
Total liabilities at fair value	$—	$388	$388	$776
_________
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $6.3 billion as of June 30, 2010 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion as of June 30, 2010 for the Financial Services sector.

(b)	Corporate debt includes notes issued by supranational institutions.
(c)	Other liquid investments includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(d)	See Note 14 for additional information regarding derivative financial instruments.
(e)	Retained interest in securitized assets is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$30	$—	$—	$30
Government-sponsored enterprises	—	949	—	949
Government – non-U.S.	—	238	—	238
Corporate debt	—	2,557	—	2,557
Total cash equivalents – financial instruments	30	3,744	—	3,774
Marketable securities(b)
U.S. government	9,130	—	—	9,130
Government-sponsored enterprises	—	2,408	—	2,408
Corporate debt (c)	—	414	8	422
Mortgage-backed and other asset-backed	—	191	17	208
Equity	477	—	—	477
Government – non-U.S.	—	977	—	977
Other liquid investments (d)	—	901	—	901
Total marketable securities	9,607	4,891	25	14,523
Derivative financial instruments (e)
Foreign exchange contracts	—	59	—	59
Commodity contracts	—	8	7	15
Other - warrants	—	—	2	2
Total derivative financial instruments	—	67	9	76
Total assets at fair value	$9,637	$8,702	$34	$18,373
Liabilities
Derivative financial instruments (e)
Foreign exchange contracts	$—	$85	$—	$85
Commodity contracts	—	54	—	54
Total derivative financial instruments	—	139	—	139
Total liabilities at fair value	$—	$139	$—	$139
_________
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

(c)	Corporate debt includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(d)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 14 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Government-non-U.S.	—	29	—	29
Corporate debt.	—	75	—	75
Total cash equivalents – financial instruments	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government – non-U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,234	420	1,654
Foreign exchange contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,459	420	1,879
Retained interest in securitized assets (c)	—	—	26	26
Total assets at fair value	$5,331	$3,567	$450	$9,348
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$409	$437	$846
Foreign exchange contracts	—	46	—	46
Cross-currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	599	575	1,174
Total liabilities at fair value	$—	$599	$575	$1,174
_________
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $7.7 billion as of December 31, 2009 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling$2.8 billion as of December 31, 2009.

(b)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(c)	Retained interest in securitized assets is reported in Other assets on our consolidated balance sheet.
(d)	See Note 14 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending June 30 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2010	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities
Corporate debt	$8	$—	$(8)	$—	$—	$—
Mortgage-backed and other asset-backed	17	(1)	(15)	—	1	—
Total marketable securities	25	(1)	(23)	—	1	—
Derivative financial instruments, net	9	1	(5)	—	5	(1)
Total Level 3 fair value	$34	$—	$(28)	$—	$6	$(1)

Financial Services Sector
Marketable securities - corporate debt	$4	$(4)	$—	$—	$—	$—
Derivative financial instruments, net	(155)	(21)	82	—	(94)	59
Retained interest in securitized assets	26	(1)	(21)	—	4	—
Total Level 3 fair value	$(125)	$(26)	$61	$—	$(90)	$59
_________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at reporting date.

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at June 30, 2009 (c)	Change In Unrealized Gains/ (Losses) on Instruments Still Held (d)
Automotive Sector
Marketable securities
Corporate debt	$22	$(20)	$500	$—	$502	$(1)
Mortgage-backed and other asset-backed	127	(1)	(63)	(31)	32	(2)
Equity	1	—	—	(1)	—	—
Total marketable securities	150	(21)	437	(32)	534	(3)
Derivative financial instruments, net	(32)	(7)	35	—	(4)	(1)
Total Level 3 fair value	$118	$(28)	$472	$(32)	$530	$(4)

Financial Services Sector
Marketable securities - corporate debt	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net	(74)	49	(57)	—	(82)	(15)
Retained interest in securitized assets	92	8	(31)	—	69	(2)
Total Level 3 fair value	$23	$55	$(88)	$—	$(10)	$(19)
_________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	"Transfers Into" represent the value at the end of the reporting period and "Transfers Out of" represent the value at the beginning of the reporting period.
(c)	Refer to our 2009 Form 10-K Report for reconciliation of full year 2009.
(d)	For those assets and liabilities still held at reporting date.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize the realized/unrealized gains/(losses) on Level 3 items by financial statement position (in millions):

	Second Quarter 2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	(2)	—	—	—	(2)
Total Automotive sector	$(2)	$—	$—	$—	$(2)

Financial Services Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	—	—	33	9	42
Retained interest in securitized assets	—	—	(1)	—	(1)
Total Financial Services sector	$—	$—	$32	$9	$41
_________
(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

	Second Quarter 2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$5	$—	$(20)	$(15)
Derivative financial instruments, net (b)	(4)	—	—	—	(4)
Total Automotive sector	$(4)	$5	$—	$(20)	$(19)

Financial Services Sector
Marketable securities	$—	$—	$2	$—	$2
Derivative financial instruments, net (b)	—	—	48	16	64
Retained interest in securitized assets	—	—	6	—	6
Total Financial Services sector	$—	$—	$56	$16	$72
_________
(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	First Half 2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$—	$(1)
Derivative financial instruments, net (b)	—	1	—	—	1
Total Automotive sector	$—	$—	$—	$—	$—

Financial Services Sector
Marketable securities	$—	$—	$(4)	$—	$(4)
Derivative financial instruments, net (b)	—	—	(23)	2	(21)
Retained interest in securitized assets	—	—	(3)	2	(1)
Total Financial Services sector	$—	$—	$(30)	$4	$(26)
_________
(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

	First Half 2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$(20)	$(21)
Derivative financial instruments, net (b)	(8)	1	—	—	(7)
Total Automotive sector	$(8)	$—	$—	$(20)	$(28)

Financial Services Sector
Marketable securities	$—	$—	$(2)	$—	$(2)
Derivative financial instruments, net (b)	—	—	28	21	49
Retained interest in securitized assets	—	—	10	(2)	8
Total Financial Services sector	$—	$—	$36	$19	$55
_________
(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 14 for detail on financial statement presentation by hedge designation.

Non-Recurring Fair Value Measurements

There were no non-recurring fair value measurements subsequent to initial recognition recorded during the first half of 2010.

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

Item 1. Financial Statements (Continued)

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Financial Services Sector

In March 2009, our Board of Directors approved the potential sale of the Financial Services sector's investment in DFO Partnership.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of the investment of $141 million in Financial Services equity in net income/(loss) of affiliated companies.  The investment in DFO Partnership was subsequently sold during the third quarter of 2009 and was no longer held on our balance sheet at December 31, 2009.

NOTE 3.  CASH AND RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded as restricted in Other assets on our consolidated balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required for letters of credit related to the sale of The Hertz Corporation ("Hertz") (see Note 16) and cash collateral for bank guarantees. Additionally, restricted cash includes various escrow agreements related to insurance, customs, environmental matters, and contractual obligations related to the sale or disposition of a business. Our Financial Services sector restricted cash balances primarily include cash collateral required to be held against loans with the European Investment Bank and cash held to meet certain local governmental and regulatory reserve requirements.

Restricted cash does not include required minimum balances, or cash securing debt issued through securitization transactions ("securitization cash").  See Note 9 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006 ("Credit Agreement"), and securitization cash.

Restricted Cash

Restricted cash reflected on our balance sheet is as follows (in millions):

	June 30, 2010	December 31, 2009
Automotive sector	$552	$713
Financial Services sector	383	335
Total Company	$935	$1,048

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

Net finance receivables were as follows (in millions):

	June 30, 2010	December 31, 2009
Retail (including direct financing leases)	$53,207	$58,229
Wholesale	21,766	22,370
Other finance receivables	3,520	3,611
Total finance receivables	78,493	84,210
Unearned interest supplements	(2,074)	(1,994)
Allowance for credit losses	(981)	(1,351)
Other	13	20
Finance receivables, net – sector balance sheet	$75,451	$80,885

Finance receivables, net, subject to fair value	$71,459	$76,991
Fair value	$72,679	$76,066

Finance receivables, net – sector balance sheet	$75,451	$80,885
Reclassification of receivables purchased from Automotive sector to Other receivables, net	(4,476)	(3,889)
Finance receivables, net – consolidated balance sheet	$70,975	$76,996

Item 1. Financial Statements (Continued)

NOTE 5.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 34% and 31% of inventories at June 30, 2010 and December 31, 2009, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	June 30, 2010	December 31, 2009
Raw materials, work-in-process and supplies	$2,721	$2,456
Finished products	4,166	3,383
Total inventories under first-in, first-out method ("FIFO")	6,887	5,839
Less: Last-in, first-out method ("LIFO") adjustment	(811)	(798)
Total inventories	$6,076	$5,041

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

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary and, if not, we do not consolidate. Within our Automotive sector, we have operating power when our management has the ability to make key operating decisions, such as decisions regarding product investment or manufacturing production schedules. For the Financial Services sector, we have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Automotive Sector

VIEs of which we are the primary beneficiary:

At June 30, 2010, we have one VIE of which we are the primary beneficiary:

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH. Tekfor produces transmission and chassis components for use in our vehicles.  We provide financial support to Tekfor in the form of a revolving loan agreement.  This loan is being used by Tekfor to refinance external debt.

At December 31, 2009, in addition to Tekfor, we held interests in certain dealerships in North America.  During the second quarter of 2009 we consolidated 62 dealerships as part of our Dealer Development Program.  As we sold our ownership interest and liquidated certain other dealerships, that number was reduced during the year to 13 at December 31, 2009.  In the first quarter of 2010, we acquired the remaining outside ownership interest and now consolidate the dealerships under the voting interest model.

Item 1. Financial Statements (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	June 30, 2010	December 31, 2009
Cash and cash equivalents	$4	$27
Other receivables, net	22	34
Inventories	21	106
Net property	28	154
Other assets	1	1
Total assets	$76	$322
Liabilities
Payables	$20	$23
Accrued liabilities and deferred revenue	—	32
Debt	—	14
Total liabilities	$20	$69

The financial performance of Tekfor reflected on our statement of operations for the first six months of 2010 includes sales of $31 million and cost of sales, selling, administrative, and interest expense of $38 million. The financial performance of Tekfor and the dealerships reflected on our statement of operations for the first six months of 2009 include sales of $1,055 million and cost of sales, selling, administrative, and interest expense of $1,173 million.

VIEs of which we are not the primary beneficiary:

Joint ventures that constitute significant VIEs of which we are not the primary beneficiary, and which are not consolidated as of June 30, 2010 and December 31, 2009, include:

•	Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output.

•	Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Car Corporation and Pininfarina, S.p.A. Volvo purchases substantially all of the joint venture's output.

•	Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Car Corporation and Getrag Dana Holding GmbH. Volvo and its related parties purchase substantially all of the joint venture's output.

We purchase substantially all of the output of the joint ventures listed above.  However, the associated operating agreements indicate that the power to direct economically significant activities of these joint ventures is either shared or rests with an unrelated party. Our ownership interests in Pininfarina Sverige, AB and Getrag All Wheel Drive AB are included in the sale of Volvo (see Note 12 for additional information regarding the sale).

Additionally, the following entities (that are not joint ventures) are significant VIEs of which we are not the primary beneficiary, which are not consolidated as of June 30, 2010 and December 31, 2009:

•
Hertz Vehicle Financing LLC was established in 2005, as part of the transaction to sell our interest in Hertz.  We provided cash-collateralized letters of credit in the aggregate amount of $200 million to support the payment obligations of Hertz Vehicle Financing LLC, a bankruptcy-remote special purpose entity which is thinly capitalized and wholly owned by Hertz. The arrangements outlined in the letters of credit do not grant Ford the power to direct activities that most significantly impact the entity's economic performance.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $7 million at June 30, 2010.  For additional discussion of these letters of credit, see Note 16.

•
Ford Motor Company Capital Trust II ("Trust II") was formed in 2002.  We own 100% of Trust II's common stock, which is equal to 5% of Trust II's total equity.  Operation of the trust is predetermined by Trust documents which cannot be modified.  For additional discussion of Trust II, see Note 9.

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

Item 1. Financial Statements (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at June 30, 2010 and December 31, 2009 is detailed as follows (in millions):

	June 30, 2010	December 31, 2009	Change in Maximum Exposure
Investments	$452	$421	$31
Cash collateralized letters of credit	200	200	—
Total maximum exposure	$652	$621	$31

Financial Services Sector

VIEs of which the Financial Services sector is the primary beneficiary:

Our Financial Services sector (for these purposes, Ford Credit and Volvo Auto Bank) uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs.  We have deemed most of these special purpose entities to be VIEs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  The assets continue to be consolidated by our Financial Services sector.  Our Financial Services sector retains interests in its securitization VIEs, including senior and subordinated securities issued by VIEs and rights to cash held for the benefit of the securitization investors.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  Our Financial Services sector aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions – consumer credit risk and pre-payment risk.
•	Wholesale transactions – dealer credit risk.
•	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and pre-payment risk.

As residual interest holder, our Financial Services sector is exposed to underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  The amount of risk absorbed by our Financial Services sector's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.

Our Financial Services sector has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations or warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts.  Securitization investors have no recourse to our Financial Services sector or its other assets for credit losses on the securitized assets, and have no right to require the Financial Services sector to repurchase the investments.  The Financial Services sector does not guarantee any asset-backed securities and generally has no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The balance of cash related to these contributions was $70 million and $0 at June 30, 2010 and December 31, 2009, respectively, and ranged from $0 to $375 million during the first half of 2010.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR asset-backed commercial paper program.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 14 for additional information regarding Ford Credit's derivatives.

Item 1. Financial Statements (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

The following table includes assets to be used to settle the liabilities of the Financial Services sector consolidated VIEs.  The Financial Services sector may retain debt issued by the consolidated VIEs and this debt is excluded from the table below.  The Financial Services sector holds the right to the excess cash flows from the assets that are not needed to pay liabilities of the consolidated VIEs.  The assets and debt reflected on our consolidated balance sheet are as follows (in billions):

	June 30, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.1	$36.3	$29.2
Wholesale	0.5	16.3	10.7
Total finance receivables	3.6	52.6	39.9
Net investment in operating leases	1.2	8.9	5.6
Total*	$4.8	$61.5	$45.5
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $650 million at June 30, 2010 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	June 30, 2010		December 31, 2009
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Total derivative financial instruments*	$32	$346	$55	$528
__________
*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	Second Quarter 2010		Second Quarter 2009
	Derivative Expense	Interest Expense	Derivative (Income)	Interest Expense
VIEs financial performance	$2	$342	$(55)	$420

	First Half 2010		First Half 2009
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$147	$674	$9	$898

Item 1. Financial Statements (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

VIEs of which the Financial Services sector is not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with its joint venture partner, and the obligation to absorb losses or rights to receive benefits resides primarily with its joint venture partner.  Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $64 million and $67 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 7.  GOODWILL AND OTHER NET INTANGIBLE ASSETS

Automotive sector goodwill, related specifically to Ford Europe, was $30 million and $34 million at June 30, 2010 and December 31, 2009, respectively.  Financial Services goodwill, related specifically to Ford Credit, was $9 million at June 30, 2010 and December 31, 2009, respectively.  Changes in the goodwill balances are primarily attributable to the impact of foreign currency translation.  We also have goodwill recorded within Equity in net assets of affiliated companies of $34 million at June 30, 2010 and December 31, 2009, respectively.

The components of other net intangible assets are as follows (in millions):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Manufacturing and production incentive rights	$296	$(259)	$37	$305	$(228)	$77
License and advertising agreements	111	(35)	76	96	(32)	64
Other intangible assets	73	(42)	31	74	(50)	24
Total Automotive sector	480	(336)	144	475	(310)	165
Financial Services Sector
Other intangible assets	1	(1)	—	1	(1)	—
Total Financial Services sector	1	(1)	—	1	(1)	—
Total Company	$481	$(337)	$144	$476	$(311)	$165

Our intangible assets are comprised primarily of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Pre-tax amortization expense	$30	$21	$53	$39

Amortization for current intangible assets is forecasted to be approximately $95 million to $105 million in 2010, $10 million per year in 2011 through 2014, and $7 million per year thereafter.

Item 1. Financial Statements (Continued)

NOTE 8.  RETIREMENT BENEFITS

We provide pension benefits and other postretirement employee benefits ("OPEB"), such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$94	$86	$82	$71	$14	$102
Interest cost	631	675	314	305	85	225
Expected return on assets	(791)	(822)	(336)	(318)	—	(33)
Amortization of:
Prior service costs/(credits)	93	93	18	21	(156)	(227)
(Gains)/Losses and Other	2	2	62	35	25	20
Separation programs	—	—	6	81	—	—
(Gain)/Loss from curtailment	—	—	—	—	—	(1)
Net expense/(income)	$29	$34	$146	$195	$(32)	$86

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$188	$172	$167	$139	$28	$204
Interest cost	1,262	1,349	639	597	169	448
Expected return on assets	(1,582)	(1,644)	(683)	(621)	—	(66)
Amortization of:
Prior service costs/(credits)	186	187	37	40	(310)	(454)
(Gains)/Losses and Other	4	4	127	72	49	41
Separation programs	3	7	10	111	—	2
(Gain)/Loss from curtailment	—	—	—	—	—	(3)
Net expense/(income)	$61	$75	$297	$338	$(64)	$172

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first half of 2010, we contributed about $800 million to our worldwide funded pension plans (including Volvo), and made about $200 million of benefit payments directly by the Company for unfunded plans (including Volvo).  We expect to contribute from Automotive cash and cash equivalents an additional $300 million to our funded plans in 2010, and to make $200 million of benefit payments directly by the Company for unfunded plans, for a total of $1.5 billion this year (excluding any purchase price adjustments for pension plans at closing in connection with the sale of Volvo).  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2010.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS

Our debt consists of short-term and long-term unsecured debt securities, convertible debt securities, and unsecured and secured borrowings from banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.  In addition, our Financial Services sector sponsors securitization programs that provide short-term and long-term asset-backed financing in the U.S. and international capital markets.

Amounts borrowed and repaid are reported in our Statement of Cash Flows as Cash flows from financing activities of continuing operations.  Interest, fees and deferred charges paid in excess of the amount borrowed are reported as Cash flows from operating activities of continuing operations.

Debt outstanding is shown below (in millions):

	June 30, 2010	December 31, 2009
Automotive Sector
Debt payable within one year
Short-term (a)	$604	$502
Long-term payable within one year
Public unsecured debt securities	—	334
Notes due to UAW VEBA Trust unsecured portion	610	859
Secured term loan	77	77
Other debt (a)	158	199
Unamortized discount	(347)	(333)
Total debt payable within one year	1,102	1,638
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Convertible notes	3,454	3,454
Subordinated convertible debentures	2,985	3,124
Secured term loan	5,146	5,184
Secured revolving loan	4,527	7,527
Notes due to UAW VEBA Trust
Unsecured portion	1,682	6,720
Secured portion	3,000	3,000
U.S. Department of Energy ("DOE") loans	1,808	1,221
Other debt	704	727
Unamortized discount	(2,364)	(4,245)
Total long-term debt payable after one year	26,202	31,972
Total Automotive sector	$27,304	$33,610
Fair value of debt	$25,358	$30,492
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,647	$6,369
Ford Interest Advantage (b)	4,146	3,680
Other asset-backed short-term debt	2,812	4,482
Other short-term debt	826	1,088
Total short-term debt	14,431	15,619
Long-term debt
Unsecured debt
Notes payable within one year	6,832	7,338
Notes payable after one year	29,064	33,888
Asset-backed debt
Notes payable within one year	19,328	18,962
Notes payable after one year	20,831	23,163
Unamortized discount	(440)	(530)
Fair value adjustments (c)	349	231
Total long-term debt	75,964	83,052
Total Financial Services sector	$90,395	$98,671
Fair value of debt	$92,558	$100,231
Total Automotive and Financial Services sectors	$117,699	$132,281
Intersector elimination (d)	(314)	(646)
Total Company	$117,385	$131,635
__________
(a)
Includes debt with affiliated companies of $430 million (short-term of $422 million and long-term payable within one year of $8 million) and $177 million (short-term of $174 million and long-term payable within one year of $3 million) at June 30, 2010 and December 31, 2009, respectively.

(b)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(c)	Adjustments related to designated fair value hedges of unsecured debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $317 million and $351 million at June 30, 2010 and December 31, 2009, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $837 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively.

Maturities

Debt maturities at June 30, 2010 were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(83)	(83)
Convertible notes	—	—	—	—	—	3,454	3,454
Unamortized discount (a)	—	—	—	—	—	(832)	(832)
Subordinated convertible debentures	—	—	—	—	—	2,985	2,985
Secured term loan	39	77	77	5,030	—	—	5,223
Secured revolving loan	—	838	—	3,689	—	—	4,527
Note due to UAW VEBA Trust	—	610	654	654	654	2,720	5,292
Unamortized discount (a)	—	(347)	(321)	(288)	(252)	(588)	(1,796)
U.S. Department of Energy loans	—	—	90	181	181	1,356	1,808
Short-term and other debt (b)	405	501	176	157	26	201	1,466
Total Automotive debt	444	1,679	676	9,423	609	14,473	27,304

Financial Services Sector
Unsecured debt	6,436	10,810	7,145	4,664	3,639	8,174	40,868
Asset-backed debt	18,102	16,942	9,563	2,828	626	1,557	49,618
Unamortized discount (a)	—	(1)	(156)	(56)	(177)	(50)	(440)
Fair value adjustments (a) (c)	—	65	102	79	37	66	349
Total Financial Services debt	24,538	27,816	16,654	7,515	4,125	9,747	90,395

Intersector elimination (d)	(114)	—	(200)	—	—	—	(314)
Total Company	$24,868	$29,495	$17,130	$16,938	$4,734	$24,220	$117,385
__________
(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.
(b)	Primarily non-U.S. affiliate debt.
(c)	Adjustments related to designated fair value hedges of unsecured debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	June 30, 2010	December 31, 2009
9.50% Guaranteed Debentures due June 1, 2010	$—	$334
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,594
__________
(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at June 30, 2010 of $167 million and $180 million, respectively.  These securities are on-lent to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

2009 Debt Repurchases.  In the first quarter of 2009, we repurchased through a private market transaction $165 million principal amount of our outstanding public unsecured debt securities.  As a result, we recorded a pre-tax gain of $127 million (net of unamortized discounts, premiums and fees) in Automotive interest income and other non-operating income/(expense), net.

In the second quarter of 2009, pursuant to a cash tender offer, Ford Credit purchased $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of Ford Credit's tax liabilities to us.  As a result of the transaction, we recorded a pre-tax gain of $2.2 billion, net of unamortized discounts, premiums and fees, to Automotive interest income and other non-operating income/(expense), net.

Convertible Notes

Convertible Notes due December 15, 2016

At June 30, 2010, we had outstanding $2.875 billion of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes"), which includes $375 million from the option the underwriters exercised to purchase additional convertible notes ("Over-Allotment Option").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing market price of $7.44 per share on November 3, 2009).

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Upon conversion, we have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2016 Convertible Notes upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2016 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We also may terminate the conversion rights at  any time on or after November 20, 2014 if the closing market price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2016 Convertible Notes are summarized as follows (in millions):

	June 30, 2010	December 31, 2009
Liability component
Principal	$2,875	$2,875
Unamortized discount	(666)	(702)
Net carrying amount	$2,209	$2,173

Equity component (recorded in Capital in excess of par value of stock)	$(702)	$(702)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Contractual interest coupon	$31	$—	$61	$—
Amortization of discount	18	—	36	—
Total interest cost on 2016 Convertible Notes	$49	$—	$97	$—

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability component was 9.2% on the original offering and 8.6% on the Over-Allotment Option.  If all $2.9 billion of 2016 Convertible Notes were converted into shares as of June 30, 2010 at the closing market price of $10.08 per share, the share value would exceed the principal value of debt by $241 million.

Convertible Notes due December 15, 2036

At June 30, 2010, we had outstanding $579 million of 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes").  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing market price of $7.36 per share on December 6, 2006).

Upon conversion we have the right to deliver, in lieu of shares of Ford Common Stock, cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2036 Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2036 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the 2036 Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the 2036 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing market price of Ford Common Stock exceeds 140% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Liability and equity components of our 2036 Convertible Notes are summarized as follows (in millions):

	June 30, 2010	December 31, 2009
Liability component
Principal *	$579	$579
Unamortized discount	(166)	(175)
Net carrying amount	$413	$404

Equity component (recorded in Capital in excess of par value of stock)	$(3,207)	$(3,207)
__________
*	Original principal at issuance in December 2006 was $4.95 billion.

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Contractual interest coupon	$6	$10	$12	$62
Amortization of discount	5	6	9	40
Total interest cost on 2036 Convertible Notes	$11	$16	$21	$102

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $579 million of 2036 Convertible Notes were converted into shares as of June 30, 2010 at the closing market price of $10.08 per share, the share value would exceed the principal value of debt by $55 million.

2009 Conversion Offers.  In the second quarter of 2009, pursuant to an exchange offer we conducted, $4.3 billion principal amount of the 2036 Convertible Notes were exchanged for an aggregate of 467,909,227 shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of 2036 Convertible Notes exchanged) and the applicable accrued and unpaid interest on such 2036 Convertible Notes.  As a result of the conversion, we recorded a pre-tax gain of $1.2 billion to Automotive interest income and other non-operating income/(expense), net.

Subordinated Convertible Debentures

At June 30, 2010, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures are due to Trust II, a subsidiary trust, and are the sole assets of Trust II.  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

At June 30, 2010, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 principal amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.  Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

2010 Actions.  As announced on March 27, 2009, we elected to defer future interest payments on the Subordinated Convertible Debentures.  On June 30, 2010, we paid in cash to the trustee of Trust II all accrued distributions previously deferred totaling $255 million.  This amount was paid by Trust II on July 15, 2010 to holders of the Trust Preferred Securities, thereby bringing current distributions on those securities.  In addition, we reinstated the quarterly interest payment on the Subordinated Convertible Debentures, and Trust II reinstated the quarterly distribution payment on the Trust Preferred Securities, starting with the payment due on July 15, 2010.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Secured Term Loan and Revolving Loan

Pursuant to our Credit Agreement, at June 30, 2010, we had outstanding:

•
$5.2 billion of a secured term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bore interest at LIBOR plus a margin of 3.00% (which margin was reduced to 2.75% as of August 3, 2010).  We were required to use a portion of the cash proceeds from the sale of Volvo (discussed in Note 12) upon the closing thereof to partially pre-pay certain outstanding term loans under the Credit Agreement;

•	$838 million of revolving loans maturing on December 15, 2011, which bore interest of LIBOR plus a margin of 2.25% (which margin was reduced to 1.125% as of August 3, 2010); and
•	$3.7 billion of revolving loans maturing on November 30, 2013, which bore interest of LIBOR plus a margin of 3.25% (which margin was reduced to 2.125% as of August 3, 2010).

On August 2, 2010, the issue-level credit rating and recovery rating on our senior secured debt was raised by one of the nationally recognized statistical rating organizations ("NRSROs") that rates our debt.  As a result, pursuant to the Credit Agreement, the margin over LIBOR on these issues was reduced as noted above.

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

2010 Secured Revolver Actions.  On April 6, 2010, we paid $3 billion on revolving loans that were scheduled to mature on November 30, 2013.  Such amounts will remain available for borrowing through November 2013 as the commitments of the revolving lenders were not reduced.  Pursuant to the requirement to use a portion of the cash proceeds from the sale of Volvo upon the closing thereof to partially pre-pay certain outstanding term loans under the Credit Agreement (discussed above), we paid about $300 million to the term loan lenders on August 3, 2010 following completion of the sale of Volvo.

First Half 2009 Secured Term Loan Actions.  On March 27, 2009, Ford Credit purchased from term loan lenders under the Credit Agreement $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in the first quarter of 2009 in Automotive interest income and other non-operating income/(expense), net.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Notes Due to UAW VEBA Trust

On December 31, 2009, as part of the settlement of our UAW postretirement health care obligation (as described in our 2009 Form 10-K Report) we issued two non-interest bearing notes, $6.7 billion Amortizing Guaranteed Secured Note maturing June 30, 2022 ("Note A") and $6.5 billion Amortizing Guaranteed Secured Note maturing June 30, 2022 ("Note B"), to the UAW VEBA Trust.

As of June 30, 2010, Note A was repaid in full and the carrying value of Note B was $3.5 billion, representing $5.3 billion of principal payments net of $1.8 billion unamortized debt discount based on an effective yield of 9.9%.  Note B is secured on a second lien basis, limited to the lesser of an aggregate $3 billion or the outstanding principal amount of obligations thereunder, with collateral securing our obligations under the Credit Agreement.

2010 Actions on Note A.  On June 30, 2010 we made the scheduled payment due on Note A to the UAW VEBA Trust of $249 million in cash.  In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A for cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit.  Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.  The purchase price for Note A was based on the contractual pre-payment amount less an agreed-upon discount of 2%.  Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion.  As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the second quarter of 2010 in Automotive interest income and other non-operating income/(expense), net.

2010 Actions on Note B.  On June 30, 2010 we made the scheduled payment due on Note B of $610 million in cash.  In addition, subject to regulatory approval, we and the UAW VEBA Trust have amended Note B to provide us additional pre-payment rights.  Previously, we could pre-pay Note B at a contractual pre-payment amount (calculated using a 9% discount rate) and only on June 30 of each year.  The amendment provides us with a three-year right that began in July 2010 to pre-pay from time to time (i.e., at the end of each month except May and June) in cash all or a portion of the outstanding amount of Note B at the contractual pre-payment amount less a 5% discount for pre-payments made prior to 2012, and less a 4% discount for pre-payments made in 2012 and 2013.  We continue to have the ability to make regularly-scheduled payments on June 30 of each year in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Any Ford Common Stock to be delivered in satisfaction of such payment obligation is to be valued based on its volume-weighted average price per share for the 30 trading-day period ending on the second business day prior to the relevant payment date.

In relation to the combined $859 million scheduled principal payments made under Note A and Note B on June 30, 2010, $333 million of discount was amortized and reported in Interest expense in the first half of 2010.

DOE Loan

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $1.8 billion in loans as of June 30, 2010.  Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the Advanced Technology Vehicles Manufacturing ("ATVM") Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program ("Eligible Project Costs") that are incurred through mid-2012 in the implementation of 13 advanced technology vehicle programs approved for funding by the DOE (each, a "Project").  The Arrangement Agreement limits the amount of advances that may be used to fund Eligible Project Costs for each Project, and our ability to finance Eligible Project Costs with respect to a Project is conditioned on us meeting agreed timing milestones and fuel economy targets for that Project.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

Maturity, Interest Rate and Amortization. Advances under the Facility may be requested through June 30, 2012, and the loans will mature on June 15, 2022 (the "Maturity Date").  Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.  The principal amount of the loans is payable in equal quarterly installments commencing on September 15, 2012 and continuing through the Maturity Date.  Per the Arrangement Agreement, we have the ability to voluntarily pre-pay all or a portion of any advance under the Facility at a pre-payment price based on the Treasury yield curve at the time the pre-payment is made.  It is intended to replicate the price for such advance that would, if it were purchased by a third party and held to maturity, produce a yield to the third-party purchaser for the period from the date of purchase to the Maturity Date substantially equal to the interest rate that would be set on a loan from the Secretary of Treasury to the FFB to purchase an obligation having a payment schedule identical to the payment schedule of such advance for the period from the intended pre-payment date to the Maturity Date.

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

Financial Services Sector

Debt Repurchases

From time to time and based on market conditions, we may repurchase some of our outstanding debt. If we have excess liquidity and it is an economically favorable use of our available cash (i.e., overall yield on the debt repurchased exceeds the return on investment alternatives), we may repurchase debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

2010 Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased unsecured debt and asset-backed notes for an aggregate of $1.8 billion and $2 billion principal amount in the second quarter and first half of 2010, respectively.  As a result, our Financial Services sector recorded a pre-tax loss of $53 million and a pre-tax loss of $60 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in the second quarter and first half of 2010, respectively.

Item 1. Financial Statements (Continued)

NOTE 9.  DEBT AND COMMITMENTS (Continued)

2009 Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased unsecured debt for an aggregate of $707 million and $1 billion principal amount in the second quarter and first half of 2009, respectively.  As a result, our Financial Services sector recorded a pre-tax gain of $8 million and a pre-tax gain of $73 million ($51 million related to Ford Holdings and $22 million related to Ford Credit), net of unamortized premiums and discounts, in Financial Services other income/(loss), net in the second quarter and first half of 2009, respectively.

Asset-Backed Debt

Our Financial Services sector transfers finance receivables and marketable securities backed by net investments in operating leases in structured transactions to fund operations and to maintain liquidity and the transactions are recorded as secured borrowings.  The majority of our Financial Services sector's transactions are secured borrowings and the associated assets are not derecognized and continue to be reported on our financial statements.

The finance receivables and net investment in operating leases that have been included in structured transactions are only available for payment of the debt and other obligations issued or arising in the structured transactions.  Cash and cash equivalents and marketable securities balances related to structured transactions are used only to support the structured transactions.  Our Financial Services sector holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the structured transactions.  The debt has been issued either directly by our Financial Services sector or by consolidated entities.

The following table shows the assets and liabilities related to our Financial Services sector's secured debt arrangements that are included in our financial statements (in billions):

	June 30, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.6	$52.6	$39.9
Net investment in operating leases	1.2	8.9	5.6
Total	$4.8	$61.5	$45.5
Non-VIE
Finance receivables (c)	$0.4	$4.2	$4.0
Total securitization transactions
Finance receivables	$4.0	$56.8	$43.9
Net investment in operating leases	1.2	8.9	5.6
Total	$5.2	$65.7	$49.5

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.6	$57.4	$39.6
Net investment in operating leases	1.3	10.2	6.6
Total	$4.9	$67.6	$46.2
Non-VIE
Finance receivables (c)	$0.3	$6.1	$6.7
Total securitization transactions
Finance receivables	$3.9	$63.5	$46.3
Net investment in operating leases	1.3	10.2	6.6
Total	$5.2	$73.7	$52.9
__________
(a)	Includes marketable securities totaling $141 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Includes assets that can be used to settle liabilities of the consolidated VIEs and the related debt of the VIEs. See Note 6 for additional information on Financial Services sector VIEs.
(c)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $650 million and $1.8 billion at June 30, 2010 and December 31, 2009, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $92 million and $97 million at June 30, 2010 and December 31, 2009 respectfully, that is secured by property.

Item 1. Financial Statements (Continued)

NOTE 10.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending June 30 (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Interest income	$60	$51	$107	$113
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(86)	239	33	233
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	14	(28)	18	(15)
Gains/(Losses) on extinguishment of debt (a)	49	3,381	49	4,660
Other (b)	22	19	41	23
Total	$59	$3,662	$248	$5,014
__________
(a)	See Notes 1 and 9 for a description of the debt transactions.
(b)
2009 includes $4 million of income and $5 million of expense for the second quarter and first half, respectively, in "Other" in the table above associated with the overall debt reduction actions discussed in Notes 1 and 9.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending June 30 (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Interest income (non-financing related)	$22	$21	$38	$65
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	19	25	21	12
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	1	1	2	3
Gains/(Losses) on extinguishment of debt *	(53)	12	(60)	77
Investment and other income related to sales of receivables	1	9	1	19
Insurance premiums earned, net	24	27	50	56
Other	53	92	141	68
Total	$67	$187	$193	$300
__________
*  See Note 9 for a description of the debt transactions.

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

During the second quarter of 2010, our shareholders approved a tax benefit preservation plan designed to preserve shareholder value and the value of certain tax assets including net operating losses, capital losses, and tax credit carryforwards.

Item 1. Financial Statements (Continued)

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

We classify disposal groups as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify disposal groups as discontinued operations when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal groups after the sale.

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

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets to allow us to focus on our global Ford brand.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to market Volvo actively for sale, notwithstanding the current distressed market for automotive-related assets.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale.

Our commitment to market Volvo actively for sale also triggered a held-for-sale impairment test in the first quarter of 2009.  We received information from our discussions with potential buyers that provided us a value for Volvo using a market approach, rather than an income approach.  We concluded that the information we received from our discussions with potential buyers was more representative of the value of Volvo given the current market conditions, the characteristics of viable market participants, and our anticipation of a more immediate transaction for Volvo.  These inputs resulted in a lower value for Volvo than the discounted cash flow method we had previously used.

In the first quarter of 2009, after considering deferred gains reported in Accumulated other comprehensive income/(loss), we recognized a pre-tax impairment charge of $650 million related to our total investment in Volvo.  The impairment was recorded in Automotive cost of sales.

Had we not committed to market Volvo actively for sale, we would not have been afforded the benefit of the new information obtained in discussions with potential buyers.  Rather, we would have continued to employ an in-use premise to test Volvo's goodwill and long-lived assets, using a discounted cash flow methodology with assumptions similar to those we used at year-end 2008.

On March 28, 2010, Ford entered into a definitive agreement to sell Volvo and related assets to Zhejiang Geely Holding Group Company Limited ("Geely").

As part of the agreement between Ford and Geely, Ford will continue to supply Volvo with, for differing periods, powertrains, stampings and other vehicle components.  Volvo will continue to supply engines, stampings and other components to Ford for a period of time.  Ford also has committed to provide certain engineering support, information technology, access to tooling for common components, accounting and other selected services for a transition period to ensure a smooth separation process.

Item 1. Financial Statements (Continued)

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of Volvo that were classified as held for sale are as follows (in millions):

	June 30, 2010	December 31, 2009
Assets
Receivables	$549	$420
Inventories	1,237	1,236
Net property	4,450	4,682
Goodwill	1,156	1,241
Other intangibles	214	204
Other assets	573	485
Impairment of carrying value	(650)	(650)
Total assets of the held-for-sale operations	$7,529	$7,618
Liabilities
Payables	$1,859	$1,980
Pension liabilities	330	387
Warranty liabilities	244	358
Other liabilities	2,898	2,596
Total liabilities of the held-for-sale operations	$5,331	$5,321

On August 2, 2010, we completed the sale of Volvo and related assets. As agreed, Volvo will retain or acquire certain assets presently used by Volvo, consisting principally of ownership of, or licenses to use, certain intellectual property ("Related Assets").

The total purchase price for Volvo and the Related Assets set forth in the agreement was $1.8 billion, of which $200 million was to be paid in the form of a note (the "Note") and the balance to be paid in cash, with the cash portion subject to customary purchase price adjustments.  In accordance with the terms of the agreement, at closing, Geely paid $1.3 billion in cash and issued the Note in the amount of $200 million.  The estimated purchase price adjustments used at closing (relating to estimated pension liabilities, debt, cash and working capital balances) are expected to be finalized and settled following final true-up of the purchase price adjustments later this year.  The final true-up is expected to result in additional proceeds to Ford.

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

Item 1. Financial Statements (Continued)

NOTE 12.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

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

Discontinued Operations

Triad Financial Corporation ("Triad"). In 2005, Ford Credit completed the sale of Triad. Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing Ford Credit to recognize an after-tax gain of $2 million in the second quarter of 2009 in Income/(Loss) from discontinued operations.

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  EPS is computed independently each quarter for income from continuing operations, income/(loss) from discontinued operations, and net income; as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net earnings.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Ford Common Stock and equivalents outstanding for the period.  Diluted EPS, on the other hand, reflects the maximum potential dilution that could occur if all securities and other share-based contracts, including stock options, warrants, and rights under our convertible notes were exercised, and if we were to elect to settle our entire obligation to the UAW VEBA Trust in shares as payments are due.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Option to Stock-Settle Debt

On December 31, 2009 we issued Note B to the UAW VEBA Trust (see our 2009 Form 10-K Report for additional discussion of Note B (referred to therein as "New Note B") and the Retiree Healthcare Settlement Agreement pursuant to which it was issued).  Under the terms of Note B, we have the exclusive right, subject to certain conditions, to make each principal payment due on any principal payment date (i.e., a fixed dollar amount) in cash, Ford Common Stock, or a combination of cash and Ford Common Stock.  Under no circumstances does the UAW VEBA Trust have a right to require us to pay Note B by a transfer of Ford Common Stock.  If we elect to satisfy our scheduled payment by delivering shares of Ford Common Stock, the number of shares delivered would be determined by dividing the principal payment due by the volume-weighted average price (the "VWAP") per share of Ford Common Stock for the 30 trading days ending on the second business day immediately preceding the June 30 payment date each year.  We may decide whether to settle our principal payment in shares at any time during the two-day period prior to the applicable payment date.  We have the option to pre-pay Note B in part or in full, but only with cash.

To date, we have made each of the scheduled payments on Note B (due December 31, 2009 and June 30, 2010) in cash.  As previously disclosed, we will use our discretion in determining which form of payment makes economic sense at the time of each required payment, balancing liquidity needs and preservation of shareholder value.

Item 1. Financial Statements (Continued)

NOTE 13.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Continued)

For purposes of disclosing the maximum potential dilution to our shares that could occur over time, we present our diluted EPS calculation assuming we were to elect to satisfy each future scheduled payment on Note B in shares of Ford Common Stock rather than cash at the current VWAP of $11.35 per share (calculated as of June 28, 2010).  Using these assumptions, our diluted EPS calculation for the second quarter and first half of 2010 of $0.61 per share and $1.10 per share, respectively, includes approximately 466 million (in the second quarter) and 465 million (in the first half) of potential dilutive shares related to Note B, which reduced our second quarter and first half 2010 diluted EPS by 5 cents and 8 cents, respectively.

The actual number of shares, if any, that may be issued over time in settlement of Note B could be significantly larger or smaller than the amount assumed in our second quarter 2010 diluted EPS calculation.  The actual number could vary significantly dependent upon the following factors: (i) the principal amount of each payment; (ii) the then-current share price used to generate the 30-day VWAP for each payment; (iii) the then-remaining number of shares of Ford Common Stock authorized and not issued; and (iv) our ability to elect over time to settle all or any portion of the Note B obligation in cash.  The number of shares actually issued over time to settle Note B could be zero if we elect to pay the entire obligation in cash (as a pre-payment or as scheduled over time).

Amounts Per Share

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,599	$2,256	$4,684	$829
Effect of dilutive 2016 Convertible Notes (a)	47	—	93	—
Effect of dilutive 2036 Convertible Notes (a)(b)	10	16	20	—
Effect of dilutive UAW VEBA Note B (a)	91	—	182	—
Effect of dilutive convertible Trust Preferred Securities (a)(c)	46	47	91	—
Diluted income/(loss) from continuing operations	$2,793	$2,319	$5,070	$829

Basic and Diluted Shares
Average shares outstanding	3,412	3,002	3,389	2,700
Restricted and uncommitted-ESOP shares	(1)	(1)	(1)	(1)
Basic shares	3,411	3,001	3,388	2,699
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares	198	91	202	62
Dilutive 2016 Convertible Notes	309	—	309	—
Dilutive 2036 Convertible Notes (b)	63	99	63	—
Dilutive UAW VEBA Note B	466	—	465	—
Dilutive convertible Trust Preferred Securities (c)	163	161	163	—
Diluted shares	4,610	3,352	4,590	2,761
__________
(a)
As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that result from the application of the if-converted method for convertible securities and a similar method for our UAW VEBA Note B.

Not included in calculation of diluted EPS due to their antidilutive effect:
(b)	315 million shares for the first half of 2009 and the related income effect for 2036 Convertible Notes.
(c)	161 million shares for the first half of 2009 and the related income effect for Trust Preferred Securities.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates.  To manage these risks, we enter into various derivatives contracts.  Foreign currency exchange contracts including forwards and options, are used to manage foreign exchange exposure.  Commodity contracts including forwards and options are used to manage commodity price risk.  Interest rate contracts including swaps, caps, and floors are used to manage the effects of interest rate fluctuations.  Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign-denominated debt.  Our derivatives are over-the-counter customized derivative transactions and are not exchange-traded.  We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

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

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income (in millions):

	Second Quarter 2010			First Half 2010
	Gain/(Loss)Recorded in OCI	Gain/(Loss)Reclassified from AOCI to Income	Gain/(Loss)Recognized in Income	Gain/(Loss)Recorded in OCI	Gain/(Loss)Reclassified from AOCI to Income	Gain/(Loss)Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(46)	$(10)	$-	$(51)	$(13)	$-

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)			$(45)			$(200)
Commodity contracts			(12)			(15)
Other – warrants			-			1
Total			$(57)			$(214)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements, accruals and fees excluded from the assessment of hedge effectiveness			$52			$105
Ineffectiveness (b)			2			-
Total			$54			$105
Derivatives not designated as hedging instruments:
Interest rate contracts			$2			$31
Foreign exchange contracts (a)			(10)			(90)
Cross currency interest rate swap contracts (a)			96			88
Total			$88			$29
__________
(a)
Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(b)
Hedge ineffectiveness reflects change in fair value on derivatives of $112 million gain and a $155 million gain in the second quarter and first half of 2010, respectively, and change in fair value on hedged debt of $110 million loss and a $155 million loss in the second quarter and first half of 2010, respectively.

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Second Quarter 2009			First Half 2009
	Gain/(Loss)Recorded in OCI	Gain/(Loss)Reclassified from AOCI to Income	Gain/(Loss)Recognized in Income	Gain/(Loss)Recorded in OCI	Gain/(Loss)Reclassified from AOCI to Income		Gain/(Loss)Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(14)	$23	$(1)	$(69)	$51	(a)	$(1)
Commodity contracts	—	—	—	—	3		—
Total	$(14)	$23	$(1)	$(69)	$54		$(1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)			$(76)				$(1)
Foreign exchange contracts – investment portfolios			(4)				(6)
Commodity contracts			(19)				(49)
Other – warrants			1				1
Total			$(98)				$(55)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements, accruals and fees excluded from the assessment of hedge effectiveness			$33				$57
Ineffectiveness (c)			14				4
Total			$47				$61
Derivatives not designated as hedging instruments:
Interest rate contracts			$11				$(84)
Foreign exchange contracts (b)			(289)				(112)
Cross currency interest rate swap contracts (b)			41				114
Other - warrants			—				(1)
Total			$(237)				$(83)
__________
(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(Losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)
Hedge ineffectiveness reflects change in fair value on derivatives of $48 million loss and $47 million loss in the second quarter and first half of 2009, respectively, and the change in the fair value on the hedged debt of $62 million gain and $51 million gain in the second quarter and first half of 2009, respectively.

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

For our Financial Services sector, net interest settlements, accruals, and fees for our fair value hedges are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals on fair value hedges in Interest expense on our consolidated statement of operations.  Fees on fair value hedges ($9 million loss in both the second quarter and first half of 2010, and $0 in both the second quarter and first half of 2009), ineffectiveness on fair value hedges, and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net.  Gains and losses on foreign exchange and cross currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

Item 1. Financial Statements (Continued)

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments (in millions):

	June 30, 2010
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$1,690	$18	$55

Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,151	65	94
Commodity contracts	446	3	31
Other – warrants	12	3	—
Total derivatives not designated as hedging instruments	3,609	71	125

Total Automotive sector derivative instruments	$5,299	$89	$180

Financial Services Sector
Fair value hedges:
Interest rate contracts	$7,892	$495	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	57,181	917	535
Foreign exchange contracts	4,224	34	71
Cross currency interest rate swap contracts	2,209	79	170
Total derivatives not designated as hedging instruments	63,614	1,030	776

Total Financial Services sector derivative instruments	$71,506	$1,525	$776

	December 31, 2009
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$118	$—	$5

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4,255	59	80
Commodity contracts	980	15	54
Other – warrants	12	2	—
Total derivatives not designated as hedging instruments	5,247	76	134

Total Automotive sector derivative instruments	$5,365	$76	$139

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6,309	$385	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	68,527	1,269	846
Foreign exchange contracts	4,386	22	46
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	76,786	1,494	1,174

Total Financial Services sector derivative instruments	$83,095	$1,879	$1,174

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on June 30, 2010 was about $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  At June 30, 2010, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $0 and $20 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $0 and $9 million for Automotive and Financial Services sectors, respectively.  See Note 2 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  We posted $140 million and $64 million in cash collateral as of June 30, 2010 and December 31, 2009, respectively, related to derivative instruments, which is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 15.  SEGMENT INFORMATION

In the second quarter of 2010, we changed our presentation of special items.  We now show special items as a separate reconciling item to reconcile segment results to consolidated results of the Company.  These special items include (i) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (ii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities.  Prior to this change, special items were included within the operating segments and the Other Automotive reconciling item.  Our current presentation reflects the fact that management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources.  Results for prior periods herein are presented on the same basis.

(In millions)	Automotive Sector
	Operating Segments					Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Other Automotive	Special Items	Total
SECOND QUARTER 2010
Sales/Revenues
External customer	$16,908	$2,620	$7,549	$1,802	$—	$—	$3,685	$32,564
Intersegment	129	—	204	—	—	—	1	334
Income/(Loss)
Income/(Loss) before income taxes	1,898	285	322	113	—	(551)	(95)	1,972

SECOND QUARTER 2009
Sales/Revenues
External customer	$10,744	$1,840	$6,955	$1,208	$2,863	$—	$—	$23,610
Intersegment	51	—	200	—	15	—	—	266
Income/(Loss)
Income/(Loss) before income taxes	(899)	86	57	(27)	(237)	(129)	2,795	1,646

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
SECOND QUARTER 2010
Sales/Revenues
External customer	$2,427	$76	$—	$—	$2,503	$—	$35,067
Intersegment	116	4	—	—	120	(454)	—
Income/(Loss)
Income/(Loss) before income taxes	888	(13)	—	—	875	—	2,847

SECOND QUARTER 2009
Sales/Revenues
External customer	$3,116	$84	$—	$—	$3,200	$—	$26,810
Intersegment	110	4	—	—	114	(380)	—
Income/(Loss)
Income/(Loss) before income taxes	646	(51)	—	—	595	—	2,241
__________
 *  Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 15.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments					Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Other Automotive	Special Items	Total
FIRST HALF 2010
Sales/Revenues
External customer	$31,040	$4,634	$15,196	$3,380	$—	$—	$7,208	$61,458
Intersegment	330	—	371	—	—	—	12	713
Income/(Loss)
Income/(Loss) before income taxes	3,151	488	429	136	—	(942)	30	3,292
Total assets at June 30 (a)								75,801

FIRST HALF 2009
Sales/Revenues
External customer	$20,762	$3,244	$12,724	$2,373	$5,487	$—	$—	$44,590
Intersegment	197	—	371	—	27	—	—	595
Income/(Loss)
Income/(Loss) before income taxes	(1,564)	149	(528)	(124)	(486)	(559)	3,248	136
Total assets at June 30								76,522
	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims (b)	Total
FIRST HALF 2010
Sales/Revenues
External customer	$5,021	$154	$—	$—	$5,175	$—	$66,633
Intersegment	246	7	—	—	253	(966)	—
Income/(Loss)
Income/(Loss) before income taxes	1,716	(26)	—	—	1,690	—	4,982
Total assets at June 30 (a)	108,088	8,295	—	(6,767)	109,616	(2,261)	183,156

FIRST HALF 2009
Sales/Revenues
External customer	$6,446	$164	$—	$—	$6,610	$—	$51,200
Intersegment	215	8	—	—	223	(818)	—
Income/(Loss)
Income/(Loss) before income taxes	610	(77)	(90)	—	443	—	579
Total assets at June 30	125,771	10,828	—	(9,032)	127,567	(2,491)	201,598
__________
(a)  As reported on our sector balance sheet.
(b)  Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 16.  COMMITMENTS

Guarantees

At June 30, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under guarantees and the carrying value of recorded liabilities related to guarantees were as follows (in millions):

	June 30, 2010	December 31, 2009
Maximum potential payments	$367	$219
Carrying value of recorded liabilities related to guarantees	35	30

Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $7 million and $9 million at June 30, 2010 and December 31, 2009, respectively.  We believe the likelihood of these letters of credit being drawn upon is remote.

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

	First Half
	2010	2009
Beginning balance	$(3,147)	$(3,239)
Payments made during the period	1,116	1,260
Changes in accrual related to warranties issued during the period	(954)	(735)
Changes in accrual related to pre-existing warranties	(95)	(452)
Foreign currency translation and other	122	(92)
Ending balance	$(2,958)	$(3,258)

Item 1. Financial Statements (Continued)

NOTE 17.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	2010			2009
	Equity/(Deficit)Attributable to Ford Motor Company	Equity/(Deficit)Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit)Attributable to Ford Motor Company	Equity/(Deficit)Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(7,820)	$38	$(7,782)	$(15,721)	$350	$(15,371)
Total comprehensive income/(loss)
Net income/(loss)	2,085	—	2,085	(1,427)	(8)	(1,435)
Other comprehensive income/(loss):
Foreign currency translation	(489)	—	(489)	(447)	—	(447)
Net gain/(loss) on derivative instruments	(1)	—	(1)	(87)	—	(87)
Employee benefit-related	157	—	157	(5)	—	(5)
Net holding gain/(loss)	(2)	—	(2)	(1)	—	(1)
Total other comprehensive income/(loss)	(335)	—	(335)	(540)	—	(540)
Total comprehensive income/(loss)	1,750	—	1,750	(1,967)	(8)	(1,975)
Other changes in equity:
Capital in excess of par value of stock for debt conversion, employee benefit plans, and other	596	—	596	110	—	110
Adoption of the accounting standard on VIE consolidation	—	—	—	—	(269)	(269)
Dividends	—	—	—	—	—	—
Other	(1)	—	(1)	1	(5)	(4)
Ending balance, March 31	$(5,475)	$38	$(5,437)	$(17,577)	$68	$(17,509)

Beginning balance, April 1	$(5,475)	$38	$(5,437)	$(17,577)	$68	$(17,509)
Total comprehensive income/(loss)
Net income/(loss)	2,599	(3)	2,596	2,261	—	2,261
Other comprehensive income/(loss):
Foreign currency translation	(1,240)	—	(1,240)	2,106	—	2,106
Net gain/(loss) on derivative instruments	(28)	—	(28)	(36)	—	(36)
Employee benefit-related	190	—	190	(450)	—	(450)
Net holding gain/(loss)	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss)	(1,078)	—	(1,078)	1,618	—	1,618
Total comprehensive income/(loss)	1,521	(3)	1,518	3,879	—	3,879
Other changes in equity:
Capital in excess of par value of stock for debt conversion, employee benefit plans, and other	377	—	377	2,945	—	2,945
Dividends	—	(2)	(2)	—	(3)	(3)
Other	3	—	3	10	(5)	5
Ending balance, June 30	$(3,574)	$33	$(3,541)	$(10,743)	$60	$(10,683)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in accounting for variable interest entity consolidation discussed in the "Adoption of New Accounting Standards" section of Note 1 to the consolidated financial statements, as to which the date is May 7, 2010, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
August 6, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER RESULTS OF OPERATIONS*

Our worldwide net income attributable to Ford Motor Company was $2.6 billion or $0.61 per share of Common and Class B Stock in the second quarter of 2010, an improvement of $338 million from net income attributable to Ford Motor Company of $2.3 billion or $0.69 per share of Common and Class B Stock in the second quarter of 2009.

Results by sector are shown below (in millions):

	Second Quarter
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
Automotive sector	$1,972	$1,646	$326
Financial Services sector	875	595	280
Total Company	2,847	2,241	606
Provision for/(Benefit from) income taxes *	251	(15)	266
Income/(Loss) from continuing operations	2,596	2,256	340
Income/(Loss) from discontinued operations	—	5	(5)
Net income/(loss)	2,596	2,261	335
Less: Income/(Loss) attributable to noncontrolling interests	(3)	—	(3)
Net income/(loss) attributable to Ford Motor Company	$2,599	$2,261	$338
__________
*
The increase in Provision for/(Benefit from) income taxes primarily reflects the non-recurrence of a prior-year tax settlement.  Our continued low effective tax rate  primarily results from our valuation allowance against deferred tax assets.  For additional discussion of the valuation allowance, see our "Critical Accounting Estimates" discussion below.

Income/(Loss) before income taxes includes certain items ("special items") that we have grouped into "Personnel and Dealer-Related Items" and "Other Items" to provide useful information to investors about the nature of the special items.  The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities.  The second category includes certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify these items that they may wish to exclude when considering the trend of ongoing operating results.

The following table details special items in each category by sector (in millions):

	Second Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2010	2009
Automotive Sector
Mercury discontinuation/U.S. dealer reductions	$(232)	$(12)
Personnel-reduction actions	(31)	(258)
Job Security Benefits/Transition Assistance Plan	14	22
Retiree health care and related charges	20	(110)
Total Personnel and Dealer-Related Items - Automotive sector	(229)	(358)
Other Items:
Automotive Sector
Net gains on debt reduction actions	40	3,385
Volvo held-for-sale cessation of depreciation and related charges*	94	141
Liquidation of foreign subsidiary – foreign currency translation impact	—	(281)
Investment impairment and related charges	—	(100)
Other	—	8
Total Other Items – Automotive sector	134	3,153
Total	$(95)	$2,795
__________
*  Second quarter 2010 includes operating profit of $53 million.

Included in Provision for/(Benefit from) income taxes is a tax provision of $10 million for the second quarter of 2010 and a tax benefit of $99 million for the second quarter of 2009 that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above.
___________
*	Amounts for 2009 have been adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and includes special items unless otherwise specifically noted.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension/OPEB, overhead, etc.), is primarily at prior-year currency exchange rates and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at prior-year volume and mix.  Discussion of changes in currency exchange can refer to one or more of the following:  (i) the impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) the results of our foreign currency hedging activities.

AUTOMOTIVE SECTOR

Results of Operations

As detailed in Note 15 of the Notes to the Financial Statements, we now allocate all Automotive sector special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.  Results for prior periods herein are presented on the same basis.

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the second quarter of 2010 and 2009 (in millions), with Volvo shown separately:

	Second Quarter
	2010	2009	2010 Over/(Under) 2009
Ford North America	$1,898	$(899)	$2,797

Ford South America	285	86	199

Ford Europe	322	57	265

Ford Asia Pacific Africa	113	(27)	140

Volvo	—	(237)	237

Other Automotive	(551)	(129)	(422)

Total Automotive	2,067	(1,149)	3,216

Special Items	(95)	2,795	(2,890)

Total Automotive sector	$1,972	$1,646	$326

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the second quarter of 2010 and 2009 are shown below:

	Second Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$16.9	$10.7	$6.2	57%	659	458	201	44%

Ford South America	2.6	1.8	0.8	42	130	111	19	17

Ford Europe (c)	7.5	7.0	0.5	8	420	400	20	5

Ford Asia Pacific Africa (d)	1.8	1.2	0.6	49	209	146	63	43

Volvo	—	2.9	(2.9)	—	—	79	(79)	—
Total Automotive	28.8	23.6	5.2	22	1,418	1,194	224	19

Special Items – Volvo	3.7	—	3.7	—	99	—	99	—

Total Automotive Sector	$32.5	$23.6	$8.9	38	1,517	1,194	323	27
__________
(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
(b)
Wholesale unit volumes include all Ford brand units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local-brand vehicles produced by our Chinese unconsolidated affiliate Jiangling Motors Corporation ("JMC").  Revenue from certain vehicles in wholesale unit volumes (specifically, Ford brand vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) is not included in our revenue.  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes.

(c)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 15,000 units in each of the second quarter of 2010 and 2009.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 122,000 and 90,000 units in the second quarters of 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

The increase in sales for Total Automotive primarily reflects higher volume and favorable net pricing and changes in currency exchange.

The increase in wholesales for Total Automotive reflects higher wholesales in all of our Automotive segments, offset partially by the exclusion of Volvo.  The increase in wholesales for Ford North America primarily reflects U.S. industry growth and the non-recurrence of a prior-year reduction in dealer inventories.  For Ford South America, the increase primarily reflects higher dealer stocks and industry volumes, offset partially by lower market share.  The stock increase reflects, in part, achieving more normal levels in anticipation of plant shutdowns.  For Ford Europe, higher volume in eastern European markets, Russia and Turkey was offset partially by lower volume in the 19 markets we track in the region.  The decrease in our 19 major markets reflects primarily lower market share and industry volume, offset partially by an increase in dealer stocks to return to normal planning levels.  The increase in wholesales for Ford Asia Pacific Africa primarily reflects strong industry growth in China and India and the introduction of the new Figo in India, as well as an increase in dealer stocks to match market demand as we recover from strong industry growth in the previous quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2010 and 2009, along with the level of dealer stocks as of June 30, 2010 and 2009, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	16.9%	16.4%	0.5	pts.	405	344	61
South America (b) (c)	9.5	10.4	(0.9)		53	32	21
Europe (b) (d)	7.9	9.0	(1.1)		216	196	20
Asia Pacific Africa (e) (f)	2.4	2.4	—		79	50	29
Volvo – United States/Europe (d)	0.5/1.5	0.6/1.2	(0.1)/0.3		13/28	13/31	—/(3)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2009 Form 10-K Report).
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

In the United States, improvements in vehicle quality, fuel efficiency, and residual values are driving stronger consumer consideration and demand for Ford products, enabling us to achieve market share gains and improve revenue.  In South America, the decrease in market share includes adverse segmentation, and our decision not to match escalation of competitive discounts.  In Europe, the decrease in market share reflects the escalation of competitive discounts and our decision to reduce participation selectively in low-margin business, as well as the end of the favorable effect of scrappage programs on our small car sales.  In Asia Pacific Africa, market share was maintained at year-ago levels, despite strong growth in segments in which we do not participate fully.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector

Total Automotive.  The overall improvement in results for Total Automotive primarily reflects favorable volume and mix ($1.5 billion), net pricing ($1.1 billion), changes in currency exchange ($500 million), the non-recurrence of Volvo operating results from 2009 ($200 million), and favorable cost changes ($200 million), offset partially by unfavorable fair market value adjustments ($200 million) and higher net interest expense ($200 million).  The favorable cost changes primarily reflect lower net product costs (primarily net material cost reductions, offset partially by higher commodity costs) and lower warranty costs, offset partially by higher structural costs (primarily higher manufacturing and engineering to support volume and growth of our product plans).

Ford North America Segment.  The improvement in results primarily reflects favorable volume and mix, net pricing, and changes in currency exchange, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflect higher structural costs (primarily manufacturing and engineering costs), offset partially by lower net product cost (primarily material cost reductions, offset partially by higher commodity costs).

Ford South America Segment.  The increase in earnings primarily reflects favorable net pricing, changes in currency exchange, and higher volume, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflect higher net product costs (more than explained by higher commodity costs) and structural costs.

Ford Europe Segment.  The increase in earnings primarily reflects favorable cost changes, offset partially by unfavorable net pricing.  The favorable cost changes primarily reflect lower net product costs (including a decrease in distressed supplier spending) and lower warranty costs (primarily a warranty reserve adjustment that is not expected to reoccur).  Volume and mix was unchanged, reflecting lower market share and industry volume in the 19 markets we track, offset by a stock increase to return to normal planning levels and higher volumes in Eastern European markets, Russia, and Turkey.

Ford Asia Pacific Africa Segment.  The improvement in results is more than explained by higher volume (primarily higher industry, including China), favorable cost changes, and favorable changes in currency exchange.

Other Automotive.  The decline in earnings reflects unfavorable fair market value adjustments (largely attributable to the non-recurrence of a prior-year gain related to our investment in Mazda), and higher net interest expense (associated with the VEBA debt added as of the end of 2009).

Volvo Segment.  The change in results reflects the non-recurrence of prior-year losses, based on the change in reporting to include Volvo results as special items in 2010.  If Volvo had continued to be reported in our operating results, we would have reported a second quarter profit of $53 million, representing a $290 million improvement compared to the second quarter of 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Results of Operations

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the second quarter of 2010 and 2009 are shown below:

	Second Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$2.4	$3.1	$(0.7)	$888	$646	$242
Other Financial Services	0.1	0.1	0.0	(13)	(51)	38
Total	$2.5	$3.2	$(0.7)	$875	$595	$280

Ford Credit

The increase in pre-tax earnings is more than explained by a lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $550 million); lower residual losses on returned vehicles due to higher auction values (about $130 million); lower operating costs (about $40 million); and higher financing margin primarily attributable to lower borrowing costs (about $30 million).  These factors are offset partially by the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million); lower volume related to lower average receivables (about $120 million); higher net losses related to debt repurchases (about $60 million); and the non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($53 million).

Results of Ford Credit's operations and unallocated risk management for the second quarter of 2010 and 2009 are shown below (in millions):

	Second Quarter
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
North America operations	$831	$640	$191
International operations	77	(27)	104
Unallocated risk management*	(20)	33	(53)
Income/(Loss) before income taxes	888	646	242
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	332	233	99
Net income	$556	$413	$143
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects a lower provision for credit losses, lower residual losses on returned vehicles due to higher auction values, and lower operating costs.  These factors are offset partially by the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, lower volume, and higher net losses related to debt repurchases.  The improvement in pre-tax results for Ford Credit's International operations primarily reflects a lower provision for credit losses, higher financing margin, and lower losses on residual-based products, offset partially by lower volume.  The change in unallocated risk management reflects the non-recurrence of net gains related to market valuation adjustments to derivatives, primarily related to movements in interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	June 30, 2010	December 31, 2009	2010 Over/(Under) 2009
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$51.5	$56.3	$(4.8)
Wholesale	21.8	22.4	(0.6)
Other	2.6	2.4	0.2
Unearned interest supplements	(2.0)	(1.9)	(0.1)
Allowance for credit losses	(1.0)	(1.3)	0.3
Finance receivables, net	72.9	77.9	(5.0)
Net investment in operating leases	11.6	14.6	(3.0)
Total receivables – on-balance sheet (a)(b)	$84.5	$92.5	$(8.0)

Memo:
Total receivables – managed (c)	$86.5	$94.5	$(8.0)
Total receivables – serviced (d)	86.5	94.6	(8.1)
__________
(a)
At June 30, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $56.9 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in Ford Credit's financial statements.  In addition, at June 30, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of about $9 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in Ford Credit's financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  See Note 9 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $1.1 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million at December 31, 2009.

The decrease in receivables from year-end 2009 primarily reflects the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, lower industry and financing volumes in 2009 and 2010 compared with prior years, and changes in currency exchange rates.  At June 30, 2010, the Jaguar, Land Rover, and Mazda financing portfolio represented about 4% of Ford Credit's managed receivables and the Volvo financing portfolio represented about 2% of Ford Credit's managed receivables.  In the second quarter, we announced we will discontinue production of the Mercury brand in the fourth quarter of 2010.  At June 30, 2010, the Mercury financing portfolio represented about 3% of Ford Credit's managed receivables.  The percentages for all of these brands will decline over time.

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

	Second Quarter
	2010	2009	2010 Over/(Under) 2009
On-Balance Sheet
Charge-offs (in millions)	$86	$285	$(199)
Loss-to-receivables ratio	0.39%	1.09%	(0.70)	pts.

Memo:
Charge-offs – managed (in millions)	$86	$286	$(200)
Loss-to-receivables ratio – managed	0.39%	1.09%	(0.70)	pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Spain and Germany.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	June 30, 2010	December 31, 2009	2010 Over/(Under) 2009

Allowance for credit losses (in millions)	$1,104	$1,549	$(445)
Allowance as a percentage of end-of-period receivables	1.26%	1.61%	(0.35)	pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in the allowance for credit losses is consistent with the decrease in charge-offs and included $11 million for management's judgment regarding higher retail loss assumptions in Spain compared with historical trends used in Ford Credit's models.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million for management's judgment regarding higher worldwide retail installment and lease repossession assumptions and higher worldwide wholesale and dealer loan default assumptions.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  Based on all the factors Ford Credit considers, as of June 30, 2010 about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST HALF RESULTS OF OPERATIONS*

Our worldwide net income attributable to Ford Motor Company was $4.7 billion or $1.10 per share of Common and Class B Stock in the first half of 2010, an improvement of $3.9 billion from net income attributable to Ford Motor Company of $834 million or $0.30 per share of Common and Class B Stock in the first half of 2009.

Results by sector are shown below (in millions):

	First Half
	2010	2009	2010 Over/ (Under) 2009
Income/(Loss) before income taxes
Automotive sector	$3,292	$136	$3,156
Financial Services sector	1,690	443	1,247
Total Company	4,982	579	4,403
Provision for/(Benefit from) income taxes	301	(242)	543
Income/(Loss) from continuing operations	4,681	821	3,860
Income/(Loss) from discontinued operations	—	5	(5)
Net income/(loss)	4,681	826	3,855
Less: Income/(Loss) attributable to noncontrolling interests	(3)	(8)	5
Net income/(loss) attributable to Ford Motor Company	$4,684	$834	$3,850

The following table details special items in each category by sector (in millions):

	First Half – Income/(Loss)
Personnel and Dealer-Related Items:	2010	2009
Automotive Sector
Mercury discontinuation/U.S. dealer reductions	$(247)	$(93)
Personnel-reduction actions	(117)	(442)
Job Security Benefits/Transition Assistance Plan	32	314
Retiree health care and related charges	40	(288)
Total Personnel and Dealer-Related Items - Automotive sector	(292)	(509)
Other Items:
Automotive Sector
Net gains on debt reduction actions	40	4,655
Volvo held-for-sale impairment, cessation of depreciation and related charges*	282	(523)
Liquidation of foreign subsidiary – foreign currency translation impact	—	(281)
Investment impairment and related charges	—	(100)
Other	—	6
Total Other Items – Automotive sector	322	3,757
Financial Services Sector
DFO Partnership impairment	—	(141)
Gain on purchase of Ford Holdings debt securities	—	51
Total Other Items – Financial Services sector	—	(90)
Total	$30	$3,158
__________
*  First half 2010 includes operating profit of $102 million.

Included in Provision for/(Benefit from) income taxes are tax benefits of $189 million and $102 million for the first half of 2010 and 2009, respectively, that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above, and release of our valuation allowance related to our Canadian financial services operations.

___________
*	Amounts for 2009 have been adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and includes special items unless otherwise specifically noted.  Discussion of overall Automotive cost changes, including structural cost changes (e.g., manufacturing and engineering, pension/OPEB, overhead, etc.), is primarily at prior-year currency exchange rates and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at prior-year volume and mix.  Discussion of changes in currency exchange can refer to one or more of the following: (i) the impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, and (iii) the results of our foreign currency hedging activities.

AUTOMOTIVE SECTOR

Results of Operations

As detailed in Note 15 of the Notes to the Financial Statements, we now allocate all Automotive sector special items to a separate reconciling item, as opposed to allocating among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.  Results for prior periods herein are presented on the same basis.

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first half of 2010 and 2009 (in millions), with Volvo shown separately:

	First Half
	2010	2009	2010 Over/(Under) 2009
Ford North America	$3,151	$(1,564)	$4,715

Ford South America	488	149	339

Ford Europe	429	(528)	957

Ford Asia Pacific Africa	136	(124)	260

Volvo	—	(486)	486

Other Automotive	(942)	(559)	(383)

Total Automotive	3,262	(3,112)	6,374

Special Items	30	3,248	(3,218)

Total Automotive sector	$3,292	$136	$3,156

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first half of 2010 and 2009 are shown below:

	First Half
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$31.0	$20.7	$10.3	50%	1,206	808	398	49%

Ford South America	4.6	3.2	1.4	43	231	204	27	13

Ford Europe (c)	15.2	12.8	2.4	19	836	743	93	13

Ford Asia Pacific Africa (d)	3.4	2.4	1.0	42	398	277	121	44

Volvo	—	5.5	(5.5)	—	—	148	(148)	—
Total Automotive	54.2	44.6	9.6	22	2,671	2,180	491	23

Special Items - Volvo	7.2	—	7.2	—	191	—	191	—

Total Automotive Sector	$61.4	$44.6	$16.8	38	2,862	2,180	682	31
__________

(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
(b)
Wholesale unit volumes include all Ford brand units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local-brand vehicles produced by our Chinese unconsolidated affiliate JMC.  Revenue from certain vehicles in wholesale unit volumes (specifically, Ford brand vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) is not included in our revenue.  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes.

(c)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 25,000 and 21,000 units in the first half of 2010 and 2009, respectively.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 240,000 and 157,000 units in the first half of 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

The increase in sales for Total Automotive primarily reflects favorable volume and mix, net pricing, and changes in currency exchange.

Details of Automotive sector market share for selected markets for the first half of 2010 and 2009, along with the level of dealer stocks as of June 30, 2010 and 2009, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	16.7%	15.2%	1.5	pts.	405	344	61
South America (b) (c)	10.1	10.6	(0.5)		53	32	21
Europe (b) (d)	8.7	9.2	(0.5)		216	196	20
Asia Pacific Africa (e) (f)	2.2	2.3	(0.1)		79	50	29
Volvo – United States/Europe (d)	0.5/1.5	0.6/1.2	(0.1)/0.3		13/28	13/31	—/(3)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share is based, in part, on estimated vehicle registrations for the 19 European markets we track (described in "Item 1. Business" of our 2009 Form 10-K Report).
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector

Total Automotive.  The overall improvement in results for Total Automotive primarily reflects favorable volume and mix ($3.2 billion), net pricing ($2.1 billion), changes in currency exchange ($600 million), non-recurrence of Volvo operating results from 2009 ($500 million), and favorable cost changes ($200 million), offset partially by higher net interest expense ($300 million).  The favorable cost changes primarily reflect lower net product costs (primarily net material cost reductions, offset partially by higher commodity costs), offset partially by higher structural costs (primarily higher manufacturing and engineering to support volume and growth of our product plans).

Ford North America Segment.  The improvement in results primarily reflects favorable volume and mix, net pricing, and changes in currency exchange, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflect higher warranty costs (reflecting the non-recurrence of prior-year favorable warranty reserve adjustment) and higher structural costs (primarily manufacturing and engineering costs), offset partially by lower net product cost (primarily material cost reductions, offset partially by higher commodity costs).

Ford South America Segment.  The increase in earnings primarily reflects favorable net pricing and changes in currency exchange, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflect higher net product (primarily higher commodity costs) and structural costs.

Ford Europe Segment.  The improvement in results is more than explained by favorable cost changes, higher volume, and higher parts profit.  The favorable cost changes primarily reflect lower net product costs (including lower spending related to distressed suppliers and net material costs reductions) and lower warranty costs (primarily a warranty reserve adjustment that is not expected to reoccur), offset partially by higher structural costs (primarily manufacturing and engineering costs).

Ford Asia Pacific Africa Segment.  The improvement in results is more than explained by higher volume (primarily higher industry, including China), favorable changes in currency exchange, and favorable cost changes.

Other Automotive.  The decline in earnings reflects higher net interest expense and unfavorable fair market value adjustments (largely related to our investment in Mazda).

Volvo Segment.  The change in results reflects the non-recurrence of prior-year losses, based on the change in reporting to include Volvo results as special items in 2010.  If Volvo had continued to be reported in our operating results, we would have reported a first half profit of $102 million, representing a $588 million improvement compared to the first half of 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Results of Operations

As detailed in Note 15 of the Notes to the Financial Statements, we now allocate all Financial Services sector special items to a separate reconciling item, as opposed to allocating among the operating segments, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.  Results for prior periods herein are presented on the same basis.

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the first half of 2010 and 2009 are shown below:

	First Half
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$5.0	$6.4	$(1.4)	$1,716	$610	$1,106
Other Financial Services	0.2	0.2	—	(26)	(77)	51
Special Items	—	—	—	—	(90)	90
Total	$5.2	$6.6	$(1.4)	$1,690	$443	$1,247

Ford Credit

The increase in pre-tax earnings primarily reflects a lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $980 million); lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $580 million); higher financing margin primarily attributable to lower borrowing costs (about $80 million); and lower operating costs (about $70 million).  These factors are offset partially by lower volume related to lower average receivables (about $260 million); the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million); and higher net losses related to debt repurchases (about $80 million).

Results of Ford Credit's operations and unallocated risk management for the first half of 2010 and 2009 are shown below (in millions):
	First Half
	2010	2009	2010 Over/(Under) 2009
Income before income taxes
North America operations	$1,533	$595	$938
International operations	173	6	167
Unallocated risk management*	10	9	1
Income before income taxes	1,716	610	1,106
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	632	210	422
Net income	$1,084	$400	$684
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects a lower provision for credit losses, lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values, lower operating costs, and higher financing margin.  These factors are offset partially by the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, lower volume, and higher net losses related to debt purchases.  The increase in pre-tax earnings for Ford Credit's International operations primarily reflects a lower provision for credit losses, lower losses on residual-based products, and higher financing margin, offset partially by lower volume.  The change in unallocated risk management reflects higher net gains related to market valuation adjustments to derivatives primarily related to movements in interest rates.

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

	First Half
	2010	2009	2010 Over/(Under) 2009
On-Balance Sheet
Charge-offs (in millions)	$219	$617	$(398)
Loss-to-receivables ratio	0.49%	1.15%	(0.66 .	) pts

Memo:
Charge-offs – managed (in millions)	$219	$621	$(402)
Loss-to-receivables ratio – managed	0.49%	1.16%	(0.67	) pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Spain and Germany.

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

North America Retail Operating Lease Experience.  Ford Credit uses various statistics to monitor its residual risk:

●	Placement volume measures the number of leases Ford Credit purchases in a given period;
●	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
●	Return volume reflects the number of vehicles returned to Ford Credit by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for 98% of its total investment in operating leases at June 30, 2010 (in thousands, except for percentages):

	Second Quarter		First Half
	2010	2009	2010	2009
Placements	32	15	61	35
Terminations	125	118	222	204
Returns	88	101	160	176

Memo:
Return rates	70%	86%	72%	87%

The increase in placement volumes in the second quarter of 2010 primarily reflects higher industry volumes, higher Ford market share, and changes in Ford's marketing programs.  The increase in termination volumes primarily reflects higher placement volumes in 2007 and the first half of 2008.  The decrease in return volumes primarily reflects lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

In the first half of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant second quarter 2010 vehicle mix for lease terms comprising 56% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Second Quarter		First Half
	2010	2009	2010	2009
Returns
24-Month term	13	15	29	31
36-Month term	20	20	39	42
39-Month term/Other term	13	11	22	17
Total returns	46	46	90	90

Memo:
Return rates	65%	83%	68%	86%

Auction Values at Constant Second Quarter 2010 Vehicle Mix
24-Month term	$18,905	$17,795	$18,560	$17,065
36-Month term	16,175	14,595	15,875	13,995
Ford, Lincoln, and Mercury brand U.S. return volumes in second quarter 2010 were equal to the same period a year ago, primarily reflecting higher terminations, offset by a lower return rate (down 18 percentage points) consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  The increase in auction values at constant second quarter 2010 mix primarily reflected the overall auction value improvement in the used vehicle market.  Auction values, at constant second quarter 2010 mix, improved compared with first quarter 2010 for vehicles under 24-month and 36-month leases by $620 per unit and $630 per unit, respectively. The year-over-year improvement in auction values experienced in the first half of 2010 is not expected to continue to the same extent through the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES*

Automotive Sector

Our industry has been heavily impacted by the global economic crisis that began in 2008, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets, other economic factors, and the costs associated with transforming our business, put significant pressure on our Automotive liquidity.  While the economic environment has improved, recoveries in key markets are modest due to weak labor markets and tight credit.  We believe that our continued focus on delivering on our plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding.

Gross Cash.  Automotive gross cash includes cash and cash equivalents and net marketable securities.  In 2008, we reclassified out of our Automotive gross cash calculation the Temporary Asset Account ("TAA") securities related to our Retiree Health Care Settlement Agreement.  Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Cash and cash equivalents	$8.7	$12.8	$9.7	$11.2	$7.7	$6.1
Marketable securities (a)	13.2	12.5	15.2	9.7	13.5	9.3
Total cash and marketable securities	21.9	25.3	24.9	20.9	21.2	15.4
Securities in-transit (b)	—	—	—	(0.1)	—	—
UAW-Ford TAA/Other (c)	—	—	—	(0.4)	(0.3)	(2.3)
Gross cash	$21.9	$25.3	$24.9	$20.4	$20.9	$13.1
________
(a)
Included at June 30, 2010 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $314 million, the estimated fair value is $310 million.  Also included are Mazda marketable securities with a fair value of $463 million.  For similar data points for the other periods listed here, see our prior period financial reports.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(c)	Amount transferred to UAW-Ford TAA that, due to consolidation, was shown in Cash and cash equivalents and Marketable securities.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in the TAA and VEBA on gross cash, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, Automotive gross cash, and available funding sources.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash.  This differs from a cash flow statement presented in accordance with U.S. GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

___________
*	Amounts for 2009 and prior periods have been adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):
	Second Quarter		First Half
	2010 (a)	2009	2010	2009
Gross cash at end of period	$21.9	$20.4	$21.9	$20.4
Gross cash at beginning of period (b)	25.3	20.9	24.9	13.1
Total change in gross cash	$(3.4)	$(0.5)	$(3.0)	$7.3

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$2.1	$(1.1)	$3.3	$(3.1)
Capital expenditures	(1.0)	(1.0)	(1.9)	(2.1)
Depreciation and special tools amortization	1.0	1.1	1.9	2.0
Changes in receivables, inventories and trade payables	0.5	1.0	0.1	1.9
Other (b)	0.3	(0.7)	(0.3)	(2.4)
Subtotal	2.9	(0.7)	3.1	(3.7)
Up-front subvention payments to Ford Credit	(0.3)	(0.6)	(0.6)	(1.1)
Total operating-related cash flows	2.6	(1.3)	2.5	(4.8)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	(0.1)	(0.2)	(0.2)	(0.5)
Contributions to funded pension plans	(0.4)	(0.3)	(0.7)	(0.7)
Net effect of TAA/VEBA on gross cash (c)	—	(0.1)	—	1.9
Net receipts from Financial Services sector	—	—	0.5	0.3
Net proceeds from/(payments on) Automotive sector debt	(5.6)	(0.1)	(5.1)	9.8
Equity issuances, net (primarily related to the equity distribution agreement described below)	0.3	1.6	0.8	1.6
Other (d)	(0.2)	(0.1)	(0.8)	(0.3)
Total change in gross cash	$(3.4)	$(0.5)	$(3.0)	$7.3
__________
(a)	Except as noted, see note (d) below, 2010 data exclude Volvo.
(b)
In the second quarter of 2010, Other Operating-related cash flows were driven primarily by timing differences between the expensing of marketing and other accruals, and the payment of those expenses and in-transit receivables.

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

(d)	Second quarter 2010 primarily relates to the impact of currency exchange on our non-U.S. dollar cash balances.

Included within operating-related cash flows are cash flows related to changes in our working capital balances (i.e., trade receivables, trade payables, and inventories), and receivables and payables between the Automotive and Financial Services sectors associated primarily with the Automotive sector's vehicle wholesales.  These cash flows generally are subject to seasonal timing differences.  For example, we typically experience cash flow timing differences associated with inventories due to our annual December shutdown period, when inventories usually are at the lowest level of the year.  This drawdown of inventories creates significant cash inflows during the fourth quarter.  As production resumes in January, we replenish our inventory stocks and generally experience resulting cash outflows, reflected in "Changes in receivables, inventories and trade payables" in the table above.  Additionally, as a result of our December shutdown, Automotive receivables from the Financial Services sector, reflected in "Other" in first half Operating-related cash flows above, largely are collected by the end of the fourth quarter with a normal increase in the receivables balance in January as production resumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the second quarter and first half of 2010 and 2009 (in billions):

	Second Quarter		First Half
	2010 (a)	2009	2010 (a)	2009
Cash flows from operating activities of continuing operations (b)	$3.0	$(0.4)	$3.0	$(3.3)
Items included in operating-related cash flows
Capital expenditures	(1.0)	(1.0)	(1.9)	(2.1)
Net cash flows from non-designated derivatives	(0.1)	(0.2)	(0.2)	—
Items not included in operating-related cash flows
Cash impact of JSB/TAP accrual and personnel-reduction programs	0.1	0.2	0.2	0.5
Contributions to funded pension plans	0.4	0.3	0.7	0.7
Tax refunds, tax payments, and tax receipts from affiliates	—	—	—	(0.3)
Other (c)	0.2	(0.2)	0.7	(0.3)
Operating-related cash flows	$2.6	$(1.3)	$2.5	$(4.8)
__________
(a)	Except as noted, see note (c) below, 2010 data exclude Volvo.
(b)
Adjusted to reflect the reallocation of amounts previously displayed in "Net change in intersector receivables/payables and other liabilities" on our Sector Statement of Cash Flows.  These amounts are being reallocated from a single line item to the individual cash flow line items within operating, investing, and financing activities of continuing operations on our Sector Statement of Cash Flows.

(c)	2010 includes Volvo cash flows.

Equity and Equity-Linked Issuances.  On December 4, 2009, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we would offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales of Ford Common Stock under this agreement are expected to be made over time by means of ordinary brokers' transactions on the New York Stock Exchange at market prices or as otherwise agreed.  During the first half of 2010, we issued 49 million shares of Common Stock for an aggregate price of $569 million, which will be used for general corporate purposes.  Since inception through June 30, 2010 and August 4, 2010, under this agreement we issued 58.9 million and 64.1 million shares of Common Stock for an aggregate price of $665.7 million and $733.4 million, respectively.

Secured Credit Agreement.  At June 30, 2010, the revolving credit facility of our secured Credit Agreement totaled $8.1 billion, with $886 million maturing on December 15, 2011 and $7.2 billion maturing on November 30, 2013.  On April 6, 2010 we paid down $3 billion of the drawn amount of the revolving credit facility, bringing the utilized portion of the revolving credit facility to $5 billion (including $467 million to support letters of credit).  Also at June 30, 2010, term loans outstanding under the Credit Agreement totaled $5.2 billion.  On August 3, 2010, as required by the terms of the Credit Agreement, we used about $300 million of the net cash proceeds from the sale of Volvo Personvagnar AB (also known as Volvo Car Corporation) to partially pre-pay the term loans.  See our Current Report on Form 8-K filed August 2, 2010, for a discussion of the sale of Volvo.

Other Automotive Credit Facilities.  At June 30, 2010 we had $582 million of local credit facilities to foreign Automotive affiliates, of which $136 million has been utilized.  Of the $582 million committed credit facilities, $65 million expires in 2010, $155 million expires in 2013, and $362 million expires in 2014.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	June 30, 2010	December 31, 2009
Gross cash	$21.9	$24.9
Less:
Long-term debt	26.2	32.0
Debt payable within one year	1.1	1.6
Total debt	27.3	33.6
Net cash/(debt)	$(5.4)	$(8.7)

Memo: Liquidity*	$25.4	$25.6

*	Includes gross cash plus amounts available for draw under our secured Credit Agreement and other Automotive credit facilities.

See Note 9 of the Notes to the Financial Statements for our debt maturities table as of June 30, 2010 and additional debt disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Debt Reduction Actions.  In addition to the $3 billion payment on the drawn amount of the revolving credit facility described above, we undertook the following transactions during the first half of 2010, which further reduced our Automotive debt:

VEBA Trust Note Obligations:  Pursuant to a March 2008 settlement agreement, the UAW VEBA Trust was created to assume responsibility for providing retiree health care benefits to eligible Ford-UAW employees and their dependents, the cost of which would be funded with assets contributed by Ford.  The settlement was amended in March 2009 to create Notes A and B, which smoothed our payment obligations and gave us the option to use Ford Common Stock to make payments under Note B.  On December 31, 2009, we completed the transfer of assets, including Notes A and B, to the UAW VEBA Trust, and the trust assumed the retiree health care liabilities.  The combined carrying value of Notes A and B, which are non-interest bearing, after giving effect to the payments made on December 31, 2009 was $7 billion and $7.1 billion at December 31, 2009 and March 31, 2010, respectively.

On June 30, 2010, we made the scheduled payments on Notes A and B in cash totaling about $860 million.  In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust for cash the remaining outstanding principal amount of Note A (having a present value of $2.96 billion) at a price of 98% or $2.9 billion.  Of this amount, $1.6 billion was paid by Ford, and $1.3 billion was paid by Ford Credit.  Ford Credit then delivered to Ford the portion of Note A that it purchased in satisfaction of an existing intercompany tax liability owed to Ford.  As a result of these purchases, Note A has been retired in its entirety.  At June 30, 2010, the present value of the remaining principal payments outstanding of Note B was $3.6 billion.  The carrying value of Note B was $3.5 billion, representing $5.3 billion of the remaining principal net of $1.8 billion of unamortized debt discount.

In addition, subject to regulatory approval, the UAW VEBA Trust and Ford have amended Note B to provide us additional prepayment rights.  We were given a three-year right beginning in July 2010 to prepay from time to time (i.e., at the end of each month except May and June) for cash all or a portion of the outstanding principal amount of Note B at the contractual prepayment amount less a 5% discount for prepayments made prior to 2012, and less a 4% discount for prepayments made in 2012 and 2013.  Previously, we could prepay Note B at a 9% implied yield, and only on June 30th of each year.  We continue to have the ability to make regularly-scheduled payments on Note B in cash, in shares of Ford Common Stock, or a combination of cash and Common Stock, at our option, subject to certain conditions.

Trust Preferred Securities:  As announced on March 27, 2009, we elected to defer for up to 20 consecutive quarters future interest payments on our outstanding $3 billion principal amount of 6.5% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), which are the sole assets of a subsidiary trust ("Trust II").  As of June 30, 2010, Trust II had outstanding 6.5% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The March 2009 decision to defer interest was in accordance with the terms of the Subordinated Convertible Debentures, and resulted in the deferral of distributions on the Trust Preferred Securities in accordance with the terms of those securities.  On June 30, 2010, we paid in cash $255 million to the trustee of Trust II, which amount represented all of the accrued interest on the Subordinated Convertible Debentures which was previously deferred, together with interest on the deferred interest compounded quarterly at an annual rate of 6.5%.  This amount was paid by Trust II on July 15, 2010 to holders of the Trust Preferred Securities, thereby bringing current distributions on those securities.  In addition, we reinstated the quarterly interest payment on the Subordinated Convertible Debentures, and Trust II reinstated the quarterly distribution payment on the Trust Preferred Securities, starting with the payment due on July 15, 2010.

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and improve our balance sheet.  The actions described above are consistent with this priority.  Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to transform our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due, and provide a cushion within the uncertain global economic environment.  We will continue to look for opportunities to improve our balance sheet, primarily by working to improve our underlying business to generate positive Automotive operating-related cash flow that can be used to reduce debt as we continue to invest in the growth of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Debt.  At June 30, 2010, Ford Credit's debt was $88.5 billion compared with $96.3 billion at year-end 2009.  At June 30, 2010, unsecured long-term debt (including notes payable within one year) was down about $5 billion from year-end 2009, primarily reflecting about $7 billion of debt maturities, repurchases, and calls, offset partially by about $2 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 — $2 billion; 2011 — $10 billion; 2012 — $7 billion; and the remainder thereafter.  At June 30, 2010, asset-backed long-term debt (including notes payable within one year) was down about $2 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

Funding Strategy.  Ford Credit's funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance, committed funding capacity, and access to diverse funding sources.  Despite recent upgrades to its credit ratings, Ford Credit remains rated below investment grade.  As a result, securitization continues to represent a substantial portion of Ford Credit's funding mix as this market remains more cost effective than unsecured funding and allows Ford Credit access to a wider investor base.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  Additionally, in the second quarter of 2010, Ford Credit published notice of its intent to apply for a bank charter in Canada.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in Ford Credit's asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and legislation on Ford Credit's ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to Ford Credit's funding plan.  As a result, Ford Credit may need to further reduce the amount of finance receivables and operating leases it purchases or originates, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on our business until such rulemaking is complete.

One immediate impact of the Act, however, affected the U.S. public securitization markets by requiring consents of credit rating agencies for use of their credit ratings, as is required, in registration statements relating to public offerings of asset-backed securities in the United States when the offering is conditioned on a minimum rating.  The credit rating agencies were not willing to provide their consents, without which asset-backed securities could not be sold publicly in the United States.  In order to facilitate a transition for asset-backed issuers, on July 22, 2010, the SEC granted "no-action" relief by allowing omission of the required credit rating disclosure for a temporary period until January 24, 2011.  It is uncertain whether the credit rating agencies will be willing to provide their necessary consents after the expiration of the no-action relief and, if not, whether any further regulatory or legislative relief will be available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2010, Ford Credit had committed capacity totaling about $34 billion, about the same as year-end 2009.  Ford Credit added about $2 billion of net incremental capacity in the second quarter of 2010 as several of its key relationship banks provided committed facilities to support a variety of markets and asset classes.  Ford Credit also renewed about $12 billion of committed capacity, including the renewal of its asset-backed commercial paper program ("FCAR") 364-day and multi-year lines, which were extended for the first time since 2007 and are now three-year facilities.  Ford Credit's renewal strategy is to optimize capacity and maintain sufficient liquidity to protect its global funding needs.  Most of Ford Credit's asset-backed committed facilities enable it to obtain term funding up to the time that the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as the underlying assets liquidate.  Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF"):  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At June 30, 2010, the outstanding balance of Ford Credit's TALF-eligible asset-backed securities was $9.1 billion, compared with $8.1 billion at December 31, 2009, reflecting issuance of $2.3 billion in the first quarter of 2010 offset partially by amortization of $1.3 billion in the first half of 2010.  The outstanding balance of Ford Credit's TALF-eligible asset-backed securities will decline as the debt continues to amortize and no new securities are issued.

European Central Bank ("ECB") Open Market Operations:  FCE is eligible to access liquidity through the ECB's open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  During 2010, FCE has not accessed the ECB's open market operations program for any incremental funding.  At June 30, 2010, FCE had $650 million of funding from the ECB relating to asset-backed securities and other marketable securities down from $1.8 billion at December 31, 2009.  The outstanding balance has reduced due to amortization of the debt and sale of notes in the secondary markets previously posted as collateral for ECB funding.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances in 2009 and through August 4, 2010, and its planned issuances for 2010 (in billions):

	2010
	Full Year Forecast	Through August 4	Actual 2009
Public Term Funding
Unsecured	$4 –6	$4	$5
Securitization transactions (a)	10 – 12	8	15
Total public term funding	$14 – 17	$12	$20

Private Term Funding (b)	$7 –11	$5	$11
__________
(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's FCAR program.

Through August 4, 2010, Ford Credit completed about $12 billion of public term funding transactions, including about $4 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe; about $3 billion of wholesale asset-backed securitization transactions in the United States and Canada; $1.5 billion of lease asset-backed securitization transactions in the United States; and about $4 billion of unsecured issuances in the United States and Europe.

Through August 4, 2010, Ford Credit completed about $5 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions in the United States and Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	June 30, 2010	December 31, 2009
Cash, cash equivalents, and marketable securities (a)	$17.4	$17.3

Committed liquidity programs	23.9 (b)	23.2
Asset-backed commercial paper	9.0 (b)	9.3
Credit facilities	1.1	1.3
Committed capacity	34.0	33.8
Committed capacity and cash	51.4	51.1
Less: Capacity in excess of eligible receivables	(7.2)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(5.2)	(5.2)
Liquidity	39.0	39.4
Less: Utilization	(18.3)	(18.3)
Liquidity available for use	$20.7	$21.1
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Capacity as of July 1, 2010.

At June 30, 2010, committed capacity and cash shown above totaled $51.4 billion, of which about $39 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7.2 billion and cash required to support on-balance sheet securitization transactions of $5.2 billion).  At June 30, 2010, $18.3 billion was utilized, leaving $20.7 billion available for use (including $12.2 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities, and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

At June 30, 2010, Ford Credit's liquidity available for use was about $400 million lower than at year-end 2009.  Liquidity available for use was 24% of managed receivables, compared with 22% at year-end 2009.  In addition to the $20.7 billion of liquidity available for use, $7.2 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to alternate markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2010, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $17.4 billion, compared with $17.3 billion at year-end 2009.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs.  Cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. and non-U.S. government securities, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's on-balance sheet securitization transactions of $5.2 billion at June 30, 2010 and December 31, 2009.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively repurchase its unsecured debt on the open market.  In the second quarter of 2010, Ford Credit repurchased $1.5 billion and called about $200 million of its near-term unsecured debt maturities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $23.9 billion at July 1, 2010 ($10.7 billion retail, $8.8 billion wholesale and $4.4 billion supported by various retail, lease or wholesale assets) of which $7.1 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.2 billion having maturities within the next twelve months (of which $5.4 billion relates to FCE commitments), and the remaining balance having maturities between September 2011 and March 2013.  Ford Credit plans to achieve capacity renewals necessary to maintain sufficient liquidity to protect its global funding needs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates.  At July 1, 2010, $11.1 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Asset-Backed Commercial Paper.  At July 1, 2010, Ford Credit had about $9 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $4.3 billion expire in 2011, $355 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of the outstanding balance.  At July 1, 2010, about $9 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities.  At July 1, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Credit Facilities.  At July 1, 2010, Ford Credit and its majority-owned subsidiaries, including FCE, had over $1 billion of contractually-committed unsecured credit facilities with financial institutions.  Ford Credit had $487 million available for use, of which $431 million expire in 2011 and $56 million expire in 2012.  Almost all of Ford Credit's contractually-committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	June 30, 2010	December 31, 2009
Total debt	$88.5	$96.3
Equity	10.9	11.0
Financial statement leverage (to 1)	8.1	8.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	June 30, 2010	December 31, 2009
Total debt	$88.5	$96.3
Securitized off-balance sheet receivables outstanding	—	0.1
Retained interest in securitized off-balance sheet receivables	—	—
Adjustments for cash, cash equivalents, and marketable securities (a)	(17.4)	(17.3)
Adjustments for derivative accounting (b)	(0.4)	(0.2)
Total adjusted debt	$70.7	$78.9

Equity	$10.9	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.8	$10.8
Managed leverage (to 1)	6.6	7.3
__________
(a)           Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At June 30, 2010, Ford Credit's managed leverage was 6.6 to 1, compared with 7.3 to 1 at December 31, 2009.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In the second quarter of 2010, Ford Credit did not pay a distribution to its parent.

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

	June 30, 2010		December 31, 2009
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations (a)	$65.9		$74.8
Cash, cash equivalents, and marketable securities to be used only to support the on-balance sheet securitizations	5.2	(b)	5.2
Debt payable only out of collections on the underlying securitized assets and related enhancements	49.4		52.9
__________
(a)
Before allowance for credit losses of about $600 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively.  Excludes about $400 million and $0 in finance receivables related to Volvo Auto Bank at June 30, 2010 and December 31, 2009, respectively.

(b)  Included are marketable securities totaling $141 million, which are pledged as collateral in a funding arrangement with the ECB.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity/(Deficit).  At June 30, 2010, Total equity/(deficit) attributable to Ford Motor Company was negative $3.6 billion, an improvement of $4.2 billion compared with December 31, 2009.  The improvement is more than explained by favorable changes in Retained earnings (primarily related to first half 2010 net income attributable to Ford) and favorable changes in Capital in excess of par value of stock (primarily equity issuances), offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) (see Note 17 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company).

Changes in Credit Ratings.  Our short- and long-term debt is rated by four credit rating agencies designated NRSROs by the SEC:

●	DBRS Limited ("DBRS");
●	Fitch, Inc. ("Fitch");
●	Moody's Investors Service, Inc. ("Moody's"); and
●	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 ("First Quarter 2010 Form 10-Q Report"):

Ford
On May 18, 2010, Moody's upgraded Ford's Corporate Family Rating ("CFR") to B1 from B2, the secured credit facility rating to Ba1 from Ba2 and the senior unsecured debt rating to B2 from B3.  The ratings outlook is stable.

On August 2, 2010, S&P raised its corporate credit rating on Ford to B+ from B-, the senior secured debt issues to BB from B-, and the unsecured debt issues to B from CCC.  The outlook is positive.

On August 3, 2010, DBRS upgraded Ford's Issuer Rating to BB(low) from B, the senior secured credit facilities rating to BB(high) from BB(low) and the long-term debt rating to B from CCC(high).  The trend on the ratings is stable.

On August 6, 2010, Fitch upgraded Ford's issuer default rating to BB- from B, the senior secured rating to BB+ from BB and the unsecured rating to B from CCC. The outlook is stable.

Ford Credit
On May 18, 2010, Moody's upgraded Ford Credit's CFR and senior debt rating to Ba3 from B1.  The ratings outlook is stable.

On August 2, 2010, S&P raised its corporate credit rating on Ford Credit to B+ from B- and the rating on Ford Credit's senior unsecured debt to B+ from B-.  The outlook is positive.

On August 3, 2010, DBRS upgraded Ford Credit's issuer and long-term debt ratings to BB from B(high).  The trend on the ratings is stable.

On August 6, 2010, Fitch upgraded Ford Credit's issuer default rating to BB- from B. The outlook is stable.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB (low)	B	BB (high)	Stable	BB	R-4	Stable
Fitch	BB-	B	BB+	Stable	BB-	B	Stable
Moody's	B1	B2	Ba1	Stable	Ba3	NP	Stable
S&P	B+	B	BB	Positive	B+ *	NR	Positive
__________
*  S&P assigns FCE a long-term senior unsecured rating of BB-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We are encouraged by our momentum, and we continue to believe that our plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team to leverage our global resources – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2009 10-K Report, First Quarter 2010 Form 10-Q Report, and updates thereto in this Report.

Our projected vehicle production is as follows:

	Third Quarter 2010 (in thousands)
	Vehicle Unit Production*	Over/(Under) Third Quarter 2009
Ford North America	570	80
Ford South America	133	18
Ford Europe	356	(29)
Ford Asia Pacific Africa	213	60
Total	1,272	129
_________
*     Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year increase in planned third quarter 2010 production reflects continuing strong customer demand for our products, maintenance of competitive stock levels, and the non-recurrence of prior-year stock reductions.  Our third quarter production plan is 171,000 units lower than second quarter 2010 actual production, reflecting normal seasonality of demand and planned vacation shutdowns that generally are used to prepare for production of new models.  Fourth quarter 2010 planned production levels also will be affected by planned holiday shutdowns and new product changeovers for vehicles such as the new Ford Focus and Explorer.  Overall, our planned third and fourth quarter production schedule is lower than the first half but consistent with normal seasonality and our strategy to match supply with demand.

Our planning assumptions for 2010 and first half results include the following:

Industry Volume (a)	Full-Year Plan	First Half 2010	Full-Year Outlook
(million units)
–United States	11.5 – 12.5	11.4	11.5 – 12.0
–Europe (b)	13.5 – 14.5	15.4	14.5 – 15.0

Operational Metrics
Compared with prior year:
–Quality	Improve	Improved	On Track
–Automotive Structural Costs (c)	Somewhat Higher	$350 Million Higher	About $1 Billion Higher
–U.S. Market Share (Ford, Lincoln, and Mercury)	Equal / Improve	16.7%	Improve
–U.S. Share of Retail Market (d)	Equal / Improve	14.1%	Improve
–Europe Market Share (b)	Equal	8.7%	About Equal to First Half 2010
Absolute amount:
–Automotive Operating-Related Cash Flow (e)	Positive	$2.5 Billion	On Track
–Capital Spending	$4.5 Billion to $5 Billion	$1.9 Billion	About $4.5 Billion
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
(d)           Estimate.
(e)           See "Liquidity and Capital Resources" discussion above for reconciliation to U.S. GAAP.

The global economic recovery continued in the second quarter of 2010, and we expect a modest pace of growth to be sustained.  We see market recoveries in Asia moderating, although the markets remain strong.  We continue to see relatively weak growth in consumer spending in the United States and Europe, reflecting weak labor markets and tight credit conditions, which are improving slowly.  We expect the debt crisis in Europe to generate significant fiscal tightening, which likely will slow near-term growth.  Central banks around the world are beginning to wind down many of the special lending programs that were implemented at the height of the recent financial crisis, although low interest rates in the United States and Europe continue to support economic growth.  In China, India, and Brazil, strong rates of growth earlier this year have generated some tightening of monetary policy to contain inflationary pressures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Although the global business environment remains challenging, we expect global growth to continue.  We expect global industry volume for full-year 2010 to exceed the 2009 level of 65 million units by 5 percent to 10 percent.  Many scrappage and other government incentive programs are ending, primarily in European markets, but the impact on global volume is expected to be offset by year-over-year gains in China, India, the United States, and Brazil as well as other emerging markets.

Looking at our planning assumptions, we have tightened the range of our industry outlook based on our assessment of the first half of the year.  We now expect full-year U.S. industry volume to be in the range of 11.5 million to 12 million units.  We expect full-year industry volume for the 19 markets we track in Europe to be in the range of 14.5 million to 15 million units, reflecting a stronger-than-expected first half offset by a weaker second half.  As noted above, we expect our Automotive structural costs to be about $1 billion higher than last year to support growth and key product introductions, although our cost structure continues to improve as a percentage of revenue.  Commodity prices remain significantly higher than last year's low levels, and we expect year-over-year commodity costs to be about $1 billion higher.  Our first half 2010 commodity costs were about $400 million higher than the same period a year ago.

We expect our full-year U.S. market share to improve.  We now expect our full-year market share in Europe to be about equal to the first half of 2010, which is lower than 2009, reflecting our decision to limit increases in incentives in the region.  We expect capital spending for the year to be about $4.5 billion to support our product plan as we continue to realize efficiencies from our global product development processes.

We recently announced the discontinuation of our Mercury brand, and we expect the first half cost of $247 million associated with Mercury discontinuation and total U.S. dealer reductions to be somewhat less than half of the total charges anticipated for these actions during the 2010 – 2011 period.

As reported, we completed the sale of Volvo and related assets to Geely on August 2, 2010.  The purchase price agreed to in March 2010 was $1.8 billion, with $200 million to be paid in the form of a note and the balance of the proceeds to be paid in cash, with the cash portion subject to customary purchase price adjustments.  In accordance with the terms of the stock purchase agreement, at closing Geely paid $1.3 billion and issued the note in the amount of $200 million.  The estimated purchase price adjustments used at closing (relating to estimated pension liabilities, debt, cash and working capital balances) are expected to be finalized and settled following final true-up of the purchase price adjustments later this year.  The final true-up is expected to result in additional proceeds to Ford.  From the net cash proceeds received at closing, we used about $300 million to repay term loan lenders as required by our Credit Agreement.  For additional discussion of completion of the sale of Volvo, see our Current Report on Form 8-K dated August 2, 2010.

We now expect Ford Credit's full-year 2010 profits to be higher than its 2009 profits.  We expect Ford Credit's profits for the second half of 2010 to be lower than its profits for the first half of 2010, reflecting smaller improvements in the provision for credit losses and depreciation expense for leased vehicles compared with the improvements experienced in the first half.  At year-end 2010, Ford Credit anticipates managed receivables to be in the range of $80 billion to $90 billion.  Ford Credit also expects to pay distributions of about $2 billion in 2010, including the cash distribution of $500 million made during the first quarter.  Ford Credit will continue to assess its ability to make future distributions based on its available liquidity and managed leverage objectives.

Overall, we expect to have solid financial results in the second half, continuing to exceed the expectations we had earlier in the year.  As in most years, our first half results will be stronger than the second half reflecting normal seasonality, including lower volumes related to planned shutdowns and product launches.  This year, we also expect higher investment and costs in the second half to support growth and key product introductions, as well as higher commodity costs and smaller reductions in reserves at Ford Credit as discussed above.  We are on track to deliver solid profits in 2010 with positive Automotive operating-related cash flow.

For 2011, based on our present planning assumptions, we expect continued improvement in total Company profitability and Automotive operating-related cash flow.  This includes expected improvement in our Automotive operations, driven primarily by the growing strength of our global products, continued cost structure improvements, and gradual strengthening of the global economy.  We expect Ford Credit to continue to be solidly profitable for 2011 but at a lower level than 2010, primarily reflecting our expectation that reductions in lease depreciation expense and credit loss reserves will not recur at the same magnitude as in 2010.  In addition, by the end of 2011, we expect to move from an Automotive net debt position to net cash position.

Going forward, we will continue to focus on profitably growing our business, particularly in emerging markets such as China and India.  We also will continue to focus on improving our overall cost structure and achieving competitive costs while strengthening further our operational excellence, and on taking actions to strengthen our balance sheet and return to investment grade.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors;
•	Decline in market share;
•	Lower-than-anticipated market acceptance of new or existing products;
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
•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements or other factors;

•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles; and
•	New or increased credit, consumer, or data protection or other laws or regulations resulting in higher costs and/or additional financing restrictions.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses.  A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence.  We generally consider cumulative pre-tax losses in the three-year period ending with the current quarter to be significant negative evidence regarding future profitability.  We also consider the strength and trend of earnings, as well as other relevant factors.  In certain circumstances, historical information may not be as relevant due to changes in our business operations;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis.  In 2006, our net deferred tax position in the United States changed from a net deferred tax liability position to a net deferred tax asset position.  In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative financial reporting losses in then-recent periods and the positive evidence of future reversals of existing temporary differences.  Although a sizable portion of our North American losses in then-recent years were the result of charges incurred for restructuring actions, impairments, and other special items, even without these charges we still would have incurred significant operating losses.  Accordingly, we considered our pattern of then-recent losses to be relevant to our analysis.  Considering this pattern of then-recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance.  As a result of our assessment, we concluded that the net deferred tax assets of our U.S. entities required a full valuation allowance.  We also recorded a full valuation allowance on the net deferred tax assets of certain foreign entities, such as Germany, Canada, and Spain, as the realization of these foreign deferred tax assets are reliant upon U.S.-source taxable income.

At December 31, 2006, we reported a $7.3 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of the revised standard on accounting for defined benefit pension and other postretirement benefit plans).  During 2007, we recorded an additional valuation allowance of $700 million.  Losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.3 billion at December 31, 2008.  The valuation allowance increased by $100 million in 2009, which reflects a $1.1 billion increase related to charges to other comprehensive income, partially offset by a $1 billion decrease as a result of operating profits.  At June 30, 2010, the valuation allowance decreased to $15.7 billion, primarily reflecting a $1 billion decrease due to operating income in the first six months; the remaining decrease primarily relates to the sale of our Volvo operations.

A sustained period of profitability in our North America operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable during the first six months of 2010, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we currently do not anticipate a change in judgment regarding the need for a full valuation allowance in 2010.  The consumption of tax attributes to offset expected operating profits during 2010, however, would reduce the overall level of deferred tax assets subject to valuation allowance.

At June 30, 2010 and December 31, 2009 our net deferred tax assets, net of the valuation allowances of $15.7 billion and $17.4 billion, respectively, were $1.2 billion and $1.1 billion, respectively.  Unlike our U.S. operations where, considering the pattern of relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at June 30, 2010 and December 31, 2009, we recognized a net deferred tax asset of $1.1 billion and $1.5 billion, respectively, in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  If in the future FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

There are no applicable accounting standards issued but not yet adopted to report this period.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Report for the periods ended June 30, 2010 and 2009 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2010 was a liability of $28 million, compared to a liability of $39 million as of December 31, 2009.  The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $7 million at June 30, 2010, compared with a decrease of $20 million at December 31, 2009.  If adjustments for credit risk were to be included, the decrease would be smaller.

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk)  as of June 30, 2010 was a liability of approximately $66 million compared to a net fair value liability of $26 million as of December 31, 2009.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be approximately $468 million at June 30, 2010 and $622 million as of December 31, 2009.  If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow.  Under this model, Ford Credit estimates that at June 30, 2010, all else constant, such an increase in interest rates would increase pre-tax cash flow by $2 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2010, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Dearborn Research and Engineering Center (previously reported on page 35 of our 2009 Form 10-K Report and on page 70 of our First Quarter 2010 Form 10-Q Report).  In August 2009, our Dearborn Research and Engineering Center ("R&E Center") received a notice of violation from the Michigan Department of Natural Resources and Environment ("MDNRE") alleging that the R&E Center exceeded fuel usage limitations at its engine test facility, and did not properly certify compliance with its air permit.  We have taken appropriate corrective actions, and resolved the matter with the MDNRE through an administrative consent order that includes a penalty of $80,640.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2010, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 through April 30, 2010	—	$—	—	**
May 1, 2010 through May 31, 2010	—	—	—	**
June 1, 2010 through June 30, 2010	8,402	10.08	—	**
Total/Average	8,402	10.08	—	**

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

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy

U. S. Requirements – "One National Standard" for Model Years 2012-2016. As previously disclosed, Ford supports a national approach to the regulation of greenhouse gas ("GHG") emissions.  A number of entities, however, have filed petitions for review of the EPA's motor vehicle greenhouse gas rules in the U.S. Court of Appeals for the District of Columbia Circuit.  These petitions appear to reflect concerns that, under the EPA's interpretation of the Clean Air Act, the motor vehicle regulations also trigger certain requirements to control GHG emissions from stationary sources.  The major automotive trade associations in the United States – the Alliance of Automobile Manufacturers (of which Ford is a member) and the Association of International Automobile Manufacturers – have filed motions to intervene in the litigation, largely to participate in any review that may impact the regulation of mobile source emissions or motor vehicle fuel economy.

U. S. Requirements – Federal and California Standards for Model Years 2017 and Beyond. In May 2010, the Obama Administration held an event announcing a commitment among various stakeholders to work toward the development of harmonized federal GHG and fuel economy standards for the 2017-2025 model years.  The EPA and NHTSA are planning to issue a "statement of intent" outlining their proposed standards by September 2010, with rulemaking to follow.  On a parallel path, the California Air Resources Board ("CARB") is in the process of developing its own post-2017 greenhouse gas standards; it currently is planning to hold a hearing on its proposal in February 2011.  To date, there is no commitment by CARB to defer to the post-2017 federal standards, as it has done for the 2012-2016 period.

Fuel Quality and Content

European Requirements.  In general, the use of automotive fuel derived from biomass is increasing in the European Union ("EU"), primarily driven by the desire to reduce carbon emissions.  Fuel content requirements have been amended to allow "B5" diesel (including up to 5% biomass-based fuel) and "E5" gasoline (including up to 5% ethanol).  Several European countries are moving forward with the introduction of "E10" gasoline (including up to 10% ethanol), and considering "B7" diesel (including up to 7% biomass-based fuel).  In parallel, a renewable energy directive sets out a 2020 target of 10% renewable energy.  There is the risk that the national implementation of this EU directive may lead to non-harmonized solutions with some member states opting for much higher gasoline and diesel blendings, leading to additional costs in engine development.  The EU Commission, the automotive industry and the oil industry are engaged in establishing a set of potential fuel scenarios and assessing technological compliance capability.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	August 6, 2010	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX
Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated August 6, 2010 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.*
__________

*     Submitted electronically with this Report.