Form 10-Q
period 2010-09-30
FORD MOTOR CO
filed 2010-11-08
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the registrant had outstanding 3,401,803,026 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 86.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2010 and 2009
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$27,592	$27,250	$89,050	$71,840
Financial Services revenues	2,301	3,022	7,476	9,632
Total sales and revenues	29,893	30,272	96,526	81,472

Costs and expenses
Automotive cost of sales	24,233	24,817	77,200	69,576
Selling, administrative and other expenses	2,654	3,005	8,880	9,807
Interest expense	1,469	1,613	4,806	5,213
Financial Services provision for credit and insurance losses	(36)	125	(208)	946
Total costs and expenses	28,320	29,560	90,678	85,542

Automotive interest income and other non-operating income/(expense), net (Note 11)	88	161	336	5,175
Financial Services other income/(loss), net (Note 11)	108	131	301	431
Equity in net income/(loss) of affiliated companies	118	108	384	155
Income/(Loss) before income taxes	1,887	1,112	6,869	1,691
Provision for/(Benefit from) income taxes	199	99	500	(143)
Income/(Loss) from continuing operations	1,688	1,013	6,369	1,834
Income/(Loss) from discontinued operations	—	—	—	5
Net income/(loss)	1,688	1,013	6,369	1,839
Less: Income/(Loss) attributable to noncontrolling interests	1	16	(2)	8
Net income/(loss) attributable to Ford Motor Company	$1,687	$997	$6,371	$1,831

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$1,687	$997	$6,371	$1,826
Income/(Loss) from discontinued operations	—	—	—	5
Net income/(loss)	$1,687	$997	$6,371	$1,831

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 14)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.49	$0.31	$1.87	$0.63
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.49	$0.31	$1.87	$0.63
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.43	$0.29	$1.61	$0.61
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.43	$0.29	$1.61	$0.61

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2010 and 2009
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$27,592	$27,250	$89,050	$71,840
Costs and expenses
Cost of sales	24,233	24,817	77,200	69,576
Selling, administrative and other expenses	2,025	1,956	6,669	6,021
Total costs and expenses	26,258	26,773	83,869	75,597
Operating income/(loss)	1,334	477	5,181	(3,757)

Interest expense	415	301	1,475	1,129

Interest income and other non-operating income/(expense), net (Note 11)	88	161	336	5,175
Equity in net income/(loss) of affiliated companies	119	105	376	289
Income/(Loss) before income taxes — Automotive	1,126	442	4,418	578

FINANCIAL SERVICES
Revenues	2,301	3,022	7,476	9,632
Costs and expenses
Interest expense	1,054	1,312	3,331	4,084
Depreciation	426	862	1,580	3,261
Operating and other expenses	203	187	631	525
Provision for credit and insurance losses	(36)	125	(208)	946
Total costs and expenses	1,647	2,486	5,334	8,816

Other income/(loss), net (Note 11)	108	131	301	431
Equity in net income/(loss) of affiliated companies	(1)	3	8	(134)
Income/(Loss) before income taxes — Financial Services	761	670	2,451	1,113

TOTAL COMPANY
Income/(Loss) before income taxes	1,887	1,112	6,869	1,691
Provision for/(Benefit from) income taxes	199	99	500	(143)
Income/(Loss) from continuing operations	1,688	1,013	6,369	1,834
Income/(Loss) from discontinued operations	—	—	—	5
Net income/(loss)	1,688	1,013	6,369	1,839
Less: Income/(Loss) attributable to noncontrolling interests	1	16	(2)	8
Net income/(loss) attributable to Ford Motor Company	$1,687	$997	$6,371	$1,831

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$1,687	$997	$6,371	$1,826
Income/(Loss) from discontinued operations	—	—	—	5
Net income/(loss)	$1,687	$997	$6,371	$1,831

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 14)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.49	$0.31	$1.87	$0.63
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.49	$0.31	$1.87	$0.63
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.43	$0.29	$1.61	$0.61
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.43	$0.29	$1.61	$0.61

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$17,992	$20,894
Marketable securities	26,156	21,387
Finance receivables, net (Note 5)	70,486	76,996
Other receivables, net	8,368	7,257
Net investment in operating leases	13,010	17,270
Inventories (Note 6)	6,855	5,041
Equity in net assets of affiliated companies	2,676	2,428
Net property	22,956	22,637
Deferred income taxes	2,201	3,479
Net intangible assets (Note 8)	123	165
Assets of held-for-sale operations (Note 13)	—	7,618
Other assets	6,255	6,868
Total assets	$177,078	$192,040

LIABILITIES
Payables	$17,374	$14,301
Accrued liabilities and deferred revenue	43,726	46,144
Debt (Note 10)	116,691	131,635
Deferred income taxes	1,027	2,421
Liabilities of held-for-sale operations (Note 13)	—	5,321
Total liabilities	178,818	199,822

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,413 million shares issued)	34	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	18,190	16,786
Accumulated other comprehensive income/(loss)	(12,609)	(10,864)
Treasury stock	(161)	(177)
Retained earnings/(Accumulated deficit)	(7,228)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 18)	(1,773)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 18)	33	38
Total equity/(deficit) (Note 18)	(1,740)	(7,782)
Total liabilities and equity	$177,078	$192,040
__________
The following table includes assets to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 7 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$4,412	$4,922
Finance receivables, net	53,298	57,353
Other receivables, net	20	34
Net investment in operating leases	6,783	10,246
Inventories	26	106
Net property	31	154
Other assets	25	56
LIABILITIES
Payables	23	23
Accrued liabilities and deferred revenue	327	560
Debt	43,394	46,167

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$9,040	$9,762
Marketable securities	14,848	15,169
Total cash and marketable securities	23,888	24,931
Receivables, net	4,049	3,378
Inventories (Note 6)	6,855	5,041
Deferred income taxes	396	479
Net investment in operating leases	2,098	2,208
Other current assets	817	688
Current receivable from Financial Services	1,497	2,568
Total current assets	39,600	39,293
Equity in net assets of affiliated companies	2,549	2,307
Net property	22,799	22,455
Deferred income taxes	4,801	5,660
Net intangible assets (Note 8)	123	165
Assets of held-for-sale operations (Note 13)	—	7,618
Other assets	2,008	1,620
Non-current receivable from Financial Services	558	—
Total Automotive assets	72,438	79,118
Financial Services
Cash and cash equivalents	8,952	11,132
Marketable securities	11,537	6,864
Finance receivables, net (Note 5)	74,807	80,885
Net investment in operating leases	10,912	15,062
Equity in net assets of affiliated companies	127	121
Other assets	3,843	5,048
Total Financial Services assets	110,178	119,112
Intersector elimination	(2,286)	(3,224)
Total assets	$180,330	$195,006
LIABILITIES
Automotive
Trade payables	$14,319	$11,607
Other payables	1,658	1,458
Accrued liabilities and deferred revenue	18,193	18,138
Deferred income taxes	2,199	3,091
Debt payable within one year (Note 10)	1,257	1,638
Total current liabilities	37,626	35,932
Long-term debt (Note 10)	25,100	31,972
Other liabilities	21,404	23,132
Deferred income taxes	396	561
Liabilities of held-for-sale operations (Note 13)	—	5,321
Total Automotive liabilities	84,526	96,918
Financial Services
Payables	1,397	1,236
Debt (Note 10)	90,563	98,671
Deferred income taxes	1,684	1,735
Other liabilities and deferred income	4,131	4,884
Payable to Automotive	2,055	2,568
Total Financial Services liabilities	99,830	109,094
Intersector elimination	(2,286)	(3,224)
Total liabilities	182,070	202,788
EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,413 million shares issued)	34	33
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	18,190	16,786
Accumulated other comprehensive income/(loss)	(12,609)	(10,864)
Treasury stock	(161)	(177)
Retained earnings/(Accumulated deficit)	(7,228)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company (Note 18)	(1,773)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests (Note 18)	33	38
Total equity/(deficit) (Note 18)	(1,740)	(7,782)
Total liabilities and equity	$180,330	$195,006

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2010 and 2009
(in millions)

	First Nine Months
	2010	2009
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$10,238	$15,081

Cash flows from investing activities of continuing operations
Capital expenditures	(2,946)	(2,990)
Acquisitions of retail and other finance receivables and operating leases	(21,594)	(21,214)
Collections of retail and other finance receivables and operating leases	29,075	31,713
Purchases of securities	(79,096)	(61,142)
Sales and maturities of securities	74,627	56,639
Settlements of derivatives	(234)	451
Proceeds from sale of businesses	1,318	380
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(456)	—
Cash change due to deconsolidation of joint ventures	—	(343)
Other	(74)	(622)
Net cash (used in)/provided by investing activities	620	2,872

Cash flows from financing activities of continuing operations
Sales of Common Stock	1,230	2,270
Changes in short-term debt	(908)	(5,586)
Proceeds from issuance of other debt	25,804	35,641
Principal payments on other debt	(39,701)	(45,998)
Other	5	(780)
Net cash (used in)/provided by financing activities	(13,570)	(14,453)

Effect of exchange rate changes on cash	(190)	503
Cumulative correction of Financial Services prior period error	—	(630)

Net increase/(decrease) in cash and cash equivalents	$(2,902)	$3,373

Cash and cash equivalents at January 1	$20,894	$21,804
Net increase/(decrease) in cash and cash equivalents	(2,902)	3,373
Cash and cash equivalents at September 30	$17,992	$25,177

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2010 and 2009
(in millions)

	First Nine Months 2010		First Nine Months 2009
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$4,625	$3,500	$(959)	$5,367

Cash flows from investing activities of continuing operations
Capital expenditures	(2,932)	(14)	(2,976)	(14)
Acquisitions of retail and other finance receivables and operating leases	—	(21,496)	—	(21,214)
Collections of retail and other finance receivables and operating leases	—	29,075	—	31,824
Net (acquisitions)/collections of wholesale receivables	—	715	—	9,435
Purchases of securities	(41,262)	(38,026)	(40,655)	(22,135)
Sales and maturities of securities	41,830	33,415	35,913	21,128
Settlements of derivatives	(277)	43	(52)	503
Proceeds from sale of businesses	1,318	—	6	374
Investing activity (to)/from Financial Services	1,374	—	115	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(456)	—	—	—
Cash change due to deconsolidation of joint ventures	—	—	(343)	—
Other	(126)	52	(748)	126
Net cash (used in)/provided by investing activities	(531)	3,764	(8,740)	20,027

Cash flows from financing activities of continuing operations
Sales of Common Stock	1,230	—	2,270	—
Changes in short-term debt	117	(1,025)	324	(5,910)
Proceeds from issuance of other debt	2,104	23,700	11,411	24,230
Principal payments on other debt	(8,481)	(30,346)	(878)	(42,747)
Financing activity (to)/from Automotive	—	(1,374)	—	(115)
Other	170	(165)	(230)	(550)
Net cash (used in)/provided by financing activities	(4,860)	(9,210)	12,897	(25,092)

Effect of exchange rate changes on cash	44	(234)	225	278
Cumulative correction of prior period error	—	—	—	(630)

Net increase/(decrease) in cash and cash equivalents	$(722)	$(2,180)	$3,423	$(50)

Cash and cash equivalents at January 1	$9,762	$11,132	$6,132	$15,672
Net increase/(decrease) in cash and cash equivalents	(722)	(2,180)	3,423	(50)
Cash and cash equivalents at September 30	$9,040	$8,952	$9,555	$15,622

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

 FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2010 and 2009
(in millions)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income/(loss)	$1,688	$1,013	$6,369	$1,839
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(460)	498	(2,189)	2,157
Net gain/(loss) on derivative instruments	65	(68)	36	(191)
Employee benefit-related	62	(131)	409	(586)
Net holding gain/(loss)	—	2	(2)	(1)
Total other comprehensive income/(loss), net of tax	(333)	301	(1,746)	1,379
Comprehensive income/(loss)	1,355	1,314	4,623	3,218
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 18)	—	15	(3)	7
Comprehensive income/(loss) attributable to Ford Motor Company	$1,355	$1,299	$4,626	$3,211

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, updated by the revised disclosures in Exhibit 99 to our Current Report on Form 8-K dated May 7, 2010 showing retrospective application of the new accounting standard on VIE consolidation effective January 1, 2010 ("2009 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.  All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  See Note 13 for details of held-for-sale operations.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Adoption of New Accounting Standards

Fair Value Measurements.  During the first quarter of 2010, we adopted the new accounting standard on fair value measurements which both requires new disclosures and clarifies existing disclosure requirements.  The standard requires assets and liabilities measured at fair value to be further disaggregated by class in the disclosures.  The standard also requires expanded disclosures about the valuation techniques and inputs used to measure fair value.  Refer to Note 3 for further information regarding our fair value measurements.

Transfers of Financial Assets.  During the first quarter of 2010, we adopted the new accounting standard related to transfers of financial assets.  The standard requires greater transparency about transfers of financial assets and a company's continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP and changes the requirements for derecognizing financial assets. The new accounting standard did not have a material impact on our financial condition, results of operations, or financial statement disclosures.

Variable Interest Entities.  During the first quarter of 2010, we adopted the new accounting standard on VIEs.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhancements to the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that potentially could be significant to the VIE.  Conversely, the standard does not permit consolidation if these two tests are not met.

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

Refer to Note 7 for further information regarding our VIEs.  We have retrospectively applied this new accounting standard and revised our prior year financial statements herein accordingly.

The following tables set forth selected financial data as the data would have appeared had we applied the new consolidation standard for the third quarter and first nine months of 2009, compared to the originally reported amounts in our Quarterly Report on Form 10-Q for the period ended September 30, 2009 (dollar amounts in millions, except for per share amounts).  As noted, 2009 data throughout this Report have been adjusted to reflect the new accounting standard on VIE consolidation.

	Third Quarter 2009
	Revised	As Originally Reported	Effect of Change
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$30,272	$30,892	$(620)

Income/(Loss) before income taxes	$1,112	$1,215	$(103)
Provision for/(Benefit from) income taxes	99	139	(40)
Income/(Loss) from continuing operations	1,013	1,076	(63)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	1,013	1,076	(63)
Less: Income/(Loss) attributable to noncontrolling interests	16	79	(63)
Net income/(loss) attributable to Ford Motor Company	$997	$997	$—

Automotive Sector
Sales	$27,250	$27,870	$(620)
Operating income/(loss)	477	667	(190)
Income/(Loss) before income taxes	442	545	(103)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$0.31	$0.31	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.31	$0.31	$—
Diluted:
Income/(Loss) from continuing operations	$0.29	$0.29	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.29	$0.29	$—

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

	First Nine Months 2009
	Revised	As Originally Reported	Effect of Change
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$81,472	$82,859	$(1,387)

Income/(Loss) before income taxes	$1,691	$1,966	$(275)
Provision for/(Benefit from) income taxes	(143)	(40)	(103)
Income/(Loss) from continuing operations	1,834	2,006	(172)
Income/(Loss) from discontinued operations	5	5	—
Net income/(loss)	1,839	2,011	(172)
Less: Income/(Loss) attributable to noncontrolling interests	8	180	(172)
Net income/(loss) attributable to Ford Motor Company	$1,831	$1,831	$—

Automotive Sector
Sales	$71,840	$73,227	$(1,387)
Operating income/(loss)	(3,757)	(3,239)	(518)
Income/(Loss) before income taxes	578	853	(275)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$0.63	$0.63	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.63	$0.63	$—
Diluted:
Income/(Loss) from continuing operations	$0.61	$0.61	$—
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$0.61	$0.61	$—

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities.  The reconciliation between total sector and consolidated balance sheets is as follows (in millions):

	September 30, 2010	December 31, 2009
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$396	$479
Automotive sector non-current deferred income tax assets	4,801	5,660
Financial Services sector deferred income tax assets*	256	306
Total	5,453	6,445
Reclassification for netting of deferred income taxes	(3,252)	(2,966)
Consolidated balance sheet presentation of deferred income tax assets	$2,201	$3,479

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$2,199	$3,091
Automotive sector non-current deferred income tax liabilities	396	561
Financial Services sector deferred income tax liabilities	1,684	1,735
Total	4,279	5,387
Reclassification for netting of deferred income taxes	(3,252)	(2,966)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,027	$2,421
__________
*      Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

Debt Reduction Actions

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009, we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million.  We recognized a gain on extinguishment of debt of $68 million on the transactions, recorded in Automotive interest income and other non-operating income/(expense), net.  During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million.  We recorded a gain on extinguishment of debt of $9 million on the transaction, in Automotive interest income and other non-operating income/(expense), net. As of September 30, 2010, approximately $752 million of the debt purchased has matured ($617 million in the first nine months of 2010 and $135 million in the first quarter of 2009), and $267 million was repurchased (during the third quarter of 2009) from us by Ford Credit.

On our consolidated balance sheet, we net together the remaining debt purchased by us with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $229 million and $646 million at September 30, 2010 and December 31, 2009, respectively.  On our sector balance sheet, the acquisition is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Financial Services Acquisition of Automotive Debt.  During the second quarter of 2010, Ford Credit acquired $1.3 billion principal amount of Note A owed by Ford (and recorded as Automotive debt) to the UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust") (see "Notes Due to UAW VEBA Trust" within the Automotive sector section of Note 10 for further discussion) for a cost of $1.3 billion.  This transaction settled on June 30, 2010, following which Ford Credit immediately transferred the repurchased note to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.

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

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from the wholesale receivables, finance receivables and the debt reduction actions differently on our sector and consolidated statements of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	First Nine Months
	2010	2009
Automotive cash flows from operating activities of continuing operations	$4,625	$(959)
Financial Services cash flows from operating activities of continuing operations	3,500	5,367
Total sector cash flows from operating activities of continuing operations	8,125	4,408
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	715	9,435
Finance receivables (b)	98	111
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (Note 10) (c)	1,300	—
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	1,127
Consolidated cash flows from operating activities of continuing operations	$10,238	$15,081

Automotive cash flows from investing activities of continuing operations	$(531)	$(8,740)
Financial Services cash flows from investing activities of continuing operations	3,764	20,027
Total sector cash flows from investing activities of continuing operations	3,233	11,287
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(715)	(9,435)
Finance receivables (b)	(98)	(111)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	(426)	155
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	1,091
Elimination of investing activity to/(from) Financial Services in consolidation	(1,374)	(115)
Consolidated cash flows from investing activities of continuing operations	$620	$2,872

Automotive cash flows from financing activities of continuing operations	$(4,860)	$12,897
Financial Services cash flows from financing activities of continuing operations	(9,210)	(25,092)
Total sector cash flows from financing activities of continuing operations	(14,070)	(12,195)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	426	(155)
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	(1,091)
Reclassifications from operating to financing cash flows:
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	(1,127)
Payments on notes to the UAW VEBA Trust (Note 10) (c)	(1,300)	—
Elimination of financing activity to/(from) Financial Services in consolidation	1,374	115
Consolidated cash flows from financing activities of continuing operations	$(13,570)	$(14,453)
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
(c)
See "Notes Due to UAW VEBA Trust" section of Note 10 for further discussion of this transaction.  Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)
See "2009 Debt Repurchases" within the "Public Unsecured Debt Securities" section and "First Nine Months 2009 Secured Term Loan Actions" within the "Secured Term Loan and Revolving Loan" section of Note 10 for further discussion of these transactions.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and either investing or operating activities on the sector statement of cash flows.

(e)
See "Debt Reduction Actions" above for further discussion.  Cash flows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

Item 1. Financial Statements (Continued)

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Financing Receivables.  In July 2010, the Financial Accounting Standards Board ("FASB") issued a new standard requiring expanded disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new standard requires disaggregation of disclosures by portfolio segment or by class of financing receivable, and provides additional implementation guidance for determining the level of disaggregation of information.  The standard also requires new disclosures on credit quality indicators, and past due information and modifications of financing receivables.  The standard is effective for us as of December 31, 2010.

Exposure Drafts.  As of September 30, 2010, six exposure drafts were issued proposing new guidance on the accounting for financial instruments, presentation of the statement of comprehensive income, revenue recognition, fair value measurements, loss contingencies, and leases.  Although the proposed standards are subject to further public comment and finalization by the Financial Accounting Standards Board ("FASB"), if adopted as proposed, these standards could require material changes to our financial statements and related disclosures.

NOTE 3.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interest in securitized assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure purposes only include finance receivables and debt.  Fair value of these items are presented together with the related carrying value in Notes 5 and 10, respectively.  Assets and liabilities measured at fair value on a non-recurring basis vary based on specific circumstances such as impairments.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.  In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs include data not observable in the market and reflect management's judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

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

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

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

In certain cases, market data are not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations where the market for a particular currency or commodity is illiquid or for longer-dated instruments.   Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is adjusted for actual payments on the securitized contracts. We use management judgment to estimate the timing and amount of the remaining swap cash flows based on historical prepayment speeds.

Finance Receivables.  We estimate the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest).  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, prepayment speed, and discount rate.  Our assumptions regarding prepayment speed and credit losses are based on historical performance.

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the actual principal payments are based on the receipts from the securitized contracts.  We use management judgment to estimate the timing and amount of the remaining cash flows based on historical prepayment speeds.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$1,003	$—	$—	$1,003
Government-sponsored enterprises	—	499	—	499
Government – non-U.S.	—	68	—	68
Corporate debt (b)	—	2,460	—	2,460
Total cash equivalents – financial instruments	1,003	3,027	—	4,030
Marketable securities (c)
U.S. government	3,993	—	—	3,993
Government-sponsored enterprises	—	5,410	—	5,410
Corporate debt (b)	—	2,549	7	2,556
Mortgage-backed and other asset-backed	—	50	—	50
Equity	495	—	—	495
Government – non-U.S.	—	635	—	635
Other liquid investments (d)	—	1,480	—	1,480
Total marketable securities	4,488	10,124	7	14,619
Derivative financial instruments
Foreign exchange contracts	—	222	1	223
Commodity contracts	—	18	6	24
Other – warrants	—	—	3	3
Total derivative financial instruments (e)	—	240	10	250
Total assets at fair value	$5,491	$13,391	$17	$18,899
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$127	$—	$127
Commodity contracts	—	13	—	13
Total derivative financial instruments (e)	—	140	—	140
Total liabilities at fair value	$—	$140	$—	$140

__________
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.6 billion as of September 30, 2010 for the Automotive sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $1.4 billion as of September 30, 2010.

(b)	Corporate debt consists primarily of notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $229 million and an estimated fair value of $228 million as of September 30, 2010; see Note 1 for additional detail.

(d)	Other liquid investments includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 15 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$125	$—	$—	$125
Government-sponsored enterprises	—	—	—	—
Government – non-U.S.	—	241	—	241
Corporate debt	—	400	—	400
Total cash equivalents – financial instruments	125	641	—	766
Marketable securities
U.S. government	3,761	—	—	3,761
Government-sponsored enterprises	—	5,114	—	5,114
Corporate debt (b)	—	1,695	7	1,702
Mortgage-backed	—	232	—	232
Government – non-U.S.	—	589	—	589
Other liquid investments (c)	—	139	—	139
Total marketable securities	3,761	7,769	7	11,537
Derivative financial instruments (d)
Interest rate contracts	—	1,305	273	1,578
Foreign exchange contracts	—	94	—	94
Cross-currency interest rate swap contracts	—	57	—	57
Total derivative financial instruments	—	1,456	273	1,729
Retained interest in securitized assets	—	—	—	—
Total assets at fair value	$3,886	$9,866	$280	$14,032
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$147	$300	$447
Foreign exchange contracts	—	19	—	19
Cross-currency interest rate swap contracts	—	122	76	198
Total derivative financial instruments	—	288	376	664
Total liabilities at fair value	$—	$288	$376	$664
__________
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $6 billion as of September 30, 2010 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.2 billion as of September 30, 2010 for the Financial Services sector.

(b)	Corporate debt includes notes issued by supranational institutions.
(c)	Other liquid investments includes certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(d)	See Note 15 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$30	$—	$—	$30
Government-sponsored enterprises	—	949	—	949
Government – non-U.S.	—	238	—	238
Corporate debt	—	2,557	—	2,557
Total cash equivalents – financial instruments	30	3,744	—	3,774
Marketable securities (b)
U.S. government	9,130	—	—	9,130
Government-sponsored enterprises	—	2,408	—	2,408
Corporate debt (c)	—	414	8	422
Mortgage-backed and other asset-backed	—	191	17	208
Equity	477	—	—	477
Government – non-U.S.	—	977	—	977
Other liquid investments (d)	—	901	—	901
Total marketable securities	9,607	4,891	25	14,523
Derivative financial instruments (e)
Foreign exchange contracts	—	59	—	59
Commodity contracts	—	8	7	15
Other - warrants	—	—	2	2
Total derivative financial instruments	—	67	9	76
Total assets at fair value	$9,637	$8,702	$34	$18,373
Liabilities
Derivative financial instruments (e)
Foreign exchange contracts	$—	$85	$—	$85
Commodity contracts	—	54	—	54
Total derivative financial instruments	—	139	—	139
Total liabilities at fair value	$—	$139	$—	$139
__________
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

(c)	Corporate debt includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(d)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 15 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Government – non-U.S.	—	29	—	29
Corporate debt.	—	75	—	75
Total cash equivalents – financial instruments	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government – non-U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,234	420	1,654
Foreign exchange contracts	—	22	—	22
Cross-currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,459	420	1,879
Retained interest in securitized assets (c)	—	—	26	26
Total assets at fair value	$5,331	$3,567	$450	$9,348
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$409	$437	$846
Foreign exchange contracts	—	46	—	46
Cross-currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	599	575	1,174
Total liabilities at fair value	$—	$599	$575	$1,174

__________
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

(b)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(c)	Retained interest in securitized assets is reported in Other assets on our consolidated balance sheet.
(d)	See Note 15 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending September 30 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3	Fair Value at September 30, 2010	Change In Unrealized Gains/ (Losses) on Instruments Still Held (b)
Automotive Sector
Marketable securities
Corporate debt	$8	$—	$(1)	$—	$7	$—
Mortgage-backed and other asset-backed	17	(1)	(16)	—	—	—
Total marketable securities	25	(1)	(17)	—	7	—
Derivative financial instruments, net	9	7	(6)	—	10	5
Total Level 3 fair value	$34	$6	$(23)	$—	$17	$5

Financial Services Sector
Marketable securities - corporate debt	$4	$(4)	$7	$—	$7	$—
Derivative financial instruments, net	(155)	(71)	123	—	(103)	51
Retained interest in securitized assets	26	(1)	(25)	—	—	—
Total Level 3 fair value	$(125)	$(76)	$105	$—	$(96)	$51
__________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	For those assets and liabilities still held at reporting date.

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at September 30, 2009 (c)	Change In Unrealized Gains/ (Losses) on Instruments Still Held (d)
Automotive Sector
Marketable securities
Government-sponsored enterprises	$—	$—	$—	$2	$2	$—
Corporate debt	26	(19)	2	—	9	—
Mortgage-backed and other asset-backed	123	(2)	(57)	(33)	31	(3)
Equity	1	—	—	(1)	—	—
Government – non-U.S.	—	—	2	—	2	—
Total marketable securities	150	(21)	(53)	(32)	44	(3)
Derivative financial instruments, net	(32)	(8)	46	—	6	2
Total Level 3 fair value	$118	$(29)	$(7)	$(32)	$50	$(1)

Financial Services Sector
Marketable securities - corporate debt	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net	(74)	(50)	(32)	—	(156)	(99)
Retained interest in securitized assets	92	9	(68)	—	33	(1)
Total Level 3 fair value	$23	$(43)	$(100)	$—	$(120)	$(102)
__________
(a)	Includes option premiums (paid)/received on options traded during the quarter.
(b)	"Transfers Into" represent the value at the end of the reporting period and "Transfers Out of" represent the value at the beginning of the reporting period.
(c)	Refer to our 2009 Form 10-K Report for reconciliation of full year 2009.
(d)	For those assets and liabilities still held at reporting date.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize the realized/unrealized gains/(losses) on Level 3 items by financial statement position (in millions):

	Third Quarter 2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	6	—	—	—	6
Total Automotive sector	$6	$—	$—	$—	$6

Financial Services Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	—	—	(45)	(5)	(50)
Retained interest in securitized assets	—	—	—	—	—
Total Financial Services sector	$—	$—	$(45)	$(5)	$(50)
__________
(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 15 for detail on financial statement presentation by hedge designation.

	Third Quarter 2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	(2)	1	—	—	(1)
Total Automotive sector	$(2)	$1	$—	$—	$(1)

Financial Services Sector
Marketable securities	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	—	—	(80)	(19)	(99)
Retained interest in securitized assets	—	—	—	1	1
Total Financial Services sector	$—	$—	$(80)	$(18)	$(98)
__________
(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 15 for detail on financial statement presentation by hedge designation.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	First Nine Months 2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$—	$(1)
Derivative financial instruments, net (b)	6	1	—	—	7
Total Automotive sector	$6	$—	$—	$—	$6

Financial Services Sector
Marketable securities	$—	$—	$(4)	$—	$(4)
Derivative financial instruments, net (b)	—	—	(68)	(3)	(71)
Retained interest in securitized assets	—	—	(3)	2	(1)
Total Financial Services sector	$—	$—	$(75)	$(1)	$(76)
__________
(a)	"Other Comprehensive Income/(Loss)" on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 15 for detail on financial statement presentation by hedge designation.

	First Nine Months 2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non-Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$(20)	$(21)
Derivative financial instruments, net (b)	(10)	2	—	—	(8)
Total Automotive sector	$(10)	$1	$—	$(20)	$(29)

Financial Services Sector
Marketable securities	$—	$—	$(2)	$—	$(2)
Derivative financial instruments, net (b)	—	—	(52)	2	(50)
Retained interest in securitized assets	—	—	10	(1)	9
Total Financial Services sector	$—	$—	$(44)	$1	$(43)
__________
(a)	"Other Comprehensive Income/(Loss)" on marketable securities and derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar foreign affiliates.
(b)	See Note 15 for detail on financial statement presentation by hedge designation.

Non-Recurring Fair Value Measurements

There were no non-recurring fair value measurements subsequent to initial recognition recorded during the first nine months of 2010.

Automotive Sector

During the first quarter of 2009, we recorded a held-for-sale impairment of our total investment in Volvo of $650 million in automotive cost of sales.  Our investment in Volvo was subsequently sold during the third quarter of 2010.  See Note 13 for additional information.

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

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Financial Services Sector

In March 2009, our Board of Directors approved the potential sale of the Financial Services sector's investment in DFO Partnership.  As a result, during the first quarter of 2009, we recorded an other-than-temporary impairment of the investment of $141 million in Financial Services equity in net income/(loss) of affiliated companies.  The investment in DFO Partnership was subsequently sold during the third quarter of 2009.  As a result of the sale, a pre-tax gain of $9 million (net of transaction costs) was recognized in Financial Services other income/(loss), net. See Note 13 for discussion of our impairment of held-for-sale finance receivables.

NOTE 4.  CASH AND RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded as restricted in Other assets on our consolidated balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required for letters of credit related to the sale of The Hertz Corporation ("Hertz") (see Note 17) and cash collateral for bank guarantees. Additionally, restricted cash includes various escrow agreements related to insurance, customs, environmental matters, and contractual obligations related to the sale or disposition of a business. Our Financial Services sector restricted cash balances primarily include cash collateral required to be held against loans with the European Investment Bank and cash held to meet certain local governmental and regulatory reserve requirements.

Restricted cash does not include required minimum balances, or cash securing debt issued through securitization transactions ("securitization cash").  See Note 10 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006 ("Credit Agreement"), and securitization cash.

Restricted Cash

Restricted cash reflected on our balance sheet is as follows (in millions):

	September 30, 2010	December 31, 2009
Automotive sector	$723	$713
Financial Services sector	333	335
Total Company	$1,056	$1,048

NOTE 5.  FINANCE RECEIVABLES – FINANCIAL SERVICES SECTOR

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

Net finance receivables were as follows (in millions):

	September 30, 2010	December 31, 2009
Retail (including direct financing leases)	$52,967	$58,229
Wholesale	21,408	22,370
Other finance receivables	3,370	3,611
Total finance receivables	77,745	84,210
Unearned interest supplements	(2,066)	(1,994)
Allowance for credit losses	(876)	(1,351)
Other	4	20
Finance receivables, net – sector balance sheet	$74,807	$80,885

Finance receivables, net, subject to fair value	$70,713	$76,991
Fair value	$72,631	$76,066

Finance receivables, net – sector balance sheet	$74,807	$80,885
Reclassification of receivables purchased from Automotive sector to Other receivables, net	(4,321)	(3,889)
Finance receivables, net – consolidated balance sheet	$70,486	$76,996

Item 1. Financial Statements (Continued)

NOTE 6.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 34% and 31% of inventories at September 30, 2010 and December 31, 2009, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	September 30, 2010	December 31, 2009
Raw materials, work-in-process and supplies	$3,111	$2,456
Finished products	4,570	3,383
Total inventories under first-in, first-out method ("FIFO")	7,681	5,839
Less: Last-in, first-out method ("LIFO") adjustment	(826)	(798)
Total inventories	$6,855	$5,041

NOTE 7.  VARIABLE INTEREST ENTITIES

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

Automotive Sector

VIEs of which we are the primary beneficiary:

At September 30, 2010, we have one VIE of which we are the primary beneficiary - Tekfor Cologne GmbH ("Tekfor").  Tekfor is a 50/50 joint venture with Neumayer Tekfor GmbH. Tekfor produces transmission and chassis components for use in our vehicles.  We provide financial support to Tekfor in the form of a revolving loan agreement.  This loan was used by Tekfor to refinance external debt.

At December 31, 2009, we held interests in certain dealerships in North America as a part of our Dealer Development program.  Throughout 2009, we sold our ownership interest and liquidated most of these dealerships.  We now consolidate the remaining dealerships under the voting interest model.

Item 1. Financial Statements (Continued)

NOTE 7.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	September 30, 2010	December 31, 2009
Cash and cash equivalents	$5	$27
Other receivables, net	20	34
Inventories	26	106
Net property	31	154
Other assets	1	1
Total assets	$83	$322
Liabilities
Payables	$23	$23
Accrued liabilities and deferred revenue	—	32
Debt	—	14
Total liabilities	$23	$69

The financial performance of Tekfor reflected on our statement of operations for the first nine months of 2010 includes sales of $44 million and cost of sales, selling, administrative, and interest expense of $53 million. The financial performance of Tekfor and the dealerships reflected on our statement of operations for the first nine months of 2009 include sales of $1,741 million and cost of sales, selling, administrative, and interest expense of $1,883 million.

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which is not consolidated as of September 30, 2010 and December 31, 2009.  GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG.  Ford and its related parties purchase substantially all of the joint venture's output.  We do not, however, have the power to direct economically significant activities of the joint venture.

Additionally, the following entities (that are not joint ventures) are VIEs of which we are not the primary beneficiary, which are not consolidated as of September 30, 2010 and December 31, 2009:

•
Hertz Vehicle Financing LLC was established in 2005, as part of the transaction to sell our interest in Hertz.  We provided cash-collateralized letters of credit in the aggregate amount of $200 million to support the payment obligations of Hertz Vehicle Financing LLC, a bankruptcy-remote special purpose entity which is thinly capitalized and wholly owned by Hertz. The arrangements outlined in the letters of credit do not grant Ford the power to direct activities that most significantly impact the entity's economic performance.  However, these letters of credit facilitate the on-going sale of vehicles to Hertz.  The carrying value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $6 million at September 30, 2010.

•
Ford Motor Company Capital Trust II ("Trust II") was formed in 2002.  We own 100% of Trust II's common stock, which is equal to 5% of Trust II's total equity.  Operation of the trust is predetermined by Trust documents which cannot be modified.  For additional discussion of Trust II, see Note 10.

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

•
Zeledyne, LLC ("Zeledyne") manufactures and sells glass products for automotive glass markets.  Zeledyne purchased the Automotive Components Holdings ("ACH") glass business from us in 2008 and has continued to supply us with automotive glass. During 2010, we agreed to amend our supply agreement and to provide certain guarantees to Zeledyne. The revised contractual arrangement prompted our reconsideration of whether Zeledyne is a VIE.  We have concluded Zeledyne is a VIE; however Ford does not have decision-making ability over key operational functions within Zeledyne and therefore, is not the primary beneficiary of the entity.  The carrying value of our obligation relating to a guarantee to Zeledyne's shareholder was $10 million at September 30, 2010.

Item 1. Financial Statements (Continued)

NOTE 7.  VARIABLE INTEREST ENTITIES (Continued)

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at September 30, 2010 and December 31, 2009 is detailed as follows (in millions):

	September 30, 2010	December 31, 2009	Change in Maximum Exposure
Investments	$395	$421	$(26)
Cash collateralized letters of credit	200	200	—
Guarantees	10	—	10
Total maximum exposure	$605	$621	$(16)

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

As residual interest holder, our Financial Services sector is exposed to underlying residual and credit risk of the collateral, and is exposed to interest rate risk in certain transactions.  The amount of risk absorbed by our Financial Services sector's residual interests is generally represented by and limited to the amount of overcollaterization of its assets securing the debt and any cash reserves.

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

Item 1. Financial Statements (Continued)

NOTE 7.  VARIABLE INTEREST ENTITIES (Continued)

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The balances of cash related to these contributions was $0 at September 30, 2010 and December 31, 2009, and ranged from $0 to $1,361 million during the first nine months of 2010.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's asset-backed commercial paper program ("FCAR").

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 15 for additional information regarding Ford Credit's derivatives.

The following table includes assets to be used to settle the liabilities of the Financial Services sector's consolidated VIEs.  The Financial Services sector may retain debt issued by the consolidated VIEs and this debt is excluded from the table below.  The Financial Services sector holds the right to the excess cash flows from the assets that are not needed to pay liabilities of the consolidated VIEs.  The assets and debt reflected on our consolidated balance sheet are as follows (in billions):

	September 30, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.1	$37.3	$30.2
Wholesale	0.4	16.0	9.5
Total finance receivables	3.5	53.3	39.7
Net investment in operating leases	0.9	6.8	3.7
Total*	$4.4	$60.1	$43.4
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $427 million at September 30, 2010 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Item 1. Financial Statements (Continued)

NOTE 7.  VARIABLE INTEREST ENTITIES (Continued)

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	September 30, 2010		December 31, 2009
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Total derivative financial instruments*	$24	$327	$55	$528
__________
*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	Third Quarter 2010		Third Quarter 2009
	Derivative Expense	Interest Expense	Derivative (Income)	Interest Expense
VIEs financial performance	$90	$298	$272	$408

	First Nine Months 2010		First Nine Months 2009
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$237	$972	$281	$1,306

VIEs of which the Financial Services sector is not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with its joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with its joint venture partner.  Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $73 million and $67 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 8.  NET INTANGIBLE ASSETS

The components of net intangible assets are as follows (in millions):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Manufacturing and production incentive rights	$313	$(293)	$20	$305	$(228)	$77
License and advertising agreements	111	(37)	74	96	(32)	64
Other intangible assets	75	(46)	29	74	(50)	24
Total Automotive sector	499	(376)	123	475	(310)	165
Financial Services Sector
Other intangible assets	1	(1)	—	1	(1)	—
Total Financial Services sector	1	(1)	—	1	(1)	—
Total Company	$500	$(377)	$123	$476	$(311)	$165

Item 1. Financial Statements (Continued)

NOTE 8.  NET INTANGIBLE ASSETS (Continued)

Our intangible assets are comprised primarily of manufacturing and production incentive rights acquired in 2006 with a useful life of 4 years, license and advertising agreements with amortization periods of 5 years to 25 years, and other intangibles with various amortization periods (primarily patents, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Pre-tax amortization expense	$22	$22	$74	$61

Amortization for current intangible assets is forecasted to be approximately $100 million in 2010 and $10 million per year thereafter.

NOTE 9.  RETIREMENT BENEFITS

We provide pension benefits and other postretirement employee benefits ("OPEB"), such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$94	$85	$74	$76	$13	$102
Interest cost	631	674	301	326	84	225
Expected return on assets	(790)	(822)	(324)	(342)	—	(32)
Amortization of:
Prior service costs/(credits)	92	94	18	22	(155)	(228)
(Gains)/Losses and Other	2	2	57	46	25	21
Separation programs	1	—	10	11	1	—
(Gain)/Loss from curtailment	—	—	—	—	(30)	(1)
Net expense/(income)	$30	$33	$136	$139	$(62)	$87

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
Service cost	$282	$257	$241	$215	$41	$306
Interest cost	1,893	2,023	940	923	253	673
Expected return on assets	(2,372)	(2,466)	(1,007)	(963)	—	(98)
Amortization of:
Prior service costs/(credits)	278	281	55	62	(465)	(682)
(Gains)/Losses and Other	6	6	184	118	74	62
Separation programs	4	7	20	122	1	2
(Gain)/Loss from curtailment	—	—	—	—	(30)	(4)
Net expense/(income)	$91	$108	$433	$477	$(126)	$259

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first nine months of 2010, we contributed about $900 million to our worldwide funded pension plans (including Volvo) and made about $300 million of benefit payments directly by the Company for unfunded plans (including Volvo).  In the fourth quarter of 2010, we expect to contribute from Automotive cash and cash equivalents an additional $200 million to our funded plans, and to make $100 million of benefit payments directly by the Company for unfunded plans, for a total of $1.5 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2010.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS

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

Debt outstanding is shown below (in millions):

	September 30, 2010	December 31, 2009
Automotive Sector
Debt payable within one year
Short-term (a)	$593	$502
Long-term payable within one year
Public unsecured debt securities	—	334
Notes due to UAW VEBA Trust unsecured portion	610	859
Secured term loan	140	77
Other debt (a)	175	199
Unamortized discount	(261)	(333)
Total debt payable within one year	1,257	1,638
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Convertible notes	3,454	3,454
Subordinated convertible debentures	2,985	3,124
Secured term loan	4,775	5,184
Secured revolving loan	2,527	7,527
Notes due to UAW VEBA Trust
Unsecured portion	1,682	6,720
Secured portion	3,000	3,000
U.S. Department of Energy ("DOE") loans	2,284	1,221
Other debt (b)	1,473	727
Unamortized discount	(2,340)	(4,245)
Total long-term debt payable after one year	25,100	31,972
Total Automotive sector	$26,357	$33,610
Fair value of debt	$26,285	$30,492
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,689	$6,369
Ford Interest Advantage (c)	4,551	3,680
Other asset-backed short-term debt	2,593	4,482
Other short-term debt	678	1,088
Total short-term debt	14,511	15,619
Long-term debt
Unsecured debt
Notes payable within one year	6,641	7,338
Notes payable after one year	31,413	33,888
Asset-backed debt
Notes payable within one year	18,472	18,962
Notes payable after one year	19,544	23,163
Unamortized discount	(439)	(530)
Fair value adjustments (d)	421	231
Total long-term debt	76,052	83,052
Total Financial Services sector	$90,563	$98,671
Fair value of debt	$94,460	$100,231
Total Automotive and Financial Services sectors	$116,920	$132,281
Intersector elimination (e)	(229)	(646)
Total Company	$116,691	$131,635
__________
(a)
Includes debt we owed to affiliated companies of $425 million (short-term of $419 million, and long-term payable within one year of $6 million) and $177 million (short-term of $174 million, and long-term payable within one year of $3 million) at September 30, 2010 and December 31, 2009, respectively.

(b)	Includes European Investment Bank ("EIB") loan of $711 million at September 30, 2010; see discussion below for additional detail.
(c)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(d)	Adjustments related to designated fair value hedges of unsecured debt.
(e)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $290 million and $351 million at September 30, 2010 and December 31, 2009, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $1 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively.

Maturities

Debt maturities at September 30, 2010 were as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(82)	(82)
Convertible notes	—	—	—	—	—	3,454	3,454
Unamortized discount (a)	—	—	—	—	—	(809)	(809)
Subordinated convertible debentures	—	—	—	—	—	2,985	2,985
Secured term loan	82	77	77	4,679	—	—	4,915
Secured revolving loan	—	838	—	1,689	—	—	2,527
Note due to UAW VEBA Trust	—	610	654	654	654	2,720	5,292
Unamortized discount (a)	—	(261)	(321)	(288)	(252)	(588)	(1,710)
DOE loans	—	—	114	228	228	1,714	2,284
Short-term and other debt (b)	212	634	173	278	22	922	2,241
Total Automotive debt	294	1,898	697	7,240	652	15,576	26,357

Financial Services Sector
Unsecured debt	5,565	9,985	7,448	5,496	3,726	11,063	43,283
Asset-backed debt	11,759	18,426	11,030	3,618	929	1,536	47,298
Unamortized discount (a)	1	—	(141)	(58)	(168)	(73)	(439)
Fair value adjustments (a) (c)	—	50	106	103	57	105	421
Total Financial Services debt	17,325	28,461	18,443	9,159	4,544	12,631	90,563

Intersector elimination (d)	(29)	—	(200)	—	—	—	(229)
Total Company	$17,590	$30,359	$18,940	$16,399	$5,196	$28,207	$116,691

(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.
(b)	Primarily non-U.S. affiliate debt.
(c)	Adjustments related to designated fair value hedges of unsecured debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	September 30, 2010	December 31, 2009
9.50% Guaranteed Debentures due June 1, 2010	$—	$334
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,594

(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at September 30, 2010 of $167 million and $180 million, respectively.  The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

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

Convertible Notes

Convertible Notes due December 15, 2016

At September 30, 2010, we had outstanding $2,875 million of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes"), which includes $375 million from the option the underwriters exercised to purchase additional convertible notes ("Over-Allotment Option").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing market price of $7.44 per share on November 3, 2009).

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

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

Liability and equity components of our 2016 Convertible Notes are summarized as follows (in millions):

	September 30, 2010	December 31, 2009
Liability component
Principal	$2,875	$2,875
Unamortized discount	(647)	(702)
Net carrying amount	$2,228	$2,173

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(702)	$(702)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Contractual interest coupon	$31	$—	$92	$—
Amortization of discount	19	—	55	—
Total interest cost on 2016 Convertible Notes	$50	$—	$147	$—

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability component was 9.2% on the original offering and 8.6% on the Over-Allotment Option.  If all $2.9 billion of 2016 Convertible Notes were converted into shares as of September 30, 2010 at the closing market price of $12.24 per share, the share value would exceed the principal value of debt by $909 million.

Convertible Notes due December 15, 2036

At September 30, 2010, we had outstanding $579 million of 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes").  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing market price of $7.36 per share on December 6, 2006).

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

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

Liability and equity components of our 2036 Convertible Notes are summarized as follows (in millions):

	September 30, 2010	December 31, 2009
Liability component
Principal	$579	$579
Unamortized discount	(162)	(175)
Net carrying amount	$417	$404

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(216)	$(216)

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Contractual interest coupon	$6	$6	$18	$68
Amortization of discount	4	4	13	44
Total interest cost on 2036 Convertible Notes	$10	$10	$31	$112

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $579 million of 2036 Convertible Notes were converted into shares as of September 30, 2010 at the closing market price of $12.24 per share, the share value would exceed the principal value of debt by $191 million.

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

Subsequent Event – 2010 Conversion Offers

On October 26, 2010, we launched an offer to pay a cash premium for conversion of any and all of our outstanding 2016 Convertible Notes and 2036 Convertible Notes into shares of Ford Common Stock (the "Conversion Offers").  Holders of 2016 Convertible Notes who elect to convert their notes pursuant to the Conversion Offers will receive, for each $1,000 principal amount converted, 107.5269 shares of our Common Stock, and $215 in cash plus accrued and unpaid interest.  Holders of 2036 Convertible Notes who elect to convert their notes pursuant to the Conversion Offers will receive, for each $1,000 principal amount converted, 108.6957 shares of our Common Stock, and $190 in cash plus accrued and unpaid interest.  The Conversion Offers will expire on November 23, 2010 unless extended or earlier terminated by us.

Subordinated Convertible Debentures

At September 30, 2010, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures are due to Trust II, an unconsolidated entity, and are the sole assets of Trust II (for additional discussion of Trust II, see Note 7).  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

At September 30, 2010, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 principal amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

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

2009 Conversions.  In the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Secured Term Loan and Revolving Loan

Pursuant to our Credit Agreement, at September 30, 2010, we had outstanding:

•
$4.9 billion of a secured term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 2.75%;

•	$838 million of revolving loans maturing on December 15, 2011, which bears interest of LIBOR plus a margin of 1.125%; and
•	$1.7 billion of revolving loans maturing on November 30, 2013, which bears interest of LIBOR plus a margin of 2.125%.

2010 Secured Revolver Actions.  On April 6, 2010 and September 9, 2010, we paid $3 billion and $2 billion, respectively, on revolving loans that were scheduled to mature on November 30, 2013.  Such amounts will remain available for borrowing through November 2013 as the commitments of the revolving lenders were not reduced.

2010 Secured Term Loan Actions.  Pursuant to the requirement to use a portion of the cash proceeds from the sale of Volvo upon the closing thereof to partially prepay certain outstanding term loans under the Credit Agreement, we paid $288 million to the term loan lenders on August 3, 2010 following completion of the sale of Volvo.  Upon settlement of the final true-up of the purchase price adjustments, we will be required to pay an estimated $63 million to the term loan lenders.  As a result, at September 30, 2010, $63 million of term loans were reflected in the Automotive sector as Debt payable within one year.  See Note 13 for additional detail regarding the sale of Volvo.

2009 Secured Term Loan Actions.  In the first quarter of 2009, Ford Credit purchased from term loan lenders under the Credit Agreement $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs).  Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven.  As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in the first quarter of 2009 in Automotive interest income and other non-operating income/(expense), net.

In third quarter of 2009, Ford Leasing purchased from the lenders under the Credit Agreement $45 million principal amount of our secured term loan thereunder for an aggregate cost of $37 million. Ford Holdings elected to receive the $37 million from Ford Leasing as a dividend, whereupon the debt was immediately forgiven.  As a result of this transaction, we recorded a pre-tax gain of $8 million in Automotive interest income and other non-operating income/(expense), net.

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

As of September 30, 2010, the carrying value of Note B was $3.6 billion, representing $5.3 billion of principal payments net of $1.7 billion unamortized debt discount based on an effective yield of 9.9%.  Note B is secured on a second lien basis, limited to the lesser of an aggregate $3 billion or the outstanding principal amount of obligations thereunder, with collateral securing our obligations under the Credit Agreement.

Subsequent Event – Fourth Quarter 2010 Actions on Note B.  On October 29, 2010 we prepaid the remaining outstanding principal amount of Note B with cash of $3.5 billion.  The prepayment amount was based on the contractual prepayment amount reflecting an agreed-upon discount of 5%.  Immediately prior to our prepayment, the carrying value of the note was $3.6 billion.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

Second Quarter 2010 Actions on Note B.  On June 30, 2010 we made the scheduled payment due on Note B of $610 million in cash.

Second Quarter 2010 Actions on Note A.  On June 30, 2010 we made the scheduled payment due on Note A to the UAW VEBA Trust of $249 million in cash.  In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A for cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit.  Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.  The purchase price for Note A was based on the contractual prepayment amount less an agreed-upon discount of 2%.  Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion.  As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the second quarter of 2010 in Automotive interest income and other non-operating income/(expense), net.

In relation to the combined $859 million scheduled principal payments made under Note A and Note B on June 30, 2010, $333 million of discount was amortized and reported in Interest expense in the first half of 2010.

Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $2.3 billion in loans as of September 30, 2010.  Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

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

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB.  Proceeds of loans drawn under the facility will be used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant.  The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $711 million of loans at September 30, 2010.  The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.7% per annum (including the fee to the U.K. government for its guarantee).  Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain’s obligations to the U.K. government related to the government’s guarantee.

Financial Services Sector

Debt Repurchases

From time to time and based on market conditions, our Financial Services sector may repurchase some of its outstanding debt.  If our Financial Services sector has excess liquidity and it is an economically favorable use of our available cash (i.e., overall yield on the debt repurchased exceeds the return on investment alternatives), we may repurchase debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

2010 Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased unsecured debt and asset-backed notes for an aggregate of $1 billion and $3 billion principal amount in the third quarter and first nine months of 2010, respectively.  As a result, our Financial Services sector recorded pre-tax losses of $26 million and $86 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in the third quarter and first nine months of 2010, respectively.

Item 1. Financial Statements (Continued)

NOTE 10.  DEBT AND COMMITMENTS (Continued)

2009 Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased unsecured debt for an aggregate of $1.5 billion and $2.6 billion principal amount in the third quarter and first nine months of 2009, respectively.  As a result, our Financial Services sector recorded a pre-tax loss of $4 million and a pre-tax gain of $69 million ($51 million related to Ford Holdings and $18 million related to Ford Credit), net of unamortized premiums and discounts, in Financial Services other income/(loss), net in the third quarter and first nine months of 2009, respectively.

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

The following table shows the assets and liabilities related to our Financial Services sector's secured debt arrangements that are included in our financial statements (in billions):

	September 30, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.5	$53.3	$39.7
Net investment in operating leases	0.9	6.8	3.7
Total	$4.4	$60.1	$43.4
Non-VIE
Finance receivables (c)	$0.3	$4.2	$3.8
Total securitization transactions
Finance receivables	$3.8	$57.5	$43.5
Net investment in operating leases	0.9	6.8	3.7
Total	$4.7	$64.3	$47.2

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (b)
Finance receivables	$3.6	$57.4	$39.6
Net investment in operating leases	1.3	10.2	6.6
Total	$4.9	$67.6	$46.2
Non-VIE
Finance receivables (c)	$0.3	$6.1	$6.7
Total securitization transactions
Finance receivables	$3.9	$63.5	$46.3
Net investment in operating leases	1.3	10.2	6.6
Total	$5.2	$73.7	$52.9

(a)	Includes marketable securities totaling $116 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Includes assets that can be used to settle liabilities of the consolidated VIEs and the related debt of the VIEs. See Note 7 for additional information on Financial Services sector VIEs.
(c)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $427 million and $1.8 billion at September 30, 2010 and December 31, 2009, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $89 million and $97 million at September 30, 2010 and December 31, 2009 respectively, that is secured by property.

Item 1. Financial Statements (Continued)

NOTE 11.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending September 30 (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Interest income	$71	$45	$178	$158
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	19	93	52	326
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions (a)	(20)	—	(2)	(15)
Gains/(Losses) on extinguishment of debt (b)	—	8	49	4,668
Other (c)	18	15	59	38
Total	$88	$161	$336	$5,175

(a)	Includes loss of $23 million related to the sale of Volvo. See Note 13 for additional detail.
(b)	See Notes 1 and 10 for a description of the debt transactions.
(c)
2009 includes $4 million of income and $5 million of expense for the third quarter and first nine months, respectively, in "Other" in the table above associated with the overall debt reduction actions discussed in Notes 1 and 10.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending September 30 (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Interest income (investment-related)	$25	$22	$63	$87
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	17	31	38	43
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	1	12	3	15
Gains/(Losses) on extinguishment of debt *	(26)	(4)	(86)	73
Investment and other income related to sales of receivables	—	(49)	1	(30)
Insurance premiums earned, net	25	20	75	76
Other	66	99	207	167
Total	$108	$131	$301	$431

*  See Note 10 for a description of the debt transactions.

NOTE 12.  INCOME TAXES

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

NOTE 13.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

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

Item 1. Financial Statements (Continued)

NOTE 13.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

The assets and liabilities of Volvo that were classified as held for sale are as follows (in millions):

	August 2, 2010	December 31, 2009
Assets
Cash and cash equivalents	$456	$—
Receivables	473	420
Inventories	1,262	1,236
Net property	4,763	4,682
Goodwill	1,229	1,241
Other intangibles	225	204
Other assets	583	485
Impairment of carrying value	(650)	(650)
Total assets of the held-for-sale operations	$8,341	$7,618
Liabilities
Payables	$1,555	$1,980
Pension liabilities	337	387
Warranty liabilities	245	358
Debt	51	—
Other liabilities	2,985	2,596
Total liabilities of the held-for-sale operations	$5,173	$5,321

On August 2, 2010, we completed the sale of Volvo and related assets. As agreed, Volvo retained or acquired certain assets used by Volvo, consisting principally of ownership of, or licenses to use, certain intellectual property ("Related Assets").

The total purchase price for Volvo and the Related Assets set forth in the agreement was $1.8 billion, of which $200 million was to be paid in the form of a note (the "Note") and the balance to be paid in cash, with the cash portion subject to customary purchase price adjustments.  In accordance with the terms of the agreement, at closing, we received $1.3 billion in cash, recorded a note receivable in the amount of $200 million, recorded a $126 million receivable for additional purchase price adjustments (relating to our best estimate of additional proceeds, pension liabilities, debt, cash and working capital balances) and recognized a pre-tax loss of $23 million reported in Automotive interest income and other non-operating income/(expense), net.  This loss includes the recognition of $1.5 billion of accumulated other comprehensive income and $38 million of related separation costs.  We expect to finalize and settle the final true-up of the purchase price adjustments in the fourth quarter of 2010 or first quarter of 2011.

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

Item 1. Financial Statements (Continued)

NOTE 13.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Financial Services Sector

Held-for-Sale Operations

Held-for-Sale Finance Receivables.  During the third quarter of 2009, Ford Credit reclassified to Assets of discontinued/held-for-sale operations $911 million of Ford Credit Australia held-for-investment finance receivables that it no longer had the intent to hold for the foreseeable future, or until maturity or payoff.  A valuation allowance of $52 million was recorded in Financial Services other income/(loss), net related to these assets.  The receivables were sold on October 1, 2009.

Primus Leasing Company Limited ("Primus Thailand").  In March 2009, Ford Credit completed the sale of Primus Thailand, its operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles.  As a result of the sale, Ford Credit received $165 million in proceeds and recognized a de minimis pre-tax gain in Financial Services other income/(loss), net.

Discontinued Operations

Triad Financial Corporation ("Triad"). In 2005, Ford Credit completed the sale of Triad.  Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing Ford Credit to recognize an after-tax gain of $2 million in the first nine months of 2009 in Income/(Loss) from discontinued operations.

NOTE 14.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

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

Option to Stock-Settle Debt

As discussed in Note 10, we prepaid the full amount of our Note B obligation to the UAW VEBA Trust in cash on October 29, 2010.  Our September 30, 2010 diluted amounts per share calculation no longer reflects potentially issuable shares to satisfy this obligation.

Item 1. Financial Statements (Continued)

NOTE 14.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Continued)

Amounts Per Share

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$1,687	$997	$6,371	$1,826
Effect of dilutive 2016 Convertible Notes (a)	47	—	138	—
Effect of dilutive 2036 Convertible Notes (a)	10	10	30	110
Effect of dilutive convertible Trust Preferred Securities (a)(b)	44	46	137	—
Diluted income/(loss) from continuing operations	$1,788	$1,053	$6,676	$1,936

Basic and Diluted Shares
Basic shares (Average shares outstanding)	3,446	3,259	3,408	2,886
Net dilutive options and warrants	193	102	197	75
Dilutive 2016 Convertible Notes	309	—	309	—
Dilutive 2036 Convertible Notes	63	63	63	231
Dilutive convertible Trust Preferred Securities (b)	163	163	163	—
Diluted shares	4,174	3,587	4,140	3,192

(a)
As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that result from the application of the if-converted method for convertible securities.

Not included in calculation of diluted EPS due to their antidilutive effect:
(b)	162 million shares for the first nine months of 2009 and the related income effect for Trust Preferred Securities.

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Item 1. Financial Statements (Continued)

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and recognized directly in income (in millions):

	Third Quarter 2010			First Nine Months 2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Designated cash flow hedges:
Foreign exchange contracts	$67	$(20)	$-	$16	$(33)	$-

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a)			$50			$(150)
Commodity contracts			25			10
Other – warrants			-			1
Total			$75			$(139)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements, accruals and fees excluded from the assessment of hedge effectiveness			$60			$165
Ineffectiveness (b)			3			3
Total			$63			$168
Derivatives not designated as hedging instruments:
Interest rate contracts			$25			$56
Foreign exchange contracts (a)			65			(25)
Cross-currency interest rate swap contracts (a)			(80)			8
Total			$10			$39

(a)
Gains/(Losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(b)
Hedge ineffectiveness reflects change in fair value on derivatives of $83 million gain and a $238 million gain in the third quarter and first nine months of 2010, respectively, and change in fair value on hedged debt of $80 million loss and a $235 million loss in the third quarter and first nine months of 2010, respectively.

In the third quarter of 2010, a net gain of $7 million of foreign currency translation on net investment hedges was transferred from Accumulated other comprehensive income/(loss) to earnings due to the sale of investments in foreign affiliates.

Item 1. Financial Statements (Continued)

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Third Quarter 2009			First Nine Months 2009
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Designated Cash flow hedges:
Foreign exchange contracts	$(14)	$(13)	$—	$(83)	$38	(a)	$(1)
Commodity contracts	—	1	—	—	4		—
Total	$(14)	$(12)	$—	$(83)	$42		$(1)

Derivatives not designated as hedging instruments:
Foreign exchange contracts – operating exposures (b)			$(87)				$(88)
Foreign exchange contracts – investment portfolios			(6)				(12)
Commodity contracts			12				(37)
Other – warrants			1				2
Total			$(80)				$(135)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements, accruals and fees excluded from the assessment of hedge effectiveness			$50				$107
Ineffectiveness (c)			(18)				(14)
Total			$32				$93
Derivatives not designated as hedging instruments:
Interest rate contracts			$34				$(50)
Foreign exchange contracts (b)			(114)				(226)
Cross-currency interest rate swap contracts (b)			(54)				60
Other - warrants			1				—
Total			$(133)				$(216)

(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
Gains/(Losses) related to foreign currency derivatives were partially offset by net revaluation impacts on foreign denominated assets and liabilities, which were recorded to the same statement of operations line item as the derivative gains/(losses).

(c)
Hedge ineffectiveness reflects change in fair value on derivatives of a $46 million gain and a $1 million loss in the third quarter and first nine months of 2009, respectively, and a change in the fair value on the hedged item attributable to the hedged risk of $64 million loss and $13 million loss in the third quarter and first nine months of 2009, respectively.

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

For our Financial Services sector, net interest settlements, accruals, and fees for our fair value hedges are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals on fair value hedges in Interest expense on our consolidated statement of operations.  Fees on fair value hedges (de minimis in the third quarter and $9 million in the first nine months of 2010, and $0 in both the third quarter and first nine months of 2009), ineffectiveness on fair value hedges, and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net.  Gains and losses on foreign exchange and cross currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

Item 1. Financial Statements (Continued)

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments (in millions):

	September 30, 2010
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$808	$57	$14

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,804	166	113
Commodity contracts	750	24	13
Other – warrants	12	3	—
Total derivatives not designated as hedging instruments	2,566	193	126

Total Automotive sector derivative instruments	$3,374	$250	$140

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,549	$652	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	55,357	926	447
Foreign exchange contracts	4,313	94	19
Cross-currency interest rate swap contracts	2,013	57	198
Total derivatives not designated as hedging instruments	61,683	1,077	664

Total Financial Services sector derivative instruments	$70,232	$1,729	$664

	December 31, 2009
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$118	$—	$5

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4,255	59	80
Commodity contracts	980	15	54
Other – warrants	12	2	—
Total derivatives not designated as hedging instruments	5,247	76	134

Total Automotive sector derivative instruments	$5,365	$76	$139

Financial Services Sector
Fair value hedges:
Interest rate contracts	$6,309	$385	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	68,527	1,269	846
Foreign exchange contracts	4,386	22	46
Cross-currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	76,786	1,494	1,174

Total Financial Services sector derivative instruments	$83,095	$1,879	$1,174

Item 1. Financial Statements (Continued)

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on September 30, 2010 was about $2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  At September 30, 2010, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced derivative assets by $0 and $17 million for Automotive and Financial Services sectors, respectively, and reduced derivative liabilities by $0 and $6 million for Automotive and Financial Services sectors, respectively.  See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  We posted $0 and $64 million in cash collateral as of September 30, 2010 and December 31, 2009, respectively, related to derivative instruments, which is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 16.  SEGMENT INFORMATION

In the second quarter of 2010, we changed our presentation to show special items as a separate reconciling item to reconcile segment results to consolidated results of the Company.  These special items include (i) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (ii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities.  Prior to this change, special items were included within the operating segments and the Other Automotive reconciling item.  Our current presentation reflects the fact that management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources.  Results for prior periods herein are presented on the same basis.

(In millions)	Automotive Sector
	Operating Segments					Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Other Automotive	Special Items	Total
THIRD QUARTER 2010
Sales/Revenues
External customer	$16,205	$2,443	$6,223	$1,849	$—	$—	$872	$27,592
Intersegment	186	—	209	—	—	—	1	396
Income/(Loss)
Income/(Loss) before income taxes	1,588	241	(196)	30	—	(369)	(168)	1,126

THIRD QUARTER 2009
Sales/Revenues
External customer	$13,420	$2,089	$7,274	$1,495	$2,972	$—	$—	$27,250
Intersegment	65	—	168	—	8	—	—	241
Income/(Loss)
Income/(Loss) before income taxes	314	247	131	22	(136)	(237)	101	442

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
THIRD QUARTER 2010
Sales/Revenues
External customer	$2,222	$79	$—	$—	$2,301	$—	$29,893
Intersegment	104	3	—	—	107	(503)	—
Income/(Loss)
Income/(Loss) before income taxes	766	(5)	—	—	761	—	1,887

THIRD QUARTER 2009
Sales/Revenues
External customer	$2,929	$93	$—	$—	$3,022	$—	$30,272
Intersegment	112	2	—	—	114	(355)	—
Income/(Loss)
Income/(Loss) before income taxes	677	(16)	9	—	670	—	1,112

 *  Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 16.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Other Automotive	Special Items	Total
FIRST NINE MONTHS 2010
Sales/Revenues
External customer	$47,245	$7,077	$21,419	$5,229	$—	$—	$8,080	$89,050
Intersegment	516	—	580	—	—	—	13	1,109
Income/(Loss)
Income/(Loss) before income taxes	4,739	729	233	166	—	(1,311)	(138)	4,418
Total assets at September 30 (a)								72,438

FIRST NINE MONTHS 2009
Sales/Revenues
External customer	$34,182	$5,333	$19,998	$3,868	$8,459	$—	$—	$71,840
Intersegment	262	—	539	—	35	—	—	836
Income/(Loss)
Income/(Loss) before income taxes	(1,250)	396	(397)	(102)	(622)	(796)	3,349	578
Total assets at September 30								79,594
	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims (b)	Total
FIRST NINE MONTHS 2010
Sales/Revenues
External customer	$7,243	$233	$—	$—	$7,476	$—	$96,526
Intersegment	350	10	—	—	360	(1,469)	—
Income/(Loss)
Income/(Loss) before income taxes	2,482	(31)	—	—	2,451	—	6,869
Total assets at September 30 (a)	108,619	8,652	—	(7,093)	110,178	(2,286)	180,330

FIRST NINE MONTHS 2009
Sales/Revenues
External customer	$9,375	$257	$—	$—	$9,632	$—	$81,472
Intersegment	327	10	—	—	337	(1,173)	—
Income/(Loss)
Income/(Loss) before income taxes	1,287	(93)	(81)	—	1,113	—	1,691
Total assets at September 30	124,792	10,513	—	(8,675)	126,630	(3,245)	202,979

(a)	As reported on our sector balance sheet.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 17.  COMMITMENTS

Guarantees

At September 30, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

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

	September 30, 2010	December 31, 2009
Maximum potential payments	$605	$219
Carrying value of recorded liabilities related to guarantees	51	30

Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

In December 2005, we completed the sale of Hertz.  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction.  Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes.  The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes.  The carrying value of our deferred gain related to the letters of credit was $6 million and $9 million at September 30, 2010 and December 31, 2009, respectively.  We believe the likelihood of these letters of credit being drawn upon is remote.

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

Warranty

Included in the warranty cost accruals are costs for basic warranty coverages on products sold.  Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale.  Estimates for warranty costs are made based primarily on historical warranty claim experience.  Product warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	First Nine Months
	2010	2009
Beginning balance	$(3,147)	$(3,239)
Payments made during the period	1,658	1,896
Changes in accrual related to warranties issued during the period	(1,163)	(1,117)
Changes in accrual related to pre-existing warranties	(113)	(590)
Foreign currency translation and other	54	(155)
Ending balance	$(2,711)	$(3,205)

Item 1. Financial Statements (Continued)

NOTE 18.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	2010			2009
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(7,820)	$38	$(7,782)	$(15,721)	$350	$(15,371)
Total comprehensive income/(loss)
Net income/(loss)	2,085	—	2,085	(1,427)	(8)	(1,435)
Other comprehensive income/(loss):
Foreign currency translation	(489)	—	(489)	(447)	—	(447)
Net gain/(loss) on derivative instruments	(1)	—	(1)	(87)	—	(87)
Employee benefit-related	157	—	157	(5)	—	(5)
Net holding gain/(loss)	(2)	—	(2)	(1)	—	(1)
Total other comprehensive income/(loss)	(335)	—	(335)	(540)	—	(540)
Total comprehensive income/(loss)	1,750	—	1,750	(1,967)	(8)	(1,975)
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	596	—	596	110	—	110
Adoption of the accounting standard on VIE consolidation	—	—	—	—	(269)	(269)
Dividends	—	—	—	—	—	—
Other	(1)	—	(1)	1	(5)	(4)
Ending balance, March 31	$(5,475)	$38	$(5,437)	$(17,577)	$68	$(17,509)

Beginning balance, April 1	$(5,475)	$38	$(5,437)	$(17,577)	$68	$(17,509)
Total comprehensive income/(loss)
Net income/(loss)	2,599	(3)	2,596	2,261	—	2,261
Other comprehensive income/(loss):
Foreign currency translation	(1,240)	—	(1,240)	2,106	—	2,106
Net gain/(loss) on derivative instruments	(28)	—	(28)	(36)	—	(36)
Employee benefit-related	190	—	190	(450)	—	(450)
Net holding gain/(loss)	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss)	(1,078)	—	(1,078)	1,618	—	1,618
Total comprehensive income/(loss)	1,521	(3)	1,518	3,879	—	3,879
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	377	—	377	2,945	—	2,945
Dividends	—	(2)	(2)	—	(3)	(3)
Other	3	—	3	10	(5)	5
Ending balance, June 30	$(3,574)	$33	$(3,541)	$(10,743)	$60	$(10,683)

Beginning balance, July 1	$(3,574)	$33	$(3,541)	$(10,743)	$60	$(10,683)
Total comprehensive income/(loss)
Net income/(loss)	1,687	1	1,688	997	16	1,013
Other comprehensive income/(loss):
Foreign currency translation	(459)	(1)	(460)	499	(1)	498
Net gain/(loss) on derivative instruments	65	—	65	(68)	—	(68)
Employee benefit-related	62	—	62	(131)	—	(131)
Net holding gain/(loss)	—	—	—	2	—	2
Total other comprehensive income/(loss)	(332)	(1)	(333)	302	(1)	301
Total comprehensive income/(loss)	1,355	—	1,355	1,299	15	1,314
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	431	—	431	768	—	768
Dividends	—	—	—	—	—	—
Other	15	—	15	1	(14)	(13)
Ending balance, September 30	$(1,773)	$33	$(1,740)	$(8,675)	$61	$(8,614)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in accounting for variable interest entity consolidation discussed in the "Adoption of New Accounting Standards" section of Note 1 to the consolidated financial statements, as to which the date is May 7, 2010, we expressed an unqualified opinion (with an explanatory paragraph relating to changes in the method of accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009 and the method of accounting for uncertain tax positions in 2007) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
November 8, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER RESULTS OF OPERATIONS*

Our worldwide net income attributable to Ford Motor Company was $1.7 billion or $0.43 per share of Common and Class B Stock in the third quarter of 2010, an improvement of $690 million from net income attributable to Ford Motor Company of $997 million or $0.29 per share of Common and Class B Stock in the third quarter of 2009.

Results by sector are shown below (in millions):

	Third Quarter
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
Automotive sector	$1,126	$442	$684
Financial Services sector	761	670	91
Total Company	1,887	1,112	775
Provision for/(Benefit from) income taxes*	199	99	100
Income/(Loss) from continuing operations	1,688	1,013	675
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	1,688	1,013	675
Less: Income/(Loss) attributable to noncontrolling interests	1	16	(15)
Net income/(loss) attributable to Ford Motor Company	$1,687	$997	$690
__________
*
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

The following table details special items in each category by sector (in millions):

	Third Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2010	2009
Automotive Sector
Mercury discontinuation/Other dealer actions	$(43)	$(13)
Personnel-reduction actions	(1)	(49)
Retiree health care and related charges	(7)	(120)
Job Security Benefits/Transition Assistance Plan	18	22
Total Personnel and Dealer-Related Items - Automotive sector	(33)	(160)
Other Items:
Automotive Sector
Sale of Volvo and related items*	(102)	160
Liquidation of foreign subsidiaries – foreign currency translation impact	(33)	—
Other	—	101
Total Other Items – Automotive sector	(135)	261
Total Automotive sector	(168)	101
Financial Services Sector
DFO Partnership impairment	—	9
Total Other Items – Financial Services sector	—	9
Total	$(168)	$110
__________
*  Third quarter 2010 includes operating loss of $90 million and a loss on sale of $23 million.

Included in Provision for/(Benefit from) income taxes is a tax provision of $57 million for the third quarter of 2010 and a tax benefit of $16 million for the third quarter of 2009 that we consider to be special items.  These primarily consist of the tax effect of the pre-tax special items listed above.

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

AUTOMOTIVE SECTOR

Results of Operations

As detailed in Note 16 of the Notes to the Financial Statements, we allocate all Automotive sector special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the third quarter of 2010 and 2009 (in millions):

	Third Quarter
	2010	2009	2010 Over/(Under) 2009
Ford North America	$1,588	$314	$1,274
Ford South America	241	247	(6)
Ford Europe	(196)	131	(327)
Ford Asia Pacific Africa	30	22	8
Volvo	—	(136)	136
Other Automotive	(369)	(237)	(132)
Total Automotive	1,294	341	953
Special items	(168)	101	(269)
Total Automotive sector	$1,126	$442	$684

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the third quarter of 2010 and 2009 are shown below:

	Third Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$16.2	$13.4	$2.8	21%	592	502	90	18%

Ford South America	2.5	2.1	0.4	17	116	108	8	7

Ford Europe (c)	6.2	7.3	(1.1)	(14)	340	393	(53)	(13)

Ford Asia Pacific Africa (d)	1.8	1.5	0.3	24	205	159	46	29

Volvo	—	3.0	(3.0)	—	—	76	(76)	—
Total Automotive	26.7	27.3	(0.6)	(2)	1,253	1,238	15	1

Special items – Volvo	0.9	—	0.9	—	20	—	20	—

Total Automotive Sector	$27.6	$27.3	$0.3	1	1,273	1,238	35	3
__________
(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
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

(c)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 16,000 units and 15,000 units in the third quarters of 2010 and 2009, respectively.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 111,000 units and 93,000 units in the third quarters of 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

The increase in sales for total Automotive sector primarily reflects higher volumes and favorable net pricing, offset partially by lower Volvo sales reflecting the sale of Volvo on August 2, 2010, and unfavorable changes in currency exchange.

The increase in wholesales for total Automotive sector reflects higher wholesales in Ford North America, Ford South America, and Ford Asia Pacific Africa, offset partially by lower Volvo wholesales (reflecting the sale of Volvo) and lower wholesales in Ford Europe.  The increase in wholesales for Ford North America primarily reflects higher U.S. market share and the non-recurrence of prior-year reductions in dealer stocks.  For Ford South America, the increase is more than explained by higher industry volumes, offset partially by a decrease in dealer stocks and lower market share.  For Ford Europe, the decrease in wholesales primarily reflects lower industry volume (mainly due to the cessation of government scrappage programs) and lower market share.  The increase in wholesales for Ford Asia Pacific Africa primarily reflects strong industry growth in China and India, and higher market share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2010 and 2009, along with the level of dealer stocks as of September 30, 2010 and 2009, are shown below:

	Third Quarter
					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	15.9%	14.6%	1.3	pts.	404	313	91
South America (b) (c)	9.5	9.8	(0.3)		43	28	15
Europe (b) (d)	8.4	9.2	(0.8)		198	190	8
Asia Pacific Africa (e)	2.6	2.3	0.3		81	52	29
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)
South America market share and dealer-owned stocks are based on our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela); market share represents, in part, estimated vehicle registrations.

(d)
Europe market share and dealer-owned stocks are based on the 19 European markets we track (described in "Item 1. Business" of our 2009 Form 10-K Report); market share represents, in part, estimated vehicle registrations.

(e)
Asia Pacific Africa market share and dealer-owned stocks are based on our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam), including  JMC brand vehicles sold in China by our unconsolidated affiliates; market share represents, in part, estimated vehicle sales; dealer-owned stocks include units distributed for other manufacturers.

In the United States, continued consumer awareness of our improvements in quality and fuel efficiency are driving strong consideration and demand for Ford products, which has enabled us to achieve market share gains and improve net pricing.  In South America, the decrease in market share primarily reflects lower production in Venezuela, offset partially by share gains in Brazil.  In Europe, the decrease in market share reflects the escalation of competitive discounts and our decision to reduce participation selectively in low-margin business, as well as the end of the favorable effect of government scrappage programs on our small car sales.  In Asia Pacific Africa, market share increased, primarily reflecting share gains in India driven by the new Figo.

Automotive Sector

Total Automotive.  The increase in earnings primarily reflects favorable volume and mix (about $600 million), net pricing (mainly in North America) (about $400 million), and changes in currency exchange (about $200 million), offset partially by unfavorable cost changes (about $300 million).  The unfavorable cost changes reflect higher structural costs (to support higher volume and growth of our product plans) and higher commodity costs, offset partially by material cost reductions (total material excluding commodity costs) and favorable warranty reserve adjustments.

Ford North America Segment.  The increase in earnings is more than explained by favorable volume and mix, net pricing (primarily selective pricing), changes in currency exchange, parts profit, and cost changes.  The favorable cost changes primarily reflect material cost reductions and favorable warranty reserve adjustments, offset partially by higher structural and commodity costs.

Ford South America Segment.  The decrease in earnings is more than explained by unfavorable cost changes (primarily higher commodity costs), offset partially by favorable net pricing.

Ford Europe Segment.  The decline in results is more than explained by unfavorable cost changes (primarily reflecting higher structural costs, driven mainly by product launch and engineering spending, and higher commodity costs) and unfavorable volume and mix (primarily reflecting lower industry volumes and lower market share).

Ford Asia Pacific Africa Segment.  The increase in earnings is more than explained by favorable volume and mix (reflecting higher industry volumes, offset partially by market mix shifts from mature to emerging markets) and favorable cost changes, offset partially by unfavorable net pricing.

Other Automotive.  The decline in results is more than explained by higher net interest expense (primarily reflecting interest expense associated with the UAW VEBA retiree health care trust debt that was added at the end of 2009).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Results of Operations

As detailed in Note 16 of the Notes to the Financial Statements, we allocate all Financial Services sector special items to a separate reconciling item, as opposed to allocating them between the segments, reflecting the fact that management excludes these items from its review of segment results for purposes of measuring segment profitability and allocating resources between the segments.

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the third quarter of 2010 and 2009 are shown below:

	Third Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$2.2	$2.9	$(0.7)	$766	$677	$89
Other Financial Services	0.1	0.1	—	(5)	(16)	11
Special items	—	—	—	—	9	(9)
Total	$2.3	$3.0	$(0.7)	$761	$670	$91

Ford Credit

The increase in pre-tax earnings is more than explained by a lower provision for credit losses, primarily related to improved charge-off performance (about $150 million); improved residual performance on returned lease vehicles due to higher auction values (about $60 million); the non-recurrence of a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of Ford Credit's Australia retail portfolio on October 1, 2009 (about $50 million), and lower operating costs (about $30 million).  These factors are offset partially by lower volume related to lower average receivables (about $90 million); the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $65 million); and the non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($51 million).

Results of Ford Credit's operations and unallocated risk management for the third quarter of 2010 and 2009 are shown below (in millions):

	Third Quarter
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
North America operations	$691	$650	$41
International operations	92	(7)	99
Unallocated risk management*	(17)	34	(51)
Income/(Loss) before income taxes	766	677	89
Provision for/(Benefit from) income taxes	269	250	19
Net income	$497	$427	$70
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects a lower provision for credit losses, improved residual performance on returned lease vehicles, and lower operating costs.  These factors are offset partially by lower volume, and the non-recurrence of net gains related to unhedged currency exposure.  The increase in pre-tax results for Ford Credit's International operations primarily reflects the non-recurrence of a loss in the third quarter 2009 related to the sale of its Australia retail portfolio and a lower provision for credit losses.  The change in unallocated risk management reflects the non-recurrence of net gains related to market valuation adjustments to derivatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	September 30, 2010	December 31, 2009	2010 Over/(Under) 2009
Receivables – On-Balance Sheet
Finance receivables
Retail installment	$51.1	$56.3	$(4.8)
Wholesale	21.5	22.4	(0.6)
Other	2.4	2.4	0.2
Unearned interest supplements	(2.0)	(1.9)	(0.1)
Allowance for credit losses	(0.9)	(1.3)	0.3
Finance receivables, net	72.1	77.9	(5.0)
Net investment in operating leases	10.5	14.6	(3.0)
Total receivables – on-balance sheet (a)(b)	$82.6	$92.5	$(8.0)

Memo:
Total receivables – managed (c)	$84.6	$94.5	$(9.9)
Total receivables – serviced (d)	84.6	94.6	(10.0)
__________
(a)
At September 30, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $57.5 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in Ford Credit's financial statements.  In addition, at September 30, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of about $6.8 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in Ford Credit's financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  See Note 10 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $1 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million at December 31, 2009.

The decrease in receivables from year-end 2009 primarily reflects the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, and lower industry and financing volumes in 2009 and 2010 compared with prior years.  At September 30, 2010, the Jaguar, Land Rover, Mazda and Volvo financing portfolio represented about 5% of Ford Credit's managed receivables.  In addition, the Mercury financing portfolio represented about 3% of Ford Credit's managed receivables at September 30, 2010.  The percentages for each of these brands will decline over time.

The following table shows Ford Credit's worldwide charge-offs (credit losses net of recoveries) for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below (in millions except ratios):

	Third Quarter
	2010	2009	2010 Over/(Under) 2009
On-Balance Sheet
Charge-offs	$95	$240	$(145)
Loss-to-receivables ratio	0.44%	0.97%	(0.53	) pts.

Memo:
Charge-offs – managed	$95	$241	$(146)
Loss-to-receivables ratio – managed	0.44%	0.97%	(0.53	) pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions and lower severity.  Charge-offs in Europe decreased primarily reflecting lower wholesale losses in Germany and lower losses in Spain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio (in millions except percentages):

	September 30, 2010	December 31, 2009	2010 Over/(Under) 2009

Allowance for credit losses	$973	$1,549	$(576)
Allowance as a percentage of end-of-period receivables	1.14%	1.61%	(0.47	) pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in the allowance for credit losses is consistent with the decrease in charge-offs and included $10 million for management's judgment regarding higher retail loss assumptions in Spain compared with historical trends used in Ford Credit's models.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million for management's judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  Based on all the factors Ford Credit considers, as of September 30, 2010 about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

FIRST NINE MONTHS RESULTS OF OPERATIONS*

Our worldwide net income attributable to Ford Motor Company was $6.4 billion or $1.61 per share of Common and Class B Stock in the first nine months of 2010, an improvement of $4.5 billion from net income attributable to Ford Motor Company of $1.8 billion or $0.61 per share of Common and Class B Stock in the first nine months of 2009.

Results by sector are shown below (in millions):

	First Nine Months
	2010	2009	2010 Over/ (Under) 2009
Income/(Loss) before income taxes
Automotive sector	$4,418	$578	$3,840
Financial Services sector	2,451	1,113	1,338
Total Company	6,869	1,691	5,178
Provision for/(Benefit from) income taxes*	500	(143)	643
Income/(Loss) from continuing operations	6,369	1,834	4,535
Income/(Loss) from discontinued operations	—	5	(5)
Net income/(loss)	6,369	1,839	4,530
Less: Income/(Loss) attributable to noncontrolling interests	(2)	8	(10)
Net income/(loss) attributable to Ford Motor Company	$6,371	$1,831	$4,540
__________
*
Our continued low effective tax rate primarily results from our valuation allowance against deferred tax assets.  For additional discussion of the valuation allowance, see our "Critical Accounting Estimates" discussion below.

___________
*	Amounts for 2009 have been adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details special items in each category by sector (in millions):

	First Nine Months – Income/(Loss)
Personnel and Dealer-Related Items:	2010	2009
Automotive Sector
Mercury discontinuation/Other dealer actions	$(290)	$(105)
Personnel-reduction actions	(118)	(482)
Retiree health care and related charges	33	(408)
Job Security Benefits/Transition Assistance Plan	50	336
Total Personnel and Dealer-Related Items - Automotive sector	(325)	(659)
Other Items:
Automotive Sector
Liquidation of foreign subsidiaries – foreign currency translation impact	(33)	(281)
Net gains on debt reduction actions	40	4,663
Sale of Volvo and related items*	180	(373)
Investment impairment and related charges	—	(100)
Return on assets held in Temporary Asset Account ("TAA")	—	96
Other	—	3
Total Other Items – Automotive sector	187	4,008
Total Automotive sector	(138)	3,349
Financial Services Sector
DFO Partnership impairment	—	(132)
Gain on purchase of Ford Holdings debt securities	—	51
Total Other Items – Financial Services sector	—	(81)
Total	$(138)	$3,268
__________
*  First nine months 2010 includes operating profit of $12 million (through sale date of August 2, 2010), and a loss on sale of $23 million.

Included in Provision for/(Benefit from) income taxes are tax benefits of $132 million and $118 million for the first nine months of 2010 and 2009, respectively, that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above, and release of our valuation allowance related to our Canadian financial services operations.

AUTOMOTIVE SECTOR

Results of Operations

As detailed in Note 16 of the Notes to the Financial Statements, we allocate all Automotive sector special items to a separate reconciling item, as opposed to allocating among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first nine months of 2010 and 2009 (in millions):

	First Nine Months
	2010	2009	2010 Over/(Under) 2009
Ford North America	$4,739	$(1,250)	$5,989
Ford South America	729	396	333
Ford Europe	233	(397)	630
Ford Asia Pacific Africa	166	(102)	268
Volvo	—	(622)	622
Other Automotive	(1,311)	(796)	(515)
Total Automotive	4,556	(2,771)	7,327
Special items	(138)	3,349	(3,487)
Total Automotive sector	$4,418	$578	$3,840

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by segment of Automotive revenues ("sales") and wholesale unit volumes for the first nine months of 2010 and 2009 are shown below:

	First Nine Months
	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$47.2	$34.1	$13.1	38%	1,798	1,310	488	37%

Ford South America	7.1	5.3	1.8	33	347	312	35	11

Ford Europe (c)	21.4	20.1	1.3	7	1,176	1,136	40	4

Ford Asia Pacific Africa (d)	5.2	3.9	1.3	35	603	436	167	38

Volvo	—	8.5	(8.5)	—	—	224	(224)	—
Total Automotive	80.9	71.9	9.0	13	3,924	3,418	506	15

Special items – Volvo	8.1	—	8.1	—	211	—	211	—

Total Automotive Sector	$89.0	$71.9	$17.1	24	4,135	3,418	717	21
__________
(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
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

(c)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 41,000 units and 36,000 units in the first nine months of 2010 and 2009, respectively.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 351,000 units and 250,000 units in the first nine months of 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

The increase in sales for total Automotive sector primarily reflects higher volume, favorable net pricing, and favorable changes in currency exchange.

Details of Automotive sector market share for selected markets for the first nine months of 2010 and 2009, along with the level of dealer stocks as of September 30, 2010 and 2009, are shown below:

	First Nine Months
					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	16.4%	15.0%	1.4	pts.	404	313	91
South America (b) (c)	9.9	10.4	(0.5)		43	28	15
Europe (b) (d)	8.6	9.2	(0.6)		198	190	8
Asia Pacific Africa (e)	2.3	2.3	—		81	52	29
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)
South America market share and dealer-owned stocks are based on our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela); market share represents, in part, estimated vehicle registrations.

(d)
Europe market share and dealer-owned stocks are based on the 19 European markets we track (described in "Item 1. Business" of our 2009 Form 10-K Report); market share represents, in part, estimated vehicle registrations.

(e)
Asia Pacific Africa market share and dealer-owned stocks are based on our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam), including JMC brand vehicles sold in China by our unconsolidated affiliates; market share represents, in part, estimated vehicle sales; dealer-owned stocks include units distributed for other manufacturers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector

Total Automotive.  The improvement in results primarily reflects favorable volume and mix ($3.8 billion), net pricing (mainly in North America) ($2.5 billion), changes in currency exchange (about $700 million), and the non-recurrence of Volvo operating losses from 2009 (about $600 million), offset partially by higher net interest expense (about $400 million) and unfavorable fair market value adjustments (about $100 million).  The favorable volume and mix primarily reflects favorable dealer stock changes, as well as higher industry volumes and market share.

Ford North America Segment.  The improvement in results primarily reflects favorable volume and mix (mainly the non-recurrence of prior-year stock reductions, higher market share, and higher industry volumes), net pricing (primarily selective pricing and lower incentive spending), and changes in currency exchange, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflect higher commodity costs, structural costs, and freight costs, offset partially by material cost reductions.

Ford South America Segment.  The increase in earnings primarily reflects favorable net pricing and changes in currency exchange, offset partially by unfavorable cost changes (primarily higher commodity and structural costs).

Ford Europe Segment.  The improvement in results primarily reflects favorable cost changes (primarily material cost reductions and favorable warranty reserve adjustments, offset partially by higher structural and commodity costs), higher parts profit and favorable volume and mix.

Ford Asia Pacific Africa Segment.  The improvement in results primarily reflects favorable volume and mix (reflecting higher industry volumes), favorable cost changes (reflecting material cost reductions and favorable warranty reserve adjustments, offset partially by higher structural costs to support investment in our product and growth plans) and favorable changes in currency exchange.

Other Automotive.  The decline in results reflects higher net interest expense (more than explained by the interest expense associated with the UAW VEBA retiree health care trust debt that was added at the end of 2009) and unfavorable fair market value adjustments (largely related to our investment in Mazda).

FINANCIAL SERVICES SECTOR

Results of Operations

As detailed in Note 16 of the Notes to the Financial Statements, we allocate all Financial Services sector special items to a separate reconciling item, as opposed to allocating them between the segments, reflecting the fact that management excludes these items from its review of segment results for purposes of measuring segment profitability and allocating resources between the segments.

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the first nine months of 2010 and 2009 are shown below:

	First Nine Months
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$7.3	$9.4	$(2.1)	$2,482	$1,287	$1,195
Other Financial Services	0.2	0.2	—	(31)	(93)	62
Special items	—	—	—	—	(81)	81
Total	$7.5	$9.6	$(2.1)	$2,451	$1,113	$1,338

Ford Credit

The increase in pre-tax earnings primarily reflects a lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $1.1 billion); improved residual performance on returned lease vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $640 million); lower operating costs (about $100 million); higher financing margin primarily attributable to lower borrowing costs (about $80 million); and the non-recurrence of a valuation allowance for finance receivables classified as held-for-sale at

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

September 30, 2009 related to the sale of Ford Credit's Australia retail portfolio on October 1, 2009 (about $50 million).  These factors are offset partially by lower volume primarily related to lower average receivables (about $350 million); the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $320 million); higher net losses related to debt repurchases (about $80 million); and the non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($50 million).

Results of Ford Credit's operations and unallocated risk management for the first nine months of 2010 and 2009 are shown below (in millions):

	First Nine Months
	2010	2009	2010 Over/(Under) 2009
Income before income taxes
North America operations	$2,224	$1,245	$979
International operations	265	(1)	266
Unallocated risk management*	(7)	43	(50)
Income/(Loss) before income taxes	2,482	1,287	1,195
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	901	460	441
Net income	$1,581	$827	$754
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects a lower provision for credit losses, improved residual performance on returned lease vehicles and lower depreciation expense for leased vehicles due to higher auction values, lower operating costs, and higher financing margin.  These factors are offset partially by lower volume, the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, and higher net losses related to debt purchases.  The increase in pre-tax earnings for Ford Credit's International operations primarily reflects a lower provision for credit losses, the non-recurrence of a loss in the third quarter of 2009 related to the sale of its Australia retail portfolio, higher financing margin, and improved performance on residual-based products.  These factors were offset partially by lower volume.  The change in unallocated risk management reflects higher net gains related to market valuation adjustments to derivatives.

The following table shows Ford Credit's worldwide charge-offs (credit losses net of recoveries) for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below (in millions except ratios):

	First Nine Months
	2010	2009	2010 Over/(Under) 2009
On-Balance Sheet
Charge-offs	$314	$857	$(543)
Loss-to-receivables ratio	0.47%	1.10%	(0.63	) pts.

Memo:
Charge-offs – managed	$314	$862	$(548)
Loss-to-receivables ratio – managed	0.47%	1.10%	(0.63	) pts.

The decrease in charge-offs from a year ago primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Germany and Spain.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for 97% of its total investment in operating leases at September 30, 2010 (in thousands, except for percentages):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Placements	29	11	90	46
Terminations	109	95	311	297
Returns	72	73	232	249

Memo:
Return rates	66%	77%	70%	84%
The increase in placement volumes in the third quarter of 2010 primarily reflects higher Ford market share and changes in Ford's marketing programs.  The increase in termination volumes primarily reflects higher placement volumes in 2007 and the first nine months of 2008.  The decrease in return volumes primarily reflects lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

In the first nine months of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln, and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant third quarter 2010 vehicle mix for lease terms comprising 57% of Ford Credit's active Ford, Lincoln, and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Returns
24-Month term	9	12	38	43
36-Month term	16	11	55	53
39-Month term/Other term	14	10	36	27
Total returns	39	33	129	123

Memo:
Return rates	61%	70%	66%	81%

Auction Values at Constant Third Quarter 2010 Vehicle Mix
24-Month term	$19,030	$19,385	$18,635	$17,780
36-Month term	16,235	15,615	15,985	14,470

Ford, Lincoln, and Mercury brand U.S. return volumes in third quarter 2010 were up compared with the same period a year ago, primarily reflecting higher terminations, offset partially by a lower return rate.  The decrease in auction values at constant third quarter 2010 mix primarily reflected high auction values for late model used vehicles in the third quarter 2009, consistent with the cash for clunkers program and low new vehicle inventory.  Auction values, at constant third quarter 2010 mix, improved compared with second quarter 2010 for vehicles under 24-month and 36-month leases by $170 per unit and $70 per unit, respectively.  The year-over-year improvement in auction values experienced in the first nine months of 2010 is not expected to continue to the same extent through the end of the year.

Recent lease placement trends will result in a much lower mix of 24-month contracts within Ford Credit's return volume over the next several quarters.  Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

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

Gross Cash.  Automotive gross cash includes cash and cash equivalents and net marketable securities.  In 2008, we reclassified out of our Automotive gross cash calculation the TAA securities related to our Retiree Health Care Settlement Agreement.  Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009	June 30, 2009	December 31, 2008
Cash and cash equivalents	$9.0	$8.7	$9.7	$9.6	$11.2	$6.1
Marketable securities (a)	14.9	13.2	15.2	14.5	9.7	9.3
Total cash and marketable securities	23.9	21.9	24.9	24.1	20.9	15.4
Securities in-transit (b)	(0.1)	—	—	(0.2)	(0.1)	—
UAW-Ford TAA/Other (c)	—	—	—	(0.7)	(0.4)	(2.3)
Gross cash	$23.8	$21.9	$24.9	$23.2	$20.4	$13.1
________
(a)
Included at September 30, 2010 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $229 million, the estimated fair value of which is $228 million.  Also included are Mazda marketable securities with a fair value of $472 million.  For similar data points for the other periods listed here, see our prior period financial reports.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.
(c)	Amount transferred to UAW-Ford TAA that, due to consolidation, was shown in Cash and cash equivalents and Marketable securities.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, and debt obligations of certain foreign governments, foreign governmental agencies and supranational institutions.  The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.

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

___________
*	Amounts for 2009 and prior periods have been adjusted for the effect of the new accounting standard on VIE consolidation; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2010 (a)	2009	2010	2009
Gross cash at end of period	$23.8	$23.2	$23.8	$23.2
Gross cash at beginning of period	21.9	20.4	24.9	13.1
Total change in gross cash	$1.9	$2.8	$(1.1)	$10.1

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$1.3	$0.3	$4.6	$(2.8)
Capital expenditures	(0.9)	(0.9)	(2.8)	(3.0)
Depreciation and special tools amortization	0.9	1.1	2.8	3.1
Changes in receivables, inventories and trade payables	—	1.2	0.1	3.1
Other (b)	(0.2)	(0.1)	(0.5)	(2.5)
Subtotal	1.1	1.6	4.2	(2.1)
Up-front subvention payments to Ford Credit	(0.2)	(0.5)	(0.8)	(1.6)
Total operating-related cash flows	0.9	1.1	3.4	(3.7)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits accrual	—	(0.2)	(0.2)	(0.7)
Contributions to funded pension plans	(0.1)	(0.1)	(0.8)	(0.8)
Net effect of TAA on gross cash (c)	—	(0.2)	—	1.7
Net receipts from Financial Services sector	1.0	0.6	1.5	0.9
Net proceeds from/(payments on) Automotive sector debt (d)	(1.2)	0.9	(6.3)	10.7
Equity issuances, net (primarily related to the equity distribution agreement described below)	0.4	0.6	1.2	2.2
Other (e)	0.9	0.1	0.1	(0.2)
Total change in gross cash	$1.9	$2.8	$(1.1)	$10.1
__________
(a)	Except as noted, see note (e) below, 2010 data exclude Volvo.
(b)	In the third quarter of 2010, Other Operating-related cash flows were driven primarily by timing differences between the expensing of marketing and other accruals, and the payment of those expenses.
(c)
As previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008, in January 2009 we liquidated the assets in the TAA established pursuant to the Retiree Health Care Settlement Agreement, and replaced the assets with a promissory note owing by Ford to Ford-UAW Holdings LLC, allowing us access to the TAA assets as another available source of liquidity for use in our operations during 2009.

(d)
Cash flows during the third quarter of 2010 included further paying down our revolving credit line by $2 billion and a $300 million payment on our secured term loans.  These reductions were offset partially by receipts of government loans for the development of more fuel-efficient vehicles described in Note 10 of the Notes to the Financial Statements.

(e)
During the third quarter of 2010 we completed the sale of Volvo for $1.8 billion, of which $200 million was paid in the form of a note and the balance in cash.  As a result of estimated purchase price adjustments of $300 million, we received $1.3 billion in cash.  The final purchase price adjustments are expected to result in additional proceeds to Ford.  Other cash changes of $400 million primarily reflect the exclusion of Volvo's cash balances as a result of the sale.

Included within operating-related cash flows are cash flows related to changes in our working capital balances (i.e., trade receivables, trade payables, and inventories), and receivables and payables between the Automotive and Financial Services sectors associated primarily with the Automotive sector's vehicle wholesales.  These cash flows generally are subject to seasonal timing differences.  For example, we typically experience cash flow timing differences associated with inventories due to our annual December shutdown period, when inventories usually are at the lowest level of the year.  This drawdown of inventories creates significant cash inflows during the fourth quarter.  As production resumes in January, we replenish our inventory stocks and generally experience resulting cash outflows, reflected in "Changes in receivables, inventories and trade payables" in the table above.  This same shutdown period generally results in lower trade payables balances and associated cash outflows in the fourth quarter due to lower production levels in the last weeks of the year.  Additionally, as a result of our December shutdown, Automotive receivables from the Financial Services sector, reflected in "Other" in first nine months Operating-related cash flows above, largely are collected by the end of the fourth quarter with a normal increase in the receivables balance in January as production resumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the third quarter and first nine months of 2010 and 2009 (in billions):

	Third Quarter		First Nine Months
	2010 (a)	2009	2010 (a)	2009
Cash flows from operating activities of continuing operations (b)	$1.6	$2.3	$4.6	$(1.0)
Items included in operating-related cash flows
Capital expenditures	(0.9)	(0.9)	(2.8)	(3.0)
Net cash flows from non-designated derivatives	(0.1)	(0.1)	(0.3)	(0.1)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits/Transition Assistance Program accrual and personnel-reduction programs	—	0.2	0.2	0.7
Contributions to funded pension plans	0.1	0.1	0.8	0.8
Tax refunds, tax payments, and tax receipts from affiliates	—	(0.2)	—	(0.5)
Other (c)	0.2	(0.3)	0.9	(0.6)
Operating-related cash flows	$0.9	$1.1	$3.4	$(3.7)
__________
(a)	Except as noted, see note (c) below, 2010 data exclude Volvo.
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

Equity and Equity-Linked Issuances.  On December 4, 2009, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we would offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  During the first nine months of 2010, we issued 75.9 million shares of Common Stock for an aggregate price of $903 million, which will be used for general corporate purposes.  Since inception through September 30, 2010, under this agreement we issued 85.8 million shares of Common Stock for an aggregate price of $1 billion.  Sales under this agreement were completed in September 2010.

Secured Credit Agreement.  At September 30, 2010, the revolving credit facility of our secured Credit Agreement totaled $8.1 billion, with $886 million maturing on December 15, 2011 and $7.2 billion maturing on November 30, 2013.  On April 6, 2010 and September 9, 2010 we paid down $3 billion and $2 billion, respectively, of the drawn amount of the revolving credit facility, bringing the utilized portion of the revolving credit facility to $3 billion (including $441 million to support letters of credit).  Also at September 30, 2010, term loans outstanding under the Credit Agreement totaled $4.9 billion.  On August 3, 2010, as required by the terms of the Credit Agreement, we used about $300 million of the net cash proceeds from the sale of Volvo Personvagnar AB (also known as Volvo Car Corporation) to partially prepay the term loans.  See our Current Report on Form 8-K filed August 2, 2010, for a discussion of the sale of Volvo.

Other Automotive Credit Facilities.  At September 30, 2010 we had $605 million of local credit facilities to foreign Automotive affiliates, of which $144 million has been utilized.  Of the $605 million of committed credit facilities, $67 million expires in 2011, $155 million expires in 2013, and $383 million expires in 2014.

Net Cash/(Debt).  Our Automotive sector net debt calculation is detailed below (in billions):

	September 30, 2010	December 31, 2009
Gross cash	$23.8	$24.9
Less:
Long-term debt	25.1	32.0
Debt payable within one year	1.3	1.6
Total debt	26.4	33.6
Net cash/(debt)	$(2.6)	$(8.7)

Memo: Liquidity*	$29.4	$25.6

*	Includes gross cash plus amounts available for draw under our secured Credit Agreement and other Automotive credit facilities.

See Note 10 of the Notes to the Financial Statements for our debt maturities table as of September 30, 2010 and additional debt disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Debt Reduction Actions.  In addition to the $5 billion of payments on the drawn amount of the revolving credit facility and the $300 million payment on our secured term loans described above, we undertook the following transactions during the first nine months of 2010, which further reduced our Automotive debt:

VEBA Trust Note Obligations: Pursuant to a March 2008 settlement agreement, the UAW VEBA Trust was created to assume responsibility for providing retiree health care benefits to eligible Ford-UAW employees and their dependents, the cost of which would be funded with assets contributed by Ford.  The settlement was amended in March 2009 to create Notes A and B, which smoothed our payment obligations and gave us the option to use Ford Common Stock to make payments under Note B.  On December 31, 2009, we completed the transfer of assets, including Notes A and B, to the UAW VEBA Trust, and the trust assumed the retiree health care liabilities.  The combined carrying value of Notes A and B, which were non-interest bearing, after giving effect to the payments made on December 31, 2009 was $7 billion and $7.1 billion at December 31, 2009 and March 31, 2010, respectively.

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

On October 29, 2010 we prepaid the remaining outstanding principal amount of Note B with cash of $3.5 billion.  The prepayment amount was based on the contractual prepayment amount reflecting an agreed-upon discount of 5%.  Immediately prior to our prepayment, the carrying value of the note was $3.6 billion.

Trust Preferred Securities:  As announced on March 27, 2009, we elected to defer for up to 20 consecutive quarters future interest payments on our outstanding $3 billion principal amount of 6.5% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), which are the sole assets of a subsidiary trust ("Trust II").  As of September 30, 2010, Trust II had outstanding 6.5% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The March 2009 decision to defer interest was in accordance with the terms of the Subordinated Convertible Debentures, and resulted in the deferral of distributions on the Trust Preferred Securities in accordance with the terms of those securities.  On June 30, 2010, we paid in cash $255 million to the trustee of Trust II, which amount represented all of the accrued interest on the Subordinated Convertible Debentures that was previously deferred, together with interest on the deferred interest compounded quarterly at an annual rate of 6.5%.  This amount was paid by Trust II on July 15, 2010 to holders of the Trust Preferred Securities, thereby bringing current distributions on those securities.  In addition, we reinstated the quarterly interest payment on the Subordinated Convertible Debentures, and Trust II reinstated the quarterly distribution payment on the Trust Preferred Securities, starting with the payment due on July 15, 2010.

Conversion Offers for Senior Convertible Securities: On October 26, 2010, we launched the Conversion Offers under which we are offering to pay a premium in cash to induce the holders of any and all of our outstanding 2036 Convertible Notes and 2016 Convertible Notes to convert their Convertible Notes into shares of Ford’s Common Stock.  The aggregate principal amount outstanding of the Convertible Notes is $3.5 billion, of which $2.6 billion is carried as debt on our balance sheet, and the aggregate number of shares of Ford Common Stock into which the Convertible Notes are convertible is 372 million.  These shares have been reflected in our fully diluted earnings per share calculation since January 1, 2010 and, therefore, any shares issued pursuant to the Conversion Offers will not impact our diluted earnings per share.

Holders who elect to convert either their 2036 Convertible Notes or 2016 Convertible Notes into shares of Ford Common Stock pursuant to the Conversion Offers will receive, for each $1,000 principal amount of their Convertible Notes converted, the number of shares they otherwise would be entitled to receive upon conversion (i.e., 108.6957 and 107.5269, respectively), plus an amount in cash of $190 for the 2036 Convertible Notes and $215 for the 2016 Convertible Notes, plus accrued and unpaid interest.  Each Conversion Offer will each expire on November 23, 2010, unless we extend or earlier terminate the Conversion Offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and strengthen our balance sheet, while at the same time having resources available to grow our business.  The actions described above are consistent with this priority.  Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to grow our business, invest in new products that customers want and value, pay our debts and obligations as and when they come due, and provide a cushion within the uncertain global economic environment.  We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow that can be used to reduce debt even as we continue to invest in the growth of our business.

Financial Services Sector

Ford Credit

Debt.  At September 30, 2010, Ford Credit's debt was $88.5 billion compared with $96.3 billion at year-end 2009.  At September 30, 2010, unsecured long-term debt (including notes payable within one year) was down about $3 billion from year-end 2009, primarily reflecting about $9 billion of debt maturities, repurchases, and calls, offset partially by about $6 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 – about $700 million; 2011 – about $9 billion; 2012 – about $7 billion; and the remainder thereafter.  At September 30, 2010, asset-backed long-term debt (including notes payable within one year) was down about $4 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

Funding Strategy.  Ford Credit's funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance, committed funding capacity, and access to diverse funding sources.  Securitization continues to represent a substantial portion of Ford Credit's funding mix as this market remains more cost effective than unsecured funding and allows Ford Credit access to a wider investor base given its credit ratings remain below investment grade levels.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing Ford Credit to support us (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full-service leasing and retail and wholesale financing).

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in Ford Credit's asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and legislation on Ford Credit's ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to Ford Credit's funding plan.  As a result of such events or legislation, Ford Credit would need to reduce new originations, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on Ford Credit's business until such rulemaking is complete.  See "Item 1A. Risk Factors" for more information regarding the potential impact of the Act on securitization activity.

At September 30, 2010, Ford Credit had committed capacity totaling $35 billion, about $1 billion higher than the second quarter, as several of its key relationship banks have provided committed facilities to support a variety of markets and asset classes.  Ford Credit also renewed about $5 billion of committed capacity in the third quarter of 2010.  Ford Credit's renewal strategy is to optimize capacity and maintain sufficient liquidity to protect its global funding needs.  Most of Ford Credit's asset-backed committed facilities enable it to obtain term funding up to the time the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as the underlying assets liquidate.  Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and, for certain programs, having the ability to obtain derivatives to manage the interest rate risk.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF"):  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At September 30, 2010, the outstanding balance of Ford Credit's TALF-eligible asset-backed securities was $8.4 billion, compared with $8.1 billion at December 31, 2009, reflecting issuance of $2.3 billion in the first quarter of 2010 offset

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

partially by amortization of about $2 billion in the first nine months of 2010.  The outstanding balance of Ford Credit's TALF-eligible asset-backed securities will decline as the debt continues to amortize and no new securities are issued.

European Central Bank ("ECB") Open Market Operations:  FCE is eligible to access liquidity through the ECB's open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  During 2010, FCE has not accessed the ECB's open market operations program for any incremental funding.  At September 30, 2010, FCE had $587 million of funding from the ECB relating to asset-backed securities and other marketable securities, down from $1.8 billion at December 31, 2009.  The outstanding balance has been reduced due to amortization of the debt and sale of notes in the secondary markets previously posted as collateral for ECB funding.  In October, Ford Credit completed another such sale of notes to reduce the outstanding balance to $205 million.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances in 2009 and through October 31, 2010, and its planned issuances for 2010 (in billions):

	2010
	Full Year Forecast	Through October 31	Actual 2009
Public Term Funding
Unsecured	$6 – 7	$6	$5
Securitization transactions (a)	10 – 12	10	15
Total public term funding	$16 – 19	$16	$20

Private Term Funding (b)	$8 – 10	$8	$11
__________
(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's FCAR program.

Through October 31, 2010, Ford Credit completed about $16 billion of public term funding transactions, including about $5 billion of retail asset-backed securitization transactions; about $3 billion of wholesale asset-backed securitization transactions; about $2 billion of lease asset-backed securitization transactions; and about $6 billion of unsecured issuances.

Through October 31, 2010, Ford Credit completed about $8 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	September 30, 2010	December 31, 2009
Cash, cash equivalents, and marketable securities (a)	$19.8	$17.3

Committed liquidity programs	25.1 (b)	23.2
Asset-backed commercial paper	9.0 (b)	9.3
Credit facilities	1.1	1.3
Committed capacity	35.2	33.8
Committed capacity and cash	55.0	51.1
Less: Capacity in excess of eligible receivables	(8.2)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(4.7)	(5.2)
Liquidity	42.1	39.4
Less: Utilization	(17.5)	(18.3)
Liquidity available for use	$24.6	$21.1
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Capacity as of October 1, 2010.

At September 30, 2010, committed capacity and cash shown above totaled $55 billion, of which about $42.1 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $8.2 billion and cash required to support on-balance sheet securitization transactions of $4.7 billion).  At September 30, 2010, $17.5 billion was utilized, leaving $24.6 billion available for use (including $15.1 billion of cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2010, Ford Credit's liquidity available for use was $3.5 billion higher than at year-end 2009.  Liquidity available for use was 29% of managed receivables, compared with 22% at year-end 2009.  In addition to the $24.6 billion of liquidity available for use, $8.2 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity to alternate markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2010, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.8 billion, compared with $17.3 billion at year-end 2009.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs.  Cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies and supranational institutions, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's on-balance sheet securitization transactions of $4.7 billion and $5.2 billion at September 30, 2010 and December 31, 2009, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively repurchase its unsecured debt on the open market.  In the third quarter of 2010, Ford Credit repurchased about $800 million and called about $200 million of its near-term unsecured debt maturities.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $25.1 billion at September 30, 2010 ($11.1 billion retail, $9.2 billion wholesale and $4.8 billion supported by various retail, lease or wholesale assets) of which $7.5 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.3 billion having maturities within the next twelve months (of which $3.5 billion relates to FCE commitments), and the remaining balance having maturities between October 2011 and March 2013.  Ford Credit plans to achieve capacity renewals necessary to maintain sufficient liquidity to protect its global funding needs.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates.  At September 30, 2010, $10.3 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Asset-Backed Commercial Paper.  At July 1, 2010, Ford Credit had about $9 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $4.3 billion expire in 2011, $355 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of the outstanding balance.  At September 30, 2010, about $9 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities.  At September 30, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Credit Facilities.  At September 30, 2010, Ford Credit and its majority-owned subsidiaries, including FCE, had over $1 billion of contractually-committed unsecured credit facilities with financial institutions.  Ford Credit had $547 million available for use, of which $488 million expire in 2011 and $59 million expire in 2012.  Almost all of Ford Credit's contractually-committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

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

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	September 30, 2010	December 31, 2009
Total debt	$88.5	$96.3
Equity	10.9	11.0
Financial statement leverage (to 1)	8.1	8.8

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	September 30, 2010	December 31, 2009
Total debt	$88.5	$96.3
Securitized off-balance sheet receivables outstanding	—	0.1
Retained interest in securitized off-balance sheet receivables	—	—
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.8)	(17.3)
Adjustments for derivative accounting (b)	(0.4)	(0.2)
Total adjusted debt	$68.3	$78.9

Equity	$10.9	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.8	$10.8
Managed leverage (to 1)	6.3	7.3
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At September 30, 2010, Ford Credit's managed leverage was 6.3 to 1, compared with 7.3 to 1 at December 31, 2009.  Based on Ford Credit's analysis of the quality of its assets, it believes the appropriate leverage would be in the range of 10-11 to 1.  Longer term, Ford Credit expects to return its leverage to the appropriate level consistent with its analysis of the quality of the assets.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In the third quarter of 2010, Ford Credit paid a $1 billion cash distribution.

On-Balance Sheet Arrangements

At September 30, 2010, all of Ford Credit's securitization transactions are included in its financial statements and expects its future securitization transactions to be on-balance sheet.  Ford Credit believes on-balance sheet arrangements are more transparent to its investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitization transactions are as follows (in billions):

	September 30, 2010		December 31, 2009
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations (a)	$64.3		$74.8
Cash, cash equivalents, and marketable securities to be used only to support the on-balance sheet securitizations	4.7	(b)	5.2
Debt payable only out of collections on the underlying securitized assets and related enhancements	47.0		52.9
__________
(a)	Before allowance for credit losses.
(b)	Included are marketable securities totaling $116 million, which are pledged as collateral in a funding arrangement with the ECB.

See Note 7 of the Notes to the Financial Statements for more information regarding the accounting treatment for securitization transactions.

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

Total Company

Equity/(Deficit).  At September 30, 2010, Total equity/(deficit) attributable to Ford Motor Company was negative $1.8 billion, an improvement of $6 billion compared with December 31, 2009.  The improvement is more than explained by favorable changes in Retained earnings (primarily related to first nine months 2010 net income attributable to Ford) and favorable changes in Capital in excess of par value of stock (primarily equity issuances), offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) (see Note 18 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company).

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010:

Ford
On October 8, 2010, Moody's upgraded Ford's corporate family rating to Ba2 from B1, the senior secured rating to Baa3 from Ba1 and the unsecured rating to Ba3 from B2.  The outlook on the ratings is stable.

Ford Credit	On October 8, 2010, Moody's upgraded Ford Credit's corporate family rating and senior unsecured rating to Ba2 from Ba3. The outlook on the ratings is stable.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB (low)	B	BB (high)	Stable	BB	R-4	Stable
Fitch	BB-	B	BB+	Stable	BB-	B	Stable
Moody's	Ba2	Ba3	Baa3	Stable	Ba2	NP	Stable
S&P	B+	B	BB	Positive	B+ *	NR	Positive
__________
*  S&P assigns FCE a long-term senior unsecured rating of BB-, maintaining a one notch differential versus Ford Credit.

OUTLOOK

We are encouraged by our momentum, and we believe that our One Ford plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, see "Item 1A. Risk Factors," "Overview," "Outlook," and "Critical Accounting Estimates" in our Form 2009 10-K Report and 2010 Form 10-Q Reports, including updates in this Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our projected vehicle production is as follows (in thousands):

	Fourth Quarter 2010
	Planned Vehicle Unit Production*	Over/(Under) Fourth Quarter 2009
Ford North America	590	16
Ford South America	125	1
Ford Europe	400	(57)
Ford Asia Pacific Africa	233	68
Total	1,348	28
_________
*     Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year increase in planned fourth quarter 2010 production reflects continued strong customer demand for our products, offset partially by lower industry volume in Europe.  Our fourth quarter production plan is 90,000 units higher than third quarter 2010 actual production, reflecting normal seasonal increases following our summer plant shutdowns, new product launches, and projected industry growth as economic conditions improve.

Our planning assumptions for 2010 and results from the first nine months include the following:

Industry Volume (a)	Full-Year Plan	First Nine Months	Full-Year Outlook
(million units)
–United States	11.5 – 12.5	11.5	11.6
–Europe (b)	13.5 – 14.5	15.2	15.0

Operational Metrics
Compared with prior year:
–Quality	Improve	Improved	On Track
–Automotive Structural Costs (c)	Somewhat Higher	$700 Million Higher	About $1 Billion Higher
–U.S. Market Share (Ford, Lincoln, and Mercury)	Equal / Improve	16.4%	Improve
–U.S. Share of Retail Market (d)	Equal / Improve	14.1%	Improve
–Europe Market Share (b)	Equal	8.6%	About 8.6%
Absolute amount:
–Automotive Operating-Related Cash Flow (e)	Positive	$3.4 Billion	On Track
–Capital Spending	$4.5 Billion to $5 Billion	$2.8 Billion	About $4 Billion
__________
(a)	Seasonally adjusted annual rate; includes medium and heavy trucks.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business" of our 2009 Form 10-K Report.
(c)	Structural cost changes are measured primarily at prior-year exchange, and exclude special items and discontinued operations.
(d)	Estimate.
(e)	See "Liquidity and Capital Resources" discussion above for reconciliation to U.S. GAAP.

Although economic activity across our major markets remains uneven, the global economic recovery continued in the third quarter.  Growth has been strong in China, India, Brazil and Turkey, as well as Germany and Canada, and on a more modest recovery path in the United States, United Kingdom and other European countries.  Consumer spending gains have been hampered by the slow pace of employment growth, as well as ongoing weakness in housing and credit markets.

Many central banks in countries with solid growth have begun to tighten monetary policy to ward off inflationary pressures, while additional fiscal stimulus to support growth in the United States and Europe is unlikely given current budget constraints.  In fact, fiscal tightening will be a drag on growth in many European markets.  Continued weak growth, however, raises the potential for additional monetary policy stimulus by the U.S. Federal Reserve, Bank of England or European Central Bank.

We expect full-year 2010 global industry volume to be 70 million units, up about 8% compared with last year's level of 65 million units.  Overall, the global business environment remains challenging, but we expect global growth to continue into 2011.  We expect global industry volume in 2011 to grow from the 2010 level, with our early assessment reflecting the potential for U.S. industry sales volume to pass 12 million units and perhaps move closer to 13 million units, and for European industry sales volume in the 19 markets we track to be in the vicinity of 14 million units to 15 million units.  We will update our guidance in early 2011.

We now expect full-year 2010 industry volume to be about 11.6 million units in the United States, and about 15 million units for the 19 markets we track in Europe.  We expect our full-year Automotive structural costs to be about $1 billion higher than last year to support higher volume and key product introductions, although our cost structure continues to improve as a percentage of revenue.  Commodity costs have increased significantly over last year's low levels, and we continue to expect full-year 2010 commodity costs to be about $1 billion higher than 2009.  We expect our full-year 2010 U.S. market share to improve compared with last year.  We expect our full-year 2010 market share in Europe to be down

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

compared with last year, at about 8.6%.  We now expect capital spending for the year to be about $4 billion as we continue to realize efficiencies from our global product development processes; our product plans remain on track.

As discussed in "Liquidity and Capital Resources" above, we recently announced debt reduction actions for the fourth quarter.  On October 29, 2010, we used cash to fully prepay our remaining $3.6 billion obligation to the UAW VEBA retiree health care trust.  This prepayment, together with the debt reduction actions we have completed in the first nine months (which together total $10.8 billion) will reduce our annualized interest expense by about $800 million.

As also discussed in "Liquidity and Capital Resources," on October 26, 2010, we launched Conversion Offers on our senior convertible debt securities, having an aggregate principal amount outstanding of $3.5 billion, of which $2.6 billion is carried as debt on our September 30, 2010 balance sheet.  Our ongoing debt and interest expense will be reduced to the extent holders elect to accept the Conversion Offers.  Completion of the offers will result in fourth quarter special item charges associated with the cash premium and a non-cash loss (reflecting the difference between the carrying and fair value of the debt), which charges will be computed after settlement and could be substantial.  Any shares issued under the Conversion Offers have been reflected in our fully diluted earnings per share calculation since the beginning of the year.

Even without the benefit of the Conversion Offers, we now expect our Automotive cash to be about equal to Automotive debt by year-end 2010, earlier than previously expected.  This would be an improvement of $8 billion to $9 billion from our Automotive net debt position at year-end 2009.

We expect to generate positive Automotive operating-related cash flow for the fourth quarter and full-year 2010, and to deliver solid operating results in the fourth quarter with each of our operations being profitable.  We expect Ford Credit's fourth quarter results to be lower than recent quarters, reflecting smaller anticipated improvements in the provision for credit losses and depreciation expense for leased vehicles.  We anticipate Ford Credit's year-end 2010 managed receivables will be in the range of $80 billion to $85 billion.  Ford Credit expects to pay distributions of about $2.5 billion this year, of which $1.5 billion was remitted through September 30, 2010.  This is an increase from our earlier distribution plan of $2 billion for the year, which reflects Ford Credit's improved profitability and lower managed leverage.  Ford Credit will continue to assess future distributions based on its available liquidity and managed leverage objectives.

For full-year 2011, we expect Ford Credit to be solidly profitable but at a lower level than 2010, reflecting primarily the non-recurrence of lower lease depreciation expense and the non-recurrence of allowance for credit loss reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense relates to lower gains associated with recovering a portion of the operating lease impairment from 2008 as fewer leases terminate and the vehicles are sold.  Overall, Ford Credit will have fewer lease vehicles terminating in 2011 compared with 2010, resulting in fewer vehicles sold at a gain.  The recovery of the lease impairment when the leases terminate and the vehicles are sold is projected to be about $640 million in 2010 and about $240 million in 2011, and the total lease terminations are projected to decline from about 400,000 in 2010 to 230,000 in 2011.  Ford Credit anticipates the allowance for credit losses will begin to level off in 2011 at about 1% of receivables from 1.14% of receivables at the end of the third quarter of 2010, resulting in smaller reductions in the allowance than Ford Credit experienced in 2010.

We do not expect changes in pension costs to have a significant impact on our 2011 results.  The profit impact in 2011 related to our pension plans will be determined by discount rates effective at the end of 2010 and asset returns that we earn throughout 2010.  Based on current discount rates and asset return performance – which could change by year-end – our pension expense in 2011 would increase moderately; this would be driven by lower discount rates.  We expect our cash contributions to pension plans in 2011 to be about the same as the $1.5 billion for this year.

We expect to build on our 2010 performance with continued improvement in total Company profitability and Automotive operating-related cash flow in 2011.  This includes improvement in our Automotive operations, driven primarily by growing product strength, continued productivity improvements, and the gradually strengthening global economy.  In addition, we expect each of our operations to be profitable in 2011.

As previously reported, our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets.  Sustained levels of profitability are expected to lead to reversal of this valuation allowance, which could occur as early as the second half of next year.  This will result in the accrual of tax expense at more normalized rates (approaching the U.S. statutory tax rate of 35%), which will impact our earnings per share calculation.  The reversal of the valuation allowance will not affect our cash tax payments, which should remain low for a number of years.

Overall, we believe that the strength of our business positions us to continue to grow profitably by adding new products and capacity in key markets around the world, and to further strengthen our balance sheet going forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors;
•	Decline in market share;
•	Lower-than-anticipated market acceptance of new or existing products;
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

•
Inability of Ford Credit to access public securitization markets in the United States on or after January 24, 2011 due to rating agencies withholding consent to the required use of their credit ratings in registration statements;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2009 Form 10-K Report and herein.

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

At December 31, 2006, we reported a $7.3 billion valuation allowance against our deferred tax assets (including $2.7 billion resulting from the adoption of the revised standard on accounting for defined benefit pension and other postretirement benefit plans).  During 2007, we recorded an additional valuation allowance of $700 million.  Losses during 2008, primarily in the United States, increased the valuation allowance by $9.3 billion to a balance of $17.3 billion at December 31, 2008.  The valuation allowance increased by $100 million in 2009, which reflects a $1.1 billion increase related to charges to other comprehensive income, partially offset by a $1 billion decrease as a result of operating profits.  At December 31, 2009, our net deferred tax assets, net of valuation allowance of $17.4 billion, were $1.1 billion.

A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable during the first nine months of 2010, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we currently do not anticipate a change in judgment regarding the need for a full valuation allowance in 2010.  Continued improvement in our operating results, however, could lead to reversal of part or all of our valuation allowance as early as the second half of next year.  Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

Unlike our U.S. operations where, considering the pattern of relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, these net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at December 31, 2009, we recognized a net deferred tax asset of $1.5 billion in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  If in the future FCE profits in the United Kingdom decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Report for the periods ended September 30, 2010 and 2009 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended ("Securities Act") for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of September 30, 2010 was an asset of $11 million, compared to a liability of $39 million as of December 31, 2009. The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $37 million at September 30, 2010, compared with a decrease of $20 million at December 31, 2009.  If adjustments for credit risk were to be included, the decrease would be smaller.

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of September 30, 2010 was an asset of approximately $96 million compared to a net fair value liability of $26 million as of December 31, 2009.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be approximately $261 million at September 30, 2010 and was $622 million as of December 31, 2009. If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at September 30, 2010, all else constant, such an increase in interest rates would increase pre-tax cash flow by $10 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2010, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. We have identified the following change in internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On August 2, 2010, we sold our Volvo operations to Geely.  As part of the agreement, we will continue to supply Volvo with, for differing periods, powertrains, stampings, and other vehicle components, and Volvo will continue to supply us with engines, stampings, and other components for a period of time.  We also have committed to provide certain engineering support, information technology, access to tooling for common components, accounting and other selected services for a transition period.  The transaction results in the separation of systems and business processes, thereby affecting our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Sterling Axle Plant (previously reported on p. 35 of our 2009 Form 10-K Report).  As previously reported, the Michigan Department of Environmental Quality ("MDEQ") issued four Letters of Violation in 2008 related to our self-report of several potential violations of air permits at our Sterling Axle Plant.  We took steps to correct and prevent recurrence of violations, and agreed with the MDEQ in 2009 to resolve the enforcement proceeding through a civil administrative settlement.  In 2009, we reported that the Environmental Protection Agency and the Department of Justice had opened a criminal investigation into the potential violations.  We have cooperated fully in the investigation, including disclosing additional potential violations that were discovered since the initial enforcement action.  On October 25, 2010, we were advised by the Department of Justice that the criminal investigation has been closed.

Other Matters

ERISA Fiduciary Litigation (previously reported on p. 36 of our 2009 Form 10-K Report).  On October 13, 2010, we received preliminary approval from the U.S. District Court of a proposed settlement pursuant to which we would enhance communications to active participants in our employee savings and investment plans, make related improvements to the employee investment process, and pay attorney fees and related costs.  The court has scheduled a hearing for February 15, 2011 on whether to grant final approval of the settlement.

ITEM 1A.  Risk Factors.

In addition to the risk factors applicable to us that are disclosed in "Item 1A. Risk Factors" in our 2009 Form 10-K Report, we have identified the following risk:

Inability of Ford Credit to access public securitization markets in the United States on or after January 24, 2011 due to rating agencies withholding consent to the required use of their credit ratings in registration statements.  Issuers in the United States are required to disclose credit ratings assigned to them in registration statements relating to public offerings of asset-backed securities when the offerings are conditioned on minimum ratings.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted on July 21, 2010, credit rating agencies now must consent to the use of their credit ratings in such registration statements.  The credit rating agencies, however, have not been willing to provide such consent.  In order to facilitate a transition for asset-backed issuers, on July 22, 2010, the Securities and Exchange Commission granted "no-action" relief by allowing omission of the required credit rating disclosures from registration statements for a temporary period until January 24, 2011.  If the credit rating agencies continue to withhold consent after the expiration of the no-action relief, and no further regulatory or legislative relief is available, Ford Credit would be unable to access the public securitization markets in the United States.  Inability to access the U.S. public securitization markets, if protracted, could impact Ford Credit's ability to fund its business efficiently.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2010, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	—	$—	—	**
August 1, 2010 through August 31, 2010	—	—	—	**
September 1, 2010 through September 30, 2010	7,074	12.24	—	**
Total/Average	7,074	12.24	—	**

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

We currently have outstanding approximately 362 million warrants, each of which represents the right to purchase one share of Ford Common Stock, par value $0.01 per share, at an exercise price of $9.20 per share ("Warrants").  The Warrants originally were issued to the UAW VEBA Trust as part of the consideration paid to the UAW VEBA Trust to assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their dependents.  The UAW VEBA Trust sold the Warrants in a public offering in April 2010 pursuant to our registration statement on Form S-3 (Registration Statement No. 333-151355).

During the third quarter of 2010, 30,200 Warrants were exercised, resulting in our issuance of 6,275 shares of Common Stock not registered under the Securities Act.  Net share settlement applies to exercise of the Warrants, meaning that no cash is delivered to us to pay the $9.20 per share exercise price; instead, we withhold shares of Common Stock equal in value to the aggregate exercise price.  As a result, we do not receive any cash proceeds from the issuance of Common Stock upon exercise of the Warrants.  We issued Common Stock on exercise of the Warrants pursuant to the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9), on the basis that exercise of the Warrants constitutes an exchange with existing holders of our securities and no commission or other remuneration is paid or given directly or indirectly to any party for soliciting such exchange.

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy

U.S. Requirements – Federal and California Standards for Model Years 2017 and Beyond. The EPA and National Highway Traffic Administration ("NHTSA") have issued a Notice of Intent ("NOI") to set greenhouse gas ("GHG") and fuel economy standards for light-duty vehicles covering the 2017-2025 model years.  The NOI indicates that the agencies are considering a range of possible standards.  The lower bound is a level of stringency equivalent to a 3% per year reduction in fleet average GHG emissions (this would equate to a fleet average fuel economy of about 47 mpg by 2025).  The upper bound is a level of stringency equivalent to a 6% per year reduction in fleet average GHG emissions (this would equate to a fleet average fuel economy of about 62 mpg by 2025).  The agencies intend to issue a supplemental NOI providing further detail by November 30, 2010, and issue a Notice of Proposed Rulemaking by September 2011.  We plan to participate in the regulatory process individually and through the Alliance of Automobile Manufacturers.  Although California has deferred to the federal motor vehicle GHG standards for the 2012-2016 model years, California may pursue separate state-specific motor vehicle GHG standards for model years 2017 and beyond.

U.S. Requirements – Federal Heavy-Duty Standards for Model Years 2014-2018.  EPA and NHTSA recently released a Notice of Proposed Rulemaking proposing GHG and fuel economy standards for heavy-duty vehicles.  The standards would begin taking effect with the 2014 model year and would gradually increase in stringency through the 2018 model year.  In general, the proposed rule covers trucks over 8,500 pounds gross vehicle weight rating; these vehicles have not previously been subject to fuel economy or GHG standards.  We anticipate that we will submit comments on the proposal individually and through the Engine Manufacturers Association.  The agencies have indicated they are seeking to issue final rules by July 2011.

Fuel Quality and Content

U.S. Requirements. EPA recently issued a ruling allowing the introduction into commerce of gasoline containing up to 15% ethanol ("E15") for use in model year 2007 and later gasoline-powered vehicles.  Prior to this ruling, the maximum allowable ethanol content in gasoline was 10% ethanol.  In conjunction with the E15 ruling, EPA has issued a Notice of Proposed Rulemaking setting forth proposed rules that would require fuel pump labeling for E15 and other measures aimed at helping to prevent the misfueling of vehicles that are not approved to use E15.  It is anticipated that various entities, including fuel providers and environmental groups, will file petitions for review of the E15 ruling.  We are evaluating the ruling and accompanying Notice of Proposed Rulemaking individually and as a member of the Alliance of Automobile Manufacturers.  It is expected that EPA will issue another ruling in 2011 that may further expand the use of E15 to model year 2001 and later gasoline-powered vehicles.

Non-U.S. Requirements. Effective December 15, 2010, regulations pursuant to the Canadian Environmental Protection Act will require an average renewable fuel content of at least 5% in gasoline.  We expect that ethanol will be the renewable fuel most often used.  The regulation contains no specific ethanol cap or limit, but credits toward compliance are available only up to an 85% ethanol blend.  There are no fuel quality specifications or requirements in the regulation.  Currently, several provinces already have renewable fuel content regulations.  Provisions for a 2% average renewable content requirement for diesel fuel will be brought into force once the technical feasibility of renewable diesel fuel use in Canada has been demonstrated.  Additionally, EU member states have issued national implementation plans that suggest different national strategies to comply with the target of 10% renewable energy.  This non-harmonized approach may drive additional costs into engine development.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: November 8, 2010	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated November 8, 2010 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.*

*     Submitted electronically with this Report.