Form 10-K
period 2010-12-31
FORD MOTOR CO
filed 2011-02-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware	38-0549190
(State of incorporation)	(I.R.S. employer identification no.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered*
Common Stock, par value $.01 per share	New York Stock Exchange

7.50% Notes Due June 10, 2043	New York Stock Exchange

Ford Motor Company Capital Trust II	New York Stock Exchange
6.50% Cumulative Convertible Trust Preferred
Securities, liquidation preference $50 per share
__________
*	In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

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

As of June 30, 2010, Ford had outstanding 3,359,860,225 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($10.08 per share), the aggregate market value of such Common Stock was $33,867,391,068.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2010 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders currently scheduled to be held on May 12, 2011 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 14, 2011, Ford had outstanding 3,711,858,859 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($16.09 per share), the aggregate market value of such Common Stock was $59,723,809,041.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________
*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 91.

PART I

ITEM 1. Business

Ford Motor Company (referred to herein as "Ford", the "Company", "we", "our" or "us") was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford.  We are one of the world’s largest producers of cars and trucks.  We and our subsidiaries also engage in other businesses, including financing vehicles.

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K Report" or "Report"), extensive information about our Company can be found at www.corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for the Board of Directors, Standards of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents may be accessed by going to our corporate website and clicking on "About Ford," then "Governance," and then "Corporate Governance Policies," or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

In addition, all of our recent periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website.  This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those Reports.  Recent Section 16 filings made with the SEC by the Company or any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website.  We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC.

To access our SEC reports or amendments or the Section 16 filings, go to our corporate website and click "Investors," then "Reports and Financial Information," then "View SEC Filings," which links to a list of reports filed with the SEC.  Our reports filed with the SEC may also be found on the SEC's website at www.sec.gov.

The foregoing information regarding our website and its content is for convenience only and is not be deemed to be incorporated by reference into this Report nor filed with the SEC.

ITEM 1. Business (continued)

OVERVIEW

Segments.  We review and present our business results in two sectors:  Automotive and Financial Services.  Within these sectors, our business is divided into reportable segments based on the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

The reportable segments within our Automotive and Financial Services sectors as of December 31, 2010 are as described in the table below:

Business Sector	Reportable Segments (a)	Description

Automotive:	Ford North America
Primarily includes the sale of Ford- and Lincoln-brand vehicles and related service parts in North America (the United States, Canada and Mexico), together with the associated costs to develop, manufacture, distribute and service these vehicles and parts. (b)

Ford South America
Primarily includes the sale of Ford-brand vehicles and related service parts in South America, together with the associated costs to develop, manufacture, distribute and service these vehicles and parts.

Ford Europe
Primarily includes the sale of Ford-brand vehicles and related service parts in Europe, Turkey and Russia, together with the associated costs to develop, manufacture, distribute and service these vehicles and parts.

Ford Asia Pacific Africa
Primarily includes the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to develop, manufacture, distribute and service these vehicles and parts.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.

	Other Financial Services	Includes a variety of businesses including holding companies, and real estate.

(a)	We have experienced a number of changes to our reportable segments in recent years, including the following:
	▪	We discontinued the Mercury brand as of the end of 2010.
	▪	We sold our Volvo operations on August 2, 2010.
▪
During the fourth quarter of 2008, we sold a portion of our equity in Mazda Motor Corporation ("Mazda"), reducing our ownership percentage from approximately 33.4% at the time of sale to about 11% ownership shortly thereafter.  Through a subsequent sale in the fourth quarter of 2010, we further reduced our ownership to about 3.5%.  Beginning with the fourth quarter of 2008, we have accounted for our interest in Mazda as a marketable security (instead of as an operating segment).

	▪	We sold our Jaguar Land Rover operations on June 2, 2008.
	▪	We sold Aston Martin on May 31, 2007.
(b)	For periods prior to January 1, 2009, this segment also included the sale of Mazda6 vehicles produced by our then-consolidated affiliate AutoAlliance International, Inc. ("AAI").

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

ITEM 1. Business (continued)

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2010, we sold approximately 5,524,000 vehicles at wholesale throughout the world.  See Item 7 for discussion of our calculation of wholesale unit volumes.

Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers (collectively, "dealerships") outside of North America, the substantial majority of which are independently owned.  At December 31, 2010, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2010
Ford	10,719
Ford-Lincoln (combined)	997
Lincoln	284
Total	12,000

In addition to the products we sell to our dealerships for retail sale, we also sell cars and trucks to our dealerships for sale to fleet customers, including commercial fleet customers, daily rental car companies, leasing companies, and governments.  We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

Through our dealer network and other channels, we provide retail customers with a wide range of after-sale vehicle services and products, including maintenance and light repair, heavy repair, collision repair, vehicle accessories and extended service contracts.  In North America, we market these products and services under several brands, including Ford Service, Lincoln Service, Ford Custom AccessoriesTM, Ford Extended Service PlanSM, and MotorcraftSM.

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions, among other factors, over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geo-political events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel).  As we recently have seen in the United States and Europe, in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

ITEM 1. Business (continued)

As with other manufacturers, the profitability of our business is affected by many factors, including:

▪	Wholesale unit volumes
▪	Margin of profit on each vehicle sold, which in turn is affected by many factors, such as:
●      Mix of vehicles and options sold
●      Costs of components and raw materials necessary for production of vehicles
●      Level of "incentives" (e.g., price discounts) and other marketing costs
●      Costs for customer warranty claims and additional service actions
●      Costs for safety, emissions and fuel economy technology and equipment
▪	A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

Our industry continues to face a very competitive pricing environment, driven in part by industry excess capacity, particularly in mature markets such as North America and Europe.  For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the "Overview" section in Item 7.

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

Seasonality.  We generally record the sale of a vehicle (and recognize revenue) when it is produced and shipped or delivered to our customer (i.e., the dealership).  See the "Overview" section in Item 7 for additional discussion of revenue recognition practices.

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

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in production of our vehicles.  These materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas), and resins (e.g., polypropylene).  We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs.  There are always risks and uncertainties with respect to the supply of raw materials, however, which could impact availability in sufficient quantities to meet our needs.  See the "Overview" section of Item 7 for a discussion of commodity and energy price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" ("Item 7A") for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis.  Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 15,600 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over five and a half years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

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

For additional information regarding warranty and related costs, see "Critical Accounting Estimates" in Item 7 and Note 31 of the Notes to the Financial Statements.

Industry Sales Volume

Industry volumes are internal estimates based on publicly-available data collected from various government, private, and public sources around the globe.  Our market share is a percentage that our sales represent in the total industry volumes.

The following chart shows industry sales volume for the United States, and for the markets we track in Europe, South America and Asia Pacific Africa for the last five years (in millions of units):

	Industry Sales Volume *
	2010	2009	2008	2007	2006

United States	11.8	10.6	13.5	16.5	17.1
Europe	15.3	15.9	16.6	18.0	17.8
South America	5.0	4.2	4.3	4.1	3.2
Asia Pacific Africa	30.7	24.5	20.9	20.4	18.6

*	Throughout this Report, industry sales volume includes sales of medium and heavy trucks. See discussion of each market below for definition of the markets we track.

United States

Industry Sales Data.  The following table shows U.S. industry sales of cars and trucks (in millions of units):

	U.S. Industry Sales
	Years Ended December 31,
	2010	2009	2008	2007	2006

Cars	5.9	5.6	7.1	7.9	8.1
Trucks	5.9	5.0	6.4	8.6	9.0

We classify cars by small, medium, large, and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, utilities (both car-based and traditional truck-based platform vehicles), premium, and medium/heavy segments.  In the tables below, we have classified all of our luxury cars and trucks as "premium," regardless of size.  Annually, we review various factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

ITEM 1. Business (continued)

The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including domestic and foreign-based manufacturers) and for Ford:

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2010	2009	2008	2007	2006
CARS
Small	21.9%	23.7%	22.9%	19.8%	19.0%
Medium	15.5	16.1	15.5	13.6	13.1
Large	5.3	5.4	6.1	7.0	7.5
Premium	6.9	7.3	7.8	7.8	7.6
Total U.S. Industry Car Sales	49.6	52.5	52.3	48.2	47.2
TRUCKS
Compact Pickup	2.2	2.6	2.8	3.2	3.5
Bus/Van	5.7	5.5	6.1	6.6	7.8
Full-Size Pickup	11.7	10.8	11.9	13.5	13.3
Utilities	24.3	22.7	21.0	22.4	21.2
Premium	4.9	4.4	3.9	4.1	4.0
Medium/Heavy	1.6	1.5	2.0	2.0	3.0
Total U.S. Industry Truck Sales	50.4	47.5	47.7	51.8	52.8
Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford U.S. Vehicle Mix of Sales by Segment*
	Years Ended December 31,
	2010	2009	2008	2007	2006
CARS
Small	13.9%	14.0%	15.0%	12.8%	12.5%
Medium	12.8	12.8	9.3	7.8	12.9
Large	6.8	6.8	7.7	8.4	8.2
Premium	2.5	3.1	3.1	2.5	3.1
Total Ford U.S. Car Sales	36.0	36.7	35.1	31.5	36.7
TRUCKS
Compact Pickup	2.9	3.4	3.4	3.0	3.4
Bus/Van	7.0	5.8	6.5	7.2	8.6
Full-Size Pickup	27.3	25.6	27.2	29.1	29.6
Utilities	24.7	26.2	25.1	26.0	20.1
Premium	1.9	2.0	2.3	2.6	1.0
Medium/Heavy	0.2	0.3	0.4	0.6	0.6
Total Ford U.S. Truck Sales	64.0	63.3	64.9	68.5	63.3
Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%
_________
*	These data include sales of Ford, Lincoln, and Mercury vehicles; as previously disclosed, the Mercury brand was discontinued at the end of 2010.

As the tables above indicate, the industry had been shifting from trucks to cars as consumer preferences moved toward smaller, more fuel-efficient vehicles.  In 2010, this trend reversed as car-like crossover utilities became more prevalent in the marketplace.  The full-size pickup segment, both for recreational and commercial users, also has rebounded in response to new product introductions and economic improvement.  In 2010, overall changes in our U.S. vehicle mix generally followed the overall direction of U.S. industry trends.  Our year-over-year decline in car mix was slightly less than the general industry as our new Fiesta and full-year availability of our redesigned Fusion and Fusion Hybrid continued to gain customers.  In our truck segments, the F-Series outpaced the industry full-size pickup segment as well as the total industry leading to the higher mix gain.  Also increasing our truck segment mix was the first full year of our Transit Connect van designed to combine improved fuel economy with commercial vehicle capability and durability.

Market Share Data.  The competitive environment in the United States has intensified and is expected to continue to intensify as Japanese and Korean manufacturers increase imports to the United States and increase production capacity in North America.  Our principal competitors in the United States include General Motors Company ("General Motors"), Chrysler Group LLC ("Chrysler"), Toyota Motor Corporation ("Toyota"), Honda Motor Company ("Honda"), Nissan Motor Company ("Nissan"), and Hyundai-Kia Automotive Group ("Hyundai-Kia").

ITEM 1. Business (continued)

The following tables show U.S. car and truck market share for Ford (Ford, Lincoln, and Mercury brand vehicles only) and for the other six leading vehicle manufacturers:

	U.S. Car Market Shares (a)
	Years Ended December 31,
	2010	2009	2008	2007	2006
Ford	5.9%	5.5%	5.0%	4.6%	5.8%
General Motors	7.5	9.0	9.9	9.6	9.8
Chrysler	2.6	2.5	3.6	4.2	4.1
Toyota	8.2	10.0	10.0	9.2	8.6
Honda	6.0	6.5	6.6	5.3	4.9
Nissan	5.0	4.8	4.4	3.8	3.2
Hyundai-Kia	5.1	4.8	3.5	3.0	2.8
All Other (b)	9.3	9.4	9.3	8.5	8.0
Total U.S. Car Deliveries	49.6%	52.5%	52.3%	48.2%	47.2%

	U.S. Truck Market Shares (a)
	Years Ended December 31,
	2010	2009	2008	2007	2006
Ford	10.5%	9.8%	9.2%	10.0%	10.2%
General Motors	11.3	10.6	12.0	13.6	14.1
Chrysler	6.6	6.3	7.2	8.4	8.4
Toyota	6.8	6.7	6.4	6.7	6.3
Honda	4.4	4.3	4.0	4.1	3.9
Nissan	2.7	2.5	2.7	2.7	2.8
Hyundai-Kia	2.5	2.1	1.5	1.7	1.6
All Other (b)	5.6	5.2	4.7	4.6	5.5
Total U.S. Truck Deliveries	50.4%	47.5%	47.7%	51.8%	52.8%

	U.S. Combined Car and Truck Market Shares (a)
	Years Ended December 31,
	2010	2009	2008	2007	2006
Ford	16.4%	15.3%	14.2%	14.6%	16.0%
General Motors	18.8	19.6	21.9	23.2	23.9
Chrysler	9.2	8.8	10.8	12.6	12.5
Toyota	15.0	16.7	16.4	15.9	14.9
Honda	10.4	10.8	10.6	9.4	8.8
Nissan	7.7	7.3	7.1	6.5	6.0
Hyundai-Kia	7.6	6.9	5.0	4.7	4.4
All Other (b)	14.9	14.6	14.0	13.1	13.5
Total U.S. Car and Truck Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%
__________
(a)	All U.S. sales data are based on publicly available information from the media and trade publications.
(b)
"All Other" primarily includes other Japanese manufacturers and various European manufacturers, and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes medium and heavy truck manufacturers.

Our improvement in overall market share is the result of several factors, including favorable acceptance of our redesigned products, product focus on industry growth segments, and customers' increasing awareness and acceptance of our commitment to leadership in quality, fuel efficiency, safety, smart technologies, and value.

Fleet Sales.  The sales and market share information provided above includes both retail and fleet sales.  Fleet sales include sales to commercial fleet customers, leasing companies, daily rental car companies, and governments.  In general, fleet sales tend to be less profitable than retail sales.  See Item 7 for discussion of revenue recognition for sales to daily rental car companies.

ITEM 1. Business (continued)

The table below shows our fleet sales in the United States, and the amount of those combined sales as a percentage of our total U.S. car and truck sales for the last five years (in thousands):

	Ford Fleet Sales*
	Years Ended December 31,
	2010	2009	2008	2007	2006
Commercial and Other Units	256	156	217	268	277
Daily Rental Units	236	205	237	304	447
Government Units	126	127	153	158	162
Total Fleet Units	618	488	607	730	886

Percent of Total U.S. Car and Truck Sales	32%	30%	32%	30%	32%
________
*	These data include sales of Ford, Lincoln, and Mercury vehicles.

Higher fleet sales in 2010 primarily reflected an overall industry increase in commercial and rental sectors.  We also improved year-over-year fleet segment market share as our commercial and government business outperformed the industry.  We continue to maintain commercial and government segment market share leadership over all brands.

Canada and Mexico

Canada and Mexico also are important markets for us.  In Canada, industry sales volume for new cars and trucks in 2010 was approximately 1.58 million units, up 7% from 2009 levels.  Industry sales volume in Mexico for new cars and trucks in 2010 was approximately 848,000 units, up about 10% from 2009.  The increase in industry sales volume in these markets reflected the recovery of the economy from the slowdown that had begun in late 2008.

Our combined car and truck market share in Canada was 16.9% in 2010 (up 2.1 percentage points from a year ago), which represents our highest full-year share since 2001 and made Ford the number-one selling automaker in Canada.  In Mexico, our market share in 2010 was 10.5%, down 1.3 percentage points from the previous year.

Europe

19 Markets Data.  Outside of the United States, Europe is our largest market for the sale of cars and trucks.  The automotive industry in Europe is intensely competitive.  Our principal competitors in Europe include General Motors, Volkswagen A.G. Group, PSA Group, Renault Group, and Fiat SpA.  For the past 10 years, the top six manufacturers have collectively held between 69% and 75% of the total market.  This competitive environment is expected to intensify further as Japanese and Korean manufacturers increase their production capacity in Europe, and as manufacturers of premium brands (e.g., BMW, Mercedes-Benz, and Audi) continue to broaden their product offerings.

For purposes of this discussion, 2010 market data are based on estimated registrations currently available; percentage change is measured from actual 2009 registrations.  We track industry sales in Europe for the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.  In 2010, vehicle manufacturers sold approximately 15.3 million cars and trucks in these 19 markets, down about 3.5% from 15.9 million units in 2009.  The decline was largely attributable to the cessation of government scrappage programs during 2010, which were in place during 2009 to incentivize new vehicle purchases during the economic crisis that began in late 2008.  Ford-brand combined car and truck market share in 2010 was approximately 8.4% (down 0.7 percentage points from the previous year).

Britain and Germany are our highest-volume markets within Europe.  Any change in the British or German market has a significant effect on the results of our Ford Europe segment.  In Britain, industry sales increased to 2.3 million units in 2010, or by 3.2% from 2009 levels (which were considerably lower than the prior year due to the economic crisis that began late in 2008).  In Germany, government stimulus programs ended in the last quarter of 2009, contributing to a 21% decrease in 2010 industry sales to 3.2 million units compared with 4 million units in 2009.  Our Ford-brand combined car and truck share in 2010 was 15% in Britain (down 1.8 percentage points from the previous year), and 6.9% in Germany (down 0.8 percentage points from the previous year).

Turkey.  Although not included in the 19 European markets discussed above, Turkey contributes to our Ford Europe segment results.  Industry sales volume in Turkey in 2010 was about 800,000 units, compared with 600,000 units in 2009.

ITEM 1. Business (continued)

Ford's share of the Turkish market increased in 2010 by 0.7 percentage points to 15.8%, the ninth year in a row that the Ford brand led the market in sales in Turkey.

Russia.  In addition to the 19 markets and Turkey discussed above, Russia also is becoming a significant market for our Ford Europe segment.  As a result of government stimulus in Russia, industry sales volume in 2010 was about two million units, an increase of 31% compared to 2009 levels, which had fallen nearly 50% from 2008 levels as a result of the economic crisis.  In 2010, our market share in Russia declined by 0.9 percentage points from 2009 to 4.6%.

Over the next several years, we expect industry sales volumes in Russia to grow rapidly and perhaps even exceed sales volumes in Germany, Europe's largest market.  In February 2011, Russia introduced a new automotive industrial regime pursuant to which automotive manufacturers in Russia must meet the following criteria in order to qualify for reduced import duties on automotive components for the next eight years:  (i) assembly capacity of 350,000 vehicles annually within the next three years, (ii) substantial localization of component supply, including engines, stampings and other components, and (iii) establishment of a research and development center.  Applications to participate in this new industrial regime are due in February 2011.  We, together with our proposed Russian joint venture partner, have submitted an application to qualify for the reduced import duties.

Motor Vehicle Distribution in Europe.  In October 2009, the European Commission decided to abolish the 2002 block exemption law that had been specific to vehicle distribution agreements, and to adopt instead a new generic regulation applying to all manufacturer-distributor relationships.  There were no changes to after-market rules, but for retail distribution the following significant changes as compared with the previous block exemption law are now in effect:

●	Termination at will of distributor agreements is permitted (generally, with two years' notice) – previously, there could only be termination for cause.
●	All distributor showroom/selling areas may be required to be exclusive – previously, manufacturers were required to permit multi-brand outlets.
●	No guaranteed right exists for distributors to open additional sales or delivery outlets – previously, this right did exist.
●	Manufacturers now may object to a transfer of ownership by the existing dealer, and have right of first refusal – previously, this right did not exist.

The new law represents a marked improvement for manufacturers, and Ford Europe currently is negotiating new agreements with its dealers reflecting these improvements.

South America

Ford South America market share is based on our six major markets in the region (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).  Of these, Brazil, Argentina, and Venezuela are our principal markets in South America.  Industry sales in 2010 were approximately 3.5 million units in Brazil (up 11.9% from 2009), 655,000 units in Argentina (up 28.7% from 2009), and 126,000 units in Venezuela (down 7.4% from 2009).  Our combined car and truck share for Ford-brand vehicles in these markets was 10.4% in Brazil (up 0.1 percentage points from 2009), 12.4% in Argentina (down 0.9 percentage points from 2009), and 18.5% in Venezuela (down 2.4 percentage points from 2009).

Brazil's economic environment and demographics, with relatively low inflation in recent years, growing per capita income, low vehicle ownership rates and a young population, have allowed its automotive market to more than double since 2002.  These favorable factors are expected to continue to contribute to growth in vehicle sales in Brazil.

Asia Pacific Africa

Ford Asia Pacific Africa industry and market share data focus on our 12 major markets in the region (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam). Industry sales in the region in 2010 were more than 30 million units, up from 24 million units in 2009. Of the markets we track in this region, Australia, China, India, South Africa, and Taiwan are our principal markets. Industry sales in 2010 were approximately 1 million units in Australia (up 10.5% from 2009), 18.3 million units in China (up 30% from 2009), 3.1 million units in India (up 35.5% from 2009), 426,000 units in South Africa (up 20.3% from 2009), and 328,000 units in Taiwan (up 11.3% from 2009).

ITEM 1. Business (continued)

Small cars account for 60% of Asia Pacific Africa industry sales volume, and are anticipated to continue to benefit from government fiscal policy.  We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region, particularly around small, ultra-affordable passenger cars.  The highly successful launch of our all-new Figo in India demonstrates our ability to successfully compete in key growth segments.

Our combined car and truck share in these markets (including sales of Ford-brand vehicles, and market share for certain unconsolidated affiliates, particularly in China) was as follows in 2010:

	2010
Market	Market Share	Over/(Under) 2009
Australia	9.2%	(1.1) ppt.
China	2.5%	—
India	2.6%	1.3 ppt.
South Africa	7.7%	0.1 ppt.
Taiwan	6.1%	—

China and India are key markets in the Asia Pacific Africa region that will continue to drive new economic growth.  Already, China's industry sales volume has increased from about six million units in 2005 to more than 18 million units in 2010, and India's industry sales volume increased from about one million units in 2005 to about three million units in 2010.  Moreover, the driving age population with disposable income for vehicle purchases is expected to grow from about 700 million to more than 1.1 billion in China by 2020, and from about 165 million to more than 500 million in India over the same period.  This suggests continued rapid and substantial growth in those markets in the next ten years.

Accordingly, we have increased and are planning to increase further our dealer networks and manufacturing capacity in the region.  In China, through our joint ventures, we plan to open three new plants by 2014 to meet anticipated demand and grow Ford-brand market share.  In India, we have invested $500 million to significantly increase our presence through expansion of our current manufacturing facility in Chennai for production of our new Ford Figo sub-B car, and construction of a fully-integrated and flexible engine manufacturing plant.  We are aggressively expanding in Thailand as well.  At our joint venture assembly facility in Rayong, Thailand we have completed a $500 million expansion for the production of Ford Fiesta and Mazda2 small cars, and announced an investment of $350 million to support the production of next-generation pickup trucks with production of the all-new Ford Ranger commencing this year.  Additionally, construction is underway for a new, highly-flexible $450 million Ford assembly plant, also located in Rayong, which is scheduled for completion in 2012 and which will begin with production of the new Ford Focus.

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Ford Motor Credit Company LLC ("Ford Credit") offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit earns its revenue primarily from:

●	Payments made under retail installment sale and lease contracts that it originates and purchases;
●	Interest supplements and other support payments from us and our subsidiaries on special-rate financing programs; and
●	Payments made under wholesale and other dealer loan financing programs.

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and leases which it classifies into two segments – "consumer" and "non-consumer."  Finance receivables and leases in the consumer segment relate to products offered to individuals and businesses that finance the acquisition of vehicles from dealers for personal and commercial use.  The financing products include retail installment sale contracts for new and used vehicles, and leases for new vehicles to retail customers, government entities, daily rental companies and fleet customers.  Finance receivables in the non-consumer segment relate primarily to products offered to automotive dealers, including loans to finance the purchase of vehicle inventory (wholesale financing), for improvements to dealership facilities, for working capital, and for purchase of dealership real estate.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily in connection with the sale of parts and accessories.

Ford Credit does business in all states in the United States and in all provinces in Canada through regional business centers.  Outside of the United States, FCE Bank plc ("FCE") is Ford Credit's largest operation.  FCE's primary

ITEM 1. Business (continued)

business is to support the sale of our vehicles in Europe through our dealer network.  FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany, and most other European countries.  Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions.  In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

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

United States	Years Ended December 31,
Financing share – Ford, Lincoln, and Mercury	2010	2009	2008
Retail installment and lease	32%	29%	39%
Wholesale	81	79	77
Europe
Financing share – Ford
Retail installment and lease	26%	28%	28%
Wholesale	99	99	98

See Item 7 and Notes 7, 8 and 9 of the Notes to the Financial Statements for a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for a discussion of how Ford Credit manages its financial market risks.

We routinely sponsor special retail and lease incentives to dealers' customers who choose to finance or lease our vehicles from Ford Credit.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we transfer the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer.  These programs increase Ford Credit's financing volume and share of financing sales of our vehicles.  See Note 2 of the Notes to the Financial Statements for information about our accounting for these programs.

On November 6, 2008, we and Ford Credit entered into an Amended and Restated Support Agreement ("Support Agreement").  Pursuant to the Support Agreement, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in Ford Credit’s then-most recent Form 10-Q Report or Form 10-K Report), Ford Credit could require us to make or cause to be made a capital contribution to Ford Credit in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  A copy of the Support Agreement was filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  No capital contributions have been made to Ford Credit pursuant to the Support Agreement.  In addition, Ford Credit has an agreement to maintain FCE's net worth in excess of $500 million.  No payments have been made by Ford Credit to FCE pursuant to the agreement during the 2001 through 2010 periods.

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

Mobile Source Emissions Control

U.S. Requirements – Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States.  The current ("Tier 2") emissions regulations promulgated by the U.S. Environmental Protection Agency ("EPA") set standards for cars and light trucks.  The Tier 2 emissions standards also establish durability requirements for emissions components to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified).  These standards require the use of sophisticated exhaust aftertreatment equipment, and present compliance challenges.

ITEM 1. Business (continued)

The EPA also has standards and requirements for EPA-defined "heavy-duty" vehicles and engines (generally, those vehicles with a gross vehicle weight rating of 8,500-14,000 pounds gross vehicle weight).  These standards and requirements include stringent evaporative hydrocarbon standards for gasoline vehicles, and stringent exhaust emission standards for all vehicles.  In order to meet the diesel standards, manufacturers must employ after-treatment technologies, such as diesel particulate filters or selective catalytic reduction ("SCR") systems, which require periodic customer maintenance.  These technologies add significant cost to the emissions control system, and present potential issues associated with consumer acceptance.  The EPA has issued guidance regarding maintenance intervals and the warning systems that must be used to alert motorists to the need for maintenance of SCR systems, which are incorporated into some of our heavy-duty vehicles.  One heavy-duty engine manufacturer that does not rely on SCR technology challenged EPA's heavy-duty standards and related SCR guidance, and also challenged the certification of SCR-equipped vehicles by the California Air Resources Board ("CARB").  In settling these cases, the agencies agreed to hold manufacturer workshops and consider the development of more stringent criteria for SCR warning systems.  EPA has indicated that it will be issuing revised draft guidance on SCR warning systems in early 2011.  Should the agencies develop guidance or policies that interfere with our ability to use SCR technology, it could have an adverse effect on our ability to produce and sell heavy-duty vehicles.

U.S. Requirements – California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from the EPA to establish unique emissions control standards for motor vehicles; each new or modified proposal requires a new waiver of preemption from the EPA.  California has received a waiver from the EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by CARB.  CARB's current low emission vehicle or "LEV II" emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements.  Like the EPA's Tier 2 emissions standards, CARB's LEV II vehicle emissions standards also present a difficult engineering challenge.

The California program includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs") which emit no regulated pollutants.  CARB has adopted amendments to the ZEV mandate that allow advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions to qualify for ZEV credits.  The rules also give some ZEV credits for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions.  The current rules require increasing volumes of battery electric and other advanced technology vehicles with each passing model year.  We plan to comply with the ZEV regulations through the sale of a variety of battery-electric vehicles, hybrid vehicles, plug-in hybrid vehicles, and PZEVs.  Our compliance plan entails significant costs, and has a variety of inherent risks, including potential component shortages that may make it difficult to produce vehicles in sufficient quantities.

The Clean Air Act permits other states that do not meet National Ambient Air Quality Standards ("NAAQS") to adopt California's motor vehicle emissions standards no later than two years before the affected model year.  In addition to California, fourteen states, primarily located in the Northeast and Northwest, have adopted the California standards for current and/or future model years (and eleven of these states also have adopted the ZEV requirements).  These states, together with California, account for more than 30% of Ford's current light-duty vehicle sales volume in the United States.  It is possible that other states may adopt the California standards in the future.  The adoption of California standards by other states presents challenges for manufacturers, including the following:  1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents difficulties from the standpoint of planning and distribution; 2) market acceptance of some vehicles required by the ZEV program varies from state to state, depending on weather and other factors; and 3) the states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

CARB has indicated that it is planning a complete overhaul of its LEV, ZEV, and GHG regulations.  The agency is expected to propose "LEV III" rules in the third quarter of 2011, and finalize the rules in 2012.  We anticipate that the LEV III rules will contain a host of new and more stringent requirements for tailpipe emissions, evaporative emissions, and test procedures beginning with the 2014 model year.  CARB also is expected to propose modifications to its ZEV regulations this year.  The revised ZEV program is expected to focus on requirements to produce ever-increasing numbers of vehicles using battery-electric, fuel cell, plug-in hybrid, and hydrogen internal combustion engine technologies.  Under the new regulatory approach, manufacturers that produce higher numbers of vehicles specified as ZEVs may be allowed to meet less stringent fleet average GHG levels.  The revised ZEV regulations likely will apply to the 2018-2025 model years, and preliminary indications are that the regulations will require a steep ramp-up in ZEVs.

ITEM 1. Business (continued)

In general, compliance with the revised regulations is likely to require costly actions that could have a substantial adverse effect on our sales volume and profits, depending on such factors as the specific emission levels required in the LEV III program and the volumes of advanced-technology vehicles required by the ZEV mandate.  In particular, there is concern that neither consumer preferences nor the refueling/recharging infrastructure will support the dramatic increase in advanced-technology vehicles likely to be required by 2025 under the new ZEV mandate.  Ford will work with CARB directly and through the Alliance of Automobile Manufacturers ("Alliance") in an effort to promote regulations that are reasonable and technologically feasible.

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

Both CARB and the EPA also have adopted on-board diagnostic ("OBD") regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the "check engine" light) of any malfunction. These regulations have become extremely complicated, and require substantial engineering resources to create compliant systems. CARB's OBD rules for vehicles under 14,000 pounds gross vehicle weight include a variety of requirements that phase in between the 2006 and 2012 model years. CARB also has adopted OBD requirements for heavy-duty gasoline and diesel engines that apply to the 2010 and later model years, and EPA has adopted light-duty and heavy-duty OBD requirements that generally align with CARB's; the EPA also accepts certification to CARB's OBD requirements.

The complexity of the OBD requirements and the difficulties of meeting all of the monitoring conditions and thresholds make OBD approval one of the most challenging aspects of certifying vehicles for emissions compliance. CARB regulations contemplate this difficulty, and, in certain instances, permit manufacturers to comply by paying per-vehicle "deficiency" fines in lieu of meeting the full array of OBD monitoring requirements. Ford is paying deficiency fines on some models as we work to upgrade our OBD monitoring systems. If a vehicle does not comply with certain, specified core OBD requirements, CARB regulations provide for automatic recalls. Many states have implemented OBD tests as part of inspection and maintenance programs. Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs. CARB has finalized amendments to the OBD regulations for 2010-2017 model years; these rules relax or defer some requirements in the earlier model years, while phasing in some additional requirements in the later model years. Additional OBD monitoring requirements for diesel vehicles will take effect beginning with the 2013 model year. These requirements will be challenging and may necessitate the temporary payment of deficiency fines for some vehicles as we develop new monitoring systems to satisfy the regulatory criteria. CARB also is required to undertake a biennial review of its OBD regulations for light-duty vehicles, which is expected to occur in 2011. The biennial review is expected to lead to new OBD requirements for hybrid and plug-in hybrid vehicles. Automobile manufacturers will make suggestions for streamlining and improving the regulations, but it also is possible that CARB may alter the rules in ways that make it more difficult for manufacturers to comply.

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

Stage V emissions requirements began in September 2009 for vehicle registrations starting in January 2011; Stage VI requirements will apply from September 2014.  Stage V particulate standards drove the deployment of particulate filters across diesels, and Stage VI further tightens the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust aftertreatment which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles.

Vehicles equipped with SCR systems require a driver inducement and warning system to prevent the vehicle being operated for a significant period of time if the reductant (urea) dosing tank is empty.  The Stage V/VI emission

ITEM 1. Business (continued)

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

In South America, Brazil, Argentina and Chile also are introducing more stringent emissions standards.  Brazil approved Euro V emissions and OBD standards for heavy trucks starting in 2012; most heavy vehicle manufacturers will use urea SCR.  More stringent light vehicle limits come into effect in 2012.  Argentina approved Euro IV emissions standards starting in 2009, and Euro V for 2012.  Chile approved a new decontamination plan for its metropolitan region with more stringent emission requirements based on U.S. or EU regulations.

Fuel Quality and Content

U.S. Requirements. Currently, EPA regulations allow conventional gasoline to contain up to 10% ethanol ("E10").  We and other manufacturers design gasoline-powered vehicles to be able to run on E10 fuel for the full useful life of the vehicle.  In 2008 and 2009, a coalition of ethanol producers filed a petition with the EPA seeking approval for an increase in the amount of allowable ethanol content in gasoline to 15% ("E15").  Under the Clean Air Act, the EPA may approve changes to gasoline only if it determines that the change will not cause or contribute to the failure of emission control devices or systems.  In 2010, EPA announced its decision approving the use of E15 in 2007 model year and newer vehicles.  In January 2011, EPA issued a supplemental decision expanding its approval of the use of E15 in vehicles dating back to the 2001 model year.  The automobile industry has concerns about EPA's approval of E15 fuel for use in past model-year gasoline-powered vehicles that were not originally designed to use E15 fuel.  Ethanol is more corrosive than pure gasoline, and fuel containing more than 10% ethanol may detrimentally affect vehicle durability if the vehicle's fuel system has not been designed to accommodate it.  The addition of more ethanol to fuel has the potential to result in increased customer dissatisfaction and/or warranty claims for fuel system failures, OBD system warnings, and other problems.  Older vehicles are likely to be more susceptible to such problems.  The Alliance and the Association of International Automobile Manufacturers ("AIAM"), along with many other industry and environmental groups, have filed petitions in the D.C. Circuit Court of Appeals for review of EPA's E15 decision.  EPA also has issued a proposed rule that would require pump labeling and other measures to prevent the misfueling of vehicles not approved to use E15 fuel.  The Alliance and AIAM believe the proposed measures are inadequate and have filed comments to this effect.

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

European Requirements.  In general, the use of automotive fuel derived from biomass is increasing in the EU, primarily driven by the EU directive on renewable energy.  EU member states have issued national implementation plans that suggest different national strategies to comply with its target of 10% renewable energy in 2020.  This non-harmonized approach may drive additional costs into engine development to ensure compatibility for higher bio-blend ranges (up to E25 and B10 or even more).

ITEM 1. Business (continued)

Stationary Source Emissions Control

U.S. Requirements.  The Clean Air Act requires the EPA to periodically review and update its NAAQS, and to designate whether counties or other local areas are in compliance with the new standards.  If an area or county does not meet the new standards ("non-attainment areas"), the state must revise its implementation plans to achieve attainment.  In 2006, the EPA issued a final rule increasing the stringency of the NAAQS standard for fine particulate matter (particles 2.5 micrometers in diameter or less), while maintaining the existing standard for coarse particulate matter (particles between 2.5 and 10 micrometers in diameter).  The EPA estimates that the new standard will put approximately 124 counties into non-attainment status for fine particulate matter.  Various parties have filed petitions for review of the final particulate matter rules in the U.S. Court of Appeals for the District of Columbia Circuit, in most cases seeking more stringent standards for both fine and coarse particulate matter.  In February 2009, the court ordered the EPA to reconsider the fine particulate standards, but left the standards in place in the meantime.  The EPA is in the process of developing new proposed fine particulate NAAQS standards, and we expect the revised standards to be more stringent than the 2006 standards.

In March 2008, the EPA promulgated rules setting a new ozone NAAQS at a level more stringent than the previous standard.  The EPA estimates that as a result of the new standard, the number of counties out of attainment for the ozone NAAQS could triple.  A number of states and environmental groups filed suit seeking to compel the EPA to issue an even more stringent ozone standard.  The EPA agreed to reconsider the rule and issued a new proposed rule in January 2010.  In the new proposal, the EPA is considering a primary NAAQS standard of 0.060 – 0.070 parts per million measured over eight hours (by comparison, the 2008 rule was set at 0.075 parts per million).  Depending upon the standard that ultimately is chosen, approximately 76% to 96% of all areas would be in non-attainment.  EPA had been expected to issue its final decision on the ozone NAAQS in 2010, but the timing has been postponed to 2011.

After issuance of the final ozone and particulate matter NAAQS and designation of non-attainment areas, areas that do not meet the standards will need to revise their implementation plans to require additional emissions control equipment and impose more stringent permit requirements on facilities in the area.  The existence of additional non-attainment areas can lead to increased pressure for more stringent mobile source emissions standards as well.  The cost of complying with the requirements necessary to help bring non-attainment areas into compliance with the revised NAAQS may be substantial.

The EPA also proposed a new hourly NAAQS for oxides of nitrogen (as measured by ambient concentrations of nitrogen dioxide ("NO2")) in 2009, and adopted a final NAAQS in January 2010.  The new rule will result in a substantial number of new non-attainment areas for oxides of nitrogen.  The NAAQS also incorporated a plan for monitoring NO2 concentrations using a newly-developed roadside monitoring network.  The roadside monitoring plan may tend to impose additional scrutiny on mobile sources of NO2 relative to other sources that contribute to overall ambient levels.  The revised NAAQS for oxides of nitrogen may lead to additional NO2 standards for both stationary and mobile sources that could be costly and technologically challenging.

The EPA also issued a final rule in 2009 establishing a national GHG reporting system.  Facilities with production processes that fall into certain industrial source categories, or that contain boilers and process heaters and emit 25,000 or more metric tons per year of GHGs, will be required to submit annual GHG emission reports to the EPA.  Facilities subject to the rule were required to begin collecting data as of January 1, 2010, and submit an annual report for calendar year 2010 by March 31, 2011.  Many of our facilities in the United States will be required to submit reports.  Under the rule, we also will be required to report emissions of certain GHGs from heavy-duty engines and vehicles; these requirements phase in beginning with the 2011 model year.

In 2010, the EPA issued a final rule (the "PSD Tailoring Rule") that defines the circumstances under which certain GHGs are regulated under the Clean Air Act's New Source Review - Prevention of Significant Deterioration ("PSD") rules and Title V operating permits program.  The PSD Tailoring Rule was issued due to concerns that, once the EPA begins regulating GHGs from motor vehicles, GHGs will become regulated air pollutants under PSD and Title V, triggering permit requirements for many small sources not currently regulated under those programs.  The PSD Tailoring Rule addresses this by phasing in permit requirements through 2012 for sources with at least a 100,000 ton per year CO2 equivalent ("CO2e") emission level.  Emission sources that are required to obtain PSD permits will be required to apply "Best Available Control Technology" ("BACT") to limit CO2e emissions according to guidance issued by EPA.  EPA will reevaluate the rule over time to determine if smaller sources should be included in its scope.  A large number of lawsuits have been filed challenging the rule.

ITEM 1. Business (continued)

A large percentage of our facilities will be required to obtain permits for GHG emissions.  EPA's implementation of the BACT guidance, parallel changes to state air programs, and the outcome of the litigation could lead to the installation of additional pollution control equipment, potential delay in the issuance of permits due to changes at a facility, and increased operating costs.

European Requirements.  In Europe, environmental legislation is driven by EU law, in most cases in the form of EU directives that must be converted into national legislation.  All of our European plants are located in the EU region, with the exception of one in St. Petersburg, Russia and Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") in Turkey.  One of the core EU directives is the Directive on Integrated Pollution Prevention Control ("IPPC").  The IPPC regulates the permit process for facilities, and thus the allowed emissions from these facilities.  As in the United States, engine testing, surface coating, casting operations, and boiler houses all fall under this regime.  The Solvent Emission Directive which came into effect in late 2007 and the Industry Emissions Directive which came into effect in 2011 affect vehicle manufacturing plants, which must upgrade their paint shops to meet the new requirements.  The cost of complying with these requirements could be substantial.

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

Motor Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

In 2010, there was substantial federal activity related to a spate of recalls from other automobile manufacturers, including significant investigative activity by both NHTSA and committees authorized by Congress.  NHTSA has taken an aggressive enforcement position related to safety defect investigations in general, increasing the likelihood of safety recalls and civil penalties for the entire industry.  While proposed new Safety Act legislation is not anticipated to be a top priority for the new Congress, it is anticipated that NHTSA will propose new regulations related to keyless ignition controls, transmission shifter designs, and brake override of the accelerator function.

The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users was signed into law in 2005; the Cameron Gulbransen Kids Transportation Safety Act of 2007 mandates that NHTSA enact regulations related to rearward visibility and brake-to-shift interlock, and mandates that NHTSA consider regulations related to automatic reversal functions on power windows.  Both Acts establish substantive, safety-related rulemaking mandates for NHTSA that already have resulted in or will result in new regulations and product content requirements.  In 2010, NHTSA issued one final rule regulating the crash test requirements for vehicles with electric powertrains.  NHTSA also issued Notices of Proposed Rulemaking concerning rear visibility, ejection mitigation, and automatic reversal function on power windows.  Driver distraction continues to be a top priority for the Department of Transportation, and NHTSA activity is anticipated on this subject including voluntary visual-manual interface guidelines and additional research.  Each of these regulatory actions may add substantial cost to the design and development of new products, depending on the final rules adopted.

Foreign Requirements.  The EU and many countries around the world have established safety standards and regulations applicable to motor vehicles, and are likely to adopt additional or more stringent requirements in the future.  Recent examples of such legislation for the EU include the adoption and mandatory fitment requirement for the new UN-ECE regulation for tire-pressure monitoring systems ("TPMS"); this regulation differs from the North

ITEM 1. Business (continued)

American regulation in that it addresses both safety and environmental aspects of TPMS.  In addition, the European General Safety Regulation was introduced that replaces existing European Directives with UN-ECE regulations.  These UN-ECE regulations will be required for the European Type Approval process.  EU regulators also are expected to focus on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting EU-based regulations with minor variations to address local concerns.  The difference between North American and EU-based regulations adds complexity and costs to the development of global platform vehicles; we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance.

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

In the Asia Pacific Africa region, China adopted new motor vehicle recall requirements in 2010.  The full extent and application of these requirements will be further developed in 2011.  Governments within the Asia Pacific Africa region continue to adopt European requirements, often with local modifications.  Among other measures, Japanese regulators are pursuing accident avoidance measures for vulnerable road users.

South American countries are implementing requirements for features such as airbags, safety belts, and anti-lock braking systems ("ABS") consistent with U.S. and European requirements.  Examples of more stringent safety requirements in South America include the approval in Brazil of more severe impact requirements, the mandatory use of front airbags and ABS, and the introduction of mandatory vehicle tracking and blocking systems.  In Argentina, regulations have addressed mandatory phased-in introduction of front airbags, ABS, central head restraint, belt alarm, and daytime running lights.  A Latin American version of the European New Car Assessment Programme was introduced in late 2010.

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

Motor Vehicle Fuel Economy

There are ever-increasing demands from regulators, public interest groups, and consumers for improvements in motor vehicle fuel economy, for a variety of reasons.  These include concerns regarding energy security and GHG emissions, and consumer preferences for more fuel-efficient vehicles.  In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce in upcoming model years.  These cycle plan changes involve both the deployment of various fuel-saving technologies, some of which have been announced publicly, and changes to the overall fleet mix of vehicles we offer, in response to a recent increase in demand for smaller vehicles.  There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily related to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time.

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

ITEM 1. Business (continued)

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

U.S. Requirements – Light Duty Vehicles – Federal Standards.  Federal law requires that light-duty vehicles meet minimum corporate average fuel economy ("CAFE") standards set by NHTSA.  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years.

In December 2007, Congress enacted new energy legislation restructuring the CAFE program and requiring NHTSA to set new CAFE standards beginning with the 2011 model year.  The key features of the law are as follows:  1) maintaining the distinction between cars and trucks; 2) requiring NHTSA to set "reformed" CAFE standards for cars along the lines of the reformed truck standards in which each manufacturer's CAFE obligation is based on the specific mix of vehicles it sells; 3) calling for NHTSA to set car and truck standards such that the combined fleet of cars and trucks in the United States achieves a 35 mile per gallon ("mpg") industry average by model year 2020; 4) allowing manufacturers to trade credits among their CAFE fleets; and 5) retaining CAFE credits for the manufacture of flexible-fuel vehicles, but phasing them out by model year 2020.  Domestic passenger cars also are subject to a minimum fleet average of the greater of 27.5 mpg or 92% of NHTSA's projected fleet average fuel economy for domestic and imported passenger cars for that model year.  In March 2009, NHTSA published a final rule setting CAFE standards for the 2011 model year.

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

As described more fully below, the Obama Administration has brokered an agreement in principle for a harmonized national program of mobile source fuel economy and GHG regulations for light-duty vehicles for the 2012-2016 model years.  This program includes new CAFE standards for the 2012-2016 model years.  To put this program in context, it is important to understand the GHG standards for light-duty vehicles promulgated by California and other states.

U.S. Requirements – Light Duty Vehicles – California and Other State Standards.  In 2004, pursuant to a law known as Assembly Bill 1493 ("AB 1493"), CARB adopted California GHG emissions regulations applicable to 2009-2016 model-year cars and trucks.  Although adopted under California's authority to set vehicle emission standards, the practical effect of these regulations was to impose more stringent fuel economy standards than those set by NHTSA.  Pursuant to the Clean Air Act, thirteen other states subsequently adopted California's GHG regulations for motor vehicles.  In order for the states to enforce the AB 1493 rules, EPA needed to issue a waiver of preemption under the Clean Air Act.

The prospect of state-by-state regulation of motor vehicle GHG emissions and fuel economy is very troubling to the automobile industry.  The adoption of the AB 1493 rules created an unwieldy patchwork of state-by-state regulations, with a strong likelihood that there would need to be product restrictions in some states in order to comply.  Because the mix of vehicles sold varies from state to state, the potential need for product restrictions is much greater if compliance with fuel economy or GHG standards is based on state (or even regional) sales than if it is based on nationwide sales.

ITEM 1. Business (continued)

U.S. Requirements – Light Duty Vehicles – "One National Program" for Model Years 2012-2016.  By early 2009, it had become apparent that the United States was headed toward a series of overlapping regulations aimed at motor vehicle fuel economy and GHGs.  NHTSA was setting federal CAFE standards, EPA was planning to regulate motor vehicle GHG emissions at the federal level, and California and other states were getting set to impose stringent regulations on motor vehicle emissions at the state level if and when a Clean Air Act waiver was granted.

In order to avoid this confusing patchwork of regulations, President Obama announced in May 2009 an agreement in principle among the automobile industry, the federal government, and the state of California concerning motor vehicle GHG emissions and fuel economy regulations.  Under the agreement in principle, California would enforce its existing GHG standards for the 2009-2011 model years, and defer to a set of federal standards for the 2012-2016 model years.  With respect to the 2009-2011 model years, California agreed to modify its regulations so that:  1) manufacturers would be able to use federal test procedures to determine compliance with California's standards, and 2) compliance would be determined based on the fleet average emissions across all states that have adopted the California standards.  With respect to the 2012-2016 model years, EPA and NHTSA agreed to conduct joint rulemaking to establish GHG standards and fuel economy standards that align with each other.  California agreed to modify its regulations to provide that compliance with the 2012-2016 federal requirements will constitute compliance with the California regulations for California and any states that have adopted California requirements.  Manufacturers also agreed to seek an immediate stay of pending litigation challenging EPA's waiver decision and the right of states to issue motor vehicle GHG standards.  Assuming California and the federal government carried out their obligations under the agreement in principle, manufacturers agreed to dismiss the pending litigation.

The agreement in principle now has been implemented.  The EPA issued a revised decision granting a Clean Air Act waiver for California's GHG regulations.  The automotive industry refrained from challenging that decision (although the waiver decision was challenged by the National Automobile Dealers Association and the U.S. Chamber of Commerce, and that case is pending).  CARB adopted the modifications to its regulations necessary to implement the agreement in principle.  Most importantly, in May 2010 EPA and NHTSA promulgated a joint rulemaking establishing harmonized GHG and fuel economy standards for the 2012-2016 model years.  In response to these actions, the automobile industry sought and obtained dismissal of its federal court preemption litigation in California, Vermont, and Rhode Island.

The 2012-2016 federal GHG and fuel economy standards are very challenging.  They require new light-duty vehicles to ramp up to an industry average fuel economy of approximately 35.5 mpg by the 2016 model year, which amounts to the steepest rate of increase in fuel economy standards since the inception of the CAFE program.  We believe that we will be able to comply with the California GHG standards for the 2009-2011 period, and the harmonized federal CAFE/GHG standards for the 2012-2016 period, as a result of aggressive actions to improve fuel economy built into our cycle plan and through a variety of flexible compliance mechanisms.  In contrast, we had projected that we would be unable to comply with the state GHG standards throughout the 2012-2016 period without undertaking costly product restrictions in some states.  Key differences that enable us to project compliance with the national program include:  1) the new federal standards, although very stringent, do not increase rates as steeply as the state standards they are replacing; and 2) the national program allows us to determine compliance based on nationwide sales rather than state-by-state sales.  The ability to average across the nation eliminates state-to-state sales variability and is a critical element for us and for the auto industry.

The agreement in principle does not address what will happen in the 2017 model year and beyond.  NHTSA and EPA have indicated that they are planning to continue harmonizing the federal CAFE and GHG standards in 2017 and beyond (although they are not required by law to do so).  The agencies issued a joint Notice of Intent ("NOI") in September 2010.  The NOI indicated that the agencies are considering standards that would require auto manufacturers to achieve annual fleet average GHG reductions of in the range of 3% to 6% per year for the 2017-2025 model years.  At the upper end of the range, an annual reduction of 6% per year would equate to a fleet average fuel economy of approximately 62 mpg in the 2025 model year.  This rate of fuel economy improvement is unprecedented, and cannot be achieved without a dramatic shift in consumer purchases away from conventional gasoline-powered vehicles and toward newer-technology vehicles such as hybrids, plug-in hybrids, and battery-electric vehicles.  There is significant potential for consumer resistance to such a shift for reasons of cost, infrastructure limitations, vehicle characteristics (e.g., range, towing ability), and/or other factors.  NHTSA and EPA are expected to propose new standards within the 3% to 6% range by September 2011.  Meanwhile, California has indicated that it also will promulgate new state-level GHG standards for the 2017-2025 model years by September 2011.  Thus, there may be a return to conflicting state and federal regimes for regulating fuel economy and GHG emissions beginning

ITEM 1. Business (continued)

with the 2017 model year.  Compliance with both of these regimes would at best add enormous complexity to our planning processes, and at worst could be virtually impossible.  If either of these regulatory regimes impose and enforce extreme fuel economy or GHG standards, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits.

Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as high-performance cars, utilities, and/or full-size light trucks, in order to maintain compliance.  These actions might need to occur on a state-by-state basis, in response to the rules adopted by California and other states, or they may need to be taken at the national level if the federal standards are excessively stringent.  Therefore, we believe that for 2017 and beyond, it is essential to 1) maintain a single national program that regulates motor vehicle GHGs and fuel economy in a harmonized fashion, and 2) develop national fuel economy and GHG standards that are reasonable in light of consumer preferences, infrastructure limitations, and technology barriers.  We will work toward legislative and regulatory solutions that would establish such a national program on a permanent basis.

In 2006, California enacted a law known as Assembly Bill 32 ("AB 32") mandating that statewide GHG emissions be capped at 1990 levels by the year 2020, which would represent a significant reduction from current levels.  It also requires the monitoring and annual reporting of GHG emissions by all "significant" sources, and delegates authority to CARB to develop and implement GHG emissions reduction measures.  AB 32 also provides that CARB must implement alternative measures to control mobile source GHG emissions if they do not achieve the emission reductions envisioned by AB 1493.  The full ramifications of AB 32 are not clear, but it may lead to the imposition of additional regulations on the auto industry.

U.S. Requirements – Heavy Duty Vehicles – Federal Standards.  To date, fuel economy regulations have applied primarily to light-duty vehicles.  Energy legislation enacted in 2007 directed the National Academy of Sciences ("NAS") to undertake a study of the fuel efficiency of heavy-duty vehicles (vehicles with a gross vehicle weight rating over 8,500 pounds), and directed NHTSA to develop fuel efficiency regulations for such vehicles after the NAS study was completed.  Separately, EPA began work on the development of GHG standards for heavy-duty vehicles pursuant to the Clean Air Act.  In November 2010, NHTSA and EPA issued a joint notice of proposed rulemaking containing proposed fuel consumption and GHG standards for heavy-duty vehicles commencing with the 2014 model year.  The NHTSA fuel consumption standards would be voluntary in the 2014 and 2015 model years, since NHTSA does not have statutory authority to promulgate mandatory fuel consumption standards for heavy-duty vehicles until the 2016 model year.  EPA takes the position that its proposed GHG standards will be enforceable in the 2014 model year, although there are questions about whether this provides adequate lead time under the Clean Air Act.  The proposed standards would add a number of testing and certification burdens to the development of heavy-duty engines and vehicles (both complete and incomplete), as well as new warranty and in-use testing requirements, and new enforcement provisions that would impose penalties for noncompliance.  The fuel consumption reductions necessary to comply with these proposed rules represent a significant new challenge for us and for other manufacturers of heavy-duty trucks.  If the final standards are overly stringent or impose excessive regulatory burdens in other ways, it could adversely affect our ability to produce and sell heavy-duty trucks.  We have commented on the proposed rules through the American Automotive Policy Council (a trade association representing Ford, General Motors, and Chrysler), and also through the Engine Manufacturers Association.

European Requirements. In December 2008, the EU approved a regulation of passenger car carbon dioxide beginning in 2012 which limits the industry fleet average to a maximum of 130 g/km, using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on its respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions ("eco-innovations"), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. For manufacturers failing to meet targets, a penalty system will apply with fees ranging per vehicle from €5 to €95 per each g/km shortfall in the years 2012-18, and €95 for each g/km shortfall beginning in 2019. Manufacturers would be permitted to use a pooling agreement between wholly-owned brands to share the burden. Further pooling agreements between different manufacturers are also possible, although it is not clear that they will be of much practical benefit under the regulations. For 2020, an industry target of 95 g/km has been set. This target will be further detailed in a review in 2013. Other non-EU European countries (such as Switzerland, for example) are likely to follow with similar regulation.

In separate legislation, so-called "complementary measures" have been mandated (for example, tire-related requirements) and more mandates are expected.  These include requirements related to gearshift indicators, fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  These proposals are likely to be finalized in 2011.  The EU Commission, Council and Parliament are close to formally approving a target for commercial light duty

ITEM 1. Business (continued)

vehicles to be at an industry average of 175 g/km (with phase-in from 2014 – 2017), and 147 g/km in 2020.  This regulation would also provide different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for so-called ‘multi-stage vehicles’ (e.g., Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, "super-credits" for vehicles below 50 g/km, and limited credits for CO2 off-cycle actions (“eco-innovations”), pooling, etc., similar to the passenger car CO2 regulation.

Some European countries have implemented or are still considering other initiatives for reducing CO2 emissions from motor vehicles, including fiscal measures and CO2 labeling.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands among others have introduced taxation based on carbon dioxide emissions.  The EU CO2 requirements are likely to trigger further measures.

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for 2012 through 2016 model years.  In December 2009, Quebec enacted province-specific regulations setting fleet average GHG standards for the 2010-2016 model years effective January 2010.  Although the announcement indicated that Quebec's standards had been based on the California AB 1493 rules, there are a number of key differences.  The Quebec program defines vehicle fleets differently than either the U.S. federal government or California, does not apply attribute-based standards, does not allow for alternative means of compliance (e.g., industry credit for new and advanced technologies), and does not take into account the fact that California has altered its regulation to recognize U.S. federal compliance equivalents for the 2012 – 2016 model years.  If a manufacturer fails to meet the required fleet average standard, the provincial government has established a formula to determine the level of non-compliance within the fleet and impose a fee.  We have analyzed the regulations, and anticipate that some level of fees may be imposed under the regulations as written.  Quebec has published interpretation guidelines which clarify that the definition of vehicle fleets is intended to match California's, significantly reducing the potential for incurring fees under the regulation.  Now that the Canadian federal regulation is in place, the Quebec government has indicated that it will reevaluate the situation and alter its approach if the federal requirements are satisfactory.

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

In South America, Brazil introduced a voluntary vehicle energy efficiency labelling program, indicating both emissions and fuel consumption rates for light vehicles with spark ignition engine. Chile also will adopt a fuel-consumption and emissions-labelling system. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

Chemical Regulation and Substance Restrictions

U.S. Requirements.  Several states are considering moving beyond a substance-by-substance approach to managing substances of concern, and are moving towards adopting green chemistry legislation that give state governments broad regulatory authority to determine, prioritize, and manage toxic substances.  In 2008, California became the first state to enact a broad "Green Chemistry" Program, which will be implemented beginning in 2011.  Initial regulatory proposals by the California Department of Toxic Substance Control ("DTSC") raised substantial concerns about burdensome requirements to restrict, ban, and/or label a multitude of substances, which in turn could compel changes in motor vehicle components and add complexity to our manufacturing and product planning activities.  In November 2010, the DTSC issued a revised set of proposal rules for implementing the Green Chemistry Program.  This new proposal addressed many of the auto industry's concerns about the program, although some issues remain.  The Alliance of Automobile Manufacturers has filed comments on the revised proposal.  Other states, such as Maine, are considering so-called "product stewardship" bills that would require sellers of products to establish elaborate plans, approved by the state agency, to address life-cycle impacts of each product.  These programs would impose extensive reporting and auditing requirements, along with penalties for non-compliance.  If enacted, compliance with such legislation would be costly and resource-intensive.

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

Regulations requiring a globally-harmonized system of classification and labeling of chemicals also took effect in January 2009.  This regulation is the implementation of the UN regulation UN-GHS, and should harmonize the classification and labeling of chemicals worldwide with impact on existing storage facilities and labeling.

Pollution Control Costs

During the period 2011 through 2015, we expect to spend about $200 million on our facilities in the Americas and Europe to comply with stationary source air and water pollution and hazardous waste control standards that are now in effect or are scheduled to come into effect during this period.  Of this total, we currently estimate we will spend between $30 million and $40 million in each of 2011 and 2012.  Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2010 and 2009 was as follows (in thousands):

	2010	2009*
Automotive
Ford North America	75	71
Ford South America	15	15
Ford Europe	49	49
Ford Asia Pacific Africa	18	15
Volvo	—	19
Financial Services
Ford Credit	7	8
Total	164	177

* Data reflect retrospective application of the accounting standard for consolidation of variable interest entities ("VIEs").

The year-over-year decrease in employment primarily reflects completion of the sale of Volvo, as well as Ford Credit global personnel-reduction programs, offset partially by increases in North America and Asia Pacific Africa largely to support increased production.

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

ITEM 1. Business (continued)

salaried employees are represented by unions.  Most hourly employees and many non-management salaried employees of our subsidiaries outside of the United States also are represented by unions.

We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW").  In 2007, we negotiated with the UAW a transformational agreement, enabling us to improve our competitiveness and establishing a Voluntary Employee Benefit Association ("VEBA") trust ("UAW VEBA Trust") to fund our retiree health care obligations.  We completed prepayment in full of our obligation to the UAW VEBA Trust during 2010; see "Liquidity and Capital Resources" in Item 7 and Note 19 of the Notes to the Financial Statements for additional discussion of the prepayment of this obligation.

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

On November 1, 2009, the CAW announced that a majority of its members employed by Ford Canada had voted to ratify modifications to the terms of the existing collective bargaining agreement between Ford Canada and the CAW.  The modifications are patterned off of the modifications agreed to by the CAW for its agreements with the Canadian operations of General Motors and Chrysler and are expected to result in annual cost savings.  The agreement also confirmed the end of production at the St. Thomas Assembly Plant in 2011.

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

In 2010, we negotiated new collective bargaining agreements with labor unions in Argentina, Brazil, France, Germany, Mexico, Russia, Taiwan and Venezuela.

In addition to the United States, in 2011 we negotiate new collective bargaining agreements with labor unions in Argentina, Brazil, Britain, France, Mexico, New Zealand, Romania, Russia, Taiwan and Thailand.

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

We recorded $5 billion, $4.7 billion, and $7.1 billion of engineering, research, and development costs that we sponsored during 2010, 2009, and 2008, respectively (pre-2010 data adjusted to reflect the impact of the accounting standard on consolidation of VIEs).  The significant decrease in costs in recent years primarily reflects efficiencies in our global processes and the non-recurrence of costs related to our former Volvo operations in 2010 and to our former Jaguar Land Rover operations in 2009.  Research and development costs sponsored by third parties during 2010 were not material.

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors. Beginning in the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on Ford and the automotive industry generally.  These economic conditions dramatically reduced industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world.  In the United States, industry sales volume declined from 16.5 million units in 2007, to 13.5 million units in 2008 and to 10.6 million units in 2009, before rebounding slightly to 11.8 million units in 2010.  For the 19 markets we track in Europe, industry sales volume declined from 18 million units in 2007, to 16.6 million units in 2008, 15.9 million units in 2009 and 15.3 million units in 2010.

Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability.  If industry vehicle sales were to decline to levels significantly below our planning assumptions, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors, our financial condition and results of operations would be substantially adversely affected.  For discussion of economic trends, see the "Overview" section of Item 7.

Decline in market share or failure to achieve growth.  Between 1995 and 2008, our full-year U.S. market share declined each year; from 2004 to 2008, our U.S. market share declined from 18% to 14.2%.  With our One Ford plan, we have seen U.S. market share gains in 2009 and 2010.  To maintain competitive economies of scale and grow our global market share, however, we also must grow our market share in fast-growing emerging markets, particularly in Asia Pacific, as well as maintain or grow market share in mature markets.  Our market share in certain growing markets, such as China, is substantially lower than it is in our mature markets.  A decline in our market share in mature markets or failure to achieve growth in emerging markets could have a substantial adverse effect on our financial condition and results of operations.

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

An increase in or acceleration of market shift beyond our current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States.  Trucks and medium- and large-sized utilities historically have represented some of our most profitable vehicle segments, and the segments in which we have had our highest market share.  In the 2005 – 2008 period, the general shift in consumer preferences in the U.S. market away from medium- and large-sized utilities and trucks adversely affected our overall market share and profitability.  Although we now have a more balanced portfolio of small, medium, and large, cars, utilities, and trucks, a shift in consumer preferences away from more profitable vehicle sales at levels greater than our current planning assumption – whether because of fuel prices, declines in the construction industry, governmental actions or incentives, or other reasons – could have a substantial adverse effect on our financial condition and results of operations.

An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel.  An increase in fuel prices, as well as continued price volatility or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more-profitable medium and large cars, utilities, and trucks, while increasing demand for relatively less-profitable small vehicles.  Continuation or acceleration of such a trend beyond our current planning assumption, or volatility in demand for these segments, could have a substantial adverse effect on our financial condition and results of operations.

ITEM 1A. Risk Factors (continued)

Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors.  The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand.  According to the January 2011 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 17 million units in 2010.  Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives.  As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives or other cost increases, or the impact of adverse currency fluctuations, particularly in the European and U.S. markets.  A continuation or increase in excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor.  Prior to the government-funded bankruptcy of our domestic competitors General Motors and Chrysler, each of the domestic automakers had substantial "legacy" costs (principally related to employee benefits), as well as a substantial amount of debt.  These conditions historically had put each of us at a competitive disadvantage to foreign competitors who began manufacturing in the United States more recently.  The government-funded bankruptcy of our domestic competitors has allowed them to eliminate or substantially reduce contractual obligations, including significant amounts of debt, and avoid other liabilities.  The elimination or reduction of these obligations, combined with the benefits attendant to restructuring brands and dealer networks as well as access to low-cost government funding, could have an adverse effect on our competitive position and results of operations.

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

Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production constraints or disruptions.  Our industry is highly interdependent, with broad overlap of supplier and dealer networks among manufacturers, such that the uncontrolled bankruptcy or insolvency of a major competitor or major suppliers could threaten our supplier or dealer network and thus pose a threat to us as well.  Even in the absence of such an event, our supply base has experienced increased economic distress due to the sudden and substantial drop in industry sales volumes in recent years that affected all manufacturers.  Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage.  These factors increased pressure on the supply base, and, as a result, suppliers were not only less willing to reduce prices, but some requested direct or indirect price increases, as well as new and shorter payment terms.  In addition, in the past we have taken and may continue to take actions to provide financial assistance to certain suppliers to ensure an uninterrupted supply of materials and components.  Suppliers also exited certain lines of business or closed facilities, which results in additional costs associated with transitioning to new suppliers.  In addition, as industry volume improves with the general economic recovery, suppliers that downsized significantly during the economic downturn may face capacity constraints as demand recovers that could cause temporary shortages of supplies or components.

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

ITEM 1A. Risk Factors (continued)

Labor or other constraints on our ability to maintain competitive cost structure.  Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  We negotiated a new agreement with the UAW in 2007 and with the CAW in 2008 which expire in September 2011 and September 2012, respectively.  Although these transformational agreements were amended during 2009 to bring us much of the way to parity with our competitors, the agreements still provide guaranteed wage and benefit levels throughout their terms and a degree of employment security, subject to certain conditions.  As a practical matter, these agreements restrict our ability to close plants and divest businesses.  Additionally, rejection by Ford-UAW membership of further modifications to the collective bargaining agreement in late 2009 (i.e., rejection of a proposed "no strike" clause and binding arbitration provision), which were agreed to with our domestic competitors, may put us at a disadvantage during the next round of labor negotiations; see "Employment Data" in "Item 1. Business" ("Item 1") for additional discussion.

A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom in these regions promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to close manufacturing or other facilities.

Work stoppages at Ford or supplier facilities or other interruptions of production.  A work stoppage or other interruption of production could occur at Ford or supplier facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, supplier financial distress, production constraints, or other reasons.  For example, many suppliers experienced financial distress due to decreasing production volume and increasing prices for raw materials during 2008 and 2009, jeopardizing their ability to produce parts for us.  Now, because of the restructuring that took place in the supply base during that period, as production volume increases suppliers may experience capacity constraints.  A work stoppage or interruption of production at Ford or supplier facilities due to labor disputes, shortages of supplies, or any other reason (including but not limited to tight credit markets or other financial distress, natural or man-made disasters, information technology issues, or production constraints or difficulties) could substantially adversely affect our financial condition and results of operations.

Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition. We have qualified defined benefit retirement plans in the United States that cover our hourly and salaried employees.  We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe.  In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits for retired employees, primarily health care and life insurance benefits.  See Note 18 of the Notes to the Financial Statements for more information about these plans, including funded status.  These benefit plans impose significant liabilities on us that are not fully funded and will require additional cash contributions, which could impair our liquidity.

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

As of December 31, 2010, our U.S. and worldwide defined benefit pension plans were underfunded by a total of $6.7 billion and $11.5 billion, respectively.  If our cash flows and capital resources were insufficient to fund our pension or postretirement health care and life insurance obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.  In addition, if our operating results and available cash were insufficient to meet our pension or postretirement health care and life insurance obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our pension or postretirement health care and life insurance obligations.  We might not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and any proceeds might not be adequate to meet any pension and postretirement health care or life insurance obligations then due.

ITEM 1A. Risk Factors (continued)

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns).  The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present values of projected future payments to all participants.  We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates).  To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations.  For discussion of our assumptions, see "Critical Accounting Estimates" in Item 7 and Note 18 of the Notes to the Financial Statements.

Restriction on use of tax attributes from tax law "ownership change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits ("Tax Attributes").  At December 31, 2010 we had Tax Attributes that would offset $20 billion of taxable income (representing about $7 billion of our $15.7 billion in deferred tax assets subject to valuation allowance).  An ownership change occurs if 5 percent shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period.  Restructuring actions we took in 2009, including our exchange of Ford Common Stock for convertible debt and our public issuance of additional Ford Common Stock, contributed significantly to the collective increase in ownership by 5 percent shareholders.  At present, 5 percent shareholders may have collectively increased their ownership in Ford by more than 25 percentage points.  In September 2009, we implemented a tax benefit preservation plan (the "Plan") to reduce the risk of an ownership change under Section 382.  Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of Ford's outstanding Common Stock could be subject to significant dilution.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs.  Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards.  Government safety standards also require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard.  Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied.  The costs associated with any protracted delay in new model launches necessary to remedy such defect, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial.  Further, adverse publicity surrounding actual or alleged safety-related or other defects could damage our reputation and adversely affect sales of our products.

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

ITEM 1A. Risk Factors (continued)

Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our products, perceived environmental impacts, or otherwise.  We spend substantial resources ensuring that we comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards.  Compliance with governmental standards, however, does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk.  In certain circumstances, courts permit tort claims even where our vehicles comply with federal law and/or other applicable law.  Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products or business or commercial relationships, may require significant expenditures of time and other resources.  Litigation also is inherently uncertain, and we could experience significant adverse results.  In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on sales of our products.

A change in our requirements where we have long-term supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts).  We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles.  If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract.

Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments.  We receive economic benefits from national, state and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain or increase investment, workforce or production.  These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits.  The impact of these incentives can be significant in a particular market during a reporting period.  For example, most of our manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs.  As a result, the performance of our South American operations has been impacted favorably by government incentives to a substantial extent as we have increased our investment and manufacturing presence in Brazil, and we expect this favorable impact to continue for the next several years.  A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition and results of operations, as well as our ability to fund new investments.  See Note 2 of the Notes to the Financial Statements for discussion of the accounting for government incentives, and "Item 3. Legal Proceedings" for discussion of administrative tax proceedings in Brazil.

Adverse effects on our operations resulting from certain geo-political or other events. We conduct business in countries around the world, and are pursuing growth opportunities in a number of emerging and newly-developed markets.  These activities expose us to, among other things, risks associated with geo-political events, such as:  governmental takeover (i.e., nationalization) of our manufacturing facilities; disruption of operations in a particular country as a result of political or economic instability, outbreak of war or expansion of hostilities; or acts of terrorism.  Such events could have a substantial adverse effect on our financial condition and results of operations.

Inherent limitations of internal controls impacting financial statements and safeguarding of assets.  Our internal control over financial reporting and our operating internal controls may not prevent or detect misstatements or loss of assets because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets.

ITEM 1A. Risk Factors (continued)

Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations.  Although we reduced Automotive debt significantly in 2010, we remain highly leveraged as we work to improve our balance sheet.  Our significant Automotive debt could have important consequences, including the following:  we must pay interest on our significant indebtedness, which may reduce funds available to us for operations and other purposes to levels below that of our competitors with lower interest costs; and our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.  For further information regarding our liquidity and capital resources, including our secured credit agreement established in December 2006 ("Credit Agreement"), see the discussion in Item 7 under the captions "Liquidity and Capital Resources" and "Overview," and in Note 19 of the Notes to the Financial Statements.

Failure of financial institutions to fulfill commitments under committed credit facilities.  As permitted under our Credit Agreement, we have repaid $6.7 billion under our revolving credit facility, which we can re-borrow until the facility terminates.  If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition.  For discussion of our Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 19 of the Notes to the Financial Statements.

A prolonged disruption of the debt and securitization markets.  In the event of a prolonged disruption of the debt and securitization markets, Ford Credit would consider reducing the amount of receivables it purchases or originates.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.  To the extent Ford Credit's ability to provide wholesale financing to our dealers or retail financing to those dealers' customers is limited, Ford's ability to sell vehicles could be adversely affected.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors.  In 2005 and 2006, the credit ratings assigned to Ford Credit were lowered to below investment grade, which increased its unsecured borrowing costs and restricted its access to the unsecured debt markets.  In response, Ford Credit increased its use of securitization transactions (including other structured financings) and other sources of funding.  In 2010, although Ford Credit experienced several credit rating upgrades and its credit spreads narrowed considerably, its credit ratings are still below investment grade.  Ford Credit's higher credit ratings have provided it more economical access to the unsecured debt markets, but it is still utilizing asset-backed securitization transactions for a substantial amount of its funding.

Ford Credit’s ability to obtain funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk.  Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints.  In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there were a significant decline in the demand for the types of securities it offers or Ford Credit was unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions.  A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

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

Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Act") and its implementing rules and regulations.  The Act was enacted on July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitizations.  The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts.  Among other things, the Act creates a Consumer Financial Protection Bureau with broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as Ford Credit's retail automotive financing business in the United States.  The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that it is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States.  The FDIC's powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit's funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act's alternative liquidation framework.

In addition, the Act provides that a finance company could be designated a "significant non-bank financial company" by the Financial Stability Oversight Council and thus be subject to regulation by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a non-bank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank – such as the ability to offer FDIC-insured deposits.  Further, the Act prohibits the use of credit ratings in a prospectus (which is required to be included for securitization offerings such as those conducted by us) without the consent of the rating agency.  The rating agencies have indicated they will not consent to such inclusion.  The SEC has provided indefinite relief from this requirement for public offerings of asset-backed securities through a no-action letter.  Without such relief, the public securitization markets would be impaired in the United States.

Federal agencies are given significant discretion in drafting the rules and regulations necessary to implement the Act, and, consequently, the effects of the Act on the capital markets and the consumer finance industry may not be known for months or years.  The Act and its implementing rules and regulations could impose additional costs on Ford Credit and adversely affect its ability to conduct its business.

ITEM 1A. Risk Factors (continued)

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

We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness or other obligations.  Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants.  About half of our distribution centers are leased (we own approximately 48% of the total square footage and lease the balance).  A substantial amount of our warehousing is provided by third-party providers under service contracts.  Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below.  The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space.  Substantially all of our sales offices are leased space.  Approximately 99% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.  Many of the facilities, as well as most of the machinery and equipment, that we own and operate in the United States have been pledged to secure our obligations under the Credit Agreement.  For discussion of the Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 19 of the Notes to the Financial Statements.

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

ITEM 2. Properties (continued)

The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments as of December 31, 2010 are shown in the table below:

Segment	Plants		Distribution Centers/ Warehouses	Engineering, Research/ Development	Sales Offices
Ford North America	38	*	30	45	58
Ford South America	8		3	1	8
Ford Europe	15		7	4	24
Ford Asia Pacific Africa	12		1	7	16
Total	73		41	57	106

*
We have announced plans to close a number of North American facilities as part of our restructuring actions; facilities that have been closed to date are not included in the table.  The table includes five facilities operated by Automotive Components Holdings, LLC ("ACH"), which is controlled by us.  We have been working to sell or close the majority of the 15 ACH component manufacturing plants; to date, we have sold five ACH plants and closed another five.  We plan to close a sixth plant in 2011.  We are exploring our options for the remaining ACH plants (Milan, Saline, Sandusky and Sheldon Road), and intend to transition these businesses to the supply base as soon as practicable.

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector.  The accounting standard related to the consolidation of variable interest entities that became effective as of January 1, 2010 resulted in the deconsolidation of many of our consolidated joint ventures.  As of December 31, 2010, the significant consolidated joint ventures and the number of plants each owns is as follows:

•
Cologne Precision Forge GmbH ("CPF") — a 50/50 joint venture of Ford-Werke GmbH ("Ford") and Neumayer Tekfor Holding GmbH ("Neumayer") to which Ford transferred the operations of its Cologne forge plant in 2003.  The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  Those Ford employees who worked at the Cologne forge plant at the time of the formation of the joint venture were assigned to CPF and remain our employees, and CPF reimburses us for the cost of these employees.  In the event of surplus labor at the joint venture, which operates this one plant, Ford employees assigned to the venture may return to Ford.  New workers at CPF are hired as employees of the joint venture.  On December 21, 2010, Ford and Neumayer signed an agreement pursuant to which Neumayer will withdraw from the joint venture.  The agreement provides that Neumayer will sell its shares in the joint venture to Ford, and describes the future business relationship between the parties.  The agreement becomes effective at closing, which is expected to take place in the first quarter of 2011, and at that point CPF will become a wholly-owned subsidiary of Ford.

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

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Cong Diesel Limited Company (25% partner).  Ford Vietnam Limited assembles and distributes several Ford vehicles in Vietnam, including Escape, Everest, Fiesta, Focus, Mondeo, Ranger, and Transit models.  This joint venture operates one plant.

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are:

•
AutoAlliance International, Inc. ("AAI") — a 50/50 joint venture with Mazda that operates as its principal business an automobile assembly plant in Flat Rock, Michigan.  AAI currently produces the Mazda6 and Ford Mustang models.  Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•
AutoAlliance (Thailand) Co. Ltd. ("AAT") — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda's (5%) that owns and operates a manufacturing plant in Rayong, Thailand.  AAT produces the Ford Everest SUV and Ford Ranger and Mazda BT-50 pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.  AAT has completed construction of

ITEM 2. Properties (continued)

its new, highly flexible car plant using state-of-the-art manufacturing technologies to produce both the Ford Fiesta and Mazda2 small cars for domestic and export sale.

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

•
Getrag Ford Transmissions GmbH ("Getrag Ford") — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations, including plants, from Halewood, England; Cologne, Germany; and Bordeaux, France.  In 2008, we added the Kechnec plant in Slovakia.  Getrag Ford produces manual transmissions for Ford Europe and Volvo.  We currently supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture.  Our employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture.  In the event of surplus labor at the joint venture, our employees assigned to Getrag Ford may return to Ford.  Getrag Ford reimburses us for the full cost of the hourly and salaried labor we supply.  Employees not supplied by us to work in these operations are employed directly by Getrag Ford.  This joint venture operates four plants.

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

ITEM 3. Legal Proceedings

The litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  See Note 31 of the Notes to the Financial Statements for discussion of loss contingencies.

Following is a discussion of our significant pending legal proceedings:

ASBESTOS MATTERS

Asbestos was used in some brakes, clutches, and other automotive components from the early 1900s.  Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, are a defendant in various actions for injuries claimed to have resulted from alleged exposure to Ford parts and other products containing asbestos.  Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet.  We believe that we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy.

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles over the years.  We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.  The extent of our financial exposure to asbestos litigation remains very difficult to estimate and could include both compensatory and punitive damage awards.  The majority of our asbestos cases do not specify a dollar amount for damages; in many of the other cases the dollar amount specified is the jurisdictional minimum, and the vast majority of these cases involve multiple defendants with the number in some cases exceeding one hundred.  Many of these cases also involve multiple plaintiffs, and often we are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants).  Annual payout and defense costs may become substantial in the future.

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

Following are individual environmental legal proceedings to which a governmental authority is a party and in which there is the possibility of monetary sanctions in excess of $100,000:

Edison Assembly Plant Concrete Disposal.  During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab.  The concrete was crushed and reused by several developers as fill material at ten different off-site locations.  The New Jersey Department of Environmental Protection ("DEP") asserts that some of these locations may not have been authorized to receive the waste.  In 2006, DEP ordered Ford, supplier MIG-Alberici, Inc., and developer Edgewood Properties, Inc., to investigate, and, if appropriate, remove contaminated materials.  We have substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns.  We resolved the matter with DEP through an administrative consent order ("Order"), pursuant to which we paid approximately $460,000 for oversight costs, penalties, and environmental education projects and donated emissions reduction credits to the State of New Jersey.  After reviewing comments submitted by Edgewood, DEP finalized the Order in 2009.  Edgewood appealed issuance of the Order to the Appellate Division of the New Jersey Superior Court.

ITEM 3. Legal Proceedings (continued)

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past ever have been certified by the courts as class actions, the actions listed below are those (i) that have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case), and (ii) that, if resolved unfavorably to the Company, would likely involve a significant cost.

Canadian Export Antitrust Class Actions.  Eighty-three purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants, including Ford.  The federal and state complaints allege, among other things, that vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States.  The complaints seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws.  The federal court actions were consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine and have been dismissed.  Cases remain pending in state courts in Arizona, California, Florida, New Mexico, Tennessee and Wisconsin.  A statewide class has been certified in the California case.

Medium/Heavy Truck Sales Procedure Class Action.  This action pending in Ohio state court alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer.  The court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997 and granted plaintiffs' motion for summary judgment on liability.  Our motion to decertify the class is pending.  During February 2011, a jury awarded $4.5 million in damages to the named plaintiff dealer.  We will appeal.  If similarly calculated amounts are awarded to other class members, total damages could be substantial.

OTHER MATTERS

ERISA Fiduciary Litigation.  A purported class action suit filed in the U.S. District Court for the Eastern District of Michigan named Ford and several current or former employees and officers as defendants (Nowak, et al. v. Ford Motor Company, et al., along with three consolidated cases).  The suit alleged that defendants violated ERISA by failing to prudently and loyally manage funds held in employee savings plans we sponsored.  Specifically, plaintiffs alleged (among other claims) that the defendants violated fiduciary duties owed to plan participants by continuing to offer Ford Common Stock as an investment option in the savings plans.  On February 15, 2011, the court approved a final settlement of this matter pursuant to which we will enhance communications to active participants in our employee savings and investment plans, make related improvements to the employee investment process, and pay attorney fees and related costs.

Apartheid Litigation. Along with two other prominent multinational companies, we are a defendant in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa's apartheid regime.  The lawsuits allege that the defendant companies aided and abetted the apartheid regime and its human rights violations.  These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated "multidistrict litigation" in the U.S. District Court for the Southern District of New York.  The District Court dismissed these cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings.  Amended complaints were filed during 2008; motions to dismiss have been granted in part and denied in part, and defendants' appeal to the U.S. Court of Appeals is pending.

Brazilian Tax Matters.  In December 2010, a tax tribunal in Brazil ruled against Ford Brazil in a matter involving an assessment relating to federal tax incentives Ford Brazil received during 2004 through 2008.  The matter at issue concerns the extent to which tax incentives and a special tax regime can be used simultaneously.  We intend to appeal the December ruling to the next administrative level within the Brazilian federal tax authority, and believe the law supports our position.  If we do not prevail at the next administrative level, we plan to appeal the matter to the federal court in Brazil, which likely would require posting of substantial cash or other collateral.  Administrative proceedings also are pending against Ford Brazil regarding state tax incentives.  These incentives are being challenged by two states on the basis that the incentives granted by another state did not receive formal approval from the organization of Brazilian state treasury offices.  If we do not prevail at the administrative level, we plan to appeal to the relevant state court, which likely also would require posting of significant cash or other collateral.

ITEM 4A. Executive Officers of Ford

Our executive officers are as follows, along with each executive officer's position and age at February 1, 2011:

Name	Position	Position Held Since	Age

William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	53

Alan Mulally (b)	President and Chief Executive Officer	Sept. 2006	65

Michael E. Bannister	Executive Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Oct. 2007	61

Lewis W. K. Booth	Executive Vice President and Chief Financial Officer	Nov. 2008	62

Mark Fields	Executive Vice President – President, The Americas	Oct. 2005	50

John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs	Dec. 2009	60

Tony Brown	Group Vice President – Purchasing	Apr. 2008	54

Susan M. Cischke	Group Vice President – Sustainability, Environment and Safety Engineering	Apr. 2008	56

James D. Farley, Jr.	Group Vice President – Global Marketing, Sales and Service	Nov. 2007	48

Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	45

Bennie Fowler	Group Vice President – Quality	Apr. 2008	54

Joseph R. Hinrichs	Group Vice President – President, Asia Pacific and Africa	Dec. 2009	44

Derrick M. Kuzak	Group Vice President – Global Product Development	Dec. 2006	59

David G. Leitch	Group Vice President and General Counsel	Apr. 2005	50

J C. Mays	Group Vice President and Chief Creative Officer – Design	Aug. 2003	56

Stephen T. Odell	Group Vice President, Chairman and CEO, Ford of Europe	Aug. 2010	55

Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	43

Nick Smither	Group Vice President – Information Technology	Apr. 2008	52

Bob Shanks	Vice President and Controller	Sept. 2009	58

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

With the exceptions noted below, each of the officers listed above has been employed by Ford or its subsidiaries in one or more capacities during the past five years.  Described below are the recent positions (other than those with Ford or its subsidiaries) held by those officers who have not yet been with Ford or its subsidiaries for five years:

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

Under our by-laws, executive officers are elected by the Board of Directors at an annual meeting of the Board held for this purpose.  Each officer is elected to hold office until a successor is chosen or as otherwise provided in the by-laws.

PART II

ITEM 5. Market for Ford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange in the United States and on certain stock exchanges in Belgium, France, Switzerland, and the United Kingdom.

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2009 and 2010:

	2009				2010
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$2.99	$6.54	$8.86	$10.37	$14.54	$14.57	$13.24	$17.42
Low	1.50	2.40	5.24	6.61	10.05	9.75	10.02	12.12
Dividends per share of Ford Common and Class B Stock (b)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

(b)
Under our Credit Agreement, which is scheduled to terminate in December 2013, we are prohibited from paying dividends (other than dividends payable solely in stock) on our Common and Class B Stock, subject to certain limited exceptions.  See Note 19 of the Notes to the Financial Statements for more information regarding the Credit Agreement and related covenants.

As of February 14, 2011, stockholders of record of Ford included 162,254 holders of Common Stock (which number does not include 804 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 85 holders of Class B Stock.

During the fourth quarter of 2010, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Oct. 1, 2010 through Oct. 31, 2010	—	$—	—	—
Nov. 1, 2010 through Nov. 30, 2010	58,882	16.28	—	—
Dec. 1, 2010 through Dec. 31, 2010	50,469	16.73	—	—
Total/Average	109,351	16.48	—	—

(a)
We presently have no publicly-announced repurchase program in place.  Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay:  (i) income tax related to the lapse of restrictions on restricted stock or the issuance of unrestricted stock; and (ii) the exercise price with respect to certain exercises of stock options.

(b)	No publicly announced repurchase program in place.

ITEM 6. Selected Financial Data

On January 1, 2010, we adopted the new accounting standard regarding consolidation of VIEs.  We have applied the standard retrospectively to periods covered in this Report, and present prior-year financial statement data on a basis that is revised for the application of this standard.  The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts).

SUMMARY OF OPERATIONS	2010	2009	2008	2007	2006
Total Company
Sales and revenues	$128,954	$116,283	$143,584	$168,884	$156,711

Income/(Loss) before income taxes	$7,149	$2,599	$(14,895)	$(4,286)	$(15,490)
Provision for/(Benefit from) income taxes	592	(113)	(62)	(1,467)	(2,880)
Income/(Loss) from continuing operations	6,557	2,712	(14,833)	(2,819)	(12,610)
Income/(Loss) from discontinued operations	—	5	9	41	16
Income/(Loss) before cumulative effects of changes in accounting principles	6,557	2,717	(14,824)	(2,778)	(12,594)
Cumulative effects of changes in accounting principles	—	—	—	—	(7)
Net income/(loss)	6,557	2,717	(14,824)	(2,778)	(12,601)
Less: Income/(Loss) attributable to noncontrolling interests	(4)	—	(58)	17	16
Net income/(loss) attributable to Ford Motor Company	$6,561	$2,717	$(14,766)	$(2,795)	$(12,617)

Automotive Sector
Sales	$119,280	$103,868	$127,635	$152,691	$141,727
Operating income/(loss)	5,789	(3,352)	(9,976)	(4,979)	(18,518)
Income/(Loss) before income taxes	4,146	785	(12,314)	(5,510)	(17,456)

Financial Services Sector
Revenues	$9,674	$12,415	$15,949	$16,193	$14,984
Income/(Loss) before income taxes	3,003	1,814	(2,581)	1,224	1,966

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$1.90	$0.91	$(6.50)	$(1.43)	$(6.73)
Income/(Loss) from discontinued operations	—	—	—	0.02	0.01
Cumulative effects of change in accounting principles	—	—	—	—	—
Net income/(loss)	$1.90	$0.91	$(6.50)	$(1.41)	$(6.72)
Diluted:
Income/(Loss) from continuing operations	$1.66	$0.86	$(6.50)	$(1.43)	$(6.73)
Income/(Loss) from discontinued operations	—	—	—	0.02	0.01
Cumulative effects of change in accounting principles	—	—	—	—	—
Net income/(loss)	$1.66	$0.86	$(6.50)	$(1.41)	$(6.72)
Cash dividends	$—	$—	$—	$—	$0.25

Common Stock price range (NYSE Composite Intraday)
High	$17.42	$10.37	$8.79	$9.70	$9.48
Low	9.75	1.50	1.01	6.65	6.06
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,449	2,992	2,273	1,979	1,879

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$64,606	$79,118	$71,556	$115,484	$120,198
Financial Services sector	103,270	119,112	151,667	169,261	169,691
Intersector elimination	(2,083)	(3,224)	(2,535)	(2,023)	(1,467)
Total assets	$165,793	$195,006	$220,688	$282,722	$288,422

Debt
Automotive sector	$19,077	$33,610	$23,319	$24,190	$26,906
Financial Services sector	85,112	98,671	128,842	141,833	142,036
Intersector elimination *	(201)	(646)	(492)	—	—
Total debt	$103,988	$131,635	$151,669	$166,023	$168,942

Total Equity/(Deficit)	$(642)	$(7,782)	$(15,371)	$7,771	$(1,235)

*  Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 of the Notes to the Financial Statements for additional detail.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Revenue

Our Automotive sector's revenue is generated primarily by sales of vehicles, parts and accessories to our dealers and distributors (i.e., our customers).  Vehicles we produce generally are subject to firm orders from our customers.  The vehicles generally are deemed sold, and revenue recognized, when produced and shipped or delivered to our customers.  This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option, or vehicles produced for use in our own fleet (including management evaluation vehicles).  Vehicles sold to daily rental car companies subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease.  When we sell the returned vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value.  In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.

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

Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business.  For example, we offer special retail and lease incentives to dealers' customers who choose to finance or lease our vehicles from Ford Credit.  The estimated cost for these incentives is recorded as revenue reduction to Automotive sales at the later of the date the related vehicle sales to our dealers are recorded or the date the incentive program is both approved and communicated.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer.  Ford Credit recognizes the amount over the life of the related contracts as an element of financing revenue.  See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors.

Costs and Expenses
Our statement of operations classifies our Automotive total costs and expenses into two categories:  (i) cost of sales, and (ii) selling, administrative and other expenses.  We include within cost of sales those costs related to the development, manufacture, and distribution of our vehicles, parts and accessories.  Specifically, we include in cost of sales each of the following:  material costs (including commodity costs); freight costs; warranty, product recall and customer satisfaction program costs; labor and other costs related to the development and manufacture of our products; depreciation and amortization; and other associated costs.  We include within selling, administrative and other expenses labor and other costs not directly related to the development and manufacture of our products, including such expenses as advertising and sales promotion costs.

Certain of our costs, such as material costs, generally vary directly with changes in volume and mix of production.  In our industry, production volume often varies significantly from quarter to quarter and year to year.  Quarterly production volumes experience seasonal shifts throughout the year (including peak retail sales seasons, and the impact on production of model changeover and new product launches).  As we have seen in recent years, annual production volumes are heavily impacted by external economic factors, including the pace of economic growth and factors such as the availability of consumer credit and cost of fuel.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result, we analyze the profit impact of certain cost changes holding constant present-year volume and mix and currency exchange, in order to evaluate our cost trends absent the impact of varying production and currency exchange levels.  We analyze these cost changes in the following categories:

●	Material excluding commodity costs – primarily reflecting the change in cost of purchased parts used in the assembly of our vehicles.
●	Commodity costs – reflecting the change in cost for raw materials (such as steel, aluminum, and resins) used in the manufacture of our products.
●
Structural costs – reflecting the change in costs that generally do not have a directly proportionate relationship to our production volumes, such as labor costs, including pension and health care; other costs related to the development and manufacture of our vehicles; depreciation and amortization; and advertising and sales promotion costs.

●
Warranty and other costs – reflecting the change in cost related to warranty coverage, product recalls, and customer satisfaction actions, as well as the change in freight and other costs related to the distribution of our vehicles and support for the sale and distribution of parts and accessories.

While material (including commodity), freight and warranty costs generally vary directly in proportion to production volume, elements within our structural costs category are impacted to differing degrees by changes in production volume.  We also have varying degrees of discretion when it comes to controlling the different elements within our structural costs.  For example, depreciation and amortization expense largely is associated with prior capital spending decisions.  On the other hand, while labor costs do not vary directly with production volume, manufacturing labor costs may be impacted by changes in volume, for example when we increase overtime, add a production shift or add personnel to support volume increases.  Other structural costs, such as advertising or engineering costs, are not necessarily impacted by production volume.  Our structural costs generally are within our discretion, although to varying degrees, and can be adjusted over time in response to external factors.

We consider certain structural costs to be a direct investment in future growth and revenue.  For example, increases in structural costs are necessary to grow our business and improve profitability as we expand around the world, invest in new products and technologies, respond to increasing industry sales volume and grow our market share.

Automotive total costs and expenses for full-year 2010 was $113.5 billion (including about $8 billion related to Volvo).  Material costs (including commodity costs) make up the largest portion of our Automotive total costs and expenses, representing in 2010 about two-thirds of the total amount.  Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs.  Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Global Economic Recovery.  By mid-2009, the global economy had begun to recover from the financial crisis and economic recession that began in 2008 and was entering a period of improving economic activity, with some markets advancing more quickly than others.  In the United States, the economic recovery began in June 2009, as officially designated by the National Bureau of Economic Research.  In 2010, global economic growth advanced an estimated 3.8%, a significant improvement as compared to the weak conditions which prevailed in 2008 and the first half of 2009.  The current economic performance in many European countries, particularly Greece, Ireland, Portugal and Spain, is being hampered by excessive government debt levels and the resulting budget austerity measures which are contributing to weak economic growth.  The European Union, the European Central Bank, and the International Monetary Fund have provided important support for many of these countries undergoing structural changes.  During 2011, economic growth is likely to be weak in these markets.  At the same time, economic growth in Germany is likely to remain solid, attributable in part to its export growth to Asia, good manufacturing base, and better budgetary conditions.  The U.K. government has implemented budget cuts, while the housing market is still working off its slump.  These factors will continue to be a drag on economic conditions there.

While the economic outlook is improving, it is rebounding from a very low base and with a range of possible outcomes due to the uncertain financial market environment and dependence upon ongoing policy responses.  The consumer and commercial sectors of the global economy appear to be improving, although recovery remains fragile due to continuing tightness in the credit markets, weak labor markets in many countries, and uncertainty regarding fiscal and monetary policy adjustments.  Although the housing market is stabilizing in the worst hit markets, such as the United States, the United Kingdom, and Spain, challenges remain associated with rising foreclosure rates and excess housing stocks.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2010, global industry vehicle sales volume (including medium and heavy truck) is estimated to have increased to 73.9 million units, up 8.7 million units or 13% from 2009 levels.

Excess Capacity.  According to IHS Automotive, an automotive research firm, in 2010 the estimated automotive industry global production capacity for light vehicles (about 89 million units) exceeded global production of light vehicles by about 17 million units.  In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity as a percent of production was an estimated 34% and 18%, respectively.  According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 20 million units per year during the 2011-2015 period.

Pricing Pressure.  Excess capacity, coupled with a proliferation of new products being introduced in key segments, will keep pressure on manufacturers' ability to increase prices. In addition to incremental new manufacturing capacity being added in the United States and Europe, Japanese and Korean manufacturers also have capacity (located outside of the regions) directed to these markets.  This has contributed and likely will continue to contribute to pricing pressure in these markets.  In the future, Chinese manufacturers also are expected to enter the U.S. and European markets, further intensifying competition.  Although there has been some firming of pricing in the U.S. market, particularly in 2010, it seems likely that over the longer term intense competition and apparent excess capacity will continue the industry trend of reduction of inflation-adjusted prices for similarly-contented vehicles in the United States and contribute to a challenging pricing environment.

Commodity and Energy Price Increases.  Commodity prices have resumed upward movement since early 2009.  Despite weak demand conditions, oil prices increased from an average of $62 per barrel in 2009 to a range exceeding $90 per barrel in February 2011.  With the global economic outlook improving and financial investment returning to commodity and oil markets, we expect commodity and oil prices to continue trending upward with potentially higher volatility.  Higher fuel prices, combined with efforts to achieve environmental policy objectives, are likely to continue to generate demand for more fuel-efficient vehicles.

Consumer Spending and Credit.  Limited ability to increase vehicle prices has been offset in recent years, at least in part, by the long-term trend toward purchase of higher-end, more expensive vehicles and/or vehicles with more features.  Over the long term, spending on new vehicles is expected to resume correlation with growth in per capita incomes.  Emerging markets also will contribute an increasing share of global industry sales volume and revenue, as growth in wholesales (i.e., volume) will be greatest in emerging markets in the next decade.  We believe, however, the mature automotive markets (e.g., North America, Western Europe, and Japan) will retain the largest share of global revenue over the coming decade.

Increasing Sales of Smaller Vehicles. Like other manufacturers, we are increasing our participation in newly-developed and emerging markets, such as Brazil, Russia, India and China, in which vehicle sales are expected to increase at a faster rate than in most mature markets. The largest segments in these markets are small vehicles (i.e., Sub-B, B and C segments). To increase our participation in these fast-growing markets, we are increasing significantly our production capacity, directly or through joint ventures. In addition, we expect that increased demand for smaller, more fuel-efficient vehicles will continue in the mature markets of North America and Europe and, consequently, we have seen and expect in the future strong demand in those markets for our small car offerings (including the new Ford Fiesta and Focus models that are based on our global platforms). Although we expect positive contribution margins from higher small vehicle sales, one result of increased production of small vehicles may be that, over time, our average per unit margin decreases because small vehicles tend to have lower margins than medium and large vehicles.

Currency Exchange Rate Volatility.  Ongoing deleveraging in financial markets has generated significant volatility in currencies.  The sovereign debt crisis and banking sector weakness in Europe is contributing to euro exchange rate volatility.  At the same time, concerns for U.S. monetary policy (e.g., quantitative easing programs) and deficits (i.e., current account and fiscal deficits) have put downward pressure on the U.S. dollar.  Some emerging market currencies have strengthened beyond their fair value in light of substantial capital inflows.  Central banks in some of these markets are attempting to temper the effect of these inflows and stabilize their currencies so they are not overvalued.  The latest rising inflation in emerging markets has started to erode the strength of some local currencies, reducing the need for government intervention.  To varying degrees, exchange rates are market determined, and all are impacted by many different macroeconomic and policy factors.  In the current business environment, it is likely exchange rates will remain volatile.

Other Economic Factors.  The eventual implications of higher government deficits and debt, with potentially higher long-term interest rates, could drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Strategies

We remain firm in our belief that our continued focus on executing the four key priorities of our One Ford plan is the right strategy to achieve our objectives:

●	Aggressively restructure to operate profitably at the current demand and changing model mix;
●	Accelerate development of new products our customers want and value;
●	Finance our plan and improve our balance sheet; and
●	Work together effectively as one team, leveraging our global assets.

Despite the external economic environment in recent years, we have made significant progress in transforming our business.

Aggressively Restructure to Operate Profitably

Brands.  In recent years, we have eliminated a number of brands from our portfolio in order to devote fully our financial, product development, production and marketing, and sales and services resources toward further growing our core Ford brand and enhancing Lincoln.  We have sold Aston Martin, Jaguar and Land Rover, and most recently Volvo.  In addition to completing the sale of Volvo in the third quarter of 2010, we discontinued the Mercury brand at the end of 2010.  We also reduced our stake in Mazda to 3.5 percent from 11 percent in the fourth quarter of 2010.  All of these actions allow us to increase flexibility as we continue to pursue growth in key emerging markets, while also continuing our cooperation in areas of mutual benefit, such as key joint ventures and exchange of technology information.

Manufacturing.  We are committed to maintaining an appropriate manufacturing footprint in markets around the world, both in the more mature markets in which we have an established presence, and in fast-growing emerging markets.  We also are committed to ensuring that our assembly plants have flexible body shops that allow us to respond quickly to changing consumer demands.  We have announced substantial investments in emerging markets over the last few years, including in China and India, to increase our production capacity with flexible new manufacturing plants.  We also announced substantial investments in North America, including efforts to ensure that nearly all of our U.S. assembly plants have flexible body shops by 2012.  We also have converted two North American assembly plants, and are converting a third assembly plant, from production of large utilities and trucks to small car production to support the increasing demand for smaller, more fuel-efficient vehicles.

Suppliers.  We continue to work to strengthen our global supply base.  As part of this process, we have been reducing the global number of production suppliers eligible for new product sourcing from 3,300 in 2004 to about 1,600 suppliers in 2009 and about 1,500 suppliers in 2010.  To date, we have identified specific plans that will take us to about 850 suppliers in the near- to mid-term, with a further reduction to about 750 suppliers targeted.  We believe that our efforts at consolidation will result in a stronger and healthier supply base, with which we are working closely to anticipate and address any near-term capacity constraints as we ramp up production.  In addition, our move to global vehicle platforms should increase our ability to source to common suppliers for the total global volume of vehicle components, so that a smaller number of suppliers will receive a greater volume of purchases we make to support our global vehicle platforms.

Ford and Lincoln Dealerships.  Our dealers are a source of strength in North America and around the world, especially in rural areas and small towns where they represent the face of Ford to the community.  We are adding dealerships rapidly in markets in our Asia Pacific Africa region where industry volume is growing at a rapid pace, including the addition of 100 dealerships in China during 2010.  Our total dealership network in China is about 340, and about 170 dealerships in India, and we have plans to continue our expansion of these networks.  We also continue to work with our dealers in the United States to rightsize the number of Ford and Lincoln outlets, particularly in our largest 130 metropolitan market areas.  Reduction of overcapacity includes not only rightsizing the number of dealerships, but ensuring the right locations and appropriate branded facilities to satisfy current and future demand.  Our goal is to achieve a sustainable and profitable dealer network.  As part of these efforts, we have reduced the number of outlets in our U.S. Ford and Lincoln network in the United States from about 4,400 at the end of 2005 to 3,430 at the end of 2010.  As announced, we discontinued the Mercury brand as of December 31, 2010, and we have successfully resolved Mercury franchise agreements for 96% of Mercury franchise holders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Product Development.  Our One Ford global product development system is fully operationalized, utilizing global platforms to deliver customer-focused programs rapidly and efficiently across multiple markets.  Through our hub and spoke approach, one lead product development engineering center – the hub – is assigned for each global vehicle line, thereby ensuring global scale and efficiency through common designs, parts, suppliers, and manufacturing processes.  The hubs are supported by regional engineering centers – spokes – which also help deliver products tuned to local market customer preferences while maintaining global design DNA.  Typical delivery metrics for global programs include 80% part commonality, greater than 75% pre-sourcing to global suppliers, and 100% common manufacturing and assembly process.  For example, by 2012, we expect to produce more than two million units annually utilizing our Ford C1-platform.  The North American volume leveraging for Focus on the C1-platform improves from 200,000 to 850,000 units annually.  Platform flexibility, efficiency and development speed is evident through 10 unique C-segment vehicles launching globally within the next two years, including Focus, C-MAX and Escape/Kuga derivatives.  The efficiency and flexibility gains enabled by our One Ford plan will allow us to refresh all regional showrooms approximately one and a half times over the 2010-2014 period.

Ford Credit.  During 2010, Ford Credit reduced its worldwide staffing by about 1,000 positions to improve cost structure in response to lower automotive industry sales volumes and the discontinuation of financing for Jaguar, Land Rover, Mazda, and Volvo.  This was in addition to the elimination of about 2,000 worldwide positions during 2009.

Accelerate Development of New Products Our Customers Want and Value

We are committed to introducing new products that consumers want and value, and we are receiving very positive reactions from consumers, media, and independent evaluators in response to the products we have introduced in recent years.  We plan to build on this strength in 2011.  Our global product strategy is to serve our key geographic markets with a complete family of small, medium and large, cars, utilities and trucks that have best-in-class design and quality, are environmentally responsible, and contain high-value safety and smart feature content.  The result of this strategy is a full-line of vehicles that:

●	Have bold, emotive exterior designs
●	Are great to drive
●	Are great to sit in (with the comfort and convenience of a second home on wheels and exceptional quietness)
●	Provide fuel economy as a reason to buy
●	Are unmistakably a Ford or Lincoln in look, sound and feel
●	Provide exceptional value

We are committed to delivering the freshest showroom in all regions with benchmark efficiency.  Developing products our customers want and value demands consistent focus on the four pillars of our global product strategy – Drive Quality, Drive Green, Drive Safe, and Drive Smart.

Drive Quality.  We have made significant improvements in quality through a renewed commitment that touches every aspect of the vehicle process – from design to manufacturing to product launch – so that quality is designed and built into every vehicle.  These efforts have paid off with best-in-class initial quality in the United States according to internal and external quality surveys.

We have established a global set of disciplined, standardized processes aimed at making us the world's leader in automotive quality.  Through our global product strategy and a single global management team, we are leveraging our assets, implementing best practices and a systematic approach to quality, and utilizing common components for the advantage of scale.  The new integrated approach can be seen in the new Fiesta, our first of this generation of global cars under our One Ford plan.  Selling one high-volume version of this vehicle helps us reduce defects and improve overall craftsmanship.  In North America, Europe, and Asia we will launch our all-new C-cars in 2011 that will compare very favorably to competitive models with respect to attributes such as wind noise, steering feel, ride and handling, braking response, door closing sensation, performance feel and seat comfort.

In the 2010 J.D. Power APEAL survey, which measures the emotional quality of vehicles, attributes and surprise and delight features, Ford improved to second among brands in North America.  Moreover, in J.D. Power's 2010 initial quality survey, which measures things-gone-wrong per 100 vehicles during the first three months in service, Ford, with a score of 93, was the only full-line vehicle manufacturer that ranked in the top five. No other volume manufacturer is delivering both emotional and rational quality in line with the industry's best.  Our global quality strategy also is delivering improved owner satisfaction and loyalty, lower warranty costs, higher lease residual values, and continued improvement in long-term reliability.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Drive Green.  Our commitment to sustainability focuses both on advancing conventional vehicle technology that touches millions of new vehicles each year while at the same time developing next-generation propulsion systems that represent an important part of the long-term future for the industry.

We remain committed to our goal to deliver leadership or among the best fuel efficiency in every major new vehicle launch.  For example, the 2011 Ford Explorer is the most fuel-efficient mid-size SUV in the market.

The implementation of our new EcoBoost® family of gasoline engines is well underway and a major part of our sustainability strategy, delivering both exceptional fuel economy and performance.  By combining direct fuel-injection and turbo charging, the EcoBoost engine can deliver up to 20% better fuel economy and up to 15% fewer CO2 emissions versus larger-displacement engines, without sacrificing driving performance.  The 3.5-liter V6 engine was introduced in 2009 and is now available in the Lincoln MKS and MKT, the Ford Taurus SHO and Flex as well as the recently launched 2011 F-150.

The 3.5-liter EcoBoost was joined in 2010 by the 2.0-liter I4 EcoBoost which launched in Europe with the Ford Galaxy, S-MAX, and Mondeo and the 1.6-liter I4 EcoBoost which launched in Europe in the Ford Focus, Mondeo, C-MAX, S-MAX, and Galaxy.  The 2.0-liter Mondeo was also the first EcoBoost introduction in China.  In 2011, the 2.0L EcoBoost will make its North American debut in the Ford Explorer and Edge.  Additionally, in Australia the 1.6L EcoBoost will be introduced in the Focus.  We will continue to migrate EcoBoost technology aggressively across our product lineup in all regions.  For instance, by 2013, 90% of Ford's North American nameplates will offer EcoBoost engines, and global annual production of EcoBoost vehicles is expected to reach 1.5 million units.

In the Asia Pacific Africa region, EcoBoost – along with other innovative global technologies such as PowerShift transmissions – is a major part of our plan to deliver fuel efficiency improvement by up to 20% across our product lineup by 2012.  And in Australia, we will introduce an advanced liquid-injection petroleum gas ("LPG") system for the Ford Falcon in 2011, providing customers with the most advanced LPG technology on the market.

Our European ECOnetic® range of ultra-low CO2 diesel models across small to mid-size car and commercial vehicle segments continues to build on the success started with the 2008 Focus ECOnetic.  In 2009, we launched the second-generation Focus ECOnetic with further advanced technology including stop-start capability to reduce CO2 emissions to 99 g/km, and the Fiesta ECOnetic launched in 2010 at 98 g/km.

We also are pursuing an aggressive electrified vehicle strategy that we call Power of Choice.  We are electrifying existing, traditional vehicle lines, rather than creating a specific electrified vehicle model.  This will enable us to offer a broad portfolio of electrified vehicles.  With Power of Choice, customers will be able to choose a variety of electrified powertrains, including:

●
Hybrid Electric Vehicles -- powered in part by a battery and in part by an internal combustion engine, depending on driving conditions, with onboard charging of the battery (e.g., Ford Fusion and Escape Hybrids and Lincoln MKZ Hybrid currently available in North America).

●
Plug-in Hybrid Electric Vehicles – similar to a hybrid vehicle, but with a larger battery to provide more electric power in more driving conditions, with the battery capable of being charged externally (e.g., Ford C-MAX Energi to be launched in North America and Europe in 2012 and 2013, respectively)

●
Battery Electric Vehicle – powered solely by battery, with no internal combustion engine, with the battery charged externally (e.g., Ford Transit Connect BEV launched in North America in 2010 and to be launched in Europe in 2011 and Ford Focus Electric BEV to be launched in North America in late 2011 and in Europe in 2012).

We continue to engage in a number of collaborative agreements to address the many challenges that remain for electrified transportation including battery development, component standardization, cost, electric infrastructure, and connectivity to the national power grid.

Drive Safe. We are building on our record of having the most U.S. government 5-star rated vehicles by expanding both advanced crash protection and crash avoidance technology.  We are strengthening our safety leadership by focusing on three key areas – addressing driver behavior, enhancing crash protection even more, and pioneering the next frontier of safety with driver-assist crash-avoidance technologies.  For example, we introduced MyKey® to help parents encourage their teenagers to drive more safely and more fuel efficiently, and to increase safety belt usage.  MyKey – which debuted on the 2010 Ford Focus and has quickly become standard on most Ford and Lincoln models – allows owners to program a key that can limit the vehicle's top speed and audio volume.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We also offer a new advanced crash-avoidance technology – Collision Warning with Brake Support – on several Ford and Lincoln vehicles including Ford Taurus, Edge, Explorer and Lincoln MKS, MKT, MKX.  This feature uses radar to monitor traffic directly ahead and warns the driver with an authoritative beep and a red warning light projected on the windshield if a collision threat occurs.  The all-new 2011 Ford Explorer debuted the auto industry's first-ever production use of inflatable seat belts, designed to provide additional protection for rear-seat occupants – often children and older passengers who can be more vulnerable to head, chest and neck injuries.  We plan to offer inflatable seat belt technology on other vehicles globally.

Other global driver-assist features such as Blind Spot Information System™, Active Park Assist and Adaptive Cruise Control have enjoyed strong customer demand and expanded vehicle applications.  And we have begun offering the next suite of new safety features and driver assistance technologies in Europe – Speed Limiter, Torque Vectoring Control, Lane Departure Warning, Lane Keeping Aid, Active City Stop™, Traffic Sign Recognition System, Driver Alert, All-Seat Beltminder® and Power Child Locks.  Many of these safety features are being introduced in the C-MAX, Grand C-MAX, Focus, Mondeo, S-MAX and Galaxy.

Drive Smart.  We earned our third consecutive invitation to keynote the International Consumer Electronics Show, confirming the Company's place among the world's leading electronics and technology innovators.  At the 2011 show, our President and Chief Executive Officer Alan Mulally introduced the Ford Focus BEV discussed above and Ford’s entry into the growing smart phone-to-vehicle connectivity movement with MyFord Mobile™.  MyFord Mobile will provide BEV customers with unprecedented levels of mobile access to important elements of the BEV ownership experience like charge status, range, and route planning and convenience features like remote locking and unlocking of doors.  Last year, at the 2010 show we introduced MyFord Touch™ and the next-generation of SYNC® that has redefined the in-car experience with a simpler, safer and smarter way to connect drivers with available technology and their digital lives.  MyFord Touch and MyLincoln Touch™ present a holistic approach to accessing and personalizing vehicle settings and functions using a mix of graphic, touch, and voice user interfaces.  MyFord Touch was recognized with CNET's "Best of CES" and Popular Mechanics' "Editor's Choice" awards.

Building upon our demonstrated strategy to democratize globally our technology investments, SYNC and MyFord Touch will be launched in Europe in the Focus and C-MAX.  These migrations continue a history of global feature rollouts that includes Blind Spot Information System, ambient lighting, intelligent entry with push button start, and active park assist.

Ford also is leading the way in leveraging the growing consumer trend of smartphone apps with an innovative approach to control the applications through SYNC.  Our AppLink™ application programming interface brings popular apps such as Pandora internet radio, Stitcher "smart" radio and the Twitter client OpenBeak into the vehicle.  These technologies not only provide greater connectivity to vehicle occupants, but importantly also help mitigate driver distraction risks by using the safer means of voice commands to control functions and programs.

Leveraging key new technologies across the four strategy pillars in multiple regions on global programs drives tremendous scale and efficiency savings that can be re-invested allowing Ford to have the freshest showroom in the industry.  In 2010, we launched 24 new or redesigned vehicles in key markets around the world, including: for North America the redesigned Ford Explorer, Edge, the new Fiesta and the redesigned Lincoln MKX and the MKZ Hybrid; for Europe, the redesigned Ford C-MAX and new Grand C-MAX; and for India, the new Ford Figo.  In 2011, we plan a number of additional global product launches.

Our product strategy ensures a single global product cycle plan, simultaneously delivering global product programs across regions, with clearly defined product "DNA" while efficiently leveraging our global resources.  This approach leads to a reduced number of vehicle platforms and parts, as well as simplified vehicle ordering from the customer's perspective. For example, we have reduced the number of global nameplates from 97 in 2006 to 59 in 2008 to 38 in 2010, with further reductions planned.  The number of vehicle platforms will be reduced from 27 in 2007 to 13 in 2014, with production on strategic core platforms increasing from 29% in 2007 to at least 80% in 2013 and beyond.

We will have common small and medium-sized Ford vehicles in North America, South America, Europe and Asia Pacific Africa by 2013.  This will include Fiesta- and Focus-sized small cars and utilities, Fusion- and Mondeo-sized mid-size cars and utilities, compact pick-ups, and commercial vans.  For example, in 2012, we expect to produce more than two million vehicles annually from our global C platform (Focus-sized) and, by 2015, two million vehicles annually from our global B platform (Fiesta-sized).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Leveraging global product programs has helped increase overall product development efficiency by a projected 66% between 2006 and 2012. Global programs that continue to offer bold, emotive designs, high levels of quality, fuel economy leadership, top safety ratings, innovative technologies, and greater feature content than higher-series competitive offerings also will allow us to reduce brand discounts and increase revenue across our portfolio. This overall combination of cost efficiency and revenue enhancement that is being realized from One Ford and our global product strategy will help us continue to profitably grow.

Finance Our Plan and Strengthen Our Balance Sheet

As discussed in more detail in "Liquidity and Capital Resources" below, during 2010 we generated positive Automotive operating-related cash flow of $4.4 billion.  This contributed to our ability to reduce Automotive debt by $14.5 billion in 2010, from a total of $33.6 billion at the end of 2009 to $19.1 billion at the end of 2010.

Even with our substantial debt reduction actions in 2010, shown in the table below, we were able to maintain a significant level of Automotive gross cash (i.e., cash and cash equivalents and marketable securities) and ended 2010 with Automotive gross cash exceeding total Automotive debt by $1.4 billion, also as shown in the table below (in billions):

	December 31, 2010	September 30, 2010	December 31, 2009
Automotive gross cash	$20.5	$23.8	$24.9

Less debt:
Revolving line of credit	0.8	2.5	7.5
VEBA debt	—	3.6	7.0
Unsecured convertible notes	0.7	2.6	2.6
Term loan	4.1	4.9	5.3
All other debt	13.5	12.8	11.2
Total debt	19.1	26.4	33.6

Net cash/(debt)	$1.4	$(2.6)	$(8.7)

We believe that our stable management team, our strong supplier and dealer relationships, the positive acceptance of our products by customers, and our full pipeline of new products allow us to compete effectively in the global vehicle markets while we reduce our debt.

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, strategy, and plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan.  Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria – and we follow this process every week, every month, and every quarter, driving continuous improvement.  We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions – as we have done in the face of rapid changes in the market and business environment in the last few years.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

On January 1, 2010, we adopted the new accounting standard regarding consolidation of VIEs.  We have applied the standard retrospectively to periods covered in this Report, and present prior-year financial statement data on a basis that is revised for the application of this standard.

FULL-YEAR 2010 RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $6.6 billion or $1.66 per share of Common and Class B Stock in 2010, an improvement of $3.9 billion from net income attributable to Ford Motor Company of $2.7 billion or $0.86 per share of Common and Class B Stock in 2009.

Results by business sector are shown below (in millions):

	2010	2009	2008 (a)
Income/(Loss) before income taxes
Automotive sector	$4,146	$785	$(12,314)
Financial Services sector	3,003	1,814	(2,581)
Total Company	7,149	2,599	(14,895)
Provision for/(Benefit from) income taxes (b)	592	(113)	(62)
Income/(Loss) from continuing operations	6,557	2,712	(14,833)
Income/(Loss) from discontinued operations	—	5	9
Net income/(loss)	6,557	2,717	(14,824)
Less: Income/(Loss) attributable to noncontrolling interests (c)	(4)	—	(58)
Net income/(loss) attributable to Ford Motor Company (d)	$6,561	$2,717	$(14,766)
__________
(a)
Adjusted for the effect of the change in the accounting standards for convertible debt instruments that, upon conversion, may be settled in cash; see Note 1 of the Notes to the Financial Statements for additional detail.

(b)	See Note 23 of the Notes to the Financial Statements for disclosure regarding 2010 effective tax rate.
(c)	Formerly labeled "Minority interests in net income/(loss)," reflects presentation under standard on accounting for noncontrolling interests, which was effective January 1, 2009.
(d)	Formerly labeled "Net income/(loss)," reflects presentation under the standard on accounting for noncontrolling interests, effective January 1, 2009.

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

As detailed in Note 28 of the Notes to the Financial Statements, we allocate all Automotive sector and Financial Services sector special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table details special items in each category by sector (in millions):

Personnel and Dealer-Related Items:	2010	2009	2008
Automotive Sector
Mercury discontinuation/Other dealer actions	$(339)	$(140)	$(250)
Personnel-reduction actions	(164)	(663)	(1,610)
Job Security Benefits/Transition Assistance Plan	24	40	376
Retiree health care and related charges	31	(768)	2,553
Total Personnel and Dealer-Related Items - Automotive sector	(448)	(1,531)	1,069
Other Items:
Automotive Sector
Debt reduction actions	(853)	4,663	141
Liquidation of foreign subsidiaries – foreign currency translation impact	(33)	(281)	—
Sale of Volvo and related items	179	(226)	(2)
Investment impairment and related charges	—	(96)	—
Return on assets held in Temporary Asset Account ("TAA")	—	110	(509)
Fixed asset impairment	—	—	(5,300)
Accelerated depreciation related to AutoAlliance International, Inc. ("AAI")	—	—	(306)
Impairment of Mazda dealer network goodwill	—	—	(214)
Loss on sale of Mazda shares	—	—	(201)
Supplier settlement	—	—	(200)
Ballard restructuring	—	—	(70)
Other	4	3	36
Total Other Items – Automotive sector	(703)	4,173	(6,625)
Total Automotive sector	(1,151)	2,642	(5,556)
Financial Services Sector
DFO Partnership impairment	—	(132)	—
Gain on purchase of Ford Holdings debt securities	—	51	—
Ford Credit net operating lease impairment charge	—	—	(2,086)
Total Other Items – Financial Services sector	—	(81)	(2,086)
Total	$(1,151)	$2,561	$(7,642)

Included in Provision for/(Benefit from) income taxes are tax benefits of $134 million, $132 million, and $144 million for 2010, 2009, and 2008, respectively, that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax laws on deferred tax balances, and changes in our assessment of the need for a valuation allowance in each jurisdiction.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and total Automotive sector results and total Financial Services sector results include special items unless otherwise specifically noted.  As noted above, because special items for each sector are allocated to a separate reconciling item, results for individual operating segments within our Automotive and Financial Services sectors do not include special items.

Discussion of overall Automotive cost changes, including structural cost changes (primarily manufacturing and engineering, pension/OPEB, advertising and sales promotions, spending-related, and overhead, etc.), is primarily at present-year currency exchange rates and excludes special items and discontinued operations.  In addition, costs that vary directly with production volume, such as material, freight, and warranty costs, are measured at present-year volume and mix.  Discussion of changes in currency exchange can refer to one or more of the following:  (i) the impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) the results of our foreign currency hedging activities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2010 Compared with 2009

Details by segment or business unit of Income/(Loss) before income taxes are shown below (in millions):

	2010	2009	2010 Over/(Under) 2009
Ford North America	$5,409	$(639)	$6,048
Ford South America	1,010	765	245
Ford Europe	182	(144)	326
Ford Asia Pacific Africa	189	(86)	275
Volvo	—	(662)	662
Other Automotive	(1,493)	(1,091)	(402)
Total Automotive Excluding Special Items	5,297	(1,857)	7,154
Special Items	(1,151)	2,642	(3,793)
Total Automotive sector	$4,146	$785	$3,361

Details by segment of Automotive revenue ("sales") and wholesale unit volumes are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
Ford North America	$64.4	$49.7	$14.7	30%	2,413	1,927	486	25%

Ford South America	9.9	7.9	2.0	25	489	443	46	10

Ford Europe (c)	29.5	28.3	1.2	4	1,573	1,568	5	—

Ford Asia Pacific Africa (d)	7.4	5.6	1.8	33	838	604	234	39

Volvo	—	12.4	(12.4)	—	—	324	(324)	—
Total Automotive Excluding Special Items	111.2	103.9	7.3	7	5,313	4,866	447	9

Special Items – Volvo	8.1	—	8.1	—	211	—	211	—

Total Automotive sector	$119.3	$103.9	$15.4	15	5,524	4,866	658	14
________
(a)	2010 over/(under) 2009 sales percentages are computed using unrounded sales numbers.
(b)
Wholesale unit volumes include all Ford-brand units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local-brand vehicles produced by our Chinese unconsolidated affiliate Jiangling Motors Corporation ("JMC").  Revenue from certain vehicles in wholesale unit volumes (specifically, Ford-brand vehicles produced and distributed by our unconsolidated affiliates, as well as JMC-brand vehicles) is not included in our revenue.  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes.

(c)
Included in wholesale unit volumes are Ford-brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 67,000 units and 51,000 units in 2010 and 2009, respectively.  "Sales" above do not include revenue from those units.

(d)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-brand and JMC-brand vehicles sold in China by our unconsolidated affiliates totaling about 483,000 units and 345,000 units in 2010 and 2009, respectively.  "Sales" above does not include revenue from these units.

The increase in sales for total Automotive sector primarily reflects higher volumes and favorable net pricing, offset partially by lower Volvo sales reflecting the sale of Volvo on August 2, 2010.

The increase in wholesales for total Automotive sector reflects higher wholesales in Ford North America and Ford Asia Pacific Africa, offset partially by lower Volvo wholesales (reflecting the sale of Volvo).  The increase in wholesales for Ford North America primarily reflects higher U.S. industry volume, market share, and the non-recurrence of prior-year reductions in dealer stocks.  The increase in wholesales for Ford South America primarily reflects higher industry volume, offset partially by lower market share and the non-recurrence of prior-year increases in dealer stocks.  The increase in wholesales for Ford Europe primarily reflects higher wholesales in Turkey, Russia, and other eastern European markets, offset partially by lower wholesales in the 19 markets that we track (primarily lower market share and industry volume, offset partially by the non-recurrence of prior-year reductions in dealer stocks).  The increase in wholesales for Ford Asia Pacific Africa primarily reflects higher industry volume (primarily in China and India), increase in dealer stocks, and higher market share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector market share for selected markets for 2010 and 2009, along with the level of dealer stocks as of December 31, 2010 and 2009, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2010	2009	2010 Over/(Under) 2009		2010	2009	2010 Over/(Under) 2009
United States (b)	16.4%	15.3%	1.1	pts.	394	382	12
South America (b) (c)	9.8	10.2	(0.4)		52	53	(1)
Europe (b) (d)	8.4	9.1	(0.7)		213	202	11
Asia Pacific Africa (e)	2.4	2.3	0.1		75	40	35
________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)
South America market share and dealer-owned stocks are based on our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela); market share represents, in part, estimated vehicle registrations.

(d)	Europe market share and dealer-owned stocks are based on the 19 European markets we track (described in Item 1).
(e)
Asia Pacific Africa market share and dealer-owned stocks are based on our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam), including JMC-brand vehicles sold in China by our unconsolidated affiliates; market share represents, in part, estimated vehicle sales; dealer-owned stocks include units distributed for other manufacturers.

In the United States, continued consumer awareness of our improvements in quality and fuel efficiency are driving strong consideration and demand for Ford products, which has enabled us to achieve market share gains and improve net pricing.  In South America, the decrease in market share primarily reflects planned lower production in Venezuela.  In Europe, the decrease in market share reflects our decision to reduce participation selectively in low-margin business, as well as the end of the favorable effect of government scrappage programs on our small car sales.  In Asia Pacific Africa, the increase in market share primarily reflects share gains in India, as well as China, driven by new model introductions.

Total costs and expenses for our Automotive sector for 2010 and 2009 was $113.5 billion and $107.2 billion, respectively, a difference of $6.3 billion.  An explanation of the change is shown below (in billions):

2010 (Over)/Under 2009
Explanation of Change:
Volume and Mix, and Exchange	$(11.6)
Material Costs Excluding Commodity Costs (a)	1.1
Commodity Costs (a)	(1.0)
Structural Costs (a)	(1.2)
Warranty / Other (a)	0.1
Special Items / Other (b)	6.3
Total	$(6.3)

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items/other (primarily changes in Volvo costs and expenses reflecting the sale of these operations).

(b)	Primarily reflects changes in Volvo costs and expenses.

Total Automotive Excluding Special Items.  The improvement in results primarily reflects favorable volume and mix (about $3.4 billion), net pricing (mainly in North America) (about $3.1 billion), changes in currency exchange (about $900 million), and the non-recurrence of Volvo operating losses from 2009 (about $700 million), offset partially by unfavorable cost changes (about $1 billion, as described in the table below) and higher net interest expense (about $400 million).  Favorable volume and mix primarily reflects higher industry volumes (about $1.7 billion), market share improvements in North America (about $1 billion), and the non-recurrence of prior-year stock reductions (about $900 million), offset partially by lower market share in Europe (about $700 million).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The table below details our key Automotive sector cost changes (in billions):

Explanation of Cost Changes*		2010 Better/(Worse) Than 2009
Material Costs Excluding Commodity Costs	Primarily reflects material cost reductions, offset partially by customer and regulatory content costs	$1.1
Commodity Costs	Reflects upward trend in commodity costs in 2010 with increase in global economic growth	(1.0)
Structural Costs	Primarily reflects higher manufacturing costs related to increased volumes, engineering to support growth of our product plans, and advertising for product launches	(1.2)
Warranty / Other	Primarily reflects lower warranty coverage and other non-structural costs, offset partially by product recall and freight costs	0.1
	Total	$(1.0)

*
 Cost changes are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.

Ford North America Segment.  The improvement in results primarily reflects favorable volume and mix, net pricing, and changes in currency exchange, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflect higher structural costs driven primarily by higher manufacturing costs to support higher volume and product launches.

Ford South America Segment.  The increase in earnings is more than explained by favorable net pricing, changes in currency exchange, and volume and mix, offset partially by unfavorable cost changes (primarily higher commodity and structural costs).

Ford Europe Segment.  The improvement in results primarily reflects favorable cost changes and higher parts and subsidiary profits, offset partially by unfavorable volume and mix (primarily lower market share offset partially by the non-recurrence of prior-year reductions in dealer stocks).  The favorable cost changes primarily reflect material cost reductions and lower warranty costs, offset partially by higher structural costs (in part to support product launches and growth of our product plans).

Ford Asia Pacific Africa Segment.  The improvement in results primarily reflects favorable volume and mix (higher industry volume offset partially by unfavorable mix) and favorable cost changes (material cost reductions and lower freight and warranty costs, offset by higher structural costs to support investment in our product and growth plans).

Other Automotive.  The decline in results primarily reflects higher net interest expense.  This is more than explained by interest expense associated with the debt owed to the UAW VEBA Trust that was added at the end of 2009 and prepaid in full during 2010, and the interest expense associated with our convertible debt issued in November 2009, offset partially by lower interest expense on our revolving debt which was 90% repaid in 2010.

2009 Compared with 2008

Details by segment or business unit of Income/(Loss) before income taxes are shown below (in millions), with Mazda separated out from "ongoing" subtotals:

	2009	2008	2009 Over/(Under) 2008
Ford North America *	$(639)	$(5,884)	$5,245
Ford South America	765	1,230	(465)
Ford Europe	(144)	644	(788)
Ford Asia Pacific Africa	(86)	(157)	71
Volvo	(662)	(1,497)	835
Other Automotive	(1,091)	(1,324)	233
Total Automotive Excluding Special Items	(1,857)	(6,988)	5,131
Special Items	2,642	(5,556)	8,198
Total ongoing Automotive	785	(12,544)	13,329
Mazda	—	230	(230)
Total Automotive sector	$785	$(12,314)	$13,099
__________
*
Retrospective application of the new accounting standard on VIE consolidation has caused us to deconsolidate AAI beginning with 2009 data; even with retrospective application of the new accounting standard, AAI remains consolidated in 2008.  Accordingly, 2009 data in this table exclude income from sales of Mazda6, whereas 2008 data in this table include income from these sales.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details by segment of Automotive revenue ("sales") and wholesale unit volumes are shown below:

	Sales (a) (in billions)				Wholesales (b) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
Ford North America (c)	$49.7	$53.3	$(3.6)	(7)%	1,927	2,329	(402)	(17)%

Ford South America	7.9	8.7	(0.8)	(8)	443	435	8	2

Ford Europe (d)	28.3	37.6	(9.3)	(25)	1,568	1,820	(252)	(14)

Ford Asia Pacific Africa (e)	5.6	6.5	(0.9)	(15)	604	532	72	14

Volvo	12.4	14.6	(2.2)	(15)	324	359	(35)	(10)
Total ongoing Automotive	103.9	120.7	(16.8)	(14)	4,866	5,475	(609)	(11)

Jaguar Land Rover and Aston Martin	—	7.0	(7.0)	(100)	—	125	(125)	(100)
Total Automotive sector	$103.9	$127.7	$(23.8)	(19)	4,866	5,600	(734)	(13)
_________
(a)	2009 over/(under) 2008 sales percentages are computed using unrounded sales numbers.
(b)
Wholesale unit volumes include all Ford-brand units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local-brand vehicles produced by our Chinese unconsolidated affiliate JMC.  Revenue from certain vehicles in wholesale unit volumes (specifically, Ford-brand vehicles produced and distributed by our unconsolidated affiliates, as well as JMC-brand vehicles) is not included in our revenue.  Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes.

(c)
Retrospective application of the new accounting standard on VIE consolidation has caused us to deconsolidate AAI beginning with 2009 data; even with retrospective application of the new accounting standard, AAI remains consolidated in 2008.  Accordingly, 2009 data in this table exclude sales and wholesale unit volumes of Mazda6, whereas 2008 data in this table include sales and wholesale unit volumes of Mazda6.

(d)
Included in wholesale unit volumes are Ford-brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 51,000 units and 48,000 units in 2009 and 2008, respectively.  "Sales" above do not include revenue from those units.

(e)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford-brand and JMC-brand vehicles sold in China by our unconsolidated affiliates totaling about 345,000 units and 251,000 units in 2009 and 2008, respectively.  "Sales" above does not include revenue from these units.

The decrease in revenue primarily reflects lower volumes, the non-recurrence of revenue at Jaguar Land Rover, and unfavorable changes in currency exchange, offset partially by favorable net pricing.

Details of Automotive sector market share for selected markets for 2009 and 2008, along with the level of dealer stocks as of December 31, 2009 and 2008, are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
	2009	2008	2009 Over/(Under) 2008		2009	2008	2009 Over/(Under) 2008
United States (b)	15.3%	14.2%	1.1	pts.	382	442	(60)
South America (b) (c)	10.2	9.7	0.5		53	45	8
Europe (b) (d)	9.1	8.6	0.5		202	282	(80)
Asia Pacific Africa (e)	2.3	2.3	—		40	54	(14)
Volvo – United States/Europe (d)	0.6/1.3	0.5/1.3	0.1/—		12/31	13/40	(1)/(9)
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)	South America market share is based, in part, on estimated vehicle registrations for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe market share and dealer-owned stocks are based on the 19 European markets we track (described in Item 1).
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total costs and expenses for our Automotive sector for 2009 and 2008 was $107.2 billion and $137.6 billion, respectively, a difference of $30.4 billion.  An explanation of the change is shown below (in billions):

2009 (Over)/Under 2008
Explanation of Change:
Volume and Mix, and Exchange	$16.0
Material Costs Excluding Commodity Costs (a)	(1.0)
Commodity Costs (a)	1.2
Structural Costs (a)	5.1
Warranty / Other (a)	0.5
Special Items / Other (b)	8.6
Total	$30.4

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items/other (primarily changes in Jaguar Land Rover costs and expenses reflecting the sale of these operations).

(b)	Primarily reflects change in Jaguar Land Rover costs and expenses.

Total Automotive Excluding Special Items.  The improvement in earnings is more than explained by favorable cost changes ($5.8 billion, as described in the table below) and favorable net pricing ($5.5 billion).  These factors were offset partially by unfavorable volume and mix ($3.7 billion), and unfavorable changes in currency exchange ($2.1 billion).

The table below details our key Automotive sector cost changes (in billions):

Explanation of Cost Changes*		2009 Better/(Worse) Than 2008
Material Costs Excluding Commodity Costs	Primarily reflects higher product costs and higher distressed supplier costs, offset partially by material cost reductions	$(1.0)
Commodity Costs	Reflects lower commodity costs and the non-recurrence of prior-year unfavorable commodity hedge adjustments	1.2
Structural Costs	Primarily reflects hourly and salaried personnel reductions and efficiencies in our plants and processes, and the impact of the UAW Retiree Health Care Settlement Agreement	5.1
Warranty / Other	Primarily reflects lower freight and distribution costs, and other non-structural costs changes	0.5
	Total	$5.8

*
Cost changes are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.

Ford North America Segment.  The improvement in earnings is more than explained by favorable net pricing and favorable cost changes.  These factors are offset partially by unfavorable changes in currency exchange, and unfavorable volume and mix (including lower industry volume, offset partially by favorable mix and higher market share).  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, pension and OPEB, and spending-related costs) and lower net product costs.

Ford South America Segment.  The decrease in earnings is more than explained by unfavorable changes in currency exchange and unfavorable cost changes, offset partially by favorable net pricing.  The unfavorable cost changes primarily reflect higher net product costs.

Ford Europe Segment.  The decline in results is more than explained by unfavorable volume and mix (including lower industry volume and dealer stock, as well as unfavorable product mix due in part to government scrappage programs), and unfavorable changes in currency exchange.  These factors are offset partially by favorable cost changes and favorable net pricing.  The favorable cost changes primarily reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and spending-related costs).

Ford Asia Pacific Africa Segment.  The improvement in earnings is more than explained by favorable net pricing, favorable cost changes, and favorable China joint venture profits, offset partially by unfavorable volume and mix and unfavorable changes in currency exchange.  The favorable cost changes are more than explained by lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and overhead costs).

Volvo Segment.  The improvement in earnings is more than explained by favorable cost changes and favorable changes in currency exchange, offset partially by unfavorable volume and mix.  The favorable cost changes primarily

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

reflect lower structural costs (including lower manufacturing and engineering, advertising and sales promotions, and overhead costs) and lower net product costs.

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

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2010 Compared with 2009

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2010	2009	2010 Over/(Under) 2009	2010	2009	2010 Over/(Under) 2009

Ford Credit	$9.4	$12.1	$(2.7)	$3,054	$2,001	$1,053
Other Financial Services	0.3	0.3	—	(51)	(106)	55
Special Items	—	—	—	—	(81)	81
Total	$9.7	$12.4	$(2.7)	$3,003	$1,814	$1,189

Ford Credit

The increase in pre-tax earnings is more than explained by a lower provision for credit losses, primarily related to a lower allowance for credit losses and improved charge-off performance (about $1.2 billion); lower depreciation expense for leased vehicles due to higher auction values (about $600 million); higher financing margin primarily attributable to lower borrowing costs (about $200 million); lower operating costs (about $100 million); and the non-recurrence of a valuation allowance for Australian finance receivables sold in 2009 (about $50 million).  These factors are offset partially by lower volume primarily related to lower average receivables (about $400 million); the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $300 million); higher net losses related to debt calls and repurchases (about $200 million); and the non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($135 million).

Results of Ford Credit's operations and unallocated risk management are shown below (in millions):

	2010	2009	2010 Over/(Under) 2009
Income before income taxes
North America operations	$2,785	$1,905	$880
International operations	354	46	308
Unallocated risk management*	(85)	50	(135)
Income before income taxes	3,054	2,001	1,053
Provision for income taxes and Gain on disposal of discontinued operations	1,106	722	384
Net income	$1,948	$1,279	$669
________
*  Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The increase in pre-tax earnings for Ford Credit's North America operations primarily reflects a lower provision for credit losses, improved residual performance on returned lease vehicles, lower operating costs, and higher financing margin.  These factors are offset partially by lower volume, the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, and higher net losses related to debt repurchases.  The increase in pre-tax results for Ford Credit's International operations primarily reflects a lower provision for credit losses, improved margin, the non-recurrence of a valuation allowance for Australian finance receivables sold in 2009, and lower losses on residual-based products.  These factors are offset partially by lower volume.  The change in unallocated risk management reflected net losses related to market valuation adjustments to derivatives.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's finance receivables and operating leases are shown below (in billions):

	December 31, 2010	December 31, 2009	2010 Over/(Under) 2009
Receivables – On-Balance Sheet
Finance receivables
Consumer
Retail installment and direct financing leases	$49.7	$56.3	$(6.6)
Non-Consumer
Wholesale	22.0	22.4	(0.4)
Dealer Loan and other	2.3	2.4	(0.1)
Unearned interest supplements	(1.9)	(1.9)	—
Allowance for credit losses	(0.8)	(1.3)	0.5
Finance receivables, net	71.3	77.9	(6.6)
Net investment in operating leases	10.0	14.6	(4.6)
Total receivables – on-balance sheet (a)(b)	$81.3	$92.5	$(11.2)

Memo:
Total receivables – managed (c)	$83.2	$94.5	$(11.3)
Total receivables – serviced (d)	83.2	94.6	(11.4)
__________
(a)
At December 31, 2010 and 2009, includes consumer receivables before allowance for credit losses of $35.8 billion and $44.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.7 billion and $19.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in Ford Credit's financial statements.  In addition, at December 31, 2010 and 2009, includes net investment in operating leases before allowance for credit losses of $6.2 billion and $10.4 billion, respectively that have been included in securitization transactions but continue to be included in Ford Credit's financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  See Note 19 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $854 million and $1.5 billion at December 31, 2010 and 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $1.9 billion at December 31, 2010 and 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest, but which it continues to service of about $100 million at December 31, 2009.

The decrease in receivables from year-end 2009 primarily reflects the discontinuation of financing for Jaguar, Land Rover, Mazda, and Volvo, and lower industry volumes in recent years.  At December 31, 2010, the Jaguar, Land Rover, Mazda and Volvo financing portfolio represented about 4% of Ford Credit's managed receivables.  In addition, the Mercury financing portfolio represented about 3% of Ford Credit's managed receivables at December 31, 2010.  The percentages for each of these brands will decline over time.

The following table shows Ford Credit's worldwide charge-offs (credit losses net of recoveries) for the various categories of financing during the periods indicated.  Shown below are the loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables (in millions except ratios):

	2010	2009	2010 Over/(Under) 2009
Charge-offs –On-Balance Sheet (in millions)
Retail installment and lease	$416	$989	$(573)
Wholesale	(5)	94	(99)
Dealer Loan and other	4	12	(8)
Total charge-offs – on-balance sheet	$415	$1,095	$(680)

Loss-to-Receivables Ratios –On-Balance Sheet
Retail installment and lease	0.65%	1.25%	(0.60)	pts.
Wholesale	(0.03)	0.45	(0.48)
Total loss-to-receivables ratio (including dealer loan and other) –on-balance sheet	0.47%	1.07%	(0.60	) pts.

Memo:
Total charge-offs –managed (in millions)	$415	$1,100	$(685)
Total loss-to-receivables ratio (including dealer loan and other) – managed	0.47%	1.07%	(0.60	) pts.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease from a year ago in charge-offs and loss-to-receivables ratios primarily reflects lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity and lower wholesale and dealer loan net losses.  The decrease in charge-offs in Europe primarily reflected lower losses in Germany and Spain.

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio for the years ended December 31 (in millions, except for ratios):

	2010	2009	2010 Over/(Under) 2009
Allowance for Credit Losses
Retail installment and lease	$788	$1,479	$(691)
Wholesale	48	43	5
Dealer loan and other	18	27	(9)
Total allowance for credit losses	$854	$1,549	$(695)

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.32%	2.08%	(0.76	) pts.
Wholesale	0.22	0.19	(0.03)
Total including dealer loan and other	1.02%	1.61%	(0.59	) pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in the allowance for credit losses is consistent with the decrease in charge-offs and the decline in receivables.  At December 31, 2010, Ford Credit's allowance for credit losses included about $9 million for management's judgment regarding higher retail loss assumptions in Spain compared with historical trends used in its models.  At December 31, 2009, Ford Credit's allowance for credit losses included about $215 million for management's judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in its models.  See Note 7 of the Notes to the Financial Statements for additional information on the quality of Ford Credit's receivables.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  Based on all the factors Ford Credit considers, as of December 31, 2010, about 5% of the outstanding U.S. retail finance and lease contracts in Ford Credit's serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.  See Note 7 of the Notes to the Financial Statements for additional information on the quality of Ford Credit's receivables.

Residual Risk

Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit.  Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle.  Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.  For additional discussion, see "Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases" below.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 97% of its total investment in operating leases at December 31, 2010 (in thousands, except for percentages):

	Full Year
	2010	2009
Placements	120	67
Terminations	408	386
Returns	281	314

Memo:
Return rates	69%	81%

The increase in placement volumes primarily reflects higher industry sales, higher Ford market share and changes in marketing programs.  The increase in termination volumes primarily reflects the impact of higher placement volumes in 2007.  The decrease in return volumes primarily reflects lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant fourth quarter 2010 vehicle mix for lease terms comprising 59% of Ford Credit's active Ford, Lincoln and Mercury brand U.S. operating lease portfolio (in thousands, except for percentages):

	Full Year
	2010	2009
Returns
24-Month term	39	60
36-Month term	71	65
39-Month term	49	34
Total returns	159	159

Memo:
Return rates	65%	78%

Auction Values at Constant Fourth Quarter 2010 Vehicle Mix
24-Month term	$19,120	$18,225
36-Month term	15,510	14,145

In 2010, Ford, Lincoln and Mercury brand U.S. return volumes were equal to 2009, primarily reflecting a lower return rate, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase, offset by higher termination volume.  The increase in auction values at constant fourth quarter 2010 mix primarily reflect overall auction value improvement in the used vehicle market.

Recent lease placement trends will result in a much lower mix of 24-month contracts within Ford Credit's return volume over the next several quarters.  Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

2009 Compared with 2008

Details of the full-year Financial Services sector Revenues and Income/(Loss) before income taxes for 2009 and 2008 are shown below:

	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2009	2008	2009 Over/(Under) 2008	2009	2008	2009 Over/(Under) 2008
Ford Credit	$12.1	$15.7	$(3.6)	$2,001	$(473)	$2,474
Other Financial Services	0.3	0.3	—	(106)	(22)	(84)
Special Items	—	—	—	(81)	(2,086)	2,005
Total	$12.4	$16.0	$(3.6)	$1,814	$(2,581)	$4,395

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit

The improvement in pre-tax results primarily reflects lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values ($1.9 billion), and a lower provision for credit losses primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $800 million).  Other factors that explain the improvement in pre-tax results include the non-recurrence of net losses related to market valuation adjustments to derivatives (about $400 million), net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $300 million), lower net operating costs (about $200 million), and higher financing margin primarily attributable to lower borrowing costs (about $100 million).  These factors were offset partially by lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $1 billion); the non-recurrence of the gain related to the sale of approximately half of Ford Credit's ownership interest in its Nordic operation (about $100 million), and a valuation allowance for Australian finance receivables sold in 2009 (about $50 million).

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry has been impacted heavily by the global economic crisis that began in 2008, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets and other economic factors and the costs associated with transforming our business, put significant pressure on our Automotive liquidity.  While the economic environment has improved, recoveries in key markets have been modest due to weak labor markets and tight credit.  We believe that our continued focus on delivering on our One Ford plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding.

Gross Cash.  Automotive gross cash includes cash and cash equivalents and net marketable securities.  In 2008, we reclassified out of our Automotive gross cash calculation the TAA securities related to our Retiree Health Care Settlement Agreement.  Gross cash is detailed below as of the dates shown (in billions):

	December 31,
	2010	2009	2008	2007
Cash and cash equivalents	$6.3	$9.7	$6.1	$20.3
Marketable securities (a)	14.2	15.2	9.3	2.0
Loaned securities	—	—	—	10.3
Total cash, marketable securities and loaned securities	20.5	24.9	15.4	32.6
Securities-in-transit (b)	—	—	—	(0.3)
UAW-Ford TAA/Other (c)	—	—	(2.3)	—
Short-term VEBA assets	—	—	—	1.9
Gross cash (d)	$20.5	$24.9	$13.1	$34.2
_________
(a)
Included in 2010 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $201 million, the estimated fair value of which is $203 million.  Also included are Mazda marketable securities with a fair value of $179 million.  For similar datapoints for the other periods listed here, see our prior-period financial reports.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related and other (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, Automotive gross cash and Automotive liquidity, summarized below (in billions):

	December 31,
	2010	2009
Gross cash	$20.5	$24.9
Available credit lines:
Secured credit facility, unutilized portion	6.9	0.2
Local lines available to foreign affiliates, unutilized portion	0.5	0.5
Automotive liquidity	$27.9	$25.6

We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash.  This differs from a cash flow statement presented in accordance with U.S. generally accepted accounting principles ("GAAP") and differs from Cash flows from operating activities of continuing operations, the most directly comparable U.S. GAAP financial measure.

Changes in Automotive gross cash are summarized below (in billions):

	2010 (a)	2009	2008 (b)
Gross cash at end of period	$20.5	$24.9	$13.1
Gross cash at beginning of period	24.9	13.1	34.2
Total change in gross cash	$(4.4)	$11.8	$(21.1)

Operating-related cash flows
Automotive income/(loss) before income taxes (excluding special items)	$5.3	$(1.9)	$(6.8)
Capital expenditures	(3.9)	(4.0)	(6.3)
Depreciation and special tools amortization	3.8	4.2	5.2
Changes in receivables, inventory and trade payables	(0.1)	3.7	(2.5)
Other (c)	0.2	(0.8)	(6.3)
Subtotal	5.3	1.2	(16.7)
Subvention payments to Ford Credit (d)	(0.9)	(2.0)	(2.9)
Total operating-related cash flows	4.4	(0.8)	(19.6)

Other changes in gross cash
Cash impact of personnel-reduction programs and Job Security Benefits/ Transition Assistance Plan accrual	(0.2)	(0.7)	(0.7)
Contributions to funded pension plans	(1.0)	(0.9)	(1.0)
Net effect of TAA/VEBA on gross cash (e)	—	(0.8)	(4.6)
Net receipts from Financial Services sector (f)	2.7	1.0	2.2
Net proceeds from/(Payments on) Automotive sector debt	(12.1)	11.9	(0.6)
Equity issuances, net	1.3	2.4	0.8
Other (g)	0.5	(0.3)	2.4
Total change in gross cash	$(4.4)	$11.8	$(21.1)
_________
(a)	Except as noted (see note (g) below), Volvo's 2010 cash flows are excluded from each line item of this table and included in Other within "Other changes in gross cash."
(b)	Except for up-front subvention payments to Ford Credit, Jaguar Land Rover cash flows are excluded from each line item of this table and included in Other within "Other changes in gross cash."
(c)	Primarily expense and payment timing differences for items such as pension and OPEB, marketing, and warranty, as well as additional factors such as the impact of tax payments.
(d)
Beginning in 2008, Ford began paying all interest-rate subvention and residual value support to Ford Credit at the time of origination of new contracts.  Cash flows represented here reflect Ford's monthly support payments on contracts existing prior to 2008.

(e)
As previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008, in January 2009 we liquidated the assets in the TAA established pursuant to the Retiree Health Care Settlement Agreement, and replaced the assets with a promissory note owning by Ford to Ford-UAW Holdings LLC.

(f)	Primarily distributions received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(g)
During the third quarter of 2010 we completed the sale of Volvo for $1.8 billion, of which $200 million was paid in the form of a note and the balance in cash.  As a result of estimated purchase price adjustments of $300 million, we received $1.3 billion in cash.  The final purchase price adjustments are expected to result in additional proceeds to Ford.  Also included in 2010 are cash changes primarily reflecting the exclusion of Volvo's cash balances as a result of the sale and Volvo's cash flows through the date of sale, offset partially by the release of cash previously restricted as to its use.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although not reflected in the table above, which reflects full-year data, included on a quarterly basis within operating-related cash flows are cash flows related to changes in our working capital balances (i.e., trade receivables, trade payables, and inventories), and receivables and payables between the Automotive and Financial Services sectors associated primarily with the Automotive sector's vehicle wholesales.  These cash flows generally are subject to seasonal timing differences.  For example, we typically experience cash flow timing differences associated with inventories due to our annual December shutdown period, when inventories usually are at the lowest level of the year.  This drawdown of inventories creates significant cash inflows during the fourth quarter.  As production resumes in January, we replenish our inventory stocks and generally experience resulting cash outflows, reflected in "Changes in receivables, inventories and trade payables" in the table above.  This same shutdown period generally results in lower trade payables balances and associated cash outflows in the fourth quarter due to lower production levels in the last weeks of the year.  Additionally, as a result of our December shutdown, Automotive receivables from the Financial Services sector, reflected in "Other" during the first nine months operating-related cash flows, largely are collected by the end of the fourth quarter with a normal increase in the receivables balance in January as production resumes.

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2010 (a)	2009	2008 (b)
Cash flows from operating activities of continuing operations (c)	$6.4	$2.9	$(12.6)
Items included in operating-related cash flows
Capital expenditures	(3.9)	(4.0)	(6.3)
Proceeds from the exercise of stock options	0.3	—	—
Net cash flows from non-designated derivatives	(0.2)	(0.1)	1.2
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits/ Transition Assistance Plan accrual	0.2	0.7	0.7
Contributions to funded pension plans	1.0	0.9	1.0
Tax refunds, tax payments, and tax receipts from affiliates	(0.2)	(0.6)	(2.2)
Other (d)	0.8	(0.6)	(1.4)
Operating-related cash flows	$4.4	$(0.8)	$(19.6)
_________
(a)	Except as noted (see footnotes (c) and (d) below), 2010 data exclude Volvo.
(b)	Except as noted (see footnotes (c) and (d) below), 2008 data exclude Jaguar Land Rover.
(c)	2008 includes Jaguar Land Rover; 2010 includes Volvo.
(d)	2008 includes Jaguar Land Rover cash flows; 2010 includes Volvo cash flows.

Equity and Equity-Linked Issuances.  On December 4, 2009, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we would offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales under this agreement were completed in September 2010.  Since inception, under this agreement we issued 85.8 million shares of Common Stock for an aggregate price of $1 billion, with 75.9 million shares of Common Stock for an aggregate price of $903 million being issued in 2010.

Secured Credit Agreement.  At December 31, 2010, commitments under the revolving credit facility of our Credit Agreement totaled $8.1 billion, with $886 million maturing on December 15, 2011 and $7.2 billion maturing on November 30, 2013.  During 2010, we repaid a total of $6.7 billion of the revolving credit facility maturing in 2013.  At December 31, 2010, the utilized portion of the revolving credit facility was about $1.2 billion (including $374 million to support letters of credit).

On August 3, 2010, as required by the terms of the Credit Agreement, we used $288 million of the net cash proceeds from the sale of Volvo Personvagnar AB (also known as Volvo Car Corporation) to partially prepay the term loans.  See our Current Report on Form 8-K filed August 2, 2010 for a discussion of the sale of Volvo.  In addition, on December 15, 2010, we made a discretionary prepayment of about $800 million on the term loans.  These payments combined with our required quarterly payments brought total 2010 payments of the term loans to about $1.2 billion.  At December 31, 2010, term loans outstanding under the Credit Agreement totaled $4.1 billion.

The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash).  The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); Ford Motor Company of

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Canada, Limited intercompany notes (limited to its total tangible assets); 66% to 100% of the stock of all major first tier foreign subsidiaries; and certain domestic intellectual property, including trademarks.

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

The following table provides detail of Borrowing Base values for various categories of collateral (in millions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables.	$678	75%	$509
U.S. inventory.	1,899	60%	1,139
Pledge of Ford Motor Company of Canada, Limited intercompany notes (limited to its total tangible assets)	391	100%	391
Pledge of equity in Ford Credit and certain foreign subsidiaries (net of intercompany transactions)	19,292	75%	14,471
U.S. property, plant, and equipment subject to indenture limitation	4,101	48%	1,971
Other U.S. machinery and equipment	2,901	40%	1,160
Intellectual property and U.S. trademarks (b)	7,900	32%	2,500

Eligible value/borrowing base	$37,162		$22,141
_________
(a)
Based on formulas set forth in the Credit Agreement, and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2010; equity of Ford Credit is based on its book value at December 31, 2010, net of certain intercompany transactions, and equity in other subsidiaries is based on a multiple of their two-year average earnings before interest, taxes, depreciation, and amortization ("EBITDA") less debt.  For these purposes, EBITDA is defined as statutorily reported consolidated operating income plus depreciation and amortization.

(b)	Value reflects independent third party valuation of trademarks.

As of December 31, 2010, the Borrowing Base value and the total outstanding amount of debt and letters of credit secured by collateral were $22,141 million and $5,298 million, respectively, compared with $24,634 million and $13,206 million, respectively, at December 31, 2009.  This resulted in a collateral coverage ratio of 4.18 to 1 at December 31, 2010, compared with a collateral coverage ratio of 1.87 to 1 at December 31, 2009.  The borrowing base covenant requires a collateral coverage ratio of at least 1 to 1 assuming the revolving credit facility is fully drawn.  The Borrowing Base value decreased by $2.5 billion over the corresponding value at December 31, 2009, primarily due to the sale of Volvo.  As a result, on a basis that assumes the revolving loan facility is fully drawn, the collateral coverage ratio at December 31, 2010 (1.82 to 1) decreased from that at December 31, 2009 (1.84 to 1).

In addition to customary payment, representation, bankruptcy, and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money, and a change in control default provision.

U.S. Department of Energy ("DOE") Alternative Technology Vehicle Manufacturer ("ATVM") Incentive Program.  We submitted to the DOE an application dated November 18, 2008 for term loans totaling $11.4 billion pursuant to the DOE’s ATVM Program.  Our application, which was deemed substantially complete on December 16, 2008, related to ATVM Program expenditures approved by the DOE to be made by us extending beyond 2011.  By mutual agreement, our application was amended and restated on June 12, 2009 (as so amended and restated, the “Application”) to request, initially, term loans totaling $5.9 billion to fund up to 80% of the ATVM Program expenditures approved through mid-2012.  The ATVM Program was authorized by section 136 of the Energy Independence and Security Act of 2007, as amended from time to time, to provide up to $25 billion of loans to automobile and automobile part manufacturers for the cost of re-equipping, expanding, or establishing manufacturing facilities in the United States to produce advanced technology vehicles or qualified components, and for associated engineering integration costs.  Loans under the ATVM Program are made by and through the Federal Financing Bank, an instrumentality of the U.S. government created by the Federal Financing Bank Act of 1973 that is under the general supervision of the Secretary of the Treasury.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As disclosed in our Current Report on Form 8-K dated September 16, 2009 (the "September 2009 Form 8-K Report"), we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause Federal Financing Bank to enter into a Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans. The proceeds of advances under the Facility are to be used to finance certain costs for alternative technology vehicles eligible for financing under the ATVM Program that are incurred through mid-2012. Advances under the existing Facility may be requested through December 31, 2012. Each advance under the Facility bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears. The principal amount of the loans under the Facility is payable in equal quarterly installments, commencing on September 15, 2012, through June 15, 2022. Through December 31, 2010 we have received $2,752 million in loans under the Facility. For additional details regarding the Arrangement Agreement and the Note Purchase Agreement, refer to Exhibits 10.1 and 10.2 filed with the September 2009 Ford 8-K Report.

European Investment Bank ("EIB") Credit Facility.  On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB.  Proceeds of loans drawn under the facility will be used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant.  The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $699 million of loans at December 31, 2010.  The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.2% per annum (excluding fees of 0.13% and 0.30% to the EIB for the credit facility and the U.K. government for its guarantee, respectively).  Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain’s obligations to the U.K. government related to the government’s guarantee.

U.S. Ex-Im Bank and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan.  On December 21, 2010, we entered into a Credit Agreement with PEFCO and Ex-Im Bank.  Under the terms of the Credit Agreement, PEFCO provided us with a $250 million revolving credit facility and Ex-Im Bank provided a guarantee to PEFCO for 100% of the outstanding principal amount of the loan, which is secured by our in-transit vehicle inventory to Canada and Mexico.  Proceeds drawn on the facility will be used to finance vehicles exported for sale to Canada and Mexico that were manufactured in our United States assembly plants.  The facility was fully drawn in the fourth quarter of 2010 and we had outstanding a $250 million loan at December 31, 2010.  The loan matures on December 21, 2011 and bears interest at LIBOR, at a time period that most closely parallels the advancement term, plus a margin of 1% (excluding a facility fee of 1.6%), with interest payable monthly.

Other Automotive Credit Facilities.  At December 31, 2010 we had $709 million of local credit facilities to foreign Automotive affiliates, of which $167 million has been utilized.  Of the $709 million of committed credit facilities, $147 million expires in 2011, $172 million expires in 2013, and $390 million expires in 2014.

Net Cash/(Debt).  Our Automotive sector net cash/(debt) calculation is detailed below (in billions):

	December 31,
	2010	2009
Gross cash	$20.5	$24.9
Less:
Long-term debt	17.1	32.0
Debt payable within one year	2.0	1.6
Total debt	19.1	33.6
Net cash/(debt)	$1.4	$(8.7)

See Note 19 of the Notes to the Financial Statements for our debt maturity table as of December 31, 2010 and additional debt disclosures.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Reduction Actions.  In addition to the $6.7 billion of payments on the drawn amount of the revolving credit facility and the $1.2 billion of payments on our secured term loans described above, we undertook the following transactions during 2010, which further reduced our Automotive debt:

VEBA Trust Note Obligations: Pursuant to a March 2008 settlement agreement, the UAW VEBA Trust was created to assume responsibility for providing retiree health care benefits to eligible Ford-UAW employees and their dependents, the cost of which would be funded with assets contributed by Ford.  The settlement was amended in March 2009 to create Notes A and B, which smoothed our payment obligations and gave us the option to use Ford Common Stock to make payments under Note B.  On December 31, 2009, we completed the transfer of assets, including Notes A and B, to the UAW VEBA Trust, and the trust assumed the retiree health care liabilities.  The combined carrying value of Notes A and B, which were non-interest bearing, after giving effect to the payments made on December 31, 2009 was $7 billion.

On June 30, 2010, we made the scheduled payments on Notes A and B in cash totaling about $859 million.  In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust for cash the remaining outstanding principal amount of Note A (having a present value of $2.96 billion) at a price of 98% or $2.9 billion.  Of this amount, $1.6 billion was paid by Ford, and $1.3 billion was paid by Ford Credit.  Ford Credit then delivered to Ford the portion of Note A that it purchased in satisfaction of an existing intercompany tax liability owed to Ford.  As a result of these purchases, Note A has been retired in its entirety.

On October 29, 2010 we prepaid the entire remaining outstanding principal amount of Note B with cash of $3.5 billion.  The prepayment amount was based on the contractual prepayment amount reflecting an agreed-upon discount of 5%.  Immediately prior to our prepayment, the carrying value of the note was $3.6 billion.

Trust Preferred Securities: As announced on March 27, 2009, we elected to defer for up to 20 consecutive quarters future interest payments on our outstanding $3 billion principal amount of 6.5% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), which are the sole assets of a subsidiary trust ("Trust II"). As of December 31, 2010, Trust II had outstanding 6.5% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities"). The decision to defer interest was in accordance with the terms of the Subordinated Convertible Debentures, and resulted in the deferral of distributions on the Trust Preferred Securities in accordance with the terms of those securities. On June 30, 2010, we paid in cash $255 million to the trustee of Trust II, which amount represented all of the accrued interest on the Subordinated Convertible Debentures that was previously deferred, together with interest on the deferred interest compounded quarterly at an annual rate of 6.5%. This amount was paid by Trust II on July 15, 2010 to holders of the Trust Preferred Securities, thereby bringing current distributions on those securities. In addition, we reinstated the quarterly interest payment on the Subordinated Convertible Debentures, and Trust II reinstated the quarterly distribution payment on the Trust Preferred Securities, starting with the payment due on July 15, 2010.

On February 10, 2011, we provided notice to the property trustee of Trust II that we will redeem in whole the Subordinated Convertible Debentures due to Trust II on the redemption date of March 15, 2011, at a price of $100.66 per $100 principal amount of such debentures, plus accrued and unpaid interest to the redemption date.  See Note 19 of the Notes to the Financial Statements for detailed discussion regarding the redemption.

Conversion Offers for Senior Convertible Securities: On October 26, 2010, we launched conversion offers ("Conversion Offers") pursuant to which we offered to pay a premium in cash to induce the holders of any and all of our outstanding 4.25% Senior Convertible Notes due December 15, 2036 (the "2036 Convertible Notes") and any and all of our outstanding 4.25% Senior Convertible Notes due November 15, 2016 ("2016 Convertible Notes" and, together with the 2036 Convertible Notes, "Convertible Notes") to convert their Convertible Notes into shares of Ford Common Stock.  The Conversion Offers expired at midnight on November 23, 2010 and settled on November 30, 2010.

Under the Conversion Offers, each $1,000 principal amount of the 2036 Convertible Notes validly tendered and not withdrawn was exchanged for 108.6957 shares of Common Stock and $190 in cash and each $1,000 principal amount of the 2016 Convertible Notes validly tendered and not withdrawn was exchanged for 107.5269 shares of Common Stock and $215 in cash, plus in each case accrued and unpaid interest.  The Conversion Offers resulted in $554 million and $1.992 billion aggregate principal amount of 2036 Convertible Notes and 2016 Convertible Notes, respectively, being tendered and accepted for exchange.  As a result, we issued 274,385,596 shares of Common Stock and paid $548 million in premiums and accrued interest to settle the Conversion Offers.  These shares have been reflected in our fully diluted earnings per share calculation since January 1, 2010 and, therefore, do not impact our diluted earnings per share. After settlement, about $25 million and $883 million aggregate principal amount of the 2036 Convertible Notes and 2016 Convertible Notes, respectively, remain outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pension Plan Contributions. Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We do from time to time make contributions beyond those legally required. In 2010, we contributed $1 billion to our worldwide funded pension plans (including Volvo) and made $400 million of benefit payments directly by the Company for unfunded plans (including Volvo). During 2011, we expect to contribute from Automotive cash and cash equivalents $1.2 billion to our worldwide funded plans, and to make $400 million of benefit payments directly by the Company for unfunded plans, for a total of $1.6 billion.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2011.  For discussion of our pension plans, see Note 18 of the Notes to the Financial Statements.

Liquidity Sufficiency.  One of the four key priorities of our business plan is to finance our plan and strengthen our balance sheet, while at the same time having resources available to grow our business.  The actions described above are consistent with this priority.  Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products that customers want and value, grow our business, pay our debts and obligations as and when they come due, and provide a cushion within an uncertain global economic environment.  We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow that can be used to reduce debt even as we continue to invest in the growth of our business.

Financial Services Sector

Ford Credit

Funding Strategy.  Ford Credit's funding strategy is to have sufficient liquidity to enable it to profitably support us, our dealers and customers in all economic environments.  Ford Credit maintains a substantial cash balance, committed funding capacity, and access to diverse funding sources, and it also manages interest rate and currency risks.  Ford Credit's credit ratings improved in 2010 though Ford Credit remains below investment grade levels.  As a result, securitization continues to represent a substantial portion of its funding mix as this market remains more cost effective than unsecured funding and allows access to a wider investor base.  Ford Credit expects its unsecured funding mix to increase as it is able to source term funding from the unsecured markets on increasingly favorable terms.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support Ford (e.g., Ford Credit's partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).

In 2010, Ford Credit completed about $19 billion of public and private securitization funding in the United States, Canada and Europe across all asset classes, including $2 billion in the fourth quarter.  Ford Credit also completed about $6 billion of unsecured funding globally, including $1 billion in the fourth quarter.  Ford Credit extended the term of its funding by issuing unsecured debt at longer tenors and selling longer term subordinate notes of its securitization transactions.  Ford Credit's credit spreads improved significantly compared to 2009 levels reflecting improved credit profiles of Ford and Ford Credit, strong investor demand for its debt transactions and supportive markets.
At December 31, 2010, Ford Credit had committed capacity totaling $34.3 billion, about equal to 2009 year-end levels.  About 69% of its committed capacity, as of December 31, 2010, is up for renewal in 2011.  Ford Credit's renewal strategy is to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.  Most of its asset-backed committed facilities enable it to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in its asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on its ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to Ford Credit's funding plan.  As a result of such events or regulation, Ford Credit may need to reduce new originations thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets.  At December 31, 2010, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.5 billion.  At present, all of Ford Credit's short-term credit ratings by nationally recognized statistical rating organizations ("NRSROs") are below the Tier-2 category, and as a result it has limited access to the unsecured commercial paper market and Ford Credit's unsecured commercial paper cannot be held by money market funds.  At December 31, 2010, the principal amount outstanding of Ford Credit's unsecured commercial paper was about $80 million which represents issuance under its commercial paper program in Mexico.  Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations.  Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient for Ford Credit's unsecured short-term funding obligations.

U.S. Financial Industry Regulations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  Since its enactment, the Act has briefly interrupted the securitization market on several occasions.  Each time, temporary or indefinite regulatory clarifications have reopened the markets.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on our business until such rulemaking is complete.  See "Item 1A. Risk Factors" ("Item 1A") for additional discussion.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF").  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At December 31, 2010, the outstanding balance of Ford Credit's asset-backed securities that were TALF-eligible at issuance was $7.7 billion, compared with $8.1 billion at December 31, 2009 reflecting issuance of $2.3 billion in the first quarter of 2010 more than offset by amortization of about $2.7 billion in 2010.  The outstanding balance of Ford Credit's asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

European Central Bank ("ECB") Open Market Operations.  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  During 2010, FCE repaid all ECB funding relating to retained asset-backed securities with the majority of previously retained asset-backed securities now placed with traditional public term securitization investors.  FCE continues to obtain funding from the ECB under a longstanding credit claim program using certain of its German wholesale receivables as collateral.  At December 31, 2010, FCE had $67 million of funding from the ECB, down from $1.8 billion at December 31, 2009.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funding Portfolio.  Ford Credit's outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated (in billions, except for ratios):

	December 31,
Debt	2010	2009
Asset-backed commercial paper (a)(b)	$6.6	$6.4
Other asset-backed short-term debt (a)	1.2	4.5
Ford Interest Advantage (c)	4.5	3.6
Unsecured commercial paper	0.1	0.0
Other short-term debt	0.9	0.9
Total short-term debt	13.3	15.4
Unsecured long-term debt (including notes payable within one year)	33.8	38.9
Asset-backed long-term debt (including notes payable within one year) (a)	35.8	42.0
Total debt	82.9	96.3
Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	—	0.1
Retained interest	—	—
Total off-balance sheet securitization transactions	—	0.1

Total debt plus off-balance sheet securitization transactions	$82.9	$96.4

Ratios
Securitized funding to managed receivables	52%	56%
Short-term debt and notes payable within one year to total debt	47	43
Short-term debt and notes payable within one year to total capitalization	42	39
__________
(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	At December 31, 2010 and 2009, Ford Credit did not have any asset-backed commercial paper sold to the U.S. government-sponsored Commercial Paper Funding Facility.
(c)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

At December 31, 2010, unsecured long-term debt (including notes payable within one year) was down about $5 billion from year-end 2009, primarily reflecting about $11 billion of debt maturities, repurchases, and calls, offset partially by about $6 billion of new unsecured public and private long-term debt issuance.  Remaining unsecured long-term debt maturities are as follows: 2011 — $9 billion; 2012 — $7 billion; 2013 — $5 billion; and the remainder thereafter.  At December 31, 2010, asset-backed long-term debt (including notes payable within one year) was down about $6 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

Ford Credit is projecting 2011 year-end managed receivables in the range of $80 to $85 billion and securitized funding to represent about 53% to 57% of total managed receivables.  It is Ford Credit's expectation that this percentage will decrease over time reflecting its ability to obtain term funding from the unsecured markets on increasingly favorable terms.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances for 2009 and 2010 and its planned issuances for 2011 (in billions):

	2011 Forecast	2010	2009
Public Term Funding
Unsecured	$6 – 8	$6	$5
Securitization transactions	12 –16	11	15
Total public term funding	19 – 24	$17	$20

Private Term Funding*	$4 – 8	$8	$11
__________
*	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper program.

In 2010, Ford Credit completed about $17 billion of public term funding transactions, including:  about $5 billion of retail asset-backed securitization transactions; about $3 billion of wholesale asset-backed securitization transactions; about $3 billion of lease asset-backed securitization transactions; and about $6 billion of unsecured issuances.  In 2010, Ford Credit completed about $8 billion of private term funding transactions (excluding Ford Credit's on-balance sheet asset-backed commercial paper program) primarily reflecting securitization transactions across all regions and asset classes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Through February 24, 2011, Ford Credit has completed about $3 billion of public term funding transactions, including about $2 billion retail and wholesale asset-backed securitization transactions in the United States and $1 billion of unsecured issuance in the United States.  Ford Credit also completed about $2 billion of private term funding transactions, primarily reflecting retail, lease, and wholesale asset-backed transactions in the United States, Europe, and Mexico.

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate.  Spreads are typically measured in basis points.  Ford Credit's asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate ("LIBOR") or other comparable benchmark rates.  Ford Credit's floating rate demand notes funding costs change depending on market conditions.  In addition to enhancing Ford Credit's liquidity, one of the main reasons that securitization remains a primary funding source has been the cost advantage Ford Credit's securitization transactions offer over Ford Credit's unsecured long-term debt funding.  During 2010, Ford Credit's spreads on the three-year fixed rate notes offered in its U.S. public retail securitization transactions decreased from 92 to 25 basis points over the relevant benchmark rates.  During 2010, Ford Credit's U.S. unsecured long-term debt transaction spreads ranged from 414 to 444 basis points over the relevant benchmark rates, though spreads have tightened to 231 basis points for its 2011 issuance.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	2010	2009	2008
Cash, cash equivalents, and marketable securities (a)	$14.6	$17.3	$23.6

Committed liquidity programs	24.2	23.2	28.0
Asset-backed commercial paper (b)	9.0	9.3	15.7
Credit facilities	1.1	1.3	2.0
Committed capacity	34.3	33.8	45.7
Committed capacity and cash	48.9	51.1	69.3
Less: Capacity in excess of eligible receivables	(6.3)	(6.5)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(4.2)	(5.2)	(5.5)
Liquidity	38.4	39.4	59.0
Less: Utilization	(15.8)	(18.3)	(37.6)
Liquidity available for use	$22.6	$21.1	$21.4
__________
(a) Excludes marketable securities related to insurance activities.
(b) Ford Credit's FCAR Owner Trust retails securitization program ("FCAR").

At December 31, 2010, committed capacity and cash shown above totaled $48.9 billion, of which $38.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.3 billion and cash required to support on-balance sheet securitization transactions of $4.2 billion).  At December 31, 2010, $15.8 billion was utilized, leaving $22.6 billion available for use (including $10.4 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

At December 31, 2010, Ford Credit's liquidity available for use was higher than year-end 2009 by about $1.5 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions and tax payments that were lower than the liquidity generated from the impact of lower receivables, profits and new debt issuances.  Liquidity available for use was 27% of managed receivables.  In addition to the $22.6 billion of liquidity available for use, the $6.3 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity among markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2010, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $14.6 billion, compared with $17.3 billion at year-end 2009.  In the normal course of Ford Credit's funding activities, it may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs.

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

Balance Sheet Liquidity Profile.  Ford Credit defines its balance sheet liquidity profile as the cumulative maturities of its finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods.  The following table shows Ford Credit's balance sheet liquidity profile for the periods presented as of December 31, 2010 (in billions):

	Cumulative Maturities
	Through 2011	Through 2012	Through 2013	Through 2014 and Thereafter
Finance receivables (a), investment in operating leases (b), and cash (c)	$63.6	$80.5	$89.8	$97.1
Debt	(47.4)	(60.8)	(69.1)	(83.0)
Finance receivables, investment in operating leases and cash over/(under) debt	$16.2	$19.7	$20.7	$14.1
_________
(a)	Finance receivables net of unearned income.
(b)	Investment in operating leases net of accumulated depreciation.
(c)	Cash includes cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2010.

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases and cash.  Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination.  The 2011 finance receivables maturities in the table above include all of the wholesale receivables maturities that are otherwise extending beyond 2011, and also include expected prepayments for our retail installment sale contracts and investment in operating leases.  The table above also reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

●	The 2011 maturities include all of the wholesale securitization transactions that otherwise extend beyond 2011; and
●
Retail securitization transactions under certain committed liquidity programs are treated as amortizing on January 1, 2011 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2011.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	December 31,
	2010	2009	2008
Total debt	$82.9	$96.3	$126.5
Equity	10.3	11.0	10.6
Financial statement leverage (to 1)	8.0	8.8	12.0

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	December 31,
	2010	2009	2008
Total debt	$82.9	$96.3	$126.5
Securitized off-balance sheet receivables outstanding	—	0.1	0.6
Retained interest in securitized off-balance sheet receivables	—	0.0	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(14.6)	(17.3)	(23.6)
Adjustments for derivative accounting (b)	(0.3)	(0.2)	(0.4)
Total adjusted debt	$68.0	$78.9	$103.0

Equity	$10.3	$11.0	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)	(0.2)
Total adjusted equity	$10.2	$10.8	$10.4
Managed leverage (to 1)	6.7	7.3	9.9
__________
(a)	Excluding marketable securities related to insurance activities.
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At December 31, 2010, Ford Credit's managed leverage was 6.7 to 1, compared with 7.3 to 1 at December 31, 2009.  Based on Ford Credit's present analysis of the quality of its assets, Ford Credit believes the appropriate leverage would be in the range of 10-11 to 1.  Longer term, Ford Credit expects to return its leverage to the appropriate level consistent with its analysis of the quality of the assets.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In 2010, Ford Credit distributed $2.5 billion to its parent.

Securitization Transactions by Ford Credit

Securitization.  Ford Credit securitizes finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding, and revolving structures.  Ford Credit also sells finance receivables in structured financing transactions.  Due to the similarities between securitization and structured financing, Ford Credit refers to structured financings as securitization transactions.  Ford Credit's securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.  Ford Credit completed its first securitization transaction in 1988, and regularly securitizes assets, purchased or originated, in the United States, Canada, Mexico, and European countries.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

All of Ford Credit's securitization transactions involve sales to consolidated entities or Ford Credit maintains control over the assets, and, therefore, the securitized assets and related debt remain on its balance sheet.  All of Ford Credit's securitization transactions since the first quarter of 2007 have been on-balance sheet transactions.  Both on- and off-balance sheet securitization transactions have an effect on Ford Credit's financial condition, operating results, and liquidity.

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

●
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

●
Retail Conduits. If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization or credit enhancements for such pool decreases below a specified level, Ford Credit will not have the right to sell additional pools of assets to that conduit.

●
Wholesale Securitization.  If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, Ford Credit will be unable to obtain additional funding and any existing funding would begin to amortize.

●
Retail Warehouse.  If credit losses or delinquencies in Ford Credit's portfolio of retail assets exceed specified levels, Ford Credit will be unable to obtain additional funding from the securitization of retail installment sale contracts through its retail warehouse facility (i.e., a short-term credit facility under which draws are backed by the retail contracts).

●
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On-Balance Sheet Arrangements

All of Ford Credit's securitization transactions involve sales to consolidated entities or it maintains control over the assets and, therefore, the securitized assets and related debt remain in Ford Credit's financial statements.  Ford Credit expects its future securitization transactions to continue to be on-balance sheet.  Ford Credit believes on-balance sheet arrangements are more transparent to its investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.  Assets and associated liabilities related to Ford Credit's on-balance sheet securitization transactions are as follows (in billions):

	2010	2009
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations	$60.7	$74.8
Cash balances to be used only to support the on-balance sheet securitizations	4.2	5.2
Debt payable only out of collections on the underlying securitized assets and related enhancements	43.6	52.9

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

Total Company

Equity/(Deficit).  At December 31, 2010, Total equity/(deficit) attributable to Ford Motor Company was negative $673 million, an improvement of $7.2 billion compared with December 31, 2009.  The improvement is more than explained by favorable changes in Retained earnings (primarily related to 2010 net income attributable to Ford ($6.6 billion), and favorable changes in Capital in excess of par value of stock (primarily the conversion of portions of the 2036 and 2016 Convertible Notes ($2.4 billion) and the various equity issuances ($1.6 billion)), offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) (primarily related to currency translation ($2.2 billion) and pension and OPEB adjustments ($1.2 billion).

Credit Ratings.  Our short-term and long-term debt is rated by four credit rating agencies designated as NRSROs by the SEC:

●	DBRS Limited ("DBRS");
●	Fitch, Inc. ("Fitch");
●	Moody's Investors Service, Inc. ("Moody's"); and
●	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

In several markets, locally-recognized rating agencies also rate us.  A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity.  Rating agencies' ratings of us are based on information provided by us and other sources.  Credit ratings are not recommendations to buy, sell or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency.  Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.  Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following ratings actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010:

Ford
On January 28, 2011, Moody's affirmed Ford Motor Company's ratings and changed the rating outlook to positive from stable.

On January 28, 2011, Fitch upgraded Ford's corporate rating to BB from BB-, the senior secured rating to BBB- from BB+, and the senior unsecured rating to BB- from B.  Fitch also changed the outlook to positive from stable.

On February 1, 2011, S&P upgraded Ford's corporate credit rating to BB- from B+, the senior secured debt rating to BB+ from BB and the senior unsecured debt rating to B+ from B.  The outlook remains positive.

Ford Credit
On January 28, 2011, Moody's affirmed Ford Credit's ratings and changed the rating outlook to positive from stable.

On January 28, 2011, Fitch upgraded Ford Credit's corporate rating to BB from BB-.  Fitch also affirmed the senior unsecured rating at BB- and the short-term rating at B.  Fitch changed the outlook to positive from stable.

On February 1, 2011, S&P upgraded Ford Credit's corporate credit rating to BB- from B+ and its senior unsecured debt rating to BB- from B+.  The outlook remains positive.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB (low)	B	BB (high)	Stable	BB	R-4	Stable
Fitch	BB	BB-	BBB-	Positive	BB-	B	Positive
Moody's	Ba2	Ba3	Baa3	Positive	Ba2	NP	Positive
S&P	BB-	B+	BB+	Positive	BB- *	NR	Positive
__________
*  S&P assigns FCE a long-term senior unsecured rating of BB, maintaining a one notch differential versus Ford Credit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

We are encouraged by our momentum, and we believe that our One Ford plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, refer to Item 1A, "Overview" and "Critical Accounting Estimates."

Our projected vehicle production is as follows (in thousands):

	First Quarter 2011
	Planned Vehicle Unit Production*	Over/(Under) First Quarter 2010
Ford North America	650	76
Ford South America	116	6
Ford Europe	442	—
Ford Asia Pacific Africa	239	63
Total	1,447	145
_________
*     Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year increase in planned first quarter 2011 production reflects the impact of economic recovery and continued strong customer demand for our products.

Our planning assumptions and key metrics for 2011, and results from full-year 2010, include the following:

Industry Volume (a)	2010 Full-Year Plan	2010 Full-Year Results	2011 Full-Year Plan
(million units)
–United States	11.5 – 12.5	11.8	13.0 – 13.5
–Europe (b)	13.5 – 14.5	15.3	14.5 – 15.5

Operational Metrics
Compared with prior year:
–Quality	Improve	Improved	Improve
–U.S. Market Share	Equal / Improve	16.4% (up 1.1 ppt.)	Equal / Improve
–U.S. Retail Share of Retail Market (c)	Equal / Improve	14.1% (up 1.1 ppt.)	Equal / Improve
–Europe Market Share (b)	Equal	8.4% (down 0.7 ppt.)	Equal / Improve

Financial Metrics
Compared with prior year:
–Total Company Pre-Tax Operating Profit (d)	Improve	Improved	Improve
–Automotive Structural Costs (e)	Somewhat Higher	$1.2 Billion Higher	Higher
–Commodity Costs	Somewhat Higher	$1 Billion Higher	Higher
–Automotive Operating Margin (d)	–	6.1%	Equal / Improve
–Automotive Operating-Related Cash Flow (f)	Positive	$4.4 Billion	Improve

Absolute amount:
–Capital Spending	$4.5 Billion – $5 Billion	$3.9 Billion	$5 Billion – $5.5 Billion
__________
(a)	Includes medium and heavy trucks.
(b)	For the 19 markets we track in Europe as defined in "Item 1. Business."
(c)	Estimate.
(d)	Excludes special items; Automotive operating margin defined as Automotive pre-tax operating profit, excluding Other Automotive, divided by Automotive revenue.
(e)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.
(f)	See "Liquidity and Capital Resources" discussion above for reconciliation of datapoints to U.S. GAAP.

In addition, as discussed in "Liquidity and Capital Resources" above, our ongoing annualized interest expense will be reduced by about $1.2 billion as a result of the completion of $14.5 billion in Automotive debt reduction actions in 2010 and the announced redemption and/or conversion of the $3 billion of debentures related to our Trust Preferred Securities that will occur in March 2011.  We expect these actions, which have partial-year impacts in both 2010 and 2011, to reduce our Automotive interest expense in 2011 compared with 2010 by about $1 billion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2011, we expect a moderate increase in our worldwide pension expense from the $700 million we incurred in 2010, primarily reflecting the impact of lower discount rates.  We expect our cash contributions to pension plans to be about $1.6 billion, which is about the same as in 2010.  Based on our present planning assumptions for long-term pension asset returns, a normalization of discount rates, and planned cash contributions, we expect our global pension obligations in total to be fully funded over the next few years, with variability on a plan-by-plan basis.

As previously reported, our current low effective tax rate is primarily the result of our valuation allowance against deferred tax assets.  Sustained levels of profitability are expected to lead to reversal of the majority of this valuation allowance, which could occur as early as the second half of 2011.  See "Critical Accounting Estimates – Valuation of Deferred Tax Assets" below for discussion of the impact of the reversal on our calculation of earnings per share.  Reversal of the valuation allowance does not affect our cash tax payments, which should remain low for a number of years.

Turning to our operations, we expect Ford Credit to be solidly profitable for the full year although at a lower level than 2010, primarily reflecting the non-recurrence of lower lease depreciation expense and non-recurrence of credit loss reserve reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense is expected because 170,000 fewer leases are scheduled to terminate in 2011 compared with 2010, including about 80,000 leases that were impaired in 2008.  This will result in fewer vehicles sold at a gain.  In addition, based on its expected portfolio performance, Ford Credit anticipates the allowance for credit losses will begin to level off in 2011 at about 0.85% - 0.95% of receivables, down from 1.02% of receivables at year-end 2010 and 1.61% of receivables at year-end 2009, resulting in a smaller amount being released from the allowance for credit losses than in 2010.  Ford Credit estimates the profit impact of these two items will reduce pre-tax profits by about $1.2 billion in 2011 compared with 2010.

At year-end 2011, we anticipate Ford Credit's managed receivables to be in the range of $80 billion to $85 billion.  Ford Credit is projecting distributions of about $2 billion during 2011, subject to available liquidity and managed leverage objectives.

Overall, we believe that the strength of our business positions us to continue to grow profitably by investing aggressively in technology and growth in all regions of the world, and further strengthen our balance sheet in the coming year.  We expect each of our operating segments to be profitable for full-year 2011.  We expect to build on our 2010 performance with continued improvement in total Company pre-tax operating profit and Automotive operating-related cash flow in 2011.  With this improvement, we expect our full-year 2011 total Automotive and Ford North America operating margins to be equal to or improved compared with 2010.  We expect our improved results in 2011 to be driven primarily by our growing product strength, a gradually strengthening global economy and our unrelenting focus on improving the competitiveness of our Company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

●	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors;
●	Decline in market share or failure to achieve growth;
●	Lower-than-anticipated market acceptance of new or existing products;
●
An increase in or acceleration of market shift beyond our current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

●	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;
●	Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors;
●	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
●	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;
●
Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production constraints or disruptions;

●	Single-source supply of components or materials;
●	Labor or other constraints on our ability to maintain competitive cost structure;
●	Work stoppages at Ford or supplier facilities or other interruptions of production;
●	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
●	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);
●	Restriction on use of tax attributes from tax law "ownership change;"
●	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs;
●	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
●	Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our products, perceived environmental impacts, or otherwise;
●
A change in our requirements for parts or materials where we have long-term supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts);

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments;
●	Adverse effects on our operations resulting from certain geo-political or other events;
●	Inherent limitations of internal controls impacting financial statements and safeguarding of assets;
●	Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations;
●	Failure of financial institutions to fulfill commitments under committed credit facilities;
●	A prolonged disruption of the debt and securitization markets;
●
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

●	Higher-than-expected credit losses;
●	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
●	Collection and servicing problems related to finance receivables and net investment in operating leases;
●	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
●	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Act") and its implementing rules and regulations;
●	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions; and
●	Inability of Ford Credit to obtain competitive funding.

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see Item 1A.

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

Warranty and Product Recalls

Nature of Estimates Required.  We accrue the estimated cost of basic warranty coverages for each vehicle at the time of sale.  We establish estimates using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year.  Where little or no claims experience exists, we rely on historical averages.  See Note 31 of the Notes to the Financial Statements for information regarding costs for warranty actions.  Separately, we also accrue for product recalls based on historical experiences of similar actions.  Product recalls are distinguishable from warranty coverages in that the actions may extend beyond basic warranty coverage periods.

Assumptions and Approach Used.  We reevaluate our estimate of warranty obligations on a regular basis.  Experience has shown that initial data for any given model year may be volatile; therefore, our process relies on long-term historical averages until sufficient data are available.  As actual experience becomes available, we use the data to modify the historical averages in order to ensure that the estimate is within the range of likely outcomes.  We then compare the resulting accruals with present spending rates to ensure that the balances are adequate to meet expected future obligations.  Based on these data, we revise our estimates as necessary.  Due to the uncertainty and potential volatility of these factors, changes in our assumptions could materially affect our financial condition and results of operations.

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

●
Discount rates.  We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve comprised of high quality bonds specific to the country of the plan.  Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

●
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

●	Salary growth. The salary growth assumption reflects our long-term actual experience, outlook, and assumed inflation.
●	Inflation. Our inflation assumption is based on an evaluation of external market indicators including real gross domestic product growth and central bank inflation targets.
●
Expected contributions.  The expected amount and timing of contributions is based on an assessment of minimum requirements, and additional amounts based on cash availability and other considerations (e.g., funded status, avoidance of regulatory premiums and levies, and tax efficiency).

●	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.
●	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Plan obligations and costs are based on existing retirement plan provisions.  No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  Amounts are recognized as a component of net expense over the expected future years of service (approximately 12 years for the major U.S. plans).  In 2010, the U.S. actual return on assets was 14%, which was higher than the expected return of 8.25%.  The year-end 2010 weighted average discount rates for the U.S. and non-U.S. plans decreased by 62 and 37 basis points, respectively.  These differences resulted in unamortized losses of about $2 billion.  These losses are only amortized to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan.  For the major U.S. plans, the losses exceed this threshold and recognition will begin in 2011.

See Note 18 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis.  The December 31, 2010 pension funded status and 2011 expense are affected by year-end 2010 assumptions.  These sensitivities may be asymmetric and are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in factors which generally have the largest impact on pension expense and obligation is shown below (in millions):

	Percentage	Increase/(Decrease) in:
	Point	2011 Expense		December 31, 2010 Obligation
Assumption	Change	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$(90)/$320	$(160)/$210	$(4,600)/$5,590	$(2,840)/$3,290
Expected return on assets	+/- 1.0	(380)/380	(190)/190

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

●
Discount rates.  We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each plan to a yield curve comprised of high quality bonds specific to the country of the plan.  Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

●	Health care cost trends. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends.
●	Salary growth. The salary growth assumptions reflect our long-term actual experience, outlook and assumed inflation.
●	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.
●	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.

Plan obligations and costs are based on existing retirement plan provisions.  No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses.  Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at December 31, 2010 was 5.20%, compared with 5.74% at December 31, 2009, resulting in an unamortized loss of about $250 million.  This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 13 years).

See Note 18 of the Notes to the Financial Statements for more information regarding costs and assumptions for other postretirement employee benefits.

Sensitivity Analysis.  The effect on U.S. and Canadian plans of a one percentage point increase/(decrease) in the assumed discount rate would be a (decrease)/increase in the postretirement health care benefit expense for 2011 of approximately $(40) million/$40 million, and in the year-end 2010 obligation of approximately $(660) million/$790 million.

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

●
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

●
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

●
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

At December 31, 2010, our valuation allowance was $15.7 billion, leaving net deferred tax assets of about $900 million on our balance sheet.

A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable in 2009 and 2010, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in 2010.

Continued improvement in our operating results, however, could lead to reversal of almost all of our valuation allowance as early as the second half of 2011.  Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

For each reporting period until the valuation allowance is released, we expect to have low effective tax rates as we continue to record tax expense only for those locations in which we do not have a valuation allowance in place.  We will experience more normal effective tax rates, approaching the U.S. statutory tax rate of 35%, in periods after the valuation allowance reverses.

In the quarter in which the valuation allowance is released, we would record an abnormally large tax benefit reflecting the release, which would result in a large negative effective tax rate and very high earnings per share from net income attributable to Ford.  Rather than allow this abnormal effective tax rate to impact our earnings per share from operating profit excluding special items ("operating earnings per share"), we intend to classify the release of the valuation allowance as a special item for the quarter in which it reverses and use a more normalized effective tax rate (approaching the U.S. statutory tax rate of 35%).

We will take a similar approach for calculation of our full-year operating earnings per share.  Once the valuation allowance is released, for purposes of calculating our full-year operating earnings per share we will retrospectively revise our quarterly operating earnings per share for each quarter leading up to the reversal using a comparable tax rate approaching 35%.  This presentation would have no impact on net income calculation.

Unlike our U.S. operations where, considering the pattern of relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future taxable income, our net deferred tax assets relate to certain operations outside North America where we generally have had a long history of profitability and believe it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.  Accordingly, we have not established a valuation allowance on our remaining net deferred tax assets.  Most notably, at December 31, 2010, we recognized a net deferred tax asset of $1.1 billion in our U.K. Automotive operations, primarily based upon the tax return consolidation of our Automotive operations with our U.K. FCE operation.  Our U.K. FCE operation has a long history of profitability, and we believe it will provide a source of future taxable income that can be reasonably estimated.  If in the future FCE U.K. profits decline, additional valuation allowances may be required.  We will continue to assess the need for a valuation allowance in the future.

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

	2010	2009	2008
Vehicle return volume	281	314	327
Return rate	69%	81%	86%

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

Assumptions Used.  For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

●	Auction value. Ford Credit's projection of the market value of the vehicles when we sell them at the end of the lease; and
●	Return volume. Ford Credit's projection of the number of vehicles that will be returned to us at lease-end.

See Note 8 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle.  At December 31, 2010, if future auction values for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $25 million.  Similarly, if return volumes for Ford Credit's existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $2 million.  These increases in depreciation would be charged to depreciation expense during the 2011 through 2014 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value.  Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the statement of operations in Depreciation, in each case under the Financial Services sector.

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

Consumer Segment.  The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of Ford Credit's present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models.  Reasons for imprecision include changes in economic trends and conditions, portfolio composition and other relevant factors.

Assumptions Used.  Ford Credit makes projections of two key assumptions:

●	Frequency. The number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time, measured as repossessions; and
●
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

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses.  The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln, and Mercury brand vehicles in the U.S. retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2010 Allowance for Credit Losses	2010 Expense
Repossession rates*	+/- 0.1 pt.	$20/$(20)	$20/$(20)
Loss severity	+/- 1.0	10/(10)	10/(10)
__________
*	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

Non-Consumer Segment.  The wholesale and dealer loan portfolio is evaluated by segmenting individual loans into risk pools, which are determined by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer).  The risk pools are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.

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

The table below summarizes our contractual obligations as of December 31, 2010 (in millions):

	Payments Due by Period
	2011	2012 - 2013	2014 - 2015	2016 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$1,168	$4,833	$1,309	$11,139	$18,449
Interest payments relating to long-term debt (c)	867	1,766	1,416	10,845	14,894
Capital leases	21	15	7	5	48
Off-balance sheet
Purchase obligations	1,944	1,711	821	1,515	5,991
Operating leases	183	298	183	231	895
Total Automotive sector	4,183	8,623	3,736	23,735	40,277

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	26,208	28,771	11,744	5,083	71,806
Interest payments relating to long-term debt (c)	3,132	3,725	1,804	1,396	10,057
Capital leases	—	—	—	—	—
Off-balance sheet
Purchase obligations	33	24	9	4	70
Operating leases	66	92	41	47	246
Total Financial Services sector	29,439	32,612	13,598	6,530	82,179

Intersector elimination (d)	(201)	—	—	—	(201)

Total Company	$33,421	$41,235	$17,334	$30,265	$122,255

(a)
Amount includes, prior to adjustment noted above, $1,189 million for the Automotive sector and $26,208 million for the Financial Services sector for the current portion of long-term debt.  See Note 19 of the Notes to the Financial Statements for additional discussion.

(b)
Automotive sector excludes unamortized debt discounts of $(280) million.  Financial Services sector excludes unamortized debt discounts of $(403) million and adjustments of $302 million related to designated fair value hedges of the debt.

(c)	Excludes amortization of debt discounts/premiums.
(d)	Intersector elimination related to Ford's acquisition of Ford Credit debt securities. See Note 1 of the Notes to the Financial Statements for additional detail.

The amount of unrecognized tax benefits for 2010 of $1.1 billion (see Note 23 of the Notes to the Financial Statements) is excluded from the table above.  Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot be reasonably estimated.

For additional information regarding long-term debt, operating lease obligations, and pension and OPEB obligations, see Notes 19, 8, and 18, respectively, of the Notes to the Financial Statements.

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

The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of December 31, 2010 was a liability of $35 million compared to a liability of $26 million as of December 31, 2009.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be approximately $334 million at December 31, 2010, compared with a decrease of $622 million as of December 31, 2009.  If adjustments for credit risk were to be included, the decrease would be smaller.

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

Our normal practice is to use derivative instruments, when available, to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals and precious metals).  In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of December 31, 2010 was an asset of $63 million, compared to a liability of $39 million as of December 31, 2009.  The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be approximately $60 million at December 31, 2010, compared with a decrease of $20 million at December 31, 2009.  If adjustments for credit risk were to be included, the decrease would be smaller.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials.  In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk.  Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates.  Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities.  At December 31, 2010, we had $20.5 billion in our Automotive investment portfolios, compared to $24.9 billion at December 31, 2009.  We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates.  The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the statement of operations.  The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.  In 2010, safety of principal was the primary objective in investing our Automotive cash.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios.  Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $81 million.  This compares to $62 million, as calculated as of December 31, 2009.  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected.  The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve.  In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk (continued)

risk.  We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses.  Exposure limits are established based on our overall risk tolerance and estimated loss projections which are calculated from ratings-based historical default probabilities.  The exposure limits are lower for lower-rated counterparties and for longer-dated exposures.  Our exposures are monitored on a regular basis and included in periodic reports to our Treasurer.

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

FORD CREDIT MARKET RISK

Overview.  Ford Credit is exposed to a variety of risks in the normal course of its business activities.  In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor, and manage, in accordance with defined policies and procedures:

●	Market risk — the possibility that changes in interest and currency exchange rates will adversely affect cash flow and economic value;
●	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;
●	Residual risk — the possibility that the actual proceeds received at lease termination will be lower than projections or return volumes will be higher than projections; and
●	Liquidity risk — the possibility that Ford Credit may be unable to meet all of its current and future obligations in a timely manner.

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

Interest Rate Risk.  Ford Credit's primary market risk exposure is interest rate risk, and the particular market to which it is most exposed is the change in U.S. dollar LIBOR.  Interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities.  An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates.  It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates.  For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument.  For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate.  For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States, Canada, and the United Kingdom, which together represented approximately 82% of its total on-balance sheet finance receivables at December 31, 2010.  For its other international affiliates, Ford Credit uses a technique, commonly referred to as "gap analysis," to measure re-pricing mismatch.  This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics.  Ford Credit then enters into interest rate swaps, when available, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

As of December 31, 2010, in the aggregate Ford Credit's debt combined with the derivative instruments economically hedging the debt re-price faster than its assets over the next twelve months.  Other things being equal, this means that during a period of rising interest rates, the interest rates paid on its debt will increase more rapidly than the interest rates earned on its assets, thereby initially decreasing Ford Credit's pre-tax cash flow.  Correspondingly, during a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially increase.

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

Pre-tax cash flow sensitivity as of year-end 2010 and 2009 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates)
December 31, 2010	$(22)	$22
December 31, 2009	$27	$(27)
_____

*  Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Based on assumptions included in the analysis, sensitivity to a one-percentage point instantaneous increase in interest rates at year-end 2010 was a decrease in Ford Credit's pre-tax cash flow over a twelve-month horizon of $22 million compared to an increase of $27 million at year-end 2009.  Correspondingly, the sensitivity to a one-percentage point instantaneous decrease in interest rates at year-end 2010 was an increase in its pre-tax cash flow over a twelve-month horizon of $22 million compared to a decrease of $27 million at year-end 2008.

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

Foreign Currency Risk.  Ford Credit's policy is to minimize exposure to changes in currency exchange rates.  To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars and euros.  Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables.  When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements.  When a different currency is used, Ford Credit may execute the following foreign currency derivatives to convert substantially all of foreign currency debt obligations to the local country currency of the receivables:

●	Foreign currency swap — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar-denominated payments or non-local market debt to local market debt for our international affiliates; or
●	Foreign currency forward — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

As a result of this policy, Ford Credit believes its market risk exposure relating to changes in currency exchange rates is insignificant.

The fair value of Ford Credit's net derivative financial instruments (derivative assets less derivative liabilities) at December 31, 2010 was $712 million, which was $29 million higher than December 31, 2009.  For additional information regarding our Financial Services sector derivatives, see Note 26 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-107 and FSS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2010 and 2009 are provided in Note 30 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010 and each has concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.  The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

We identified the following changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting during the fourth quarter of 2010:

Change in Service Provider.  We moved the administration of U.S. pension and health care services to a new outside service provider, Affiliated Computer Services, Inc.

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

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Grants of Plan-Based Awards in 2010," "Outstanding Equity Awards at 2010 Fiscal Year-End," "Option Exercises and Stock Vested in 2010," "Pension Benefits in 2010," "Nonqualified Deferred Compensation in 2010," and "Potential Payments Upon Termination or Change in Control."

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2010 Form 10-K Report:

●	Consolidated Statement of Operations and Sector Statement of Operations for the years ended December 31, 2010, 2009, and 2008.

●	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2010 and 2009.

●	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

●	Consolidated Statement of Equity for the years ended December 31, 2010, 2009, and 2008.

●	Notes to the Financial Statements.

●	Report of Independent Registered Public Accounting Firm.

The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-107 immediately following the signature pages of this Report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-A	Executive Separation Allowance Plan as amended and restated as of January 1, 2011.**	Filed with this Report.

Exhibit 10-B	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of December 31, 2010.**	Filed with this Report.

Exhibit 10-C	Benefit Equalization Plan, as amended and restated as of January 1, 2011.**	Filed with this Report.

Exhibit 10-D	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford's Annual Report on Form 10-K for the year ended December 31, 2002.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-E	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2011.**	Filed with this Report.

Exhibit 10-F	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-F-1	Amendment to Description of Director Compensation as of March 1, 2009.**	Filed as Exhibit 10-F-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-F-2	Amendment to Description of Director Compensation as of February 25, 2010.**	Filed as Exhibit 10-F-6 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-G	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit 10-H	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-I	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed with this Report.

Exhibit 10-J	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-K	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Select Retirement Plan, as amended and restated as of January 1, 2011.**	Filed with this Report.

Exhibit 10-M	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed with this Report.

Exhibit 10-M-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-N	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit 10-N-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-N-2	Annual Incentive Compensation Plan Metrics for 2010.**	Filed as Exhibit 10-N-2 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-N-3	Annual Incentive Compensation Plan Metrics for 2011.**	Filed with this Report.

Exhibit 10-N-4	Performance-Based Restricted Stock Unit Metrics for 2008.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-N-5	Performance-Based Restricted Stock Unit Metrics for 2009.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-N-6	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-N-7	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed with this Report.

Exhibit 10-N-8	Executive Compensation Recoupment Policy.**	Filed with this Report.

Exhibit 10-N-9	Incremental Bonus Description.**	Filed with this Report.

Exhibit 10-O	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-O-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-O-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-O-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit 10-O-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-O-13	Form of Final Award Notification Letter for 2007 Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-P-15 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-14	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-15	Form of Performance-Based Restricted Stock Unit Opportunity Letter for 2008.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-16	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-17	Form of Final Award Notification Letter for 2006-2008 Performance Period.**	Filed as Exhibit 10-O-20 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-18	1998 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-P-19 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-19	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-20	1998 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-P-20 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-21	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-22	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-P-21 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-23	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-24	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2007.*

Exhibit 10-O-25	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-O-26	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-P	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-P-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-Q	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-R	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-S	Description of Settlement of Special 2006 – 2008 Senior Executive Retention Program.**	Filed as Exhibit 10-U-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-S-1	Form of Final Award Letter for Performance-Based Restricted Stock Unit Enhanced Grant.**	Filed as Exhibit 10-T-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-U	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-W	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-W-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-W-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit 10-W-3	Form of Alan Mulally Agreement Amendment.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*

Exhibit 10-Y	Amended Ford-UAW Retiree Health Care Settlement Agreement dated July 23, 2009.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 10-Y-1	Amendment dated July 22, 2009 to the Note Purchase Agreement dated April 7, 2008 between Ford Motor Company and its wholly-owned subsidiary Ford-UAW Holdings LLC.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed July 28, 2009.*

Exhibit 10-Z	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-AA	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10-BB	Tax Benefit Preservation Plan dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*

Exhibit 10-CC	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10-DD	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*

Exhibit 10-EE
Stock Purchase Agreement by and among Ford Motor Company, Volvo Personvagnar Holding AB, Mintime North America, LLC and Geely Sweden AB for the sale and Purchase of Volvo Car Corporation and Volvo Cars of North America, LLC.
Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 11, 2011.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
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

FORD MOTOR COMPANY

By:	/s/ Bob Shanks
Bob Shanks, Vice President and Controller
(Chief Accounting Officer)

Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 28, 2011
William Clay Ford, Jr.

ALAN MULALLY*	Director, President and Chief Executive Officer	February 28, 2011
Alan Mulally	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 28, 2011
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 28, 2011
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director	February 28, 2011
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 28, 2011
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 28, 2011
Richard A. Gephardt

JAMES H. HANCE, JR.*	Director	February 28, 2011
James H. Hance, Jr.

IRVINE O. HOCKADAY, JR.*	Director	February 28, 2011
Irvine O. Hockaday, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 28, 2011
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and Governance Committee	February 28, 2011
Ellen R. Marram

HOMER A. NEAL*	Director and Chair of the Sustainability Committee	February 28, 2011
Homer A. Neal

Signature	Title	Date

GERALD L. SHAHEEN*	Director	February 28, 2011
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 28, 2011
John L. Thornton

LEWIS BOOTH*	Executive Vice President and Chief Financial Officer	February 28, 2011
L.W.K. Booth	(principal financial officer)

BOB SHANKS*	Vice President and Controller	February 28, 2011
Bob Shanks	(principal accounting officer)

*By: /s/ PETER J. SHERRY, JR.		February 28, 2011
(Peter J. Sherry, Jr.)
Attorney-in-Fact

This page intentionally left blank.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(in millions, except per share amounts)

	2010	2009	2008
Sales and revenues
Automotive sales	$119,280	$103,868	$127,635
Financial Services revenues	9,674	12,415	15,949
Total sales and revenues	128,954	116,283	143,584

Costs and expenses
Automotive cost of sales	104,451	98,866	126,620
Selling, administrative and other expenses	11,909	13,029	21,065
Interest expense	6,152	6,790	9,737
Financial Services provision for credit and insurance losses	(216)	1,030	1,874
Total costs and expenses	122,296	119,715	159,296

Automotive interest income and other non-operating income/(expense), net (Note 20)	(362)	5,284	(713)
Financial Services other income/(loss), net (Note 20)	315	552	1,149
Equity in net income/(loss) of affiliated companies	538	195	381
Income/(Loss) before income taxes	7,149	2,599	(14,895)
Provision for/(Benefit from) income taxes (Note 23)	592	(113)	(62)
Income/(Loss) from continuing operations	6,557	2,712	(14,833)
Income/(Loss) from discontinued operations (Note 24)	—	5	9
Net income/(loss)	6,557	2,717	(14,824)
Less: Income/(Loss) attributable to noncontrolling interests	(4)	—	(58)
Net income/(loss) attributable to Ford Motor Company	$6,561	$2,717	$(14,766)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$6,561	$2,712	$(14,775)
Income/(Loss) from discontinued operations (Note 24)	—	5	9
Net income/(loss)	$6,561	$2,717	$(14,766)

Average number of shares of Common and Class B Stock outstanding	3,449	2,992	2,273

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 25)
Basic income/(loss)
Income/(Loss) from continuing operations	$1.90	$0.91	$(6.50)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$1.90	$0.91	$(6.50)

Diluted income/(loss)
Income/(Loss) from continuing operations	$1.66	$0.86	$(6.50)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$1.66	$0.86	$(6.50)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(in millions, except per share amounts)

	2010	2009	2008
AUTOMOTIVE
Sales	$119,280	$103,868	$127,635
Costs and expenses
Cost of sales	104,451	98,866	126,620
Selling, administrative and other expenses	9,040	8,354	10,991
Total costs and expenses	113,491	107,220	137,611
Operating income/(loss)	5,789	(3,352)	(9,976)

Interest expense	1,807	1,477	1,993

Interest income and other non-operating income/(expense), net (Note 20)	(362)	5,284	(713)
Equity in net income/(loss) of affiliated companies	526	330	368
Income/(Loss) before income taxes — Automotive	4,146	785	(12,314)

FINANCIAL SERVICES
Revenues	9,674	12,415	15,949
Costs and expenses
Interest expense	4,345	5,313	7,744
Depreciation	2,024	3,937	9,109
Operating and other expenses	845	738	965
Provision for credit and insurance losses	(216)	1,030	1,874
Total costs and expenses	6,998	11,018	19,692

Other income/(loss), net (Note 20)	315	552	1,149
Equity in net income/(loss) of affiliated companies	12	(135)	13
Income/(Loss) before income taxes — Financial Services	3,003	1,814	(2,581)

TOTAL COMPANY
Income/(Loss) before income taxes	7,149	2,599	(14,895)
Provision for/(Benefit from) income taxes (Note 23)	592	(113)	(62)
Income/(Loss) from continuing operations	6,557	2,712	(14,833)
Income/(Loss) from discontinued operations (Note 24)	—	5	9
Net income/(loss)	6,557	2,717	(14,824)
Less: Income/(Loss) attributable to noncontrolling interests	(4)	—	(58)
Net income/(loss) attributable to Ford Motor Company	$6,561	$2,717	$(14,766)

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$6,561	$2,712	$(14,775)
Income/(Loss) from discontinued operations (Note 24)	—	5	9
Net income/(loss)	$6,561	$2,717	$(14,766)

Average number of shares of Common and Class B Stock outstanding	3,449	2,992	2,273

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 25)
Basic income/(loss)
Income/(Loss) from continuing operations	$1.90	$0.91	$(6.50)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$1.90	$0.91	$(6.50)

Diluted income/(loss)
Income/(Loss) from continuing operations	$1.66	$0.86	$(6.50)
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$1.66	$0.86	$(6.50)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)
	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$14,805	$20,894
Marketable securities (Note 6)	20,765	21,387
Finance receivables, net (Note 7)	70,070	75,892
Other receivables, net	7,388	7,194
Net investment in operating leases (Note 8)	11,675	17,270
Inventories (Note 10)	5,917	5,041
Equity in net assets of affiliated companies (Note 11)	2,569	2,367
Net property (Note 14)	23,179	22,637
Deferred income taxes	2,003	3,479
Net intangible assets (Note 16)	102	165
Assets of held-for-sale operations (Note 24)	—	7,618
Other assets	6,214	8,096
Total assets	$164,687	$192,040

LIABILITIES
Payables	$16,362	$14,301
Accrued liabilities and deferred revenue (Note 17)	43,844	46,144
Debt (Note 19)	103,988	131,635
Deferred income taxes	1,135	2,421
Liabilities of held-for-sale operations (Note 24)	—	5,321
Total liabilities	165,329	199,822

EQUITY
Capital stock (Note 25)
Common Stock, par value $0.01 per share (3,707 million shares issued of 6 billion authorized)	37	33
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	20,803	16,786
Accumulated other comprehensive income/(loss)	(14,313)	(10,864)
Treasury stock	(163)	(177)
Retained earnings/(Accumulated deficit)	(7,038)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company	(673)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests	31	38
Total equity/(deficit)	(642)	(7,782)
Total liabilities and equity	$164,687	$192,040

The following table includes assets to be used to settle liabilities of the consolidated VIEs.  These assets and liabilities are included in the consolidated balance sheet above.  See Note 13 for additional information on our VIEs.
ASSETS
Cash and cash equivalents	$4,062	$4,922
Marketable securities	—	—
Finance receivables, net	50,473	57,353
Other receivables, net	13	34
Net investment in operating leases	6,121	10,246
Inventories	19	106
Net property	31	154
Deferred income taxes	—	—
Other assets	28	56
LIABILITIES
Payables	16	23
Accrued liabilities and deferred revenue	222	560
Debt	40,247	46,167

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)
ASSETS	December 31, 2010	December 31, 2009
Automotive
Cash and cash equivalents	$6,301	$9,762
Marketable securities (Note 6)	14,207	15,169
Total cash and marketable securities	20,508	24,931
Receivables, less allowances of $228 and $342	3,992	3,378
Inventories (Note 10)	5,917	5,041
Deferred income taxes	359	479
Net investment in operating leases (Note 8)	1,282	2,208
Other current assets	610	688
Current receivable from Financial Services (Note 1)	1,700	2,568
Total current assets	34,368	39,293
Equity in net assets of affiliated companies (Note 11)	2,441	2,246
Net property (Note 14)	23,027	22,455
Deferred income taxes	2,468	5,660
Net intangible assets (Note 16)	102	165
Assets of held-for-sale operations (Note 24)	—	7,618
Non-current receivable from Financial Services (Note 1)	181	—
Other assets	2,019	1,681
Total Automotive assets	64,606	79,118
Financial Services
Cash and cash equivalents	8,504	11,132
Marketable securities (Note 6)	6,759	6,864
Finance receivables, net (Note 7)	73,265	79,705
Net investment in operating leases (Note 8)	10,393	15,062
Equity in net assets of affiliated companies (Note 11)	128	121
Other assets	4,221	6,228
Total Financial Services assets	103,270	119,112
Intersector elimination	(2,083)	(3,224)
Total assets	$165,793	$195,006
LIABILITIES
Automotive
Trade payables	$13,466	$11,607
Other payables	1,544	1,458
Accrued liabilities and deferred revenue (Note 17)	17,065	18,138
Deferred income taxes	392	3,091
Debt payable within one year (Note 19)	2,049	1,638
Total current liabilities	34,516	35,932
Long-term debt (Note 19)	17,028	31,972
Other liabilities (Note 17)	23,016	23,132
Deferred income taxes	344	561
Liabilities of held-for-sale operations (Note 24)	—	5,321
Total Automotive liabilities	74,904	96,918
Financial Services
Payables	1,352	1,236
Debt (Note 19)	85,112	98,671
Deferred income taxes	1,505	1,735
Other liabilities and deferred income (Note 17)	3,764	4,884
Payable to Automotive (Note 1)	1,881	2,568
Total Financial Services liabilities	93,614	109,094
Intersector elimination	(2,083)	(3,224)
Total liabilities	166,435	202,788
EQUITY
Capital stock (Note 25)
Common Stock, par value $0.01 per share (3,707 million shares issued of 6 billion authorized)	37	33
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	20,803	16,786
Accumulated other comprehensive income/(loss)	(14,313)	(10,864)
Treasury stock	(163)	(177)
Retained earnings/(Accumulated deficit)	(7,038)	(13,599)
Total equity/(deficit) attributable to Ford Motor Company	(673)	(7,820)
Equity/(Deficit) attributable to noncontrolling interests	31	38
Total equity/(deficit)	(642)	(7,782)
Total liabilities and equity	$165,793	$195,006
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(in millions)

	2010	2009	2008
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities (Note 27)	$11,477	$15,477	$(263)

Cash flows from investing activities of continuing operations
Capital expenditures (Note 28)	(4,092)	(4,059)	(6,492)
Acquisitions of retail and other finance receivables and operating leases	(28,873)	(26,392)	(44,562)
Collections of retail and other finance receivables and operating leases	37,757	39,884	42,061
Purchases of securities	(100,150)	(78,200)	(64,754)
Sales and maturities of securities	101,077	74,344	62,046
Settlements of derivatives	(37)	478	2,533
Proceeds from sales of retail and other finance receivables and operating leases	—	911	—
Proceeds from sale of businesses	1,318	382	6,854
Cash paid for acquisitions	—	—	(13)
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(456)	—	(928)
Receipt of cash from purchase of Bordeaux	94	—	—
Cash change due to deconsolidation of joint ventures	—	(343)	—
Other	270	(386)	316
Net cash provided by/(used in) investing activities	6,908	6,619	(2,939)
Cash flows from financing activities of continuing operations
Sales of Common Stock	1,339	2,450	756
Purchases of Common Stock	—	—	—
Changes in short-term debt	(1,754)	(5,881)	(5,240)
Proceeds from issuance of other debt	30,821	45,993	42,158
Principal payments on other debt	(47,625)	(61,822)	(46,243)
Payments on notes/transfer of cash equivalents to the UAW Voluntary Employee Benefit Association ("VEBA") Trust (Note 18)	(7,302)	(2,574)	—
Other	100	(996)	(603)
Net cash (used in)/provided by financing activities	(24,421)	(22,830)	(9,172)

Effect of exchange rate changes on cash	(53)	454	(714)
Cumulative correction of Financial Services prior-period error (Note 1)	—	(630)	—

Net increase/(decrease) in cash and cash equivalents	$(6,089)	$(910)	$(13,088)

Cash and cash equivalents at January 1	$20,894	$21,804	$34,892
Net increase/(decrease) in cash and cash equivalents	(6,089)	(910)	(13,088)
Cash and cash equivalents at December 31	$14,805	$20,894	$21,804

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(in millions)
	2010		2009		2008
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing ops.
Net cash provided by/(used in) operating activities (Note 27)	$6,363	$3,798	$2,874	$5,805	$(12,606)	$9,189

Cash flows from investing activities of continuing ops.
Capital expenditures (Note 28)	(4,066)	(26)	(4,043)	(16)	(6,416)	(76)
Acquisitions of retail and other finance receivables and operating leases	—	(28,811)	—	(26,392)	—	(44,562)
Collections of retail and other finance receivables and operating leases	—	37,757	—	40,013	—	42,479
Net (increase)/decrease in wholesale receivables	—	(46)	—	5,542	—	2,736
Purchases of securities	(53,614)	(46,728)	(52,293)	(27,555)	(41,347)	(23,831)
Sales and maturities of securities	54,857	46,866	46,420	28,326	43,617	18,429
Settlements of derivatives	(196)	159	(76)	554	1,157	1,376
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	911	—	—
Proceeds from sale of businesses	1,318	—	8	374	3,156	3,698
Cash paid for acquisitions	—	—	—	—	(13)	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(456)	—	—	—	(928)	—
Receipt of cash from purchase of Bordeaux	94	—	—	—	—	—
Cash change due to deconsolidation of joint ventures	—	—	(343)	—	—	—
Investing activity (to)/from Financial Services	2,455	—	76	—	(749)	—
Other	185	85	(707)	321	40	276
Net cash provided by/(used in) investing activities	577	9,256	(10,958)	22,078	(1,483)	525

Cash flows from financing activities of continuing ops.
Sales of Common Stock	1,339	—	2,450	—	756	—
Purchases of Common Stock	—	—	—	—	—	—
Changes in short-term debt	391	(2,145)	281	(6,162)	(16)	(5,224)
Proceeds from issuance of other debt	2,648	28,173	14,730	31,263	198	41,960
Principal payments on other debt	(9,144)	(38,935)	(2,941)	(56,508)	(538)	(45,281)
Payments on notes/transfer of cash equivalents to the UAW VEBA Trust (Note 18)	(6,002)	—	(2,574)	—	—	—
Financing activity (to)/from Automotive	—	(2,455)	—	(76)	—	749
Other	292	(192)	(395)	(601)	(251)	(352)
Net cash (used in)/provided by financing activities	(10,476)	(15,554)	11,551	(32,084)	149	(8,148)

Effect of exchange rate changes on cash	75	(128)	163	291	(215)	(499)
Cumulative correction of prior period-error (Note 1)	—	—	—	(630)	—	—

Net increase/(decrease) in cash and cash equivalents	$(3,461)	$(2,628)	$3,630	$(4,540)	$(14,155)	$1,067

Cash and cash equivalents at January 1	$9,762	$11,132	$6,132	$15,672	$20,287	$14,605
Net increase/(decrease) in cash and cash equivalents	(3,461)	(2,628)	3,630	(4,540)	(14,155)	1,067
Cash and cash equivalents at December 31	$6,301	$8,504	$9,762	$11,132	$6,132	$15,672

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(in millions)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Other	Total	Equity/ (Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
YEAR ENDED DECEMBER 31, 2008
Balance at beginning of year	$22	$9,684	$(1,562)	$(597)	$(185)	$7,362	$409	$7,771
Comprehensive income/(loss)
Net income/(loss)	—	—	(14,766)	—	—	(14,766)	(58)	(14,824)
Foreign curr. translation (net of $65 of tax)	—	—	—	(5,575)	—	(5,575)	(1)	(5,576)
Net gain/(loss) on derivative instruments (net of $18 of tax benefit)	—	—	—	(334)	—	(334)	(6)	(340)
Employee benefit related (net of $44 of tax benefit & other)	—	—	—	(3,575)	—	(3,575)	—	(3,575)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	(42)	—	(42)	—	(42)
Comprehensive income/(loss)						(24,292)	(65)	(24,357)
Adoption of the fair value option standard for financial assets and liabilities (net of $0 of tax)	—	—	12	—	—	12	—	12
Common Stock issued for debt conversion, employee benefit plans, and other	2	1,191	—	—	—	1,193	—	1,193
ESOP loan, treasury stock/other	—	—	—	—	4	4	6	10
Cash dividends	—	—	—	—	—	—	—	—
Balance at end of year	$24	$10,875	$(16,316)	$(10,123)	$(181)	$(15,721)	$350	$(15,371)
YEAR ENDED DECEMBER 31, 2009
Balance at beginning of year	$24	$10,875	$(16,316)	$(10,123)	$(181)	$(15,721)	$350	$(15,371)
Comprehensive income/(loss)
Net income/(loss)	—	—	2,717	—	—	2,717	—	2,717
Foreign curr. translation (net of $65 of tax)	—	—	—	2,235	—	2,235	—	2,235
Net gain/(loss) on derivative instruments (net of $0 of tax)	—	—	—	(127)	—	(127)	—	(127)
Employee benefit related (net of $302 of tax benefit & other)	—	—	—	(2,851)	—	(2,851)	—	(2,851)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	2	—	2	—	2
Comprehensive income/(loss)						1,976	—	1,976
Common Stock issued for debt conversion, employee benefit plans, and other	10	5,911	—	—	—	5,921	—	5,921
Impact of deconsolidation of AutoAlliance International, Inc. ("AAI")	—	—	—	—	—	—	(269)	(269)
ESOP loan, treasury stock/other	—	—	—	—	4	4	(40)	(36)
Cash dividends	—	—	—	—	—	—	(3)	(3)
Balance at end of year	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$38	$(7,782)
YEAR ENDED DECEMBER 31, 2010
Balance at beginning of year	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$38	$(7,782)
Comprehensive income/(loss)
Net income/(loss)	—	—	6,561	—	—	6,561	(4)	6,557
Foreign curr. translation (net of $2 of tax)	—	—	—	(2,233)	—	(2,233)	(1)	(2,234)
Net gain/(loss) on derivative instruments (net of $0 of tax)	—	—	—	(24)	—	(24)	—	(24)
Employee benefit related (net of $222 of tax benefit & other)	—	—	—	(1,190)	—	(1,190)	—	(1,190)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	(2)	—	(2)	—	(2)
Comprehensive income/(loss)						3,112	(5)	3,107
Common Stock issued for debt conversion, employee benefit plans, and other	4	4,017	—	—	—	4,021	—	4,021
ESOP loan, treasury stock/other	—	—	—	—	14	14	—	14
Cash dividends	—	—	—	—	—	—	(2)	(2)
Balance at end of year	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Table of Contents

Footnote		Page

Note 1	Presentation	FS – 9
Note 2	Summary of Accounting Policies	FS – 13
Note 3	Recently Issued Accounting Standards	FS – 16
Note 4	Fair Value Measurements	FS – 17
Note 5	Restricted Cash	FS – 27
Note 6	Marketable and Other Securities	FS – 28
Note 7	Finance Receivables	FS – 29
Note 8	Net Investment in Operating Leases	FS – 36
Note 9	Allowance for Credit Losses	FS – 38
Note 10	Inventories	FS – 41
Note 11	Equity in Net Assets of Affiliated Companies	FS – 41
Note 12	Significant Unconsolidated Affiliates	FS – 42
Note 13	Variable Interest Entities	FS – 42
Note 14	Net Property and Lease Commitments	FS – 46
Note 15	Impairment of Long-Lived Assets	FS – 47
Note 16	Net Intangible Assets	FS – 48
Note 17	Accrued Liabilities and Deferred Revenue	FS – 49
Note 18	Retirement Benefits	FS – 49
Note 19	Debt and Commitments	FS – 66
Note 20	Other Income/(Loss)	FS – 79
Note 21	Share-Based Compensation	FS – 79
Note 22	Employee Separation Actions	FS – 83
Note 23	Income Taxes	FS – 84
Note 24	Held-For-Sale Operations, Discontinued Operations, Other Dispositions, and Acquisitions	FS – 87
Note 25	Capital Stock and Amounts Per Share	FS – 91
Note 26	Derivative Financial Instruments and Hedging Activities	FS – 94
Note 27	Operating Cash Flows	FS – 98
Note 28	Segment Information	FS – 99
Note 29	Geographic Information	FS – 103
Note 30	Selected Quarterly Financial Data	FS – 103
Note 31	Commitments and Contingencies	FS – 104

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated variable interest entities ("VIEs") of which we are the primary beneficiary, unless the context requires otherwise.

We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States.  We present the financial statements on a consolidated basis and on a sector basis for our Automotive and Financial Services sectors.  The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses.  We eliminate all intercompany items and transactions in the consolidated and sector balance sheets.  In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements.  These line items are reconciled below under "Reconciliations between Consolidated and Sector Financial Statements."

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

All held-for-sale assets and liabilities are excluded from the footnotes unless otherwise noted.  For information about our held-for-sale operations see Note 24.

In the first quarter of 2009, our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") recorded a $630 million cumulative adjustment to correct for the overstatement of Financial Services sector cash and cash equivalents and certain accounts payable that originated in prior periods.  The impact on previously-issued annual and interim financial statements was not material.

Adoption of New Accounting Standards

Financing Receivables.  During the fourth quarter of 2010, we adopted the new accounting standard requiring expanded disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new standard requires disaggregation of disclosures by portfolio segment or by class of financing receivable, and provides additional implementation guidance for determining the level of disaggregation of information.  The standard also requires new disclosures on credit quality indicators, and past due information and modifications of financing receivables.  Refer to Notes 7 and 9 for further disclosure regarding our finance receivables.

Fair Value Measurements.  During the first quarter of 2010, we adopted the new accounting standard on fair value measurements which both requires new disclosures and clarifies existing disclosure requirements.  The standard requires assets and liabilities measured at fair value to be further disaggregated by class in the disclosures.  The standard also requires expanded disclosures about the valuation techniques and inputs used to measure fair value.  Refer to Notes 4 and 18 for further information regarding our fair value measurements.

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

Variable Interest Entities.  On January 1, 2010, we adopted the new accounting standard on variable interest entities.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.

In applying this new standard, we deconsolidated certain Automotive joint ventures previously consolidated because we lacked the power to direct the activities of the VIEs that most significantly impacted the VIEs' economic performance.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

The most significant Automotive joint ventures deconsolidated were Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") and AutoAlliance, Inc. ("AAI").  Ford Otosan is a joint venture in Turkey between Ford (41% partner), Koc Group of Turkey (41% partner), and public investors (18%).  AAI is a joint venture between Ford (50% partner) and Mazda Motor Corporation ("Mazda") (50% partner) in North America.  We concluded in each case that the power to direct the activities that most significantly impact the entity's economic performance were shared equally among unrelated parties.  As a result, we account for the ownership in each of these joint ventures as equity method investments.  The new accounting standard did not result in a change in the deconsolidation or consolidation of any entities within our Financial Services sector.  Refer to Note 13 for further information regarding our VIEs.  We retrospectively adopted this new accounting standard and revised our prior year financial statements.  Retrospective application resulted in a change to the presentation of our balance sheet but had no impact on our net income.

Convertible Debt Instruments.  We adopted the new standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) on January 1, 2009.  The standard specifies that issuers of convertible debt securities that, upon conversion, may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.  We have applied retrospectively the standard to all periods presented for our 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes") issued in December 2006.

The following financial statement line items from our sector statement of operations and sector balance sheet were affected by implementation of the change in accounting for convertible debt instruments (in millions, except per share information).  The "revised" and "as originally reported" numbers in the following tables also assume the retrospective application of the new accounting standard on VIE consolidation.

Statement of Operations	Revised 2008	As Originally Reported 2008	Effect of Change
Automotive interest expense	$1,993	$1,870	$(123)
Automotive interest income and other non-operating income/(expense), net	(713)	(742)	29
Income/(Loss) from continuing operations attributable to Ford Motor Company	(14,775)	(14,681)	(94)
Net income/(loss) attributable to Ford Motor Company	(14,766)	(14,672)	(94)
Earnings per share attributable to Ford Motor Company	(6.50)	(6.46)	(0.04)

Statement of Equity	Revised December 31, 2008	As Originally Reported December 31, 2008	Effect of Change
Capital in excess of par value of stock	$10,875	$9,076	$1,799
Accumulated other comprehensive income/(loss)	(10,123)	(10,084)	(39)
Retained earnings/(Accumulated deficit)	(16,316)	(16,145)	(171)

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The amount of total assets and total liabilities in our sector balance sheet differ from the amounts in our consolidated balance sheet by $1,106 million and $2,966 million at December 31, 2010 and 2009, respectively.  As shown in the table below, the difference is the result of a reclassification for netting of deferred income tax assets and liabilities (in millions):

	December 31, 2010	December 31, 2009
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$359	$479
Automotive sector non-current deferred income tax assets	2,468	5,660
Financial Services sector deferred income tax assets*	282	306
Total	3,109	6,445
Reclassification for netting of deferred income taxes	(1,106)	(2,966)
Consolidated balance sheet presentation of deferred income tax assets	$2,003	$3,479

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$392	$3,091
Automotive sector non-current deferred income tax liabilities	344	561
Financial Services sector deferred income tax liabilities	1,505	1,735
Total	2,241	5,387
Reclassification for netting of deferred income taxes	(1,106)	(2,966)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,135	$2,421
__________
*     Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Debt Reduction Actions

From 2008 through 2010, we completed numerous financing transactions designed to improve our balance sheet, including the repurchase of Automotive and Financial Services debt.  The transactions involved, among other things, the repurchase of Automotive sector debt by the Financial Services sector and the repurchase of Financial Services sector debt by the Automotive sector.  Because of the intercompany impacts, the transactions have been recorded differently in the consolidated and sector balance sheets.  There also are differences in the way the transactions have been recorded in the consolidated and sector statements of cash flows.  See the table below for the reconciliation between total sector and consolidated cash flows.

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009, we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million.  We recognized a gain on extinguishment of debt of $68 million on the transactions, recorded in Automotive interest income and other non-operating income/(expense), net.  During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million.  We recorded a gain on extinguishment of debt of $9 million on the transaction, in Automotive interest income and other non-operating income/(expense), net.  As of December 31, 2010, approximately $780 million of the debt purchased has matured, and $267 million was repurchased from us by Ford Credit.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $201 million and $646 million at December 31, 2010 and 2009, respectively.  On our sector balance sheet, the debt is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Financial Services Acquisition of Automotive Debt.  During the second quarter of 2010, Ford Credit acquired $1.3 billion principal amount of Note A owed by Ford (and recorded as Automotive debt) to the UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust") (see "Notes Due to UAW VEBA Trust" within the Automotive sector section of Note 19 for further discussion) for a cost of $1.3 billion.  This transaction settled on June 30, 2010, following which Ford Credit immediately transferred the repurchased note to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

During 2009, the Financial Services sector acquired $2.2 billion principal amount of Automotive secured term loan and $3.4 billion principal amount of Automotive unsecured debt securities for a total of $2.2 billion of cash.  The debt was then distributed to Ford Holdings, whereupon it was forgiven, or used in satisfaction of Ford Credit's tax liabilities owed to us under our tax-sharing agreement.  The debt acquired is no longer outstanding.  We recorded gains on the extinguishment of debt (net of unamortized discounts, premiums and fees, and transaction costs) of $3.3 billion in Automotive interest income and other non-operating income/(expense), net.  See Note 19 for further discussion of these transactions.  See the table below for the reconciliation between total sector and consolidated cash flows.

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from wholesale receivables, finance receivables and debt reduction actions differently on our sector and consolidated statements of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	2010	2009	2008
Automotive cash flows from operating activities of continuing operations	$6,363	$2,874	$(12,606)
Financial Services cash flows from operating activities of continuing operations	3,798	5,805	9,189
Total sector cash flows from operating activities of continuing operations	10,161	8,679	(3,417)
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(46)	5,542	2,736
Finance receivables (b)	62	129	418
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (Note 19) (c)	1,300	—	—
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	1,127	—
Consolidated cash flows from operating activities of continuing operations	$11,477	$15,477	$(263)

Automotive cash flows from investing activities of continuing operations	$577	$(10,958)	$(1,483)
Financial Services cash flows from investing activities of continuing operations	9,256	22,078	525
Total sector cash flows from investing activities of continuing operations	9,833	11,120	(958)
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	46	(5,542)	(2,736)
Finance receivables (b)	(62)	(129)	(418)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	(454)	155	424
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	1,091	—
Elimination of investing activity to/(from) Financial Services in consolidation	(2,455)	(76)	749
Consolidated cash flows from investing activities of continuing operations	$6,908	$6,619	$(2,939)

Automotive cash flows from financing activities of continuing operations	$(10,476)	$11,551	$149
Financial Services cash flows from financing activities of continuing operations	(15,554)	(32,084)	(8,148)
Total sector cash flows from financing activities of continuing operations	(26,030)	(20,533)	(7,999)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	454	(155)	(424)
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	(1,091)	—
Reclassifications from operating to financing cash flows:
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	(1,127)	—
Payments on notes to the UAW VEBA Trust (Note 19) (c)	(1,300)	—	—
Elimination of financing activity to/(from) Financial Services in consolidation	2,455	76	(749)
Consolidated cash flows from financing activities of continuing operations	$(24,421)	$(22,830)	$(9,172)
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

(c)  See "Notes Due to UAW VEBA Trust" section of Note 19 for further discussion of this transaction.  Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)  See "Debt Repurchases" within the "Public Unsecured Debt Securities" section and "2009 Secured Term Loan Actions" within the "Secured Term Loan and Revolving Loan" section of Note 19 for further discussion of these transactions.  Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and either investing or operating activities on the sector statement of cash flows.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business.  We formally documented certain long-standing business practices with Ford Credit, our indirect wholly-owned subsidiary, in a 2001 agreement that was amended in 2006.  Additional detail regarding certain transactions and the effect on each sector's balance sheet at December 31 is shown below (in billions):

	2010		2009
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$3.4		$3.9
Unearned interest supplements and residual support (b)		(2.7)		(3.0)
Wholesale receivables/Other (c)		0.5		0.6
Net investment in operating leases (d)		0.6		0.5
Other assets (e)		0.3		0.5
Intersector receivables/(payables) (f)	$ 1.9	(1.9)	$ 2.6	(2.6)
__________
(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.  These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)
As of January 1, 2008, to reduce ongoing obligations to Ford Credit and to be consistent with general industry practice, we began paying interest supplements and residual value support to Ford Credit at the time Ford Credit originated eligible contracts with retail customers.

(c)
Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.  The consolidated subsidiaries include dealerships that are partially or wholly owned by Ford and consolidated as VIEs, and also certain overseas affiliates.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees.
(e)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector's obligation to repurchase such vehicles from daily rental car companies.  These vehicles are subsequently sold at auction.

(f)	Amounts owed to the Automotive sector by Financial Services sector, or vice versa, largely related to our tax sharing agreement.

Additionally, amounts recorded as revenue by the Financial Services sector for retail and lease supplements for special financing and leasing programs were $3.2 billion, $3.7 billion, and $4.8 billion in 2010, 2009, and 2008, respectively.  The Automotive sector had accrued in Accrued liabilities and deferred revenue $269 million and $1 billion for interest supplements at December 31, 2010 and 2009, respectively, and about $26 million and about $180 million for residual-value supplements at December 31, 2010 and 2009, respectively.  These amounts will be paid to Ford Credit over the term of the related finance contracts.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars using end-of-period exchange rates and any resulting translation adjustments are reported in Accumulated other comprehensive income/(loss).  Upon sale or liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Increases/(Decreases) in Accumulated other comprehensive income/(loss) resulting from translation adjustments were as follows (in billions):

	2010	2009	2008
Beginning of year: foreign currency translation	$1.6	$(0.6)	$5.0
Adjustments due to change in net assets of foreign subsidiaries	(0.5)	1.9	(3.8)
Deferred translation (gains)/losses reclassified to net income*	(1.7)	0.3	(1.8)
Total translation adjustments (net of taxes)	(2.2)	2.2	(5.6)
End of year: foreign currency translation	$(0.6)	$1.6	$(0.6)
______
*  The adjustment for 2010 primarily relates to the sale of Volvo; the adjustment for 2008 primarily relates to the sale of Jaguar Land Rover and a portion of our stake in Mazda Motor Corporation ("Mazda").

Gains or losses arising from transactions denominated in currencies other than the affiliate's functional currency, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities are reported in the same category as the underlying transaction.  The net after-tax gain/(loss) of this activity for 2010, 2009, and 2008 was $59 million, $(741) million, and $934 million, respectively.

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for parts and accessories and receivables related to in-transit vehicles.  Trade receivables are initially recorded at the transaction amount.  We record an allowance for doubtful accounts representing our estimate of the probable losses inherent in trade receivables at the date of the balance sheet.  At every reporting period, we assess the adequacy of our allowance for doubtful accounts taking into consideration recoveries received during that period.  Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales on our statement of operations.  Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Revenue Recognition — Automotive Sector

Automotive sales consist primarily of revenue generated from the sale of vehicles, parts and accessories.  Sales are recorded when all risks and rewards of ownership are transferred to our customers (generally dealers and distributors).  For the majority of our sales, this occurs when products are shipped from our manufacturing facilities or delivered to our customers.  When vehicles are shipped to customers or vehicle modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.  When we give our dealers the right to return eligible parts for credit, we reduce the related revenue for expected returns.

We sell vehicles to daily rental companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive sales over an average term of 8 months, using a straight-line method.  The cost of the vehicles is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  At December 31, 2010 and 2009, we recorded $1.4 billion and $2.5 billion as deferred revenue, respectively.  See Note 8 for additional information.

Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition — Financial Services Sector

Revenue from finance receivables (including direct financing leases) is recognized using the interest method.  Certain origination costs on receivables are deferred and amortized, over the term of the related receivable as a reduction to revenue.  Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease.  Initial direct costs related to leases are deferred and amortized over the term of the lease as a reduction to revenue.  The accrual of interest on receivables and revenue on operating leases is discontinued at the time an account is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due.

Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Financial Services other income/(loss), net.

Retail and Lease Incentives

We offer special retail and lease incentives to dealers' customers who choose to finance or lease Ford-brand vehicles from Ford Credit.  The estimated cost for these incentives is recorded as a revenue reduction to Automotive sales when the vehicle is sold to the dealer.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer.  The Financial Services sector recognizes income for the special financing and leasing programs consistent with the earnings process of the underlying receivable or operating lease.

Sales and Marketing Incentives

Sales and marketing incentives generally are recognized by the Automotive sector as revenue reductions in Automotive sales.  The incentives take the form of customer and/or dealer cash payments.  The reduction to revenue is accrued at the later of the date the related vehicle is sold or the date the incentive program is both approved and communicated.  We generally estimate these accruals using incentive programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.

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

Raw Material Arrangements

We negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers.  These raw material arrangements, which take place independently of any purchase orders being issued to our suppliers, are negotiated at arms' length and do not involve volume guarantees.  When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the raw material and the income from the subsequent sale to the supplier in Automotive cost of sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Government Grants and Loan Incentives

We receive incentives from domestic and foreign governments in the form of tax rebates or credits, loans and grants.  Incentives are recorded in the financial statements in accordance with their purpose, either as a reduction of expense or a reduction of the cost of the capital investment.  The benefit of these incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.

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

	2010	2009	2008
Engineering, research and development	$5.0	$4.7	$7.1
Advertising	3.9	3.2	4.5

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

NOTE 3.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Financial Services – Insurance. In October 2010, the Financial Accounting Standards Board ("FASB") issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Business Combinations. In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for us as of January 1, 2011 and we do not expect it will have a material impact on our financial condition, results of operations, and financial statement disclosures.

Exposure Drafts.  As of December 31, 2010, the FASB issued several exposure drafts proposing new accounting guidance for financial instruments, presentation of the statement of comprehensive income, revenue recognition, balance sheet presentation, fair value measurements, and leases.  Although the proposed standards are subject to re-deliberations and finalization by the FASB, if adopted as proposed, these standards could require material changes to our financial condition, results of operations, and financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements at fair value.  The fair value of finance receivables and debt, together with the related carrying value, is disclosed in Notes 7 and 19, respectively.  Certain other assets and liabilities are measured at fair value on a nonrecurring basis and vary based on specific circumstances such as impairments.

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
●	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
●	Level 3 – inputs include data not observable in the market and reflect management's judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

Valuation Methodologies

Cash Equivalents and Marketable Securities.  Highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents.  Investments in securities with a maturity date greater than 90 days at the date of purchase are classified as Marketable securities.  Time deposits, certificates of deposit, and money market accounts are reported at par value, which approximates fair value.  For other investment securities, we generally measure fair value based on a market approach using prices obtained from pricing services.  We review all pricing data for reasonability and observability of inputs.  Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value.  In certain cases, when observable pricing data is not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Derivative Financial Instruments.  Our derivatives are over-the-counter customized derivative transactions and are not exchange traded.  We estimate the fair value of these instruments based on an income approach using industry standard valuation models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.  The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.  The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty, considering the master netting agreements and posted collateral.  We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we develop assumptions (e.g., Black Scholes) which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity or for longer-dated instruments.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the swap cash flows based on historical pre-payment speeds.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Finance Receivables.  We generally estimate the fair value of finance receivables based on an income approach using internal valuation models.  These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest).  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed, and the discount rate.  Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical prepayment speeds.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	224	—	224
Government –non-U.S.	—	133	—	133
Foreign government agencies/Corporate debt (b)	—	1,818	—	1,818
Total cash equivalents – financial instruments	—	2,175	—	2,175
Marketable securities (c)
U.S. government	2,718	—	—	2,718
U.S. government-sponsored enterprises	—	4,809	—	4,809
Foreign government agencies/Corporate debt (b)	—	3,732	1	3,733
Mortgage-backed and other asset-backed	—	20	—	20
Equity	203	—	—	203
Government –non-U.S.	—	818	1	819
Other liquid investments (d)	—	1,704	—	1,704
Total marketable securities	2,921	11,083	2	14,006
Derivative financial instruments
Foreign exchange contracts	—	58	—	58
Commodity contracts	—	36	33	69
Other – warrants	—	—	5	5
Total derivative financial instruments (e)	—	94	38	132
Total assets at fair value	$2,921	$13,352	$40	$16,313
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$93	$—	$93
Commodity contracts	—	6	—	6
Total derivative financial instruments (e)	—	99	—	99
Total liabilities at fair value	$—	$99	$—	$99
______
(a)
"Cash equivalents" exclude time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $2.2 billion as of December 31, 2010 for the Automotive sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $203 million as of December 31, 2010; see Note 1 for additional detail.

(d)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 26 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Government –non-U.S.	—	323	—	323
Foreign government agencies/Corporate debt (b)	—	300	—	300
Total cash equivalents – financial instruments	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Foreign government agencies/Corporate debt (b)	—	1,553	1	1,554
Mortgage-backed	—	177	—	177
Government –non-U.S.	—	364	—	364
Other liquid investments (c)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments (d)
Interest rate contracts	—	1,035	177	1,212
Foreign exchange contracts	—	24	—	24
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments	—	1,084	177	1,261
Total assets at fair value	$1,680	$6,944	$178	$8,802
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$134	$195	$329
Foreign exchange contracts	—	73	—	73
Cross-currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments	—	325	266	591
Total liabilities at fair value	$—	$325	$266	$591
______
(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $5.7 billion as of December 31, 2010 for the Financial Services sector, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issues by supranational institutions.
(c)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(d)	See Note 26 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$30	$—	$—	$30
U.S. government-sponsored enterprises	—	949	—	949
Government –non-U.S.	—	238	—	238
Foreign government agencies/Corporate debt (b)	—	2,557	—	2,557
Total cash equivalents – financial instruments	30	3,744	—	3,774
Marketable securities(c)
U.S. government	9,130	—	—	9,130
U.S. government-sponsored enterprises	—	2,408	—	2,408
Foreign government agencies/Corporate debt (b)	—	414	8	422
Mortgage-backed and other asset-backed	—	191	17	208
Equity	477	—	—	477
Government –non-U.S.	—	977	—	977
Other liquid investments (d)	—	901	—	901
Total marketable securities	9,607	4,891	25	14,523
Derivative financial instruments (e)
Foreign exchange contracts	—	59	—	59
Commodity contracts	—	8	7	15
Other - warrants	—	—	2	2
Total derivative financial instruments	—	67	9	76
Total assets at fair value	$9,637	$8,702	$34	$18,373
Liabilities
Derivative financial instruments (e)
Foreign exchange contracts	$—	$85	$—	$85
Commodity contracts	—	54	—	54
Total derivative financial instruments	—	139	—	139
Total liabilities at fair value	$—	$139	$—	$139
______
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

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(c)
Marketable securities excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $646 million and an estimated fair value of $656 million as of December 31, 2009; see Note 1 for additional detail.

(d)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(e)	See Note 26 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$75	$—	$—	$75
U.S. government-sponsored enterprises	—	400	—	400
Government - non-U.S.	—	29	—	29
Foreign government agencies/Corporate debt (b).	—	75	—	75
Total cash equivalents – financial instruments	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
U.S. government-sponsored enterprises	—	1,098	—	1,098
Foreign government agencies/Corporate debt (b)	—	159	4	163
Mortgage-backed	—	237	—	237
Government –non-U.S.	—	65	—	65
Other liquid investments (c)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,234	420	1,654
Foreign exchange contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,459	420	1,879
Retained interest in securitized assets (d)	—	—	26	26
Total assets at fair value	$5,331	$3,567	$450	$9,348
Liabilities
Derivative financial instruments (e)
Interest rate contracts	$—	$409	$437	$846
Foreign exchange contracts	—	46	—	46
Cross-currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	599	575	1,174
Total liabilities at fair value	$—	$599	$575	$1,174
______
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

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(c)	Other liquid investments include certificates of deposit and time deposits with a maturity of more than 90 days at date of purchase.
(d)	Retained interest in securitized assets is reported in Other assets on our consolidated balance sheet.
(e)	See Note 26 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending December 31 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at December 31, 2010	Change In Unrealized Gains/ (Losses) on Instruments Still Held
Automotive Sector
Marketable securities
Foreign government agencies/ Corporate debt	$8	$—	$3	$(10)	$1	$—
Mortgage-backed and other asset-backed	17	(1)	(16)	—	—	—
Government –non-U.S.	—	—	1	—	1	—
Total marketable securities	25	(1)	(12)	(10)	2	—
Derivative financial instruments, net	9	41	(12)	—	38	29
Total Level 3 fair value	$34	$40	$(24)	$(10)	$40	$29

Financial Services Sector
Marketable securities - Foreign government agencies/ Corporate debt	$4	$(4)	$11	$(10)	$1	$—
Derivative financial instruments, net	(155)	(97)	164	(1)	(89)	64
Retained interest in securitized assets	26	(1)	(25)	—	—	—
Total Level 3 fair value	$(125)	$(102)	$150	$(11)	$(88)	$64
______
(a)	Includes option premiums (paid)/received on options traded during the period.
(b)
Represents transfers out due to the availability of observable data for $20 million of marketable securities due to increase in market activity for these securities and $1 million due to shorter duration of derivative financial instruments.  Transfers in and transfers out represent the value at the end of the reporting period.

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at December 31, 2009	Change In Unrealized Gains/ (Losses) on Instruments Still Held
Automotive Sector
Marketable securities
Foreign government agencies/ Corporate debt	$26	$(19)	$1	$—	$8	$—
Mortgage-backed and other asset-backed	123	—	(73)	(33)	17	2
Equity	1	—	—	(1)	—	—
Total marketable securities	150	(19)	(72)	(34)	25	2
Derivative financial instruments, net	(32)	(5)	46	—	9	5
Total Level 3 fair value	$118	$(24)	$(26)	$(34)	$34	$7

Financial Services Sector
Marketable securities - Foreign government agencies/ Corporate debt	$5	$(1)	$—	$—	$4	$(1)
Derivative financial instruments, net	(74)	(87)	6	—	(155)	(70)
Retained interest in securitized assets	92	9	(75)	—	26	1
Total Level 3 fair value	$23	$(79)	$(69)	$—	$(125)	$(70)
______
(a)	Includes option premiums (paid)/received on options traded during the period.
(b)	"Transfers Into" represent the value at the end of the reporting period and "Transfers Out of" represent the value at the beginning of the reporting period.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2008
	Fair Value at January 1, 2008	Total Realized/ Unrealized Gains/ (Losses)	Net Purchases/ (Settlements) (a)	Net Transfers Into/(Out of) Level 3 (b)	Fair Value at December 31, 2008	Change In Unrealized Gains/ (Losses) on Instruments Still Held
Automotive Sector
Marketable securities
Foreign government agencies/ Corporate debt	$119	$(1)	$(24)	$(68)	$26	$(4)
Mortgage-backed and other asset-backed	82	(26)	47	20	123	(20)
Government –non-U.S.	—	(1)	1	—	—	—
Equity	—	—	—	1	1	—
Total marketable securities	201	(28)	24	(47)	150	(24)
Derivative financial instruments, net	257	(124)	(83)	(82)	(32)	(63)
Total Level 3 fair value	$458	$(152)	$(59)	$(129)	$118	$(87)

Financial Services Sector
Marketable securities - Foreign government agencies/ Corporate debt	$—	$—	$5	$—	$5	$—
Derivative financial instruments, net	(2)	8	(5)	(75)	(74)	(41)
Retained interest in securitized assets	653	49	(610)	—	92	(58)
Total Level 3 fair value	$651	$57	$(610)	$(75)	$23	$(99)
______
(a)	Includes option premiums (paid)/received on options traded during the period.
(b)	"Transfers Into" represent the value at the end of the reporting period and "Transfers Out of" represent the value at the beginning of the reporting period.

The following tables summarize the realized/unrealized gains/(losses) on Level 3 items by financial statement position for the years ended December 31 (in millions):

	2010
	Automotive Cost of Sales	Automotive Interest Income and Other Non- Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Financial Services Interest Expense	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(1)	$—	$—	$—	$(1)
Derivative financial instruments, net (b)	39	2	—	—	—	41
Total Automotive sector	$39	$1	$—	$—	$—	$40

Financial Services Sector
Marketable securities	$—	$—	$(4)	$—	$—	$(4)
Derivative financial instruments, net (b)	—	—	(91)	—	(6)	(97)
Retained interest in securitized assets	—	—	(3)	—	2	(1)
Total Financial Services sector	$—	$—	$(98)	$—	$(4)	$(102)
______
(a)	"Other Comprehensive Income/(Loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.
(b)	See Note 26 for detail on financial statement presentation by hedge designation.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2009
	Automotive Cost of Sales	Automotive Interest Income and Other Non- Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Financial Services Interest Expense	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$1	$—	$—	$(20)	$(19)
Derivative financial instruments, net (b)	(7)	2	—	—	—	(5)
Total Automotive sector	$(7)	$3	$—	$—	$(20)	$(24)

Financial Services Sector
Marketable securities	$—	$—	$(1)	$—	$—	$(1)
Derivative financial instruments, net (b)	—	—	(89)	—	2	(87)
Retained interest in securitized assets	—	—	9	—	—	9
Total Financial Services sector	$—	$—	$(81)	$—	$2	$(79)
______
(a)	"Other Comprehensive Income/(Loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.
(b)	See Note 26 for detail on financial statement presentation by hedge designation.

	2008
	Automotive Cost of Sales	Automotive Interest Income and Other Non- Operating Income/ (Loss), Net	Financial Services Other Income/ (Loss), Net	Financial Services Interest Expense	Other Comprehensive Income/ (Loss) (a)	Total Realized/ Unrealized Gains/ (Losses)
Automotive Sector
Marketable securities	$—	$(29)	$—	$—	$1	$(28)
Derivative financial instruments, net (b)	(119)	(5)	—	—	—	(124)
Total Automotive sector	$(119)	$(34)	$—	$—	$1	$(152)

Financial Services Sector
Marketable securities	$—	$—	$—	$—	$—	$—
Derivative financial instruments, net (b)	—	—	23	12	(27)	8
Retained interest in securitized assets	—	—	107	—	(58)	49
Total Financial Services sector	$—	$—	$130	$12	$(85)	$57
______
(a)	"Other Comprehensive Income/(Loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.
(b)	See Note 26 for detail on financial statement presentation by hedge designation.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the years ended December 31 that were still held on our balance sheet at December 31 (in millions):

	2010 (a)
	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables (b)	$—	$—	$82	$82
Dealer loans, net (b)	—	—	22	22
Total North America	—	—	104	104
International
Retail receivables (b)	—	—	45	45
Total International	—	—	45	45
Total Financial Services sector	$—	$—	$149	$149
______
(a)	There were no material Automotive sector nonrecurring fair value measurements subsequent to initial recognition recorded during the year ended December 31, 2010.
(b)
Finance receivables, including retail accounts that have been charged off and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell.  The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property.  See Note 9 for additional information related to the development of Ford Credit's allowance for credit losses.

	2009
	Level 1	Level 2	Level 3	Total
Automotive Sector (a)
First Aquitaine Industries SAS ("First Aquitaine") investment (b)	$—	$—	$241	$241
U.S. consolidated dealership investment (c)	—	—	—	—
Total Automotive sector	$—	$—	$241	$241

Financial Services Sector
North America
Retail receivables (d)	$—	$—	$80	$80
Dealer loans, net (d)	—	12	19	31
Total North America	—	12	99	111
International
Retail receivables (d)	—	—	71	71
Total International	—	—	71	71
Total Financial Services sector	$—	$12	$170	$182
______
(a)	See Note 24 for discussion of our held-for-sale impairment of Volvo.
(b)
During the second quarter of 2009, we recorded an other-than-temporary impairment of our investment in the Bordeaux automatic transmission plant.  The fair value measurement used to determine the impairment was based on the cost approach and considered the condition of the plant's fixed assets.  See Note 24 for additional information related to our acquisition of the plant during 2010.

(c)
During the first quarter of 2009, we recorded an other-than-temporary impairment of our investment in our U.S. consolidated dealerships.  The fair value measurement used to determine the impairment was based on the market approach and reflected anticipated proceeds, expected to be de minimis.  The fair value of our investment was classified in Level 2 of our fair-value hierarchy.

(d)
Finance receivables, including retail accounts that have been charged off and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell.  The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property.  See Note 9 for additional information related to the development of Ford Credit's allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended December 31, related to items still held on our balance sheet at December 31 (in millions):

	Total Gains / (Losses)
	2010	2009	2008
Automotive Sector
First Aquitaine investment (a)	$—	$(79)	$—
U.S. consolidated dealership investment (a)	—	(78)	(88)
North America net property (b)	—	—	(5,300)
Held-for-sale operations (c)	—	—	(18)
Total Automotive sector	$—	$(157)	$(5,406)

Financial Services Sector
North America
Retail receivables (d)	$(29)	$(24)	$(51)
Dealer loans, net (d)	(3)	(1)	—
Net investment in certain operating leases (e)	—	—	(2,086)
Total North America	(32)	(25)	(2,137)
International
Retail receivables (d)	(25)	(141)	(23)
Total International	(25)	(141)	(23)
Total Financial Services sector	$(57)	$(166)	$(2,160)
______
(a)	Other-than-temporary impairments of investments are recorded in Automotive cost of sales.
(b)
During the second quarter of 2008, we recorded an impairment related to Ford North America held-and-used long-lived assets in Automotive cost of sales.  See Note 15 for additional discussion of this impairment.

(c)
We recorded a held-for-sale impairment related to the Automotive Components Holdings, LLC ("ACH") Milan plant during the second quarter of 2008.  See Note 24 for additional discussion of this impairment.

(d)
Fair value changes related to retail finance receivables that have been charged off or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

(e)
An impairment charge was recorded during the second quarter of 2008 related to certain vehicle lines in Ford Credit's North America operating lease portfolio in Selling, administrative and other expenses on our consolidated statement of operations and in Financial Services depreciation on our sector statement of operations.  See Note 15 for additional discussion of this impairment.

NOTE 5.  RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded as restricted in Other assets on our balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required to be held against loans from the European Investment Bank ("EIB") and cash collateral required for bank guarantees.  Additionally, restricted cash includes various escrow agreements related to insurance, customs, environmental matters, and contractual obligations related to the sale or disposition of a business.  Our Financial Services sector restricted cash balances primarily include cash collateral required to be held against loans from the EIB and cash held to meet certain local governmental and regulatory reserve requirements.

Restricted cash does not include required minimum balances, or cash securing debt issued through securitization transactions ("securitization cash").  See Note 19 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006 ("Credit Agreement"), and securitization cash.

Restricted cash reflected on our balance sheet at December 31 was as follows (in millions):

	2010	2009
Automotive sector	$433	$713
Financial Services sector	298	335
Total Company	$731	$1,048

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  MARKETABLE AND OTHER SECURITIES

We hold various investments classified as marketable securities, including U.S. government and non-U.S. government securities, foreign government agencies, corporate obligations and equities, and asset-backed securities.  Highly-liquid investments with a maturity of 90 days or less at the date of purchase are classified in Cash and cash equivalents.  Investment securities with a maturity date greater than 90 days at the date of the security's acquisition are classified as Marketable securities.

We elect to record marketable securities at fair value.  Unrealized gains and losses are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services income/(loss), net.  Realized gains and losses are accounted for using the specific identification method.  See Note 4 for information regarding how we determine the fair value of marketable securities.

Investments in Marketable Securities

Investments in marketable securities at December 31 were as follows (in millions):

	2010		2009
	Fair Value	Unrealized Gains/(Losses) (a)	Fair Value	Unrealized Gains/(Losses) (a)
Automotive sector (b)	$14,207	$34	$15,169	$141
Financial Services sector	6,759	4	6,864	14
Intersector elimination (b)	(201)	—	(646)	—
Total Company	$20,765	$38	$21,387	$155
__________
(a)	Unrealized gains/(losses) for period related to instruments still held.
(b)
"Fair Value" reflects an investment in Ford Credit debt securities shown at a carrying value of $201 million and $646 million (estimated fair value of which is $203 million and $656 million) at December 31, 2010 and 2009, respectively.  See Note 1 for additional detail.

Included in Automotive sector marketable securities above is our investment in Mazda.  In the fourth quarter of 2010, we sold 133 million shares of Mazda for net proceeds of $372 million.  We continue to own 62 million shares of Mazda, representing a 3.5% ownership interest.  The fair value of our investment in Mazda at December 31, 2010 and 2009 was $179 million and $447 million, respectively.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and included in Other assets.  These cost method investments were as follows at December 31 (in millions):

	2010	2009
Automotive sector	$92	$96
Financial Services sector	5	5
Total Company	$97	$101

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES

Automotive Sector

Our Automotive sector holds notes receivables, which consist primarily of loans with certain suppliers and a loan with Geely Sweden AB, a subsidiary of Zhejiang Geely Holding Group, Limited (see Note 24).  Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor.  Notes receivable are initially recorded at fair value and are subsequently measured at amortized cost.  The notes receivable are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Notes receivable, net at December 31 were as follows (in millions):

	2010	2009
Notes receivable	$344	$268
Less: Allowance for credit losses	(120)	(192)
Notes receivable, net	$224	$76

Financial Services Sector

Ford Credit segments their North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables.  The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment – Receivables in this portfolio segment relate to products offered to individuals and businesses that finance the acquisition of Ford vehicles from dealers for personal or commercial use.  The products include:
●	Retail financing – retail installment contracts for new and used vehicles
●	Direct financing leases – direct financing leases with retail customers, government entities, daily rental companies, and fleet customers

Non-Consumer Segment – Receivables in this portfolio segment relate to products offered to dealers.  The products include:
●	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing
●	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities
●	Other financing – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses.  Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs.  At December 31, 2010, the recorded investment in Ford Credit's finance receivables excluded $176 million of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Finance receivables, net at December 31, were as follows (in millions):

	2010			2009
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer:
Retail, gross	$39,129	$9,436	$48,565	$42,252	$12,015	$54,267
Less: Unearned interest supplements	(1,580)	(289)	(1,869)	(1,510)	(401)	(1,911)
Retail	37,549	9,147	46,696	40,742	11,614	52,356
Direct financing leases, gross	17	3,011	3,028	79	3,883	3,962
Less: Unearned interest supplements	—	(84)	(84)	—	(83)	(83)
Direct financing leases	17	2,927	2,944	79	3,800	3,879
Consumer finance receivables	$37,566	$12,074	$49,640	$40,821	$15,414	$56,235

Non-consumer:
Wholesale	$13,273	$8,851	$22,124	$13,347	$9,023	$22,370
Dealer loans	1,117	33	1,150	1,310	42	1,352
Other	738	390	1,128	656	443	1,099
Non-consumer finance receivables	15,128	9,274	24,402	15,313	9,508	$24,821
Total recorded investment	$52,694	$21,348	$74,042	$56,134	$24,922	$81,056

Recorded investment in finance receivables	$52,694	$21,348	$74,042	$56,134	$24,922	$81,056
Less: Allowance for credit losses	(625)	(152)	(777)	(1,123)	(228)	(1,351)
Finance receivables, net	$52,069	$21,196	$73,265	$55,011	$24,694	$79,705

Net finance receivables subject to fair value *			$70,318			$75,812
Fair value			72,021			77,028

Finance receivables, net – sector balance sheet			$73,265			$79,705
Reclassification of notes receivable, net from Automotive sector Other receivables, net and Other assets			224			76
Reclassification of receivables purchased from Automotive sector to Other receivables, net			(3,419)			(3,889)
Finance receivables, net – consolidated balance sheet			$70,070			$75,892
__________

*At December 31, 2010 and 2009, excludes $2.9 billion and $3.9 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Included in the recorded investment in finance receivables at December 31, 2010 and 2009 were $28.7 billion and $35 billion of North America consumer receivables, $12.8 billion and $12.6 billion of non-consumer receivables, International consumer receivables of $7.6 billion and $9.9 billion and non-consumer receivables of $5.9 billion and $6.9 billion, respectively, that secure certain debt obligations.  The cash flows generated from collection of these receivables can be used only for payment of the related debt and obligations; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors (see Notes 13 and 19).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2010 reflect contractual repayments due from the borrower reported in the maturity category in which the payment is due and are as follows (in millions):

	Due in Year Ending December 31,
	2011	2012	2013	Thereafter	Total
North America
Consumer:
Retail, gross	$13,051	$10,622	$7,434	$8,022	$39,129
Direct financing leases, gross	16	1	—	—	17
Non-consumer:
Wholesale	12,999	274	—	—	13,273
Dealer loans	358	128	189	442	1,117
Other	724	4	4	6	738
Total North America	$27,148	$11,029	$7,627	$8,470	$54,274

International
Consumer:
Retail, gross	$4,340	$2,708	$1,773	$615	$9,436
Direct financing leases, gross	1,648	516	475	372	3,011
Non-consumer:
Wholesale	7,708	1,066	75	2	8,851
Dealer loans	9	12	—	12	33
Other	390	—	—	—	390
Total International	$14,095	$4,302	$2,323	$1,001	$21,721

Experience indicates that a portion of the portfolio is repaid before the contractual maturity dates.

Investments in direct financing leases, which are included in consumer receivables, were as follows at December 31 (in millions):

	2010			2009
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$8	$1,980	$1,988	$40	$2,469	$2,509
Initial direct costs	—	19	19	—	23	23
Estimated residual values	10	1,256	1,266	43	1,738	1,781
Less: Unearned income	(1)	(244)	(245)	(4)	(347)	(351)
Less: Unearned interest supplements	—	(84)	(84)	—	(83)	(83)
Recorded investment in direct financing leases	17	2,927	2,944	79	3,800	3,879
Less: Allowance for credit losses	(1)	(17)	(18)	(3)	(27)	(30)
Net investment in direct financing leases	$16	$2,910	$2,926	$76	$3,773	$3,849

At December 31, 2010, future minimum rentals from North America direct financing leases were as follows (in millions):  2011 - $7; 2012 - $1; thereafter - $0.

At December 31, 2010, future minimum rentals from International direct financing leases were as follows (in millions): 2011 - $812; 2012 - $520; 2013 - $445; thereafter - $203.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Aging.  For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date.  The aging analysis of Ford Credit's finance receivables balances at December 31, 2010 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer:
Retail	$820	$87	$32	$82	$1,021	$36,528	$37,549
Direct financing leases	2	—	—	—	2	15	17
Non-consumer:
Wholesale	15	—	—	4	19	13,254	13,273
Dealer loans	20	—	—	29	49	1,068	1,117
Other	—	—	—	—	—	738	738
Sub-total	857	87	32	115	1,091	51,603	52,694

International
Consumer:
Retail	86	38	22	19	165	8,982	9,147
Direct financing leases	15	7	3	3	28	2,899	2,927
Non-consumer:
Wholesale	3	—	1	—	4	8,847	8,851
Dealer loans	—	—	—	—	—	33	33
Other	—	—	—	—	—	390	390
Sub-total	104	45	26	22	197	21,151	21,348
Total recorded investment in finance receivables	$961	$132	$58	$137	$1,288	$72,754	$74,042

Consumer Credit Quality.  When originating all classes of consumer finance receivables, Ford Credit uses a proprietary scoring system that measures the credit quality of the related receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to its proprietary scoring system, Ford Credit considers other individual consumer factors, such as employment history, financial stability, and capacity to pay.

Subsequent to origination, Ford Credit reviews the credit quality of retail and direct financing lease receivables based on customer payment activity.  As each customer develops a payment history, Ford Credit uses an internally developed behavioral scoring model to assist in determining the best collection strategies.  Based on data from this scoring model, contracts are categorized by collection risk.  Ford Credit's collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.  These models allow for more focused collection activity on higher risk accounts and are used to refine Ford Credit's risk-based staffing model to ensure collection resources are aligned with portfolio risk.

Credit quality ratings for Ford Credit's consumer finance receivables are categorized as follows:

●	Pass – receivables that are current to 60 days past due
●	Special Mention – receivables 61 to 120 days past due and in aggressive collection status
●	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables have already been charged-off, as measured using the fair value of the collateral

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer finance receivables portfolio at December 31, 2010 was as follows (in millions):

	Retail	Direct Financing Leases
North America
Pass	$37,348	$17
Special Mention	119	—
Substandard	82	—
Sub-total	37,549	17

International
Pass	9,068	2,914
Special Mention	60	10
Substandard	19	3
Sub-total	9,147	2,927
Total recorded investment in retail receivables and direct financing leases	$46,696	$2,944

Non-Consumer Credit Quality.  For all classes of non-consumer receivables, Ford Credit extends commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral securing the loan.  Ford Credit uses a proprietary model to assign each dealer a risk rating.  This model uses historical performance data to identify key factors about a dealer that Ford Credit considers significant in predicting a dealer's ability to meet its financial obligations.  Ford Credit also considers numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors.  A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.  Ford Credit regularly reviews its model to confirm the continued business significance and statistical predictability of the factors and updates the model to incorporate new factors or other information that improves its statistical predictability.  In addition, Ford Credit verifies the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Group III and Group IV) dealers.  Ford Credit performs a credit review of each dealer at least annually and adjusts the dealer's risk rating, if necessary.

Dealers are assigned to one of four groups according to risk rating as follows:

●	Group I – Dealers with strong to superior financial metrics
●	Group II – Dealers with fair to favorable financial metrics
●	Group III – Dealers with marginal to weak financial metrics
●	Group IV – Dealers with poor financial metrics, including dealers classified as uncollectible

Ford Credit suspends credit lines and extends no further funding to dealers classified in Group IV.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Performance of non-consumer receivables is evaluated based on Ford Credit's internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.  The credit quality analysis of wholesale and dealer loan receivables at December 31, 2010 was as follows (in millions):

	Wholesale	Dealer Loan
North America
Group I	$10,540	$785
Group II	2,372	208
Group III	353	107
Group IV	8	17
Sub-total	13,273	1,117

International
Group I	5,135	5
Group II	2,189	15
Group III	1,527	12
Group IV	—	1
Sub-total	8,851	33
Total	$22,124	$1,150

Non-Accrual.  The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible, at bankruptcy status notification, or at 120 days past due.  Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured.  For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Consumer receivables in non-accrual status at December 31, 2010 were as follows (in millions):

	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$82	$—
Less than 120 days past due	355	—
Sub-total	437	—
International
Greater than 120 days past due	19	3
Less than 120 days past due	26	1
Sub-total	45	4
Total recorded investment in consumer receivables in non-accrual status	$482	$4

Finance receivables greater than 90 days past due and still accruing interest reflect $7 million of non-bankrupt retail accounts in the 91-120 days past due category that are in the process of collection and $1 million of dealer loans.

Impairment.  Ford Credit's consumer receivables are collectively evaluated for impairment.  Ford Credit's non-consumer receivables are both collectively and specifically evaluated for impairment.  Specifically impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in troubled debt restructurings.  Ford Credit places impaired receivables in non-accrual status.  The following factors (not necessarily in the order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

●	Delinquency in contractual payments of principal or interest
●	Deterioration of the borrower’s competitive position
●	Cash flow difficulties experienced by the borrower
●	Breach of loan covenants or conditions
●	Initiation of dealer bankruptcy proceedings
●	Fraud or criminal conviction

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

See Note 9 for additional information related to the development of Ford Credit's allowance for credit losses.

The table below identifies non-consumer receivables that were both impaired and in non-accrual status for the year ended December 31, 2010 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded:
Non-consumer:
Wholesale	$8	$8	$—	$19	$2
Dealer loans	2	2	—	9	—
Other	—	—	—	—	—

With an allowance recorded:
Non-consumer:
Wholesale	—	—	—	—	—
Dealer loans	64	64	10	69	3
Other	—	—	—	—	—

International
With no allowance recorded:
Non-consumer:
Wholesale	22	22	—	29	2
Dealer loans	1	1	—	2	—
Other	—	—	—	—	—

With an allowance recorded:
Non-consumer:
Wholesale	5	5	2	8	—
Dealer loans	—	—	—	—	—
Other	—	—	—	—	—

Total
Non-consumer:
Wholesale	35	35	2	56	4
Dealer loans	67	67	10	80	3
Other	—	—	—	—	—
Total	$102	$102	$12	$136	$7

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 7.  FINANCE RECEIVABLES (Continued)

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables has already been charged off.

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring if Ford Credit grants a concession for economic or legal reasons related to the debtor's financial difficulties that Ford Credit otherwise would not consider in the normal course of business.

Consumer.  While payment extensions are granted on consumer finance receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged.  Payment extensions typically result in a one month deferral of the consumer's normal monthly payment and do not constitute a troubled debt restructuring.

Non-consumer.  Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral constitute troubled debt restructurings.

Dealer loans involved in troubled debt restructurings are assessed for impairment and included in Ford Credit's allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell.  For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment.  An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value.

Ford Credit does not grant concessions on the principal balance of dealer loan modifications, but may make other concessions if the dealer is experiencing financial difficulties.  The balance of dealer loans involved in troubled debt restructurings during the year ended December 31, 2010 was $13 million.

See Note 9 for additional information related to the development of Ford Credit's allowance for credit losses.

NOTE 8.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases on our balance sheet consists primarily of lease contracts for vehicles with retail customers, daily rental companies, and fleet customers.  Assets subject to operating leases are depreciated on the straight-line method over the term of the lease to reduce the asset to its estimated residual value.  Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 8.  NET INVESTMENT IN OPERATING LEASES (Continued)

Net Investment in Operating Leases

The net investment in operating leases at December 31 was as follows (in millions):

	2010	2009
Automotive Sector
Vehicles, net of depreciation	$1,282	$2,208
Financial Services Sector
Vehicles and other equipment, at cost (a)(b)	14,800	21,769
Accumulated depreciation	(4,320)	(6,493)
Allowance for credit losses	(87)	(214)
Total Financial Services sector	10,393	15,062
Total Company	$11,675	$17,270
__________
(a)	Includes the impact of the 2008 impairment of vehicles subject to operating leases at Ford Credit. See Note 15 for additional details.
(b)
Includes Ford Credit's operating lease assets of $6.2 billion and $10.4 billion at December 31, 2010 and 2009, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Automotive Sector

Operating lease depreciation expense (which excludes gains and losses on disposal of assets) was as follows (in millions):

	2010	2009	2008
Operating lease depreciation expense *	$297	$475	$699
__________
*  Operating lease depreciation expense excludes Volvo depreciation for 2010, 2009 and 2008.

Included in Automotive sales are rents on operating leases.  The amount contractually due for minimum rentals on operating leases is $88 million for 2011.

Financial Services Sector

Operating lease depreciation expense (which includes gains and losses on disposal of assets) was as follows (in millions):

	2010	2009	2008
Operating lease depreciation expense	$1,977	$3,890	$9,048

Included in Financial Services revenues are rents on operating leases.  The amounts contractually due for minimum rentals on operating leases are as follows (in millions):

	2011	2012	2013	Thereafter	Total
Minimum rentals on operating leases	$1,749	$907	$507	$276	$3,439

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis.  A specific reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor.  Following is an analysis of the allowance for credit losses related to notes receivable (in millions):

For the Year Ended December 31, 2010
Automotive Sector
Allowance for credit losses:
Beginning balance	$192
Charge-offs	(1)
Recoveries	(122)
Provision for credit losses	51
Other	—
Ending balance	$120

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$—
Specific impairment allowance	120
Ending balance	$120

Analysis of ending balance of Automotive finance receivables:
Collectively evaluated for impairment	$—
Specifically evaluated for impairment	344
Recorded investment	$344

Ending balance, net of allowance for credit losses	$224

Financial Services Sector

The allowance for credit losses represents Ford Credit's estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date.  The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are regularly evaluated.  Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

Additions to the allowance for credit losses are made by recording charges to Provision for credit and insurance losses on the sector statement of operations.  The outstanding balances of finance receivables and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors.  In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet.  Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer Receivables

The majority of credit losses are attributable to Ford Credit's consumer receivables segment.  Ford Credit estimates the allowance for credit losses on its consumer receivables segment and on its investments in operating leases using a combination of measurement models and management judgment.  The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio.  Therefore, Ford Credit may adjust the estimate to reflect management's judgment regarding justifiable changes in economic trends and conditions, portfolio composition, and other relevant factors.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  ALLOWANCE FOR CREDIT LOSSES (Continued)

Ford Credit makes projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

●	Frequency – the number of finance receivables that are expected to default over the loss emergence period, measured as repossessions
●
Loss severity – the expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that based on historical experience indicates that credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified.  The LTR model is based on the most recent years of history.  Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses.  A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

The loss emergence period ("LEP") is a key assumption within Ford Credit's models and represents the average amount of time between when a loss event first occurs to when it is charged off.  This time period starts when the borrower begins to experience financial difficulty.  It is evidenced later, typically through delinquency, before eventually resulting in a charge-off.  The loss emergence period is a multiplier in the calculation of the collective consumer allowance for credit losses.

For consumer receivables greater than 120 days past due, the uncollectible portion of the receivable is charged-off, such that the remaining recorded investment in the loan is equal to the estimated fair value of the collateral less costs to sell.

After the establishment of this allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Non-Consumer Receivables

Ford Credit estimates the allowance for credit losses for non-consumer receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

Collective Allowance for Credit Losses.  Ford Credit estimates an allowance for non-consumer receivables that are not specifically identified as impaired using a LTR model for each financing product based on historical experience.  This LTR is a weighted average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach.  All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

Specific Allowance for Impaired Receivables.  The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor).  The risk pools are analyzed to determine if individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishment of the collective and the specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the year ended December 31, 2010 (in millions):

	Finance Receivables			Net Investment in
	Consumer	Non-consumer	Total	Operating Leases	Total Allowance
Financial Services Sector
Allowance for credit losses:
Beginning balance	$1,271	$80	$1,351	$214	$1,565
Charge-offs	(606)	(41)	(647)	(200)	(847)
Recoveries	247	34	281	138	419
Provision for credit losses	(195)	(2)	(197)	(65)	(262)
Other (a)	(10)	(1)	(11)	—	(11)
Ending balance	$707	$70	$777	$87	$864

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$707	$58	$765	$87	$852
Specific impairment allowance	—	12	12	—	12
Ending balance	$707	$70	$777	$87	$864

Analysis of ending balance of finance receivables and net investment in operating leases:
Collectively evaluated for impairment	$49,640	$24,300	$73,940	$10,480
Specifically evaluated for impairment	—	102	102	—
Recorded investment (b)	$49,640	$24,402	$74,042	$10,480

Ending balance, net of allowance for credit losses	$48,933	$24,332	$73,265	$10,393
__________
(a) Represents principally amounts related to translation adjustments.
(b) Finance receivables and net investment in operating leases before allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 31% and 26% of inventories at December 31, 2010 and 2009, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories at December 31 were as follows (in millions):

	2010	2009
Raw materials, work-in-process and supplies	$2,812	$2,456
Finished products	3,970	3,383
Total inventories under FIFO	6,782	5,839
Less: LIFO adjustment	(865)	(798)
Total inventories	$5,917	$5,041

At December 31, 2010 and 2009, LIFO inventory quantities were reduced, resulting in a liquidation of inventory quantities carried at lower costs prevailing in prior years as compared with the cost of purchases, the effect of which decreased Automotive cost of sales by about $4 million and $33 million, respectively.

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control or of which we are not the primary beneficiary, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

The following table reflects our ownership percentages at December 31, 2010, and balances of equity method investments at December 31, 2010 and 2009 (in millions, except percentages):

		Investment Balance
Automotive Sector	Ownership Percentage	2010	2009
Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan")	41.0%	$414	$395
AutoAlliance International, Inc ("AAI")	50.0	293	229
AutoAlliance (Thailand) Co., Ltd ("AAT").	50.0	338	301
Changan Ford Mazda Automobile Corporation, Ltd	35.0	313	247
Jiangling Motors Corporation, Ltd	30.0	307	238
Getrag Ford Transmissions GmbH ("GFT")	50.0	227	215
S.C. Automobile Craiova SA. ("ACSA") *	100.0	223	289
Ford Motor Company Capital Trust II ("Trust II")	5.0	157	155
Tenedora Nemak, S.A. de C.V.	6.8	67	64
Changan Ford Mazda Engine Company, Ltd.	25.0	32	19
DealerDirect LLC	97.7	20	12
OEConnection LLC	33.0	13	10
Ford Performance Vehicles Pty Ltd.	49.0	9	9
Percepta, LLC	45.0	6	6
Blue Diamond Parts, LLC	25.0	6	5
Blue Diamond Truck, S. de R.L. de C.V.	25.0	6	45
Automotive Fuel Cell Cooperation Corporation ("AFCC")	30.0	4	3
Other	Various	6	4
Total Automotive sector		2,441	2,246
Financial Services Sector
Forso Nordic AB	50.0	71	67
FFS Finance South Africa (Pty) Limited	50.0	39	32
RouteOne LLC	30.0	14	18
Other	Various	4	4
Total Financial Services sector		128	121
Total Company		$2,569	$2,367
__________
*	See Note 24 for discussion of this entity.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

We received $337 million, $299 million, and $411 million of dividends from these affiliated companies for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 12.  SIGNIFICANT UNCONSOLIDATED AFFILIATES

We are required to measure the impact of all unconsolidated majority-owned subsidiaries and equity-method investments to determine their significance to our financial statements.  If the affiliates meet the defined thresholds of significance, certain financial disclosure data is required.  For 2010, none of the affiliates met the defined thresholds of significance.

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

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary. Within our Automotive sector, we have operating power when our management has the ability to make key operating decisions, such as decisions regarding product investment or manufacturing production schedules. For the Financial Services sector, we have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

 Automotive Sector

VIEs of which we are the primary beneficiary:

At December 31, 2010, we have one VIE of which we are the primary beneficiary – Cologne Precision Forge GmbH ("CPF"), formerly Tekfor Cologne GmbH.  CPF is a 50/50 joint venture with Neumayer Tekfor GmbH ("Neumayer") to which Ford transferred the operations of its Cologne forge plant in 2003. CPF produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  We provide financial support to CPF in the form of a revolving loan agreement.  This loan was used by CPF to refinance external debt.  On December 21, 2010, Ford and Neumayer signed an agreement pursuant to which Neumayer will withdraw from the joint venture.  The agreement provides that Neumayer will sell its shares in the joint venture to Ford, and describes the future business relationship between the parties.  The agreement becomes effective at closing, which is expected to take place in the first quarter of 2011, and at that point, CPF will become a wholly-owned subsidiary of Ford.

At December 31, 2009 and December 31, 2008, in addition to CPF, we also held interests in certain dealerships in North America as a part of our Dealer Development program.  Throughout 2009, we sold our ownership interest and liquidated most of these dealerships.  We now consolidate the remaining dealerships under the voting interest model.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our December 31 balance sheet are as follows (in millions):

Assets	2010	2009
Cash and cash equivalents	$9	$27
Other receivables, net	13	34
Inventories	19	106
Net property	31	154
Other assets	2	1
Total assets	$74	$322
Liabilities
Payables	$16	$23
Accrued liabilities and deferred revenue	—	32
Debt	—	14
Total liabilities	$16	$69

The financial performance of the consolidated VIEs reflected on our statement of operations as of December 31, 2010, 2009, and 2008 includes consolidated sales of $58 million, $1,907 million, and $4,812 million, respectively, and consolidated cost of sales, selling, administrative, and interest expense of $66 million, $2,071 million, and $5,181 million, respectively.

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which is not consolidated as of December 31, 2010 and 2009.  GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG.  Ford and its related parties purchase substantially all of the joint venture's output.  We do not, however, have the power to direct economically significant activities of the joint venture.

Additionally, the following entities (that are not joint ventures) are VIEs of which we are not the primary beneficiary, as of December 31, 2010 and 2009:

●
Ford Motor Company Capital Trust II ("Trust II") was formed in 2002.  We own 100% of Trust II's common stock, which is equal to 5% of Trust II's total equity.  Operation of the trust is predetermined by Trust documents which cannot be modified.  For additional discussion of Trust II, see Note 19.

●
Zeledyne, LLC ("Zeledyne") manufactures and sells glass products for automotive glass markets.  Zeledyne purchased the Automotive Components Holdings ("ACH") glass business from us in 2008 and has continued to supply us with automotive glass. During 2010, we agreed to amend our supply agreement and to provide certain guarantees to Zeledyne. The revised contractual arrangement prompted our reconsideration of whether Zeledyne is a VIE.  We have concluded Zeledyne is a VIE; however Ford does not have decision-making ability over key operational functions within Zeledyne and therefore, is not the primary beneficiary of the entity.  The carrying value of our obligation relating to a guarantee to Zeledyne's shareholder was $10 million at December 31, 2010.

As of December 31, 2010, the following entities are no longer classified as VIEs.

●
First Aquitaine operates a transmission plant in Bordeaux, France which manufactures automatic transmissions for Ford Explorer, Ranger and Mustang vehicles.  At December 31, 2010, Ford acquired all of the voting interest from HZ Holding France and First Aquitaine was consolidated under the voting interest model. For additional discussion on the acquisition, see Note 24.

●
Hertz Vehicle Financing LLC was established in 2005, as part of the transaction to sell our interest in Hertz.  We provided cash-collateralized letters of credit in the aggregate amount of $200 million to support the payment obligations of Hertz Vehicle Financing LLC, a bankruptcy-remote special purpose entity which is thinly capitalized and wholly owned by Hertz.  In December 2010, our commitment to provide the letters of credit expired and our obligation was reduced to zero.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at December 31 is detailed as follows (in millions):

	2010	2009	Change in Maximum Exposure
Investments	$417	$421	$(4)
Cash collateralized letters of credit	—	200	(200)
Guarantees	10	—	10
Total maximum exposure	$427	$621	$(194)

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

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  Our Financial Services sector aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

●	Retail transactions – consumer credit risk and prepayment risk.
●	Wholesale transactions – dealer credit risk.
●	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and prepayment risk.

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

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The balances of cash related to these contributions were $0 at December 31, 2010 and 2009, respectively, and ranged from $0 to $1,361 million and $0 to $1,372 million during 2010 and 2009, respectively.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's asset-backed commercial paper program ("FCAR").

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 26 for additional information regarding derivatives.

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

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.9	$33.9	$27.1
Wholesale	0.4	16.6	10.1
Total finance receivables	3.3	50.5	37.2
Net investment in operating leases	0.8	6.1	3.0
Total*	$4.1	$56.6	$40.2
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $334 million at December 31, 2010 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions at December 31 is as follows (in millions):

	2010		2009
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Total derivative financial instruments*	$26	$222	$55	$528
__________
*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	2010		2009		2008
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$225	$1,247	$339	$1,678	$815	$3,053

VIEs of which the Financial Services sector is not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with its joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with its joint venture partner.  Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $71 million and $67 million at December 31, 2010 and 2009, respectively.

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

Net property at December 31 was as follows (in millions):

Automotive Sector	2010	2009
Land	$336	$335
Buildings and land improvements	10,348	10,364
Machinery, equipment and other	37,668	37,378
Construction in progress	1,102	1,176
Total land, plant and equipment	49,454	49,253
Accumulated depreciation	(33,900)	(33,408)
Net land, plant and equipment	15,554	15,845
Special tools, net of amortization	7,473	6,610
Total Automotive sector	23,027	22,455
Financial Services sector*	152	182
Total Company	$23,179	$22,637
__________
* Included in Financial Services other assets on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 14.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2010	2009	2008
Depreciation and other amortization	$1,956	$1,913	$6,355
Amortization of special tools	1,920	1,830	4,476
Total*	$3,876	$3,743	$10,831

Maintenance and rearrangement	$1,397	$1,230	$1,805
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

The liability for our conditional asset retirement obligations which are recorded in Accrued liabilities and deferred revenue at December 31 was as follows (in millions):
	2010	2009
Beginning balance	$347	$360
Liabilities settled	(7)	(6)
Revisions to estimates	(9)	(7)
Ending balance	$331	$347

Lease Commitments

We lease land, buildings and equipment under agreements that expire over various contractual periods.  Minimum rental commitments under non-cancelable operating leases were as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Automotive sector	$183	$160	$138	$106	$77	$231	$895
Financial Services sector	66	54	38	23	18	47	246
Total Company	$249	$214	$176	$129	$95	$278	$1,141

Rental expense was as follows (in billions):
	2010	2009	2008
Rental expense	$0.6	$0.8	$1.0

NOTE 15.  IMPAIRMENT OF LONG-LIVED ASSETS

We monitor our asset groups for conditions that may indicate a potential impairment of long-lived assets.  These conditions include current-period operating losses combined with a history of losses and a projection of continuing losses, and significant negative industry or economic trends.  When these conditions exist, we test for impairment.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

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

NOTE 16.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, patents, customer contracts, technology, and land rights and all are amortized over their determinable lives.

The components of other net intangible assets at December 31 are as follows (in millions):

	2010			2009
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
Automotive Sector
Manufacturing and production incentive rights	$319	$(319)	$—	$305	$(228)	$77
License and advertising agreements	111	(39)	72	96	(32)	64
Other	76	(46)	30	74	(50)	24
Total Automotive sector	$506	$(404)	$102	$475	$(310)	$165

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  NET INTANGIBLE ASSETS (Continued)

Our license and advertising agreements have amortization periods of 5 years to 25 years, and our other intangibles have various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense was as follows (in millions):

	2010	2009	2008
Pre-tax amortization expense	$97	$86	$99

Amortization for current intangible assets is forecasted to be approximately $11 million in 2011 and each year thereafter.

NOTE 17.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue at December 31 were as follows (in millions):

	2010	2009
Automotive Sector
Current
Dealer and customer allowances and claims	$7,900	$8,537
Deferred revenue	2,069	3,129
Employee benefit plans	1,834	1,462
Accrued interest	479	568
Other postretirement employee benefits ("OPEB")	437	453
Pension	376	448
Other	3,970	3,541
Total Automotive current	17,065	18,138
Non-current
Pension	11,637	11,589
OPEB	5,982	5,597
Dealer and customer allowances and claims	2,203	2,901
Deferred revenue	1,622	1,656
Employee benefit plans	624	569
Other	948	820
Total Automotive non-current	23,016	23,132
Total Automotive sector	40,081	41,270
Financial Services Sector	3,764	4,884
Total sectors	43,845	46,154
Intersector elimination *	(1)	(10)
Total Company	$43,844	$46,144
__________
* Accrued interest related to Ford's acquisition of Ford Credit debt securities. See Note 1 for additional detail.

NOTE 18.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.  Plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date.  The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.  For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements.  No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis.  The net periodic costs associated with these benefits are recorded in Automotive cost of sales and Selling, administrative and other expenses.  The expected return on assets is used in the calculation of pension expense for our funded benefit plans and is determined using a market-related value ("MRV") of plan assets.  MRV recognizes the difference between expected return on assets and actual return on assets over a period of years.  We amortize this difference over five years primarily using a sum-of-the-years amortization method.  The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss) and generally are amortized as a component of net periodic cost over the remaining service period of our active employees.  We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees.  We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

The measurement of the fair value of plan assets, including stocks, bonds and other investments, uses valuation methodologies and the inputs described later in this Note.  Certain investments within our plan assets do not have a readily determinable fair value; in such instances, we use net asset value per share to measure fair value.

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

Employee Retirement and Savings Plans.  We, and certain of our subsidiaries, sponsor plans to provide pension benefits for retired employees.  We have qualified defined benefit retirement plans in the United States covering hourly and salaried employees.  The principal hourly plan covers Ford employees represented by the UAW.  The salaried plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003.  The hourly plan provides noncontributory benefits related to employee service.  The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service.  Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees.  We established, effective January 1, 2004, a defined contribution plan covering new salaried U.S. employees hired on or after that date.

The expense for our worldwide defined contribution plans was $117 million, $88 million, and $158 million in 2010, 2009, and 2008, respectively.  This includes the expense for company matching contributions to our primary employee savings plan in the United States of $52 million, $0 million, and $58 million in 2010, 2009, and 2008, respectively.  Company matching contributions for U.S. employees were suspended during 2009.

OPEB.  We, and certain of our subsidiaries, sponsor plans to provide OPEB for retired employees, primarily certain health care and life insurance benefits.  The Ford Salaried Health Care Plan (the "Plan") provides retiree health care benefits for Ford salaried employees in the United States hired before June 1, 2001.  U.S. salaried employees hired on or after June 1, 2001 are covered by a separate plan that provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits.  The Plan also covers Ford hourly non-UAW represented employees in the United States hired before November 19, 2007.  U.S. hourly employees hired on or after November 19, 2007 are eligible to participate in a separate health care plan that provides defined contributions made by Ford to individual participant accounts.  As discussed below, UAW represented employees hired before November 19, 2007 are covered by the UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust"), an independent non-Ford sponsored voluntary employee beneficiary association trust. Company-paid postretirement life insurance benefits also are provided to U.S. salaried employees hired before January 1, 2004 and all U.S. hourly employees.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

On December 31, 2009, we fully settled our UAW postretirement health care obligation pursuant to the 2008 UAW Retiree Health Care Settlement Agreement ("Settlement Agreement") amended in 2009.  In exchange for the transfer of Plan Assets of about $3.5 billion and certain assets of about $11.3 billion, we irrevocably transferred our obligation to provide retiree health care for eligible active and retired UAW Ford hourly employees and their eligible spouses, surviving spouses and dependents to the UAW VEBA Trust.  As a result of the transfer, we removed from our balance sheet and transferred to the UAW VEBA Trust our UAW postretirement obligation of about $13.6 billion.  We recognized a net loss of $264 million including the effect of a deferred gain from prior periods of $967 million.  Also, we retained an obligation for 2009 retiree health care costs incurred but not yet reported which we estimated to be $71 million as of December 31, 2009.

A summary of the transaction and related net loss is as follows (in billions):
December 31, 2009
Liabilities Transferred
UAW postretirement health care obligation	$13.6
Plan Assets	(3.5)
Net liability transferred	10.1

Assets Transferred
Cash	(2.5)
New Notes A and B (a) (b)	(7.0)
Warrants (a)	(1.2)
TAA (c)	(0.6)
Net assets transferred (excluding Plan Assets)	(11.3)

Deferred gain/Other (d)	0.9

Net loss at settlement	$(0.3)
_______
(a)	Assets shown at fair value.
(b)	Prepaid in full during 2010.
(c)	Includes primarily $591 million of marketable securities and $25 million of cash equivalents.
(d)	We previously recorded an actuarial gain of $4.7 billion on August 29, 2008, the effective date of the Settlement Agreement. The gain offset pre-existing actuarial losses.

We computed the fair value of New Note A and New Note B using an income approach that maximized the use of relevant observable market available data and adjusted for unobservable data that we believe market participants would assume given the specific attributes of the instruments.  Significant inputs considered in the fair value measurement included the credit-adjusted yield of our unsecured debt, adjusted for term and liquidity.  The principal of New Note A and New Note B, up to a limit of $3 billion, was secured on a second lien basis with the collateral pledged under the secured credit agreement we entered into in December 2006 (see Note 19 for additional discussion).  Accordingly, we adjusted the unsecured yields observable in the market to reflect this limited second lien priority within our overall capital structure, considering spreads on credit default swaps based on our secured and unsecured debt.  The discount rate of 9.2% and 9.9% used to determine the fair value for New Note A and New Note B, respectively, reflected consideration of the fair value of specific features of the instruments, including prepayment provisions and the option to settle New Note B with Ford Common Stock.  The stock settlement option was valued using an industry standard option-pricing model that considered the volatility of our stock and multiple scenarios with assigned probabilities.

We measured the fair value of the warrants issued to the UAW VEBA Trust using a Black-Scholes model and an American Options (Binomial) Model.  Inputs to the fair value measurement included an exercise price of $9.20 per share, and a market price of $10 per share (the closing sale price of Ford Common Stock on December 31, 2009).  The fair value of the warrants reflected a risk-free rate based on a three-year U.S. Treasury debt instrument and a 40% volatility assumption which was derived from a historical volatility analysis and market (implied) volatility assumptions commensurate with the exercise term of the warrants, and adjusted for transfer and registration restrictions of the underlying shares.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

We independently validated several of our assumptions by obtaining non-binding quotes regarding volatility, prepayment features, and yields from several financial institutions and from published analysts' reports regarding the market outlook for Ford.

See Note 19 for discussion of our prepayment in full of our obligation pursuant to the UAW VEBA Trust.

Benefit Plans – Expense and Status

The measurement date for all of our worldwide postretirement benefit plans is December 31.  The expense for our defined benefit pension and OPEB plans was as follows (in millions):

	Pension Benefits*
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$376	$343	$378	$314	$293	$403	$54	$408	$326
Interest cost	2,530	2,698	2,687	1,249	1,253	1,519	338	899	1,456
Expected return on assets	(3,172)	(3,288)	(3,462)	(1,337)	(1,309)	(1,693)	—	(130)	(265)
Amortization of:
Prior service cost/(credit)	370	374	374	75	83	99	(617)	(913)	(900)
(Gains)/Losses and Other	12	8	19	246	158	208	96	82	267
Separation programs	6	12	334	26	176	138	1	2	13
(Gain)/Loss from curtailment and
settlements	—	—	—	—	47	—	(30)	244	(2,714)

Net expense	$122	$147	$330	$573	$701	$674	$(158)	$592	$(1,817)
_______
*  Includes Jaguar Land Rover for 2008, and Volvo for 2008 –2010.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation (a)
Benefit obligation at January 1	$44,638	$43,053	$23,300	$20,350	$6,053	$19,065
Service cost	376	343	290	251	54	408
Interest cost	2,528	2,693	1,213	1,193	338	899
Amendments	10	—	—	(54)	(71)	(175)
Separation programs	6	12	26	121	1	2
Curtailments	—	—	—	(19)	—	—
Settlements	—	—	—	(1)	—	(13,637)
Plan participant contributions	23	27	47	80	18	40
Benefits paid	(3,704)	(3,908)	(1,281)	(1,456)	(458)	(1,673)
Medicare D subsidy	—	—	—	—	—	67
Foreign exchange translation	—	—	(606)	1,926	97	253
Divestiture	—	—	(61)	—	—	—
Actuarial (gain)/loss and other	2,770	2,418	457	909	391	804
Benefit obligation at December 31	$46,647	$44,638	$23,385	$23,300	$6,423	$6,053
Change in Plan Assets (a)
Fair value of plan assets at January 1	$38,457	$37,381	$17,556	$14,702	$—	$2,786
Actual return on plan assets	5,115	4,855	1,487	1,695	—	792
Company contributions	135	136	1,236	962	—	—
Plan participant contributions	23	27	47	80	—	—
Benefits paid	(3,704)	(3,908)	(1,281)	(1,456)	—	(62)
Settlements	—	—	—	(1)	—	(3,517)
Foreign exchange translation	—	—	(356)	1,581	—	—
Divestiture	—	—	(66)	—	—	—
Other	(66)	(34)	(8)	(7)	—	1
Fair value of plan assets at December 31	$39,960	$38,457	$18,615	$17,556	$—	$—

Funded status at December 31	$(6,687)	$(6,181)	$(4,770)	$(5,744)	$(6,423)	$(6,053)

Amounts Recognized on the Balance Sheet (a)
Prepaid assets	$7	$13	$560	$101	$—	$—
Accrued liabilities	(6,694)	(6,194)	(5,330)	(5,845)	(6,423)	(6,053)
Total	$(6,687)	$(6,181)	$(4,770)	$(5,744)	$(6,423)	$(6,053)
Amounts Recognized in Accumulated Other Comprehensive Loss (b)
Unamortized prior service costs/(credits)	$1,535	$1,895	$364	$433	$(2,220)	$(2,799)
Unamortized net (gains)/losses and other	6,567	5,705	5,751	6,095	2,073	1,772
Total	$8,102	$7,600	$6,115	$6,528	$(147)	$(1,027)
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31 (a)
Accumulated benefit obligation	$45,445	$25,686	$12,239	$16,707
Fair value of plan assets	39,836	20,248	7,912	12,034

Accumulated Benefit Obligation at December 31 (a)	$45,562	$43,756	$21,909	$21,930
_______
(a)  Excludes Volvo.
(b)  Includes Volvo for 2009.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2010	2009	2010	2009	2010	2009
Weighted Average Assumptions at December 31*
Discount rate	5.24%	5.86%	5.31%	5.68%	5.20%	5.74%
Expected return on assets	8.00%	8.25%	7.20%	7.17%	—	—
Average rate of increase in compensation	3.80%	3.80%	3.17%	3.15%	3.80%	3.80%

Assumptions Used to Determine Net Benefit Cost for the Year*
Discount rate	5.86%	6.50%	5.68%	5.93%	5.74%	4.95%
Expected return on assets	8.25%	8.25%	7.17%	7.11%	—	4.67%
Average rate of increase in compensation	3.80%	3.80%	3.15%	3.13%	3.80%	3.80%
_______
*  Excludes Volvo.

As a result of the UAW Retiree Health Care Settlement Agreement and various personnel-reduction programs (discussed in Note 22), we have recognized curtailments and settlements in the U.S. and Canadian pension and OPEB plans.  The financial impact of the curtailments and settlements is reflected in the tables above and is recorded in Automotive cost of sales and Selling, administrative and other expenses.

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$343	$70	$(608)	$(195)
(Gains)/Losses and other	194	298	117	609

Pension Plan Contributions

In 2010, we contributed $1 billion to our worldwide funded pension plans (including Volvo) and made $400 million of benefit payments directly by the Company for unfunded plans (including Volvo).  During 2011, we expect to contribute from Automotive cash and cash equivalents $1.2 billion to our worldwide funded plans, and to make $400 million of benefit payments directly by the Company for unfunded plans, for a total of $1.6 billion.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2011.

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2011	$3,640	$1,300	$460
2012	3,560	1,330	450
2013	3,460	1,330	450
2014	3,380	1,350	440
2015	3,300	1,370	430
2016 - 2020	15,680	7,260	2,110

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

Significant Concentrations of Risk.  Significant concentrations of risk in our plan assets relate to equity, interest rate, and operating risk.  In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.  Ford securities comprise less than 5% of the total market value of our assets in major worldwide plans.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2010 is 8.00% for the U.S. plans, and 7.75% for the U.K. and Canadian plans, and averages 7.20% for all non-U.S. plans.  A generally consistent approach is used worldwide to develop this assumption.  This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2010, our actual 10-year annual rate of return on pension plan assets was 7.3% for the U.S. plans, 4.1% for the U.K. plans, and 3.7% for the Canadian plans.  At December 31, 2009, our actual 10-year annual rate of return on pension plan assets was 6.3% for the U.S. plans, 2.6% for the U.K. plans, and 3.4% for the Canadian plans.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily equity and fixed income securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Equity and fixed income securities may each be combined into commingled fund investments.  Commingled funds are valued to reflect the pension fund's interest in the fund based on the reported year-end net asset value ("NAV").  Alternative investments are valued based on year-end reported net asset value, with adjustments as appropriate for lagged reporting of 1-6 months.

Equities.  Equity securities are valued based on quoted prices and are primarily exchange-traded.  Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 in the fair value hierarchy.  If closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price and typically are categorized as Level 2.  Level 3 securities often are thinly traded or delisted, with unobservable pricing data.

Fixed Income – Government and Agency Debt Securities and Corporate Debt Securities.  U.S. government and government agency obligations, foreign government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, floating rate notes, and preferred securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities.  Pricing services utilize matrix pricing, which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of yield and credit spread assumptions.

Fixed Income – Agency and Non-Agency Mortgage and Other Asset-Backed Securities.  U.S. and foreign government agency mortgage and asset-backed securities, non-agency collateralized mortgage obligations, commercial mortgage securities, residential mortgage securities, and other asset-backed securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize matrix pricing, which considers prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of prepayment curves, discount rates, default assumptions and recovery rates.

Derivatives.  Exchange-traded derivatives for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are categorized as Level 1.  Over-the-counter derivatives typically are valued by independent pricing services and categorized as Level 2.  Level 3 derivatives typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs, including extrapolated or model-derived assumptions such as volatilities and yield and credit spread assumptions.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Alternative Assets.  Hedge funds generally hold liquid and readily priceable securities, such as public equities in long/short funds, exchange-traded derivatives in macro/commodity trading advisor funds, and corporate bonds in credit relative value funds.  Hedge funds themselves do not have readily available market quotations, and therefore are valued using the NAV per share provided by the investment sponsor or third party administrator.  Hedge fund assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1-3 months.  For 2009 and 2010, we made adjustments of $17 million and $66 million, respectively, to adjust for hedge fund lagged valuations.

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses.  Private equity funds do not have readily available market quotations, and therefore are valued using the NAV per share provided by the investment sponsor or third party administrator.  These assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1-6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end.  We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2009, we made adjustments of $1 million to adjust for private equity lagged valuations.

The Ford Germany defined benefit plan is funded through a group insurance contract, in a pool with other policy holders.  The contract value represents the value of the underlying assets held by the insurance company (primarily bonds) at the guaranteed rate of return.  The adjustment to market asset prices to recognize contractual returns is a significant unobservable input; therefore the contract is Level 3.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $266 million and $72 million for U.S. and non-U.S. plans, respectively) at December 31, 2010 by asset category is as follows (in millions):

U.S. Plans	2010
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$8,832	$35	$13	$8,880
International companies	7,879	50	6	7,935
Commingled funds	—	351	3	354
Derivative financial instruments (a)	—	—	—	—
Total equity	16,711	436	22	17,169
Fixed Income
U.S. government	2,366	—	—	2,366
U.S. government-sponsored enterprises (b)	—	2,706	13	2,719
Government – non-U.S.	—	1,005	280	1,285
Corporate bonds (c)
Investment grade	—	8,530	28	8,558
High yield	—	1,170	2	1,172
Other credit	—	22	51	73
Mortgage/other asset-backed	—	1,637	125	1,762
Commingled funds	—	248	—	248
Derivative financial instruments (a)
Interest rate contracts	39	(32)	(2)	5
Credit contracts	—	1	—	1
Other contracts	—	(1)	—	(1)
Total fixed income	2,405	15,286	497	18,188
Alternatives
Hedge funds (d)	—	—	2,854	2,854
Private equity (e)	—	—	1,491	1,491
Real estate (f)	—	—	120	120
Total alternatives	—	—	4,465	4,465
Cash and cash equivalents (g)	—	1,064	—	1,064
Other (h)	(939)	16	(3)	(926)
Total assets at fair value	$18,177	$16,802	$4,981	$39,960
_______
(a)
Net derivative position.  Gross equity derivative position includes assets of $0.4 million offset by liabilities of $0.2 million.  Gross fixed income derivative position includes assets of $44 million offset by liabilities of $39 million.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises ("GSEs").
(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.
(d)
Funds investing in diverse hedge fund strategies (primarily commingled fund of funds) with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2010:  global macro (34%), equity long/short (25%), event-driven (20%), relative value (15%), and multi-strategy (6%).

(e)
Diversified investments in private equity funds with the following strategies:  buyout (61%), venture capital (27%), mezzanine/distressed (9%), and other (3%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2010 holdings.

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic.
(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.
(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2010
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,837	$214	$—	$3,051
International companies	3,759	217	10	3,986
Derivative financial instruments (a)	—	—	—	—
Total equity	6,596	431	10	7,037
Fixed Income
U.S. government	36	—	—	36
U.S. government-sponsored enterprises (b)	—	118	—	118
Government – non-U.S.	—	4,282	103	4,385
Corporate bonds (c)
Investment grade	—	802	15	817
High yield	—	180	20	200
Other credit	—	15	—	15
Mortgage/other asset-backed	—	203	34	237
Commingled funds	—	573	8	581
Derivative financial instruments (a)
Interest rate contracts	2	4	—	6
Credit contracts	—	1	—	1
Other contracts	—	—	—	—
Total fixed income	38	6,178	180	6,396
Alternatives
Hedge funds (d)	—	—	711	711
Private equity (e)	—	—	31	31
Real estate (f)	—	—	11	11
Total alternatives	—	—	753	753
Cash and cash equivalents (g)	—	335	—	335
Other (h)	(297)	11	4,380	4,094
Total assets at fair value	$6,337	$6,955	$5,323	$18,615
_______
(a)
Net derivative position.  Gross equity derivative position includes liabilities of $0.1 million.  Gross fixed income derivative position includes assets of $7.2 million offset by liabilities of $0.4 million.

(b)	Debt securities primarily issued by GSEs.
(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.
(d)
Funds investing in diversified portfolio of underlying hedge funds (commingled fund of funds).  At December 31, 2010, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  equity long/short (33%), event-driven (25%), relative value (20%), global macro (11%), multi-strategy (10%) and cash (1%).

(e)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.
(f)	Investment in private property funds broadly classified as core, value-added and opportunistic. Also includes investment in real assets.
(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.
(h)
Primarily Ford-Werke GmbH ("Ford-Werke") plan assets (insurance contract valued at $3,371 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

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

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic.
(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.
(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2009
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,769	$144	$—	$2,913
International companies	3,864	468	21	4,353
Total equity	6,633	612	21	7,266
Fixed Income
U.S. government	67	—	—	67
Government-sponsored enterprises (a)	—	147	—	147
Government – non-U.S.	—	3,691	77	3,768
Corporate bonds (b)
Investment grade	—	884	28	912
High yield	—	101	19	120
Other credit	—	4	7	11
Mortgage-backed and other asset-backed	—	151	43	194
Commingled funds	—	518	—	518
Derivative financial instruments (c)	—	1	2	3
Total fixed income	67	5,497	176	5,740
Alternatives
Private equity (d)	—	—	4	4
Hedge funds (e)	—	—	244	244
Real estate (f)	1	12	—	13
Total alternatives	1	12	248	261
Cash and cash equivalents (g)	22	310	—	332
Other (h)	(45)	13	3,989	3,957
Total assets at fair value	$6,678	$6,444	$4,434	$17,556
_______
(a)	Debt securities primarily issued by GSEs.
(b)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.
(c)	Net derivative position. Fixed income derivative position includes assets of $12 million offset by liabilities of $9 million.
(d)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.
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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended December 31, 2010 (in millions):

U.S. Plans	2010
		Return on plan assets:			Transfers
	Fair Value at January 1, 2010	Attributable to Assets Held at December 31, 2010	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2010
Asset Category
Equity
U.S. companies	$15	$(2)	$—	$—	$—	$—	$13
International companies	92	2	4	(38)	1	(55)	6
Commingled funds	3	—	—	—	—	—	3
Derivative financial instruments	—	—	—	—	—	—	—
Total equity	110	—	4	(38)	1	(55)	22
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	7	—	—	8	—	(1)	14
Government – non-U.S.	256	15	7	91	1	(90)	280
Corporate bonds
Investment grade	85	—	5	(42)	13	(33)	28
High yield	15	—	(9)	—	—	(4)	2
Other credit	21	2	1	30	—	(4)	50
Mortgage/other asset-backed	278	4	47	(23)	30	(211)	125
Derivative financial instruments
Interest rate contracts	(42)	—	10	32	1	(3)	(2)
Credit contracts	—	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—	—
Total fixed income	620	21	61	96	45	(346)	497
Alternatives
Hedge funds	1,986	330	—	538	—	—	2,854
Private equity	1,005	104	—	382	—	—	1,491
Real estate	1	2	—	117	—	—	120
Total alternatives	2,992	436	—	1,037	—	—	4,465
Other	(3)	—	—	—	—	—	(3)
Total Level 3 fair value	$3,719	$457	$65	$1,095	$46	$(401)	$4,981

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2010
		Return on plan assets:			Transfers
	Fair Value at January 1, 2010	Attributable to Assets Held at December 31, 2010	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2010
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—	$—
International companies	21	—	1	(9)	6	(9)	10
Commingled funds	—	—	—	—	—	—	—
Total equity	21	—	1	(9)	6	(9)	10
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—	—
Government – non-U.S.	77	9	2	(3)	26	(8)	103
Corporate bonds
Investment grade	28	—	(2)	2	5	(18)	15
High yield	19	1	(2)	4	—	(2)	20
Other credit	7	—	—	(7)	—	—	—
Mortgage/other asset-backed	43	2	—	—	2	(13)	34
Commingled funds	—	—	1	7	—	—	8
Derivative financial instruments	2	—	—	(2)	—	—	—
Total fixed income	176	12	(1)	1	33	(41)	180
Alternatives
Hedge funds	244	23	—	444	—	—	711
Private equity	4	—	—	27	—	—	31
Real estate	—	2	—	9	—	—	11
Total alternatives	248	25	—	480	—	—	753
Other	3,989	391	—	—	—	—	4,380
Total Level 3 fair value	$4,434	$428	$—	$472	$39	$(50)	$5,323
_______
*	Primarily Ford-Werke plan assets (insurance contract valued at $3,371 million).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the period ended December 31, 2009 (in millions):

U.S. Plans	2009
		Return on plan assets:
	Fair Value at January 1, 2009	Attributable to Assets Held at December 31, 2009	Attributable to Assets Sold	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009
Asset Category
Equity
U.S. companies	$2	$—	$—	$—	$13	$15
International companies	13	24	(5)	20	40	92
Commingled funds	4	(2)	—	1	—	3
Total equity	19	22	(5)	21	53	110
Fixed Income
U.S. government	19	—	(2)	(17)	—	—
Government-sponsored enterprises	12	—	—	(1)	(4)	7
Government – non-U.S.	254	20	5	(31)	8	256
Corporate bonds
Investment grade	371	(4)	12	(133)	(161)	85
High yield	66	1	—	(45)	(7)	15
Other credit	29	8	—	(11)	(5)	21
Mortgage-backed and other asset-backed	723	16	63	(416)	(108)	278
Derivative financial instruments	(140)	(5)	148	(45)	—	(42)
Total fixed income	1,334	36	226	(699)	(277)	620
Alternatives
Private equity	868	(84)	—	221	—	1,005
Hedge funds	1,170	137	9	670	—	1,986
Real estate	1	—	—	—	—	1
Total alternatives	2,039	53	9	891	—	2,992
Cash and cash equivalents	3	—	—	—	(3)	—
Other	—	—	(2)	(1)	—	(3)
Total Level 3 fair value	$3,395	$111	$228	$212	$(227)	$3,719

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2009
		Return on plan assets:
	Fair Value at January 1, 2009	Attributable to Assets Held at December 31, 2009	Attributable to Assets Sold	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009
Asset Category
Equity
U.S. companies	$1	$—	$—	$(1)	$—	$—
International companies	10	6	(1)	2	4	21
Total equity	11	6	(1)	1	4	21
Fixed Income
Government – non-U.S.	152	10	3	(43)	(45)	77
Corporate bonds
Investment grade	80	1	4	(14)	(43)	28
High yield	12	2	1	2	2	19
Other credit	5	1	—	(2)	3	7
Mortgage-backed and other asset-backed	38	5	1	(8)	7	43
Derivative financial instruments	16	(3)	—	(11)	—	2
Total fixed income	303	16	9	(76)	(76)	176
Alternatives
Private equity	—	—	—	4	—	4
Hedge funds	3	18	—	223	—	244
Real estate	—	—	—	—	—	—
Total alternatives	3	18	—	227	—	248
Other *	3,638	351	—	—	—	3,989
Total Level 3 fair value	$3,955	$391	$8	$152	$(72)	$4,434

_______
*	Primarily Ford-Werke plan assets (insurance contract valued at $3,480 million).

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Debt outstanding at December 31 is shown below (in millions, except percentages):
			Interest Rates
			Average Contractual (a)		Average Effective (b)
Automotive Sector	2010	2009	2010	2009	2010	2009
Debt payable within one year
Short-term (c) (d)	$860	$502	1.5%	2.6%	1.5%	2.6%
Long-term payable within one year
Public unsecured debt securities	—	334
Notes due to UAW VEBA Trust unsecured portion	—	859
Secured term loan	140	77
Secured revolving loan	838	—
Other debt (c)	211	199
Unamortized discount	—	(333)
Total debt payable within one year	2,049	1,638
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Convertible notes	908	3,454
Subordinated convertible debentures	2,985	3,124
Secured term loan	3,946	5,184
Secured revolving loan	—	7,527
Notes due to UAW VEBA Trust
Unsecured portion	—	6,720
Secured portion	—	3,000
U.S. Department of Energy ("DOE") loans	2,752	1,221
Other debt (e)	1,457	727
Unamortized discount	(280)	(4,245)
Total long-term debt payable after one year (f)	17,028	31,972	4.7%	4.9%	6.1%	5.4%
Total Automotive sector	$19,077	$33,610
Fair value of debt	$19,260	$30,492
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,634	$6,369
Other asset-backed short-term debt	1,447	4,482
Ford Interest Advantage (g)	4,525	3,680
Other short-term debt	801	1,088
Total short-term debt	13,407	15,619	1.4%	2.0%	1.4%	2.0%
Long-term debt
Unsecured debt
Notes payable within one year	9,524	7,338
Notes payable after one year	26,390	33,888
Asset-backed debt
Notes payable within one year	16,684	18,962
Notes payable after one year	19,208	23,163
Unamortized discount	(403)	(530)
Fair value adjustment (h)	302	231
Total long-term debt	71,705	83,052	4.6%	5.0%	5.0%	5.4%
Total Financial Services sector	$85,112	$98,671
Fair value of debt	$88,569	$100,231
Total Automotive and Financial Services sectors	$104,189	$132,281
Intersector elimination (i)	(201)	(646)
Total Company	$103,988	$131,635
__________
(a)	Average contractual rates reflect the stated contractual interest rate; excludes amortization of discounts, premiums, and issuance fees.
(b)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.
(c)
Includes debt we owed to unconsolidated affiliated companies of $386 million and $177 million (short-term of $382 million and $174 million, and long-term payable within one year of $4 million and $3 million) at December 31, 2010 and 2009, respectively.

(d)	Includes Export-Import Bank of the United States ("U.S. Ex-Im Bank") secured loan of $250 million at December 31, 2010; see discussion below for additional detail.
(e)	Includes European Investment Bank ("EIB") loan of $699 million at December 31, 2010; see discussion below for additional detail.
(f)	The higher average effective rate in 2010 is primarily due to VEBA Notes (repaid in 2010) and 2016 Convertible Notes (substantially converted to equity in 2010).
(g)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(h)	Adjustments related to designated fair value hedges of unsecured debt.
(i)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $275 million and $351 million at December 31, 2010 and 2009, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was about $1 billion and $1.1 billion at December 31, 2010 and 2009, respectively.

Maturities

Debt maturities at December 31, 2010 were as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(81)	(81)
Convertible notes	—	—	—	—	—	908	908
Unamortized discount (a)	—	—	—	—	—	(199)	(199)
Subordinated convertible debentures	—	—	—	—	—	2,985	2,985
Secured term loan	140	77	3,869	—	—	—	4,086
Secured revolving loan	838	—	—	—	—	—	838
U.S. DOE loans	—	138	275	275	275	1,789	2,752
Short-term and other debt (b)	1,071	192	297	32	734	202	2,528
Total Automotive debt	2,049	407	4,441	307	1,009	10,864	19,077

Financial Services Sector
Unsecured debt	14,850	7,136	5,391	3,548	5,250	5,065	41,240
Asset-backed debt	24,765	11,750	4,494	1,248	1,698	18	43,973
Unamortized discount (a)	2	(120)	(52)	(159)	(26)	(48)	(403)
Fair value adjustments (a) (c)	35	87	80	39	61	—	302
Total Financial Services debt	39,652	18,853	9,913	4,676	6,983	5,035	85,112

Intersector elimination (d)	—	(201)	—	—	—	—	(201)
Total Company	$41,701	$19,059	$14,354	$4,983	$7,992	$15,899	$103,988
_________
(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.
(b)	Primarily non-U.S. affiliate debt.
(c)	Adjustments related to designated fair value hedges of unsecured debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2010	2009
9.50% Guaranteed Debentures due June 1, 2010	$—	$334
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,594

(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at December 31, 2010 of $167 million and $180 million, respectively.  The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

2009 Debt Repurchases.  In the first quarter of 2009, we repurchased through a private market transaction $165 million principal amount of our outstanding public unsecured debt securities for $37 million in cash.  As a result, we recorded a pre-tax gain of $127 million (net of unamortized discounts, premiums and fees) in Automotive interest income and other non-operating income/(expense), net.

During the second quarter of 2009, Ford Credit acquired $3.4 billion principal amount of our public unsecured debt securities for an aggregate cost of $1.1 billion in cash (including transaction costs and accrued and unpaid interest payments for such tendered debt securities).  Upon settlement on April 8, 2009, Ford Credit transferred the repurchased debt securities to us in satisfaction of $1.1 billion of its tax liabilities to us.  As a result of the transaction, we recorded a pre-tax gain of $2.2 billion (net of unamortized discounts, premiums and fees) in Automotive interest income and other non-operating income/(expense), net.

2008 Debt for Equity Exchanges.  During the first half of 2008, we issued an aggregate of 46,437,906 shares of Ford Common Stock, par value $0.01 per share, in exchange for $431 million principal amount of our outstanding public unsecured debt securities.  As a result of the exchange, we recorded a pre-tax gain of $73 million (net of unamortized discounts, premiums and fees) in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Convertible Notes

Convertible Notes due December 15, 2016

At December 31, 2010, we had outstanding $883 million principal of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009).

Upon conversion, we have the right to deliver, in lieu of shares of Ford Common Stock, either cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2016 Convertible Notes upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2016 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We also may terminate the conversion rights at any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2016 Convertible Notes at December 31 are summarized as follows (in millions):

	2010	2009
Liability component
Principal	$883	$2,875
Unamortized discount	(193)	(702)
Net carrying amount	$690	$2,173

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(216)	$(702)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

	2010	2009	2008
Contractual interest coupon	$115	$18	$—
Amortization of discount	70	10	—
Total interest cost on 2016 Convertible Notes	$185	$28	$—

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability components of the remaining $768 million of principal from the original convertible notes and $115 million of principal amount from the option the underwriter's exercised to purchase additional convertible notes was 9.2% and 8.6%, respectively.  If all $883 million of 2016 Convertible Notes were converted into shares as of December 31, 2010 at a share price of $16.79, the share value would exceed the principal value of debt by $711 million.

Convertible Notes due December 15, 2036

At December 31, 2010, we had outstanding $25 million principal of 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes").  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Upon conversion we have the right to deliver, in lieu of shares of Ford Common Stock, either cash or a combination of cash and Ford Common Stock.  Holders may require us to purchase all or a portion of the 2036 Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the 2036 Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase.  We may redeem for cash all or a portion of the 2036 Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the 2036 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  We also may terminate the conversion rights at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability and equity components of our 2036 Convertible Notes at December 31 are summarized as follows (in millions):

	2010	2009
Liability component
Principal	$25	$579
Unamortized discount	(6)	(175)
Net carrying amount	$19	$404

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(9)	$(3,207)

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	2010	2009	2008
Contractual interest coupon	$23	$74	$210
Amortization of discount	17	49	127
Total interest cost on 2036 Convertible Notes	$40	$123	$337

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $25 million of 2036 Convertible Notes were converted into shares as of December 31, 2010 at a share price of $16.79, the share value would exceed the principal value of debt by $21 million.

2010 Conversion Offer. In the fourth quarter of 2010, pursuant to an exchange offer we conducted, about $2 billion and $554 million principal amount of the 2016 Convertible Notes and 2036 Convertible Notes, respectively, were exchanged for an aggregate of 274,385,596 shares of Ford Common Stock, $534 million in cash ($215 in cash per $1,000 principal amount and $190 in cash per $1,000 principal amount of 2016 Convertible Notes and 2036 Convertible Notes exchanged, respectively) and the applicable accrued and unpaid interest on such 2016 Convertible Notes and 2036 Convertible Notes.  As a result of the conversion, we recorded a pre-tax loss of $962 million, net of unamortized discounts, premiums and fees, in Automotive interest income and other non-operating income/(expense), net.

2009 Conversion Offer.  In the second quarter of 2009, pursuant to an exchange offer we conducted, $4.3 billion principal amount of 2036 Convertible Notes was exchanged for an aggregate of 467,909,227 shares of Ford Common Stock, $344 million in cash ($80 in cash per $1,000 principal amount of 2036 Convertible Notes exchanged) and the applicable accrued and unpaid interest on such 2036 Convertible Notes.  As a result of the conversion, we recorded a pre-tax gain of $1.2 billion, net of unamortized discounts, premiums, and fees, in Automotive interest income and other non-operating income/(expense), net.

December 2008 Conversion Request. Pursuant to a request for conversion in the fourth quarter of 2008, $67 million principal amount of 2036 Convertible Notes was exchanged for an aggregate of 7,253,035 shares of Ford Common Stock.  As a result of the conversion we retrospectively recorded a pre-tax gain of $29 million, net of unamortized discounts, premiums, and fees, in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

Subordinated Convertible Debentures

At December 31, 2010, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures are due to Trust II, an unconsolidated entity, and are the sole assets of Trust II (for additional discussion of Trust II, see Note 7).  As of January 15, 2007, the Subordinated Convertible Debentures have become redeemable at our option.

At December 31, 2010, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 liquidation preference amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guarantee the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Convertible Debentures.

2010 Actions.  As announced on March 27, 2009, we elected to defer future interest payments on the Subordinated Convertible Debentures.  On June 30, 2010, we paid in cash to the trustee of Trust II all accrued distributions previously deferred, totaling $255 million.  This amount was paid by Trust II on July 15, 2010 to holders of the Trust Preferred Securities, thereby bringing current distributions on those securities.  In addition, we reinstated the quarterly interest payment on the Subordinated Convertible Debentures, and Trust II reinstated the quarterly distribution payment on the Trust Preferred Securities, starting with the payment due on July 15, 2010.

2009 Conversions.  In the first quarter of 2009, pursuant to a request for conversion, we issued an aggregate of 2,437,562 shares of Ford Common Stock, par value $0.01 per share, in exchange for $43 million principal amount of our Subordinated Convertible Debentures.

Subsequent Event – 2011 Redemption.  On February 10, 2011, we provided notice to the property trustee of Trust II that we will redeem in whole the Subordinated Convertible Debentures due to Trust II on the redemption date of March 15, 2011, at a price of $100.66 per $100 principal amount of such debentures, plus accrued and unpaid interest to and including the redemption date of $1.08 per debenture.  The proceeds from the redemption of the Subordinated Convertible Debentures will be used by Trust II to redeem in whole the Trust Preferred Securities on the redemption date of March 15, 2011, at a price of $50.33 per $50 liquidation preference of such securities, plus accrued and unpaid distributions to the redemption date of $0.54 per security.  Until March 14, 2011, the Trust Preferred Securities are convertible into shares of Ford Common Stock, based on a conversion rate of 2.8769 shares per $50 liquidation preference of Trust Preferred Securities, equivalent to a conversion price of $17.38 per share of Ford Common Stock.  Redemption of these securities will result in a reduction of about $3 billion in Automotive debt and lower annualized interest costs of about $190 million.  It also will result in a 2011 first quarter pre-tax charge of about $60 million, assuming none of the Trust Preferred Securities are converted.  The impact of any conversion of Trust Preferred Securities into shares of Ford Common Stock already is reflected in our fully-diluted full-year earnings per share calculation.  To the extent the Trust Preferred Securities are redeemed and not converted, the amount of dilutive shares outstanding will be reduced.

Secured Term Loan and Revolving Loan

Pursuant to our Credit Agreement, at December 31, 2010, we had outstanding:

●
$4.1 billion of a secured term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 2.75%;

●	$838 million of revolving loans maturing on December 15, 2011, which bear interest of LIBOR plus a margin of 1.125% (which margin was reduced to 1% as of February 2, 2011).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

On February 1, 2011, the issue-level credit rating and recovery rating on our senior secured debt was raised by one of the nationally recognized statistical rating organizations ("NRSROs") that rates our debt.  As a result, pursuant to the Credit Agreement, the margin over LIBOR on these issues was reduced as noted above.

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

Collateral. The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash). The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); an intercompany note of Ford Motor Company of Canada, Limited; 66% to 100% of the stock of all major first tier foreign subsidiaries; and certain domestic intellectual property, including trademarks.

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

2010 Secured Revolver Actions.  On April 6, 2010, September 9, 2010, and December 15, 2010, we paid $3 billion, $2 billion, and $1.7 billion, respectively, on revolving loans that were scheduled to mature on November 30, 2013.  Such amounts will remain available for borrowing through November 2013 as the commitments of the revolving lenders were not reduced.

At December 31, 2010, $838 million of the $8.1 billion combined revolving facilities has been drawn.  In addition, $374 million was utilized in the form of letters of credit, leaving $6.9 billion available to be drawn.

2010 Secured Term Loan Actions.  Pursuant to the requirement to use a portion of the cash proceeds from the sale of Volvo upon the closing thereof to partially prepay certain outstanding term loans under the Credit Agreement, we paid $288 million to the term loan lenders on August 3, 2010 following completion of the sale of Volvo.  Upon settlement of the final true-up of the purchase price adjustments, we will be required to pay an estimated $63 million to the term loan lenders.  As a result, at December 31, 2010, $63 million of term loans were reflected in the Automotive sector as Debt payable within one year.  See Note 13 for additional detail regarding the sale of Volvo.

On December 15, 2010, we voluntarily paid $810 million on term loans that were scheduled to mature on December 15, 2013.

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

2010 Actions on Note B.  On June 30, 2010 we made the scheduled payment due on Note B of $610 million with cash and on October 29, 2010 we prepaid the remaining outstanding principal amount of Note B with cash of $3.5 billion, which fully satisfied our obligations to the UAW VEBA Trust.  The prepayment amount was based on the contractual prepayment amount reflecting an agreed-upon discount of 5%.  Immediately prior to our prepayment, the carrying value of the note was $3.6 billion ($5.3 billion par value, net of $1.7 billion unamortized discount).  As a result of the purchase of Note B at a discount, we recorded a pre-tax gain of $69 million in the second quarter of 2010 in Automotive interest income and other non-operating income/(expense), net.

2010 Actions on Note A.  On June 30, 2010 we made the scheduled payment due on Note A to the UAW VEBA Trust of $249 million with cash.  In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A with cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit.  Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us.  The purchase price for Note A was based on the contractual prepayment amount less an agreed-upon discount of 2%.  Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion ($4.7 billion par value, net of $1.5 billion unamortized discount).  As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the second quarter of 2010 in Automotive interest income and other non-operating income/(expense), net.

In 2010, $140 million and $308 million of discount for Note A and Note B were amortized and reported in Interest expense.

DOE Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $2.8 billion in loans as of December 31, 2010.  Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement.  Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

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

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB.  Proceeds of loans drawn under the facility will be used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant.  The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $699 million of loans at December 31, 2010.  The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government).  Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain’s obligations to the U.K. government related to the government’s guarantee.

U.S. Ex-Im Bank and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan

On December 21, 2010, we entered into a credit agreement with PEFCO and U.S. Ex-Im Bank.  Under the terms of the agreement, PEFCO provided us with a $250 million revolving credit facility and U.S. Ex-Im Bank provided a guarantee to PEFCO for 100% of the outstanding principal amount of the loan, which is secured by our in-transit vehicle inventory to Canada and Mexico.  Proceeds drawn on the facility will be used to finance vehicles exported for sale to Canada and Mexico that were manufactured in our U.S. assembly plants.  The facility was fully drawn in the fourth quarter of 2010 and we had outstanding a $250 million loan at December 31, 2010.  The loan matures on December 21, 2011 and bears interest at LIBOR, at a time period that most closely parallels the advancement term, plus a margin of 1% (excluding a facility fee of 1.6%), with interest payable monthly.

Other Automotive Credit Facilities

At December 31, 2010, we had $709 million of local credit facilities to foreign Automotive affiliates, of which $167 million has been utilized.  Of the $709 million of committed credit facilities, $147 million expires in 2011, $172 million expires in 2013, and $390 million expires in 2014.

Financial Services Sector

Debt Repurchases

From time to time and based on market conditions, our Financial Services sector may repurchase some of its outstanding debt. If our Financial Services sector has excess liquidity, and it is an economically favorable use of its available cash (i.e., overall yield on the debt repurchased exceeds the return on investment alternatives), it may repurchase debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

2010 Debt Repurchases.  Through private market transactions, our Financial Services sector repurchased and called an aggregate of $5.6 billion principal amount (including $683 million maturing in 2010) of its unsecured debt and asset-backed notes. As a result, our Financial Services sector recorded a pre-tax loss of $139 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in 2010.

2009 Debt Repurchases. Through private market transactions, our Financial Services sector repurchased and called an aggregate of $3.9 billion principal amount (including $1.6 billion maturing in 2009) of its unsecured debt and asset-backed notes. As a result, our Financial Services sector recorded a pre-tax gain of $67 million ($51 million related to Ford Holdings and $16 million related to Ford Credit), net of unamortized premiums and discounts, in Financial Services other income/(loss), net in 2009.

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

The finance receivables and net investment in operating leases that have been included in structured transactions are only available for payment of the debt and other obligations issued or arising in the structured transactions.  Cash and cash equivalents balances related to structured transactions are used only to support the structured transactions.  Our Financial Services sector holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the structured transactions.  The debt has been issued either directly by our Financial Services sector or by consolidated entities.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our Financial Services sector's secured debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.3	$50.5	$37.2
Net investment in operating leases	0.8	6.1	3.0
Total	$4.1	$56.6	$40.2
Non-VIE
Finance receivables (b)	$0.2	$4.1	$3.7
Total securitization transactions
Finance receivables	$3.5	$54.6	$40.9
Net investment in operating leases	0.8	6.1	3.0
Total	$4.3	$60.7	$43.9

	2009
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.6	$57.4	$39.6
Net investment in operating leases	1.3	10.2	6.6
Total	$4.9	$67.6	$46.2
Non-VIE
Finance receivables (b)	$0.3	$6.1	$6.7
Total securitization transactions
Finance receivables	$3.9	$63.5	$46.3
Net investment in operating leases	1.3	10.2	6.6
Total	$5.2	$73.7	$52.9
________
(a)	Includes assets that can be used to settle liabilities of the consolidated VIEs and the related debt of the VIEs. See Note 13 for additional information on Financial Services sector VIEs.
(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $334 million and $1.8 billion at December 31, 2010 and December 31, 2009, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $87 million and $97 million at December 31, 2010 and December 31, 2009 respectively, that is secured by property.

Credit Facilities

At December 31, 2010, Ford Credit and its majority-owned subsidiaries, including FCE Bank plc ("FCE"), had $1.1 billion of contractually-committed unsecured credit facilities with financial institutions, of which $568 million were available for use.  Of the credit facilities available for use, $510 million expire in 2011 and $58 million expire in 2012.  Of the $1.1 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities.  The FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at December 31, 2010, Ford Credit had about $9 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program.  Of the $9 billion of contractually-committed liquidity facilities, $4.3 billion expire in 2011, $348 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DEBT AND COMMITMENTS (Continued)

The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2010, about $9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of Ford Credit asset-backed securities.  At December 31, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.2 billion at December 31, 2010 ($12.5 billion retail, $9.4 billion wholesale, and $2.3 billion supported lease assets), of which $7.5 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.4 billion having maturities within the next twelve months, of which about $3 billion relates to FCE commitments, and the remaining balance having maturities between March 2012 and May 2015.  Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates.  At December 31, 2010, $8.6 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
NOTE 20.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending December 31 (in millions):

	2010	2009	2008
Interest income	$262	$205	$928
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	125	373	(1,309)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	5	(7)	(527)
Gains/(Losses) on extinguishment of debt *	(844)	4,666	170
Other	90	47	25
Total	$(362)	$5,284	$(713)

*  See Notes 1 and 19 for a description of the debt transactions.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending December 31 (in millions):

	2010	2009	2008
Interest income (investment-related)	$86	$107	$503
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	22	42	(8)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	9	16	119
Gains/(Losses) on extinguishment of debt *	(139)	71	—
Investment and other income related to sales of receivables	2	(25)	199
Insurance premiums earned, net	98	100	140
Other	237	241	196
Total	$315	$552	$1,149

*  2009 includes a gain of $4 million based on extinguishment of debt from the exercise of a contractually-permitted put option.  See Note 19 for a description of the debt transactions.

NOTE 21.  SHARE-BASED COMPENSATION

At December 31, 2010, a variety of Ford stock-based compensation grants and awards were outstanding for employees (including officers) and members of the Board of Directors.  All stock-based compensation plans are approved by the shareholders.

Included below is information on restricted stock units, stock option awards, and other share-based awards.

We grant performance and time-based restricted stock units to our employees.  Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period.  We have stock-based compensation outstanding under two Long-Term Incentive Plans ("LTIP"):  the 1998 LTIP and the 2008 LTIP.  No further grants may be made under the 1998 LTIP.  All outstanding stock-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants.  Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2010 the number of unused shares carried forward was 50 million shares.

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

●	Time-based RSU-stock issued in 2006 and prior vest at the end of the restriction period and the expense is taken equally over the restriction period.
●
Time-based RSU-stock issued in and after 2007 generally have a graded vesting feature whereby one-third of each RSU-stock vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized using the graded vesting method.

●
Performance RSU-stock have a performance period (usually 1-3 years) and usually a restriction period (usually 1-3 years).  Compensation expense for performance RSU-stock is not recognized until it is probable and estimable as measured against the performance metrics.  Expense is then recognized over the performance and restriction periods, if any, based on the fair market value of Ford Common Stock at grant date.

We also grant stock options to our employees. We measure the fair value of the majority of our stock options using the Black-Scholes option-pricing model, using historical volatility and our determination of the expected term. The expected term of stock options is the time period that the stock options are expected to be outstanding. Historical data are used to estimate option exercise behaviors and employee termination experience. Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate. Stock options generally have a graded vesting feature whereby one-third of the stock options are exercisable after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Stock options expire ten years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year graded vesting methodology.

Upon stock-settled compensation exercises and awards, we issued new shares of Common Stock.  We do not expect to repurchase a significant number of shares for treasury stock during 2011.

Restricted Stock Units

RSU-stock activity during 2010 was as follows:
	Shares (millions)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	94.5	$2.90
Granted	10.2	12.69
Vested	(31.1)	3.61
Forfeited	(1.2)	3.28
Outstanding, end of year	72.4	3.96	$1,216.2

RSU-stock expected to vest	69.9	N/A	1,174.0

Intrinsic value of RSU-stock is measured by applying the closing stock price as of December 31 to the applicable number of units.  The fair value and intrinsic value of RSU-stock during 2010, 2009, and 2008 were as follows (in millions, except RSU per unit amounts):
	2010	2009	2008
Fair value
Granted	$130	$171	$115
Weighted average for multiple grant dates (per unit)	12.69	2.13	6.04
Vested	112	66	40
Intrinsic value
Vested	522	95	12

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  SHARE-BASED COMPENSATION (Continued)

Compensation cost for RSU-stock was as follows (in millions):

	2010	2009	2008
Compensation cost, net of taxes*	$138	$117	$82
__________
*  No taxes recorded in each period due to established valuation allowances.

As of December 31, 2010, there was approximately $74 million in unrealized compensation cost related to non-vested RSU-stock.  This expense will be recognized over a weighted average period of 1.3 years.

Stock Options

Stock option activity was as follows:
	2010		2009		2008
	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	225.4	$13.36	226.2	$16.37	247.3	$17.57
Granted	6.7	12.75	26.5	2.06	13.5	6.12
Exercised*	(36.5)	8.41	(1.3)	7.35	(0.3)	7.65
Forfeited (including expirations)	(23.1)	23.18	(26.0)	28.28	(34.3)	21.03
Outstanding, end of year	172.5	13.07	225.4	13.36	226.2	16.37
Exercisable, end of year	143.7	14.63	185.0	15.47	194.8	17.86
__________
*	Exercised at option price ranging from $1.96 to $16.91 during 2010, option price ranging from $5.49 to $7.83 during 2009, and option price ranging from $7.55 to $7.83 during 2008.

The total grant date fair value of options that vested during the years ended December 31 was as follows (in millions):

	2010	2009	2008
Fair value of vested options	$37	$41	$65

We have 143.7 million fully-vested stock options, with a weighted-average exercise price of $14.63 and average remaining term of 3 years.  We expect 28.2 million stock options (after forfeitures), with a weighted-average exercise price of $5.23 and average remaining term of 8.2 years, to vest in the future.

The intrinsic value for vested and unvested options during the years ended December 31 was as follows (in millions):

	2010	2009	2008
Intrinsic value of vested options*	$623	$132	$—
Intrinsic value of unvested options (after forfeitures)*	324	246	—
__________
*
The intrinsic value for stock options is measured by comparing the awarded option price to the closing stock price at December 31.  There was no intrinsic value for vested and unvested options at December 31, 2008 due to our stock closing at a market price lower than any of the outstanding option prices.

We received approximately $307 million from the exercise of stock options in 2010.  The tax benefit realized was de minimis.  An equivalent of about $307 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2010, 2009, and 2008, the difference between the fair value of the Common Stock issued and their respective exercise price was $187 million, $2 million, and de minimis, respectively.

Compensation cost for stock options was as follows (in millions):
	2010	2009	2008
Compensation cost, net of taxes*	$34	$29	$35
__________
*  No taxes recorded in each period due to established valuation allowances.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2010, there was about $23 million in unrealized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted-average period of 1.4 years.  A summary of the status of our non-vested shares and changes during 2010 follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	40.4	$1.73
Granted	6.7	7.21
Vested	(17.9)	2.11
Forfeited	(0.4)	2.19
Non-vested, end of year	28.8	2.77

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2010	2009	2008
Fair value per stock option	$7.21	$1.07	$2.65
Assumptions:
Annualized dividend yield	—%	—%	—%
Expected volatility	53.4%	52.0%	37.7%
Risk-free interest rate	3.0%	2.7%	3.9%
Expected stock option term (in years)	6.9	6.0	6.0

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$1.96 – $7.55	51.5	6.64	$4.74	30.1	$6.07
$7.68 – $12.98	43.5	5.32	10.70	36.1	10.37
$13.07 – $16.91	54.4	1.87	15.61	54.4	15.61
$17.06 – $30.19	23.1	0.19	30.12	23.1	30.12
Total stock options	172.5			143.7

Other Share-Based Awards

Under the 1998 LTIP and 2008 LTIP, we have granted other share-based awards to select executives and other key employees, in addition to stock options and restricted stock units. These awards include restricted stock grants, cash-settled restricted stock units, and stock appreciation rights. These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost was as follows (in millions):

	2010	2009	2008
Compensation cost, net of taxes*	$6	$11	$—
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

Under certain labor agreements, we are required to pay transitional benefits to our employees who are idled.  For employees who will be temporarily idled, we expense the benefits on an as-incurred basis.  For employees who will be permanently idled, we expense all of the future benefits payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

We also incur payments to employees for separation actions.  The costs of voluntary employee separation actions are recorded at the time of employee acceptance, unless the acceptance requires explicit approval by the Company.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

Automotive Sector

Transitional Benefits

Our collective bargaining agreements with the UAW and the CAW require us to pay a portion of wage and benefits for a specified period of time to employees who are considered permanently idled and who meet certain conditions.  We have established a reserve for employee benefits that we expect to provide under our collective bargaining agreements.  The following table summarizes the activity in the reserve:

	Reserve (in millions)		Number of Employees
	Full-Year 2010	Full-Year 2009	Full-Year 2010	Full-Year 2009
Beginning balance	$374	$411	2,436	4,187
Additions to transitional benefits reserve/transfers from voluntary separation program (i.e., rescissions)	36	318	302	1,542
Voluntary separations and relocations	(54)	(87)	(517)	(983)
Benefit payments and other adjustments	16	(268)	—	(2,310)
Ending balance	$372	$374	2,221	2,436

The balance in the reserve primarily relates to the closure of our St. Thomas Assembly Plant in Canada, which was announced in the fourth quarter of 2009.

Separation Actions

UAW Voluntary Separations.  We established a separation reserve for costs associated with separation actions recorded at the time of employee acceptance of a voluntary termination.  At December 31, 2010 and 2009, this reserve was $28 million and $46 million, respectively.  The ending balance in the reserve primarily represents the cost of separation packages for employees who accepted separation packages but have not yet left the Company, as well as employees who accepted a retirement package and ceased duties but remain on our employment rolls until they reach retirement eligibility.

We recorded in Automotive cost of sales pre-tax charges of $79 million, $120 million and $323 million for 2010, 2009, and 2008, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  EMPLOYEE SEPARATION ACTIONS (Continued)

Other Employee Separation Actions.  The following table shows pre-tax charges for other hourly and salaried employee separation actions, which are recorded in Automotive cost of sales and Selling, administrative and other expenses (in millions):

	2010	2009	2008
Ford Europe	$56	$109	$38
Ford North America (U.S. salaried-related)	31	105	184
Ford South America	3	20	—
Ford Asia Pacific Africa	1	17	91

The charges above exclude costs for pension and OPEB.

Financial Services Sector

Separation Actions

In the first quarter of 2010, Ford Credit announced plans to restructure its U.S. operations to meet changing business conditions, including the decline in its receivables.  In 2010, 2009, and 2008, Ford Credit recognized pre-tax charges of $33 million, $64 million, and $16 million, respectively, in Selling, administrative and other expenses for separation actions.  These charges exclude pension costs.

NOTE 23. INCOME TAXES

Income Taxes

In accordance with U.S. GAAP, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated statement of operations.

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

Our accounting for deferred tax consequences represents our best estimate of the likely future tax consequences of events that have been recognized in our financial statements or tax returns and their future probability.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2010	2009	2008
Income/(Loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$4,057	$1,724	$(16,148)
Non-U.S.	2,554	680	872
Total	$6,611	$2,404	$(15,276)

Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(69)	$(274)	$(117)
Non-U.S.	289	269	417
State and local	(5)	7	36
Total current	215	2	336
Deferred
Federal	—	(100)	94
Non-U.S.	292	44	(433)
State and local	85	(59)	(59)
Total deferred	377	(115)	(398)
Total	$592	$(113)	$(62)

Reconciliation of effective tax rate
U.S. tax at statutory rate	35.0%	35.0%	35.0%
Non-U.S. income taxes	1.2	(0.8)	0.9
State and local income taxes	1.5	(1.9)	0.2
General business credits	(1.8)	(6.2)	1.0
Dispositions and restructurings	(9.5)	(4.3)	15.1
Medicare prescription drug benefit	—	—	0.5
Prior year settlements and claims	(10.0)	10.4	(0.5)
Tax-related interest	(0.7)	(1.5)	0.5
Other	(1.0)	1.0	(0.2)
Valuation allowance	(5.7)	(36.4)	(52.1)
Effective rate	9.0%	(4.7)%	0.4%

No provision for deferred taxes has been made on $812 million of unremitted earnings that are permanently invested in our non-U.S. operating assets.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2010	2009
Deferred tax assets
Employee benefit plans	$6,332	$8,590
Net operating loss carryforwards	4,124	1,901
Tax credit carryforwards	4,546	2,941
Research expenditures	2,336	2,477
Dealer and customer allowances and claims	1,428	1,960
Other foreign deferred tax assets	1,513	6,441
Allowance for credit losses	252	529
All other	2,839	2,347
Total gross deferred tax assets	23,370	27,186
Less: valuation allowance	(15,664)	(17,396)
Total net deferred tax assets	7,706	9,790
Deferred tax liabilities
Leasing transactions	928	1,411
Deferred income	2,101	—
Depreciation and amortization (excluding leasing transactions)	1,146	3,080
Finance receivables	716	719
Other foreign deferred tax liabilities	334	1,240
All other	1,613	2,282
Total deferred tax liabilities	6,838	8,732
Net deferred tax assets/(liabilities)	$868	$1,058

Operating loss carryforwards for tax purposes were $10.3 billion at December 31, 2010.  A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018.  Capital loss carryforwards for tax purposes were $415 million at December 31, 2010.  Tax credits available to offset future tax liabilities are $4.5 billion.  A substantial portion of these credits have a remaining carryforward period of 10 years or more.  Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

Effective September 30, 2006, the balance of deferred taxes primarily at our U.S. entities changed from a net deferred tax liability position to a net deferred tax asset position.  Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, at December 31, 2010 we have a valuation allowance of $15.7 billion against the net deferred tax asset.

Tax Benefits Preservation Plan

On September 11, 2009, our Board of Directors adopted a tax benefit preservation plan designed to preserve shareholder value and the value of certain tax assets including net operating losses, capital losses, and tax credit carryforwards ("Tax Attributes").  At December 31, 2010, we had Tax Attributes that would offset $20 billion of U.S. taxable income.  Our ability to use these Tax Attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code.  In general, an ownership change would occur if 5-percent shareholders (as defined under U.S. federal income tax laws) collectively increase their ownership in Ford by more than 50 percentage points over a rolling three-year period.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2010	2009
Balance at January 1	$1,173	$1,898
Increase – tax positions in prior periods	138	282
Increase – tax positions in current period	52	55
Decrease – tax positions in prior periods	(141)	(213)
Settlements	(109)	(836)
Lapse of statute of limitations	(29)	(37)
Foreign currency translation adjustment	(21)	24
Balance at December 31	$1,063	$1,173

The amount of unrecognized tax benefits at December 31, 2010 and 2009 that would affect the effective tax rate if recognized was $510 million and $745 million, respectively.

The U.S. and Canadian governments have reached agreement on our transfer pricing methodologies.  The agreement covers a number of years and has resulted in a favorable impact to the income tax provision of $196 million in 2009 after the impact of valuation allowances, primarily resulting from the refund of prior Canadian tax payments.

Examinations by tax authorities have been completed through 1999 in Germany, 2005 in Canada, 2007 in the United States, and 2006 in the United Kingdom.  Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist for years dating back to 1994.

We recorded in our consolidated statement of operations approximately $45 million, $54 million, and $69 million in tax-related interest income for the years ended December 31, 2010, 2009, and 2008.  As of December 31, 2010 and 2009, we had recorded a net payable of $77 million and $38 million, respectively, for tax-related interest.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Automotive Sector

Held-for-Sale Operations

As previously disclosed, in recent years we have undertaken efforts to divest non-core assets to allow us to focus on our global Ford brand.  During the first quarter of 2009, based on our strategic review of Volvo and in light of our goal to focus on the global Ford brand, our Board of Directors committed to market Volvo actively for sale.  Accordingly, in the first quarter of 2009 we reported Volvo as held for sale and we ceased depreciation of its long-lived assets in the second quarter of 2009.

Our commitment to market Volvo actively for sale also triggered a held-for-sale impairment test in the first quarter of 2009.  We received information from our discussions with potential buyers that provided us a value for Volvo using a market approach, rather than an income approach.  We concluded that the information we received from our discussions with potential buyers was representative of the value of Volvo given the current market conditions, the characteristics of viable market participants, and our anticipation of a sales transaction for Volvo.  These inputs resulted in a lower value for Volvo than the discounted cash flow method we had used in previous impairment testing.

In the first quarter of 2009, after considering deferred gains reported in Accumulated other comprehensive income/(loss), we recognized a pre-tax impairment charge of $650 million related to our total investment in Volvo.  The impairment was recorded in Automotive cost of sales.

On March 28, 2010, we entered into a definitive agreement to sell Volvo and related assets to Zhejiang Geely Holding Group Company Limited ("Geely").

As part of the agreement with Geely, we continue to supply Volvo with, for differing periods, powertrains, stampings and other vehicle components.  Volvo will continue to supply engines, stampings and other components to us for a period of time.  We also committed to provide certain engineering support, information technology, access to tooling for common components, accounting and other selected services for a transition period to ensure a smooth separation process.  Due to our continued involvement with Volvo after separation, we have not classified Volvo as a discontinued operation.

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

The total purchase price for Volvo and the Related Assets set forth in the agreement was $1.8 billion, of which $200 million was to be paid in the form of a note and the balance to be paid in cash, with the cash portion subject to customary purchase price adjustments.  In accordance with the terms of the agreement, at closing, we received $1.3 billion in cash, recorded a note receivable in the amount of $200 million, recorded a $126 million receivable for additional purchase price adjustments (relating to our best estimate of additional proceeds, pension liabilities, debt, cash and working capital balances) and recognized a pre-tax loss of $23 million reported in Automotive interest income and other non-operating income/(expense), net.  This loss includes the recognition of $1.5 billion of accumulated other comprehensive income and $38 million of related separation costs.  We expect to finalize and settle the final true-up of the purchase price adjustments in the first quarter of 2011.

Jaguar Land Rover.  In 2008, we sold our Jaguar Land Rover operations.  We recorded a pre-tax impairment charge of $421 million reported in Automotive cost of sales and a pre-tax loss of $136 million reported in Automotive interest income and other non-operating income/(expense), net.

As part of this transaction, we continue to supply Jaguar Land Rover with powertrains and stampings.  We also provide transitional support, including engineering, and other services.  Ford Credit provided financing for Jaguar Land Rover dealers and customers during a transition period, which varied by market, for up to 12 months.

Automotive Components Holdings, LLC ("ACH") – Milan, Michigan.  In 2008, we classified the ACH Milan plant, which produces fuel tanks and bumper fascias, as held for sale.  At that time, a pre-tax impairment charge of $18 million was recorded, which represented the excess of net book value of the held-for-sale assets over the expected proceeds.  During the third quarter of 2008, deteriorating domestic economic and industry conditions significantly reduced the probability of this sale, and the Milan plant subsequently was reclassified as held and used.  The pre-tax impairment charge continues to be reported in Automotive cost of sales.

Discontinued Operations

Automotive Protection Corporation ("APCO").  In 2007, we completed the sale of APCO and realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(Loss) from discontinued operations.  In the second quarter of 2009, we received additional proceeds related to the settlement of a state and local tax matter that was unresolved at the time of sale and recognized an after-tax gain of $3 million in Income/(Loss) from discontinued operations.  For 2010 and 2008 there was no operating income, or gains or losses related to discontinued operations.

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

Thai-Swedish Assembly Group ("TSA").  In 2008, we and our subsidiary, Volvo Car Corporation, completed the sale of TSA to Volvo Holding Sverige, AB (an unrelated company, also known as Volvo Truck and Bus (Thailand) Co., Ltd.).  Under the terms of the agreement, we sold $14 million of net assets and received $24 million in gross proceeds.  We recognized a pre-tax gain of $12 million (including $2 million of foreign currency translation adjustments) in Automotive interest income and other non-operating income/(expense), net.

Acquisitions

First Aquitaine.  In the second quarter of 2009, we sold our transmission manufacturing facility in Bordeaux, France to HZ Holding France and entered into a volume-dependent pricing agreement with the new owner to purchase all of First Aquitaine's output.  In the fourth quarter of 2010, we acquired 100% of the voting interest in First Aquitaine from HZ Holding France.  We will continue to purchase transmissions from First Aquitaine.  For additional discussion on variable interest entities, see Note 13.

ACSA.  In 2008, we acquired 72.4% of the shares of ACSA, a Romanian carmaker, from Romania's Authority for State Assets Recovery ("AVAS").  During 2010 we completed the acquisition of the remaining minority interest and we now own 100% of ACSA.

We manage the day-to-day operations at ACSA.  However, as a result of the contractual commitments in the Sale and Purchase Agreement, the Romanian government maintains the ability to influence certain key decisions regarding the business until March 2012.  For example, during this period the Romanian government has the ability to influence the following:

●	Implementation of the business plan, including investment and strategic decisions to achieve minimum vehicle production levels;
●	The minimum level of full-time employees used in automobile production;
●	Capital expenditure and investment levels, including environmental protection improvements; and
●	Completion of restructuring plans requiring us to return non-core assets to the Romanian government.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  HELD-FOR-SALE OPERATIONS, DISCONTINUED OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Primus Leasing Company Limited ("Primus Thailand").  In March 2009, Ford Credit completed the sale of Primus Thailand, its operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles.  As a result of the sale, we received $165 million in proceeds and recognized a de minimis pre-tax gain in Financial Services other income/(loss), net.

Discontinued Operations

Triad Financial Corporation ("Triad").  In 2005, Ford Credit completed the sale of Triad.  Ford Credit received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, causing us to recognize an after-tax gain of $2 million and $9 million in 2009 and 2008, respectively, in Income/(Loss) from discontinued operations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  EPS is computed independently each quarter for income from continuing operations, income/(loss) from discontinued operations, and net income; as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net earnings.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Ford Common Stock and equivalents outstanding for the period.  Diluted EPS, on the other hand, reflects the maximum potential dilution that could occur if all securities and other share-based contracts, including stock options, warrants, and rights under our convertible notes were exercised.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Convertible Securities

As discussed in Note 19, Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion are outstanding at December 31, 2010.  In the first quarter of 2009, holders of 862,889 Trust Preferred Securities with an aggregate liquidation preference of $43 million elected to convert such securities into an aggregate 2,437,562 shares of Ford Common Stock.  At the option of the holder, each Trust Preferred Security is convertible, at any time on or before January 15, 2032, into shares of our Common Stock at a rate of 2.8769 shares for each Trust Preferred Security (equivalent to a conversion price of $17.38 per share).  Conversion of all shares of such Trust Preferred Securities would result in the issuance of 163 million shares of our Common Stock.

As discussed in Note 19, 2036 Convertible Notes with a principal amount of $25 million and 2016 Convertible Notes with a principal amount of $883 million are each outstanding at December 31, 2010.

In the fourth quarter of 2010, about $2 billion and $554 million principal amount of the 2016 Convertible Notes and 2036 Convertible Notes, respectively, were exchanged for an aggregate of 274,385,596 shares of Ford Common Stock, $534 million in cash ($215 in cash per $1,000 principal amount and $190 in cash per $1,000 principal amount of 2016 Convertible Notes and 2036 Convertible Notes exchanged, respectively) and the applicable accrued and unpaid interest on such 2016 Convertible Notes and 2036 Convertible Notes.

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

At the option of the holder, each 2036 Convertible Note is convertible at any time on or before December 15, 2036, into shares of Ford Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share).  Conversion of all remaining shares of 2036 Convertible Notes would result in the issuance of about 2.7 million shares of our Common Stock.

At the option of the holder, each 2016 Convertible Note is convertible at any time on or before November 16, 2016, into shares of Ford Common Stock at a rate of 107.5269 shares per $1,000 principal amount of 2016 Convertible Note (equivalent to a conversion price of $9.30 per share).  Conversion of all remaining shares of 2016 Convertible Notes would result in the issuance of about 95 million shares of our Common Stock.

Other Transactions Related to Capital Stock

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

As discussed in Note 1, we issued shares of Ford Common Stock from time to time pursuant to an equity distribution agreement and used the proceeds to purchase outstanding Ford Credit debt securities maturing prior to 2012.  In the second half of 2008, we issued 88,325,372 shares of Ford Common Stock resulting in proceeds of $434 million.  In the third quarter of 2009, we issued 71,587,743 shares of Ford Common Stock resulting in proceeds of $565 million.

On December 4, 2009, we entered into a new equity distribution agreement with certain broker-dealers pursuant to which we may offer and sell shares of Ford Common Stock from time to time for an aggregate offering price of up to $1 billion.  Sales under this agreement were completed in September 2010.  Since inception, under this agreement, we issued 85.8 million shares of Common Stock for an aggregate price of $1 billion, with 75.9 million shares of Common Stock for an aggregate price of $903 million being issued in 2010.

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

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2010	2009	2008
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$6,561	$2,712	$(14,775)
Effect of dilutive 2016 Convertible Notes (a)	173	27	—
Effect of dilutive 2036 Convertible Notes (a)(b)	37	119	—
Effect of dilutive Trust Preferred Securities (a)(c)	182	—	—
Diluted income/(loss) from continuing operations	$6,953	$2,858	$(14,775)

Basic and Diluted Shares
Average shares outstanding	3,449	2,992	2,273
Restricted and uncommitted-ESOP shares	—	(1)	(1)
Basic shares	3,449	2,991	2,272
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares (d)	217	87	—
Dilutive 2016 Convertible Notes	291	45	—
Dilutive 2036 Convertible Notes (b)	58	189	—
Dilutive Trust Preferred Securities (c)	163	—	—
Diluted shares	4,178	3,312	2,272
________
(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(b)	537 million shares for 2008 and the related income effect for 2036 Convertible Notes.
(c)	162 million shares and 162 million shares for 2009 and 2008, and the related income effect for Trust Preferred Securities.
(d)	27 million contingently-issuable shares for 2008.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates.  To manage these risks, we enter into various derivatives contracts.  Foreign currency exchange contracts, including forwards and options, are used to manage foreign exchange exposure.  Commodity contracts, including forwards and options, are used to manage commodity price risk.  Interest rate contracts including swaps, caps, and floors are used to manage the effects of interest rate fluctuations.  Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign-denominated debt.  Our derivatives are over-the-counter customized derivative transactions and are not exchange-traded.  We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

Overall Derivative Financial Instruments and Hedge Accounting.  All derivatives are recognized on the balance sheet at fair value.  To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We do, however, consider our net position for determining fair value.

We have elected to apply hedge accounting to certain derivatives.  Derivatives that are designated are documented and the relationships are evaluated for effectiveness using regression analysis at the time they are designated, as well as throughout the hedge period.  Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  Regardless of hedge accounting treatment, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk.  We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, or Financial Services other income/(loss), net depending on the sector and underlying exposure.  Cash flows associated with non-designated or de-designated derivatives are reported in Net cash (used in)/provided by investing activities in our statements of cash flows.

Cash Flow Hedges.  Our Automotive sector has designated certain forward and option contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange and commodity price risks.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings.  The ineffective portion is reported currently in Automotive cost of sales.  Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  If it becomes probable that the originally-forecasted transaction will not occur, the related amount also is reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings.  Our cash flow hedges mature within one year or less.

Fair Value Hedges.  Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt.  The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate.  If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the derivative and the change in the fair value of the hedged debt that is attributable to the changes in the benchmark interest rate.

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Net Investment Hedges.  We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.  The effective portion of changes in the value of these derivative instruments is included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated.  When the investment is sold or liquidated, the hedge gains and losses previously reported in Accumulated other comprehensive income/(loss) are recognized in Automotive interest income and other non-operating income/(expense), net as part of the gain or loss on sale. We have had no derivative instruments in an active net investment hedging relationship since the first quarter of 2007.

Normal Purchases and Normal Sales Classification.  We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and/or recognized directly in income (in millions):

	2010			2009
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Designated cash flow hedges:
Foreign exchange contracts	$(7)	$17	$-	$(86)	$37	(a)	$(1)
Commodity contracts	-	-	-	-	4		-
Total	$(7)	$17	$-	$(86)	$41		$(1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - operating exposures			$(183)				$(120)
Foreign exchange contracts - investment portfolios			-				(11)
Commodity contracts			68				(4)
Other –warrants			2				(12)
Total			$(113)				$(147)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$225				$164
Ineffectiveness (b)			(6)				(13)
Total			$219				$151
Derivatives not designated as hedging instruments:
Interest rate contracts			$38				$(63)
Foreign exchange contracts			(88)				(268)
Cross-currency interest rate swap contracts			(1)				12
Total			$(51)				$(319)

(a)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.
(b)
For 2010 and 2009, hedge ineffectiveness reflects change in fair value on derivatives of $117 million gain and $46 million loss, respectively, and change in fair value on hedged debt of $123 million loss and $33 million gain, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

In 2010, a net gain of $7 million of foreign currency translation on net investment hedges related to Volvo was transferred from Accumulated other comprehensive income/(loss) to earnings due to the sale of investments in foreign affiliates.

For our Financial Services sector, net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals on fair value hedges in Interest expense on our consolidated statement of operations, with the exception of foreign currency revaluation on accrued interest, which is reported in Selling, administrative, and other expenses.  Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net.  Gains and losses on foreign exchange and cross currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

Accumulated Other Comprehensive Income/(Loss) Activity

The following table summarizes activity on a pre-tax basis in Accumulated other comprehensive income/(loss) related to designated cash flow hedges for the period ended December 31 (in millions):

	2010	2009
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$2	$129
Increase/(Decrease) in fair value of derivatives	(7)	(86)
Gains reclassified from Accumulated other comprehensive income/(loss)	(17)	(41)
End of year: net unrealized gain/(loss) on derivative financial instruments	$(22)	$2

We expect to reclassify existing net losses of $21 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments (in millions):

	December 31, 2010
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$664	$8	$15

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,434	50	78
Commodity contracts	846	69	6
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	3,292	124	84

Total Automotive sector derivative instruments	$3,956	$132	$99

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments:
Interest rate contracts	52,999	709	322
Foreign exchange contracts	3,835	24	73
Cross-currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	58,306	758	584

Total Financial Services sector derivative instruments	$67,132	$1,261	$591

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

On our consolidated balance sheet, Automotive and Financial Services sectors report derivative assets in Other assets.  Derivative liabilities are reported in Payables for the Automotive sector and in Accrued liabilities and deferred revenue for Financial Services sector.

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above.  The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity volumes and prices.

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on December 31, 2010 was about $1 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR).  For our Automotive sector, at December 31, 2010 and 2009, our adjustment reduced derivative assets and derivative liabilities by less than $1 million, respectively.  For our Financial Services sector, at December 31, 2010 and 2009, our adjustment reduced derivative assets by $10 and $6 million, respectively, and reduced derivative liabilities by $4 and $13 million, respectively. See Note 4 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  We posted $11 and $64 million as of December 31, 2010 and December 31, 2009, respectively, which is reported in Other assets on our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS

The reconciliation of Net income/(loss) attributable to Ford Motor Company to cash flows from operating activities of continuing operations is as follows (in millions):
	2010
	Automotive	Financial Services	Total*
Net income/(loss) attributable to Ford Motor Company	$4,690	$1,871	$6,561
Depreciation and special tools amortization	3,876	2,024	5,900
Other amortization	703	(1,019)	(316)
Provision for credit and insurance losses	—	(216)	(216)
Net (gain)/loss on extinguishment of debt	844	139	983
Net (gain)/loss on investment securities	(102)	19	(83)
Net (gain)/loss on pension and OPEB curtailment	(29)	—	(29)
Net losses/(earnings) from equity investments in excess of dividends received	(198)	—	(198)
Foreign currency adjustments	(347)	(1)	(348)
Net (gain)/loss on sale of businesses	23	(5)	18
Stock option expense	32	2	34
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	300	(266)	34
Decrease/(Increase) in intersector receivables/payables	321	(321)	—
Decrease/(Increase) in accounts receivable and other assets	(918)	1,683	765
Decrease/(Increase) in inventory	(903)	—	(903)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,179)	475	(704)
Other	(750)	(587)	(1,337)
Net cash (used in)/provided by operating activities	$6,363	$3,798	$10,161

	2009
	Automotive	Financial Services	Total*
Net income/(loss) attributable to Ford Motor Company	$1,563	$1,154	$2,717
(Income)/Loss of discontinued operations	(3)	(2)	(5)
Depreciation and special tools amortization	3,743	3,924	7,667
Other amortization	174	(1,261)	(1,087)
Impairment charges	157	154	311
Held-for-sale impairment	650	—	650
Provision for credit and insurance losses	—	1,030	1,030
Net (gain)/loss on extinguishment of debt	(4,666)	(71)	(4,737)
Net (gain)/loss on investment securities	(385)	(25)	(410)
Net (gain)/loss on pension and OPEB curtailment	(4)	—	(4)
Net (gain)/loss on settlement of U.S. hourly retiree health care obligation	248	—	248
Net losses/(earnings) from equity investments in excess of dividends received	(38)	(7)	(45)
Foreign currency adjustments	415	(323)	92
Net (gain)/loss on sale of businesses	29	4	33
Stock option expense	27	2	29
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	590	(1,336)	(746)
Decrease/(Increase) in intersector receivables/payables	(598)	598	—
Decrease/(Increase) in equity method investments	74	—	74
Decrease/(Increase) in accounts receivable and other assets	407	2,205	2,612
Decrease/(Increase) in inventory	2,201	—	2,201
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,838)	(994)	(2,832)
Other	128	753	881
Net cash (used in)/provided by operating activities	$2,874	$5,805	$8,679
_________
*
See Note 1 for a reconciliation of the sum of the sector cash flows from operating activities of continuing operations to the consolidated cash flows from operating activities of continuing operations.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS (Continued)

	2008
	Automotive	Financial Services	Total*
Net income/(loss) attributable to Ford Motor Company	$(13,174)	$(1,592)	$(14,766)
(Income)/Loss of discontinued operations	—	(9)	(9)
Depreciation and special tools amortization	5,513	7,023	12,536
Other amortization	274	(643)	(369)
Impairment charges	5,318	2,086	7,404
Held-for-sale impairment	421	—	421
U.S. consolidated dealerships goodwill impairment	88	—	88
Provision for credit and insurance losses	—	1,874	1,874
Net (gain)/loss on extinguishment of debt	(170)	—	(170)
Net (gain)/loss on investment securities	1,364	12	1,376
Net (gain)/loss on pension and OPEB curtailment	(2,714)	—	(2,714)
Net losses/(earnings) from equity investments in excess of dividends received	42	(4)	38
Foreign currency adjustments	(499)	(4)	(503)
Net (gain)/loss on sale of businesses	551	(29)	522
Stock option expense	32	3	35
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	3,561	(1,681)	1,880
Decrease/(Increase) in intersector receivables/payables	885	(885)	—
Decrease/(Increase) in equity method investments	(139)	—	(139)
Decrease/(Increase) in accounts receivable and other assets	(1,473)	2,446	973
Decrease/(Increase) in inventory	(137)	—	(137)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(13,557)	1,258	(12,299)
Other	1,208	(666)	542
Net cash (used in)/provided by operating activities	$(12,606)	$9,189	$(3,417)
_________
*
See Note 1 for a reconciliation of the sum of the sector cash flows from operating activities of continuing operations to the consolidated cash flows from operating activities of continuing operations.

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2010	2009	2008
Interest
Automotive sector	$1,336	$1,302	$1,948
Financial Services sector	4,018	5,572	7,662
Total interest paid	$5,354	$6,874	$9,610

Income taxes	$73	$(764)	$553

NOTE 28.  SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In 2010, we changed the reporting structure of our Automotive sector to separately disclose the following four segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, and 4) Ford Asia Pacific Africa.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.  Automotive sector prior period information includes three additional segments described below:  1) Mazda, 2) Volvo, and 3) Jaguar Land Rover.

Ford North America segment includes primarily the sale of Ford, Lincoln, and Mercury brand vehicles and related service parts and accessories in North America (the United States, Canada and Mexico).  From the first quarter of 2008, until the sale of a portion of our investment in November 2008, the reporting structure of this segment included the sale of Mazda6 vehicles by our consolidated subsidiary, AAI (previously included in the results for Ford Asia Pacific Africa).

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

Ford South America segment includes primarily the sale of Ford-brand vehicles and related service parts and accessories in South America.

Ford Europe segment includes primarily the sale of Ford-brand vehicles and related service parts and accessories in Europe (including all parts of Turkey and Russia).

Ford Asia Pacific Africa segment includes primarily the sale of Ford-brand vehicles and related service parts and accessories in the Asia Pacific region and South Africa.  Revenue from certain vehicles (specifically, Ford brand vehicles produced and distributed by our unconsolidated affiliates, as well as by our Chinese unconsolidated affiliate Jiangling Motors Corporation (JMC) brand vehicles) is not included in our revenue.

The Mazda segment, in 2008, included the equity income/(loss) associated with our investment in Mazda (33.4% of Mazda's profit after tax before the sale of a portion of our investment in November 2008), as well as certain of our Mazda-related investments.  Beginning with the fourth quarter of 2008, our remaining investment in Mazda was reduced and treated as marketable securities – all mark-to-market adjustments are recorded in Other Automotive.  As of November 2008, our investment in Mazda was reduced to approximately 11%; in November 2010, it was reduced to approximately 3.5%.

Prior to the sale of the brand, the Volvo segment included primarily the sale of Volvo-brand vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa), which were reported as operating results through 2009.  In August 2010 we completed the sale of Volvo.  Results for Volvo are reported as special items in 2010 and as segment operating results in 2009 and 2008.

Prior to the sale of the brand, the Jaguar Land Rover segment included primarily the sale of Jaguar Land Rover vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa).  In June 2008, we completed the sale of Jaguar Land Rover. Results for Jaguar Land Rover were reported as special items in 2008.

The Other Automotive component of the Automotive sector consists primarily of centrally-managed net interest expense and related fair market value adjustments.

Transactions among Automotive segments generally are presented on a "where-sold," absolute-cost basis, which reflects the profit/(loss) on the sale within the segment making the ultimate sale to an external entity.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.  Beginning with the first quarter of 2008, until their sale in June 2008 and August 2010, respectively, income/(loss) before income taxes on vehicle component sales by Jaguar Land Rover or Volvo to each other or to any other segment and by the Ford-brand segments to either Jaguar Land Rover or Volvo were reflected in the results for the segment making the vehicle component sale.

Financial Services Sector

The Financial Services sector includes the following segments: 1) Ford Credit, and 2) Other Financial Services.  Ford Credit provides vehicle-related financing, leasing, and insurance.  Other Financial Services includes a variety of businesses including holding companies, real estate, and the financing and leasing of some Volvo vehicles in Europe.

Special Items

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments						Reconciling Items
2010	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Mazda	Other Automotive	Special Items	Total
Sales/Revenues
External customer	$64,428	$9,905	$29,486	$7,381	$—	$—	$—	$8,080	$119,280
Intersegment	674	—	732	—	—	—	—	13	1,419
Income
Income/(Loss) before income taxes	5,409	1,010	182	189	—	—	(1,493)	(1,151)	4,146
Other disclosures:
Depreciation and special tools amortization	2,058	247	1,199	262	—	—	—	110	3,876
Amortization of intangibles	9	77	—	1	—	—	—	10	97
Interest expense	—	—	—	—	—	—	1,807	—	1,807
Interest income	47	—	—	—	—	—	215	—	262
Cash outflow for capital expenditures	2,127	364	971	467	—	—	—	137	4,066
Unconsolidated affiliates
Equity in net income/(loss)	155	—	128	242	—	—	—	1	526
Total assets at year-end	29,955	6,623	22,260	5,768	—	—	—	—	64,606	(a)

2009
Sales/Revenues
External customer	$49,713	$7,947	$28,304	$5,548	$12,356	$—	$—	$—	$103,868
Intersegment	347	—	608	—	48	—	—	—	1,003
Income
Income/(Loss) before income taxes	(639)	765	(144)	(86)	(662)	—	(1,091)	2,642	785
Other disclosures:
Depreciation and special tools amortization	2,033	187	1,153	229	141	—	—	—	3,743
Amortization of intangibles	10	68	—	1	7	—	—	—	86
Interest expense	—	—	—	—	—	—	1,477	—	1,477
Interest income	55	—	—	—	—	—	150	—	205
Cash outflow for capital expenditures	2,374	300	742	215	412	—	—	—	4,043
Unconsolidated affiliates
Equity in net income/(loss)	91	—	30	164	45	—	—	—	330
Total assets at year-end (b)									79,118	(a)
2008
Sales/Revenues
External customer	$53,325	$8,648	$37,605	$6,515	$14,568	$—	$—	$6,974	$127,635
Intersegment	677	—	761	—	99	—	—	63	1,600
Income
Income/(Loss) before income taxes	(5,884)	1,230	644	(157)	(1,497)	230	(1,324)	(5,556)	(12,314)
Other disclosures:
Depreciation and special tools amortization	2,664	193	1,414	254	685	—	15	5,606	10,831
Amortization of intangibles	7	77	7	1	7	—	—	—	99
Interest expense	—	—	—	—	—	—	1,993	—	1,993
Interest income	61	—	—	—	—	—	867	—	928
Cash outflow for capital expenditures	3,718	217	1,480	321	532	—	148	—	6,416
Unconsolidated affiliates
Equity in net income/(loss)	121	—	130	107	(15)	25	—	—	368
Total assets at year-end (b)									71,556
__________
(a)	As reported on our sector balance sheet.
(b)	Total assets by operating segment not available.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

	Financial Services Sector						Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total		Elims (a)	Total
2010
Sales/Revenues
External customer	$9,357	$317	$—	$—	$9,674		$—	$128,954
Intersegment	469	10	—	—	479		(1,898)	—
Income
Income/(Loss) before income taxes	3,054	(51)	—	—	3,003		—	7,149
Other disclosures:
Depreciation and special tools amortization	1,989	35	—	—	2,024		—	5,900
Amortization of intangibles	—	—	—	—	—		—	97
Interest expense	4,222	123	—	—	4,345		—	6,152
Interest income (b)	86	—	—	—	86		—	348
Cash outflow for capital expenditures	13	13	—	—	26		—	4,092
Unconsolidated affiliates
Equity in net income/(loss)	12	—	—	—	12		—	538
Total assets at year-end	101,696	8,708	—	(7,134)	103,270	(c)	(2,083)	165,793
2009
Sales/Revenues
External customer	$12,079	$336	$—	$—	$12,415		$—	$116,283
Intersegment	462	15	—	—	477		(1,480)	—
Income
Income/(Loss) before income taxes	2,001	(106)	(81)	—	1,814		—	2,599
Other disclosures:
Depreciation and special tools amortization	3,903	34	—	—	3,937		—	7,680
Amortization of intangibles	—	—	—	—	—		—	86
Interest expense	5,162	151	—	—	5,313		—	6,790
Interest income (b)	107	—	—	—	107		—	312
Cash outflow for capital expenditures	11	5	—	—	16		—	4,059
Unconsolidated affiliates
Equity in net income/(loss)	1	(4)	(132)	—	(135)		—	195
Total assets at year-end	117,344	8,727	—	(6,959)	119,112	(c)	(3,224)	195,006
2008
Sales/Revenues
External customer	$15,628	$321	$—	$—	$15,949		$—	$143,584
Intersegment	789	12	—	—	801		(2,401)	—
Income
Income/(Loss) before income taxes	(473)	(22)	(2,086)	—	(2,581)		—	(14,895)
Other disclosures:
Depreciation and special tools amortization	6,986	37	2,086	—	9,109		—	19,940
Amortization of intangibles	—	—	—	—	—		—	99
Interest expense	7,634	110	—	—	7,744		—	9,737
Interest income (b)	503	—	—	—	503		—	1,431
Cash outflow for capital expenditures	44	32	—	—	76		—	6,492
Unconsolidated affiliates
Equity in net income/(loss)	8	5	—	—	13		—	381
Total assets at year-end	150,127	11,017	—	(9,477)	151,667		(2,535)	220,688
__________
(a)	Includes intersector transactions occurring in the ordinary course of business.
(b)
Interest income reflected on this line for Financial Services sector is non-financing-related.  Interest income in the normal course of business for Financial Services sector is reported in Financial Services revenues.

(c)	As reported on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  GEOGRAPHIC INFORMATION

The following table includes information for both Automotive and Financial Services sectors (in millions):

	2010		2009		2008
	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*	Net Sales and Revenues	Long-Lived Assets*
North America
United States	$63,318	$18,124	$53,595	$21,800	$60,465	$29,148
Canada	9,351	3,713	7,974	5,000	7,964	6,369
Mexico/Other	1,537	1,410	1,335	1,321	2,225	950
Total North America	74,206	23,247	62,904	28,121	70,654	36,467

Europe
United Kingdom	9,172	1,907	8,661	2,277	14,702	2,194
Germany	7,139	3,395	8,161	3,217	9,399	3,565
Italy	3,656	48	4,529	53	5,052	31
France	2,754	168	3,081	395	3,532	393
Spain	2,235	1,254	2,174	1,280	3,550	1,223
Russia	2,041	228	1,573	240	5,211	221
Belgium	1,539	980	1,484	1,229	2,092	1,330
Other	8,238	51	8,934	68	13,239	164
Total Europe	36,774	8,031	38,597	8,759	56,777	9,121

All Other	17,974	3,576	14,782	3,027	16,153	2,407
Total Company	$128,954	$34,854	$116,283	$39,907	$143,584	$47,995
__________
*	Includes Net investment in operating leases and Net property from our consolidated balance sheet.

NOTE 30.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Revised amounts in the following tables reflect retrospective application of the new accounting standard on VIE consolidation.

(In millions, except per share amounts)	2010				2009
Automotive Sector	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$30,230	$27,592	$32,564	$28,894	$32,028	$27,250	$23,610	$20,980
Operating income/(loss)	608	1,334	2,312	1,535	405	477	(1,792)	(2,442)
Income/(Loss) before income taxes	(272)	1,126	1,972	1,320	207	442	1,646	(1,510)
Financial Services Sector
Revenues	2,198	2,301	2,503	2,672	2,783	3,022	3,200	3,410
Income/(Loss) before income taxes	552	761	875	815	701	670	595	(152)

Total Company
Income/(Loss) before income taxes	280	1,887	2,847	2,135	908	1,112	2,241	(1,662)

Amounts Attributable to Ford Motor Company Common and Class B Shareholders

Income/(Loss) from continuing operations before cumulative effects of changes in accounting principles	190	1,687	2,599	2,085	886	997	2,256	(1,427)
Net income/(loss)	190	1,687	2,599	2,085	886	997	2,261	(1,427)

Common and Class B per share from income/(loss) from continuing operations before cumulative effects of changes in accounting principles

Basic	0.05	0.49	0.76	0.62	0.27	0.31	0.75	(0.60)
Diluted	0.05	0.43	0.61	0.50	0.25	0.29	0.69	(0.60)

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

The pre-tax income of $280 million in the fourth quarter of 2010 includes a $962 million loss on the conversion of our 2016 and 2036 Convertible Notes to Ford Common Stock.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 30.  SELECTED QUARTERLY FINANCIAL DATA (unaudited) (Continued)

The pre-tax loss of $1.7 billion in the first quarter of 2009 includes a $1.1 billion gain (net of transaction costs) related to Ford Credit's acquisition of $2.2 billion principal amount of our secured term loan for $1.1 billion of cash, a $292 million reduction of expense related to a change in benefits and our ability to redeploy employees, and a $650 million impairment charge related to our total investment in Volvo.

The pre-tax income of $2.2 billion in the second quarter of 2009 includes a $2.2 billion gain (net of transaction costs, unamortized discounts, premiums and fees) related to Ford Credit's acquisition of $3.4 billion principal amount of our public unsecured debt securities for $1.1 billion, a $1.2 billion gain related to a conversion offer on our 2036 Convertible Notes, and a $281 million foreign exchange translation loss related to the liquidation of Progress Ford Sales Limited.

The pre-tax income of $908 million in the fourth quarter of 2009 includes a $310 million charge related to the announced closure of our St. Thomas Assembly Plant in Canada, and a $264 million charge related to the settlement of the UAW retiree health care obligation.

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

Guarantees

At December 31, 2010 and 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties including suppliers to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under guarantees and the carrying value of recorded liabilities related to guarantees at December 31 were as follows (in millions):
	2010	2009
Maximum potential payments	$500	$219
Carrying value of recorded liabilities related to guarantees	43	30

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

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 31.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims

Various legal actions, proceedings and claims are pending or may be instituted or asserted against us.  These include but are not limited to matters arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy or other matters; government incentives; tax matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these legal actions, proceedings and claims is difficult to estimate.  Many legal matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum.  To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.

In evaluating matters filed against us, we take into consideration factors such as the facts and circumstances asserted, our historical experience with claims of a similar nature, the likelihood of our prevailing and the severity of any potential loss.  For some matters, no accrual is established because we have determined our risk of loss to be remote.  For all other matters, we generally record an accrual, either on an individual basis or with respect to a group of matters involving similar claims, based on the factors set forth above.  We reevaluate and update our accruals as matters progress over time.

There is one matter currently pending against us in which we believe a material loss is reasonably possible, but for which we have not established an accrual.  Specifically, administrative proceedings are pending against Ford Brazil relating to state tax incentives.  These incentives are being challenged by two states on the basis that the incentives granted by another state did not receive formal approval from the organization of Brazilian state treasury offices.  If we do not prevail at the administrative level, we plan to appeal to the state court, which likely would require posting of cash or other collateral up to the amount assessed.  Although we believe our position on the merits is correct, there is a reasonable possibility of an eventual loss of up to the amount assessed by the taxing authorities (about $500 million, including current interest and penalties).

There exists a reasonable possibility that the ultimate outcome could be lower or higher than our accruals.  In aggregate, we do not believe that these reasonably possible outcomes in excess of our accruals would be material.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  Our assessments, and therefore our accruals, are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued.

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages on products sold.  These costs are estimates based primarily on historical warranty claim experience.  Warranty accruals accounted for in Accrued liabilities and deferred revenue at December 31 were as follows (in millions):

	2010	2009
Beginning balance	$3,147	$3,239
Payments made during the period	(2,176)	(2,484)
Changes in accrual related to warranties issued during the period	1,522	1,652
Changes in accrual related to pre-existing warranties	203	584
Foreign currency translation and other	(50)	156
Ending balance	$2,646	$3,147

Excluded from the table above are costs accrued for product recalls and customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity, and of cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entity consolidation in 2010.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2011

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2010
Allowances deducted from assets
Credit losses	$1,565	$(262)		$439	(a)	$864
Doubtful receivables (b)	468	(47)		185	(c)	236
Inventories (primarily service part obsolescence) (b)	242	3	(d)	—		245
Deferred tax assets	17,396	194	(f)	1,926	(g)	15,664
Total allowances deducted from assets	$19,671	$(112)		$2,550		$17,009

For the Year Ended December 31, 2009
Allowances deducted from assets
Credit losses	$1,681	$977		$1,093	(a)	$1,565
Doubtful receivables (b)	174	288		(6	) (c)	468
Inventories (primarily service part obsolescence) (b)	272	(30	) (d)	—		242
Deferred tax assets	17,268	128	(f)	—		17,396
Total allowances deducted from assets	$19,395	$1,363		$1,087		$19,671

For the Year Ended December 31, 2008
Allowances deducted from assets
Credit losses	$1,102	$1,773		$1,194	(a)	$1,681
Doubtful receivables (b)	171	27		24	(c)	174
Inventories (primarily service part obsolescence) (b)	301	(29	) (d)	—		272
Deferred tax assets (e)	7,988	9,280	(f)	—		17,268
Total allowances deducted from assets	$9,562	$11,051		$1,218		$19,395
_________
(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)	Excludes Jaguar Land Rover and Volvo.
(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.
(d)	Net change in inventory allowances. Excludes Jaguar Land Rover and Volvo.
(e)	Includes Jaguar Land Rover.
(f)
Includes $572 million, $1.1 billion, and $1.1 billion in 2010, 2009, and 2008, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $(378) million, $(1) billion, and $8.2 billion in 2010, 2009, and 2008, respectively, of valuation allowance for deferred tax assets through the statement of operations.

(g)	Primarily reduction of deferred taxes subject to a valuation allowance related to the sale of Volvo.

FSS - 1