Form 10-Q
period 2011-03-31
FORD MOTOR CO
filed 2011-05-10
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, the registrant had outstanding 3,727,332,952 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 80.

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2011 and 2010
(in millions, except per share amounts)

	First Quarter
	2011	2010
	(unaudited)
Sales and revenues
Automotive sales	$31,038	$28,894
Financial Services revenues	2,076	2,672
Total sales and revenues	33,114	31,566

Costs and expenses
Automotive cost of sales	26,776	25,139
Selling, administrative and other expenses	2,734	3,089
Interest expense	1,174	1,701
Financial Services provision for credit and insurance losses	(54)	(41)
Total costs and expenses	30,630	29,888

Automotive interest income and other non-operating income/(expense), net (Note 12)	40	189
Financial Services other income/(loss), net (Note 12)	85	126
Equity in net income/(loss) of affiliated companies	167	142
Income/(Loss) before income taxes	2,776	2,135
Provision for/(Benefit from) income taxes	220	50
Income/(Loss) from continuing operations	2,556	2,085
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	2,556	2,085
Less: Income/(Loss) attributable to noncontrolling interests	5	—
Net income/(loss) attributable to Ford Motor Company	$2,551	$2,085

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,551	$2,085
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$2,551	$2,085

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.68	$0.62
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.68	$0.62
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.61	$0.50
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.61	$0.50

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2011 and 2010
(in millions, except per share amounts)

	First Quarter
	2011	2010
	(unaudited)
AUTOMOTIVE
Sales	$31,038	$28,894
Costs and expenses
Cost of sales	26,776	25,139
Selling, administrative and other expenses	2,143	2,220
Total costs and expenses	28,919	27,359
Operating income/(loss)	2,119	1,535

Interest expense	251	542

Interest income and other non-operating income/(expense), net (Note 12)	40	189
Equity in net income/(loss) of affiliated companies	162	138
Income/(Loss) before income taxes — Automotive	2,070	1,320

FINANCIAL SERVICES
Revenues	2,076	2,672
Costs and expenses
Interest expense	923	1,159
Depreciation	430	660
Operating and other expenses	161	209
Provision for credit and insurance losses	(54)	(41)
Total costs and expenses	1,460	1,987

Other income/(loss), net (Note 12)	85	126
Equity in net income/(loss) of affiliated companies	5	4
Income/(Loss) before income taxes — Financial Services	706	815

TOTAL COMPANY
Income/(Loss) before income taxes	2,776	2,135
Provision for/(Benefit from) income taxes	220	50
Income/(Loss) from continuing operations	2,556	2,085
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	2,556	2,085
Less: Income/(Loss) attributable to noncontrolling interests	5	—
Net income/(loss) attributable to Ford Motor Company	$2,551	$2,085

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,551	$2,085
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$2,551	$2,085

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.68	$0.62
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.68	$0.62
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.61	$0.50
Income/(Loss) from discontinued operations	—	—
Net income/(loss)	$0.61	$0.50

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$21,318	$14,805
Marketable securities	13,548	20,765
Finance receivables, net (Note 5)	70,704	70,070
Other receivables, net	8,999	7,388
Net investment in operating leases	11,239	11,675
Inventories (Note 7)	7,414	5,917
Equity in net assets of affiliated companies	2,525	2,569
Net property	23,407	23,179
Deferred income taxes	1,962	2,003
Net intangible assets (Note 9)	98	102
Other assets	6,177	6,214
Total assets	$167,391	$164,687

LIABILITIES
Payables	$19,984	$16,362
Accrued liabilities and deferred revenue	42,092	43,844
Debt (Note 11)	101,638	103,988
Deferred income taxes	1,212	1,135
Total liabilities	164,926	165,329

EQUITY
Capital stock
Common Stock, par value $0.01 per share (3,742 million shares issued)	37	37
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,723	20,803
Accumulated other comprehensive income/(loss)	(13,684)	(14,313)
Treasury stock	(164)	(163)
Retained earnings/(Accumulated deficit)	(4,487)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	2,426	(673)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	39	31
Total equity/(deficit) (Note 19)	2,465	(642)
Total liabilities and equity	$167,391	$164,687

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$4,375	$4,062
Marketable securities	—	—
Finance receivables, net	50,414	50,473
Other receivables, net	—	13
Net investment in operating leases	5,345	6,121
Inventories	—	19
Net property	—	31
Deferred income taxes	—	—
Other assets	44	28
LIABILITIES
Payables	—	16
Accrued liabilities and deferred revenue	105	222
Debt	41,379	40,247

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

ASSETS	March 31, 2011	December 31, 2010
	(unaudited)
Automotive
Cash and cash equivalents	$12,544	$6,301
Marketable securities	8,822	14,207
Total cash and marketable securities	21,366	20,508
Receivables, less allowances of $218 and $228	4,259	3,992
Inventories (Note 7)	7,414	5,917
Deferred income taxes	265	359
Net investment in operating leases	847	1,282
Other current assets	796	610
Current receivable from Financial Services	2,063	1,700
Total current assets	37,010	34,368
Equity in net assets of affiliated companies	2,386	2,441
Net property	23,261	23,027
Deferred income taxes	2,365	2,468
Net intangible assets (Note 9)	98	102
Non-current receivable from Financial Services	190	181
Other assets	2,241	2,019
Total Automotive assets	67,551	64,606
Financial Services
Cash and cash equivalents	8,774	8,504
Marketable securities	4,927	6,759
Finance receivables, net (Note 5)	75,199	73,265
Net investment in operating leases	10,392	10,393
Equity in net assets of affiliated companies	139	128
Other assets	3,739	4,221
Total Financial Services assets	103,170	103,270
Intersector elimination	(2,455)	(2,083)
Total assets	$168,266	$165,793
LIABILITIES
Automotive
Trade payables	$16,756	$13,466
Other payables	1,712	1,544
Accrued liabilities and deferred revenue	15,942	17,065
Deferred income taxes	318	392
Debt payable within one year (Note 11)	2,011	2,049
Total current liabilities	36,739	34,516
Long-term debt (Note 11)	14,589	17,028
Other liabilities	22,977	23,016
Deferred income taxes	282	344
Total Automotive liabilities	74,587	74,904
Financial Services
Payables	1,516	1,352
Debt (Note 11)	85,239	85,112
Deferred income taxes	1,487	1,505
Other liabilities and deferred income	3,174	3,764
Payable to Automotive	2,253	1,881
Total Financial Services liabilities	93,669	93,614
Intersector elimination	(2,455)	(2,083)
Total liabilities	165,801	166,435
EQUITY
Capital stock (Note 15)
Common Stock, par value $0.01 per share (3,742 million shares issued)	37	37
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,723	20,803
Accumulated other comprehensive income/(loss)	(13,684)	(14,313)
Treasury stock	(164)	(163)
Retained earnings/(Accumulated deficit)	(4,487)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company	2,426	(673)
Equity/(Deficit) attributable to noncontrolling interests	39	31
Total equity/(deficit)	2,465	(642)
Total liabilities and equity	$168,266	$165,793

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter
	2011	2010
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$2,497	$2,683

Cash flows from investing activities of continuing operations
Capital expenditures	(929)	(1,068)
Acquisitions of retail and other finance receivables and operating leases	(8,068)	(6,979)
Collections of retail and other finance receivables and operating leases	8,444	9,602
Purchases of securities	(19,194)	(18,341)
Sales and maturities of securities	26,479	17,987
Settlements of derivatives	15	46
Other	147	(80)
Net cash (used in)/provided by investing activities	6,894	1,167

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	530
Changes in short-term debt	561	(1,042)
Proceeds from issuance of other debt	9,268	8,827
Principal payments on other debt	(13,199)	(8,506)
Other	88	79
Net cash (used in)/provided by financing activities	(3,282)	(112)

Effect of exchange rate changes on cash	404	(276)

Net increase/(decrease) in cash and cash equivalents from continuing operations	6,513	3,462

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$6,513	$3,462

Cash and cash equivalents at January 1	$14,805	$20,894
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	6,513	3,462
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—
Cash and cash equivalents at March 31	$21,318	$24,356

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter 2011		First Quarter 2010
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$2,963	$1,035	$20	$2,071

Cash flows from investing activities of continuing operations
Capital expenditures	(926)	(3)	(1,064)	(4)
Acquisitions of retail and other finance receivables and operating leases	—	(7,990)	—	(6,979)
Collections of retail and other finance receivables and operating leases	—	8,444	—	9,673
Net (acquisitions)/collections of wholesale receivables	—	(1,579)	—	521
Purchases of securities	(11,364)	(7,830)	(9,102)	(9,239)
Sales and maturities of securities	16,815	9,664	11,917	6,284
Settlements of derivatives	35	(20)	(128)	174
Investing activity (to)/from Financial Services	838	—	375	—
Other	130	17	(7)	(73)
Net cash (used in)/provided by investing activities	5,528	703	1,991	357

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	—	530	—
Changes in short-term debt	(110)	671	269	(1,311)
Proceeds from issuance of other debt	574	8,694	310	8,517
Principal payments on other debt	(3,000)	(10,199)	(117)	(8,603)
Investing activity to/(from) Automotive	—	(838)	—	(375)
Other	59	29	116	(37)
Net cash (used in)/provided by financing activities	(2,477)	(1,643)	1,108	(1,809)

Effect of exchange rate changes on cash	229	175	(80)	(196)
Net increase/(decrease) in cash and cash equivalents from continuing operations	6,243	270	3,039	423

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$6,243	$270	$3,039	$423

Cash and cash equivalents at January 1	$6,301	$8,504	$9,762	$11,132
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	6,243	270	3,039	423
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	—	—
Cash and cash equivalents at March 31	$12,544	$8,774	$12,801	$11,555

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter
	2011	2010
	(unaudited)
Net income/(loss)	$2,556	$2,085
Other comprehensive income/(loss), net of tax:
Foreign currency translation	588	(489)
Net gain/(loss) on derivative instruments	117	(1)
Employee benefit-related	(78)	157
Net holding gain/(loss)	—	(2)
Total other comprehensive income/(loss), net of tax	627	(335)
Comprehensive income/(loss)	3,183	1,750
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 19)	3	—
Comprehensive income/(loss) attributable to Ford Motor Company	$3,180	$1,750

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION

Our financial statements are presented in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors.  Intercompany items and transactions have been eliminated in both the consolidated and sector balance sheets.  Reconciliations of certain line items are explained below in this Note, where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Adoption of New Accounting Standards

Business Combinations.  On January 1, 2011 we adopted the new standard on business combinations.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The new accounting standard did not have a material impact on our financial statement disclosures.

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities. The reconciliation between the total sector and consolidated balance sheets is as follows (in millions):

	March 31, 2011	December 31, 2010
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$265	$359
Automotive sector non-current deferred income tax assets	2,365	2,468
Financial Services sector deferred income tax assets*	207	282
Total	2,837	3,109
Reclassification for netting of deferred income taxes	(875)	(1,106)
Consolidated balance sheet presentation of deferred income tax assets	$1,962	$2,003

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$318	$392
Automotive sector non-current deferred income tax liabilities	282	344
Financial Services sector deferred income tax liabilities	1,487	1,505
Total	2,087	2,241
Reclassification for netting of deferred income taxes	(875)	(1,106)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,212	$1,135
__________
*     Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION (Continued)

Automotive Acquisition of Financial Services Debt.  During 2008 and 2009 we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million.  During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million.  As of March 31, 2011, approximately $780 million of the debt purchased has matured, and $267 million was repurchased from us by Ford Credit.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $201 million at March 31, 2011 and December 31, 2010, respectively.  On our sector balance sheet, the debt is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Sector to Consolidated Cash Flow Reconciliation.  We present certain cash flows from wholesale receivables, finance receivables and the Automotive acquisition of Financial Services debt differently on our sector and consolidated statements of cash flows.  The reconciliation between total sector and consolidated cash flows is as follows (in millions):

	First Quarter
	2011	2010
Automotive cash flows from operating activities of continuing operations	$2,963	$20
Financial Services cash flows from operating activities of continuing operations	1,035	2,071
Total sector cash flows from operating activities of continuing operations	3,998	2,091
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(1,579)	521
Finance receivables (b)	78	71
Consolidated cash flows from operating activities of continuing operations	$2,497	$2,683

Automotive cash flows from investing activities of continuing operations	$5,528	$1,991
Financial Services cash flows from investing activities of continuing operations	703	357
Total sector cash flows from investing activities of continuing operations	6,231	2,348
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	1,579	(521)
Finance receivables (b)	(78)	(71)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (c)	—	(214)
Elimination of investing activity to/(from) Financial Services in consolidation	(838)	(375)
Consolidated cash flows from investing activities of continuing operations	$6,894	$1,167

Automotive cash flows from financing activities of continuing operations	$(2,477)	$1,108
Financial Services cash flows from financing activities of continuing operations	(1,643)	(1,809)
Total sector cash flows from financing activities of continuing operations	(4,120)	(701)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (c)	—	214
Elimination of investing activity to/(from) Financial Services in consolidation	838	375
Consolidated cash flows from financing activities of continuing operations	$(3,282)	$(112)

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

Item 1. Financial Statements (Continued)

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Troubled Debt Restructurings. In April 2011, the Financial Accounting Standards Board ("FASB") issued a new standard to clarify the accounting for and disclosures about troubled debt restructurings by creditors.  The new standard was issued to address concerns about the diversity in practice related to identifying troubled debt restructurings and provides additional guidance as to whether a restructuring meets the criteria to be considered a troubled debt restructuring for purposes of recording an impairment and related disclosures.  The standard is effective for us as of July 1, 2011 and will be applied prospectively to troubled debt restructurings occurring on or after January 1, 2011.  We do not expect this standard will have a material impact on our financial condition, results of operations, and financial statement disclosures.

Financial Services - Insurance. In October 2010, the FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

NOTE 3.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements at fair value.  The fair value of finance receivables and debt, together with the related carrying value, is disclosed in Notes 5 and 11, respectively.  Certain other assets and liabilities are measured at fair value on a nonrecurring basis and vary based on specific circumstances such as impairments.

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

Valuation Methodologies

Cash and Cash Equivalents.  Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal.  A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition.  Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents.  At March 31, 2011 these include $1.8 billion of demand deposits with financial institutions which were previously classified as Marketable securities, and this amount is reported in Sales and maturities of securities in the first quarter 2011 consolidated statement of cash flows.

Time deposits, certificates of deposit, and money market accounts that meet the above criteria are classified as Cash and cash equivalents, reported at par value, and excluded from the tables below.

Marketable Securities.  Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price, or penalty on withdrawal are classified as Marketable securities.  For marketable securities, we generally measure fair value based on a market approach using prices obtained from pricing services.  We review all pricing data for reasonability and observability of inputs.  Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value.  In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

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

In certain cases, market data are not available and we develop assumptions or use models (e.g., Black Scholes) which are used to determine fair value.  This includes situations where there is illiquidity for a particular currency or commodity or for longer-dated instruments.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the swap cash flows based on historical pre-payment speeds.

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

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices or current market rates are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical prepayment speeds.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$368	$—	$—	$368
U.S. government-sponsored enterprises	—	1,448	—	1,448
Government –non-U.S.	—	392	—	392
Foreign government agencies (b)	—	3,567	—	3,567
Corporate debt	—	43	—	43
Total cash equivalents – financial instruments	368	5,450	—	5,818
Marketable securities (c)
U.S. government	2,442	—	—	2,442
U.S. government-sponsored enterprises	—	1,795	—	1,795
Foreign government agencies (b)	—	2,623	—	2,623
Corporate debt	—	944	—	944
Mortgage-backed and other asset-backed	—	53	1	54
Equity	158	—	—	158
Government –non-U.S.	—	578	—	578
Other liquid investments (d)	—	27	—	27
Total marketable securities	2,600	6,020	1	8,621
Derivative financial instruments
Foreign exchange contracts	—	222	—	222
Commodity contracts	—	48	8	56
Other – warrants	—	—	5	5
Total derivative financial instruments (e)	—	270	13	283
Total assets at fair value	$2,968	$11,740	$14	$14,722
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$117	$—	$117
Commodity contracts	—	6	11	17
Total derivative financial instruments (e)	—	123	11	134
Total liabilities at fair value	$—	$123	$11	$134

(a)
"Cash equivalents –financial instruments" in this table exclude time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $5.3 billion as of March 31, 2011 for the Automotive sector.  In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.4 billion as of March 31, 2011.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $203 million as of March 31, 2011; see Note 1 for additional detail.

(d)	Other liquid investments include certificates of deposit and time deposits.
(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	250	—	250
Government –non-U.S.	—	314	—	314
Foreign government agencies (b)	—	308	—	308
Corporate debt	—	1	—	1
Total cash equivalents – financial instruments	—	873	—	873
Marketable securities
U.S. government	828	—	—	828
U.S. government-sponsored enterprises	—	1,521	—	1,521
Foreign government agencies (b)	—	1,188	—	1,188
Corporate debt	—	1,187	—	1,187
Mortgage-backed	—	176	—	176
Government –non-U.S.	—	10	—	10
Other liquid investments (c)	—	17	—	17
Total marketable securities	828	4,099	—	4,927
Derivative financial instruments (d)
Interest rate contracts	—	784	118	902
Foreign exchange contracts	—	70	—	70
Cross currency interest rate swap contracts	—	—	—	—
Total derivative financial instruments	—	854	118	972
Total assets at fair value	$828	$5,826	$118	$6,772
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$101	$125	$226
Foreign exchange contracts	—	25	—	25
Cross-currency interest rate swap contracts	—	—	54	54
Total derivative financial instruments	—	126	179	305
Total liabilities at fair value	$—	$126	$179	$305

(a)
"Cash equivalents –financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $5.6 billion as of March 31, 2011 for the Financial Services sector.  In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.3 billion as of March 31, 2011.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issues by supranational institutions.
(c)	Other liquid investments include certificates of deposit and time deposits.
(d)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	224	—	224
Government –non-U.S.	—	133	—	133
Foreign government agencies (b)	—	1,619	—	1,619
Corporate debt	—	199	—	199
Total cash equivalents – financial instruments	—	2,175	—	2,175
Marketable securities (c)
U.S. government	2,718	—	—	2,718
U.S. government-sponsored enterprises	—	4,809	—	4,809
Foreign government agencies (b)	—	3,215	1	3,216
Corporate debt	—	517	—	517
Mortgage-backed and other asset-backed	—	20	—	20
Equity	203	—	—	203
Government –non-U.S.	—	818	1	819
Other liquid investments (d)	—	1,704	—	1,704
Total marketable securities	2,921	11,083	2	14,006
Derivative financial instruments
Foreign exchange contracts	—	58	—	58
Commodity contracts	—	36	33	69
Other – warrants	—	—	5	5
Total derivative financial instruments (e)	—	94	38	132
Total assets at fair value	$2,921	$13,352	$40	$16,313
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$93	$—	$93
Commodity contracts	—	6	—	6
Total derivative financial instruments (e)	—	99	—	99
Total liabilities at fair value	$—	$99	$—	$99

(a)
"Cash equivalents –financial instruments" in this table exclude time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $2.2 billion as of December 31, 2010 for the Automotive sector.  In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.9 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.
(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $203 million as of December 31, 2010; see Note 1 for additional detail.

(d)	Other liquid investments include certificates of deposit and time deposits.
(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Government –non-U.S.	—	323	—	323
Foreign government agencies (b)	—	100	—	100
Corporate debt	—	200	—	200
Total cash equivalents – financial instruments	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Foreign government agencies (b)	—	821	1	822
Corporate debt	—	732	—	732
Mortgage-backed	—	177	—	177
Government –non-U.S.	—	364	—	364
Other liquid investments (c)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments (d)
Interest rate contracts	—	1,035	177	1,212
Foreign exchange contracts	—	24	—	24
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments	—	1,084	177	1,261
Total assets at fair value	$1,680	$6,944	$178	$8,802
Liabilities
Derivative financial instruments (d)
Interest rate contracts	$—	$134	$195	$329
Foreign exchange contracts	—	73	—	73
Cross-currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments	—	325	266	591
Total liabilities at fair value	$—	$325	$266	$591

(a)
"Cash equivalents – financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $5.7 billion as of December 31, 2010 for the Financial Services sector.  In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issues by supranational institutions.
(c)	Other liquid investments include certificates of deposit and time deposits.
(d)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending March 31 (in millions):

	2011
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage- Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Fair value at December 31, 2010	$1	$—	$—	$1	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	(10)	(10)
Interest income and other non-operating income(loss), net	—	—	—	(1)	(1)	—	(1)
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	—	(1)	(1)	(10)	(11)
Purchases, issues, sales, settlements
Purchases	—	—	1	1	2	—	2
Issues	—	—	—	—	—	—	—
Sales	—	—	—	(1)	(1)	—	(1)
Settlements	—	—	—	—	—	(26)	(26)
Total purchases, issues, sales, settlements	—	—	1	—	1	(26)	(25)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	—	—	—	(1)	—	(1)
Fair value at March 31, 2011	$—	$—	$1	$—	$1	$2	$3
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(11)	$(11)

Financial Services Sector
Fair value at December 31, 2010	$—	$1	$—	$—	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	—	—	—	—	(23)	(23)
Other comprehensive income/(loss) (a)	—	—	—	—	—	(1)	(1)
Interest expense	—	—	—	—	—	5	5
Total realized/unrealized gains/(losses)	—	—	—	—	—	(19)	(19)
Purchases, issues, sales, settlements
Purchases	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	48	48
Total purchases, issues, sales, settlements	—	—	—	—	—	48	48
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(1)	—	—	(1)	(1)	(2)
Fair value at March 31, 2011	$—	$—	$—	$—	$—	$(61)	$(61)
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$22	$22

(a)	"Other Comprehensive Income/(Loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.
(b)
Represents transfers out due to the availability of observable data for $2 million of marketable securities due to increase in market activity for these securities and $1 million due to shorter duration of derivative financial instruments.  Transfers in and transfers out represent the value at the end of the reporting period.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	2010
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage-Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Automotive Sector
Fair value at December 31, 2009	$—	$8	$17	$—	$25	$9	$—	$34
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	2	—	2
Interest income and other non-operating income/(loss), net	—	—	(1)	—	(1)	1	—	—
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	(1)	—	(1)	3	—	2
Purchases, issues, sales, settlements
Purchases	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	(8)	(14)	—	(22)	—	—	(22)
Settlements	—	—	—	—	—	(1)	—	(1)
Total purchases, issues, sales, settlements	—	(8)	(14)	—	(22)	(1)	—	(23)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Fair value at March 31, 2010	$—	$—	$2	$—	$2	$11	$—	$13

Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$2	$—	$2

Financial Services Sector
Fair value at December 31, 2009	$—	$4	$—	$—	$4	$(155)	$26	$(125)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(4)	—	—	(4)	(56)	(2)	(62)
Other comprehensive income/(loss) (a)	—	—	—	—	—	(7)	2	(5)
Interest expense	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(4)	—	—	(4)	(63)	—	(67)
Purchases, issues, sales, settlements
Purchases	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	35	(13)	22
Total purchases, issues, sales, settlements	—	—	—	—	—	35	(13)	22
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Fair value at March 31, 2010	$—	$—	$—	$—	$—	$(183)	$13	$(170)
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(34)	$—	$(34)

(a)	"Other Comprehensive Income/(Loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.
(b)	Transfers in and transfers out represent the value at the end of the reporting period.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended March 31, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	March 31, 2011 (a)				December 31, 2010 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables (b)	$—	$—	$77	$77	$—	$—	$82	$82
Dealer loans, net (b)	—	—	13	13	—	—	22	22
Total North America	—	—	90	90	—	—	104	104
International
Retail receivables (b)	—	—	49	49	—	—	45	45
Total International	—	—	49	49	—	—	45	45
Total Financial Services sector	$—	$—	$139	$139	$—	$—	$149	$149

(a)	There were no Automotive sector nonrecurring fair value measurements subsequent to initial recognition recorded.
(b)
Finance receivables, including retail accounts that have been charged off and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell.  The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property.  See Note 6 for additional information related to the development of Ford Credit's allowance for credit losses.

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended March 31, 2011 and 2010, related to items still held on our balance sheet at those dates (in millions):

	Total Gains / (Losses)
	First Quarter
	2011	2010
Financial Services Sector
North America
Retail receivables (a)	$(14)	$(17)
Dealer loans, net (a)	—	(3)
Total North America	(14)	(20)
International
Retail receivables (a)	(3)	(2)
Total International	(3)	(2)
Total Financial Services sector	$(17)	$(22)

(a)
Fair value changes related to retail finance receivables that have been charged off or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

Item 1. Financial Statements (Continued)

NOTE 4.  RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded as restricted in Other assets on our balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required to be held against loans from the European Investment Bank ("EIB") and cash collateral required for bank guarantees.  Additionally, restricted cash includes various escrow agreements related to insurance, customs, and environmental matters.  Our Financial Services sector restricted cash balances primarily include cash collateral required to be held against loans from the EIB and cash held to meet certain local governmental and regulatory reserve requirements.

Restricted cash does not include required minimum balances, or cash securing debt issued through securitization transactions ("securitization cash").  See Note 11 for discussion of the minimum balance requirement related to the secured credit agreement that we initially entered into in December 2006 ("Credit Agreement"), and securitization cash.

Restricted cash reflected on our balance sheet is as follows (in millions):

	March 31, 2011	December 31, 2010
Automotive sector	$464	$433
Financial Services sector	321	298
Total Company	$785	$731

NOTE 5.  FINANCE RECEIVABLES

Automotive Sector

Our Automotive sector holds notes receivables, which consist primarily of loans with certain suppliers and a loan with Geely Sweden AB, a subsidiary of Zhejiang Geely Holding Group, Limited.  Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor.  Notes receivable are initially recorded at fair value and are subsequently measured at amortized cost.  The notes receivable are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Notes receivable, net, were as follows (in millions):

	March 31, 2011	December 31, 2010
Notes receivable	$389	$344
Less: Allowance for credit losses	(101)	(120)
Notes receivable, net	$288	$224

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

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses.  Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs.  At March 31, 2011 and December 31, 2010, the recorded investment in Ford Credit's finance receivables excluded $168 million and $176 million of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Finance receivables, net were as follows (in millions):

	March 31, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,601	$9,689	$48,290	$39,129	$9,436	$48,565
Less: Unearned interest supplements	(1,559)	(297)	(1,856)	(1,580)	(289)	(1,869)
Retail	37,042	9,392	46,434	37,549	9,147	46,696
Direct financing leases, gross	12	3,041	3,053	17	3,011	3,028
Less: Unearned interest supplements	—	(92)	(92)	—	(84)	(84)
Direct financing leases	12	2,949	2,961	17	2,927	2,944
Consumer finance receivables	$37,054	$12,341	$49,395	$37,566	$12,074	$49,640

Non-consumer
Wholesale	$14,094	$10,052	$24,146	$13,273	$8,851	$22,124
Dealer loans	1,065	54	1,119	1,117	33	1,150
Other	724	493	1,217	738	390	1,128
Non-consumer finance receivables	15,883	10,599	26,482	15,128	9,274	24,402
Total recorded investment	$52,937	$22,940	$75,877	$52,694	$21,348	$74,042

Recorded investment in finance receivables	$52,937	$22,940	$75,877	$52,694	$21,348	$74,042
Less: Allowance for credit losses	(532)	(146)	(678)	(625)	(152)	(777)
Finance receivables, net	$52,405	$22,794	$75,199	$52,069	$21,196	$73,265

Net finance receivables subject to fair value *			$72,237			$70,318
Fair value			73,925			72,021

Finance receivables, net – sector balance sheet			$75,199			$73,265
Reclassification of notes receivable, net from Automotive sector Other receivables, net and Other assets			288			224
Reclassification of receivables purchased from Automotive sector to Other receivables, net			(4,783)			(3,419)
Finance receivables, net – consolidated balance sheet			$70,704			$70,070
__________
*
At March 31, 2011 and December 31, 2010, excludes $3 billion and $2.9 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Included in the recorded investment in finance receivables at March 31, 2011 and December 31, 2010 were $28.3 billion and $28.7 billion of North America consumer receivables, $13 billion and $12.8 billion of non-consumer receivables, International consumer receivables of $7.2 billion and $7.6 billion and non-consumer receivables of $6.6 billion and $5.9 billion, respectively, that secure certain debt obligations.  The cash flows generated from collection of these receivables can be used only for payment of the related debt and obligations; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors (see Notes 8 and 11).

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging.  For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date.  The aging analysis of Ford Credit's finance receivables balances at March 31, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$633	$64	$26	$77	$800	$36,242	$37,042
Direct financing leases	3	—	—	—	3	9	12
Non-consumer
Wholesale	6	—	—	2	8	14,086	14,094
Dealer loans	5	—	9	15	29	1,036	1,065
Other	—	—	—	—	—	724	724
Subtotal	647	64	35	94	840	52,097	52,937

International
Consumer
Retail	89	36	17	50	192	9,200	9,392
Direct financing leases	15	6	3	4	28	2,921	2,949
Non-consumer
Wholesale	1	—	1	7	9	10,043	10,052
Dealer loans	—	—	—	—	—	54	54
Other	—	—	—	—	—	493	493
Subtotal	105	42	21	61	229	22,711	22,940
Total recorded investment	$752	$106	$56	$155	$1,069	$74,808	$75,877

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

Credit quality ratings for Ford Credit's consumer finance receivables are categorized as follows:

●	Pass – receivables that are current to 60 days past due
●	Special Mention – receivables 61 to 120 days past due and in aggressive collection status
●	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer finance receivables portfolio was as follows (in millions):

	March 31, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,875	$12	$37,348	$17
Special Mention	90	—	119	—
Substandard	77	—	82	—
Subtotal	37,042	12	37,549	17

International
Pass	9,289	2,936	9,068	2,914
Special Mention	53	9	60	10
Substandard	50	4	19	3
Subtotal	9,392	2,949	9,147	2,927
Total recorded investment	$46,434	$2,961	$46,696	$2,944

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

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Performance of non-consumer receivables is evaluated based on Ford Credit's internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.  The credit quality analysis of wholesale and dealer loan receivables was as follows (in millions):

	March 31, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$11,580	$750	$10,540	$785
Group II	2,220	196	2,372	208
Group III	276	107	353	107
Group IV	18	12	8	17
Subtotal	14,094	1,065	13,273	1,117

International
Group I	6,055	27	5,135	5
Group II	2,519	16	2,189	15
Group III	1,470	10	1,527	12
Group IV	8	1	—	1
Subtotal	10,052	54	8,851	33
Total recorded investment	$24,146	$1,119	$22,124	$1,150

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

Consumer receivables in non-accrual status were as follows (in millions):

	March 31, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$77	$—	$82	$—
Less than 120 days past due	337	—	355	—
Subtotal	414	—	437	—
International
Greater than 120 days past due	50	4	19	3
Less than 120 days past due	4	—	26	1
Subtotal	54	4	45	4
Total recorded investment	$468	$4	$482	$4

Finance receivables greater than 90 days past due and still accruing interest at March 31, 2011 and December 31, 2010, represent $20 million and $7 million, respectively, of non-bankrupt retail accounts in the 91-120 days past due category that are in the process of collection and $9 million and $1 million, respectively, of dealer loans.

Impairment.  Ford Credit's consumer receivables are collectively evaluated for impairment.  Ford Credit's non-consumer receivables are both collectively and specifically evaluated for impairment.  Specifically impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in troubled debt restructurings.  Ford Credit places impaired receivables in non-accrual status.  The following factors (not necessarily in the order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

●	Delinquency in contractual payments of principal or interest
●	Deterioration of the borrower’s competitive position
●	Cash flow difficulties experienced by the borrower
●	Breach of loan covenants or conditions
●	Initiation of dealer bankruptcy or other insolvency proceedings
●	Fraud or criminal conviction

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

See Note 6 for additional information related to the development of Ford Credit's allowance for credit losses.

The table below identifies non-consumer receivables that were both impaired and in non-accrual status for the period ended March 31, 2011 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded
Wholesale	$18	$18	$—	$19	$—
Dealer loans	6	6	—	8	—

With an allowance recorded
Wholesale	—	—	—	—	—
Dealer loans	63	63	8	67	—

International
With no allowance recorded
Wholesale	20	20	—	22	—
Dealer loans	1	1	—	2	—

With an allowance recorded
Wholesale	4	4	1	4	—
Dealer loans	—	—	—	—	—

Total
Wholesale	42	42	1	45	—
Dealer loans	70	70	8	77	—
Total	$112	$112	$9	$122	$—

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The table below identifies non-consumer receivables that were both impaired and in non-accrual status for the period ended December 31, 2010 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded
Wholesale	$8	$8	$—	$19	$2
Dealer loans	2	2	—	9	—

With an allowance recorded
Wholesale	—	—	—	—	—
Dealer loans	64	64	10	69	3

International
With no allowance recorded
Wholesale	22	22	—	29	2
Dealer loans	1	1	—	2	—

With an allowance recorded
Wholesale	5	5	2	8	—
Dealer loans	—	—	—	—	—

Total
Wholesale	35	35	2	56	4
Dealer loans	67	67	10	80	3
Total	$102	$102	$12	$136	$7

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

Consumer.  While payment extensions are granted on consumer finance receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged.  Payment extensions typically result in a one-month deferral of the consumer's normal monthly payment and do not constitute a troubled debt restructuring.

Non-Consumer.  Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as troubled debt restructurings.

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

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

Ford Credit does not grant concessions on the principal balance of dealer loan modifications, but may make other concessions if the dealer is experiencing financial difficulties.  The principal balance of dealer loans involved in troubled debt restructurings for the period ending March 31, 2011 was $12 million.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis.  A specific reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor.  Following is an analysis of the allowance for credit losses for the period ended March 31, 2011 (in millions):

Notes Receivable
Automotive Sector
Allowance for credit losses:
Beginning balance	$120
Charge-offs	—
Recoveries	—
Provision for credit losses	2
Other	(21)
Ending balance	$101

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$—
Specific impairment allowance	101
Ending balance	$101

Analysis of ending balance of Automotive finance receivables:
Collectively evaluated for impairment	$—
Specifically evaluated for impairment	389
Recorded investment	$389

Ending balance, net of allowance for credit losses	$288

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

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

Consumer Receivables

The majority of credit losses are attributable to Ford Credit's consumer receivables segment.  Ford Credit estimates the allowance for credit losses on its consumer receivables segment and on its investments in operating leases using a combination of measurement models and management judgment.  The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio.  Therefore, Ford Credit may adjust the estimate to reflect management's judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

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

The loss emergence period ("LEP") is a key assumption within Ford Credit's models and represents the average amount of time between when a loss event first occurs to when it is charged off.  This time period starts when the borrower begins to experience financial difficulty.  It is evidenced later, typically through delinquency, before eventually resulting in a charge-off.  The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

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

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the period ended March 31, 2011 (in millions):

	Finance Receivables			Net Investment in
	Consumer	Non-consumer	Total	Operating Leases	Total Allowance
Financial Services Sector
Allowance for credit losses:
Beginning balance	$707	$70	$777	$87	$864
Charge-offs	(113)	2	(111)	(29)	(140)
Recoveries	57	2	59	25	84
Provision for credit losses	(30)	(25)	(55)	(9)	(64)
Other (a)	7	1	8	1	9
Ending balance	$628	$50	$678	$75	$753

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$628	$41	$669	$75	$744
Specific impairment allowance	—	9	9	—	9
Ending balance	$628	$50	$678	$75	$753

Analysis of ending balance of finance receivables and net investment in operating leases:
Collectively evaluated for impairment	$49,395	$26,370	$75,765	$10,467
Specifically evaluated for impairment	—	112	112	—
Recorded investment (b)	$49,395	$26,482	$75,877	$10,467

Ending balance, net of allowance for credit losses	$48,767	$26,432	$75,199	$10,392

(a) Represents principally amounts related to translation adjustments.
(b) Finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market.  Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis.  LIFO was used for approximately 37% and 31% of inventories at March 31, 2011 and December 31, 2010, respectively.  Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	March 31, 2011	December 31, 2010
Raw materials, work-in-process and supplies	$3,244	$2,812
Finished products	5,044	3,970
Total inventories under FIFO	8,288	6,782
Less: LIFO adjustment	(874)	(865)
Total inventories	$7,414	$5,917

NOTE 8.  VARIABLE INTEREST ENTITIES

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

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary.  Within our Automotive sector, we have operating power when our management has the ability to make key operating decisions, such as decisions regarding product investment or manufacturing production schedules.  For our Financial Services sector, we have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

Automotive Sector

VIEs of which we are the primary beneficiary:

At December 31, 2010, we had one VIE of which we were the primary beneficiary – Cologne Precision Forge GmbH ("CPF"), formerly Tekfor Cologne GmbH.  CPF was a 50/50 joint venture with Neumayer Tekfor GmbH ("Neumayer") to which Ford transferred the operations of its Cologne forge plant in 2003. CPF produced forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  On December 21, 2010, Ford and Neumayer signed an agreement pursuant to which Neumayer would withdraw from the joint venture and sell its shares in the joint venture to Ford.  The agreement became effective in March 2011 and CPF is now a wholly-owned subsidiary of Ford.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	December, 31, 2010
Cash and cash equivalents	$9
Other receivables, net	13
Inventories	19
Net property	31
Other assets	2
Total assets	$74
Liabilities
Payables	$16
Accrued liabilities and deferred revenue	—
Debt	—
Total liabilities	$16

The financial performance of the consolidated VIEs reflected on our statement of operations at March 31, 2011 and 2010 includes consolidated sales of $10 million and $15 million, respectively, and consolidated cost of sales, selling, administrative, and interest expense of $9 million and $18 million, respectively.

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which is not consolidated as of March 31, 2011 and December 31, 2010.  GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG.  Ford and its related parties purchase substantially all of the joint venture's output.  We do not, however, have the power to direct economically significant activities of the joint venture.

Additionally, Zeledyne, LLC ("Zeledyne") is a VIE (that is not a joint venture) of which we are not the primary beneficiary as of March 31, 2011 and December 31, 2010.  Zeledyne manufactures and sells glass products for automotive glass markets.  Zeledyne purchased the Automotive Components Holdings ("ACH") glass business from us in 2008 and has continued to supply us with automotive glass. During 2010, we agreed to amend our supply agreement and to provide certain guarantees to Zeledyne. The revised contractual arrangement prompted our reconsideration of whether Zeledyne is a VIE.  We have concluded Zeledyne is a VIE; however Ford does not have decision-making ability over key operational functions within Zeledyne and therefore, is not the primary beneficiary of the entity.  Subsequent to March 31, 2011, Zeledyne sold a portion of its glass business to Central Glass.  The sale qualifies as a reconsideration event for VIE analysis.  As the guarantees are still in place, Zeledyne will remain a VIE of which Ford is not the primary beneficiary.  The carrying value of our obligation relating to the guarantees to Zeledyne's shareholders was $10 million at March 31, 2011.

Ford Motor Company Capital Trust II ("Trust II") was a VIE of which we were not the primary beneficiary as of December 31, 2010.  On March 15, 2011, Ford redeemed the Subordinated Convertible Debentures due to Trust II and, as a result, Trust II was liquidated.  For additional discussion of Trust II, see Note 11.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at March 31, 2011 and December 31, 2010 is detailed as follows (in millions):

	March 31, 2011	December 31, 2010	Change in Maximum Exposure
Investments	$281	$417	$(136)
Guarantees	10	10	—
Total maximum exposure	$291	$427	$(136)

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of which the Financial Services sector is the primary beneficiary:

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs.  We have deemed most of these special purpose entities to be VIEs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  The assets continue to be consolidated by our Financial Services sector.  Our Financial Services sector retains interests in its securitization VIEs, including senior and subordinated securities issued by VIEs and rights to cash held for the benefit of the securitization investors.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  Our Financial Services sector aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

●	Retail transactions – consumer credit risk and prepayment risk
●	Wholesale transactions – dealer credit risk
●	Net investments in operating lease transactions – vehicle residual value risk, consumer credit risk, and prepayment risk

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

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit.  In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The balances of cash related to these contributions were $146 million and $0 at March 31, 2011 and December 31, 2010, respectively, and ranged from $0 to $146 million during the first quarter of 2011.  In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's asset-backed commercial paper program ("FCAR").

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions.  In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 16 for additional information regarding derivatives.

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

	March 31, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.0	$32.8	$27.2
Wholesale	0.6	17.6	11.8
Total finance receivables	3.6	50.4	39.0
Net investment in operating leases	0.8	5.3	2.4
Total*	$4.4	$55.7	$41.4
__________
*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program.  This external funding of $326 million at March 31, 2011 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	March 31, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization Entities	$44	$105	$26	$222
Ford Credit related to VIE	56	59	134	37
Total derivative financial instruments*	$100	$164	$160	$259
__________
*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	First Quarter 2011		First Quarter 2010
	Derivative Income	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$55	$254	$145	$332

VIEs of which the Financial Services sector is not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with its joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with its joint venture partner.  Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies.  Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $77 million and $71 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 9.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology and each is amortized over its determinable life.

The components of net intangible assets are as follows (in millions):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Automotive Sector
License and advertising agreements	111	(41)	70	111	(39)	72
Land rights	23	(7)	16	23	(7)	16
Patents	25	(16)	9	25	(16)	9
Other	27	(24)	3	28	(23)	5
Total Automotive sector	$186	$(88)	$98	$187	$(85)	$102

Our license and advertising agreements have amortization periods of 5 years to 25 years, our land rights have amortization periods of 40 years to 50 years, our patents have amortization periods primarily of 7 years to 17 years, and our other intangibles have various amortization periods (primarily customer contracts and technology).

Pre-tax amortization expense for the periods ending March 31 was as follows (in millions):

	2011	2010
Pre-tax amortization expense	$3	$23

Amortization for current intangible assets is forecasted to be approximately $12 million in 2011 and each year thereafter.

Item 1. Financial Statements (Continued)

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and other postretirement employee benefits ("OPEB"), such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$117	$94	$80	$85	$15	$14
Interest cost	594	631	303	325	82	84
Expected return on assets	(757)	(791)	(348)	(347)	—	—
Amortization of:
Prior service costs/(credits)	86	93	18	19	(152)	(154)
(Gains)/Losses and Other	46	2	83	65	29	24
Separation programs	1	3	5	4	—	—
(Gain)/Loss from curtailment	—	—	—	—	—	—
Net expense/(income)	$87	$32	$141	$151	$(26)	$(32)

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations.  From time to time, we make contributions beyond those legally required.

Pension.  In the first quarter of 2011, we contributed about $300 million to our worldwide funded pension plans, and made about $100 million of benefit payments directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $900 million to our funded plans in 2011, and to make $300 million of benefit payments directly by the Company for unfunded plans, for a total of $1.6 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2011.

NOTE 11.  DEBT AND COMMITMENTS

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (in addition to adjustments related to debt in designated fair value hedge relationships; see Note 16 for policy detail).  Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt and are recorded in Interest expense using the interest method.  Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services other income/(loss), net.

Amounts borrowed and repaid are reported in our statement of cash flows as Cash flows from financing activities of continuing operations.  Interest, fees and deferred charges paid in excess of the amount borrowed are reported as Cash flows from operating activities of continuing operations.

Although we have not elected to mark any of our debt to fair value through earnings, we estimate its fair value for disclosure purposes.  The fair value of debt is estimated based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Debt outstanding is shown below (in millions):

Automotive Sector	March 31, 2011	December 31, 2010
Debt payable within one year
Short-term with non-affiliates	$401	$478
Short-term with unconsolidated affiliates	369	382
Long-term payable within one year
Secured term loan	144	140
Secured revolving loan	838	838
Other debt	259	211
Total debt payable within one year	2,011	2,049
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Convertible notes	908	908
Subordinated convertible debentures	—	2,985
Secured term loan	3,923	3,946
U.S. Department of Energy ("DOE") loans	3,325	2,752
European Investment Bank ("EIB") loan	722	699
Other debt	724	758
Unamortized discount	(273)	(280)
Total long-term debt payable after one year	14,589	17,028
Total Automotive sector	$16,600	$19,077
Fair value of debt	$16,330	$19,260
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,751	$6,634
Other asset-backed short-term debt	1,548	1,447
Ford Interest Advantage (a)	4,924	4,525
Other short-term debt	928	801
Total short-term debt	14,151	13,407
Long-term debt
Unsecured debt
Notes payable within one year	9,888	9,524
Notes payable after one year	24,214	26,390
Asset-backed debt
Notes payable within one year	15,383	16,684
Notes payable after one year	21,745	19,208
Unamortized discount	(368)	(403)
Fair value adjustment (b)	226	302
Total long-term debt	71,088	71,705
Total Financial Services sector	$85,239	$85,112
Fair value of debt	$89,590	$88,569
Total Automotive and Financial Services sectors	$101,839	$104,189
Intersector elimination (c)	(201)	(201)
Total Company	$101,638	$103,988
__________
(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(b)	Adjustments related to designated fair value hedges of unsecured debt.
(c)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid.  Interest accrued on Automotive sector debt is reported in Automotive accrued liabilities and deferred revenue and was $206 million and $275 million at March 31, 2011 and December 31, 2010, respectively.  Interest accrued on Financial Services sector debt is reported in Financial Services other liabilities and deferred income and was $788 million and about $1 billion at March 31, 2011 and December 31, 2010, respectively.

Maturities

Debt maturities at March 31, 2011 were as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(80)	(80)
Convertible notes	—	—	—	—	—	908	908
Unamortized discount (a)	—	—	—	—	—	(193)	(193)
Secured term loan	144	77	3,846	—	—	—	4,067
Secured revolving loan	838	—	—	—	—	—	838
U.S. DOE loans	—	166	332	333	333	2,161	3,325
Short-term and other debt (b)	926	239	302	33	760	215	2,475
Total Automotive debt	1,908	482	4,480	366	1,093	8,271	16,600

Financial Services Sector
Unsecured debt	11,580	7,499	5,451	3,869	5,257	6,298	39,954
Asset-backed debt	21,213	13,893	5,633	2,709	1,961	18	45,427
Unamortized (discount)/premium (a)	1	(100)	(49)	(149)	(25)	(46)	(368)
Fair value adjustments (a) (c)	23	69	60	31	41	2	226
Total Financial Services debt	32,817	21,361	11,095	6,460	7,234	6,272	85,239

Intersector elimination (d)	—	(201)	—	—	—	—	(201)
Total Company	$34,725	$21,642	$15,575	$6,826	$8,327	$14,543	$101,638

(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.
(b)	Primarily non-U.S. affiliate debt and includes EIB and Export-Import Bank of the United States secured loans.
(c)	Adjustments related to designated fair value hedges of unsecured debt.
(d)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 1 for additional detail.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	March 31, 2011	December 31, 2010
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,260

(a)	Unregistered industrial revenue bonds.
(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.
(c)	Listed on the New York Stock Exchange.
(d)
Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at March 31, 2011 of $165 million and $180 million, respectively.  The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Convertible Notes

Convertible Notes due December 15, 2016

At March 31, 2011, we had outstanding $883 million principal of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes").  The 2016 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009).

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

Liability and equity components of our 2016 Convertible Notes are summarized as follows (in millions):

	March 31, 2011	December 31, 2010
Liability component
Principal	$883	$883
Unamortized discount	(187)	(193)
Net carrying amount	$696	$690

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(216)	$(216)

We recognized interest cost on our 2016 Convertible Notes as follows (in millions):

	First Quarter
	2011	2010
Contractual interest coupon	$9	$30
Amortization of discount	6	18
Total interest cost on 2016 Convertible Notes	$15	$48

The discount on the liability components of the 2016 Convertible Notes will amortize through November 16, 2016.  The total effective rate on the liability components of the remaining $768 million of principal from the original convertible notes and $115 million of principal amount from the option the underwriter's exercised to purchase additional convertible notes was 9.2% and 8.6%, respectively.  If all $883 million of 2016 Convertible Notes were converted into shares as of March 31, 2011 at a share price of $14.91, the share value would exceed the principal value of debt by $532 million.

Convertible Notes due December 15, 2036

At March 31, 2011, we had outstanding $25 million principal of 4.25% Senior Convertible Notes due December 15, 2036 ("2036 Convertible Notes").  The 2036 Convertible Notes pay interest semiannually at a rate of 4.25% per annum.  The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

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

Liability and equity components of our 2036 Convertible Notes are summarized as follows (in millions):

	March 31, 2011	December 31, 2010
Liability component
Principal	$25	$25
Unamortized discount	(6)	(6)
Net carrying amount	$19	$19

Equity component of outstanding debt (recorded in Capital in excess of par value of stock)	$(9)	$(9)

We recognized interest cost on our 2036 Convertible Notes as follows (in millions):

	First Quarter
	2011	2010
Contractual interest coupon	$—	$6
Amortization of discount	—	4
Total interest cost on 2036 Convertible Notes	$—	$10

The discount on the liability component of the 2036 Convertible Notes will amortize through December 20, 2016, the first put date.  The total effective rate on the liability component was 10.5%.  If all $25 million of 2036 Convertible Notes were converted into shares as of March 31, 2011 at a share price of $14.91, the share value would exceed the principal value of debt by $16 million.

Subordinated Convertible Debentures

At December 31, 2010, we had outstanding $3 billion of 6.50% Junior Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), reported in Automotive long-term debt.  The $3 billion of Subordinated Convertible Debentures were due to Trust II, an unconsolidated entity, and were the sole assets of Trust II (for additional discussion of Trust II, see Note 8).  As of January 15, 2007, the Subordinated Convertible Debentures were redeemable at our option.

At December 31, 2010, Trust II had outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $2.8 billion ("Trust Preferred Securities").  The Trust Preferred Securities were convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 2.8769 shares per $50 liquidation preference amount of Trust Preferred Securities (which is equal to a conversion price of $17.38 per share).  We guaranteed the payment of all distribution and other payments of the Trust Preferred Securities to the extent not paid by Trust II, but only if and to the extent we had made a payment of interest or principal on the Subordinated Convertible Debentures.

On March 15, 2011, pursuant to the redemption notice provided to the property trustee of Trust II, we redeemed in whole the Subordinated Convertible Debentures due to Trust II at a price of $100.66 per $100 principal amount of such debentures, plus accrued and unpaid interest of $1.08 per debenture.  The proceeds from the redemption of the Subordinated Convertible Debentures were used by Trust II to redeem in whole the Trust Preferred Securities at a price of $50.33 per $50 liquidation preference of such securities, plus accrued and unpaid distributions of $0.54 per security.  Redemption of these securities resulted in a reduction of about $3 billion in Automotive debt and lower annualized interest costs of about $190 million.  It also resulted in a 2011 first quarter pre-tax charge of $60 million in Automotive interest income and other non-operating income/(expense), net.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Secured Term Loan and Revolving Loan

At March 31, 2011, commitments under the revolving credit facility of our secured Credit Agreement totaled $9.8 billion, with $886 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013.  During the first quarter of 2011, we increased the revolving commitments maturing on November 30, 2013 by $1.7 billion.  Pursuant to our Credit Agreement, at March 31, 2011, we had $8.6 billion available to be drawn under the revolving facility and had outstanding:

●
$4.1 billion of a term loan maturing on December 15, 2013.  The term loan principal amount amortizes at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 2.75%;

●	$838 million of drawn revolving loans maturing on December 15, 2011, which bear interest at LIBOR plus a margin of 1%; and
●	$355 million of letters of credit under the revolving facility.

As a result of the completion of the true-up of the purchase price adjustments related to the sale of Volvo, we received additional proceeds from the buyer on April 19, 2011.  Pursuant to the terms of our Credit Agreement, we paid half or about $67 million of the additional proceeds to the term loan lenders on April 20, 2011.

DOE Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $3.3 billion in loans as of March 31, 2011. Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement. Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program ("Eligible Project Costs") that are incurred through the end of 2012 in the implementation of 13 advanced technology vehicle programs approved for funding by the DOE (each, a "Project").  The Arrangement Agreement limits the amount of advances that may be used to fund Eligible Project Costs for each Project, and our ability to finance Eligible Project Costs with respect to a Project is conditioned on us meeting agreed timing milestones and fuel economy targets for that Project.  Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB.  Proceeds of loans drawn under the facility will be used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant.  The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $722 million of loans at March 31, 2011.  The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government).  Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain’s obligations to the U.K. government related to the government’s guarantee.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

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

In the first quarter of 2011, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $675 million (including $114 million maturing in 2011) of its unsecured debt.  As a result, our Financial Services sector recorded a pre-tax loss of $8 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net.

In the first quarter of 2010, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $319 million (including $157 million maturing in 2010) of its unsecured debt.  As a result, our Financial Services sector recorded a pre-tax loss of $7 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net.

Asset-Backed Debt

To fund operations and to maintain liquidity, our Financial Services sector transfers finance receivables and net investments in operating leases in securitization transactions.  These transactions involve sales to consolidated entities or Ford Credit maintains control over the assets and, therefore, the securitized assets and related debt remain recorded on our financial statements.

Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the securitization transactions.  This debt is not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our Financial Services sector's asset-backed debt arrangements that are included in our financial statements (in billions):

	March 31, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.6	$50.4	$39.0
Net investment in operating leases	0.8	5.3	2.4
Total	$4.4	$55.7	$41.4
Non-VIE
Finance receivables (b)	$0.1	$4.3	$3.9
Total securitization transactions
Finance receivables	$3.7	$54.7	$42.9
Net investment in operating leases	0.8	5.3	2.4
Total	$4.5	$60.0	$45.3

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.3	$50.5	$37.2
Net investment in operating leases	0.8	6.1	3.0
Total	$4.1	$56.6	$40.2
Non-VIE
Finance receivables (b)	$0.2	$4.1	$3.7
Total securitization transactions
Finance receivables	$3.5	$54.6	$40.9
Net investment in operating leases	0.8	6.1	3.0
Total	$4.3	$60.7	$43.9

(a)	Includes assets that can be used to settle liabilities of the consolidated VIEs. See Note 8 for additional information on Financial Services sector VIEs.
(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program.  This external funding of $326 million and $334 million at March 31, 2011 and December 31, 2010, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $83 million and $87 million at March 31, 2011 and December 31, 2010, respectively, that is secured by property.

NOTE 12.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending March 31 (in millions):

	First Quarter
	2011	2010
Interest income	$85	$47
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(44)	119
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	25	4
Gains/(Losses) on extinguishment of debt *	(60)	—
Other	34	19
Total	$40	$189

*  See Note 11 for a description of the debt transaction.

Item 1. Financial Statements (Continued)

NOTE 12.  OTHER INCOME/(LOSS) (Continued)

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending March 31 (in millions):

	First Quarter
	2011	2010
Interest income (investment-related)	$24	$16
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	4	2
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	—	1
Gains/(Losses) on extinguishment of debt	(8)	(7)
Investment and other income related to sales of receivables	—	—
Insurance premiums earned, net	23	26
Other	42	88
Total	$85	$126

NOTE 13. INCOME TAXES

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

NOTE 14.  DISPOSITIONS AND ACQUISITIONS

Automotive Sector

Dispositions

Volvo.  On August 2, 2010, we completed the sale of Volvo and related assets.  As agreed, Volvo will retain or acquire certain assets presently used by Volvo, consisting principally of ownership of, or licenses to use, certain intellectual property.

During the first quarter of 2011, the final true-up of the purchase price was adjusted upward by $9 million, lowering our pre-tax loss on the sale to $14 million.  This favorable adjustment increased our previously recorded receivable of $126 million to $135 million, which was received in April 2011.

Acquisitions

Tekfor.  On March 15, 2011, we acquired the remaining interest in Cologne Precision Forge GmbH ("CPF"), formerly Tekfor Cologne GmbH.  CPF produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties.  CPF was a 50/50 joint venture with Neumayer Tekfor GmbH which was previously consolidated as a variable interest entity.  For additional discussion on the CPF acquisition, see Note 8.

Item 1. Financial Statements (Continued)

NOTE 15.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  EPS is computed independently each quarter for income from continuing operations, income/(loss) from discontinued operations, and net income; as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net earnings.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock and equivalents outstanding for the period.  Diluted EPS, on the other hand, reflects the maximum potential dilution that could occur if all securities and other share-based contracts, including stock options, warrants, and rights under our convertible notes were exercised.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, we issued warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share.  On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us.  In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock.  We received no proceeds from the offering.  All warrants are fully exercisable and expire January 1, 2013.  The net dilutive effect for warrants, shown below, includes approximately 155 million dilutive shares representing the net share settlement methodology for the 362 million warrants outstanding as of March 31, 2011.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2011	2010
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,551	$2,085
Effect of dilutive 2016 Convertible Notes (a)	14	48
Effect of dilutive 2036 Convertible Notes (a)	—	11
Effect of dilutive UAW VEBA Note B (a)(b)	—	97
Effect of dilutive Trust Preferred Securities (a)(c)	36	51
Diluted income/(loss) from continuing operations	$2,601	$2,292

Basic and Diluted Shares
Average shares outstanding	3,771	3,366
Restricted and uncommitted-ESOP shares	—	(1)
Basic shares	3,771	3,365
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares	264	205
Dilutive 2016 Convertible Notes	95	309
Dilutive 2036 Convertible Notes	3	63
Dilutive UAW VEBA Note B (b)	—	464
Dilutive Trust Preferred Securities (c)	133	163
Diluted shares	4,266	4,569

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.
(b)	On October 29, 2010 we prepaid the full amount of our Note B obligation to the UAW VEBA Trust in cash.
(c)
On March 15, 2011, the Trust Preferred Securities were fully redeemed and, as a result, for purposes of dilution effect, the year-to-date average share will reflect the Trust Preferred Securities owned through March 15.  However, the quarterly dilution calculation for the remaining quarters of 2011 will not include the Trust Preferred Securities.

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings.  The ineffective portion is reported currently in Automotive cost of sales.  Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales.  If it becomes probable that the originally-forecasted transaction will not occur, the related amount also is reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings.  Our cash flow hedges mature in eighteen months or less.

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

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and/or recognized directly in income (in millions):

	First Quarter 2011			First Quarter 2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Designated cash flow hedges:
Foreign exchange contracts	$125	$(6)	$-	$(5)	$(3)	$-
Total	$125	$(6)	$-	$(5)	$(3)	$-
Derivatives not designated as hedging instruments:
Foreign exchange contracts - operating exposures			$9			$(155)
Commodity contracts			15			(3)
Other –warrants			-			1
Total			$24			$(157)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$66			$53
Ineffectiveness *			(18)			(2)
Total			$48			$51
Derivatives not designated as hedging instruments:
Interest rate contracts			$(8)			$29
Foreign exchange contracts			12			(80)
Cross-currency interest rate swap contracts			(14)			(8)
Total			$(10)			$(59)

*
For first quarter 2011 and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $88 million loss and $43 million gain, respectively, and change in fair value on hedged debt of $70 million gain and $45 million loss, respectively.

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Balance Sheet Effect of Derivative Instruments

The following tables summarize the estimated fair value of our derivative financial instruments (in millions):

	March 31, 2011
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$2,894	$133	$21

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,371	89	96
Commodity contracts	1,515	56	17
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	3,898	150	113

Total Automotive sector derivative instruments	$6,792	$283	$134

Financial Services Sector
Fair value hedges:
Interest rate contracts	$9,632	$444	$12

Derivatives not designated as hedging instruments:
Interest rate contracts	52,559	458	214
Foreign exchange contracts	5,362	70	25
Cross-currency interest rate swap contracts	828	-	54
Total derivatives not designated as hedging instruments	58,749	528	293

Total Financial Services sector derivative instruments	$68,381	$972	$305

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	December 31, 2010
		Fair Value of	Fair Value of
	Notionals	Assets	Liabilities
Automotive Sector
Cash flow hedges:
Foreign exchange contracts	$664	$8	$15

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,167	50	78
Commodity contracts	846	69	6
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	3,025	124	84

Total Automotive sector derivative instruments	$3,689	$132	$99

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments:
Interest rate contracts	52,999	709	322
Foreign exchange contracts	3,835	24	73
Cross-currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	58,306	758	584

Total Financial Services sector derivative instruments	$67,132	$1,261	$591

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on March 31, 2011 was about $1 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR).  For our Automotive sector, at March 31, 2011 and December 31, 2010, our adjustment reduced derivative assets and derivative liabilities by less than $1 million, respectively.  For our Financial Services sector, at March 31, 2011 and December 31, 2010, our adjustment reduced derivative assets by $4 million and $10 million, respectively, and reduced derivative liabilities by $10 million and $4 million, respectively. See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts.  We posted $0 and $11 million as of March 31, 2011 and December 31, 2010, respectively, which is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION

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

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
FIRST QUARTER 2011
Sales/Revenues
External customer	$17,957	$2,319	$8,705	$2,057	$—	$—	$31,038
Intersegment	101	—	238	—	—	—	339
Income
Income/(Loss) before income taxes	1,844	210	293	33	(249)	(61)	2,070
Total assets at March 31	29,271	7,268	25,186	5,826	—	—	67,551

FIRST QUARTER 2010
Sales/Revenues
External customer	$14,132	$2,014	$7,647	$1,578	$—	$3,523	$28,894
Intersegment	201	—	167	—	—	11	379
Income
Income/(Loss) before income taxes	1,253	203	107	23	(391)	125	1,320
Total assets at March 31 *							81,956
__________
*	Total assets by operating segment not available.

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
FIRST QUARTER 2011
Sales/Revenues
External customer	$1,995	$81	$—	$—	$2,076	$—	$33,114
Intersegment	132	1	—	—	133	(472)	—
Income
Income/(Loss) before income taxes	713	(7)	—	—	706	—	2,776
Total assets at March 31	101,775	8,874	—	(7,479)	103,170	(3,330)	167,391

FIRST QUARTER 2010
Sales/Revenues
External customer	$2,594	$78	$—	$—	$2,672	$—	$31,566
Intersegment	130	3	—	—	133	(512)	—
Income
Income/(Loss) before income taxes	828	(13)	—	—	815	—	2,135
Total assets at March 31	115,555	8,558	—	(7,052)	117,061	(7,049)	191,968
__________
*	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES

Guarantees

At March 31, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth.  Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under guarantees and the carrying value of recorded liabilities related to guarantees were as follows (in millions):

	March 31, 2011	December 31, 2010
Maximum potential payments	$492	$500
Carrying value of recorded liabilities related to guarantees	42	43

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

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES (Continued)

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

With all matters, there exists a reasonable possibility that the ultimate outcome could be lower or higher than our accruals.  In aggregate, we do not believe that these reasonably possible outcomes in excess of our accruals would be material.

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

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages on products sold.  These costs are estimates based primarily on historical warranty claim experience.  Warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	First Quarter
	2011	2010
Beginning balance	$2,646	$3,147
Payments made during the period	(507)	(582)
Changes in accrual related to warranties issued during the period	439	441
Changes in accrual related to pre-existing warranties	140	95
Foreign currency translation and other	42	(35)
Ending balance	$2,760	$3,066

Excluded from the table above are costs accrued for product recalls and customer satisfaction actions.

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	First Quarter 2011			First Quarter 2010
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(673)	$31	$(642)	$(7,820)	$38	$(7,782)
Total comprehensive income/(loss)
Net income/(loss)	2,551	5	2,556	2,085	—	2,085
Other comprehensive income/(loss):
Foreign currency translation	590	(2)	588	(489)	—	(489)
Net gain/(loss) on derivative instruments	117	—	117	(1)	—	(1)
Employee benefit-related	(78)	—	(78)	157	—	157
Net holding gain/(loss)	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss)	629	(2)	627	(335)	—	(335)
Total comprehensive income/(loss)	3,180	3	3,183	1,750	—	1,750
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	(80)	—	(80)	596	—	596
Adoption of the accounting standard on VIE consolidation	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Other	(1)	5	4	(1)	—	(1)
Ending balance, March 31	$2,426	$39	$2,465	$(5,475)	$38	$(5,437)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2011, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2011 and 2010 and the consolidated statement of cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion (with an explanatory paragraph relating to the change in method of accounting for variable interest entity consolidation in 2010) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
May 10, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net income attributable to Ford Motor Company was $2.6 billion or $0.61 per share of Common and Class B Stock in the first quarter of 2011, an improvement of $466 million from net income attributable to Ford Motor Company of $2.1 billion or $0.50 per share of Common and Class B Stock in the first quarter 2010.

Results by business sector are shown below (in millions):

	First Quarter
	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes
Automotive sector	$2,070	$1,320	$750
Financial Services sector	706	815	(109)
Total Company	2,776	2,135	641
Provision for/(Benefit from) income taxes	220	50	170
Income/(Loss) from continuing operations	2,556	2,085	471
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	2,556	2,085	471
Less: Income/(Loss) attributable to noncontrolling interests	5	—	5
Net income/(loss) attributable to Ford Motor Company	$2,551	$2,085	$466

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

As detailed in Note 17 of the Notes to the Financial Statements, we allocate all Automotive sector and Financial Services sector special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details special items in each category by sector (in millions):

	First Quarter – Income/(Loss)
Personnel and Dealer-Related Items:	2011	2010
Automotive Sector
Personnel-reduction programs	$(22)	$(86)
Mercury discontinuation/Other dealer actions	(1)	(15)
Job Security Benefits/Other	(1)	38
Total Personnel and Dealer-Related Items - Automotive sector	(24)	(63)
Other Items:
Automotive Sector
Trust Preferred redemption	(60)	—
Sale of Volvo and related items *	6	188
Foreign subsidiary liquidation – currency translation impact	17	—
Total Other Items – Automotive sector	(37)	188
Total Automotive sector	$(61)	$125
__________
*
Beginning in 2010, because Volvo's results were no longer indicative of our ongoing operations, we categorized Volvo's revenue and corresponding wholesales, costs, and expenses as special items.  On August 2, 2010, we completed the sale of Volvo and related assets.  Gains or losses and other costs related to the sale also are included in "Sale of Volvo and related items."

Included in Provision for/(Benefit from) income taxes are tax benefits of $0 and $199 million for the first quarter of 2011 and 2010, respectively, that we consider to be special items.  These primarily consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax laws on deferred tax balances, and changes in our assessment of the need for a valuation allowance in each jurisdiction.

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

AUTOMOTIVE SECTOR

Results of Operations

Details by segment or business unit of Income/(Loss) before income taxes are shown below for the first quarter of 2011 and 2010 (in millions):

	First Quarter
	2011	2010	2011 Over/(Under) 2010
Ford North America	$1,844	$1,253	$591
Ford South America	210	203	7
Ford Europe	293	107	186
Ford Asia Pacific Africa	33	23	10
Other Automotive *	(249)	(391)	142
Total Automotive Excluding Special Items	2,131	1,195	936
Special Items	(61)	125	(186)
Total Automotive sector	$2,070	$1,320	$750
__________
*
For first quarter 2011, the loss of $249 million is explained by net interest expense of $185 million, which was comprised of $251 million of interest expense, offset partially by interest income, and $64 million of unfavorable fair market value adjustment, associated primarily with our investment in Mazda.

Details by segment of Automotive revenue ("sales"), wholesale unit volumes, and operating margins for the first quarter of 2011 and 2010 are shown below:

	First Quarter
	Sales (a) (in billions)				Wholesales (b) (in thousands)				Operating Margin (c)
	2011	2010	2011 Over/(Under) 2010		2011	2010	2011 Over/(Under) 2010		2011	2010	2011 Over/(Under) 2010
Ford North America	$17.9	$14.1	$3.8	27%	615	547	68	12%	10.3%	8.9%	1.4 pts
Ford South America	2.3	2.0	0.3	15	114	101	13	13	9.1	10.2	(1.1)
Ford Europe (d)	8.7	7.7	1.0	14	432	416	16	4	3.4	1.4	2.0
Ford Asia Pacific Africa (e)	2.1	1.6	0.5	30	242	189	53	28	1.6	1.4	0.2
Total Automotive Excluding Special Items	$31.0	$25.4	$5.6	22	1,403	1,253	150	12	7.7	6.2	1.5
Special Items – Volvo	—	3.5	(3.5)	(100)	—	92	(92)	(100)
Total Automotive sector	$31.0	$28.9	$2.1	7	1,403	1,345	58	4
__________
(a)	2011 over/(under) 2010 sales percentages are computed using unrounded sales numbers.
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

(c)	Automotive operating margin defined as Automotive pre-tax operating profit, excluding Other Automotive, divided by Automotive revenue.
(d)
Included in wholesale unit volumes are Ford brand vehicles sold in Turkey by our unconsolidated affiliate, Ford Otosan, totaling about 17,000 and 10,000 units in the first quarters of 2011 and 2010, respectively.  "Sales" above do not include revenue from those units.

(e)
Included in wholesale unit volumes of Ford Asia Pacific Africa are Ford brand and JMC brand vehicles sold in China by our unconsolidated affiliates totaling about 140,000 and 118,000 units in the first quarters of 2011 and 2010, respectively.  "Sales" above does not include revenue from these units.

We are investing for future growth and are focused on developing outstanding products with segment-leading quality, safety, fuel economy, and technology.  We are adding capacity in emerging economies to increase dramatically our participation, while investing to build the strength of our brand around the world.  While these actions and investments are increasing costs, in line with our plan, they also are driving higher volumes, more favorable mix, and more favorable transaction prices, which in turn are resulting in higher sales as shown in the table above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2011 and 2010, along with the level of dealer stocks as of March 31, 2011 and 2010, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2011	2010	2011 Over/(Under) 2010		2011	2010	2011 Over/(Under) 2010
United States (b)	16.0%	16.5%	(0.5)	pts.	407	405	2
South America (b) (c)	9.5	10.6	(1.1)		42	28	14
Europe (b) (d)	8.5	9.4	(0.9)		226	187	39
Asia Pacific Africa (e)	2.4	2.0	0.4		94	59	35
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers.
(b)	Includes only Ford and, in certain markets (primarily United States), Lincoln and Mercury brands.
(c)
South America market share and dealer-owned stocks are based on our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela); market share represents, in part, estimated vehicle registrations.

(d)	Europe market share and dealer-owned stocks are based on the 19 European markets we track (described in "Item 1. Business" of our 2010 Form 10-K Report).
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

In the United States, the decrease in market share primarily reflects lower retail share as we have maintained our disciplined approach to incentive spending in the face of substantial increases from some competitors.  In South America, the decrease in market share primarily reflects lower share in Brazil mainly due to the non-repeat of our strong performance last year when we were well-positioned to take advantage of temporary customer tax incentives offered by the government to stimulate industry sales.  In Europe, the decrease in market share reflects the absence in this year of the favorable impact that scrappage programs had on our share in 2010, as well as our decision to reduce selectively our participation in low-margin business.  In Asia Pacific Africa, the increase in market share primarily is due to the success of Figo in India and Fiesta in ASEAN markets.

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector (excluding special items) and reportable segments using the causal factors listed below, with cost and revenue variances calculated at present-year volume and mix and exchange:

●
Volume and mix:  Primarily measures the profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line.

●
Net pricing:  Primarily measures the profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers.

●	Contribution costs: Primarily measures the profit variance driven by cost categories that typically vary with volume, such as material costs, warranty expense, and freight and duty costs.
●
Other costs:  Primarily measures the profit variance driven by cost categories that typically do not have a directly proportionate relationship to production volume – mainly structural costs, such as labor costs including pension and health care ("manufacturing and engineering" and "pension/OPEB"), other costs related to the development and manufacture of our vehicles ("overhead"), amortization and depreciation ("spending-related"), and advertising and sales promotions.

●
Exchange:  Primarily measures the profit variance driven by one or more of the following:  (i) the impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) the results of our foreign currency hedging activities.

●
Net interest and other:  Primarily measures the profit variance driven by changes in our Automotive sector's centrally-managed net interest expense and related fair value market adjustments in our investment portfolio and marketable securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for first quarter 2011 and 2010 was $28.9 billion and $27.4 billion, respectively, a difference of $1.5 billion.  An explanation of the first quarter 2011 change is shown below (in billions):

2011 (Over)/Under 2010
Explanation of Change:
Volume and Mix, Exchange, and Other	$(3.9)
Contribution Costs (a)
Commodity Costs	(0.3)
Material Costs Excluding Commodity Costs	(0.3)
Warranty / Freight	(0.1)
Other Costs (a)
Structural Costs	(0.4)
Other	0.1
Special Items (b)	3.4
Total	$(1.5)

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

(b)	Special items primarily reflect the non-recurrence of Volvo costs and expenses in 2011.

Total Automotive Excluding Special Items.  The chart below details the change in first quarter 2011 Automotive pre-tax operating profit compared with first quarter 2010 by causal factor (in billions):

Our Automotive sector is benefiting from growth in both volume and per-unit net revenue.  This revenue growth, along with scale benefits from increasing volume, are driving improvements in profitability and operating margin, despite higher commodity costs and planned cost increases associated with the investments we are making in our products, brand, and future growth.  The profitability improvement also reflects our improved balance sheet with lower net interest expense.

Total Automotive pre-tax operating profit in the first quarter was $2.1 billion, an increase of $936 million from first quarter 2010.  The increase is explained by favorable volume and mix and favorable net pricing that more than offset higher contribution costs.  The higher contribution costs were driven by higher commodity costs and material excluding commodities (primarily added content, technology and features for our new products).  Other costs, primarily structural, also increased.  This increase reflects the impact of new product launches, investment in future growth, and higher volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment.  The chart below details the change in first quarter 2011 North America Automotive pre-tax operating profit compared with first quarter 2010 by causal factor (in billions):

In the first quarter, North America reported a pre-tax operating profit of $1.8 billion, compared with a profit of $1.2 billion a year ago. The increase reflects favorable volume and mix and favorable net pricing. These were offset partially by higher contribution costs, primarily material costs to support new products, as well as increases for commodities, warranty, and freight and duty. Other costs, primarily structural, to support higher volumes and new product launches, also increased.

Ford South America Segment. The chart below details the change in first quarter 2011 South America Automotive pre-tax operating profit compared with first quarter 2010 by causal factor (in millions):

In the first quarter, South America reported a pre-tax operating profit of $210 million, compared with a profit of $203 million a year ago. The increase reflects favorable net pricing and volume and mix, offset largely by higher costs and unfavorable exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment.  The chart below details the change in first quarter 2011 Europe Automotive pre-tax operating profit compared with first quarter 2010 by causal factor (in millions):

In the first quarter, Europe reported a pre-tax operating profit of $293 million, compared with a profit of $107 million a year ago.  The increase was more than explained by favorable net pricing, favorable volume and mix, favorable exchange and higher subsidiary profits.

Ford Asia Pacific Africa Segment.  The chart below details the change in first quarter 2011 Asia Pacific Africa Automotive pre-tax operating profit compared with first quarter 2010 by causal factor (in millions):

In the first quarter, Asia Pacific Africa reported a pre-tax operating profit of $33 million, compared with a profit of $23 million a year ago.  The increase is more than explained by lower contribution costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Automotive.  The first quarter Other Automotive loss was $249 million, compared with a loss of $391 million in first quarter 2010.  This improvement primarily reflects lower net interest expense, offset partially by unfavorable changes in fair market value adjustments related primarily to our investment in Mazda.

FINANCIAL SERVICES SECTOR

Results of Operations

Details of the Financial Services sector Revenues and Income/(Loss) before income taxes for the first quarter of 2011 and 2010 are shown below:

	First Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2011	2010	2011 Over/(Under) 2010	2011	2010	2011 Over/(Under) 2010

Ford Credit	$2.0	$2.6	$(0.6)	$713	$828	$(115)
Other Financial Services	0.1	0.1	0.0	(7)	(13)	6
Total	$2.1	$2.7	$(0.6)	$706	$815	$(109)

Ford Credit.  The chart below details the change in first quarter 2011 Ford Credit pre-tax operating profit compared with first quarter 2010 by causal factor (in millions):

The decrease in pre-tax earnings primarily reflects lower market valuation adjustments to derivatives (included in Other in the chart above), lower receivables volume and unfavorable residual performance reflecting the non-recurrence of lower lease depreciation expense related to lower gains as fewer leases terminated and the vehicles were sold.  These factors were offset partially by higher financing margin primarily attributable to lower borrowing costs, lower operating costs and a lower provision for credit losses primarily due to improved charge-off performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's finance receivables and operating leases are shown below (in billions):

	March 31, 2011	December 31, 2010	2011 Over/(Under) 2010
Receivables – On-Balance Sheet
Finance receivables
Consumer
Retail installment and direct financing leases	$49.4	$49.7	$(0.3)
Non-Consumer
Wholesale	24.0	22.0	2.0
Dealer Loan and other	2.4	2.3	0.1
Unearned interest supplements	(1.9)	(1.9)	-
Allowance for credit losses	(0.7)	(0.8)	0.1
Finance receivables, net	73.2	71.3	1.9
Net investment in operating leases	10.0	10.0	-
Total receivables – on-balance sheet (a)(b)	$83.2	$81.3	$1.9

Memo:
Total receivables – managed (c)	$85.1	$83.2	$1.9
__________
(a)
At March 31, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $35 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.6 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions, but continue to be included in Ford Credit's financial statements.  In addition, at March 31, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $5.4 billion and $6.2 billion, respectively, that have been included in securitization transactions, but continue to be included in Ford Credit's financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors.  Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  See Note 11 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $744 million and $854 million at March 31, 2011 and December 31, 2010, respectively.
(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.9 billion at March 31, 2011 and December 31, 2010.

The increase in receivables from year-end 2010 primarily reflects changes in currency exchange rates.  At March 31, 2011, the Jaguar, Land Rover, Mazda and Volvo financing portfolio represented about 3% of Ford Credit's managed receivables.  In addition, the Mercury financing portfolio represented about 2% of Ford Credit's managed receivables at March 31, 2011.  The percentages for each of these brands will decline over time.

The following table shows Ford Credit's worldwide charge-offs (credit losses net of recoveries) for the various categories of financing during the periods indicated.  The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables:

	First Quarter
	2011	2010	2011 Over/(Under) 2010
On-Balance Sheet
Charge-offs (in millions)	$55	$133	$(78)
Loss-to-receivables ratio	0.27%	0.58%	(0.31) pts.

The decrease from a year ago in charge-offs and loss-to-receivables ratios primarily reflects lower losses in the United States and Europe.  The decrease in charge-offs in the United States primarily reflects lower repossessions and lower severity.  The decrease in Europe primarily reflects lower losses in Spain and Italy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its on-balance sheet portfolio:

	March 31, 2011	December 31, 2010	2011 Over/(Under) 2010

Allowance for credit losses (in millions)	$744	$854	$(110)
Allowance as a percentage of end-of-period receivables	0.87%	1.02%	(0.15) pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  The decrease in Ford Credit's allowance for credit losses from December 31, 2010, primarily reflects its decrease in charge-offs.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay.  At March 31, 2011 and December 31, 2010, Ford Credit classified between 5% - 6% of its outstanding U.S. retail finance and lease contracts in its serviced portfolio as high risk at contract inception.

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

North America Retail Operating Lease Experience

Ford Credit uses various statistics to monitor its residual risk:

●	Placement volume: Measures the number of leases Ford Credit purchases in a given period.
●	Termination volume: Measures the number of vehicles for which the lease has ended in the given period.
●	Return volume: Reflects the number of vehicles returned to Ford Credit by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 97% of its total investment in operating leases at March 31, 2011 (in thousands, except for percentages):

	First Quarter
	2011	2010
Placements	51	29
Terminations	73	97
Returns	46	72

Memo:
Return rates	63%	74%

The increase in placement volumes primarily reflects higher industry sales, and changes in our marketing programs.  The decrease in termination volumes primarily reflects lower placement volumes in 2009.  The decrease in return volumes primarily reflects lower terminations and lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant first quarter 2011 vehicle mix for lease terms comprising 57% of Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease returns (in thousands, except for percentages):

	First Quarter
	2011	2010
Returns
24-Month term	-	16
36-Month term	17	19
39-Month term	13	9
Total returns	30	44

Memo:
Return rates	62%	71%

Auction Values at Constant First Quarter 2011 Vehicle Mix
36-Month term	15,910	14,770

In first quarter 2011, Ford, Lincoln and Mercury brand U.S. return volumes were lower compared with the same period a year ago, primarily reflecting lower termination volume and a lower return rate consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase.  The increase in auction values at constant first quarter 2011 mix primarily reflects the overall auction value improvement in the used vehicle market.

Recent lease placement trends have resulted in a much lower mix of 24-month contracts within Ford Credit's return volume.  Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our industry was impacted heavily by the global economic crisis that began in 2008, which included a sudden and substantial decline in global industry sales volume.  The dramatic decline in industry sales volume, combined with tight credit markets and other economic factors and the costs associated with transforming our business, put significant pressure on our Automotive liquidity.  While the economic environment has improved, recoveries in key markets have been modest due to weak labor markets and tight credit.  We believe that our continued focus on delivering on our One Ford plan is the right strategy to achieve our objectives.  Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding.

For a discussion of risks to our liquidity, see "Item 1A. Risk Factors" in our 2010 Form 10-K Report, as well as Note 18 of the Notes to the Financial Statements herein regarding commitments and contingencies that could impact our liquidity.

Gross Cash.  Automotive gross cash includes cash and cash equivalents and net marketable securities.  Gross cash is detailed below as of the dates shown (in billions):

	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Cash and cash equivalents	$12.6	$6.3	$12.8	$9.7
Marketable securities (a)	8.8	14.2	12.5	15.2
Total cash, marketable securities and loaned securities	21.4	20.5	25.3	24.9
Securities-in-transit (b)	(0.1)	—	—	—
Gross cash	$21.3	$20.5	$25.3	$24.9
__________
(a)
Included in 2011 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $201 million, the estimated fair value of which is $203 million.  Also included are Mazda marketable securities with a fair value of $138 million.  For similar data points for the other periods listed here, see our prior-period financial reports.

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

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, Automotive gross cash and Automotive liquidity, summarized below (in billions):
	March 31, 2011	December 31, 2010
Gross cash	$21.3	$20.5
Available credit lines:
Secured credit facility, unutilized portion	8.6	6.9
Local lines available to foreign affiliates, unutilized portion	0.8	0.5
Automotive liquidity	$30.7	$27.9

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	First Quarter
	2011	2010 (a)
Gross cash at end of period	$21.3	$25.3
Gross cash at beginning of period	20.5	24.9
Total change in gross cash	$0.8	$0.4

Automotive income/(loss) before income taxes (excluding special items)	$2.1	$1.2
Capital expenditures	(0.9)	(0.9)
Depreciation and special tools amortization	0.9	0.9
Changes in receivables, inventory and trade payables	1.5	(0.4)
Other / timing differences (b)	(1.3)	(0.6)
Subvention payments to Ford Credit (c)	(0.1)	(0.3)
Total operating-related cash flows	2.2	(0.1)

Cash impact of personnel-reduction programs accrual	—	(0.1)
Net receipts from Financial Services sector (d)	1.3	0.5
Other	0.1	(0.6)
Cash flow before other actions	3.6	(0.3)

Net proceeds from/(Payments on) Automotive sector debt	(2.5)	0.5
Contributions to funded pension plans	(0.3)	(0.3)
Equity issuances, net	—	0.5
Total change in gross cash	$0.8	$0.4

__________
(a)	Except as noted, Volvo's 2010 cash flows are excluded from each line item of this table and included in Other.
(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors such as the impact of tax payments.
(c)
Beginning in 2008, Ford began paying all interest-rate subvention and residual value support to Ford Credit at the time of origination of new contracts.  Cash flows represented here reflect Ford's monthly support payments on contracts existing prior to 2008.

(d)	Primarily distributions received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.

Included within operating-related cash flows are cash flows related to changes in our working capital balances (i.e., trade receivables, trade payables, and inventories), and receivables and payables between the Automotive and Financial Services sectors associated primarily with the Automotive sector's vehicle wholesales.  These cash flows generally are subject to seasonal timing differences.  For example, we typically experience cash flow timing differences associated with inventories due to our annual December shutdown period, when inventories usually are at the lowest level of the year.  This drawdown of inventories creates significant cash inflows during the fourth quarter.  As production resumes in January, we replenish our inventory stocks and generally experience resulting cash outflows, reflected in "Changes in receivables, inventory and trade payables" in the table above.  This same shutdown period generally results in lower trade payables balances and associated cash outflows in the fourth quarter due to lower production levels in the last weeks of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the first quarter of 2011 and 2010 (in billions):

	First Quarter
	2011	2010 (a)
Cash flows from operating activities of continuing operations (b) (c)	$3.0	$—
Items included in operating-related cash flows
Capital expenditures	(0.9)	(0.9)
Proceeds from the exercise of stock options	0.1	0.1
Net cash flows from non-designated derivatives	—	(0.1)
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Job Security Benefits/Transition Assistance Plan accrual	—	0.1
Contributions to funded pension plans	0.3	0.3
Tax refunds, tax payments, and tax receipts from affiliates	(0.4)	—
Other (b)	0.1	0.4
Operating-related cash flows	$2.2	$(0.1)
__________
(a)	Except as noted (see footnote (b) below), 2010 data exclude Volvo.
(b)	2010 includes Volvo.
(c)
2010 is adjusted to reflect the reallocation of amounts previously displayed in "Net change in intersector receivables/payables and other liabilities" on our sector statement of cash flows.  These amounts are being reallocated from a single line item to the individual cash flow line items within operating, investing, and financing activities of continuing operations on our sector statement of cash flows.

Secured Credit Agreement.  At March 31, 2011, commitments under the revolving credit facility of our Credit Agreement totaled $9.8 billion, with $886 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013.  During the first quarter of 2011, we increased our revolving credit facility maturing in 2013 by $1.7 billion.  At March 31, 2011, the utilized portion of the revolving credit facility was about $1.2 billion (including $355 million of letters of credit).  Also at March 31, 2011, term loans outstanding under the Credit Agreement totaled $4.1 billion. As a result of the $1.7 billion increase in our revolving credit facility, the collateral coverage ratio at March 31, 2011 (assuming the facility was fully drawn) decreased to 1.63 to 1, from 1.82 to 1 at December 31, 2010.

Other Automotive Credit Facilities.  At March 31, 2011, we had $943 million of local credit facilities to foreign Automotive affiliates, of which $140 million has been utilized.  Of the $943 million of committed credit facilities, $127 million expires in 2011, $170 million expires in 2013, $246 million expires in 2014 and $400 million expires in 2015.

Net Cash/(Debt).  Our Automotive sector net cash/(debt) calculation is detailed below (in billions):

	March 31, 2011	December 31, 2010
Gross cash	$21.3	$20.5
Less:
Long-term debt	14.6	17.1
Debt payable within one year	2.0	2.0
Total debt	16.6	19.1
Net cash/(debt)	$4.7	$1.4

Total debt at March 31, 2011 decreased by $2.5 billion from December 31, 2010, reflecting the redemption of our Trust Preferred Securities described below, offset partially by an increase in low-cost government loans to support advanced technology vehicle development.

See Note 11 of the Notes to the Financial Statements for our debt maturity table as of March 31, 2011 and additional debt disclosures.

Debt Reduction Actions.  On March 15, 2011, all of the outstanding Trust Preferred Securities of our subsidiary trust, Trust II, were redeemed for cash at a redemption price of $50.33 per $50 liquidation value as a result of the redemption of our Subordinated Convertible Debentures that were held by Trust II.  This resulted in a reduction of our debt of about $3 billion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Debt.  At March 31, 2011, Ford Credit's debt was $82.9 billion, equal to year-end 2010.  At March 31, 2011, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2010, primarily reflecting about $4 billion of debt maturities, repurchases, and calls, offset partially by about $2 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2011 — $6 billion; 2012 — $7 billion; 2013 — $5 billion; and the remainder thereafter.

Funding Strategy.  Ford Credit's funding strategy is to have sufficient liquidity to enable it to profitably support us, our dealers and customers in all economic environments.  Ford Credit maintains a substantial cash balance, committed funding capacity, and access to diverse funding sources, and it also manages interest rate and currency risks.  Although its credit rating and rating outlook have been upgraded this year, Ford Credit remains below investment grade levels.  As a result, securitization continues to represent a substantial portion of its funding mix as this market remains more cost effective than unsecured funding and allows access to a wider investor base.  Ford Credit expects its unsecured funding mix to increase as it is able to source term funding from the unsecured markets on increasingly favorable terms.  Ford Credit continued to diversify its funding sources with the successful launch of its new Ford Upgrade Exchange Linked ("FUEL") Notes program in April 2011, discussed below.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support Ford (e.g., Ford Credit's partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets for the types of asset-backed securities used in its asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on its ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represent another risk to Ford Credit's funding plan.  As a result of such events or regulation, Ford Credit may need to reduce new originations thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles.

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

Through May 6, 2011, Ford Credit completed about $9 billion of public and private securitization funding globally across all asset classes.  Ford Credit also completed about $3 billion of unsecured funding in the United States and Canada.  Ford Credit extended the term of its funding by issuing unsecured debt at tenors up to 10 years and completing the FUEL transaction.  Ford Credit's credit spreads improved significantly compared to 2010 levels reflecting improved credit profiles of Ford and Ford Credit, strong investor demand for its debt transactions and supportive markets.

At March 31, 2011, Ford Credit had committed capacity totaling $33.6 billion, about equal to 2010 year-end levels.  Ford Credit renewed about $1.3 billion of committed capacity in the first quarter of 2011.  Ford Credit's renewal strategy is to protect its global funding needs and optimize capacity.  Most of its asset-backed committed facilities enable it to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF").  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At March 31, 2011, the outstanding balance of Ford Credit's asset-backed securities that were TALF-eligible at issuance was $7.1 billion, compared with $7.7 billion at December 31, 2010 reflecting the amortization of about $600 million in the first quarter of 2011.  The outstanding balance of Ford Credit's asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

Funding Plan.  The following table illustrates Ford Credit's public and private term funding issuances in 2010 and through May 6, 2011 and its planned issuances for 2011 (in billions):
	2011
	Full Year Forecast	Through May 6	Actual 2010
Public Term Funding
Unsecured	$7 – 9	$3	$6
Securitization transactions (a)	11 – 14	4	11
Total public term funding	$18 – 22	$7	$17

Private Term Funding (b)	$8 – 1	$5	$8
__________
(a)	Includes FUEL Notes in 2011.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's on-balance sheet commercial paper program.

Through May 6, 2011, Ford Credit completed about $7 billion of public term funding transactions in the United States and Canada, including: about $3 billion of retail asset-backed securitization transactions; about $1 billion of wholesale asset-backed securitization transactions; and about $3 billion of unsecured issuances.

Through May 6, 2011, Ford Credit completed about $5 billion of private term funding transactions (excluding Ford Credit's on-balance sheet asset-backed commercial paper program) across all regions and asset classes, including its first wholesale securitization transaction in Mexico.

The public retail securitization transactions completed to date include $1.5 billion from the initial offering under Ford Credit's FUEL Notes program.  These are 5-year notes backed by automotive retail finance receivables.  The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among Fitch, Moody's and S&P.  After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	March 31, 2011	December 31, 2010
Cash, cash equivalents, and marketable securities (a)	$13.0	$14.6

Committed liquidity programs	23.8	24.2
Asset-backed commercial paper (b)	8.7	9.0
Credit facilities	1.1	1.1
Committed capacity	33.6	34.3
Committed capacity and cash	46.6	48.9
Less: Capacity in excess of eligible receivables	(6.6)	(6.3)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(4.5)	(4.2)
Liquidity	35.5	38.4
Less: Utilization	(17.3)	(15.8)
Liquidity available for use	$18.2	$22.6
__________
(a)	Excludes marketable securities related to insurance activities.
(b)	Ford Credit's FCAR Owner Trust retails securitization program ("FCAR").

At March 31, 2011, committed capacity and cash shown above totaled $46.6 billion, of which $35.5 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.6 billion and cash required to support on-balance sheet securitization transactions of $4.5 billion).  At March 31, 2011, $17.3 billion was utilized, leaving $18.2 billion available for use (including $8.5 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2011, Ford Credit's liquidity available for use was lower than year-end 2010 by about $4 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions and tax payments that were lower than the liquidity generated from the impact of lower receivables, profits and new debt issuances.  Liquidity available for use was 21% of managed receivables.  In addition to the $18.2 billion of liquidity available for use, the $6.6 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity among markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2011, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $13 billion, compared with $14.6 billion at year-end 2010.  In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs.  Cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, and supranational institutions and money market funds that carry the highest possible ratings.  The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's on-balance sheet securitization transactions of $4.5 billion and $4.2 billion at March 31, 2011 and December 31, 2010, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured debt on the open market.  In the first quarter of 2011, Ford Credit called about $500 million of its unsecured debt maturities and repurchased about $200 million.

Committed Liquidity Programs.  Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $23.8 billion at March 31, 2011 ($12.9 billion retail, $9.1 billion wholesale and $1.8 billion supported by various retail, lease or wholesale assets) of which $7.9 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $19.1 billion having maturities within the next twelve months (of which $3.8 billion relates to FCE commitments), and the remaining balance having maturities between April 2011 and May 2015.  Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates.  At March 31, 2011, $9.9 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Asset-Backed Commercial Paper.  At March 31, 2011, Ford Credit had $8.7 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $4.5 billion expire in 2011, $92 million expire in 2012, and $4.1 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of the outstanding balance.  At March 31, 2011, $8.7 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities.  At March 31, 2011, the outstanding commercial paper balance for the FCAR program was $6.8 billion.

Credit Facilities.  At March 31, 2011, Ford Credit and its majority-owned subsidiaries, including FCE, had $1.1 billion of contractually-committed unsecured credit facilities with financial institutions.  Ford Credit had $549 million available for use, of which $474 million expire in 2011 and $75 million expire in 2012.  Almost all of Ford Credit's contractually-committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding.

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

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	March 31, 2011	December 31, 2010
Total debt	$82.9	$82.9
Equity	10.2	10.3
Financial statement leverage (to 1)	8.1	8.0

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	March 31, 2011	December 31, 2010
Total debt	$82.9	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(13.0)	(14.6)
Adjustments for derivative accounting (b)	(0.2)	(0.3)
Total adjusted debt	$69.7	$68.0

Equity	$10.2	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$10.0	$10.2
Managed leverage (to 1)	7.0	6.7
__________
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business.  At March 31, 2011, Ford Credit's managed leverage was 7.0 to 1, compared with 6.7 to 1 at December 31, 2010.  Based on Ford Credit's analysis of the quality of its assets, it believes the appropriate leverage would be in the range of 10-11 to 1.  Longer term, Ford Credit expects to return its leverage to the appropriate level consistent with its analysis of the quality of the assets.  Ford Credit's managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us.  In the first quarter of 2011, Ford Credit paid a $900 million distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity/(Deficit).  At March 31, 2011, Total equity/(deficit) attributable to Ford Motor Company was $2.4 billion, an improvement of $3 billion compared with December 31, 2010.  The improvement is more than explained by favorable changes in Retained earnings (primarily related to first quarter 2011 net income attributable to Ford) and favorable changes in Accumulated other comprehensive income/(loss) (see Note 19 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company), offset partially by unfavorable changes in Capital in excess of par value of stock (primarily due to share-based compensation programs).

Credit Ratings.  Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating agencies ("NRSROs") by the U.S. Securities and Exchange Commission ("SEC"):

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

The NRSROs have not taken any rating actions since the filing of our 2010 Form 10-K Report.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We are encouraged by our progress, and believe that our One Ford plan – to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets – provides the right strategy to achieve our objectives.  For additional discussion of the economic environment and discussion and assessment of the risks and opportunities to our planning assumptions, refer to "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" in our 2010 Form 10-K Report, as well as the "Critical Accounting Estimates" discussion herein.

Our projected vehicle production is as follows (in thousands):

	Second Quarter 2011
	Planned Vehicle Unit Production*	Over/(Under) Second Quarter 2010
Ford North America	710	57
Ford South America	130	(1)
Ford Europe	420	(31)
Ford Asia Pacific Africa	195	(13)
Total	1,455	12
_________
*     Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

Our planned production increase compared with second quarter 2010 reflects continued strong consumer demand for our products, and our best projection at this time of the impact in each region of events in Japan.  Although we have no production facilities in Japan, we do have suppliers in Japan with whom we have been working closely to assess production and shipping capabilities and minimize supply disruptions.  As we look beyond the first quarter, our Asia Pacific Africa operations are expected to continue to be affected to some degree by a shortage of components in the near term.  As previously disclosed, we do not expect the impact on our results to be material.  The situation in Japan remains fluid, however, with significant uncertainty regarding supplier resumption and production ramp-up.  Should the supply of key materials or components from Japan be disrupted and an alternate supply not available, we could have to reduce or temporarily cease production of vehicles in other regions.  We continue to monitor the situation closely.

We estimate that events in Japan will slow overall industrial output, with full recovery expected in 2012.  Rising oil and other commodity prices present a further challenge to economic growth, and the increase in fuel prices in the United States continues a shift in segmentation toward small cars.  We believe that we are well positioned to respond to this industry segmentation, with our complete line-up of more fuel-efficient small, medium and large, cars, utilities and trucks.

Within this environment, our planning assumptions and key metrics for 2011 include the following:

Industry Volume (a)	First Quarter 2011	2011 Full-Year Plan	2011 Full-Year Outlook
(million units)
–United States	13.4	13.0 – 13.5	Unchanged
–Europe (b)	15.9	14.5 – 15.5	Unchanged

Operational Metrics
Compared with prior year:
–Quality	Mixed	Improve	Mixed
–U.S. Market Share	16.0%	Equal / Improve	On Track
–U.S. Retail Share of Retail Market (estimate)	13.6%	Equal / Improve	On Track
–Europe Market Share (b)	8.5%	Equal / Improve	On Track

Financial Metrics
Compared with prior year:
–Total Company Pre-Tax Operating Profit (c)	$2.8 Billion	Improve	On Track
–Automotive Structural Costs (d)	$400 Million Higher	Higher	About $2 Billion Higher
–Commodity Costs	$300 Million Higher	Higher	About $2 Billion Higher
–Automotive Operating Margin (c)	7.7%	Equal / Improve	On Track
–Automotive Operating-Related Cash Flow (e)	$2.2 Billion	Improve	On Track
Absolute amount:
–Capital Spending	$900 Million	$5 Billion – $5.5 Billion	On Track
__________
(a)	Seasonally-adjusted annual rate; includes medium and heavy trucks.
(b)	For the 19 markets we track in Europe.
(c)	Excludes special items; Automotive operating margin defined as Automotive pre-tax results excluding special items and Other Automotive divided by Automotive revenue.
(d)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.
(e)	See "Liquidity and Capital Resources" discussion above for reconciliation of datapoints to U.S. GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our present guidance for North America and Europe full-year industry volumes is unchanged at this time, because despite encouraging first quarter 2011 industry volumes, significant uncertainty around events in Japan could have an impact on industry volumes in the coming months.

During the first quarter we experienced some near-term quality issues in North America that we are addressing, leading to our mixed overall quality outlook for the year.  We are on track to achieve quality improvements in our international operations.

Our projected increase in structural costs is consistent with supporting higher volumes in the short term and our plan to grow our business, strengthen our brand, and improve our products throughout our business planning period.  Although not shown in our metrics above, we expect structural costs as a percent of net revenue to improve compared with 2010.  Based on first quarter performance and our expectations for the full year, we expect full-year 2011 total Automotive and Ford North America operating margins to be equal to or improved from 2010.

As previously disclosed, we expect Ford Credit to be solidly profitable for the full year although at a lower level than 2010, primarily reflecting the non-recurrence of lower lease depreciation expense and the non-recurrence of allowance for credit loss reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense is expected because 180,000 fewer leases are scheduled to terminate in 2011 compared with 2010, including about 80,000 leases that were impaired in 2008, which will result in fewer vehicles sold at a gain.  The vast majority of the units subject to the 2008 impairment that will be returned in 2011 will be returned in the first half of the year.  In addition, based on its expected portfolio performance, Ford Credit anticipates the allowance for credit losses will begin to level off in 2011 in the range of about 0.70% to 0.80% of receivables, down from 1.02% of receivables at year-end 2010 and 1.61% of receivables at year-end 2009, resulting in a smaller amount being released from the allowance for credit losses than in 2010.  Ford Credit estimates the profit impact of these two items will reduce pre-tax profits by about $1.1 billion in 2011 compared with 2010.

At year-end 2011, Ford Credit anticipates its managed receivables to be in the range of $82 billion to $87 billion (up from $80 billion to $85 billion projected previously).  Ford Credit is projecting distributions of about $3 billion during 2011 (up from $2 billion projected previously), including the first quarter distribution of $900 million.  This increase reflects continued improvements in the funding environment, and Ford Credit's longer term plan to return its leverage to the 10-11 to 1 range.  Ford Credit will continue to assess distributions based on available liquidity and managed leverage objectives.

Overall, we remain on track to deliver continued improvement in full-year pre-tax operating profit and Automotive operating-related cash flow compared with 2010.  Based on a number of factors – including the expected lower profit at Ford Credit, increasing commodity costs, seasonal factors that tend to favor the first half of the year, and higher investments and costs related to our longer-term growth and brand plans – we expect that quarterly results in the latter part of the year may not be as strong as first quarter 2011 results.  As the year progresses, we will take advantage of every opportunity to strengthen our business further.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2010 Form 10-K Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on events occurring subsequent to December 31, 2010, we are updating certain of the Critical Accounting Estimates disclosed in our 2010 Form 10-K Report.

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

See Note 23 of the Notes to the Financial Statements in our 2010 Form 10-K Report for more information regarding deferred tax assets.

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

A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable in 2009, 2010, and the first three months of 2011, we continue to record a full valuation allowance against the net deferred tax assets in the United States and foreign entities discussed above.  Although the weight of negative evidence related to cumulative losses is decreasing as we deliver on our One Ford plan, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in the first quarter of 2011.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2011 and 2010 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Automotive Sector

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of March 31, 2011 was an asset of $39 million, compared to an asset of $63 million as of December 31, 2010. The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be $124 million at March 31, 2011, compared with a decrease of $60 million at December 31, 2010. If adjustments for credit risk were to be included, the decrease would be smaller.

Foreign Currency Risk.  The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of March 31, 2011 was an asset of  $105 million compared to a liability of $35 million as of December 31, 2010.  The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be $599 million at March 31, 2011 compared with a decrease of $334 million as of December 31, 2010. If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at March 31, 2011, all else constant, such an increase in interest rates would decrease pre-tax cash flow by $3 million over the next twelve months, compared with $22 million at December 31, 2010.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. We had no changes in internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters

Automotive Components Holdings ("ACH") Milan Plant.  ACH voluntarily disclosed several violations of the Clean Air Act at its Milan Plant to the Environmental Protection Agency ("EPA") in 2010.  The violations were related to improper repair of refrigeration equipment containing regulated refrigerants.  In February 2011, EPA issued to ACH a Notice of Violation and Finding of Violation seeking a penalty of $209,748 and the retrofitting of some of the equipment at issue.  We expect ACH will resolve the matter through an administrative settlement with EPA.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2011, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	48,692	$17.89	—	**
February 1, 2011 through February 28, 2011	—	—	—	**
March 1, 2011 through March 31, 2011	4,358	14.83	—	**
Total/Average	53,050	17.64	—	**

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

ITEM 5.  Other Information.

Governmental Standards

Mobile Source Emissions Control

U.S. Requirements – Federal and California Emissions Standards.  Navistar, Inc. ("Navistar") has filed new lawsuits against the California Air Resources Board ("CARB") and EPA alleging a failure of those agencies to properly test and certify heavy-duty vehicles and engines equipped with selective catalytic reduction ("SCR") emission control systems.  SCR systems, which are installed on Ford's Super-Duty trucks, are used by most heavy-duty manufacturers to comply with stringent nitrogen oxide emissions standards.  The only major heavy-duty manufacturer not currently using SCR technology is Navistar.  Navistar's suits seek to have its competitors' 2010 and 2011 model year vehicles and engines retested and/or recalled by CARB and EPA.  If successful, the Navistar suits could lead to costly redesigns of SCR systems, or restrictions on the sale of SCR-equipped vehicles.  The Engine Manufacturers Association, of which Ford is a member, is likely to intervene in the suits to defend the certifications of SCR-equipped trucks.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	May 10, 2011	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated May 10, 2011 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.*
    ________

    *     Submitted electronically with this Report.