Form 10-Q
period 2011-06-30
FORD MOTOR CO
filed 2011-08-05
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, the registrant had outstanding 3,728,976,657 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on p. 86

FORD MOTOR COMPANY

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2011 and 2010
(in millions, except per share amounts)

	Second Quarter		First Half
	2011	2010	2011	2010
	(unaudited)
Revenues
Automotive	$33,476	$32,564	$64,514	$61,458
Financial Services	2,051	2,503	4,127	5,175
Total revenues	35,527	35,067	68,641	66,633

Costs and expenses
Automotive cost of sales	29,253	27,828	56,029	52,967
Selling, administrative and other expenses	2,907	3,137	5,641	6,226
Interest expense	1,127	1,636	2,301	3,337
Financial Services provision for credit and insurance losses	21	(131)	(33)	(172)
Total costs and expenses	33,308	32,470	63,938	62,358

Automotive interest income and other non-operating income/(expense), net (Note 12)	199	59	239	248
Financial Services other income/(loss), net (Note 12)	53	67	138	193
Equity in net income/(loss) of affiliated companies	135	124	302	266
Income/(Loss) before income taxes	2,606	2,847	5,382	4,982
Provision for/(Benefit from) income taxes	206	251	426	301
Income/(Loss) from continuing operations	2,400	2,596	4,956	4,681
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	2,400	2,596	4,956	4,681
Less: Income/(Loss) attributable to noncontrolling interests	2	(3)	7	(3)
Net income/(loss) attributable to Ford Motor Company	$2,398	$2,599	$4,949	$4,684

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,398	$2,599	$4,949	$4,684
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$2,398	$2,599	$4,949	$4,684

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.63	$0.76	$1.31	$1.38
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.63	$0.76	$1.31	$1.38
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.59	$0.61	$1.20	$1.10
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.59	$0.61	$1.20	$1.10

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2011 and 2010
(in millions, except per share amounts)

	Second Quarter		First Half
	2011	2010	2011	2010
	(unaudited)
AUTOMOTIVE
Revenues	$33,476	$32,564	$64,514	$61,458
Costs and expenses
Cost of sales	29,253	27,828	56,029	52,967
Selling, administrative and other expenses	2,345	2,424	4,488	4,644
Total costs and expenses	31,598	30,252	60,517	57,611
Operating income/(loss)	1,878	2,312	3,997	3,847

Interest expense	202	518	453	1,060

Interest income and other non-operating income/(expense), net (Note 12)	199	59	239	248
Equity in net income/(loss) of affiliated companies	129	119	291	257
Income/(Loss) before income taxes — Automotive	2,004	1,972	4,074	3,292

FINANCIAL SERVICES
Revenues	2,051	2,503	4,127	5,175
Costs and expenses
Interest expense	925	1,118	1,848	2,277
Depreciation	378	494	808	1,154
Operating and other expenses	184	219	345	428
Provision for credit and insurance losses	21	(131)	(33)	(172)
Total costs and expenses	1,508	1,700	2,968	3,687

Other income/(loss), net (Note 12)	53	67	138	193
Equity in net income/(loss) of affiliated companies	6	5	11	9
Income/(Loss) before income taxes — Financial Services	602	875	1,308	1,690

TOTAL COMPANY
Income/(Loss) before income taxes	2,606	2,847	5,382	4,982
Provision for/(Benefit from) income taxes	206	251	426	301
Income/(Loss) from continuing operations	2,400	2,596	4,956	4,681
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	2,400	2,596	4,956	4,681
Less: Income/(Loss) attributable to noncontrolling interests	2	(3)	7	(3)
Net income/(loss) attributable to Ford Motor Company	$2,398	$2,599	$4,949	$4,684

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$2,398	$2,599	$4,949	$4,684
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$2,398	$2,599	$4,949	$4,684

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.63	$0.76	$1.31	$1.38
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.63	$0.76	$1.31	$1.38
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.59	$0.61	$1.20	$1.10
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.59	$0.61	$1.20	$1.10

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$17,472	$14,805
Marketable securities	16,049	20,765
Finance receivables, net (Note 5)	71,023	70,070
Other receivables, net	9,473	7,388
Net investment in operating leases	12,155	11,675
Inventories (Note 7)	7,036	5,917
Equity in net assets of affiliated companies	2,593	2,569
Net property	23,263	23,179
Deferred income taxes	2,103	2,003
Net intangible assets (Note 9)	103	102
Assets of held-for-sale operations (Note 14)	419	—
Other assets	6,397	6,214
Total assets	$168,086	$164,687

LIABILITIES
Payables	$19,424	$16,362
Accrued liabilities and deferred revenue	43,262	43,844
Debt (Note 11)	98,550	103,988
Deferred income taxes	1,371	1,135
Liabilities of held-for-sale operations (Note 14)	129	—
Total liabilities	162,736	165,329

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,744 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,762	20,803
Accumulated other comprehensive income/(loss)	(13,236)	(14,313)
Treasury stock	(166)	(163)
Retained earnings/(Accumulated deficit)	(2,089)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	5,309	(673)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	41	31
Total equity/(deficit) (Note 19)	5,350	(642)
Total liabilities and equity	$168,086	$164,687

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$3,890	$4,062
Finance receivables, net	53,146	50,473
Other receivables, net	—	13
Net investment in operating leases	3,706	6,121
Inventories	—	19
Net property	—	31
Other assets	93	28
LIABILITIES
Payables	—	16
Accrued liabilities and deferred revenue	103	222
Debt	39,973	40,247

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$9,822	$6,301
Marketable securities	12,139	14,207
Total cash and marketable securities	21,961	20,508
Receivables, less allowances of $154 and $228	4,374	3,992
Inventories (Note 7)	7,036	5,917
Deferred income taxes	306	359
Net investment in operating leases	1,571	1,282
Other current assets	823	610
Current receivable from Financial Services	2,005	1,700
Total current assets	38,076	34,368
Equity in net assets of affiliated companies	2,446	2,441
Net property	23,119	23,027
Deferred income taxes	2,340	2,468
Net intangible assets (Note 9)	103	102
Assets of held-for-sale operations (Note 14)	419	—
Non-current receivable from Financial Services	279	181
Other assets	2,471	2,019
Total Automotive assets	69,253	64,606
Financial Services
Cash and cash equivalents	7,650	8,504
Marketable securities	4,111	6,759
Finance receivables, net (Note 5)	75,902	73,265
Net investment in operating leases	10,584	10,393
Equity in net assets of affiliated companies	147	128
Other assets	3,683	4,221
Total Financial Services assets	102,077	103,270
Intersector elimination	(2,486)	(2,083)
Total assets	$168,844	$165,793
LIABILITIES
Automotive
Trade payables	$16,483	$13,466
Other payables	1,827	1,544
Accrued liabilities and deferred revenue	17,012	17,065
Deferred income taxes	244	392
Debt payable within one year (Note 11)	1,055	2,049
Total current liabilities	36,621	34,516
Long-term debt (Note 11)	12,947	17,028
Other liabilities	22,892	23,016
Deferred income taxes	300	344
Liabilities of held-for-sale operations (Note 14)	129	—
Total Automotive liabilities	72,889	74,904
Financial Services
Payables	1,114	1,352
Debt (Note 11)	84,749	85,112
Deferred income taxes	1,585	1,505
Other liabilities and deferred income	3,359	3,764
Payable to Automotive	2,284	1,881
Total Financial Services liabilities	93,091	93,614
Intersector elimination	(2,486)	(2,083)
Total liabilities	163,494	166,435
EQUITY
Capital stock (Note 15)
Common Stock, par value $.01 per share (3,744 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,762	20,803
Accumulated other comprehensive income/(loss)	(13,236)	(14,313)
Treasury stock	(166)	(163)
Retained earnings/(Accumulated deficit)	(2,089)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	5,309	(673)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	41	31
Total equity/(deficit) (Note 19)	5,350	(642)
Total liabilities and equity	$168,844	$165,793

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2011 and 2010
(in millions)

	First Half
	2011	2010
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$6,226	$6,457

Cash flows from investing activities of continuing operations
Capital expenditures	(2,022)	(2,027)
Acquisitions of retail and other finance receivables and operating leases	(17,355)	(14,707)
Collections of retail and other finance receivables and operating leases	17,052	19,613
Purchases of securities	(41,761)	(52,139)
Sales and maturities of securities	46,680	52,118
Proceeds from sale of business	144	—
Settlements of derivatives	103	(79)
Other	(18)	65
Net cash (used in)/provided by investing activities	2,823	2,844

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	842
Changes in short-term debt	662	(700)
Proceeds from issuance of other debt	18,513	15,282
Principal payments on other debt	(26,292)	(26,636)
Other	112	39
Net cash (used in)/provided by financing activities	(7,005)	(11,173)

Effect of exchange rate changes on cash	632	(700)

Net increase/(decrease) in cash and cash equivalents	$2,676	$(2,572)

Cash and cash equivalents at January 1	$14,805	$20,894
Cash and cash equivalents of held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	2,676	(2,572)
Less: Cash and cash equivalents of held-for-sale operations at June 30	9	—
Cash and cash equivalents at June 30	$17,472	$18,322

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2011 and 2010
(in millions)

	First Half 2011		First Half 2010
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,744	$2,133	$3,004	$2,157

Cash flows from investing activities of continuing operations
Capital expenditures	(2,017)	(5)	(2,018)	(9)
Acquisitions of retail and other finance receivables and operating leases	—	(17,062)	—	(14,463)
Collections of retail and other finance receivables and operating leases	—	17,052	—	19,613
Net (acquisitions)/collections of wholesale receivables	—	(1,944)	—	(248)
Purchases of securities	(25,560)	(16,201)	(27,946)	(24,384)
Sales and maturities of securities	27,817	18,863	29,894	22,756
Settlements of derivatives	92	11	(225)	146
Proceeds from sale of business	135	9	—	—
Investing activity (to)/from Financial Services	1,859	—	434	—
Other	145	(163)	100	(35)
Net cash (used in)/provided by investing activities	2,471	560	239	3,376

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	—	842	—
Changes in short-term debt	(241)	903	182	(882)
Proceeds from issuance of other debt	1,201	17,312	835	14,447
Principal payments on other debt	(6,136)	(20,156)	(6,094)	(19,583)
Financing activity to/(from) Automotive	—	(1,859)	—	(434)
Other	70	42	140	(101)
Net cash (used in)/provided by financing activities	(5,106)	(3,758)	(4,095)	(6,553)

Effect of exchange rate changes on cash	421	211	(263)	(437)

Net increase/(decrease) in cash and cash equivalents	$3,530	$(854)	$(1,115)	$(1,457)

Cash and cash equivalents at January 1	$6,301	$8,504	$9,762	$11,132
Cash and cash equivalents of held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	3,530	(854)	(1,115)	(1,457)
Less: Cash and cash equivalents of held-for-sale operations at June 30	9	—	—	—
Cash and cash equivalents at June 30	$9,822	$7,650	$8,647	$9,675

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2011 and 2010
(in millions)

	Second Quarter		First Half
	2011	2010	2011	2010
	(unaudited)
Net income/(loss)	$2,400	$2,596	$4,956	$4,681
Other comprehensive income/(loss), net of tax:
Foreign currency translation	248	(1,240)	836	(1,729)
Net gain/(loss) on derivative instruments	17	(28)	134	(29)
Employee benefit-related	183	190	105	347
Net holding gain/(loss)	—	—	—	(2)
Total other comprehensive income/(loss), net of tax	448	(1,078)	1,075	(1,413)
Comprehensive income/(loss)	2,848	1,518	6,031	3,268
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 19)	2	(3)	5	(3)
Comprehensive income/(loss) attributable to Ford Motor Company	$2,846	$1,521	$6,026	$3,271

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION

Our financial statements are presented in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors. Intercompany items and transactions have been eliminated in both the consolidated and sector balance sheets. Where the presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements, reconciliations of certain line items are explained below in this Note and in Notes 5 and 11.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

Adoption of New Accounting Standards

Business Combinations. On January 1, 2011 we adopted the new accounting standard on business combinations. The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The new accounting standard did not have an impact on our financial statement disclosures.

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets is as follows (in millions):

	June 30, 2011	December 31, 2010
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$306	$359
Automotive sector non-current deferred income tax assets	2,340	2,468
Financial Services sector deferred income tax assets *	215	282
Total	2,861	3,109
Reclassification for netting of deferred income taxes	(758)	(1,106)
Consolidated balance sheet presentation of deferred income tax assets	$2,103	$2,003

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$244	$392
Automotive sector non-current deferred income tax liabilities	300	344
Financial Services sector deferred income tax liabilities	1,585	1,505
Total	2,129	2,241
Reclassification for netting of deferred income taxes	(758)	(1,106)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,371	$1,135
__________
*    Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the Automotive acquisition of Financial Services debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows is as follows (in millions):

	First Half
	2011	2010
Automotive cash flows from operating activities of continuing operations	$5,744	$3,004
Financial Services cash flows from operating activities of continuing operations	2,133	2,157
Total sector cash flows from operating activities of continuing operations	7,877	5,161
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(1,944)	(248)
Finance receivables (b)	293	244
Reclassifications from operating to financing cash flows:
Payments on notes to the Voluntary Employee Benefit Association ("VEBA") trust ("UAW VEBA Trust") (c)	—	1,300
Consolidated cash flows from operating activities of continuing operations	$6,226	$6,457

Automotive cash flows from investing activities of continuing operations	$2,471	$239
Financial Services cash flows from investing activities of continuing operations	560	3,376
Total sector cash flows from investing activities of continuing operations	3,031	3,615
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	1,944	248
Finance receivables (b)	(293)	(244)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	—	(341)
Elimination of investing activity to/(from) Financial Services in consolidation	(1,859)	(434)
Consolidated cash flows from investing activities of continuing operations	$2,823	$2,844

Automotive cash flows from financing activities of continuing operations	$(5,106)	$(4,095)
Financial Services cash flows from financing activities of continuing operations	(3,758)	(6,553)
Total sector cash flows from financing activities of continuing operations	(8,864)	(10,648)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	—	341
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (c)	—	(1,300)
Elimination of investing activity to/(from) Financial Services in consolidation	1,859	434
Consolidated cash flows from financing activities of continuing operations	$(7,005)	$(11,173)
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

(c)
See "Notes Due to UAW VEBA Trust" in Note 11 for discussion of these transactions. Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)
See "Automotive Acquisition of Financial Services Debt" in Note 11 for discussion of these transactions. Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

Venezuelan Operations

At June 30, 2011 and December 31, 2010, we had $121 million and $41 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $207 million and $132 million in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. As a result of regulation of foreign currency exchange in Venezuela, the official exchange rate of 4.3 bolivars to the U.S. dollar is used to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. The Venezuelan government also controls securities transactions in the parallel exchange market. Our ability to obtain funds in the parallel exchange market has been limited. For any U.S. dollars that we obtain at a rate less favorable than the official rate, we realize a loss for the difference in the exchange rates. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay U.S.-dollar denominated obligations as well as our ability to benefit from those operations.

Item 1. Financial Statements (Continued)

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Comprehensive Income - Presentation. In June 2011, the Financial Accounting Standards Board ("FASB") issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Fair Value Measurement. In May 2011, FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Transfers and Servicing - Repurchase Agreements. In April 2011, FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Troubled Debt Restructurings. In April 2011, FASB issued a new standard to clarify the accounting for and disclosures regarding troubled debt restructurings ("TDRs") by creditors. The new standard provides additional guidance as to whether a restructuring meets the criteria to be considered a TDR. The standard is effective for us as of July 1, 2011 and will be applied to TDRs occurring on or after January 1, 2011. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Financial Services - Insurance. In October 2010, FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry. The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

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

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 — inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 — inputs include data not observable in the market and reflect management's judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. These include $1.8 billion of demand deposits with financial institutions which were classified as Marketable securities prior to 2011, and this amount is reported in Sales and maturities of securities in the 2011 consolidated statement of cash flows. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are classified as Cash and cash equivalents, reported at par value, and excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price, or penalty on withdrawal are classified as Marketable securities. For marketable securities, we generally measure fair value based on a market approach using prices obtained from pricing services. We review all pricing data for reasonability and observability of inputs. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase), and other market information. For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves, or other factors to determine fair value. In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments based on an income approach using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty, considering the master netting agreements and posted collateral. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we develop assumptions or use models (e.g., Black Scholes) to determine fair value. This includes situations where there is illiquidity for a particular currency or commodity or for longer-dated instruments. Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on actual payments on the securitized contracts. We use management judgment to estimate timing and amount of the swap cash flows based on historical pre-payment speeds.

Ford Credit has two asset-backed debt transactions with derivative features, Ford Upgrade Exchange Linked ("FUEL") notes. These features include a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P and a make-whole provision.  We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$3	$—	$—	$3
U.S. government-sponsored enterprises	—	1,885	—	1,885
Government – non-U.S.	—	728	—	728
Foreign government agencies (b)	—	1,255	—	1,255
Corporate debt	—	—	—	—
Total cash equivalents – financial instruments	3	3,868	—	3,871
Marketable securities (c)
U.S. government	1,412	—	—	1,412
U.S. government-sponsored enterprises	—	3,464	—	3,464
Foreign government agencies (b)	—	4,842	—	4,842
Corporate debt	—	933	5	938
Mortgage-backed and other asset-backed	—	43	1	44
Equity	184	—	—	184
Government – non-U.S.	—	1,026	—	1,026
Other liquid investments (d)	—	28	—	28
Total marketable securities	1,596	10,336	6	11,938
Derivative financial instruments
Foreign exchange contracts	—	307	—	307
Commodity contracts	—	22	2	24
Other – warrants	—	—	6	6
Total derivative financial instruments (e)	—	329	8	337
Total assets at fair value	$1,599	$14,533	$14	$16,146
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$147	$3	$150
Commodity contracts	—	25	21	46
Total derivative financial instruments (e)	—	172	24	196
Total liabilities at fair value	$—	$172	$24	$196
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $4.2 billion as of June 30, 2011 for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.7 billion as of June 30, 2011.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.

(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $200 million as of June 30, 2011; see Note 11 for additional detail.

(d)	"Other liquid investments" in this table includes certificates of deposit and time deposits.

(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	175	—	175
Government – non-U.S.	—	420	—	420
Foreign government agencies (b)	—	—	—	—
Corporate debt	—	—	—	—
Mortgage-backed and other asset-backed	—	6	—	6
Total cash equivalents – financial instruments	—	601	—	601
Marketable securities
U.S. government	827	—	—	827
U.S. government-sponsored enterprises	—	1,056	—	1,056
Foreign government agencies (b)	—	652	—	652
Corporate debt	—	1,197	5	1,202
Mortgage-backed and other asset-backed	—	165	—	165
Government – non-U.S.	—	190	—	190
Other liquid investments (c)	—	19	—	19
Total marketable securities	827	3,279	5	4,111
Derivative financial instruments
Interest rate contracts	—	729	191	920
Foreign exchange contracts	—	64	—	64
Cross currency interest rate swap contracts	—	—	—	—
Other (d)	—	—	75	75
Total derivative financial instruments (e)	—	793	266	1,059
Total assets at fair value	$827	$4,673	$271	$5,771
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$76	$129	$205
Foreign exchange contracts	—	66	—	66
Cross-currency interest rate swap contracts	—	—	42	42
Total derivative financial instruments (e)	—	142	171	313
Total liabilities at fair value	$—	$142	$171	$313
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.6 billion as of June 30, 2011 for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.5 billion as of June 30, 2011.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issues by supranational institutions.

(c)	"Other liquid investments" in this table includes certificates of deposit and time deposits.

(d)	"Other" in this table represents derivative features included in the FUEL notes.

(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	224	—	224
Government – non-U.S.	—	133	—	133
Foreign government agencies (b)	—	1,619	—	1,619
Corporate debt	—	199	—	199
Total cash equivalents – financial instruments	—	2,175	—	2,175
Marketable securities (c)
U.S. government	2,718	—	—	2,718
U.S. government-sponsored enterprises	—	4,809	—	4,809
Foreign government agencies (b)	—	3,215	1	3,216
Corporate debt	—	517	—	517
Mortgage-backed and other asset-backed	—	20	—	20
Equity	203	—	—	203
Government – non-U.S.	—	818	1	819
Other liquid investments (d)	—	1,704	—	1,704
Total marketable securities	2,921	11,083	2	14,006
Derivative financial instruments
Foreign exchange contracts	—	58	—	58
Commodity contracts	—	36	33	69
Other – warrants	—	—	5	5
Total derivative financial instruments (e)	—	94	38	132
Total assets at fair value	$2,921	$13,352	$40	$16,313
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$93	$—	$93
Commodity contracts	—	6	—	6
Total derivative financial instruments (e)	—	99	—	99
Total liabilities at fair value	$—	$99	$—	$99
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $2.2 billion as of December 31, 2010 for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.9 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.

(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $203 million as of December 31, 2010; see Note 11 for additional detail.

(d)	"Other liquid investments" in this table includes certificates of deposit and time deposits.

(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Government – non-U.S.	—	323	—	323
Foreign government agencies (b)	—	100	—	100
Corporate debt	—	200	—	200
Total cash equivalents – financial instruments	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Foreign government agencies (b)	—	821	1	822
Corporate debt	—	732	—	732
Mortgage-backed and other asset-backed	—	177	—	177
Government – non-U.S.	—	364	—	364
Other liquid investments (c)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	1,035	177	1,212
Foreign exchange contracts	—	24	—	24
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments (d)	—	1,084	177	1,261
Total assets at fair value	$1,680	$6,944	$178	$8,802
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$134	$195	$329
Foreign exchange contracts	—	73	—	73
Cross-currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments (d)	—	325	266	591
Total liabilities at fair value	$—	$325	$266	$591
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $5.7 billion as of December 31, 2010 for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.0 billion as of December 31, 2010.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issues by supranational institutions.

(c)	"Other liquid investments" in this table includes certificates of deposit and time deposits.

(d)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending June 30 (in millions):

	First Half 2011
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage- Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$1	$—	$—	$1	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	(23)	(23)
Interest income and other non-operating income/(loss), net	—	—	—	(1)	(1)	1	—
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	—	(1)	(1)	(22)	(23)
Purchases, issues, sales, settlements
Purchases	—	5	1	1	7	—	7
Issues	—	—	—	—	—	—	—
Sales	—	—	—	(1)	(1)	—	(1)
Settlements	—	—	—	—	—	(32)	(32)
Total purchases, issues, sales, settlements	—	5	1	—	6	(32)	(26)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	—	—	—	(1)	—	(1)
Ending balance	$—	$5	$1	$—	$6	$(16)	$(10)
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(20)	$(20)

Financial Services Sector
Beginning balance	$1	$—	$—	$—	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	—	—	—	—	(13)	(13)
Other comprehensive income/(loss) (a)	—	—	—	—	—	(2)	(2)
Interest income/(expense)	—	—	—	—	—	26	26
Total realized/unrealized gains/(losses)	—	—	—	—	—	11	11
Purchases, issues, sales, settlements
Purchases	—	5	—	—	5	—	5
Issues (c)	—	—	—	—	—	73	73
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	103	103
Total purchases, issues, sales, settlements	—	5	—	—	5	176	181
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	—	—	—	(1)	(3)	(4)
Ending balance	$—	$5	$—	$—	$5	$95	$100
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$80	$80
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)
Represents transfers due to the availability of observable data for $2 million of marketable securities as a result of increased market activity for these securities and transfers for $3 million due to shorter duration of derivative financial instruments.  Transfers in and transfers out represent the value at the end of the reporting period.

(c)	Reflects $73 million in Level 3 under Derivative financial instruments, net for derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	First Half 2010
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage-Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$8	$17	$—	$25	$9	$—	$34
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	—	—	—
Interest income and other non-operating income/(loss), net	—	—	(1)	—	(1)	1	—	—
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	(1)	—	(1)	1	—	—
Purchases, issues, sales, settlements
Purchases	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	(8)	(15)	—	(23)	—	—	(23)
Settlements	—	—	—	—	—	(5)	—	(5)
Total purchases, issues, sales, settlements	—	(8)	(15)	—	(23)	(5)	—	(28)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$1	$—	$1	$5	$—	$6
Change in unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Financial Services Sector
Beginning balance	$—	$4	$—	$—	$4	$(155)	$26	$(125)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(4)	—	—	(4)	(23)	(3)	(30)
Other comprehensive income/(loss) (a)	—	—	—	—	—	2	2	4
Interest income/(expense)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(4)	—	—	(4)	(21)	(1)	(26)
Purchases, issues, sales, settlements
Purchases	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	82	(21)	61
Total purchases, issues, sales, settlements	—	—	—	—	—	82	(21)	61
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$(94)	$4	$(90)
Change in unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$—	$59	$—	$59
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)	Transfers in and transfers out represent the value at the end of the reporting period.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended June 30, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	June 30, 2011 (a)				December 31, 2010 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables (b)	$—	$—	$76	$76	$—	$—	$82	$82
Dealer loans, net (b)	—	3	10	13	—	—	22	22
Total North America	—	3	86	89	—	—	104	104
International
Retail receivables (b)	—	—	46	46	—	—	45	45
Total International	—	—	46	46	—	—	45	45
Total Financial Services sector	$—	$3	$132	$135	$—	$—	$149	$149
 __________

(a)	There were no Automotive sector nonrecurring fair value measurements subsequent to initial recognition recorded.

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

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended June 30, 2011 and 2010, related to items still held on our balance sheet at those dates (in millions):

	Total Gains / (Losses)
	Second Quarter		First Half
	2011	2010	2011	2010
Financial Services Sector
North America
Retail receivables *	$(6)	$(8)	$(16)	$(19)
Dealer loans, net *	(1)	(1)	(1)	(4)
Total North America	(7)	(9)	(17)	(23)
International
Retail receivables *	(5)	(9)	(10)	(20)
Total International	(5)	(9)	(10)	(20)
Total Financial Services sector	$(12)	$(18)	$(27)	$(43)
 __________
* Fair value changes related to retail finance receivables that have been charged off or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions ("securitization cash").

Restricted cash reflected on our balance sheet is as follows (in millions):

	June 30, 2011	December 31, 2010
Automotive sector	$454	$433
Financial Services sector	505	298
Total Company	$959	$731

NOTE 5.  FINANCE RECEIVABLES

Finance receivables reflected on our consolidated balance sheet are as follows (in millions):

	June 30, 2011	December 31, 2010
Automotive sector *	$247	$224
Financial Services sector	75,902	73,265
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(5,126)	(3,419)
Finance receivables, net	$71,023	$70,070
__________
*    Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector holds notes receivable, which consist primarily of a note with Geely Sweden AB related to our sale of Volvo and loans with certain suppliers. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net, were as follows (in millions):

	June 30, 2011	December 31, 2010
Notes receivable	$304	$344
Less: Allowance for credit losses	(57)	(120)
Notes receivable, net	$247	$224

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Financial Services Sector

Ford Credit segments its North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables.  The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment – Receivables in this portfolio segment relate to products offered to individuals and businesses that finance the acquisition of Ford vehicles from dealers for personal or commercial use.  The products include:

•	Retail financing – retail installment contracts for new and used vehicles

•	Direct financing leases – direct financing leases with retail customers, government entities, daily rental companies, and fleet customers

Non-consumer Segment – Receivables in this portfolio segment relate to products offered to dealers.  The products include:

•	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing

•	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities

•	Other financing – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs. At June 30, 2011 and
December 31, 2010, the recorded investment in Ford Credit's finance receivables excluded $170 million and $176 million of accrued uncollected interest receivable, respectively, which we report in Other assets on the balance sheet.

Finance receivables, net were as follows (in millions):

	June 30, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,533	$9,666	$48,199	$39,129	$9,436	$48,565
Less: Unearned interest supplements	(1,551)	(290)	(1,841)	(1,580)	(289)	(1,869)
Retail	36,982	9,376	46,358	37,549	9,147	46,696
Direct financing leases, gross	7	3,084	3,091	17	3,011	3,028
Less: Unearned interest supplements	—	(112)	(112)	—	(84)	(84)
Direct financing leases	7	2,972	2,979	17	2,927	2,944
Consumer finance receivables	$36,989	$12,348	$49,337	$37,566	$12,074	$49,640

Non-consumer
Wholesale	$14,378	$10,260	$24,638	$13,273	$8,851	$22,124
Dealer loans	1,047	66	1,113	1,117	33	1,150
Other	945	488	1,433	738	390	1,128
Non-consumer finance receivables	16,370	10,814	27,184	15,128	9,274	24,402
Total recorded investment	$53,359	$23,162	$76,521	$52,694	$21,348	$74,042

Recorded investment in finance receivables	$53,359	$23,162	$76,521	$52,694	$21,348	$74,042
Less: Allowance for credit losses	(482)	(137)	(619)	(625)	(152)	(777)
Finance receivables, net	$52,877	$23,025	$75,902	$52,069	$21,196	$73,265

Net finance receivables subject to fair value *			$72,921			$70,318
Fair value			74,574			72,021
__________
*    At June 30, 2011 and December 31, 2010, excludes $3 billion and $2.9 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at June 30, 2011 and December 31, 2010 were $29.8 billion and $28.7 billion of North America consumer receivables, $13 billion and $12.8 billion of non-consumer receivables, International consumer receivables of $8.3 billion and $7.6 billion, and non-consumer receivables of $6.8 billion and $5.9 billion, respectively, that secure certain debt obligations. The cash flows generated from collection of these receivables can be used only for payment of the related debt and obligations; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors (see Notes 8 and 11).

Aging. For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of Ford Credit's finance receivables balances at June 30, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America Consumer
Retail	$637	$77	$25	$76	$815	$36,167	$36,982
Direct financing leases	1	1	—	—	2	5	7
Non-consumer
Wholesale	—	—	—	3	3	14,375	14,378
Dealer loans	4	1	4	13	22	1,025	1,047
Other	—	—	—	—	—	945	945
Subtotal	642	79	29	92	842	52,517	53,359

International Consumer
Retail	68	35	18	48	169	9,207	9,376
Direct financing leases	11	5	3	4	23	2,949	2,972
Non-consumer
Wholesale	1	—	—	17	18	10,242	10,260
Dealer loans	—	—	—	1	1	65	66
Other	—	—	—	—	—	488	488
Subtotal	80	40	21	70	211	22,951	23,162
Total recorded investment	$722	$119	$50	$162	$1,053	$75,468	$76,521

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

Subsequent to origination, Ford Credit reviews the credit quality of retail and direct financing lease receivables based on customer payment activity. As each customer develops a payment history, Ford Credit uses an internally-developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Ford Credit's collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns. These models allow for more focused collection activity on higher-risk accounts and are used to refine Ford Credit's risk-based staffing model to ensure collection resources are aligned with portfolio risk.

Credit quality ratings for Ford Credit's consumer finance receivables are categorized as follows:

•	Pass – receivables that are current to 60 days past due

•	Special Mention – receivables 61 to 120 days past due and in aggressive collection status

•	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer finance receivables portfolio was as follows (in millions):

	June 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,804	$6	$37,348	$17
Special Mention	102	1	119	—
Substandard	76	—	82	—
Subtotal	36,982	7	37,549	17

International
Pass	9,276	2,960	9,068	2,914
Special Mention	52	8	60	10
Substandard	48	4	19	3
Subtotal	9,376	2,972	9,147	2,927
Total recorded investment	$46,358	$2,979	$46,696	$2,944

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

Dealers are assigned to one of four groups according to risk rating as follows:

•	Group I – Dealers with strong to superior financial metrics

•	Group II – Dealers with fair to favorable financial metrics

•	Group III – Dealers with marginal to weak financial metrics

•	Group IV – Dealers with poor financial metrics, including dealers classified as uncollectible

Ford Credit suspends credit lines and extends no further funding to dealers classified in Group IV.

Ford Credit regularly reviews its model to confirm the continued business significance and statistical predictability of the factors and updates the model to incorporate new factors or other information that improves its statistical predictability. In addition, Ford Credit verifies the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher-risk (i.e., Group III and Group IV) dealers. Ford Credit performs a credit review of each dealer at least annually and adjusts the dealer's risk rating, if necessary.

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

	June 30, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$11,808	$777	$10,540	$785
Group II	2,170	160	2,372	208
Group III	385	99	353	107
Group IV	15	11	8	17
Subtotal	14,378	1,047	13,273	1,117

International
Group I	6,144	38	5,135	5
Group II	2,526	16	2,189	15
Group III	1,576	11	1,527	12
Group IV	14	1	—	1
Subtotal	10,260	66	8,851	33
Total recorded investment	$24,638	$1,113	$22,124	$1,150

Non-Accrual Status. The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, bankruptcy status notification, or 120 days past due. Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Consumer receivables in non-accrual status were as follows (in millions):

	June 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$76	$—	$82	$—
Less than 120 days past due	328	—	355	—
Subtotal	404	—	437	—
International
Greater than 120 days past due	48	4	19	3
Less than 120 days past due	4	—	26	1
Subtotal	52	4	45	4
Total recorded investment	$456	$4	$482	$4

Finance receivables greater than 90 days past due and still accruing interest at June 30, 2011 and
December 31, 2010, represent $20 million and $7 million, respectively, of non-bankrupt retail accounts in the
91-120 days past due category that are in the process of collection and $4 million and $1 million, respectively, of dealer loans.

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Impairment. Ford Credit's consumer receivables are evaluated collectively for impairment. Ford Credit's non-consumer receivables are evaluated both collectively and specifically for impairment. Specifically-impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in TDRs. Ford Credit places impaired receivables in non-accrual status. The following factors (not necessarily in order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

•	Delinquency in contractual payments of principal or interest

•	Deterioration of the borrower's competitive position

•	Cash flow difficulties experienced by the borrower

•	Breach of loan covenants or conditions

•	Initiation of dealer bankruptcy or other insolvency proceedings

•	Fraud or criminal conviction

See Note 6 for additional information related to the development of Ford Credit's allowance for credit losses.

The table below identifies non-consumer receivables that were both impaired and in non-accrual status for the period ended June 30, 2011 (in millions):

	Recorded Investment in Impaired				Financing Revenue Collected
	Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Second Quarter 2011	First Half 2011
North America
With no allowance recorded
Wholesale	$15	$15	$—	$18	$1	$1
Dealer loans	2	2	—	7	—	—

With an allowance recorded
Wholesale	—	—	—	—	—	—
Dealer loans	62	62	8	66	1	1

International
With no allowance recorded
Wholesale	20	20	—	18	—	—
Dealer loans	2	2	—	1	—	—

With an allowance recorded
Wholesale	7	7	2	3	—	—
Dealer loans	—	—	—	—	—	—

Total
Wholesale	42	42	2	39	1	1
Dealer loans	66	66	8	74	1	1
Total	$108	$108	$10	$113	$2	$2

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The table below identifies non-consumer receivables that were both impaired and in non-accrual status for the period ended December 31, 2010 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment
North America
With no allowance recorded
Wholesale	$8	$8	$—	$19
Dealer loans	2	2	—	9

With an allowance recorded
Wholesale	—	—	—	—
Dealer loans	64	64	10	69

International
With no allowance recorded
Wholesale	22	22	—	29
Dealer loans	1	1	—	2

With an allowance recorded
Wholesale	5	5	2	8
Dealer loans	—	—	—	—

Total
Wholesale	35	35	2	56
Dealer loans	67	67	10	80
Total	$102	$102	$12	$136

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables already has been charged off.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if Ford Credit grants a concession for economic or legal reasons related to the debtor's financial difficulties that Ford Credit otherwise would not consider in the normal course of business.

Consumer. While payment extensions are granted on consumer finance receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged. Payment extensions typically result in a one-month deferral of the consumer's normal monthly payment and do not constitute a TDR.

Non-Consumer. Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. Dealer loans that are in TDRs are assessed for impairment and included in Ford Credit's allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. Ford Credit does not grant concessions on the principal balance of dealer loan modifications, but may make other concessions if the dealer is experiencing financial difficulties. During the first half of 2011, the principal balance of dealer loans that are in TDRs was $12 million.

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor. Following is an analysis of the allowance for credit losses for the period ended June 30, 2011 (in millions):

	Second Quarter 2011	First Half 2011
Allowance for credit losses:
Beginning balance	$101	$120
Charge-offs	—	—
Recoveries	(59)	(59)
Provision for credit losses	—	2
Other	15	(6)
Ending balance	$57	$57

Financial Services Sector

The allowance for credit losses represents Ford Credit's estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

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

Ford Credit makes projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - the number of finance receivables that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity - the expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses. A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

The loss emergence period ("LEP") is a key assumption within Ford Credit's models and represents the average amount of time between when a loss event first occurs and when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced later, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Specific Allowance for Impaired Receivables. The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The risk pools are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

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

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the period ended June 30, 2011 (in millions):

	Second Quarter 2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses:
Beginning balance	$628	$50	$678	$75	$753
Charge-offs	(93)	(9)	(102)	(26)	(128)
Recoveries	53	1	54	25	79
Provision for credit losses	(21)	5	(16)	(10)	(26)
Other (a)	3	2	5	—	5
Ending balance	$570	$49	$619	$64	$683

	First Half 2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses:
Beginning balance	$707	$70	$777	$87	$864
Charge-offs	(206)	(7)	(213)	(55)	(268)
Recoveries	110	2	112	50	162
Provision for credit losses	(51)	(18)	(69)	(19)	(88)
Other (a)	10	2	12	1	13
Ending balance	$570	$49	$619	$64	$683

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$570	$39	$609	$64	$673
Specific impairment allowance	—	10	10	—	10
Ending balance	$570	$49	$619	$64	$683

Analysis of ending balance of finance receivables and net investment in operating leases:
Collectively evaluated for impairment	$49,337	$27,076	$76,413	$10,648
Specifically evaluated for impairment	—	108	108	—
Recorded investment (b)	$49,337	$27,184	$76,521	$10,648

Ending balance, net of allowance for credit losses	$48,767	$27,135	$75,902	$10,584
 __________

(a)	Represents principally amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 32% of total inventories at
June 30, 2011 and December 31, 2010. Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	June 30, 2011	December 31, 2010
Raw materials, work-in-process and supplies	$3,156	$2,812
Finished products	4,769	3,970
Total inventories under FIFO	7,925	6,782
Less: LIFO adjustment	(889)	(865)
Total inventories	$7,036	$5,917

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

Automotive Sector

VIEs of which we are the primary beneficiary:

At December 31, 2010, we had one VIE of which we were the primary beneficiary - Cologne Precision Forge GmbH ("CPF"), formerly Tekfor Cologne GmbH. CPF was a 50/50 joint venture with Neumayer Tekfor GmbH ("Neumayer") to which Ford transferred the operations of its Cologne forge plant in 2003. CPF produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties. On December 21, 2010, Ford and Neumayer signed an agreement pursuant to which Neumayer would withdraw from the joint venture and sell its shares in the joint venture to Ford. The agreement became effective in March 2011 and CPF is now a wholly-owned subsidiary of Ford.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The total consolidated VIE assets and liabilities reflected on our balance sheet are as follows (in millions):

Assets	December 31, 2010
Cash and cash equivalents	$9
Other receivables, net	13
Inventories	19
Net property	31
Other assets	2
Total assets	$74
Liabilities
Payables	$16
Total liabilities	$16

The financial performance of the consolidated VIEs reflected on our statement of operations at June 30, 2011 and 2010 includes consolidated sales of $10 million and $31 million, respectively, and consolidated cost of sales, selling, administrative, and interest expense of $9 million and $38 million, respectively.

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of June 30, 2011 and December 31, 2010. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically significant activities of the joint venture.

Zeledyne, LLC ("Zeledyne") is a VIE (that is not a joint venture) of which we are not the primary beneficiary as of
June 30, 2011 and December 31, 2010. Zeledyne manufactures and sells glass products for automotive glass markets. Ford provides certain guarantees to Zeledyne. On April 1, 2011, Zeledyne sold a portion of its glass business to Central Glass. As the guarantees are still in place, Zeledyne remains a VIE of which Ford is not the primary beneficiary. The carrying value of our obligation relating to the guarantees to Zeledyne's shareholders was $10 million at June 30, 2011.

Ford Motor Company Capital Trust II ("Trust II") was a VIE of which we were not the primary beneficiary as of December 31, 2010. On March 15, 2011, Ford redeemed the Subordinated Convertible Debentures due to Trust II and, as a result, Trust II was liquidated. For additional discussion of Trust II, see Note 11.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at June 30, 2011 and December 31, 2010 is detailed as follows (in millions):

	June 30, 2011	December 31, 2010	Change in Maximum Exposure
Investments	$255	$417	$(162)
Guarantees	10	10	—
Total maximum exposure	$265	$427	$(162)

Financial Services Sector

VIEs of which we are the primary beneficiary:

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by our Financial Services sector. We retain interests in the securitization VIEs, including senior and subordinated securities issued by VIEs and rights to cash held for the benefit of the securitization investors.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. Our Financial Services sector aggregates and analyzes its transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions - consumer credit risk and prepayment risk

•	Wholesale transactions - dealer credit risk

•	Net investments in operating lease transactions - vehicle residual value risk, consumer credit risk, and prepayment risk

As residual interest holder, we are exposed to underlying residual and credit risk of the collateral, and exposed to interest rate risk in certain transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollaterization of the assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations or warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to our Financial Services sector or its other assets for credit losses on the securitized assets, and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities, although Ford Credit is the co-obligor of the debt of a consolidated VIE up to $250 million for two of our securitization transactions. Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit. In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required level. The balances of cash related to these contributions were de minimis and $0 at June 30, 2011 and December 31, 2010, respectively, and ranged from $0 to $490 million during the first half of 2011. In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's asset-backed commercial paper program ("FCAR").

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 16 for additional information regarding derivatives.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The following table includes assets to be used to settle the liabilities of the consolidated VIEs. We may retain debt issued by consolidated VIEs and this debt is excluded from the table below. We hold the right to the excess cash flows from the assets that are not needed to pay liabilities of the consolidated VIEs. The assets and debt reflected on our consolidated balance sheet are as follows (in billions):

	June 30, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$3.1	$35.5	$29.1
Wholesale	0.4	17.6	9.0
Total finance receivables	3.5	53.1	38.1
Net investment in operating leases	0.4	3.7	1.9
Total *	$3.9	$56.8	$40.0
__________
*    Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $347 million at June 30, 2011 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.9	$33.9	$27.1
Wholesale	0.4	16.6	10.1
Total finance receivables	3.3	50.5	37.2
Net investment in operating leases	0.8	6.1	3.0
Total *	$4.1	$56.6	$40.2
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

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	June 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization entities	$93	$103	$26	$222
Ford Credit related to VIE	54	51	134	37
Total including Ford Credit related to VIE *	$147	$154	$160	$259
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

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	Second Quarter 2011		Second Quarter 2010
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$88	$261	$2	$342

	First Half 2011		First Half 2010
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$33	$515	$147	$674

VIEs of which we are not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared between Ford Credit and its joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $81 million and $71 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 9.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology, and each is amortized over its determinable life.

The components of net intangible assets are as follows (in millions):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Automotive Sector
License and advertising agreements	118	(43)	75	111	(39)	72
Land rights	23	(7)	16	23	(7)	16
Patents	25	(17)	8	25	(16)	9
Other	29	(25)	4	28	(23)	5
Total Automotive sector	$195	$(92)	$103	$187	$(85)	$102

Our license and advertising agreements have amortization periods primarily of 5 years to 25 years, our land rights have amortization periods of 40 years to 50 years, our patents have amortization periods primarily of 7 years to 17 years, and our other intangibles (primarily customer contracts and technology) have various amortization periods.

Pre-tax amortization expense for the periods ending June 30 was as follows (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Pre-tax amortization expense	$3	$30	$6	$53

Amortization for current intangible assets is forecasted to be approximately $12 million in 2011 and each year thereafter.

Item 1. Financial Statements (Continued)

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and other postretirement employee benefits ("OPEB"), such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$117	$94	$84	$82	$16	$14
Interest cost	594	631	314	314	83	85
Expected return on assets	(757)	(791)	(358)	(336)	—	—
Amortization of:
Prior service costs/(credits)	85	93	18	18	(151)	(156)
(Gains)/Losses and Other	46	2	86	62	28	25
Separation programs	2	—	39	6	1	—
(Gains)/Losses from curtailments and settlements	—	—	104	—	—	—
Net expense/(income)	$87	$29	$287	$146	$(23)	$(32)

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$234	$188	$164	$167	$31	$28
Interest cost	1,188	1,262	617	639	165	169
Expected return on assets	(1,514)	(1,582)	(706)	(683)	—	—
Amortization of:
Prior service costs/(credits)	171	186	36	37	(303)	(310)
(Gains)/Losses and Other	92	4	169	127	57	49
Separation programs	3	3	44	10	1	—
(Gains)/Losses from curtailments and settlements	—	—	104	—	—	—
Net expense/(income)	$174	$61	$428	$297	$(49)	$(64)

In the second quarter of 2011, we recorded a $104 million settlement loss in Automotive cost of sales associated with the partial settlement of a Belgium pension plan.

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. From time to time, we make contributions beyond those legally required.

Pension. In the first half of 2011, we contributed about $800 million to our worldwide funded pension plans, and made about $200 million of benefit payments directly by the Company for unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $400 million to our funded plans in 2011, and to make $200 million of benefit payments directly by the Company for unfunded plans, for a total of $1.6 billion this year. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2011.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS

Debt outstanding is shown below (in millions):

Automotive Sector	June 30, 2011	December 31, 2010
Debt payable within one year
Short-term with non-affiliates	$388	$478
Short-term with unconsolidated affiliates	260	382
Long-term payable within one year
Secured term loan	77	140
Secured revolving loan	—	838
Other debt	330	211
Total debt payable within one year	1,055	2,049
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Unamortized discount	(79)	(81)
Convertible notes	908	908
Unamortized discount	(186)	(199)
Subordinated convertible debentures	—	2,985
Secured term loan	1,703	3,946
U.S. Department of Energy ("DOE") loans	3,825	2,752
EIB loan	721	699
Other debt	795	758
Total long-term debt payable after one year	12,947	17,028
Total Automotive sector	$14,002	$19,077
Fair value of debt	$13,924	$19,260
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,619	$6,634
Other asset-backed short-term debt	1,274	1,447
Ford Interest Advantage (a)	5,067	4,525
Other short-term debt	1,458	801
Total short-term debt	14,418	13,407
Long-term debt
Unsecured debt
Notes payable within one year	9,383	9,524
Notes payable after one year	24,817	26,390
Asset-backed debt
Notes payable within one year	14,197	16,684
Notes payable after one year	21,833	19,208
Unamortized discount	(246)	(403)
Fair value adjustment (b)	347	302
Total long-term debt	70,331	71,705
Total Financial Services sector	$84,749	$85,112
Fair value of debt	$87,709	$88,569
Total Automotive and Financial Services sectors	$98,751	$104,189
Intersector elimination	(201)	(201)
Total Company	$98,550	$103,988
__________

(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt is reported in Automotive accrued liabilities and deferred revenue and was $225 million and $275 million at June 30, 2011 and December 31, 2010, respectively. Interest accrued on Financial Services debt is reported in Financial Services other liabilities and deferred income and was $804 million and about $1 billion at June 30, 2011 and December 31, 2010, respectively.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Maturities

Debt maturities at June 30, 2011 were as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(79)	(79)
Convertible notes	—	—	—	—	—	908	908
Unamortized discount (a)	—	—	—	—	—	(186)	(186)
Secured term loan	39	77	1,664	—	—	—	1,780
Secured revolving loan	—	—	—	—	—	—	—
U.S. DOE loans	—	192	383	383	383	2,484	3,825
Short-term and other debt (b)	749	298	333	55	781	278	2,494
Total Automotive debt	788	567	2,380	438	1,164	8,665	14,002

Financial Services Sector
Unsecured debt	10,192	7,887	5,317	3,760	5,982	7,587	40,725
Asset-backed debt	15,843	14,055	6,029	3,493	1,985	2,518	43,923
Unamortized (discount)/premium (a)	7	(55)	(26)	(124)	(9)	(39)	(246)
Fair value adjustments (a) (c)	13	54	78	49	80	73	347
Total Financial Services debt	26,055	21,941	11,398	7,178	8,038	10,139	84,749

Intersector elimination	—	(201)	—	—	—	—	(201)
Total Company	$26,843	$22,307	$13,778	$7,616	$9,202	$18,804	$98,550
__________

(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.

(b)	Primarily non-U.S. affiliate debt and includes the EIB secured loan.

(c)	Adjustments related to designated fair value hedges of unsecured debt.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	June 30, 2011	December 31, 2010
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,260
__________

(a)	Unregistered industrial revenue bonds.

(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(c)	Listed on the New York Stock Exchange.

(d)	Excludes 9 1/2% Debentures due September 15, 2011 and 9.215% Debentures due September 15, 2021 with outstanding balances at
June 30, 2011 of $165 million and $180 million, respectively. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Convertible Notes

At June 30, 2011, we had outstanding $883 million and $25 million principal of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes") and December 15, 2036 ("2036 Convertible Notes"), respectively. The 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009). The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

Upon conversion, we have the right to deliver, in lieu of shares of Ford Common Stock, either cash or a combination of cash and Ford Common Stock. Holders may require us to purchase all or a portion of the Convertible Notes upon a change in control of the Company, or for shares of Ford Common Stock upon a designated event that is not a change in control, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest to, but not including, the date of repurchase. Additionally, holders of the 2036 Convertible Notes may require us to purchase all or a portion for cash on December 20, 2016 and December 15, 2026.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

We may terminate the conversion rights related to the 2016 Convertible Notes at any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period. Also, we may redeem for cash all or a portion of the 2036 Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the 2036 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. We may terminate the conversion rights related to the 2036 Convertible Notes at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading day period.

Liability, equity, and if-converted components of our Convertible Notes are summarized as follows (in millions):

			Total Effective Interest Rate
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Liability component
4.25% Debentures due December 15, 2016	$768	$768	9.2%	9.2%
4.25% Debentures due December 15, 2016 (underwriter option)	115	115	8.6%	8.6%
Subtotal Convertible Debt due December 15, 2016	$883	$883
4.25% Debentures due December 20, 2036	25	25	10.5%	10.5%
Unamortized discount	(186)	(199)
Net carrying amount	$722	$709

Equity component of outstanding debt (a)	$(225)	$(225)
Share value in excess of principal value, if converted (b)	$438	$732
__________

(a)	Recorded in Capital in excess of par value of stock.

(b)	Based on share price of $13.79 and $16.79 as of June 30, 2011 and December 31, 2010, respectively.

We recognized interest cost on our Convertible Notes as follows (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Contractual interest coupon	$10	$37	$19	$73
Amortization of discount	7	23	13	45
Total interest cost on Convertible Notes	$17	$60	$32	$118

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

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Secured Term Loan and Revolving Loan

At June 30, 2011, we had outstanding $1.8 billion of term loans under our Secured Credit Agreement maturing on December 15, 2013. The aggregate principal amount of the term loans amortize at a rate of $77 million (1% of original loan) per annum and bears interest at LIBOR plus a margin of 2.75%.

2011 Secured Term Loan Actions. In the second quarter of 2011, we made optional prepayments of $2.2 billion to the term loan lenders. In addition, we also made a required payment of $67 million to the term lenders as a result of the completion of the true-up of the purchase price adjustments related to the sale of Volvo.

2011 Secured Revolver Actions. On May 17, 2011, we made an optional prepayment of $838 million on revolving loans under our Secured Credit Agreement that were scheduled to mature on December 15, 2011. Such amounts will remain available for borrowing through December 15, 2011 as the commitments of the revolving lenders were not reduced.

Commitments under the revolving credit facility of our secured Credit Agreement totaled $9.8 billion, with $886 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013. Pursuant to our Credit Agreement, at June 30, 2011, we had $9.4 billion available to be drawn under the revolving facility and had outstanding $330 million of letters of credit under the revolving facility.

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

2010 Actions on Note A and Note B. On June 30, 2010 we made the scheduled payment due on Note A and Note B to the UAW VEBA Trust of $249 million and $610 million in cash, respectively. In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A for cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit. Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us. The purchase price for Note A was based on the contractual pre-payment amount less an agreed-upon discount of 2%. Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion. As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the second quarter of 2010 in Automotive interest income and other non-operating income/(expense), net. In relation to the combined $859 million scheduled principal payments made under Note A and Note B on June 30, 2010, $333 million of discount was amortized and reported in Interest expense in the first half of 2010.

On October 29, 2010, we pre-paid the remaining outstanding principal amount of Note B, which fully satisfied our obligations to the UAW VEBA Trust.

DOE Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $3.8 billion in loans as of June 30, 2011. Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement. Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

The proceeds of advances under the Facility will be used to finance certain costs eligible for financing under the ATVM Program ("Eligible Project Costs") that are incurred through the end of 2012 in the implementation of 12 advanced technology vehicle programs approved for funding by the DOE (each, a "Project"). The Arrangement Agreement limits the amount of advances that may be used to fund Eligible Project Costs for each Project, and our ability to finance Eligible Project Costs with respect to a Project is conditioned on us meeting agreed timing milestones and fuel economy targets for that Project. Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB. Proceeds of loans drawn under the facility are being used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $721 million of loans at June 30, 2011. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government). Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

Financial Services Sector

Debt Repurchases and Calls

From time to time and based on market conditions, our Financial Services sector may repurchase or call some of its outstanding debt. If our Financial Services sector has excess liquidity, and it is an economically favorable use of its available cash, it may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the second quarter and first half of 2011, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $820 million (including $152 million maturing in 2011) and $1.5 billion, respectively, of its unsecured debt. There were no repurchase or call transactions for asset-backed debt during 2011. As a result, our Financial Services sector recorded a pre-tax loss of $28 million and a pre-tax loss of $36 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net in the second quarter and first half of 2011, respectively.

In the second quarter and first half of 2010, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $2.0 billion and $2.4 billion, respectively, of its unsecured debt and asset-backed debt. As a result, our Financial Services sector recorded a pre-tax loss of $53 million and a pre-tax loss of $60 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net, in the second quarter and first half of 2010, respectively.

Asset-Backed Debt

Ford Credit engages in securitization transactions to fund operations and to maintain liquidity. Ford Credit's securitization transactions are recorded as asset-backed debt and the associated assets are not derecognized and continue to be included in our financial statements.

The finance receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit does, however, hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the securitization transactions. The debt is the obligation of our consolidated securitization entities and not Ford Credit's legal obligation or the legal obligation of its other subsidiaries.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our Financial Services sector's asset-backed debt arrangements that are included in our financial statements (in billions):

	June 30, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.5	$53.1	$38.1
Net investment in operating leases	0.4	3.7	1.9
Total	$3.9	$56.8	$40.0
Non-VIE
Finance receivables (b)	$0.1	$4.4	$3.9
Total securitization transactions
Finance receivables	$3.6	$57.5	$42.0
Net investment in operating leases	0.4	3.7	1.9
Total	$4.0	$61.2	$43.9

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.3	$50.5	$37.2
Net investment in operating leases	0.8	6.1	3.0
Total	$4.1	$56.6	$40.2
Non-VIE
Finance receivables (b)	$0.2	$4.1	$3.7
Total securitization transactions
Finance receivables	$3.5	$54.6	$40.9
Net investment in operating leases	0.8	6.1	3.0
Total	$4.3	$60.7	$43.9
__________

(a)	Includes assets to be used to settle liabilities of the consolidated VIEs. See Note 8 for additional information on Financial Services sector VIEs.

(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $347 million and $334 million at June 30, 2011 and December 31, 2010, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $81 million and $87 million at June 30, 2011 and December 31, 2010, respectively, that is secured by property.

Automotive Acquisition of Financial Services Debt. During 2008 and 2009 we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million. During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million. We recognized a gain on extinguishment of debt of $9 million on the transaction, in Automotive interest income and other non-operating income/(expense), net. As of June 30, 2011, approximately $780 million of the debt purchased has matured, and $267 million was repurchased from us by Ford Credit.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $201 million at June 30, 2011 and December 31, 2010, respectively. On our sector balance sheet, the debt is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Item 1. Financial Statements (Continued)

NOTE 12.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending June 30 (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Interest income	$105	$60	$190	$107
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	50	(86)	6	33
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	8	14	33	18
Gains/(Losses) on extinguishment of debt *	—	49	(60)	49
Other	36	22	70	41
Total	$199	$59	$239	$248
__________
*    See Note 11 for descriptions of the debt transactions.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending June 30 (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Interest income (investment-related)	$13	$22	$37	$38
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	21	19	25	21
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	—	1	—	2
Gains/(Losses) on extinguishment of debt *	(28)	(53)	(36)	(60)
Investment and other income related to sales of receivables	—	1	—	1
Insurance premiums earned, net	23	24	46	50
Other	24	53	66	141
Total	$53	$67	$138	$193
__________
*    See Note 11 for description of the debt transactions.

NOTE 13. INCOME TAXES

Generally, for interim tax reporting we estimate one single tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). We manage our operations by multi-jurisdictional business units, however, and thus are unable to reasonably compute one overall effective tax rate. Accordingly, our worldwide tax provision is calculated pursuant to GAAP, which provides that tax (or benefit) in each foreign jurisdiction not subject to valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction.

Item 1. Financial Statements (Continued)

NOTE 14.  HELD-FOR-SALE OPERATIONS, DISPOSITIONS AND ACQUISITIONS

Automotive Sector

Held-for-Sale Operations

Russia.  During the second quarter of 2011, we signed an agreement with Sollers OJSC establishing a new 50-50 joint venture in Russia. We will contribute our operations in Russia consisting primarily of a manufacturing plant in Vsevolozhsk, near St. Petersburg, and access to our Russian dealership network. Sollers will contribute two production facilities and will support the joint venture through its manufacturing capabilities, knowledge of the Russian market, experience in distribution and work with the Russian supply base. The joint venture will be named Ford Sollers and will be primarily engaged in manufacturing a range of Ford passenger cars and light commercial vehicles. The joint application by Ford and Sollers to the Russian government for participation in the new industrial assembly regime, which will reduce import duties for parts imported into Russia, was approved by the Ministry of Economic Development and Trade on
June 1, 2011. The transaction is expected to finalize and operations are anticipated to commence during the fourth quarter of 2011.

Upon closing of the transaction, we plan to deconsolidate our operations in Russia and account for Ford Sollers as an equity method investee.

At June 30, 2011, we classified the assets and liabilities of our operations in Russia as held for sale on our balance sheet and suspended depreciation and amortization on those assets. The assets and liabilities of our operations in Russia that are classified as held for sale are summarized as follows (in millions):

June 30, 2011
Assets
Cash and cash equivalents	$9
Receivables	48
Inventories	106
Net property	240
Other assets	16
Total assets of held-for-sale operations	$419
Liabilities
Trade payables	$98
Other payables	6
Accrued liabilities	25
Total liabilities of held-for-sale operations	$129

Dispositions

ACH. On June 1, 2011, ACH completed the legal sale of its blow-molded fuel tank business presently located at its Milan plant to Inergy Automotive Systems. As a result of the terms of the arrangement, the value of the property remains on our balance sheet and is being amortized over the term of the new supply agreement.

Volvo. On August 2, 2010, we completed the sale of Volvo and related assets. As agreed, Volvo will retain or acquire certain assets presently used by Volvo, consisting principally of ownership of, or licenses to use, certain intellectual property. During the first quarter of 2011, the final true-up of the purchase price was adjusted upward by $9 million, lowering our pre-tax loss on the sale to $14 million. This favorable adjustment increased our previously-recorded receivable of $126 million to $135 million, which was received in April 2011.

Acquisitions

CPF. On March 15, 2011, we acquired the remaining interest in CPF, formerly Tekfor Cologne GmbH. CPF was a 50/50 joint venture with Neumayer Tekfor GmbH, which was previously consolidated as a variable interest entity. For additional discussion on the CPF acquisition, see Note 8.

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

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, we issued warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share. On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us. In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock. We received no proceeds from the offering. All warrants are fully exercisable and expire January 1, 2013. The net dilutive effect for warrants, shown below, includes approximately 134 million and 145 million dilutive shares for second quarter 2011 and first half 2011, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of June 30, 2011.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$2,398	$2,599	$4,949	$4,684
Effect of dilutive 2016 Convertible Notes (a)	14	47	28	93
Effect of dilutive 2036 Convertible Notes (a)	—	10	1	20
Effect of dilutive UAW VEBA Note B (a) (b)	—	91	—	182
Effect of dilutive Trust Preferred Securities (a) (c)	—	46	36	91
Diluted income/(loss) from continuing operations	$2,412	$2,793	$5,014	$5,070

Basic and Diluted Shares
Average shares outstanding	3,799	3,412	3,785	3,389
Restricted and uncommitted-ESOP shares	—	(1)	—	(1)
Basic shares	3,799	3,411	3,785	3,388
Net dilutive options, warrants, and restricted and uncommitted-ESOP shares	205	198	234	202
Dilutive 2016 Convertible Notes	95	309	95	309
Dilutive 2036 Convertible Notes	3	63	3	63
Dilutive UAW VEBA Note B (b)	—	466	—	465
Dilutive Trust Preferred Securities (c)	—	163	66	163
Diluted shares	4,102	4,610	4,183	4,590
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)	On October 29, 2010 we prepaid the full amount of our Note B obligation to the UAW VEBA Trust in cash.

(c)
On March 15, 2011, the Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed and, as a result, for purposes of dilution effect, the year-to-date average shares outstanding will reflect the Common Stock underlying the Trust Preferred Securities only through March 15. However, the quarterly dilution calculation for the remaining quarters of 2011 will not include the underlying Common Stock as the Trust Preferred Securities have been redeemed.

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into various derivatives contracts:

•	Foreign currency exchange contracts, including forwards and options, that are used to manage foreign exchange exposure;

•	Commodity contracts, including forwards and options, that are used to manage commodity price risk;

•	Interest rate contracts including swaps, caps, and floors that are used to manage the effects of interest rate fluctuations; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

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

We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated are documented and the relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

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

Cash Flow Hedges. Our Automotive sector has designated certain forward contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange risk.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. The ineffective portion is reported currently in Automotive cost of sales. Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales. If it becomes probable that the originally-forecasted transaction will not occur, the related amount also is reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings. Our cash flow hedges mature in two years or less.

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

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI" ) to income and/or recognized directly in income (in millions):

	Second Quarter 2011			First Half 2011
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$69	$42	$2	$194	$36	$2
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts - operating exposures			$4			$13
Commodity contracts			(27)			(12)
Other – warrants			1			1
Total			$(22)			$2

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$67			$133
Ineffectiveness (a)			2			(16)
Total			$69			$117
Derivatives not designated as hedging instruments:
Interest rate contracts			$4			$(4)
Foreign currency exchange contracts			(74)			(62)
Cross-currency interest rate swap contracts			(17)			(31)
Other (b)			2			2
Total			$(85)			$(95)
 __________
(a) For the second quarter and first half of 2011, hedge ineffectiveness reflects change in fair value on derivatives of $134 million gain and $46 million gain, respectively, and change in fair value on hedged debt of $132 million loss and $62 million loss, respectively.
(b) Reflects gains/(losses) for derivative features included in the FUEL notes (see Note 3).

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Second Quarter 2010			First Half 2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$(46)	$(10)	$—	$(51)	$(13)	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts - operating exposures			$(45)			$(200)
Commodity contracts			(12)			(15)
Other – warrants			—			1
Total			$(57)			$(214)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$52			$105
Ineffectiveness *			2			—
Total			$54			$105
Derivatives not designated as hedging instruments:
Interest rate contracts			$2			$31
Foreign currency exchange contracts			(10)			(90)
Cross-currency interest rate swap contracts			96			88
Total			$88			$29
 __________
*    For the second quarter and first half of 2010, hedge ineffectiveness reflects change in fair value on derivatives of $112 million gain and $155 million gain, respectively, and change in fair value on hedged debt of $110 million loss and $155 million loss, respectively.

For our Financial Services sector, net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals on fair value hedges in Interest expense on our consolidated statement of operations, with the exception of foreign currency revaluation on accrued interest, which is reported in Selling, administrative, and other expenses. Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net. Gains and losses on foreign exchange and cross-currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2011
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$6,260	$215	$72

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	2,631	92	78
Commodity contracts	2,224	24	46
Other – warrants	12	6	—
Total derivatives not designated as hedging instruments	4,867	122	124

Total Automotive sector derivative instruments	$11,127	$337	$196

Financial Services Sector
Fair value hedges:
Interest rate contracts	$7,850	$260	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	63,604	660	205
Foreign currency exchange contracts	7,637	64	66
Cross-currency interest rate swap contracts	1,114	—	42
Other *	2,500	75	—
Total derivatives not designated as hedging instruments	74,855	799	313

Total Financial Services sector derivative instruments	$82,705	$1,059	$313
 __________
*    Represents derivative features included in the FUEL notes (see Note 3).

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	December 31, 2010
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$664	$8	$15

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	2,167	50	78
Commodity contracts	846	69	6
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	3,025	124	84

Total Automotive sector derivative instruments	$3,689	$132	$99

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments:
Interest rate contracts	52,999	709	322
Foreign currency exchange contracts	3,835	24	73
Cross-currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	58,306	758	584

Total Financial Services sector derivative instruments	$67,132	$1,261	$591

On our consolidated balance sheet, Automotive and Financial Services sectors report derivative assets in Other assets.  Derivative liabilities are reported in Payables for our Automotive sector and in Accrued liabilities and deferred revenue for our Financial Services sector.

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on June 30, 2011 was $1.4 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at June 30, 2011 and December 31, 2010, our net adjustment reduced derivative assets and derivative liabilities by less than $1 million, respectively. For our Financial Services sector, at June 30, 2011 and
December 31, 2010, our adjustment increased derivative assets by $3 million and reduced derivative assets by $10 million, respectively, and reduced derivative liabilities by $3 million and $4 million, respectively. See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. We posted $0 and $11 million as of June 30, 2011 and December 31, 2010, respectively, which is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION

We show special items as a separate reconciling item to reconcile segment results to consolidated results. These special items include (i) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (ii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our presentation reflects the fact that management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources.

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
SECOND QUARTER 2011
Revenues
External customer	$19,446	$2,931	$9,000	$2,099	$—	$—	$33,476
Intersegment	36	—	279	—	—	—	315
Income
Income/(Loss) before income taxes	1,908	267	176	1	(76)	(272)	2,004
Total assets at June 30	31,106	7,207	24,841	6,099	—	—	69,253

SECOND QUARTER 2010
Revenues
External customer	$16,908	$2,620	$7,549	$1,802	$—	$3,685	$32,564
Intersegment	129	—	204	—	—	1	334
Income
Income/(Loss) before income taxes	1,898	285	322	113	(551)	(95)	1,972
Total assets at June 30 *							75,801
__________
*    Total assets by operating segment not available.

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
SECOND QUARTER 2011
Revenues
External customer	$1,967	$84	$—	$—	$2,051	$—	$35,527
Intersegment	156	2	—	—	158	(473)	—
Income
Income/(Loss) before income taxes	604	(2)	—	—	602	—	2,606
Total assets at June 30	100,335	9,121	—	(7,379)	102,077	(3,244)	168,086

SECOND QUARTER 2010
Revenues
External customer	$2,427	$76	$—	$—	$2,503	$—	$35,067
Intersegment	116	4	—	—	120	(454)	—
Income
Income/(Loss) before income taxes	888	(13)	—	—	875	—	2,847
Total assets at June 30	108,088	8,295	—	(6,767)	109,616	(5,667)	179,750
__________
*    Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
FIRST HALF 2011
Revenues
External customer	$37,403	$5,250	$17,705	$4,156	$—	$—	$64,514
Intersegment	137	—	517	—	—	—	654
Income
Income/(Loss) before income taxes	3,752	477	469	34	(325)	(333)	4,074
Total assets at June 30	31,106	7,207	24,841	6,099	—	—	69,253

FIRST HALF 2010
Revenues
External customer	$31,040	$4,634	$15,196	$3,380	$—	$7,208	$61,458
Intersegment	330	—	371	—	—	12	713
Income
Income/(Loss) before income taxes	3,151	488	429	136	(942)	30	3,292
Total assets at June 30 *							75,801
__________
*    Total assets by operating segment not available.

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
FIRST HALF 2011
Revenues
External customer	$3,962	$165	$—	$—	$4,127	$—	$68,641
Intersegment	288	3	—	—	291	(945)	—
Income
Income/(Loss) before income taxes	1,317	(9)	—	—	1,308	—	5,382
Total assets at June 30	100,335	9,121	—	(7,379)	102,077	(3,244)	168,086

FIRST HALF 2010
Revenues
External customer	$5,021	$154	$—	$—	$5,175	$—	$66,633
Intersegment	246	7	—	—	253	(966)	—
Income
Income/(Loss) before income taxes	1,716	(26)	—	—	1,690	—	4,982
Total assets at June 30	108,088	8,295	—	(6,767)	109,616	(5,667)	179,750
__________
*    Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES

Guarantees

At June 30, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

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

	June 30, 2011	December 31, 2010
Maximum potential payments	$481	$500
Carrying value of recorded liabilities related to guarantees	40	43

We regularly review our performance risk under these guarantees, which has resulted in no changes to our initial valuations.

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

Litigation and Claims

Various legal actions, proceedings and claims are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions and fuel economy or other matters; government incentives; tax matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these legal actions, proceedings and claims is difficult to estimate. Many legal matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum. To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.

In evaluating for accrual and disclosure purposes matters filed against us, we take into consideration factors such as our historical experience with claims of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For the majority of cases, which generally arise out of alleged defects in our products, we establish an accrual based on our extensive historical experience with similar claims, and we do not believe that there is a reasonably possible outcome materially in excess of our accrual.

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES (Continued)

For the remaining cases, where our historical experience with similar claims is of more limited value (i.e., "non-pattern cases"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern cases, we evaluate whether there is a reasonable possibility of material loss in excess of any accrual. We currently estimate this aggregate risk of reasonably possible material loss in excess of our accruals to be a range of up to about $2.7 billion. Our estimate includes matters in which an adverse judgment has been entered against the Company that we believe is unlikely to be upheld on appeal.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	First Half
	2011	2010
Beginning balance	$2,646	$3,147
Payments made during the period	(1,020)	(1,116)
Changes in accrual related to warranties issued during the period	894	954
Changes in accrual related to pre-existing warranties	91	95
Foreign currency translation and other	63	(122)
Ending balance	$2,674	$2,958

Excluded from the table above are costs accrued for product recalls and customer satisfaction actions.

Item 1. Financial Statements (Continued)

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	2011			2010
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(673)	$31	$(642)	$(7,820)	$38	$(7,782)
Total comprehensive income/(loss)
Net income/(loss)	2,551	5	2,556	2,085	—	2,085
Other comprehensive income/(loss):
Foreign currency translation	590	(2)	588	(489)	—	(489)
Net gain/(loss) on derivative instruments	117	—	117	(1)	—	(1)
Employee benefit-related	(78)	—	(78)	157	—	157
Net holding gain/(loss)	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss)	629	(2)	627	(335)	—	(335)
Total comprehensive income/(loss)	3,180	3	3,183	1,750	—	1,750
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	(80)	—	(80)	596	—	596
Dividends	—	—	—	—	—	—
Other	(1)	5	4	(1)	—	(1)
Ending balance, March 31	$2,426	$39	$2,465	$(5,475)	$38	$(5,437)

Beginning balance, April 1	$2,426	$39	$2,465	$(5,475)	$38	$(5,437)
Total comprehensive income/(loss)
Net income/(loss)	2,398	2	2,400	2,599	(3)	2,596
Other comprehensive income/(loss):
Foreign currency translation	248	—	248	(1,240)	—	(1,240)
Net gain/(loss) on derivative instruments	17	—	17	(28)	—	(28)
Employee benefit-related	183	—	183	190	—	190
Net holding gain/(loss)	—	—	—	—	—	—
Total other comprehensive income/(loss)	448	—	448	(1,078)	—	(1,078)
Total comprehensive income/(loss)	2,846	2	2,848	1,521	(3)	1,518
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	39	—	39	377	—	377
Dividends	—	—	—	—	(2)	(2)
Other	(2)	—	(2)	3	—	3
Ending balance, June 30	$5,309	$41	$5,350	$(3,574)	$33	$(3,541)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS

TOTAL COMPANY

Our worldwide net income attributable to Ford Motor Company was $2.4 billion or $0.59 per share of Common and Class B Stock in the second quarter of 2011, a decrease of $201 million from net income attributable to Ford Motor Company of $2.6 billion or $0.61 per share of Common and Class B Stock in the second quarter 2010. Our worldwide net income attributable to Ford Motor Company was $4.9 billion or $1.20 per share of Common and Class B Stock in the first half of 2011, an increase of $265 million from net income attributable to Ford Motor Company of $4.7 billion or $1.10 per share of Common and Class B Stock in the first half of 2010.

Total Company results are shown below:

	Second Quarter		First Half
	2011	Better/(Worse) 2010	2011	Better/(Worse) 2010
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income/(Loss)
Pre-tax results (excl. special items)	$2,878	$(64)	$5,715	$763
Special items	(272)	(177)	(333)	(363)
Pre-tax results (incl. special items)	2,606	(241)	5,382	400
Provision for/(Benefit from) income taxes	(206)	45	(426)	(125)
Net income/(loss)	2,400	(196)	4,956	275
Less: Income/(Loss) attributable to noncontrolling interests	2	5	7	10
Net income/(loss) attributable to Ford	$2,398	$(201)	$4,949	$265

Automotive Gross Cash (Bils.)	$22.0	$0.1	$22.0	$0.1

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

The following table details Automotive sector special items in each category:

	Second Quarter		First Half
	2011	2010	2011	2010
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items:
Personnel-reduction programs	$(110)	$(27)	$(132)	$(113)
Mercury discontinuation/Other dealer actions	(61)	(232)	(62)	(247)
Job Security Benefits/Other	5	30	4	68
Total Personnel and Dealer-Related Items	(166)	(229)	(190)	(292)
Other Items:
Belgium pension settlement	(104)	—	(104)	—
Trust Preferred redemption	—	—	(60)	—
Sale of Volvo and related items *	3	94	9	282
Gain on debt reduction actions	—	40	—	40
Other (incl. foreign currency translation adjustment)	(5)	—	12	—
Total Other Items	(106)	134	(143)	322
Total	$(272)	$(95)	$(333)	$30
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Provision for/(Benefit from) income taxes is a tax benefit of $33 million for the second quarter of 2011 and a tax provision of $10 million for the second quarter of 2010, and tax benefits of $33 million and $189 million for the first half of 2011 and 2010, respectively, that we consider to be special items. These primarily consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax laws on deferred tax balances, and changes in our assessment of the need for a valuation allowance in each jurisdiction.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and total Automotive sector results and total Financial Services sector results exclude special items unless otherwise specifically noted.

The chart below details second quarter 2011 pre-tax operating profit by sector:

TOTAL COMPANY
2011 SECOND QUARTER PRE-TAX RESULTS

Millions
$2,878
$2,276
Ford Credit $604
Other (2)
$602
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2010 2Q	$(64)	$209	$(273)
B / (W) 2011 1Q	41	145	(104)

As shown in the memo above, total Company pre-tax operating profit decreased by $64 million compared with a year ago, although Automotive results improved by 10%.

AUTOMOTIVE SECTOR

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector (excluding special items) and reportable segments using the causal factors listed below, with revenue and cost variances calculated at present-year volume and mix and exchange:

•
Volume and mix: Primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line.

•
Net pricing: Primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers.

•
Contribution costs: Primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs, warranty expense, and freight and duty costs.

•
Other costs: Primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume - mainly structural costs, such as labor costs including pension and health care ("manufacturing and engineering" and "pension/OPEB"), other costs related to development and manufacture of our vehicles ("overhead"), amortization and depreciation ("spending-related"), and advertising and sales promotions.

•
Exchange: Primarily measures profit variance driven by one or more of the following: (i) impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) effect of remeasuring income, assets and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) results of our foreign currency hedging activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Net interest and other: Primarily measures profit variance driven by changes in our Automotive sector's centrally-managed net interest (primarily interest expense, interest income, and other adjustments) and related fair value market adjustments in our investment portfolio and marketable securities as well as other items not included in the causal factors defined above.

We are investing for future growth and are focused on developing outstanding products with segment-leading quality, safety, fuel economy, and technology. We are investing in emerging economies to increase our participation and build the strength of our brand around the world. While these actions and investments are increasing costs in the short term, in line with our plan, they also are driving higher volumes and more favorable transaction prices, which in turn are resulting in higher revenues as shown in the chart below.

Total Automotive. The charts below detail second quarter key metrics for our total Automotive business, and the change in second quarter 2011 pre-tax operating profit compared with second quarter 2010 by causal factor. Automotive operating margin is defined as Automotive pre-tax operating profit, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2011 SECOND QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
1,418
1,519
2010
2011
Revenue (Bils.)
$28.8
$33.5
2010
2011
Pre-Tax Results (Mils.)
$2,067
$2,276
2010
2011
Operating Margin (Pct.)
9.1%
7.0%
2010
2011

Memo:								
First Half	2,671	2,922	$54.2	$64.5	$3,262	$4,407	7.8%	7.3%

AUTOMOTIVE SECTOR
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Billions
$0.2
$2.1
$2.3
$0.4
$1.1
$(1.0)
$(0.6)
$(0.1)
$0.4
Pricing $0.7
Incentives 0.4
Mfg. / Engineering $(0.3)
Advert. & Sales Promo. (0.1)
Overhead / Other (0.2)
Total Structural Costs $(0.6)
All Other $ -
Industry $ 0.4
Market Share 0.2
Stocks (0.1)
Mix / Other (0.1)
Commodities $(0.5)
Material Excl. Commod. (0.4)
Warranty / Freight (0.1)
Net Interest $ 0.4
Fair Mkt. Value / Other -
2010 2Q
2011 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Net Interest / Other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As shown above, wholesales, revenue and pre-tax operating results improved in the second quarter of 2011 compared with the prior year. The decline in operating margin largely can be explained by higher commodities cost. The margin impact of cost increases in other areas (i.e., costs associated with new products recently launched or to be launched later this year, higher volumes compared with last year, and investments for future products and growth) was more than offset by higher net pricing and volume effects.

Total Automotive pre-tax operating profit was $2.3 billion, an increase of $209 million compared with a year ago. The improvement was driven by higher net pricing at each of our Automotive operations, favorable volume and mix in North America, and lower interest expense net of interest income, which improved due to debt repayments made since the beginning of the second quarter of 2010. Contribution costs, which include material costs, warranty expense, and freight and duty costs, increased, with about half of the increase due to commodities cost. Material excluding commodities also increased, reflecting added content, technology, and features for our new products, offset partially by material cost reductions from our suppliers. Other costs also increased, primarily explained by structural costs. About three-quarters of this increase reflects manufacturing, engineering, and advertising and sales promotion costs to support our higher volumes, product launches, future growth, and brand-building initiatives.

As shown in the memo of the chart above, for the first half of 2011, Automotive wholesales, revenue, and pre-tax operating profit were higher compared with a year ago. The decline in operating margin was more than explained by higher commodities cost. The increase in pre-tax operating profit for the first half of 2011 primarily was explained by higher net pricing and favorable volume and mix, offset partially by higher cost.

Total costs and expenses for our Automotive sector for second quarter of 2011 and 2010 was $31.6 billion and $30.3 billion, respectively, a difference of $1.3 billion. Total costs and expenses for our Automotive sector for the first half of 2011 and 2010 was $60.5 billion and $57.6 billion, respectively, a difference of $2.9 billion. An explanation of the second quarter and first half of 2011 change as reconciled to our income statement is shown below (in billions):

	2011 Better/(Worse) 2010
	Second Quarter	First Half
Explanation of Change:
Volume and Mix, Exchange, and Other	$(3.2)	$(7.2)
Contribution Costs (a)
Commodity Costs	(0.5)	(0.8)
Material Costs Excluding Commodity Costs	(0.4)	(0.7)
Warranty / Freight	(0.1)	(0.2)
Other Costs (a)
Structural Costs	(0.6)	(1.0)
Other	—	0.1
Special Items (b)	3.5	6.9
Total	$(1.3)	$(2.9)
_________

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for the second quarter of 2011.

AUTOMOTIVE SECTOR
2011 SECOND QUARTER PRE-TAX RESULTS

Millions
$2,276
$1,908
$267
$176
$1
$(76)
Net Interest $(88)
Fair Market Value Adj. 12
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2010 2Q	$209	$10	$(18)	$(146)	$(112)	$475
B / (W) 2011 1Q	145	64	57	(117)	(32)	173

Total Automotive pre-tax operating profit of $2.3 billion was led by Ford North America, with our remaining Automotive operations also profitable. In the second quarter, the Other Automotive loss was $76 million, an improvement of $475 million from a year ago. This improvement primarily reflects lower interest expense from significant debt reduction actions. For the first half, our interest expense, net of interest income, was about $700 million lower than the same period last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail second quarter key metrics and the change in second quarter 2011 pre-tax operating profit compared with second quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 SECOND QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
659
736
2010
2011
Revenue (Bils.)
$16.9
$19.5
2010
2011
Pre-Tax Results (Mils.)
$1,898
$1,908
2010
2011
Operating Margin (Pct.)
11.2%
9.8%
2010
2011

Memo:

	Wholesales 2010	Wholesales 2011	Revenue 2010	Revenue 2011	Pre-Tax 2010	Pre-Tax 2011	Margin 2010	Margin 2011
First Half	1,206	1,351	$31.0	$37.4	$3,151	$3,752	10.2%	10.0%

	2010	2011
Second Quarter (U.S. Market)		
U.S. Industry SAAR (Mils.)	11.5	12.4
U.S. Market Share	16.9%	17.3%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Billions
$ -
$1.9
$1.9
U.S. Industry $ 0.3
U.S. Share 0.1
U.S. Stocks 0.2
Mix / Other (0.2)
Pricing $0.4
Incentives 0.5
$0.4
$0.9
Mfg. / Engineering $(0.2)
Overhead / Other (0.1)
Total Structural Costs $(0.3)
All Other $(0.1)
$ -
$(0.1)
$(0.4)
Commodities $(0.3)
Material Excl. Commod. (0.4)
Warranty / Freight (0.1)
$(0.8)
2010 2Q
2011 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

B / (W) Than 2011 1Q	$0.1	$0.6	$0.1	$(0.2)	$(0.7)	$0.1	$0.2

As shown above, wholesales, revenue and pre-tax operating results improved in second quarter 2011 compared with the prior year. Lower operating margin was more than explained by higher commodity costs.

Ford North America reported a pre-tax operating profit of $1.9 billion, essentially unchanged from a year ago. Favorable volume and mix was more than explained by higher U.S. industry volume, favorable dealer stock changes, and higher U.S. market share. Dealer stocks increased during the second quarter in line with higher sales volume, compared to unchanged stocks in the same period last year. The increase in net pricing reflects the strength of our brand and products, a disciplined approach to incentive spending, our ongoing practice to match production to customer demand, and a generally supply-constrained environment. The increase in contribution costs reflects material excluding commodities - mainly new costs associated with our new products - and higher commodities cost. The increase in other costs primarily reflects structural costs associated with higher volumes, pension and other benefit costs, and investments in future products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail second quarter key metrics and the change in second quarter 2011 pre-tax operating profit compared with second quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 SECOND QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
130
135
Revenue (Bils.)
$2.6
$2.9
Pre-Tax Results (Mils.)
$285
$267
Operating Margin (Pct.)
11.0%
9.1%
2010
2011
2010
2011
2010
2011
2010
2011

Memo:	2010	2011	2010	2011	2010	2011	2010	2011
First Half	231	249	$4.6	$5.2	$488	$477	10.6%	9.1%
Second Quarter								
Industry SAAR (Mils.)*	4.5	5.4						
Market Share*	9.5%	9.5%						

* South America industry SAAR and market share are based, in part, on estimated vehicle sales for our six major markets in that region

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$(18)
$285
$267
Industry $ 88
Share (19)
Stock (70)
Mix / Other (7)
Pricing $201
Incentives (58)
$143
Mfg. / Engineering $ 6
Advert. & Sales Promo. (11)
Overhead / Other (61)
Total Structural Costs $(66)
All Other $ -
$5
$1
$(8)
Commodities $(93)
Material Excl. Commod. (1)
Warranty / Freight 1
$(93)
$(66)
2010 2Q
2011 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

B / (W) Than 2011 1Q	$57	$73	$33	$(51)	$(70)	$35	$37

As shown above, wholesales and revenue improved in second quarter 2011 compared with the prior year. Lower operating margin was more than explained by higher commodities cost. Ford South America reported a pre-tax operating profit of $267 million, a decrease of $18 million from a year ago. Net pricing was higher, but was more than offset by higher commodities cost and increased structural costs due to local inflation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail second quarter key metrics and the change in second quarter 2011 pre-tax operating profit compared with second quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2011 SECOND QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)*
420
422
2010
2011
Revenue (Bils.)
$7.5
$9.0
2010
2011
Pre-Tax Results (Mils.)
$322
$176
2010
2011
Operating Margin (Pct.)
4.3%
2.0%
2010
2011

Memo:								
First Half	**836**	**854**	**$15.2**	**$17.7**	**$429**	**$469**	**2.8%**	**2.6%**
Second Quarter								
Industry SAAR (Mils.)**	**14.9**	**14.9**						
Market Share**	**7.9%**	**8.3%**						

* Includes Ford brand vehicles sold in Turkey by our unconsolidated affiliate, although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle sales for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$322
$(146)
$176
Industry $ 48
Share 93
Stocks (184)
Mix / Other 28
$(15)
Pricing $90
Incentives 12
$102
Commodities $(103)
Material Excl. Commod. 4
Warranty / Freight 20
$(79)
Mfg. / Engineering $(60)
Advert. & Sales Promo. (43)
Overhead / Other 20
Total Structural Costs $(83)
All Other $ 13
$(70)
$(32)
$(52)
2010 2Q
2011 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Costs
Exchange
Other

B / (W) Than 2011 1Q	$(117)	$(78)	$76	$31	$(42)	$(24)	$(80)

As shown above, wholesales were about the same and revenue improved in second quarter 2011 compared with the prior year. Lower operating margin primarily reflects higher commodities and other costs, including investment in our brand and future products. Ford Europe reported a pre-tax operating profit of $176 million, a decrease of $146 million from a year ago. Unfavorable volume and mix was more than explained by unfavorable stock changes. During second quarter 2010, dealer stocks increased as inventories were replenished following the end of government scrappage programs; this year, stocks declined during the quarter. The increase in net pricing mainly reflects the new Focus and C-MAX models. Higher costs reflect increased commodities cost and other costs, more than explained by higher structural costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail second quarter key metrics and the change in second quarter 2011 pre-tax operating profit compared with second quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 SECOND QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)*
209
226
2010
2011
Revenue (Bils.)
$1.8
$2.1
2010
2011
Pre-Tax Results (Mils.)
$113
$1
2010
2011
Operating Margin (Pct.)
6.3%
- %
2010
2011

Memo:	2010	2011	2010	2011	2010	2011	2010	2011
First Half	398	468	$3.4	$4.2	$136	$34	4.0%	0.8%
Second Quarter								
Industry SAAR (Mils.)**	28.8	27.8						
Market Share**	2.4%	2.9%						

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles sold in China by unconsolidated affiliates, although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for our 12 major markets we track; market share includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$113
$(112)
$1
Industry $(22)
Share 34
Stocks (13)
Mix / Other (28)
$(29)
$20
Commodities $(16)
Material Excl. Commod. 1
Warranty / Freight (7)
$(22)
Mfg. / Engineering $(58)
Advert. & Sales Promo. (15)
Overhead / Other (19)
Total Structural Costs $(92)
All Other $ 2
$(90)
$(14)
$23
2010 2Q
2011 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

Memo:							
B / (W) Than 2011 1Q	$(32)	$(18)	$34	$(22)	$(84)	$15	$43

As shown above, wholesales and revenue improved in second quarter 2011 compared with the prior year. Lower operating margin primarily reflects higher structural costs as we invest for future growth, as well as unfavorable product-line and market mix. Ford Asia Pacific Africa reported a pre-tax operating profit of $1 million, a decrease of $112 million from a year ago. The lower profit primarily reflects higher costs, which include investments we are making to grow across markets in the region, as well as unfavorable product-line and market mix.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments: Ford Credit and Other Financial Services.

Ford Credit. The chart below details the change in second quarter 2011 Ford Credit pre-tax operating profit compared with second quarter 2010 by causal factor:

FINANCIAL SERVICES SECTOR -- FORD CREDIT
2011 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$(284)
$888
$604
$(20)
$40
$(130)
$(125)
$(49)
2010 2Q
2011 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2010 2Q	2011 2Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:							
B / (W) 2011 1Q		**$(109)**	**$15**	**$(5)**	**$(40)**	**$25**	**$(104)**
Managed Receivables (Bils.)	**$87**	**$86**

Second quarter Ford Credit pre-tax operating profit was $604 million, a decrease of $284 million from second quarter 2010. In line with our expectations, the results reflect primarily lower credit loss reserve reductions and the non-recurrence of lower lease depreciation expense of the same magnitude as 2010. Ford Credit pre-tax operating profit was $1.3 billion in the first half of 2011, compared with earnings of $1.7 billion a year ago. In the first half of 2011, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's finance receivables and operating leases are shown below (in billions):

	June 30, 2011	December 31, 2010	2011 Over/(Under) 2010
Receivables
Finance receivables
Consumer
Retail installment and direct financing leases	$49.1	$49.7	$(0.6)
Non-Consumer
Wholesale	24.6	22.0	2.6
Dealer Loan and other	2.6	2.3	0.3
Unearned interest supplements	(1.9)	(1.9)	—
Allowance for credit losses	(0.6)	(0.8)	0.2
Finance receivables, net	73.8	71.3	2.5
Net investment in operating leases	10.2	10.0	0.2
Total receivables (a) (b)	$84.0	$81.3	$2.7
Memo:
Total managed receivables (c)	$85.9	$83.2	$2.7
__________

(a)
At June 30, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $37.6 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.8 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in Ford Credit's consolidated financial statements. In addition, at June 30, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $3.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in Ford Credit's financial statements. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on Ford Credit's securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of Ford Credit's 10-K Report and Note 6 of its Notes to the Financial Statements for the period ended December 31, 2010.

(b)	Includes allowance for credit losses of $673 million and $854 million at June 30, 2011 and December 31, 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables of $1.9 billion at June 30, 2011 and December 31, 2010.

The increase in receivables from year-end 2010 primarily reflects changes in currency exchange rates. At June 30, 2011, the Jaguar, Land Rover, Mazda, and Volvo financing portfolio represented about 3% of Ford Credit's managed receivables. In addition, the Mercury financing portfolio represented about 2% of Ford Credit's managed receivables at June 30, 2011. These percentages will decline over time.

The following table shows Ford Credit's worldwide charge-offs (credit losses, net of recoveries) for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	Second Quarter		First Half
	2011	2010	2011	2010
Charge-offs (in millions)	$49	$86	$104	$219
Loss-to-receivables ratio	0.23%	0.39%	0.25%	0.49%

In the second quarter of 2011 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower repossessions, offset partially by lower recoveries in the United States. In the first half of 2011 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is Ford Credit's allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for its portfolio:

	June 30, 2011	December 31, 2010	2011 Over/(Under) 2010
Allowance for credit losses (in millions)	$673	$854	$(181)
Allowance as a percentage of end-of-period receivables	0.78%	1.02%	(0.24)	pts.

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Ford Credit's allowance for credit losses has decreased from December 31, 2010, primarily reflecting the decrease in charge-offs.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2011 and December 31, 2010, Ford Credit classified between 5% - 6% of its outstanding U.S. retail finance and lease contracts in its serviced portfolio as high risk at contract inception.

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

The following table shows operating lease placement, termination, and return volumes for Ford Credit's North America operations, which accounted for about 96% of its total investment in operating leases at June 30, 2011 (in thousands, except for percentages):

	Second Quarter		First Half
	2011	2010	2011	2010
Placements	55	32	106	61
Terminations	76	125	149	222
Returns	44	88	90	160

Memo:
Return rates	58%	70%	61%	72%

The increase in placement volumes in the second quarter of 2011 primarily reflects higher industry sales and changes in Ford's marketing programs. The decrease in termination volumes primarily reflects lower placement volumes in 2009. The decrease in return volumes primarily reflects lower terminations and lower return rates, consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase. In the first half of 2011, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln, and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for Ford Credit's Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant second quarter 2011 vehicle mix for 36-month lease terms returned in the second quarter (in thousands, except for percentages):

	Second Quarter		First Half
	2011	2010	2011	2010
Returns
24-Month term	—	13	—	29
36-Month term	12	20	29	39
39-Month term	13	13	26	22
Total returns	25	46	55	90

Memo:
Return rates	55%	65%	59%	68%

Auction Values at Constant Second Quarter 2011 Vehicle Mix
36-Month term	$16,765	$15,695	$16,375	$15,395

In second quarter 2011, Ford, Lincoln and Mercury brand U.S. return volumes were lower compared with the same period a year ago, primarily reflecting lower terminations and a lower return rate consistent with improved auction values relative to Ford Credit's expectations of lease-end values at the time of contract purchase. The increase in auction values at constant second quarter 2011 mix primarily reflects the overall auction value improvement in the used vehicle market.

Recent lease placement trends have resulted in a much lower mix of 24-month contracts within Ford Credit's return volume. Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

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

Gross Cash. Automotive gross cash includes cash and cash equivalents and net marketable securities. Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$9.8	$12.6	$6.3	$8.7
Marketable securities (a)	12.2	8.8	14.2	13.2
Total cash, marketable securities and loaned securities	22.0	21.4	20.5	21.9
Securities-in-transit (b)	—	(0.1)	—	—
Gross cash	$22.0	$21.3	$20.5	$21.9
__________

(a)
Included in 2011 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $201 million, the estimated fair value of which is $200 million.  Also included are Mazda marketable securities with a fair value of $164 million.  For similar data points for the other periods listed here, see our prior-period financial reports.

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

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other - primarily financing-related). Our key liquidity metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, Automotive gross cash, and Automotive liquidity, summarized below (in billions):

	June 30, 2011	December 31, 2010
Gross cash	$22.0	$20.5
Available credit lines:
Secured credit facility, unutilized portion	9.4	6.9
Local lines available to foreign affiliates, unutilized portion	0.8	0.5
Automotive liquidity	$32.2	$27.9

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

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2011	2010 (a)	2011	2010 (a)
Gross cash at end of period	$22.0	$21.9	$22.0	$21.9
Gross cash at beginning of period	21.3	25.3	20.5	24.9
Total change in gross cash	$0.7	$(3.4)	$1.5	$(3.0)

Automotive income/(loss) before income taxes (excluding special items)	$2.3	$2.1	$4.4	$3.3
Capital expenditures	(1.1)	(1.0)	(2.0)	(1.9)
Depreciation and special tools amortization	0.9	1.0	1.8	1.9
Changes in receivables, inventory and trade payables	—	0.5	1.5	0.1
Other / timing differences (b)	0.3	0.3	(1.0)	(0.3)
Subvention payments to Ford Credit (c)	(0.1)	(0.3)	(0.2)	(0.6)
Total operating-related cash flows	2.3	2.6	4.5	2.5

Cash impact of personnel-reduction programs accrual	(0.1)	(0.1)	(0.1)	(0.2)
Net receipts from Financial Services sector (d)	1.0	—	2.3	0.5
Other	0.4	(0.2)	0.5	(0.8)
Cash flow before other actions	3.6	2.3	7.2	2.0

Net proceeds from/(Payments on) Automotive sector debt	(2.6)	(5.6)	(5.1)	(5.1)
Contributions to funded pension plans	(0.5)	(0.4)	(0.8)	(0.7)
Proceeds from the sale of Volvo/Other	0.2	0.3	0.2	0.8
Total change in gross cash	$0.7	$(3.4)	$1.5	$(3.0)
__________

(a)	Except as noted, Volvo's 2010 cash flows are excluded from each line item of this table and included in Other.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors such as the impact of tax payments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

With respect to "Changes in receivables, inventory and trade payables," in general we carry relatively low trade receivables compared to our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced. In addition, our inventories are lean because we build to order, not for inventory. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. In addition, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the second quarter and first half of 2011 and 2010 (in billions):

	Second Quarter		First Half
	2011	2010 (a)	2011	2010 (a)
Cash flows from operating activities of continuing operations (b) (c)	$2.7	$3.0	$5.7	$3.0
Items included in operating-related cash flows
Capital expenditures	(1.1)	(1.0)	(2.0)	(1.9)
Proceeds from the exercise of stock options	—	—	0.1	0.1
Net cash flows from non-designated derivatives	0.1	(0.1)	0.1	(0.2)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.1	0.1	0.1	0.2
Contributions to funded pension plans	0.5	0.4	0.8	0.7
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.4)	—
Other (b)	—	0.2	0.1	0.6
Operating-related cash flows	$2.3	$2.6	$4.5	$2.5
__________

(a)	Except as noted (see footnote (b) below), 2010 data exclude Volvo.

(b)	2010 includes Volvo.

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

Secured Credit Agreement. At June 30, 2011, commitments under the revolving credit facility of our Credit Agreement totaled $9.8 billion, with $886 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013. During the first quarter of 2011, we increased our revolving credit facility maturing in 2013 by $1.7 billion. During the second quarter of 2011 we fully repaid the outstanding balance under the revolving credit facility. At June 30, 2011, the utilized portion of the revolving credit facilities was $330 million, representing amounts utilized as letters of credit.

In addition, during the second quarter of 2011 we repaid $2.3 billion (including a $2.2 billion pre-payment) of the term loans outstanding under the Credit Agreement. As of June 30, 2011, term loans outstanding under the Credit Agreement totaled $1.8 billion.

Other Automotive Credit Facilities. At June 30, 2011, we had $923 million of local credit facilities to foreign Automotive affiliates, of which $102 million has been utilized. Of the $923 million of committed credit facilities, $49 million expires in 2011, $28 million expires in 2012, $173 million expires in 2013, $256 million expires in 2014, and $417 million expires in 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash/(Debt). Our Automotive sector net cash/(debt) calculation is detailed below (in billions):

	June 30, 2011	December 31, 2010
Gross cash	$22.0	$20.5
Less:
Long-term debt	12.9	17.1
Debt payable within one year	1.1	2.0
Total debt	14.0	19.1
Net cash/(debt)	$8.0	$1.4

    Total debt at June 30, 2011 decreased by $5.1 billion from December 31, 2010, reflecting the redemption of our Trust Preferred Securities in the first quarter of 2011, resulting in a reduction of about $3 billion, and payments made in the second quarter of 2011 of $3.1 billion on our term loans and revolving credit facility under the Credit Agreement, offset partially by an increase in low-cost government loans to support advanced technology vehicle development.

See Note 11 of the Notes to the Financial Statements for our debt maturity table as of June 30, 2011 and additional debt disclosures.

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

Financial Services Sector

Ford Credit

Debt. At June 30, 2011, Ford Credit's debt was $82.4 billion compared with $82.9 billion at year-end 2010. At June 30, 2011, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2010, primarily reflecting about $6 billion of debt maturities, repurchases, and calls, offset partially by about $4 billion of new unsecured long-term debt issuance. Remaining unsecured long-term debt maturities are as follows: 2011 - $4 billion; 2012 - $6 billion; 2013 - $5 billion; and the remainder thereafter.

Funding Strategy. Ford Credit's funding strategy is to have sufficient liquidity to enable it to profitably support us, our dealers and customers in all economic environments. Ford Credit maintains a substantial cash balance, committed funding capacity, and access to diverse funding sources, and it also manages interest rate and currency risks. Although its credit ratings and ratings outlook have been upgraded this year, Ford Credit remains below investment grade levels. As a result, securitization continues to represent a substantial portion of its funding mix as this market remains more cost effective than unsecured funding and allows access to a wider investor base. Ford Credit expects its unsecured funding mix to increase as it is able to source term funding from the unsecured markets on increasingly favorable terms. Ford Credit continued to diversify its funding sources with the successful launch of its new Ford Credit Retail notes program, and its second transaction of FUEL notes. In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support Ford (e.g., Ford Credit's partnering in Brazil for retail financing and FCE Bank plc's ("FCE") partnering with various institutions in Europe for full-service leasing and retail and wholesale financing).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Plan. The following table illustrates Ford Credit's public and private term funding issuances in 2010 and through August 5, 2011 and its planned issuances for 2011 (in billions):

	2011
	Full-Year Forecast	Through August 5	Actual 2010
Public Term Funding
Unsecured	$ 7 – 9	$5	$6
Securitization transactions (a)	$ 11 – 14	8	11
Total public term funding	$ 18 – 22	$13	$17

Private Term Funding (b)	$ 9 – 12	$7	$8
__________

(a)	Includes FUEL notes in 2011.

(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit's on-balance sheet commercial paper program.

Through August 5, 2011, Ford Credit completed about $13 billion of public term funding transactions in the United States, Canada and Europe, including: about $6 billion of retail asset-backed securitization transactions; about $1 billion of lease asset-backed securitization transactions; about $1 billion of wholesale asset-backed securitization transactions; and about $5 billion of unsecured issuances. Ford Credit also completed about $7 billion of private term funding transactions (excluding Ford Credit's asset-backed commercial paper program) across all regions and asset classes.

The public retail securitization transactions completed to date include $2.5 billion from Ford Credit's FUEL notes program.  These are 5-year notes backed by automotive retail finance receivables.  The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among Fitch, Moody's and S&P. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Liquidity. The following table illustrates the various sources of Ford Credit's liquidity as of the dates shown (in billions):

	June 30, 2011	December 31, 2010
Cash, cash equivalents, and marketable securities (a)	$11.1	$14.6

Committed liquidity programs	23.3	24.2
Asset-backed commercial paper (b)	7.8	9.0
Credit facilities	0.8	1.1
Committed capacity	31.9	34.3
Committed capacity and cash	43.0	48.9
Less: Capacity in excess of eligible receivables	(4.6)	(6.3)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(4.0)	(4.2)
Liquidity	34.4	38.4
Less: Utilization	(17.5)	(15.8)
Liquidity available for use	$16.9	$22.6
__________

(a)	Excludes marketable securities related to insurance activities.

(b)	Ford Credit's FCAR Owner Trust retails securitization program ("FCAR").

At June 30, 2011, Ford Credit's liquidity available for use was lower than year-end 2010 by about $5.7 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions and tax payments that were higher than the liquidity generated from profits and new debt issuances. In addition to the $16.9 billion of liquidity available for use, the $4.6 billion of capacity in excess of eligible receivables provides Ford Credit with an alternative for funding future purchases or originations and gives Ford Credit flexibility to shift capacity among markets and asset classes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities. At June 30, 2011, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.1 billion, compared with $14.6 billion at year-end 2010. In the normal course of Ford Credit's funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give it flexibility in the use of its other funding programs. Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, supranational institutions, and money market funds that carry the highest possible ratings. The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs. Ford Credit monitors its cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $4 billion and $4.2 billion at June 30, 2011 and December 31, 2010, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured debt on the open market. In the second quarter of 2011, Ford Credit called about $300 million of its unsecured debt maturities and repurchased about $500 million. Year-to-date, Ford Credit called about $800 million of its unsecured debt maturities and repurchased about $700 million.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $23.3 billion at June 30, 2011 ($11.5 billion retail, $8.8 billion wholesale, and $3 billion lease assets) of which $6.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21 billion having maturities within the next twelve months (of which $5.2 billion relates to FCE commitments), and the remaining balance having maturities between July 2012 and May 2015. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At June 30, 2011, $10.8 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit's ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Asset-Backed Commercial Paper. At July 1, 2011, Ford Credit had $7.8 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $4.3 billion expire in 2012 and $3.5 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2011, $7.8 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities. At July 1, 2011, the outstanding commercial paper balance for the FCAR program was $6.6 billion.

Credit Facilities. At July 1, 2011, Ford Credit and its majority-owned subsidiaries had about $800 million of contractually-committed unsecured credit facilities with financial institutions, including FCE's new £440 million (equivalent to $705 million at July 1, 2011) three-year syndicated credit facility dated June 24, 2011 (the "FCE Credit Agreement"). At July 1, 2011, Ford Credit had $706 million available for use, of which $705 million expires in 2014. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

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

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	June 30, 2011	December 31, 2010
Total debt	$82.4	$82.9
Equity	9.7	10.3
Financial statement leverage (to 1)	8.5	8.0

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	June 30, 2011	December 31, 2010
Total debt	$82.4	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.1)	(14.6)
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted debt	$71.0	$68.0

Equity	$9.7	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$9.5	$10.2
Managed leverage (to 1)	7.5	6.7
________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2011, Ford Credit's managed leverage was 7.5 to 1, compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us. By mid-decade, Ford Credit expects its leverage to be in the range of 10-11 to 1. Through June 30, 2011, Ford Credit paid $1.9 billion in distributions to its parent, including $900 million and $1 billion in the first and second quarters, respectively.

Total Company

Equity/(Deficit). At June 30, 2011, Total equity/(deficit) attributable to Ford Motor Company was $5.4 billion, an improvement of $6.1 billion compared with December 31, 2010. The improvement is explained by favorable changes in Retained earnings (primarily related to first half 2011 net income attributable to Ford) and favorable changes in Accumulated other comprehensive income/(loss) (see Note 19 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company), offset partially by unfavorable changes in Capital in excess of par value of stock (primarily due to share-based compensation programs).

Credit Ratings. Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating agencies ("NRSROs") by the U.S. Securities and Exchange Commission:

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

The following ratings actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011: on July 29, 2011, S&P raised our senior unsecured ratings to BB- from B+, consistent with our corporate credit rating.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB (low)	B	BB (high)	Stable	BB	R-4	Stable
Fitch	BB	BB-	BBB-	Positive	BB-	B	Positive
Moody's	Ba2	Ba3	Baa3	Positive	Ba2	NP	Positive
S&P	BB-	BB-	BB+	Positive	BB- *	NR	Positive
__________
*    S&P assigns FCE a long-term senior unsecured rating of BB, maintaining a one notch differential versus Ford Credit.

OUTLOOK

We are encouraged by our progress, and believe that our One Ford plan - to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets - provides the right strategy to achieve our objectives.

Our projected vehicle production is as follows (in thousands):

	Third Quarter 2011*
	Planned Vehicle Unit Production	Over/(Under) Third Quarter 2010
Ford North America	630	44
Ford South America	135	22
Ford Europe	355	3
Ford Asia Pacific Africa	230	23
Total	1,350	92
__________
* Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

Our planned production increase compared with the prior year reflects continued strong consumer demand for our products. Compared with second quarter 2011, our third quarter projected production is down 149,000 units, reflecting normally-scheduled vacation shutdowns that generally are used to prepare for new models.

Economic growth during the second quarter was affected by several developments. Supply disruptions due to events in Japan slowed the growth of gross domestic product in many markets, which is estimated to have adversely affected global automotive industry production by 2.5 million units during the quarter. Oil price increases also adversely impacted economic growth. Several emerging markets, including China, India and Brazil, tightened monetary policy through interest rate increases and other measures designed to slow inflation, which in turn slowed economic growth in these countries to more sustainable rates than in 2010. The European debt crisis and U.S. budget issues have contributed to a high level of uncertainty in the financial market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We previously have projected full-year 2011 global economic growth in the range of 3 percent to 3.5 percent, although we are reassessing this projection in light of the recent downward revision of U.S. first quarter 2011 gross domestic product and implications of the reduction in spending levels in recent U.S. debt ceiling legislation. On balance, we believe incoming economic indicators are consistent with continued economic expansion of the global economy for the remainder of the year, although at a weaker pace than 2010. The impacts from the events in Japan are receding, fuel prices in the United States are moderating from second quarter levels, and growth in emerging markets such as China and Brazil, while moderated, remains at robust levels.

Within this environment, our planning assumptions and key metrics for 2011 include the following:

Industry Volume (million units) (a)	First Half	Full-Year Plan	Full-Year Outlook
–United States	12.8	13.0 – 13.5	On Track
–Europe (b)	15.4	14.5 – 15.5	14.8 – 15.3
Operational Metrics
Compared with prior year:
–Quality	Mixed	Improve	Mixed
–U.S. Market Share	16.7%	Equal / Improve	On Track
–U.S. Retail Share of Retail Market (c)	13.9%	Equal / Improve	On Track
–Europe Market Share (b)	8.4%	Equal / Improve	On Track
Financial Metrics
Compared with prior year:
–Total Company Pre-Tax Operating Profit (d)	$5.7 Billion	Improve	On Track
–Automotive Structural Costs (e)	$1 Billion Higher	Higher	About $2 Billion Higher
–Commodities Cost	$800 Million Higher	Higher	About $2 Billion Higher
–Automotive Operating Margin (d)	7.3%	Equal / Improve	On Track
–Automotive Operating-Related Cash Flow (f)	$4.5 Billion	Improve	On Track
Absolute amount:
–Capital Spending	$2 Billion	$5 Billion – $5.5 Billion	On Track
__________

(a)	Seasonally-adjusted annual rate; includes medium and heavy trucks.

(b)	For the 19 markets we track in Europe.

(c)	Current quarter estimated; prior periods based on Polk data.

(d)	Excludes special items; Automotive operating margin defined as Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(e)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

(f)	See "Liquidity and Capital Resources" discussion above for reconciliation of datapoint to GAAP.

We maintain our full-year U.S. industry outlook, although as we have previously indicated likely at the lower end of the range. In Europe, after a strong first half we are seeing some sign of weakness leading us to update our full-year guidance to a range of 14.8 million to 15.3 million units.

With regard to our operational metrics, as previously noted quality remains mixed due to some near-term issues in North America that we are addressing. We are pleased with the progress we have made to date on these near-term issues. We are on track to achieve quality improvements in our international operations. We expect U.S. and Europe market share to equal or improve from last year's results.

We expect total Company full-year pre-tax operating profit to improve compared with the $8.3 billion earned in 2010. We expect continued positive net pricing in the second half of 2011, although not necessarily at the same level as in the second quarter.

We continue to expect commodities and structural costs each to increase by about $2 billion for the full year compared with 2010. The projected increase in structural costs is consistent with supporting higher volumes in the short term, as well as our plan to grow our business, strengthen our brand, and invest in our products through our business planning period. We expect our structural costs as a percent of net revenue to improve compared with 2010. For the full year, we expect Automotive and Ford North America operating margin to be equal to or improved compared with 2010 margins of 6.1% and 8.4% for total Automotive and Ford North America, respectively, despite higher commodities cost.

We expect full-year Automotive operating-related cash flow to improve from $4.4 billion in 2010. Capital expenditures remain in line with our guidance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As previously disclosed, we believe the majority of our valuation allowance on net deferred tax assets will reverse as early as the fourth quarter of 2011. For additional discussion of the valuation allowance, see "Critical Accounting Estimates" below.

We expect Ford Credit to be solidly profitable for 2011 although at a lower level than 2010, primarily reflecting lower credit loss reserve reductions and the non-recurrence of lower lease depreciation expense of the same magnitude as 2010. Ford Credit estimates the profit impact of these two items will reduce pre-tax profits by about $1.1 billion in 2011 compared with 2010. Through the first half, about $500 million of this impact has been realized.

At year-end 2011, Ford Credit anticipates managed receivables to be in the range of $82 billion to $87 billion. Ford Credit projects distributions of about $3 billion in 2011, of which $900 million and $1 billion were paid in first and second quarters, respectively. Ford Credit will continue to assess distributions based on available liquidity and managed leverage objectives.

While we remain on track to deliver continued improvement in full-year pre-tax operating profit and Automotive operating-related cash flow compared with 2010, we expect second half 2011 results to be lower than first half. In our Automotive sector, this reflects increasing commodities and structural costs, as well as seasonal factors that tend to favor the first half. At Ford Credit, we expect lower profit in the second half than in the first half in line with the causal factors discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events, or other factors;

•	Decline in market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of new or existing products;

•
An increase in or acceleration of market shift beyond our current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations, or other factors;

•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•
Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production constraints or disruptions;

•	Single-source supply of components or materials;

•	Labor or other constraints on our ability to maintain competitive cost structure;

•	Work stoppages at Ford or supplier facilities or other interruptions of production;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law "ownership change;"

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our products, perceived environmental impacts, or otherwise;

•
A change in our requirements for parts or materials where we have long-term supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments;

•	Adverse effects on our operations resulting from certain geo-political or other events;

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets;

•	Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations;

•	Failure of financial institutions to fulfill commitments under committed credit facilities;

•	A prolonged disruption of the debt and securitization markets;

•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing rules and regulations; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

GAAP for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to GAAP; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

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

Even with our recent positive operating results, we continue to record a full valuation allowance against our net deferred tax assets in the United States and for the foreign entities discussed above.  Consistent with accounting guidance, the weight we give to cumulative losses in recent years overshadows all other factors in our evaluation of the need for a full valuation allowance.

During 2011, our record of cumulative losses in recent years is changing to one of cumulative profits.  Nevertheless, a number of other factors continue to impact our need for a valuation allowance, largely related to future projections, including economic outlook and completion of a new contract with the UAW.  Taking these factors into account, as well as the specific nature of the tax assets in relation to limitations under the applicable tax laws, we anticipate that we will reverse almost all of our valuation allowance as early as the fourth quarter of 2011.  Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

For each reporting period until the valuation allowance is released, we expect to have low effective tax rates as we continue to record tax expense only for those locations in which we do not have a valuation allowance in place. We will experience more normal effective tax rates, approaching the U.S. statutory tax rate of 35%, in periods after the valuation allowance reverses.

In the quarter in which the valuation allowance is released, we would record an unusually large tax benefit reflecting the release, which would result in a large negative effective tax rate and very high earnings per share from net income attributable to Ford. Rather than allow this unusual effective tax rate to impact our earnings per share from operating profit excluding special items ("operating earnings per share"), we intend to classify the release of the valuation allowance as a special item for the quarter in which it reverses and use a more normalized effective tax rate (approaching the U.S. statutory tax rate of 35%).

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2011 and 2010 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Automotive Sector

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2011 was a liability of $22 million, compared to an asset of $39 million as of March 31, 2011. The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be $192 million at June 30, 2011, compared with a decrease of $124 million at March 31, 2011. If adjustments for credit risk were to be included, the decrease would be smaller.

Foreign Currency Risk. The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of June 30, 2011 was an asset of $157 million compared to a liability of $35 million as of December 31, 2010. The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be $1,226 million at June 30, 2011 compared with a decrease of $334 million as of December 31, 2010. If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2011, all else constant, such an increase in interest rates would increase pre-tax cash flow by $39 million over the next twelve months, compared with a decrease of $22 million at December 31, 2010. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. Ford's Customer Service Division is launching a new service parts logistics system and a new purchasing system in the United States and Europe, with launches planned for additional locations in the future.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Medium/Heavy Truck Sales Procedure Class Action (as previously reported on p. 35 of our 2010 Form 10-K Report). This action pending in the Ohio state court system alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. The trial court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997, and granted plaintiffs' motion for summary judgment on liability. In February 2011, the jury awarded $4.5 million in damages to the named plaintiff dealer, as previously reported. In June 2011, the trial court applied the jury's findings with regard to the named plaintiff to all dealers in the class, entering a judgment of approximately $2 billion in damages (comprised of about $800 million in damages, and $1.2 billion in pre-judgment interest). The trial court also denied our motion to decertify the class. We have appealed, and we believe the law supports our position.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2011, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	23,677	$15.44	—	**
May 1, 2011 through May 31, 2011	35,077	15.12	—	**
June 1, 2011 through June 30, 2011	59,048	13.47	—	**
Total/Average	117,802	14.36	—	**
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

We currently have outstanding approximately 362 million warrants, each of which represents the right to purchase one share of Ford Common Stock, par value $0.01 per share, at an exercise price of $9.20 per share ("Warrants"). The Warrants originally were issued to the UAW VEBA Trust as part of the consideration paid to the UAW VEBA Trust to assume the obligation to provide retiree health care benefits to eligible active and retired UAW Ford hourly employees and their dependents. The UAW VEBA Trust sold the Warrants in a public offering in April 2010 pursuant to our registration statement on Form S-3 (Registration Statement No. 333-151355). In connection with the sale, the terms of the Warrants were modified to provide for net share settlement as the only permitted settlement method.

ITEM 5.  Other Information.

Governmental Standards - Motor Vehicle Fuel Economy

U.S. Requirements - Light Duty Vehicles - "One National Program" for Model Years 2017-2025. In September 2010, the National Highway Traffic Safety Administration ("NHTSA") and Environmental Protection Agency ("EPA") announced their intention to promulgate new, harmonized motor vehicle fuel economy and greenhouse gas ("GHG") standards covering the 2017-2025 model years. The California Air Resources Board ("CARB") also announced its intention to propose state-level GHG standards covering the same model years. All three agencies planned to issue proposed rules on or about September 30, 2011, and finalize the rules by the summer of 2012.

Because the enforcement of state-specific GHG regulations would create a host of problems for the auto industry, as discussed previously, the Obama Administration sought commitments from California and the automobile industry to continue the One National Program framework that had previously bee adopted for model years 2012-2016. In order to make such commitments, all parties needed to have a general understanding of how a model year 2017-2025 program would work. EPA, NHTSA, CARB, and many automobile manufacturers entered into discussions concerning both the substantive and procedural aspects of possible fuel economy and GHG regulations for the 2017-2025 model years. Those discussions culminated in a July 29, 2011 announcement by President Obama that California and thirteen automobile manufacturers, including Ford, had signed letters of commitment in support of the continuation of One National Program for model years 2017-2025.

In general, the letters of commitment provide that if NHTSA and EPA promulgate regulations substantially as described in a Supplemental Notice of Intent ("SNOI") prepared by the federal agencies, the manufacturers commit not to challenge the regulations, and California commits not to enforce its own GHG regulations. The SNOI addresses a number of key issues including the stringency of the standards, flexible mechanisms that will facilitate the manufacturers' ability to comply with the standards, and a mid-term review process under which EPA will re-evaluate its model year 2022-2025 standards by 2018 to ensure that those standards are feasible and optimal in light of intervening events. EPA's mid-term review process for model years 2022-2025 will be coordinated with NHTSA's process for the adoption of model year 2022-2025 fuel economy standards, since NHTSA is precluded by statute from setting fuel economy standards for more than five model years at a time.

The SNOI provides that EPA will propose GHG standards projected to achieve, on an average industry fleet-wide basis, the equivalent of approximately 45 miles per gallon ("mpg") by the 2021 model year, and approximately 54.5 mpg by the 2025 model year, assuming all of the CO2 emissions reductions are achieved through the deployment of fuel economy technology. This represents roughly a 5 percent per year reduction in CO2 passenger cars for the 2017-2025 model years. For light trucks, the proposed standards will represent a reduction in CO2 emissions of about 3.5 percent per year for model years 2017-2021, and about 5 percent per year for model years 2022-2025. The proposal will include credits for technologies with potential to achieve real-world CO2 reductions and fuel economy improvements that are not captured by the EPA fuel economy test procedures, as well as some credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems. Each manufacturer's specific task will depend on the mix of vehicles it sells.

Ford signed the letter of commitment for a number of reasons, including the following: 1) we believe that the combination of standards and flexible mechanisms outlined in the SNOI, while very challenging, are feasible in light of our product plans and projected market conditions; 2) we believe that the mid-term review process outlined in the SNOI will provide an opportunity for a mid-course correction to the standards if necessary; and 3) we believe it is in our interest to continue with One National Program rather than re-engage in disputes with California (and other states that use the California standards) over the right to enforce state-specific GHG standards. It is important to note that the NHTSA and EPA regulations still need to proceed through a full notice-and-comment rulemaking process as required by federal statute; if the rules that emerge from that process are not substantially in accord with the SNOI, it is possible that the predicate to the commitment letters will not be met and the One National Program may not go forward.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	August 5, 2011	By:	/s/ Lewis Booth
L.W.K. Booth
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated August 5, 2011 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report.*
    ________
    *    Submitted electronically with this Report.