Form 10-Q
period 2011-09-30
FORD MOTOR CO
filed 2011-11-04
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, the registrant had outstanding 3,729,248,130 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on p. 89

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2011 and 2010
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(unaudited)
Revenues
Automotive	$31,043	$27,592	$95,557	$89,050
Financial Services	2,004	2,301	6,131	7,476
Total revenues	33,047	29,893	101,688	96,526

Costs and expenses
Automotive cost of sales	27,617	24,233	83,646	77,200
Selling, administrative and other expenses	2,861	2,654	8,502	8,880
Interest expense	1,096	1,469	3,397	4,806
Financial Services provision for credit and insurance losses	5	(36)	(28)	(208)
Total costs and expenses	31,579	28,320	95,517	90,678

Automotive interest income and other non-operating income/(expense), net (Note 12)	98	88	337	336
Financial Services other income/(loss), net (Note 12)	176	108	314	301
Equity in net income/(loss) of affiliated companies	104	118	406	384
Income/(Loss) before income taxes	1,846	1,887	7,228	6,869
Provision for/(Benefit from) income taxes	194	199	620	500
Income/(Loss) from continuing operations	1,652	1,688	6,608	6,369
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	1,652	1,688	6,608	6,369
Less: Income/(Loss) attributable to noncontrolling interests	3	1	10	(2)
Net income/(loss) attributable to Ford Motor Company	$1,649	$1,687	$6,598	$6,371

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$1,649	$1,687	$6,598	$6,371
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss) attributable to Ford Motor Company	$1,649	$1,687	$6,598	$6,371

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.43	$0.49	$1.74	$1.87
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.43	$0.49	$1.74	$1.87
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.41	$0.43	$1.62	$1.61
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.41	$0.43	$1.62	$1.61

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2011 and 2010
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(unaudited)
AUTOMOTIVE
Revenues	$31,043	$27,592	$95,557	$89,050
Costs and expenses
Cost of sales	27,617	24,233	83,646	77,200
Selling, administrative and other expenses	2,202	2,025	6,690	6,669
Total costs and expenses	29,819	26,258	90,336	83,869
Operating income/(loss)	1,224	1,334	5,221	5,181

Interest expense	181	415	634	1,475

Interest income and other non-operating income/(expense), net (Note 12)	98	88	337	336
Equity in net income/(loss) of affiliated companies	100	119	391	376
Income/(Loss) before income taxes — Automotive	1,241	1,126	5,315	4,418

FINANCIAL SERVICES
Revenues	2,004	2,301	6,131	7,476
Costs and expenses
Interest expense	915	1,054	2,763	3,331
Depreciation	481	426	1,289	1,580
Operating and other expenses	178	203	523	631
Provision for credit and insurance losses	5	(36)	(28)	(208)
Total costs and expenses	1,579	1,647	4,547	5,334

Other income/(loss), net (Note 12)	176	108	314	301
Equity in net income/(loss) of affiliated companies	4	(1)	15	8
Income/(Loss) before income taxes — Financial Services	605	761	1,913	2,451

TOTAL COMPANY
Income/(Loss) before income taxes	1,846	1,887	7,228	6,869
Provision for/(Benefit from) income taxes	194	199	620	500
Income/(Loss) from continuing operations	1,652	1,688	6,608	6,369
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	1,652	1,688	6,608	6,369
Less: Income/(Loss) attributable to noncontrolling interests	3	1	10	(2)
Net income/(loss) attributable to Ford Motor Company	$1,649	$1,687	$6,598	$6,371

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$1,649	$1,687	$6,598	$6,371
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss) attributable to Ford Motor Company	$1,649	$1,687	$6,598	$6,371

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
Income/(Loss) from continuing operations	$0.43	$0.49	$1.74	$1.87
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.43	$0.49	$1.74	$1.87
Diluted income/(loss)
Income/(Loss) from continuing operations	$0.41	$0.43	$1.62	$1.61
Income/(Loss) from discontinued operations	—	—	—	—
Net income/(loss)	$0.41	$0.43	$1.62	$1.61

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$16,460	$14,805
Marketable securities	16,732	20,765
Finance receivables, net (Note 5)	67,789	70,070
Other receivables, net	9,036	8,381
Net investment in operating leases	12,326	11,675
Inventories (Note 7)	7,212	5,917
Equity in net assets of affiliated companies	2,608	2,569
Net property	22,304	23,179
Deferred income taxes	1,694	2,003
Net intangible assets (Note 9)	100	102
Assets of held-for-sale operations (Note 14)	502	—
Other assets	5,977	5,221
Total assets	$162,740	$164,687

LIABILITIES
Payables	$18,924	$16,362
Accrued liabilities and deferred revenue	41,441	43,844
Debt (Note 11)	95,131	103,988
Deferred income taxes	1,109	1,135
Liabilities of held-for-sale operations (Note 14)	109	—
Total liabilities	156,714	165,329

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,745 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,819	20,803
Accumulated other comprehensive income/(loss)	(14,269)	(14,313)
Treasury stock	(166)	(163)
Retained earnings/(Accumulated deficit)	(440)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	5,982	(673)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	44	31
Total equity/(deficit) (Note 19)	6,026	(642)
Total liabilities and equity	$162,740	$164,687

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$3,434	$4,062
Finance receivables, net	48,738	50,473
Other receivables, net	—	13
Net investment in operating leases	4,712	6,121
Inventories	—	19
Net property	—	31
Other assets	169	28
LIABILITIES
Payables	—	16
Accrued liabilities and deferred revenue	94	222
Debt	38,979	40,247

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$8,089	$6,301
Marketable securities	12,687	14,207
Total cash and marketable securities	20,776	20,508
Receivables, less allowances of $126 and $228	4,039	3,992
Inventories (Note 7)	7,212	5,917
Deferred income taxes	103	359
Net investment in operating leases	1,533	1,282
Other current assets	934	610
Current receivable from Financial Services	1,639	1,700
Total current assets	36,236	34,368
Equity in net assets of affiliated companies	2,465	2,441
Net property	22,165	23,027
Deferred income taxes	2,502	2,468
Net intangible assets (Note 9)	100	102
Assets of held-for-sale operations (Note 14)	502	—
Non-current receivable from Financial Services	368	181
Other assets	2,476	2,019
Total Automotive assets	66,814	64,606
Financial Services
Cash and cash equivalents	8,371	8,504
Marketable securities	4,246	6,759
Finance receivables, net (Note 5)	71,760	73,265
Net investment in operating leases	10,793	10,393
Equity in net assets of affiliated companies	143	128
Other assets	3,899	4,221
Total Financial Services assets	99,212	103,270
Intersector elimination	(2,209)	(2,083)
Total assets	$163,817	$165,793
LIABILITIES
Automotive
Trade payables	$15,603	$13,466
Other payables	2,144	1,544
Accrued liabilities and deferred revenue	15,369	17,065
Deferred income taxes	350	392
Debt payable within one year (Note 11)	916	2,049
Total current liabilities	34,382	34,516
Long-term debt (Note 11)	11,738	17,028
Other liabilities	22,508	23,016
Deferred income taxes	248	344
Liabilities of held-for-sale operations (Note 14)	109	—
Total Automotive liabilities	68,985	74,904
Financial Services
Payables	1,177	1,352
Debt (Note 11)	82,678	85,112
Deferred income taxes	1,588	1,505
Other liabilities and deferred income	3,565	3,764
Payable to Automotive	2,007	1,881
Total Financial Services liabilities	91,015	93,614
Intersector elimination	(2,209)	(2,083)
Total liabilities	157,791	166,435
EQUITY
Capital stock (Note 15)
Common Stock, par value $.01 per share (3,745 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,819	20,803
Accumulated other comprehensive income/(loss)	(14,269)	(14,313)
Treasury stock	(166)	(163)
Retained earnings/(Accumulated deficit)	(440)	(7,038)
Total equity/(deficit) attributable to Ford Motor Company (Note 19)	5,982	(673)
Equity/(Deficit) attributable to noncontrolling interests (Note 19)	44	31
Total equity/(deficit) (Note 19)	6,026	(642)
Total liabilities and equity	$163,817	$165,793

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2011 and 2010
(in millions)

	First Nine Months
	2011	2010
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$10,019	$10,238

Cash flows from investing activities of continuing operations
Capital expenditures	(3,135)	(2,946)
Acquisitions of retail and other finance receivables and operating leases	(26,150)	(21,594)
Collections of retail and other finance receivables and operating leases	25,626	29,075
Purchases of securities	(58,365)	(79,096)
Sales and maturities of securities	62,440	74,627
Proceeds from sale of business	150	1,318
Settlements of derivatives	50	(234)
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	(456)
Other	375	(74)
Net cash (used in)/provided by investing activities	991	620

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	1,230
Changes in short-term debt	1,552	(908)
Proceeds from issuance of other debt	25,070	25,804
Principal payments on other debt	(35,915)	(39,701)
Other	79	5
Net cash (used in)/provided by financing activities	(9,214)	(13,570)

Effect of exchange rate changes on cash	(72)	(190)

Net increase/(decrease) in cash and cash equivalents	$1,724	$(2,902)

Cash and cash equivalents at January 1	$14,805	$20,894
Cash and cash equivalents of held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	1,724	(2,902)
Less: Cash and cash equivalents of held-for-sale operations at September 30	69	—
Cash and cash equivalents at September 30	$16,460	$17,992

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2011 and 2010
(in millions)

	First Nine Months 2011		First Nine Months 2010
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$6,783	$3,194	$4,625	$3,500

Cash flows from investing activities of continuing operations
Capital expenditures	(3,121)	(14)	(2,932)	(14)
Acquisitions of retail and other finance receivables and operating leases	—	(26,082)	—	(21,496)
Collections of retail and other finance receivables and operating leases	—	25,626	—	29,075
Net (acquisitions)/collections of wholesale receivables	—	(26)	—	715
Purchases of securities	(36,261)	(22,104)	(41,262)	(38,026)
Sales and maturities of securities	37,830	24,610	41,830	33,415
Settlements of derivatives	140	(90)	(277)	43
Proceeds from sale of business	135	15	1,318	—
Investing activity (to)/from Financial Services	2,589	—	1,374	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(456)	—
Other	196	179	(126)	52
Net cash (used in)/provided by investing activities	1,508	2,114	(531)	3,764

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	—	1,230	—
Changes in short-term debt	(325)	1,877	117	(1,025)
Proceeds from issuance of other debt	1,963	23,107	2,104	23,700
Principal payments on other debt	(7,982)	(27,933)	(8,481)	(30,346)
Financing activity to/(from) Automotive	—	(2,589)	—	(1,374)
Other	68	11	170	(165)
Net cash (used in)/provided by financing activities	(6,276)	(5,527)	(4,860)	(9,210)

Effect of exchange rate changes on cash	(158)	86	44	(234)

Net increase/(decrease) in cash and cash equivalents	$1,857	$(133)	$(722)	$(2,180)

Cash and cash equivalents at January 1	$6,301	$8,504	$9,762	$11,132
Cash and cash equivalents of held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	1,857	(133)	(722)	(2,180)
Less: Cash and cash equivalents of held-for-sale operations at September 30	69	—	—	—
Cash and cash equivalents at September 30	$8,089	$8,371	$9,040	$8,952

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2011 and 2010
(in millions)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(unaudited)
Net income/(loss)	$1,652	$1,688	$6,608	$6,369
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(1,317)	(460)	(481)	(2,189)
Net gain/(loss) on derivative instruments	43	65	177	36
Employee benefit-related	241	62	346	409
Net holding gain/(loss)	—	—	—	(2)
Total other comprehensive income/(loss), net of tax	(1,033)	(333)	42	(1,746)
Comprehensive income/(loss)	619	1,355	6,650	4,623
Less: Comprehensive income/(loss) attributable to noncontrolling interests (Note 19)	3	—	8	(3)
Comprehensive income/(loss) attributable to Ford Motor Company	$616	$1,355	$6,642	$4,626

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION

Our financial statements are presented in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors. Intercompany items and transactions have been eliminated in both the consolidated and sector balance sheets. Where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements, reconciliations of certain line items are explained below in this Note and in Notes 5 and 11.

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

UAW Subsequent Event

On October 26, 2011, we signed a new national labor agreement with the UAW covering approximately 41,000 employees in the United States ("Agreement"). Among other things, the Agreement sets wages and benefits for the covered employees for a four-year period expiring in September 2015.
The Agreement provides for a ratification bonus of $6,000 to most of the covered employees. These bonuses will be paid, and the full amount of the expense recorded, in the fourth quarter of 2011.
Covered employees also will receive four annual operational performance bonuses of up to $250 per year beginning in December 2011, and four annual inflation protection lump sum payments in the amount of $1,500 per year beginning in June 2012. The first operational performance bonus in the amount of $250 will be paid and expensed in the fourth quarter of 2011. The subsequent operational performance bonuses will be expensed over the twelve-month period leading up to each payment date. The first inflation protection lump sum payment will be expensed over the eight-month period leading up to the June 2012 payment date; each subsequent lump sum payment will be expensed over the twelve-month period leading up to the respective June payment date.
The Agreement also modifies the method for calculating payment to covered employees under our profit sharing plan. Planned profit sharing payments are accrued throughout the year in which the payment is earned. Each quarter, we evaluate and adjust as necessary the year-to-date accrual to ensure that it is consistent with our expected full-year profit and current profit sharing plan in place at the end of the quarter. We generally make any payment under the profit sharing plan in the first quarter subsequent to the year in which it is earned. This year, we intend to make a partial payment in the fourth quarter of 2011, based on first half 2011 Ford North America profits, with the remainder of the 2011 profit sharing payment to be made in the first quarter of 2012.
We also agreed to offer lump sum payments to eligible employees who elect to separate or retire, and we will expense the cost of each separation payment in the quarter in which the offer is accepted.
Adoption of New Accounting Standards

Troubled Debt Restructurings. On July 1, 2011 we adopted the new accounting standard related to a creditor's determination of whether a restructuring is a troubled debt restructuring ("TDR"). The new standard provides additional guidance as to whether a restructuring meets the criteria to be considered a TDR. Refer to Notes 5 and 6 for further information regarding TDRs.

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

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting of deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets is as follows (in millions):

	September 30, 2011	December 31, 2010
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$103	$359
Automotive sector non-current deferred income tax assets	2,502	2,468
Financial Services sector deferred income tax assets *	166	282
Total	2,771	3,109
Reclassification for netting of deferred income taxes	(1,077)	(1,106)
Consolidated balance sheet presentation of deferred income tax assets	$1,694	$2,003

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$350	$392
Automotive sector non-current deferred income tax liabilities	248	344
Financial Services sector deferred income tax liabilities	1,588	1,505
Total	2,186	2,241
Reclassification for netting of deferred income taxes	(1,077)	(1,106)
Consolidated balance sheet presentation of deferred income tax liabilities	$1,109	$1,135
__________

*	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the Automotive acquisition of Financial Services debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows is as follows (in millions):

	First Nine Months
	2011	2010
Automotive cash flows from operating activities of continuing operations	$6,783	$4,625
Financial Services cash flows from operating activities of continuing operations	3,194	3,500
Total sector cash flows from operating activities of continuing operations	9,977	8,125
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(26)	715
Finance receivables (b)	68	98
Reclassifications from operating to financing cash flows:
Payments on notes to the Voluntary Employee Benefit Association ("VEBA") trust ("UAW VEBA Trust") (c)	—	1,300
Consolidated cash flows from operating activities of continuing operations	$10,019	$10,238

Automotive cash flows from investing activities of continuing operations	$1,508	$(531)
Financial Services cash flows from investing activities of continuing operations	2,114	3,764
Total sector cash flows from investing activities of continuing operations	3,622	3,233
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	26	(715)
Finance receivables (b)	(68)	(98)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	—	(426)
Elimination of investing activity to/(from) Financial Services in consolidation	(2,589)	(1,374)
Consolidated cash flows from investing activities of continuing operations	$991	$620

Automotive cash flows from financing activities of continuing operations	$(6,276)	$(4,860)
Financial Services cash flows from financing activities of continuing operations	(5,527)	(9,210)
Total sector cash flows from financing activities of continuing operations	(11,803)	(14,070)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (d)	—	426
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (c)	—	(1,300)
Elimination of investing activity to/(from) Financial Services in consolidation	2,589	1,374
Consolidated cash flows from financing activities of continuing operations	$(9,214)	$(13,570)
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

Venezuelan Operations

At September 30, 2011 and December 31, 2010, we had $201 million and $41 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $265 million and $132 million in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. As a result of regulation of foreign currency exchange in Venezuela, the official exchange rate of 4.3 bolivars to the U.S. dollar is used to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. The Venezuelan government also controls securities transactions in the parallel exchange market. Our ability to obtain funds in the parallel exchange market has been limited. For any U.S. dollars that we obtain at a rate less favorable than the official rate, we realize a loss for the difference in the exchange rates. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay U.S.-dollar denominated obligations as well as our ability to benefit from those operations.

Item 1. Financial Statements (Continued)

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Intangibles - Goodwill and Other. In September 2011, the Financial Accounting Standards Board ("FASB") issued a new standard that provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Comprehensive Income - Presentation. In June 2011, the FASB issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Fair Value Measurement. In May 2011, the FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Transfers and Servicing - Repurchase Agreements. In April 2011, the FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

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

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 — inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 — inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the asset or liability.

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

Ford Credit has two asset-backed debt transactions with derivative features related to Ford Upgrade Exchange Linked ("FUEL") notes. These features include a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P and a make-whole provision.  We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	394	—	394
Government – non-U.S.	—	131	—	131
Foreign government agencies (b)	—	990	—	990
Corporate debt	—	—	—	—
Total cash equivalents – financial instruments	—	1,515	—	1,515
Marketable securities (c)
U.S. government	1,240	—	—	1,240
U.S. government-sponsored enterprises	—	5,211	—	5,211
Foreign government agencies (b)	—	3,837	—	3,837
Corporate debt	—	1,097	—	1,097
Mortgage-backed and other asset-backed	—	46	1	47
Equity	146	—	—	146
Government – non-U.S.	—	881	—	881
Other liquid investments (d)	—	27	—	27
Total marketable securities	1,386	11,099	1	12,486
Derivative financial instruments
Foreign exchange contracts	—	401	1	402
Commodity contracts	—	—	—	—
Other – warrants	—	—	3	3
Total derivative financial instruments (e)	—	401	4	405
Total assets at fair value	$1,386	$13,015	$5	$14,406
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$196	$5	$201
Commodity contracts	—	276	76	352
Total derivative financial instruments (e)	—	472	81	553
Total liabilities at fair value	$—	$472	$81	$553
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $5.1 billion as of September 30, 2011 for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.5 billion as of September 30, 2011.

(b)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees, as well as notes issued by supranational institutions.

(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $200 million as of September 30, 2011; see Note 11 for additional detail.

(d)	"Other liquid investments" in this table includes certificates of deposit and time deposits.

(e)	See Note 16 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (a)
U.S. government	$5	$—	$—	$5
U.S. government-sponsored enterprises	—	190	—	190
Government – non-U.S.	—	386	—	386
Foreign government agencies (b)	—	701	—	701
Corporate debt	—	1	—	1
Mortgage-backed and other asset-backed	—	—	—	—
Total cash equivalents – financial instruments	5	1,278	—	1,283
Marketable securities
U.S. government	905	—	—	905
U.S. government-sponsored enterprises	—	1,039	—	1,039
Foreign government agencies (b)	—	778	—	778
Corporate debt	—	1,198	—	1,198
Mortgage-backed and other asset-backed	—	152	—	152
Government – non-U.S.	—	157	—	157
Other liquid investments (c)	—	17	—	17
Total marketable securities	905	3,341	—	4,246
Derivative financial instruments
Interest rate contracts	—	905	550	1,455
Foreign exchange contracts	—	125	—	125
Cross currency interest rate swap contracts	—	—	8	8
Other (d)	—	—	158	158
Total derivative financial instruments (e)	—	1,030	716	1,746
Total assets at fair value	$910	$5,649	$716	$7,275
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$85	$168	$253
Foreign exchange contracts	—	47	—	47
Cross-currency interest rate swap contracts	—	—	7	7
Total derivative financial instruments (e)	—	132	175	307
Total liabilities at fair value	$—	$132	$175	$307
 __________

(a)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.6 billion as of September 30, 2011 for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.5 billion as of September 30, 2011.

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

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the periods ending September 30 (in millions):

	First Nine Months 2011
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage- Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$1	$—	$—	$1	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	(86)	(86)
Interest income and other non-operating income/(expense), net	—	—	—	(1)	(1)	(2)	(3)
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	—	(1)	(1)	(88)	(89)
Purchases, issues, sales, settlements
Purchases	—	5	1	1	7	—	7
Issues	—	—	—	—	—	—	—
Sales	—	—	—	(1)	(1)	—	(1)
Settlements	—	—	—	—	—	(29)	(29)
Total purchases, issues, sales, settlements	—	5	1	—	6	(29)	(23)
Transfers into Level 3 (b)	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	(5)	—	—	(6)	2	(4)
Ending balance	$—	$—	$1	$—	$1	$(77)	$(76)
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(79)	$(79)

Financial Services Sector
Beginning balance	$1	$—	$—	$—	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	—	—	—	—	398	398
Other comprehensive income/(loss) (a)	—	—	—	—	—	(1)	(1)
Interest income/(expense)	—	—	—	—	—	65	65
Total realized/unrealized gains/(losses)	—	—	—	—	—	462	462
Purchases, issues, sales, settlements
Purchases	—	5	—	—	5	—	5
Issues (c)	—	—	—	—	—	73	73
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	108	108
Total purchases, issues, sales, settlements	—	5	—	—	5	181	186
Transfers into Level 3 (b)	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	(5)	—	—	(6)	(13)	(19)
Ending balance	$—	$—	$—	$—	$—	$541	$541
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$481	$481
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)
Represents transfers due to the availability of observable data for $12 million of marketable securities as a result of increased market activity for these securities and transfers for $11 million due to shorter duration of derivative financial instruments.  Transfers in and transfers out represent the value at the end of the reporting period.

(c)	Reflects derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	First Nine Months 2010
	Marketable Securities
	Foreign Government Agencies	Corporate Debt	Mortgage-Backed and Other Asset- Backed	Government Non-U.S.	Total Marketable Securities	Derivative Financial Instruments, Net	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$8	$17	$—	$25	$9	$—	$34
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	6	—	6
Interest income and other non-operating income/(expense), net	—	—	(1)	—	(1)	1	—	—
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	(1)	—	(1)	7	—	6
Purchases, issues, sales, settlements
Purchases	—	10	—	—	10	—	—	10
Issues	—	—	—	—	—	—	—	—
Sales	—	(11)	(16)	—	(27)	—	—	(27)
Settlements	—	—	—	—	—	(6)	—	(6)
Total purchases, issues, sales, settlements	—	(1)	(16)	—	(17)	(6)	—	(23)
Transfers into Level 3 (b)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Ending balance	$—	$7	$—	$—	$7	$10	$—	$17
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$5	$—	$5

Financial Services Sector
Beginning balance	$—	$4	$—	$—	$4	$(155)	$26	$(125)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(4)	—	—	(4)	(68)	(3)	(75)
Other comprehensive income/(loss) (a)	—	—	—	—	—	(3)	2	(1)
Interest income/(expense)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(4)	—	—	(4)	(71)	(1)	(76)
Purchases, issues, sales, settlements
Purchases	—	7	—	—	7	—	—	7
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	123	(25)	98
Total purchases, issues, sales, settlements	—	7	—	—	7	123	(25)	105
Transfers into Level 3 (b)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—	—	—	—	—
Ending balance	$—	$7	$—	$—	$7	$(103)	$—	$(96)
Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$—	$51	$—	$51
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)	Transfers in and transfers out represent the value at the end of the reporting period.

Item 1. Financial Statements (Continued)

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended September 30, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	September 30, 2011 (a)				December 31, 2010 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables (b)	$—	$—	$73	$73	$—	$—	$82	$82
Dealer loans, net (b)	—	—	11	11	—	—	22	22
Total North America	—	—	84	84	—	—	104	104
International
Retail receivables (b)	—	—	44	44	—	—	45	45
Total International	—	—	44	44	—	—	45	45
Total Financial Services sector	$—	$—	$128	$128	$—	$—	$149	$149
 __________

(a)	There were no Automotive sector nonrecurring fair value measurements subsequent to initial recognition recorded.

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

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended September 30, 2011 and 2010, related to items still held on our balance sheet at those dates (in millions):

	Total Gains / (Losses)
	Third Quarter		First Nine Months
	2011	2010	2011	2010
Financial Services Sector
North America
Retail receivables *	$(8)	$(6)	$(19)	$(19)
Dealer loans, net *	—	(1)	—	(1)
Total North America	(8)	(7)	(19)	(20)
International
Retail receivables *	(3)	(8)	(11)	(25)
Total International	(3)	(8)	(11)	(25)
Total Financial Services sector	$(11)	$(15)	$(30)	$(45)
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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions ("securitization cash").

Restricted cash reflected on our balance sheet is as follows (in millions):

	September 30, 2011	December 31, 2010
Automotive sector	$406	$433
Financial Services sector	144	298
Total Company	$550	$731

NOTE 5.  FINANCE RECEIVABLES

Finance receivables reflected on our consolidated balance sheet are as follows (in millions):

	September 30, 2011	December 31, 2010
Automotive sector *	$235	$224
Financial Services sector	71,760	73,265
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,206)	(3,419)
Finance receivables, net	$67,789	$70,070
__________

*	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

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

Notes receivable, net, were as follows (in millions):

	September 30, 2011	December 31, 2010
Notes receivable	$270	$344
Less: Allowance for credit losses	(35)	(120)
Notes receivable, net	$235	$224

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

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs. At September 30, 2011 and
December 31, 2010, the recorded investment in Ford Credit's finance receivables excluded $162 million and $176 million of accrued uncollected interest receivable, respectively, which we report in Other assets on the balance sheet.

Finance receivables, net were as follows (in millions):

	September 30, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,179	$8,869	$47,048	$39,129	$9,436	$48,565
Less: Unearned interest supplements	(1,482)	(252)	(1,734)	(1,580)	(289)	(1,869)
Retail	36,697	8,617	45,314	37,549	9,147	46,696
Direct financing leases, gross	4	2,795	2,799	17	3,011	3,028
Less: Unearned interest supplements	—	(109)	(109)	—	(84)	(84)
Direct financing leases	4	2,686	2,690	17	2,927	2,944
Consumer finance receivables	$36,701	$11,303	$48,004	$37,566	$12,074	$49,640

Non-consumer
Wholesale	$13,482	$8,557	$22,039	$13,273	$8,851	$22,124
Dealer loans	1,009	65	1,074	1,117	33	1,150
Other	766	432	1,198	738	390	1,128
Non-consumer finance receivables	15,257	9,054	24,311	15,128	9,274	24,402
Total recorded investment	$51,958	$20,357	$72,315	$52,694	$21,348	$74,042

Recorded investment in finance receivables	$51,958	$20,357	$72,315	$52,694	$21,348	$74,042
Less: Allowance for credit losses	(440)	(115)	(555)	(625)	(152)	(777)
Finance receivables, net	$51,518	$20,242	$71,760	$52,069	$21,196	$73,265

Net finance receivables subject to fair value *			$69,065			$70,318
Fair value			70,698			72,021
__________

*
At September 30, 2011 and December 31, 2010, excludes $2.7 billion and $2.9 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at September 30, 2011 and December 31, 2010 were $28.2 billion and $28.7 billion of North America consumer receivables, $12.2 billion and $12.8 billion of non-consumer receivables, International consumer receivables of $6.9 billion and $7.6 billion and non-consumer receivables of $6.0 billion and $5.9 billion, respectively, that secure certain debt obligations. The receivables can be used only for payment of the related debt and obligations; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors (see Notes 8 and 11).

Aging. For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of Ford Credit's finance receivables balances at September 30, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$651	$67	$25	$73	$816	$35,881	$36,697
Direct financing leases	—	—	—	—	—	4	4
Non-consumer
Wholesale	—	1	—	2	3	13,479	13,482
Dealer loans	—	—	1	8	9	1,000	1,009
Other	—	—	—	—	—	766	766
Subtotal	651	68	26	83	828	51,130	51,958

International
Consumer
Retail	56	27	14	44	141	8,476	8,617
Direct financing leases	9	4	3	4	20	2,666	2,686
Non-consumer
Wholesale	1	—	—	16	17	8,540	8,557
Dealer loans	—	—	—	1	1	64	65
Other	—	—	—	—	—	432	432
Subtotal	66	31	17	65	179	20,178	20,357
Total recorded investment	$717	$99	$43	$148	$1,007	$71,308	$72,315

Consumer Credit Quality. When originating all classes of consumer receivables, Ford Credit uses a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to its proprietary scoring system, Ford Credit considers other individual consumer factors, such as employment history, financial stability, and capacity to pay.

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

Credit quality ratings for Ford Credit's consumer receivables are categorized as follows:

•	Pass – receivables that are current to 60 days past due

•	Special Mention – receivables 61 to 120 days past due and in intensified collection status

•	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer receivables portfolio was as follows (in millions):

	September 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,532	$4	$37,348	$17
Special Mention	92	—	119	—
Substandard	73	—	82	—
Subtotal	36,697	4	37,549	17

International
Pass	8,532	2,675	9,068	2,914
Special Mention	41	7	60	10
Substandard	44	4	19	3
Subtotal	8,617	2,686	9,147	2,927
Total recorded investment	$45,314	$2,690	$46,696	$2,944

Non-Consumer Credit Quality. For all classes of non-consumer receivables, Ford Credit extends commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each commercial lending request is evaluated by taking into consideration the borrower's financial condition and the underlying collateral securing the loan. Ford Credit uses a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that Ford Credit considers significant in predicting a dealer's ability to meet its financial obligations. Ford Credit also considers numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

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

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

Performance of non-consumer receivables is evaluated based on Ford Credit's internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle inventory. Wholesale and dealer loan receivables with the same dealer share the same risk rating. The credit quality analysis of wholesale and dealer loan receivables was as follows (in millions):

	September 30, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$10,977	$779	$10,540	$785
Group II	2,166	138	2,372	208
Group III	335	85	353	107
Group IV	4	7	8	17
Subtotal	13,482	1,009	13,273	1,117

International
Group I	5,183	43	5,135	5
Group II	2,111	10	2,189	15
Group III	1,256	11	1,527	12
Group IV	7	1	—	1
Subtotal	8,557	65	8,851	33
Total recorded investment	$22,039	$1,074	$22,124	$1,150

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

The recorded investment of consumer receivables in non-accrual status was $433 million or 0.9% of our consumer receivables as of September 30, 2011 and $486 million or 1% of our consumer receivables as of December 31, 2010.

The recorded investment of non-consumer receivables in non-accrual status was $65 million, or 0.3% of our non-consumer receivables, as of September 30, 2011 and $102 million, or 0.4% of our non-consumer receivables, as of December 31, 2010.

Finance receivables greater than 90 days past due and still accruing interest at September 30, 2011 and
December 31, 2010, represent $18 million and $7 million, respectively, of non-bankrupt retail accounts in the
91-120 days past due category that are in the process of collection and $2 million and $1 million, respectively, of dealer loans.

Impairment. Ford Credit's finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables represent accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code and are considered to be TDRs as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired as of September 30, 2011 and December 31, 2010 was $352 million, or 0.7% of consumer receivables and $104 million, or 0.2% of consumer receivables, respectively. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in TDRs. The following factors (not necessarily in order of importance or probability of occurrence) are considered in determining whether a non-consumer receivable is impaired:

•	Delinquency in contractual payments of principal or interest

•	Deterioration of the borrower's competitive position

•	Cash flow difficulties experienced by the borrower

•	Breach of loan covenants or conditions

•	Initiation of dealer bankruptcy or other insolvency proceedings

•	Fraud or criminal conviction

Item 1. Financial Statements (Continued)

NOTE 5.  FINANCE RECEIVABLES (Continued)

The recorded investment of non-consumer receivables that were impaired as of September 30, 2011 and December 31, 2010 was $68 million, or 0.3% of the non-consumer receivables and $102 million, or 0.4% of the non-consumer receivables, respectively.

Troubled Debt Restructurings

Ford Credit has applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011. Evaluation under the new guidance resulted in consumer finance receivables that are now considered TDRs.

A restructuring of debt constitutes a TDR if Ford Credit grants a concession for economic or legal reasons related to the debtor's financial difficulties that Ford Credit otherwise would not consider.

Consumer. While payment extensions are granted on consumer receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged. Payment extensions typically result in a short-term deferral of the consumer's normal monthly payment and do not constitute a TDR.

Consumer receivable contracts may be modified to lower the customer's payment by extending the term of the contract or lowering the interest rate as a remedy to avoid or cure delinquency. Ford Credit does not grant concessions on the principal balance for re-written contracts. Contracts that have a modified interest rate that is below the market rate are considered to be TDRs.

Consumer receivables modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. Ford Credit does not record changes to the recorded investment per the original contract for these TDRs until all payments and requirements of the reorganization plan are met.

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $297 million, or 0.6% of Ford Credit's consumer receivables as of September 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession or charge-off. The subsequent default rate for consumer contracts was 2.8% of TDRs as of September 30, 2011. Ford Credit had no consumer receivables considered to be TDRs as of December 31, 2010.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. The allowance for credit losses related to consumer TDRs was $13 million as of September 30, 2011.

Non-Consumer. Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. Ford Credit does not grant concessions on the principal balance of dealer loans. The outstanding recorded investment of dealer loans involved in TDRs is $13 million or approximately 0.05% of Ford Credit's non-consumer receivables as of September 30, 2011 and December 31, 2010. A subsequent default occurs when receivables that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in foreclosure or charge-off. The subsequent default rate for non-consumer contracts for the periods ending September 30, 2011 and December 31, 2010 was 33% and 17%, respectively.

Finance receivables that are TDRs are assessed for impairment and included in Ford Credit's allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value.

See Note 6 for additional information related to the development of Ford Credit's allowance for credit losses.

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor. Following is an analysis of the allowance for credit losses for the period ended
September 30, 2011 (in millions):

	Third Quarter 2011	First Nine Months 2011
Allowance for credit losses:
Beginning balance	$57	$120
Charge-offs	—	—
Recoveries	(20)	(79)
Provision for credit losses	—	2
Other	(2)	(8)
Ending balance	$35	$35

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

Collective Allowance for Credit Losses. The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses. A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

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

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After the establishment of the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

Specific Allowance for Impaired Receivables. The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The risk pools are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

Item 1. Financial Statements (Continued)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the period ended September 30, 2011 (in millions):

	Third Quarter 2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses:
Beginning balance	$570	$49	$619	$64	$683
Charge-offs	(98)	(2)	(100)	(20)	(120)
Recoveries	51	2	53	20	73
Provision for credit losses	(3)	(4)	(7)	(13)	(20)
Other (a)	(8)	(2)	(10)	—	(10)
Ending balance	$512	$43	$555	$51	$606

	First Nine Months 2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses:
Beginning balance	$707	$70	$777	$87	$864
Charge-offs	(304)	(9)	(313)	(75)	(388)
Recoveries	162	4	166	70	236
Provision for credit losses	(54)	(22)	(76)	(32)	(108)
Other (a)	1	—	1	1	2
Ending balance	$512	$43	$555	$51	$606

Analysis of ending balance of allowance for credit losses:
Collective impairment allowance	$499	$34	$533	$51	$584
Specific impairment allowance	13	9	22	—	22
Ending balance	$512	$43	$555	$51	$606

Analysis of ending balance of finance receivables and net investment in operating leases:
Collectively evaluated for impairment	$47,652	$24,243	$71,895	$10,844
Specifically evaluated for impairment	352	68	420	—
Recorded investment (b)	$48,004	$24,311	$72,315	$10,844

Ending balance, net of allowance for credit losses	$47,492	$24,268	$71,760	$10,793
 __________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 33% and 32% of total inventories at
September 30, 2011 and December 31, 2010, respectively. Cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Inventories are summarized as follows (in millions):

	September 30, 2011	December 31, 2010
Raw materials, work-in-process and supplies	$3,307	$2,812
Finished products	4,805	3,970
Total inventories under FIFO	8,112	6,782
Less: LIFO adjustment	(900)	(865)
Total inventories	$7,212	$5,917

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

If we determine that we have operating power and the obligation to absorb losses or right to receive benefits, we consolidate the VIE as the primary beneficiary. Within our Automotive sector, we have operating power when our management has the ability to make key operating decisions, such as decisions regarding product investment or manufacturing production schedules. For our Financial Services sector, we have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

The financial performance of the VIE reflected on our statement of operations at September 30, 2011 and 2010 includes consolidated sales of $10 million and $44 million, respectively, and consolidated cost of sales, selling, administrative, and interest expense of $9 million and $53 million, respectively.

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of September 30, 2011 or December 31, 2010. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically significant activities of the joint venture.

Zeledyne, LLC ("Zeledyne") is a VIE (that is not a joint venture) of which we are not the primary beneficiary as of
September 30, 2011 or December 31, 2010. Zeledyne manufactures and sells glass products for automotive glass markets. Ford provides certain guarantees to Zeledyne. On April 1, 2011, Zeledyne sold a portion of its glass business to Central Glass. As the guarantees are still in place, Zeledyne remains a VIE of which Ford is not the primary beneficiary. The carrying value of our obligation relating to the guarantees to Zeledyne's shareholders was $10 million at September 30, 2011.

Ford Motor Company Capital Trust II ("Trust II") was a VIE of which we were not the primary beneficiary as of December 31, 2010. On March 15, 2011, Ford redeemed the Subordinated Convertible Debentures due to Trust II and, as a result, Trust II was liquidated. For additional discussion of Trust II, see Note 11.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at September 30, 2011 and December 31, 2010 is detailed as follows (in millions):

	September 30, 2011	December 31, 2010	Change in Maximum Exposure
Investments	$260	$417	$(157)
Guarantees	10	10	—
Total maximum exposure	$270	$427	$(157)

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

As residual interest holder, we are exposed to underlying residual and credit risk of the collateral, and are exposed to interest rate risk in some transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollaterization of the assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to our Financial Services sector or its other assets for credit losses on the securitized assets, and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities, although Ford Credit is the co-obligor of the debt of a consolidated VIE up to $250 million for two of our securitization transactions. Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit. In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at September 30, 2011 and December 31, 2010, respectively, and ranged from $0 to $490 million during the first nine months of 2011. In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program ("FCAR").

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 3 and Note 16 for additional information regarding derivatives.

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

	September 30, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.6	$32.5	$26.6
Wholesale	0.4	16.2	9.6
Total finance receivables	3.0	48.7	36.2
Net investment in operating leases	0.4	4.7	2.8
Total *	$3.4	$53.4	$39.0
__________

*
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $323 million at September 30, 2011 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions is as follows (in millions):

	September 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization entities	$169	$94	$26	$222
Ford Credit related to VIE	81	60	134	37
Total including Ford Credit related to VIE *	$250	$154	$160	$259
__________

*	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations is as follows (in millions):

	Third Quarter 2011		Third Quarter 2010
	Derivative Income	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$46	$248	$90	$298

	First Nine Months 2011		First Nine Months 2010
	Derivative Income	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$13	$763	$237	$972

VIEs of which we are not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared between Ford Credit and its joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $77 million and $71 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 9.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology, and each is amortized over its determinable life.

The components of net intangible assets are as follows (in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Automotive Sector
License and advertising agreements	$118	$(45)	$73	$111	$(39)	$72
Land rights	23	(8)	15	23	(7)	16
Patents	25	(17)	8	25	(16)	9
Other	26	(22)	4	28	(23)	5
Total Automotive sector	$192	$(92)	$100	$187	$(85)	$102

Our license and advertising agreements have amortization periods primarily of 5 years to 25 years, our land rights have amortization periods of 40 years to 50 years, our patents have amortization periods primarily of 7 years to 17 years, and our other intangibles (primarily customer contracts and technology) have various amortization periods.

Pre-tax amortization expense for the periods ending September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Pre-tax amortization expense	$3	$22	$9	$74

Amortization for current intangible assets is forecasted to be approximately $12 million in 2011 and each year thereafter.

Item 1. Financial Statements (Continued)

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and other postretirement employee benefits ("OPEB"), such as health care and life insurance, to employees in many of our operations around the world.

Pension and OPEB expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$116	$94	$83	$74	$16	$13
Interest cost	594	631	312	301	83	84
Expected return on assets	(757)	(790)	(356)	(324)	—	—
Amortization of:
Prior service costs/(credits)	86	92	18	18	(151)	(155)
(Gains)/Losses and Other	47	2	84	57	28	25
Separation programs	2	1	71	10	8	1
(Gains)/Losses from curtailments and settlements	—	—	—	—	(23)	(30)
Net expense/(income)	$88	$30	$212	$136	$(39)	$(62)

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Service cost	$350	$282	$247	$241	$47	$41
Interest cost	1,782	1,893	929	940	248	253
Expected return on assets	(2,271)	(2,372)	(1,062)	(1,007)	—	—
Amortization of:
Prior service costs/(credits)	257	278	54	55	(454)	(465)
(Gains)/Losses and Other	139	6	253	184	85	74
Separation programs	5	4	115	20	9	1
(Gains)/Losses from curtailments and settlements	—	—	104	—	(23)	(30)
Net expense/(income)	$262	$91	$640	$433	$(88)	$(126)

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. From time to time, we make contributions beyond those legally required.

Pension. In the first nine months of 2011, we contributed about $1 billion to our worldwide funded pension plans, and made about $300 million of benefit payments directly by the Company for unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $200 million to our funded plans in 2011, and to make an additional $100 million of benefit payments directly by the Company for unfunded plans, for a total of $1.6 billion this year. Based on current assumptions and regulations, we do not expect to have a legal requirement to make a contribution to our major U.S. pension plans in 2011.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS

Debt outstanding is shown below (in millions):

Automotive Sector	September 30, 2011	December 31, 2010
Debt payable within one year
Short-term with non-affiliates	$415	$478
Short-term with unconsolidated affiliates	130	382
Long-term payable within one year
Secured term loan	—	140
Secured revolving loan	—	838
U.S. Department of Energy ("DOE") loans	109	—
Other debt	262	211
Total debt payable within one year	916	2,049
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Unamortized discount	(78)	(81)
Convertible notes	908	908
Unamortized discount	(179)	(199)
Subordinated convertible debentures	—	2,985
Secured term loan	—	3,946
DOE loans	4,243	2,752
EIB loan	701	699
Other debt	883	758
Total long-term debt payable after one year	11,738	17,028
Total Automotive sector	$12,654	$19,077
Fair value of debt	$12,210	$19,260
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,460	$6,634
Other asset-backed short-term debt	2,855	1,447
Ford Interest Advantage (a)	4,931	4,525
Other short-term debt	1,398	801
Total short-term debt	15,644	13,407
Long-term debt
Unsecured debt
Notes payable within one year	9,383	9,524
Notes payable after one year	23,556	26,390
Asset-backed debt
Notes payable within one year	13,726	16,684
Notes payable after one year	19,884	19,208
Unamortized discount	(203)	(403)
Fair value adjustment (b)	688	302
Total long-term debt	67,034	71,705
Total Financial Services sector	$82,678	$85,112
Fair value of debt	$84,613	$88,569
Total Automotive and Financial Services sectors	$95,332	$104,189
Intersector elimination	(201)	(201)
Total Company	$95,131	$103,988
__________

(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt is reported in Automotive accrued liabilities and deferred revenue and was $188 million and $275 million at September 30, 2011 and December 31, 2010, respectively. Interest accrued on Financial Services debt is reported in Financial Services other liabilities and deferred income and was $924 million and about $1 billion at September 30, 2011 and December 31, 2010, respectively. See Note 3 for fair value methodology.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Maturities

Debt maturities at September 30, 2011 were as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(78)	(78)
Convertible notes	—	—	—	—	—	908	908
Unamortized discount (a)	—	—	—	—	—	(179)	(179)
Secured revolving loan	—	—	—	—	—	—	—
U.S. DOE loans	—	218	436	436	436	2,826	4,352
Short-term and other debt (b)	455	375	405	52	758	346	2,391
Total Automotive debt	455	593	841	488	1,194	9,083	12,654

Financial Services Sector
Unsecured debt	8,070	7,772	5,324	3,634	5,756	8,712	39,268
Asset-backed debt	8,456	18,702	7,020	4,047	2,121	2,579	42,925
Unamortized (discount)/premium (a)	4	(30)	(17)	(115)	(7)	(38)	(203)
Fair value adjustments (a) (c)	3	33	78	46	113	415	688
Total Financial Services debt	16,533	26,477	12,405	7,612	7,983	11,668	82,678

Intersector elimination	—	(201)	—	—	—	—	(201)
Total Company	$16,988	$26,869	$13,246	$8,100	$9,177	$20,751	$95,131
__________

(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.

(b)	Primarily non-U.S. affiliate debt and includes the EIB secured loan.

(c)	Adjustments related to designated fair value hedges of unsecured debt.

Item 1. Financial Statements (Continued)
NOTE 11.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	September 30, 2011	December 31, 2010
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,260
__________

(a)	Unregistered industrial revenue bonds.

(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(c)	Listed on the New York Stock Exchange.

(d)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at September 30, 2011 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Convertible Notes

At September 30, 2011, we had outstanding $883 million and $25 million principal of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes") and December 15, 2036 ("2036 Convertible Notes"), respectively. Subject to certain limitations relating to the price of Ford Common Stock, the 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009). The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

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

Liability, equity, and if-converted components of our Convertible Notes are summarized as follows (in millions):

			Total Effective Interest Rate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Liability component
4.25% Debentures due December 15, 2016	$768	$768	9.2%	9.2%
4.25% Debentures due December 15, 2016 (underwriter option)	115	115	8.6%	8.6%
Subtotal Convertible Debt due December 15, 2016	883	883
4.25% Debentures due December 20, 2036	25	25	10.5%	10.5%
Unamortized discount	(179)	(199)
Net carrying amount	$729	$709

Equity component of outstanding debt (a)	$(225)	$(225)
Share value in excess of principal value, if converted (b)	$36	$732
__________

(a)	Recorded in Capital in excess of par value of stock.

(b)	Based on share price of $9.67 and $16.79 as of September 30, 2011 and December 31, 2010, respectively.

We recognized interest cost on our Convertible Notes as follows (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Contractual interest coupon	$10	$37	$29	$110
Amortization of discount	7	23	20	68
Total interest cost on Convertible Notes	$17	$60	$49	$178

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

In the first quarter of 2011, pursuant to the redemption notice provided to the property trustee of Trust II, we redeemed in whole the Subordinated Convertible Debentures due to Trust II at a price of $100.66 per $100 principal amount of such debentures, plus accrued and unpaid interest of $1.08 per debenture. The proceeds from the redemption of the Subordinated Convertible Debentures were used by Trust II to redeem in whole the Trust Preferred Securities at a price of $50.33 per $50 liquidation preference of such securities, plus accrued and unpaid distributions of $0.54 per security. Redemption of these securities resulted in a reduction of about $3 billion in Automotive debt and lower annualized interest costs of about $190 million. It also resulted in a 2011 first quarter pre-tax charge of $60 million in Automotive interest income and other non-operating income/(expense), net.

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

Secured Term Loan and Revolving Loan

2011 Secured Term Loan Actions. In the second and third quarters of 2011, we made optional prepayments of $2.2 billion and $1.8 billion, respectively, to the term loan lenders. In addition, in the second quarter of 2011 we also made a required payment of $67 million to the term lenders as a result of the completion of the true-up of the purchase price adjustments related to the sale of Volvo. As a result, we have repaid in full all amounts related to the term loans under our Secured Credit Agreement.

2011 Secured Revolver Actions. In the second quarter of 2011, we made an optional prepayment of $838 million on revolving loans under our Secured Credit Agreement that were scheduled to mature on December 15, 2011. Such amounts will remain available for borrowing through December 15, 2011 as the commitments of the revolving lenders were not reduced.

Commitments under the revolving credit facility of our secured Credit Agreement totaled $9.7 billion, with $821 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013. Pursuant to our Credit Agreement, at September 30, 2011, we had $9.5 billion available to be drawn under the revolving facility and had outstanding $235 million of letters of credit under the revolving facility.

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

In the second quarter of 2010, we made the scheduled payment due on Note A and Note B to the UAW VEBA Trust of $249 million and $610 million in cash, respectively. In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A for cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit. Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us. The purchase price for Note A was based on the contractual pre-payment amount less an agreed-upon discount of 2%. Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion. As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the third quarter of 2010 in Automotive interest income and other non-operating income/(expense), net. In relation to the combined $859 million scheduled principal payments made under Note A and Note B on June 30, 2010, $333 million of discount was amortized and reported in Interest expense in the first nine months of 2010.

In the fourth quarter of 2010, we pre-paid the remaining outstanding principal amount of Note B, which fully satisfied our obligations to the UAW VEBA Trust.

DOE Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $4.4 billion in loans as of September 30, 2011. Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement. Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

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

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB. Proceeds of loans drawn under the facility are being used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $701 million of loans at September 30, 2011. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government). Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

Financial Services Sector

Debt Repurchases and Calls

From time to time and based on market conditions, our Financial Services sector may repurchase or call some of its outstanding unsecured and asset-backed debt. If our Financial Services sector has excess liquidity, and it is an economically favorable use of its available cash, it may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the third quarter and first nine months of 2011, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $809 million (including $1 million maturing in 2011) and $2.3 billion, respectively, of its unsecured debt. There were no repurchase or call transactions for asset-backed debt during 2011. As a result, our Financial Services sector recorded a pre-tax loss of $31 million and a pre-tax loss of $67 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net in the third quarter and first nine months of 2011, respectively.

In the third quarter and first nine months of 2010, through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $1.0 billion and $3.4 billion, respectively, of its unsecured debt and asset-backed debt. As a result, our Financial Services sector recorded a pre-tax loss of $26 million and a pre-tax loss of $86 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net, in the third quarter and first nine months of 2010, respectively.

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

Item 1. Financial Statements (Continued)

NOTE 11.  DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our Financial Services sector's asset-backed debt arrangements that are included in our financial statements (in billions):

	September 30, 2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.0	$48.7	$36.2
Net investment in operating leases	0.4	4.7	2.8
Total	$3.4	$53.4	$39.0
Non-VIE
Finance receivables (b)	$0.2	$4.3	$3.9
Total securitization transactions
Finance receivables	$3.2	$53.0	$40.1
Net investment in operating leases	0.4	4.7	2.8
Total	$3.6	$57.7	$42.9

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.3	$50.5	$37.2
Net investment in operating leases	0.8	6.1	3.0
Total	$4.1	$56.6	$40.2
Non-VIE
Finance receivables (b)	$0.2	$4.1	$3.7
Total securitization transactions
Finance receivables	$3.5	$54.6	$40.9
Net investment in operating leases	0.8	6.1	3.0
Total	$4.3	$60.7	$43.9
__________

(a)	Includes assets to be used to settle liabilities of the consolidated VIEs. See Note 8 for additional information on Financial Services sector VIEs.

(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $323 million and $334 million at September 30, 2011 and December 31, 2010, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $78 million and $87 million at September 30, 2011 and December 31, 2010, respectively, that is secured by property.

Automotive Acquisition of Financial Services Debt. During 2008 and 2009 we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million. During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million. We recognized a gain on extinguishment of debt of $9 million on the transaction in Automotive interest income and other non-operating income/(expense), net.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $201 million at September 30, 2011 and December 31, 2010, respectively. On our sector balance sheet, the debt is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

Item 1. Financial Statements (Continued)

NOTE 12.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ending September 30 (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Interest income	$101	$71	$291	$178
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(41)	19	(35)	52
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	1	(20)	34	(2)
Gains/(Losses) on extinguishment of debt *	—	—	(60)	49
Other	37	18	107	59
Total	$98	$88	$337	$336
__________

*	See Note 11 for description of the debt transactions.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ending September 30 (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Interest income (investment-related)	$29	$25	$66	$63
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(4)	17	21	38
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(9)	1	(9)	3
Gains/(Losses) on extinguishment of debt *	(31)	(26)	(67)	(86)
Investment and other income related to sales of receivables	1	—	1	1
Insurance premiums earned, net	31	25	77	75
Other	159	66	225	207
Total	$176	$108	$314	$301
__________

*	See Note 11 for description of the debt transactions.

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

Item 1. Financial Statements (Continued)

NOTE 14.  HELD-FOR-SALE OPERATIONS, DISPOSITIONS AND ACQUISITIONS

Automotive Sector

Held-for-Sale Operations

Russia.  During the second quarter of 2011, we signed an agreement with Sollers OJSC establishing a new 50-50 joint venture in Russia. On October 1, 2011, we launched the Ford Sollers joint venture. We contributed our operations in Russia, consisting primarily of a manufacturing plant in Vsevolozhsk, near St. Petersburg, and access to our Russian dealership network. Sollers contributed two production facilities and will support the joint venture through its manufacturing capabilities, knowledge of the Russian market, experience in distribution, and work with the Russian supply base. The joint venture primarily will be engaged in manufacturing a range of Ford passenger cars and light commercial vehicles. The joint application by Ford and Sollers to the Russian government for participation in the new industrial assembly regime, which will reduce import duties for parts imported into Russia, was approved by the Ministry of Economic Development and Trade on June 1, 2011.

At June 30, 2011, we classified the assets and liabilities of our operations in Russia as held for sale on our balance sheet and suspended depreciation and amortization on those assets. The assets and liabilities of our operations in Russia that are classified as held for sale are summarized as follows (in millions):

September 30, 2011
Assets
Cash and cash equivalents	$69
Receivables	54
Inventories	145
Net property	221
Other assets	13
Total assets of held-for-sale operations	502
Less: Inter-company asset balances	—
Consolidated total assets of held-for-sale operations *	$502
Liabilities
Trade payables	$215
Other payables	8
Accrued liabilities	20
Total liabilities of held-for-sale operations	243
Less: Inter-company liability balances	134
Consolidated total liabilities of held-for-sale operations *	$109
__________
* As of September 30, 2011, inter-company items and transactions have been eliminated in both the consolidated and sector balance sheets. Upon closing, Ford Sollers will assume the inter-company liabilities. Accordingly, we have presented those balances in the table for informational purposes.

In the fourth quarter, we will deconsolidate our operations in Russia and record an equity method investment in Ford Sollers at fair value for our non-controlling interest. As a result of the transaction and formation of the joint venture, we expect to recognize a gain on the sale.

Dispositions

Automotive Components Holdings, LLC ("ACH"). On June 1, 2011, ACH completed the legal sale of its blow-molded fuel tank business presently located at its Milan plant to Inergy Automotive Systems. As a result of the terms of the arrangement, the value of the property remains on our balance sheet and is being amortized over the term of the new supply agreement.

Volvo. On August 2, 2010, we completed the sale of Volvo and related assets. As agreed, Volvo retained or acquired certain assets presently used by Volvo, consisting principally of ownership of, or licenses to use, certain intellectual property. During the first quarter of 2011, the final true-up of the purchase price was adjusted upward by $9 million, lowering our pre-tax loss on the sale to $14 million.

Acquisitions

CPF. On March 15, 2011, we acquired the remaining interest in CPF, formerly Tekfor Cologne GmbH. CPF was a 50/50 joint venture with Neumayer Tekfor GmbH, which previously was consolidated as a variable interest entity. For additional discussion on the CPF acquisition, see Note 8.

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

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, we issued warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share. On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us. In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock. We received no proceeds from the offering. All warrants are fully exercisable and expire January 1, 2013. The net dilutive effect for warrants, shown below, includes approximately 71 million and 125 million dilutive shares for third quarter 2011 and first nine months 2011, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of September 30, 2011.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$1,649	$1,687	$6,598	$6,371
Effect of dilutive 2016 Convertible Notes (a)	15	47	45	138
Effect of dilutive 2036 Convertible Notes (a)	—	10	1	30
Effect of dilutive Trust Preferred Securities (a) (b)	—	44	38	137
Diluted income/(loss) from continuing operations	$1,664	$1,788	$6,682	$6,676

Basic and Diluted Shares
Basic Shares (Average shares outstanding)	3,800	3,446	3,790	3,408
Net dilutive options and warrants	133	193	202	197
Dilutive 2016 Convertible Notes	95	309	95	309
Dilutive 2036 Convertible Notes	3	63	3	63
Dilutive Trust Preferred Securities (b)	—	163	44	163
Diluted shares	4,031	4,174	4,134	4,140
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

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

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI") to income and/or recognized directly in income (in millions):

	Third Quarter 2011			First Nine Months 2011
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$60	$45	$(4)	$254	$81	$(2)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts - operating exposures			$48			$61
Commodity contracts			(344)			(356)
Other – warrants			(3)			(2)
Total			$(299)			$(297)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$45			$178
Ineffectiveness (a)			(6)			(22)
Total			$39			$156
Derivatives not designated as hedging instruments:
Interest rate contracts			$11			$7
Foreign currency exchange contracts			12			(26)
Cross-currency interest rate swap contracts			33			2
Other (b)			83			85
Total			$139			$68
 __________
(a) For the third quarter and first nine months of 2011, hedge ineffectiveness reflects change in fair value on derivatives of $372 million gain and $418 million gain, respectively, and change in fair value on hedged debt of $378 million loss and $440 million loss, respectively.
(b) Reflects gains/(losses) for derivative features included in the FUEL notes (see Note 3).

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Third Quarter 2010			First Nine Months 2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$67	$(20)	$—	$16	$(33)	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts - operating exposures			$50			$(150)
Commodity contracts			25			10
Other – warrants			—			1
Total			$75			$(139)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$60			$165
Ineffectiveness *			3			3
Total			$63			$168
Derivatives not designated as hedging instruments:
Interest rate contracts			$25			$56
Foreign currency exchange contracts			65			(25)
Cross-currency interest rate swap contracts			(80)			8
Total			$10			$39
 __________

*
For the third quarter and first nine months of 2010, hedge ineffectiveness reflects change in fair value on derivatives of $83 million gain and $238 million gain, respectively, and change in fair value on hedged debt of $80 million loss and $235 million loss, respectively.

In the third quarter of 2010, a net gain of $7 million of foreign currency translation on net investment hedges was transferred from Accumulated other comprehensive income/(loss) to earnings due to the sale of investments in foreign affiliates.

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The following tables summarize the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2011
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$12,399	$272	$139

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	2,177	130	62
Commodity contracts	2,475	—	352
Other – warrants	12	3	—
Total derivatives not designated as hedging instruments	4,664	133	414

Total Automotive sector derivative instruments	$17,063	$405	$553

Financial Services Sector
Fair value hedges:
Interest rate contracts	$7,084	$501	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	61,728	954	253
Foreign currency exchange contracts	6,086	125	47
Cross-currency interest rate swap contracts	1,025	8	7
Other *	2,500	158	—
Total derivatives not designated as hedging instruments	71,339	1,245	307

Total Financial Services sector derivative instruments	$78,423	$1,746	$307
 __________

*	Represents derivative features included in the FUEL notes (see Note 3).

Item 1. Financial Statements (Continued)

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	December 31, 2010
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$1,324	$8	$15

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	2,201	50	78
Commodity contracts	846	69	6
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	3,059	124	84

Total Automotive sector derivative instruments	$4,383	$132	$99

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments:
Interest rate contracts	52,999	709	322
Foreign currency exchange contracts	3,835	24	73
Cross-currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	58,306	758	584

Total Financial Services sector derivative instruments	$67,132	$1,261	$591

On our consolidated balance sheet, Automotive and Financial Services sectors report derivative assets in Other assets.  On our consolidated balance sheet, derivative liabilities are reported in Payables for our Automotive sector and in Accrued liabilities and deferred revenue for our Financial Services sector.

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

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on September 30, 2011 was $2.2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at September 30, 2011 and December 31, 2010, our adjustment reduced derivative assets by $5 million and less than $1 million, respectively, and reduced derivative liabilities by $8 million and less than $1 million, respectively. For our Financial Services sector, at September 30, 2011 and December 31, 2010, our adjustment reduced derivative assets by $57 million and $10 million, respectively, and reduced derivative liabilities by $5 million and $4 million, respectively. See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. We posted $0 and $11 million as of September 30, 2011 and December 31, 2010, respectively, which is reported in Other assets on our consolidated balance sheet.

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

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
Third Quarter 2011
Revenues
External customer	$17,927	$2,979	$7,787	$2,350	$—	$—	$31,043
Intersegment	57	—	193	—	—	—	250
Income
Income/(Loss) before income taxes	1,550	276	(306)	(43)	(138)	(98)	1,241
Total assets at September 30	31,733	6,667	22,204	6,210	—	—	66,814

Third Quarter 2010
Revenues
External customer	$16,205	$2,443	$6,223	$1,849	$—	$872	$27,592
Intersegment	186	—	209	—	—	1	396
Income
Income/(Loss) before income taxes	1,588	241	(196)	30	(369)	(168)	1,126
Total assets at September 30 *							72,438
__________

*	Total assets by operating segment not available.

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
Third Quarter 2011
Revenues
External customer	$1,918	$86	$—	$—	$2,004	$—	$33,047
Intersegment	135	—	—	—	135	(385)	—
Income
Income/(Loss) before income taxes	581	24	—	—	605	—	1,846
Total assets at September 30	97,483	8,928	—	(7,199)	99,212	(3,286)	162,740

Third Quarter 2010
Revenues
External customer	$2,222	$79	$—	$—	$2,301	$—	$29,893
Intersegment	104	3	—	—	107	(503)	—
Income
Income/(Loss) before income taxes	766	(5)	—	—	761	—	1,887
Total assets at September 30	108,619	8,637	—	(7,078)	110,178	(5,538)	177,078
__________

*	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

NOTE 17.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Nine Months 2011
Revenues
External customer	$55,330	$8,229	$25,492	$6,506	$—	$—	$95,557
Intersegment	194	—	710	—	—	—	904
Income
Income/(Loss) before income taxes	5,302	753	163	(9)	(463)	(431)	5,315
Total assets at September 30	31,733	6,667	22,204	6,210	—	—	66,814

First Nine Months 2010
Revenues
External customer	$47,245	$7,077	$21,419	$5,229	$—	$8,080	$89,050
Intersegment	516	—	580	—	—	13	1,109
Income
Income/(Loss) before income taxes	4,739	729	233	166	(1,311)	(138)	4,418
Total assets at September 30 *							72,438
__________

*	Total assets by operating segment not available.

	Financial Services Sector					Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total	Elims *	Total
First Nine Months 2011
Revenues
External customer	$5,880	$251	$—	$—	$6,131	$—	$101,688
Intersegment	423	3	—	—	426	(1,330)	—
Income
Income/(Loss) before income taxes	1,898	15	—	—	1,913	—	7,228
Total assets at September 30	97,483	8,928	—	(7,199)	99,212	(3,286)	162,740

First Nine Months 2010
Revenues
External customer	$7,243	$233	$—	$—	$7,476	$—	$96,526
Intersegment	350	10	—	—	360	(1,469)	—
Income
Income/(Loss) before income taxes	2,482	(31)	—	—	2,451	—	6,869
Total assets at September 30	108,619	8,637	—	(7,078)	110,178	(5,538)	177,078
__________

*	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES

Guarantees

At September 30, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

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

	September 30, 2011	December 31, 2010
Maximum potential payments	$467	$500
Carrying value of recorded liabilities related to guarantees	37	43

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

Item 1. Financial Statements (Continued)

NOTE 18.  COMMITMENTS AND CONTINGENCIES (Continued)

For the remaining cases, where our historical experience with similar claims is of more limited value (i.e., "non-pattern cases"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern cases, we evaluate whether there is a reasonable possibility of material loss in excess of any accrual. We currently estimate the aggregate risk of reasonably possible loss in excess of our accruals for all material matters to be a range of up to about $2.6 billion. Our estimate includes matters in which an adverse judgment has been entered against the Company that we believe is unlikely to be upheld on appeal.

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

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	First Nine Months
	2011	2010
Beginning balance	$2,646	$3,147
Payments made during the period	(1,535)	(1,658)
Changes in accrual related to warranties issued during the period	1,384	1,163
Changes in accrual related to pre-existing warranties	164	113
Foreign currency translation and other	(35)	(54)
Ending balance	$2,624	$2,711

Excluded from the table above are costs accrued for product recalls and customer satisfaction actions.

Item 1. Financial Statements (Continued)

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS

Components of equity/(deficit) attributable to Ford Motor Company and its noncontrolling interests are as follows (in millions):

	2011			2010
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, January 1	$(673)	$31	$(642)	$(7,820)	$38	$(7,782)
Total comprehensive income/(loss)
Net income/(loss)	2,551	5	2,556	2,085	—	2,085
Other comprehensive income/(loss):
Foreign currency translation	590	(2)	588	(489)	—	(489)
Net gain/(loss) on derivative instruments	117	—	117	(1)	—	(1)
Employee benefit-related	(78)	—	(78)	157	—	157
Net holding gain/(loss)	—	—	—	(2)	—	(2)
Total other comprehensive income/(loss)	629	(2)	627	(335)	—	(335)
Total comprehensive income/(loss)	3,180	3	3,183	1,750	—	1,750
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	(80)	—	(80)	596	—	596
Dividends	—	—	—	—	—	—
Other	(1)	5	4	(1)	—	(1)
Ending balance, March 31	$2,426	$39	$2,465	$(5,475)	$38	$(5,437)

Beginning balance, April 1	$2,426	$39	$2,465	$(5,475)	$38	$(5,437)
Total comprehensive income/(loss)
Net income/(loss)	2,398	2	2,400	2,599	(3)	2,596
Other comprehensive income/(loss):
Foreign currency translation	248	—	248	(1,240)	—	(1,240)
Net gain/(loss) on derivative instruments	17	—	17	(28)	—	(28)
Employee benefit-related	183	—	183	190	—	190
Net holding gain/(loss)	—	—	—	—	—	—
Total other comprehensive income/(loss)	448	—	448	(1,078)	—	(1,078)
Total comprehensive income/(loss)	2,846	2	2,848	1,521	(3)	1,518
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	39	—	39	377	—	377
Dividends	—	—	—	—	(2)	(2)
Other	(2)	—	(2)	3	—	3
Ending balance, June 30	$5,309	$41	$5,350	$(3,574)	$33	$(3,541)

Item 1. Financial Statements (Continued)

NOTE 19.  EQUITY/(DEFICIT) ATTRIBUTABLE TO FORD MOTOR COMPANY AND NONCONTROLLING INTERESTS (Continued)

	2011			2010
	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)	Equity/(Deficit) Attributable to Ford Motor Company	Equity/(Deficit) Attributable to Noncontrolling Interests	Total Equity/ (Deficit)
Beginning balance, July 1	$5,309	$41	$5,350	$(3,574)	$33	$(3,541)
Total comprehensive income/(loss)
Net income/(loss)	1,649	3	1,652	1,687	1	1,688
Other comprehensive income/(loss):
Foreign currency translation	(1,317)	—	(1,317)	(459)	(1)	(460)
Net gain/(loss) on derivative instruments	43	—	43	65	—	65
Employee benefit-related	241	—	241	62	—	62
Net holding gain/(loss)		—	—	—	—	—
Total other comprehensive income/(loss)	(1,033)	—	(1,033)	(332)	(1)	(333)
Total comprehensive income/(loss)	616	3	619	1,355	—	1,355
Other changes in equity:
Capital in excess of par value of stock for equity issuances, debt conversion, employee benefit plans, and other	57	—	57	431	—	431
Dividends	—	—	—	—	—	—
Other	—	—	—	15	—	15
Ending balance, September 30	$5,982	$44	$6,026	$(1,773)	$33	$(1,740)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $1.6 billion or $0.41 per share of Common and Class B Stock in the third quarter of 2011, a decrease of $38 million or $0.02 per share from net income attributable to Ford Motor Company in the third quarter of 2010. Our net income attributable to Ford Motor Company was $6.6 billion or $1.62 per share of Common and Class B Stock in the first nine months of 2011, an increase of $227 million or $0.01 per share from net income attributable to Ford Motor Company in the first nine months of 2010.

Total Company results are shown below:

	Third Quarter		First Nine Months
	2011	Better/(Worse) 2010	2011	Better/(Worse) 2010
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income/(Loss)
Pre-tax results (excl. special items)	$1,944	$(111)	$7,659	$652
Special items	(98)	70	(431)	(293)
Pre-tax results (incl. special items)	1,846	(41)	7,228	359
(Provision for)/Benefit from income taxes	(194)	5	(620)	(120)
Net income/(loss)	1,652	(36)	6,608	239
Less: Income/(Loss) attributable to noncontrolling interests	3	2	10	12
Net income/(loss) attributable to Ford	$1,649	$(38)	$6,598	$227

Automotive Gross Cash (Bils.)	$20.8	$(3.0)	$20.8	$(3.0)

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

The following table details Automotive sector special items in each category:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Personnel-reduction actions	$(81)	$3	$(213)	$(110)
Mercury discontinuation/Other dealer actions	(42)	(43)	(104)	(290)
Job Security Benefits/Other	29	7	33	75
Total Personnel and Dealer-Related Items	(94)	(33)	(284)	(325)
Other Items
Belgium pension settlement	—	—	(104)	—
Trust Preferred redemption	—	—	(60)	—
Sale of Volvo and related charges *	(1)	(102)	8	180
Gain on debt reduction actions	—	—	—	40
Other (incl. foreign currency translation adjustment)	(3)	(33)	9	(33)
Total Other Items	(4)	(135)	(147)	187
Total Special Items	$(98)	$(168)	$(431)	$(138)
__________

*
Beginning in 2010, because Volvo's results were no longer indicative of our ongoing operations, we categorized Volvo's revenue and corresponding wholesales, costs, and expenses as special items.  On August 2, 2010, we completed the sale of Volvo and related assets.  Gains or losses and other costs related to the sale also are included in "Sale of Volvo and related charges."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Provision for/(Benefit from) income taxes is a tax provision of $99 million and $57 million for the third quarter of 2011 and 2010, respectively, and a tax provision of $66 million for the first nine months of 2011 and a tax benefit of $132 million for the first nine months of 2010, that we consider to be special items. These primarily consist of the tax effects of the pre-tax special items listed above, the impact of changes in tax laws on deferred tax balances, and changes in our assessment of the need for valuation allowance in each jurisdiction.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and total Automotive sector results and total Financial Services sector results exclude special items unless otherwise specifically noted.

The chart below details third quarter 2011 pre-tax operating results by sector:

TOTAL COMPANY
2011 THIRD QUARTER PRE-TAX RESULTS

Millions
$1,944
$1,339
Ford Credit $581
Other 24
$605
Total
Automotive
Financial Services

Memo:

	Total	Automotive	Financial Services
B / (W) 2010 3Q	$(111)	$ 45	$(156)
B / (W) 2011 2Q	(934)	(937)	3

As shown in the memo above, total Company pre-tax operating profit in the third quarter decreased by $111 million compared with a year ago, although Automotive results improved by $45 million. Compared with second quarter, total Company pre-tax operating profit in the third quarter decreased by $934 million, more than explained by Automotive results, reflecting seasonal plant shutdowns and higher commodity costs.

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

Total Automotive. The charts below detail third quarter key metrics and the change in third quarter 2011 pre-tax operating results compared with third quarter 2010 by causal factor. Automotive operating margin is defined as Automotive pre-tax operating results, excluding special items and Other Automotive, divided by Automotive revenue.

We are continuing to invest for future growth, focused on developing outstanding products with segment-leading quality, fuel efficiency, safety, smart design, and value. Although this is increasing costs in the short term, it is in line with our plan. These actions also are driving higher volume and stronger transaction prices.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2011 THIRD QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
1,253
1,346
2010
2011
Revenue (Bils.)
$26.7
$31.1
2010
2011
Pre-Tax Results (Mils.)
$1,294
$1,339
2010
2011
Operating Margin (Pct.)
6.2%
4.8%
2010
2011

Memo:								
First Nine Months	3,924	4,268	$80.9	$95.6	$4,556	$5,746	7.3%	6.5%

AUTOMOTIVE SECTOR
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Billions
$ -
$1.3
$1.3
Pricing $0.7
Incentives 0.2
$0.9
Mfg. / Engineering $(0.1)
$0.5
$0.1
$ -
$(0.1)
Industry $ 0.3
Market Share 0.2
Stocks -
Mix / Other (0.4)
Net Interest $0.2
Fair Mkt. Value / Other 0.3
Commodities $(0.5)
Commodity Hedging (0.4)
Material Excl. Commod. (0.3)
Warranty / Freight (0.2)
$(1.4)
2010 3Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Net Interest / Other

As shown above, wholesales and revenue increased in the third quarter and first nine months of 2011 compared with the prior year. The decline in operating margin for the third quarter and first nine months of 2011 can be more than explained by higher commodity costs, as discussed below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive pre-tax operating profit in the third quarter was $1.3 billion, an increase of $45 million from third quarter 2010. The increase in earnings is explained by higher net pricing in each of our Automotive operations, lower interest expense net of interest income (due primarily to debt repayments made since the third quarter of 2010), and favorable volume and mix in North and South America. This was offset partially by higher contribution costs -- which include material costs, warranty expense, and freight and duty costs. About two-thirds of the increase in contribution costs is due to commodities. In addition to higher commodity costs compared with a year ago, we recognized unfavorable mark-to-market adjustments of about $350 million on commodity hedges driven by a sharp decline in commodity prices mainly in the latter part of September 2011.

We use hedging to provide cash flow protection against commodity price volatility. As commodity prices go up, the market value of our commodity hedges increases; as commodity prices go down, the market value of our hedges decreases. These changes in market value do not have an immediate cash impact, although the change in value is reflected in current earnings. These mark-to-market adjustments will either reverse should commodity prices increase, or be offset by the benefit of lower commodity prices in the future.

As shown in the memo of the chart above, for the first nine months of 2011, wholesales and revenue were higher compared with a year ago. The decline in operating margin can be more than explained by higher commodity costs. The increase in pre-tax operating profit for the first nine months of 2011 was more than explained by higher net pricing, favorable volume and mix, and lower interest expense net of interest income, offset partially by higher costs.

AUTOMOTIVE SECTOR
2011 THIRD QUARTER PRE-TAX RESULTS
COMPARED WITH 2011 SECOND QUARTER

Billions

$(1.0)
$2.3
$1.3
Industry $(0.3)
Market Share (0.3)
Stocks (0.3)
Mix / Other (0.2)
$(1.1)
Pricing $ 0.2
Incentives (0.2)
$ -
$(0.4)
Commodities $(0.1)
Commodity Hedging (0.3)
Material Excl. Commod. 0.1
Warranty / Freight (0.1)
Mfg. / Engineering $0.3
Advert. & Sales Promo. 0.1
Total Structural Costs $0.4
$0.4
$(0.1)
$0.2
2011 2Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Net Interest / Other

As shown in the chart above, total Automotive pre-tax operating profit decreased by $937 million in the third quarter 2011 compared with second quarter 2011. The decrease in earnings is primarily explained by normal seasonal reduction in volume due to summer plant shutdowns in North America and Europe, as well as higher contribution costs due to commodities; lower structural costs are a partial offset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for third quarter 2011 and 2010 was $29.8 billion and $26.3 billion, respectively, a difference of $3.5 billion. Total costs and expenses for the first nine months of 2011 and 2010 was $90.3 billion and $83.9 billion, respectively, a difference of $6.4 billion. An explanation of the third quarter and first nine months of 2011 change as reconciled to our income statement is shown below (in billions):

	2011 Better/(Worse) 2010
	Third Quarter	First Nine Months
Explanation of Change:
Volume and Mix, Exchange, and Other	$(3.0)	$(10.2)
Contribution Costs (a)
Commodity Costs (Incl. Hedging)	(0.9)	(1.7)
Material Costs Excluding Commodity Costs	(0.3)	(1.0)
Warranty / Freight	(0.2)	(0.4)
Other Costs (a)
Structural Costs	(0.1)	(1.1)
Other	—	0.1
Special Items (b)	1.0	7.9
Total	$(3.5)	$(6.4)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

(b)	Special items primarily reflect the non-recurrence of Volvo costs and expenses in 2011.

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for the third quarter of 2011.

AUTOMOTIVE SECTOR
2011 THIRD QUARTER PRE-TAX RESULTS

Millions
$1,339
$1,550
$276
$(306)
$(43)
$(138)
Net Interest $(101)
Fair Market Value Adj. (37)
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:

	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2010 3Q	$ 45	$ (38)	$35	$(110)	$(73)	$231
B / (W) 2011 2Q	(937)	(358)	9	(482)	(44)	(62)

Total Automotive pre-tax operating profit of $1.3 billion was led by Ford North America, with a profit reported also for Ford South America. Ford Europe and Ford Asia Pacific Africa each incurred a loss. In the third quarter, the loss in Other Automotive was $138 million, an improvement of $231 million from a year ago; for the first nine months, the loss in Other Automotive improved by about $800 million compared with the same period a year ago. These improvements primarily reflect lower interest expense net of interest income as a result of significant debt reduction actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail third quarter key metrics and the change in third quarter 2011 pre-tax operating profit compared with third quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 THIRD QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
592
642
2010
2011
Revenue (Bils.)
$16.2
$18.0
2010
2011
Pre-Tax Results (Mils.)
$1,588
$1,550
2010
2011
Operating Margin (Pct.)
9.8%
8.6%
2010
2011

Memo:								
First Nine Months	**1,798**	**1,993**	**$47.2**	**$55.4**	**$4,739**	**$5,302**	**10.0%**	**9.6%**
Third Quarter (U.S. Market)								
U.S. Industry SAAR (Mils.)	**11.7**	**12.7**						
U.S. Market Share	**15.9%**	**16.3%**

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Billions
$ -
$1.6
$1.6
U.S. Industry $ 0.3
U.S. Share 0.1
Mix / Other (0.2)
$0.2
Pricing $0.5
Incentives 0.2
$0.7
Commodities Incl. Hedging $(0.6)
Material Excl. Commod. (0.3)
Warranty / Freight (0.2)
$(1.1)
Mfg. / Engineering $(0.1)
$(0.1)
$ -
$0.3
2010 3Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

B / (W) Than 2011 2Q	$(0.3)	$(0.7)	$0.1	$(0.2)	$0.3	$ -	$0.2

As shown above, wholesales and revenue improved in the third quarter and first nine months of 2011 compared with the prior year. Lower operating margin for the third quarter and first nine months of 2011 can be more than explained by unfavorable commodity hedging adjustments.

Ford North America reported a pre-tax operating profit of $1.6 billion, essentially unchanged from a year ago. Higher net pricing reflects the strength of our brand and products, a disciplined approach to incentive spending, and our ongoing practice to match production to customer demand. Favorable volume and mix was more than explained by higher U.S. industry and improved market share, offset partially by adverse mix. The increase in contribution costs primarily reflects higher commodity costs, including about $300 million of hedging adjustments, and higher material cost excluding commodities -- mainly costs associated with our new products.

As shown in the memo above, pre-tax operating profit in the third quarter 2011 decreased by about $300 million compared with second quarter 2011, more than explained by seasonal volume reduction due to summer plant shutdowns and commodity hedging adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail third quarter key metrics and the change in third quarter 2011 pre-tax operating profit compared with third quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 THIRD QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)
116
133
2010
2011
Revenue (Bils.)
$2.5
$3.0
2010
2011
Pre-Tax Results (Mils.)
$241
$276
2010
2011
Operating Margin (Pct.)
9.6%
9.3%
2010
2011

	Wholesales 2010	Wholesales 2011	Revenue 2010	Revenue 2011	Pre-Tax 2010	Pre-Tax 2011	Margin 2010	Margin 2011
Memo:								
First Nine Months	347	382	$7.1	$8.2	$729	$753	10.3%	9.2%
Third Quarter								
Industry SAAR (Mils.)*	5.0	5.4						
Market Share*	9.5%	9.3%						

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$35
$241
$276
Industry $22
Share 9
Stock 39
Mix / Other 1
$71
Pricing $160
Incentives (84)
$76
Commodities $(64)
Material Excl. Commod. 2
Warranty / Freight (3)
$(65)
Mfg. / Engineering $ (22)
Advert. & Sales Promo. (4)
Overhead / Other (75)
Total Structural Costs $(101)
$(101)
$(8)
$62
2010 3Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

B / (W) Than 2011 2Q	$9	$29	$(20)	$6	$(3)	$11	$(14)

As shown above, wholesales and revenue increased compared with a year ago. Lower operating margin in the third quarter and first nine months of 2011 can be more than explained by higher commodity costs.

Ford South America reported a pre-tax operating profit of $276 million, compared with a profit of $241 million a year ago. The increase in earnings primarily reflects favorable net pricing, volume and mix, and other profits, offset partially by higher structural costs, driven by local inflation, and higher commodity costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail third quarter key metrics and the change in third quarter 2011 pre-tax operating profit compared with third quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2011 THIRD QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)*
340
357
2010
2011
Revenue (Bils.)
$6.2
$7.8
2010
2011
Pre-Tax
Results (Mils.)
$(196)
$(306)
2010
2011
Operating
Margin (Pct.)
(3.2)%
(3.9)%
2010
2011

	Wholesales 2010	Wholesales 2011	Revenue 2010	Revenue 2011	Pre-Tax Results 2010	Pre-Tax Results 2011	Operating Margin 2010	Operating Margin 2011
Memo:								
First Nine Months	1,176	1,211	$21.4	$25.5	$233	$163	1.1%	0.6%
Third Quarter								
Industry SAAR (Mils.)**	14.5	15.0						
Market Share**	8.4%	8.5%						

* Includes Ford brand vehicles sold in Turkey by our unconsolidated affiliate, although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
Industry $ 22
Share 11
Stocks 13
Mix / Other (110)
Pricing $28
Incentives 32
$142
$60
$(196)
$(110)
$(306)
$(64)
$(177)
$(48)
$(23)
Mfg. / Engineering $ 33
Advert. & Sales Promo. 2
Overhead / Other 87
Total Structural Costs $122
All Other $ 20
Commodities Incl. Hedging $(175)
Material Excl. Commod. 2
Warranty / Freight (4)
2010 3Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Costs
Exchange
Other

	2011 3Q	Volume / Mix	Net Pricing	Contribution Cost	Other Costs	Exchange	Other
B / (W) Than 2011 2Q	$(482)	$(378)	$(89)	$(253)	$127	$(33)	$144

As shown above, wholesales and revenue increased compared with a year ago. The increase in revenue in third quarter 2011 primarily reflects favorable exchange and volume and mix. Lower operating margin in the third quarter and first nine months can be more than explained by higher commodity costs.

Ford Europe reported a pre-tax operating loss of $306 million, compared with a loss of $196 million a year ago. Despite the deteriorating and uncertain economic environment in Europe, market factors (volume and mix and net pricing) were about unchanged in total compared with a year ago, and structural costs improved. The decline in earnings is more than explained by higher commodity costs and hedging adjustments, as well as unfavorable exchange.

As shown in the memo, third quarter pre-tax results were $482 million worse than second quarter. This reflects unfavorable volume and mix, mainly because of a seasonal reduction in volume due to summer plant shutdown, higher commodity costs, lower net pricing due to increased incentives, and unfavorable exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail third quarter key metrics and the change in third quarter 2011 pre-tax operating profit compared with third quarter 2010 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 THIRD QUARTER KEY METRICS COMPARED WITH 2010

Wholesales (000)*
205
214
2010
2011
Revenue (Bils.)
$1.8
$2.3
2010
2011
Pre-Tax Results (Mils.)
$30
$(43)
2010
2011
Operating Margin (Pct.)
1.7%
(1.8)%
2010
2011

Memo:	Wholesales 2010	Wholesales 2011	Revenue 2010	Revenue 2011	Pre-Tax 2010	Pre-Tax 2011	Op. Margin 2010	Op. Margin 2011
First Nine Months	603	682	$5.2	$6.5	$166	$(9)	3.2%	(0.1)%
Third Quarter								
Industry SAAR (Mils.)**	31.7	30.2						
Market Share**	2.5%	2.8%						

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles sold in China by unconsolidated affiliates, although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 12 markets we track; market share includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
Pricing $76
Incentives 35
$111
Commodities $(27)
Material Excl. Commod. 6
Warranty / Freight (26)
Industry $ 11
Share 20
Stocks (31)
Mix / Other (65)
Mfg. / Engineering $ (7)
Advert. & Sales Promo. (22)
Overhead / Other (18)
Total Structural Costs $(47)
$30
$ -
$(73)
$(43)
$(65)
$(47)
$(47)
$(25)
2010 3Q
2011 3Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

Memo:							
B / (W) Than 2011 2Q	$(44)	$(22)	$53	$(22)	$12	$(41)	$(24)

As shown above, wholesales and revenue increased compared with a year ago. Lower operating margin was more than explained by unfavorable product-line and market mix and higher structural costs.

Ford Asia Pacific Africa reported a pre-tax operating loss of $43 million, compared with a profit of $30 million a year ago. The decline in results reflects higher costs, unfavorable volume and mix -- mainly mix -- and unfavorable exchange, offset partially by higher net pricing. As shown in the memo above, third quarter Ford Asia Pacific Africa pre-tax profit decreased by $44 million compared with second quarter, primarily explained by unfavorable exchange.

We expect Ford Asia Pacific Africa to be a major contributor to total Automotive profitability by mid-decade as we realize the benefit of our aggressive investments to expand our product portfolio and capacity. In the interim transition period, we also expect Ford Asia Pacific Africa to be profitable on an annual basis, but results will be affected by the large upfront investments to support our growth plans, as well as a progressive shift from our traditional markets and products in the region to higher-volume markets dominated by smaller vehicles and, in the case of China, joint venture business arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Results of Operations. As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit. The chart below details the decrease in pre-tax operating profit by causal factor:

FORD CREDIT
2011 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2010

Millions
$766
$(185)
$581
$30
$20
$ (10)
$(35)
$(190)
2010 3Q
2011 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2011 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:						
B / (W) 2011 2Q	$(23)	$(15)	$(5)	$(5)	$(115)	$117

In line with Ford Credit's expectations, the decrease in profits for third quarter 2011 compared with a year ago is more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Ford Credit's pre-tax profit decreased by $23 million compared with second quarter 2011, more than explained by the same factors, offset partially by changes in market valuation adjustments to derivatives, included in "Other" in the chart above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's finance receivables and operating leases are shown below (in billions):

	September 30, 2011	December 31, 2010
Receivables
Finance receivables - North America Segment
Consumer
Retail installment and direct financing leases	$38.2	$39.1
Non-Consumer
Wholesale	13.5	13.3
Dealer Loan and other	1.8	1.9
Total North America Segment - finance receivables (a)	53.5	54.3
Finance receivables - International Segment
Consumer
Retail installment and direct financing leases	9.6	10.6
Non-Consumer
Wholesale	8.4	8.7
Dealer Loan and other	0.4	0.4
Total International Segment - finance receivables (a)	18.4	19.7
Unearned interest supplements	(1.7)	(1.9)
Allowance for credit losses	(0.5)	(0.8)
Finance receivables, net	69.7	71.3
Net investment in operating leases (a)	10.4	10.0
Total receivables (b)	$80.1	$81.3
Memo:
Total managed receivables (c)	$81.8	$83.2
__________

(a)
At September 30, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $34.7 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.2 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in its consolidated financial statements. In addition, at September 30, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $4.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in its financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay its other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on Ford Credit's securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of Ford Credit's 10-K Report and Note 6 of its Notes to the Financial Statements for the period ended December 31, 2010.

(b)	Includes allowance for credit losses of $598 million and $854 million at September 30, 2011 and December 31, 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables decreased from year-end 2010, primarily due to the discontinuation of financing for Jaguar, Land Rover, Mazda and Volvo and changes in currency exchange rates. At September 30, 2011, these brands represented about 2% of Ford Credit's managed receivables. In addition, the Mercury financing portfolio represented about 2% of Ford Credit's managed receivables at September 30, 2011. These percentages will decline over time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The chart below details quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period), credit loss reserve, and Ford Credit's credit loss reserve as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)
$95
$101
$55
$49
$45
Q3
Q4
Q1
Q2
Q3
2010
2011
Memo: Retail & Lease
$90
$104
$59
$41
$45

Loss-to-Receivables Ratio (LTR)
0.44%
0.47%
0.27%
0.23%
0.21%
Q3
Q4
Q1
Q2
Q3
2010
2011

Credit Loss Reserve (Mils.) and
Reserves as a Pct. of EOP Receivables
Reserves as % of EOP Rec.
Reserve
1.14%
1.02%
0.87%
0.78%
0.73%
$973
$854
$744
$673
$598
Q3
Q4
Q1
Q2
Q3
2010
2011

Charge-offs in the third quarter were $45 million, down $50 million from the same period a year ago, reflecting lower repossessions in the United States and lower losses in Europe and Latin America, partially offset by lower recoveries in the United States. Charge-offs were down $4 million from second quarter 2011, reflecting lower losses in Europe and Asia Pacific, offset partially by higher repossessions and lower recoveries in the United States.

The third quarter loss-to-receivables ratio continues to perform at historically low levels. The loss-to-receivables ratio was down from the same period a year ago and down from the second quarter 2011 reflecting the same factors discussed above.

The credit loss reserve was $598 million, down $375 million from a year ago, reflecting the decrease in charge-offs. The credit loss reserve is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2011 and December 31, 2010, Ford Credit classified between 5% - 6% of its outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows return volumes for Ford Credit's U.S. Ford and Lincoln brand operating lease portfolio, which accounted for about 82% of its total investment in operating leases at September 30, 2011. Also included are auction values at constant third quarter 2011 vehicle mix for 36-month lease terms returned in the third quarter:

FORD CREDIT LEASE RESIDUAL PERFORMANCE -- U.S. FORD AND LINCOLN*

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
39
9
16
14
30
1
16
13
30
17
13
25
12
13
16
1
8
7
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: Ford and Lincoln U.S. Return Rates

61%	61%	62%	55%	48%

36-Month Auction Values (At Q3 2011 Mix)

$16,975
$15,775
$16,625
$17,400
$17,400
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.5	$10.0	$10.0	$10.2	$10.4

* Includes Mercury

Lease return volumes in the third quarter at 16,000 were almost 60% lower than the same period last year, reflecting primarily fewer terminations and a lower return rate. The third quarter lease return rate was 48%, down 13 percentage points compared with the same period last year.

In the third quarter, Ford Credit's strong auction values for 36-month vehicles continued, up $425 per unit from the same period last year.

As shown in the memo above, Ford Credit's worldwide net investment in operating leases was $10.4 billion at the end of the third quarter.

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

Gross Cash. Automotive gross cash includes cash and cash equivalents and net marketable securities. Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010	June 30, 2010	December 31, 2009
Cash and cash equivalents	$8.1	$9.8	$6.3	$9.0	$8.7	$9.7
Marketable securities (a)	12.7	12.2	14.2	14.9	13.2	15.2
Total cash, marketable securities and loaned securities	20.8	22.0	20.5	23.9	21.9	24.9
Securities-in-transit (b)	—	—	—	(0.1)	—	—
Gross cash	$20.8	$22.0	$20.5	$23.8	$21.9	$24.9
__________

(a)
Included at September 30, 2011 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $201 million, the estimated fair value of which is $200 million.  Also included are Mazda marketable securities with a fair value of $128 million.  For similar data points for the other periods listed here, see our prior-period financial reports.

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

	September 30, 2011	December 31, 2010
Gross cash	$20.8	$20.5
Available credit lines:
Secured credit facility, unutilized portion	9.5	6.9
Local lines available to foreign affiliates, unutilized portion	0.7	0.5
Automotive liquidity	$31.0	$27.9

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2011	2010 (a)	2011	2010 (a)
Gross cash at end of period	$20.8	$23.8	$20.8	$23.8
Gross cash at beginning of period	22.0	21.9	20.5	24.9
Total change in gross cash	$(1.2)	$1.9	$0.3	$(1.1)

Automotive income/(loss) before income taxes (excluding special items)	$1.3	$1.3	$5.7	$4.6
Capital expenditures	(1.1)	(0.9)	(3.1)	(2.8)
Depreciation and special tools amortization	0.8	0.9	2.6	2.8
Changes in receivables, inventory and trade payables	(0.8)	—	0.7	0.1
Other / timing differences (b)	0.3	(0.2)	(0.7)	(0.5)
Subvention payments to Ford Credit (c)	(0.1)	(0.2)	(0.3)	(0.8)
Total operating-related cash flows	0.4	0.9	4.9	3.4

Cash impact of personnel-reduction programs accrual	(0.1)	—	(0.2)	(0.2)
Net receipts from Financial Services sector (d)	0.6	1.0	2.9	1.5
Other	(0.7)	—	(0.2)	(0.8)
Cash flow before other actions	0.2	1.9	7.4	3.9

Net proceeds from/(Payments on) Automotive sector debt	(1.2)	(1.2)	(6.3)	(6.3)
Contributions to funded pension plans	(0.2)	(0.1)	(1.0)	(0.8)
Proceeds from the sale of Volvo/Other	—	1.3	0.2	2.1
Total change in gross cash	$(1.2)	$1.9	$0.3	$(1.1)
__________

(a)	Except as noted, Volvo's 2010 cash flows are excluded from each line item of this table and included in Other.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors such as the impact of tax payments.

(c)
Beginning in 2008, Ford began paying all interest-rate subvention and residual value support to Ford Credit at the time of origination of new contracts.  Cash flows represented here reflect Ford's monthly support payments on contracts existing prior to 2008.

(d)	Primarily distributions and tax payments received from Ford Credit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the third quarter and first nine months of 2011 and 2010 (in billions):

	Third Quarter		First Nine Months
	2011	2010 (a)	2011	2010 (a)
Cash flows from operating activities of continuing operations (b) (c)	$1.1	$1.6	$6.8	$4.6
Items included in operating-related cash flows
Capital expenditures	(1.1)	(0.9)	(3.1)	(2.8)
Proceeds from the exercise of stock options	—	0.1	0.1	0.2
Net cash flows from non-designated derivatives	—	(0.1)	0.1	(0.3)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.1	—	0.2	0.2
Contributions to funded pension plans	0.2	0.1	1.0	0.8
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.4)	—
Other (b)	0.1	0.1	0.2	0.7
Operating-related cash flows	$0.4	$0.9	$4.9	$3.4
__________

(a)	Except as noted (see footnote (b) below), 2010 data exclude Volvo.

(b)	2010 includes Volvo.

(c)
2010 is adjusted to reflect the reallocation of amounts previously displayed in "Net change in intersector receivables/payables and other liabilities" on our sector statement of cash flows.  These amounts were reallocated from a single line item to the individual cash flow line items within operating, investing, and financing activities of continuing operations on our sector statement of cash flows.

Secured Credit Agreement. At September 30, 2011, commitments under the revolving credit facility of our Credit Agreement totaled $9.7 billion, with $821 million maturing on December 15, 2011 and $8.9 billion maturing on November 30, 2013. During the first quarter of 2011, we increased our revolving credit facility maturing in 2013 by
$1.7 billion. During the second quarter of 2011 we fully repaid the outstanding balance under the revolving credit facility. At September 30, 2011, the utilized portion of the revolving credit facilities was $235 million, representing amounts utilized as letters of credit.

In addition, during the first nine months of 2011 we prepaid in full the outstanding $4.1 billion of the term loans outstanding under the Credit Agreement, including payments of $1.8 billion in the third quarter.

Other Automotive Credit Facilities. At September 30, 2011, we had $874 million of local credit facilities to foreign Automotive affiliates, of which $72 million has been utilized. Of the $874 million of committed credit facilities, $10 million expires in 2011, $41 million expires in 2012, $164 million expires in 2013, $251 million expires in 2014, and $408 million expires in 2015.

Net Cash. Our Automotive sector net cash calculation is detailed below (in billions):

	September 30, 2011	December 31, 2010
Gross cash	$20.8	$20.5
Less:
Long-term debt	11.8	17.1
Debt payable within one year	0.9	2.0
Total debt	12.7	19.1
Net cash	$8.1	$1.4

Total debt at September 30, 2011 decreased by $6.4 billion from December 31, 2010, reflecting the redemption of our Trust Preferred Securities in the first quarter of 2011, resulting in a reduction of about $3 billion, and payments made throughout the first nine months of 2011 of $4.9 billion on our term loans and revolving credit facility under the Credit Agreement, offset partially by an increase in low-cost government loans to support advanced technology vehicle development.

See Note 11 of the Notes to the Financial Statements for our debt maturity table as of September 30, 2011 and additional debt disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sufficiency. One of the four key priorities of our business plan is to finance our plan and strengthen our balance sheet, while at the same time having resources available to grow our business. The actions described above are consistent with this priority. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products that customers want and value, grow our business, pay our debts and obligations as and when they come due, and provide a cushion within an uncertain global economic environment. We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow, even as we continue to invest in the growth of our business.

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit's full-year funding plan is largely complete despite challenging market conditions. Ford Credit's funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels and investors. Ford Credit's liquidity remains strong, and it will maintain cash balances and committed capacity that meets its business and funding requirements in all global market conditions. Ford Credit's rating was recently upgraded by S&P, Moody's, and Fitch, including S&P's upgrade of FCE Bank plc ("FCE") to investment grade. For more information about credit ratings, see "Total Company" below.

In the third quarter, Ford Credit completed $7 billion of funding, including $4 billion in the public market and $3 billion of private securitizations. It has completed another $5 billion of funding in October and November, including its second public floorplan and lease transactions, and its fourth unsecured transaction in the United States. Year to date, Ford Credit has completed $29 billion of funding, including about $650 million issued under its unsecured retail notes program.

The public retail securitization transactions completed to date include $2.5 billion from Ford Credit's FUEL notes program. These are 5-year notes backed by automotive retail finance receivables. The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among S&P, Moody's, and Fitch. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Ford Credit also renewed $5 billion of committed capacity in the third quarter and about $20 billion year to date. It has now completed most of the renewals for 2011, and continues to see lower costs across its facilities.

At the end of the third quarter, managed receivables were $82 billion. Ford Credit ended the quarter with $12 billion in cash, and securitized funding was 52% of managed receivables.

Ford Credit is projecting 2011 year-end managed receivables in the range of $82 billion to $87 billion and securitized funding is expected to represent about 53% to 57% of total managed receivables. It is Ford Credit's expectation that this percentage will decline moving forward due to its ability to source term funding from the unsecured markets at favorable terms and the effect of the FUEL notes converting to unsecured.

Funding Plan. The following table illustrates Ford Credit's public and private term funding issuances in 2010 and through November 3, 2011, and its planned issuances for 2011 (in billions):

	2011
	Full-Year Forecast	Through November 3	Actual 2010
Public Term Funding (a)
Unsecured	$ 6 – 8	$7	$6
Securitization transactions (b)	$ 11 – 12	10	11
Total public term funding	$ 17 – 20	$17	$17

Private Term Funding (c)	$ 12 – 14	$12	$8
__________

(a)	Includes 144a offerings.

(b)	Includes FUEL notes in 2011.

(c)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to FCAR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year to date, Ford Credit has completed $29 billion of term funding. About $17 billion of this was public funding in the United States, Canada, and Europe, including about $7 billion of unsecured debt and two FUEL issuances totaling $2.5 billion. Ford Credit also has completed about $12 billion of funding through its private securitization channels across all of its major asset classes and regions. Ford Credit projects full year public term funding in the range of $17 billion to $20 billion, consisting of $6 billion to $8 billion of unsecured debt, and $11 billion to $12 billion of public securitizations.

In addition to the public issuance, Ford Credit is projecting $12 billion to $14 billion of funding from its private sources. Based on the market environment and its recent credit rating upgrades from S&P, Moody's, and Fitch, Ford Credit will continue to evaluate markets and its funding mix.

Liquidity. The following chart illustrates the various sources of Ford Credit's liquidity as of September 30, 2011:

FORD CREDIT LIQUIDITY PROGRAMS

Committed Capacity / Liquidity
September 30, 2011 (Bils.)
Committed Capacity = $31.2 billion(a)
Capacity & Cash****
$43.1
Securitization Cash
Excess Capacity
Liquidity
$3.6(b)
$4.2(c)
$35.3
$22.6
$11.9
$3.6(b)
$8.3
$7.8
$0.8
Unsecured Credit Facilities
FCAR Lines
Conduits / Bank ABS
Cash
Total
$18
Utilization of Liquidity
September 30, 2011 (Bils.)
$16.9
$10.4
$6.5
$0.0
Unsecured Credit Facilities
FCAR
Conduits / Bank ABS
Total

Liquidity Available For Use Is About $18 Billion

(a)
FCAR and Conduits subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk; FCAR commercial paper must be supported by bank lines equal to at least 100% of the principal amount; conduits include other committed securitization programs.

(b)	Securitization cash is to be used only to support on-balance sheet securitization transactions.

(c)	Excess capacity is capacity in excess of eligible receivables.

(d)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

As of September 30, 2011, Ford Credit had $43.1 billion of committed capacity and cash. After excluding securitization cash and adjusting for available assets, liquidity was $35.3 billion, of which $16.9 billion was utilized, leaving about $18 billion of liquidity available for use. Committed capacity at the end of the third quarter was $31.2 billion. Ford Credit's renewal strategy is to continue to protect its global funding needs. Ford Credit ended the quarter with about $4.2 billion of excess committed capacity, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed.

At September 30, 2011, Ford Credit's liquidity available for use was lower than year-end 2010 by about $4.2 billion, reflecting cash payments for debt maturities, repurchases and calls (discussed below), distributions (discussed in "Outlook" below), and tax payments that were higher than the liquidity generated from profits and new debt issuances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities. At September 30, 2011, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.9 billion, compared with $14.6 billion at year-end 2010. In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and flexibility in the use of its other funding programs. Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, supranational institutions and money market funds that carry the highest possible ratings. The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs. Ford Credit monitors its cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support its securitization transactions of $3.6 billion at September 30, 2011 and $4.2 billion at December 31, 2010.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured debt on the open market. In the third quarter of 2011, Ford Credit called about $200 million of its unsecured debt maturities and repurchased about $600 million. Through September 30, 2011, Ford Credit called about $1.1 billion of its unsecured debt maturities and repurchased about $1.2 billion.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from it eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $22.6 billion at September 30, 2011 ($11 billion retail, $8 billion wholesale, and $3.6 billion lease assets) of which about $6.6 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.5 billion having maturities within the next twelve months (of which $5.3 billion relates to FCE commitments), and the remaining balance having maturities between October 2012 and August 2014. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs, as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At September 30, 2011, $10.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and, generally, credit rating triggers that could limit its ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2011, Ford Credit and its majority-owned subsidiaries had about $780 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $686 million at September 30, 2011) credit facility (the "FCE Credit Agreement"). At September 30, 2011, Ford Credit had $735 million available for use, of which $2 million expire in 2011, $47 million expire in 2012 and $686 million expire in 2014. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at September 30, 2011, Ford Credit had about $7.8 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $4.3 billion expire in 2012 and $3.5 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and its having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2011, about $7.8 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of its asset-backed securities. At September 30, 2011, the outstanding commercial paper balance for the FCAR program was $6.5 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	September 30, 2011	December 31, 2010
Total debt	$80.6	$82.9
Equity	8.7	10.3
Financial statement leverage (to 1)	9.2	8.0

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	September 30, 2011	December 31, 2010
Total debt	$80.6	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.9)	(14.6)
Adjustments for derivative accounting (b)	(0.7)	(0.3)
Total adjusted debt	$68.0	$68.0

Equity	$8.7	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$8.5	$10.2
Managed leverage (to 1) (c)	8.0	6.7
________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2011, Ford Credit's managed leverage was 8 to 1 compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us. By mid-decade, Ford Credit expects its leverage to be in the range of 10 - 11 to 1. Through September 30, 2011 Ford Credit paid $2.7 billion in distributions to its parent.
Total Company

Equity/(Deficit). At September 30, 2011, Total equity/(deficit) attributable to Ford Motor Company was $6 billion, an improvement of $6.7 billion compared with December 31, 2010. The improvement is explained by favorable changes in Retained earnings (primarily related to first nine months 2011 net income attributable to Ford), favorable changes in Accumulated other comprehensive income/(loss) (see Note 19 of the Notes to the Financial Statements for details of Other comprehensive income/(loss) attributable to Ford Motor Company), and favorable changes in Capital in excess of par value of stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In several markets, locally-recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies' ratings of us are based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets.

The following ratings actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011:

•
On September 16, 2011, DBRS upgraded Ford's issuer rating to BB from BB (low), Ford's senior secured debt to BBB (low) from BB (high), and Ford's long-term debt to B (high) from B. DBRS also upgraded Ford Credit's issuer and long-term debt ratings to BB (high) from BB. DBRS shows the outlook as stable.

•
On October 20, 2011, Fitch upgraded Ford's issuer rating to BB+ from BB, and Ford's senior unsecured debt to BB+ from BB-. Fitch also upgraded Ford Credit's issuer rating to BB+ from BB, and Ford Credit's senior unsecured rating to BB+ from BB-. The outlook is positive.

•
On October 21, 2011, S&P upgraded Ford's corporate credit rating to BB+ from BB-, Ford's senior secured debt to BBB from BB+, and Ford's senior unsecured debt to BB+ from BB-. S&P also upgraded Ford Credit's counterparty credit and senior unsecured debt ratings to BB+ from BB-. Finally, S&P upgraded FCE's counterparty credit and senior unsecured debt ratings to BBB- from BB. S&P shows the outlook as stable.

•
On October 27, 2011, Moody's upgraded Ford's and Ford Credit's corporate family ratings to Ba1 from Ba2. Moody's also upgraded the rating on Ford's senior unsecured debt to Ba2 from Ba3, and Ford's secured credit facility to Baa2 from Baa3. Ford Credit's senior unsecured debt was raised to Ba1 from Ba2. The outlook is positive.

The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB	B (high)	BBB (low)	Stable	BB (high)	R-4	Stable
Fitch	BB+	BB+	BBB-	Positive	BB+	B	Positive
Moody's	Ba1	Ba2	Baa2	Positive	Ba1	NP	Positive
S&P	BB+	BB+	BBB	Stable	BB+ *	NR	Stable
__________

*	S&P assigns FCE a long-term senior unsecured rating of BBB-, maintaining a one notch differential versus Ford Credit.

OUTLOOK

We are encouraged by our continued progress, and believe that our One Ford plan - to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets - provides the right strategy to achieve our objectives.

Our projected vehicle production is as follows (in thousands):

	Fourth Quarter 2011*
	Planned Vehicle Unit Production	Over/(Under) Fourth Quarter 2010
Ford North America	660	67
Ford South America	105	(17)
Ford Europe	395	(2)
Ford Asia Pacific Africa	210	(26)
Total	1,370	22
__________
* Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The year-over-year decline in planned production for Ford Asia Pacific Africa is more than explained by expected production losses due to recent flooding in Thailand. Although the assembly plant operated by our joint venture AutoAlliance Thailand ("AAT") has not been affected by the flooding, a number of its suppliers have been, forcing AAT to suspend production. Our planned production level reflects that we expect to lose a total of about 30,000 units. We are working closely with affected suppliers to resume production as quickly as possible, and we are monitoring the potential impact on our operations in other regions and responding to minimize any impact. Our planned global production reflects our best projection at this time of the impact of events in Thailand; should our outlook change materially, we will update our forecast accordingly.

Despite challenges, we expect global economic growth to continue at a moderate pace for the remainder of the year. The economic environment in Europe presents the most significant challenge overall, as the deepening sovereign debt crisis and fiscal austerity measures slow growth in the region. Economic conditions in periphery Europe are very weak, and downside risks to growth across the rest of Europe are rising. In the United States, a modest recovery is expected to continue. Emerging markets are moderating to deliver more sustainable, but still robust, rates of growth. We see some benefit from lower oil and commodity prices, and in the diminishing impact of events in Japan earlier this year. We continue to monitor the economic environment, and will match our production to consumer demand.

Within this environment, our planning assumptions and key metrics for 2011 include the following:

Industry Volume (million units) (a)	First Nine Months	Full-Year Plan	Full-Year Outlook
–United States	12.8	13.0 – 13.5	13.0
–Europe (b)	15.3	14.5 – 15.5	15.2
Operational Metrics
Compared with prior year:
–Quality	Mixed	Improve	Mixed
–U.S. Market Share	16.5%	Equal / Improve	On Track
–U.S. Retail Share of Retail Market (c)	13.9%	Equal / Improve	On Track
–Europe Market Share (b)	8.3%	Equal / Improve	On Track
Financial Metrics
Compared with prior year:
–Total Company Pre-Tax Operating Profit (d)	$7.7 Billion	Improve	On Track
–Automotive Structural Costs (e)	$1.1 Billion Higher	Higher	About $1.6 Billion Higher
–Commodity Costs (Incl. Hedging)	$1.7 Billion Higher	Higher	About $2.2 Billion Higher
–Automotive Operating Margin (d)	6.5%	Equal / Improve	About 5.7%
–Automotive Operating-Related Cash Flow (f)	$4.9 Billion	Improve	On Track
Absolute amount:
–Capital Spending	$3.1 Billion	$5 Billion – $5.5 Billion	About $4.6 Billion
__________

(a)	Seasonally-adjusted annual rate; includes medium and heavy trucks.

(b)	For the 19 markets we track.

(c)	Current quarter estimated; prior periods based on Polk data.

(d)	Excludes special items; Automotive operating margin defined as Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(e)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

(f)	See "Liquidity and Capital Resources" discussion above for reconciliation of datapoint to GAAP.

With regard to our operational metrics, quality remains mixed as previously noted due to near-term issues we experienced in North America. We remain on track to achieve quality improvements in our international operations. We expect U.S. and Europe market share to equal or improve from last year's results of 16.4% and 8.4%, respectively, and to equal or improve our retail share of the retail market in the United States compared with 14.0% for full-year 2010.

Based on our latest assessment, we expect the increase in structural costs for the full year compared with 2010 to be about $1.6 billion; we expect our structural costs as a percent of net revenue to improve compared with 2010. As a result of the recent hedging adjustments, we now expect the increase in commodity costs for the full year compared with 2010 to be about $2.2 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For full-year 2011, we now expect our total Automotive operating margin to be about 5.7%, compared with 6.1% for full-year 2010, primarily due to the impact of our commodity hedging adjustments. As previously disclosed, our operating margin generally falls to its lowest level in the fourth quarter of each year, primarily reflecting the normal seasonal increase in fourth quarter structural costs and, this year, increased compensation factors primarily relating to the UAW Agreement as described below. Although the operating margin for fourth quarter 2011 will be lower than third quarter in line with these seasonal impacts, we expect total Automotive operating margin in the fourth quarter will be slightly improved compared with fourth quarter 2010. We continue to expect Ford North America's full-year 2011 operating margin to be equal to or improved compared with full-year 2010 operating margin of 8.4%.

We expect full-year Automotive operating-related cash flow to improve from $4.4 billion in 2010. We now expect full-year capital expenditures to be about $4.6 billion as we continue to realize efficiencies from our global product development processes. Our product plans remain on track.

As previously disclosed, we signed a new national labor agreement with the UAW in October 2011, enabling us to improve our U.S. competitiveness. Under the Agreement, changes in compensation (excluding profit sharing) are expected to increase U.S. hourly labor costs by less than 1% annually over the four-year contract period, and we expect this increase to be more than offset by more flexible work rules that will allow us to increase manufacturing utilization and efficiency. In the fourth quarter, Ford North America will record the full expense associated with the UAW ratification bonus and the 2011 UAW operational performance bonus, which together total about $280 million.

Ford South America's fourth quarter pre-tax profits could be lower compared with third quarter 2011 and with fourth quarter 2010, depending upon commodity prices and the relative strength of local currencies against the U.S. dollar. As previously disclosed, we expect Ford Europe to be profitable for full-year 2011 despite the deteriorating economic environment; Ford Europe will continue to benefit from the efficiencies of our One Ford plan while we review all elements of our European business, including costs. As discussed above, Ford Asia Pacific Africa's fourth quarter 2011 results will be impacted by expected production losses related to flooding in Thailand.

In line with our previous guidance, we expect almost all of the valuation allowance on net deferred tax assets to reverse in the fourth quarter of 2011. For additional discussion of the valuation allowance, see "Critical Accounting Estimates - Valuation of Deferred Tax Assets" below.

For full-year 2011, we continue to expect Ford Credit to be solidly profitable but at a lower level than in 2010, reflecting fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions. Of Ford Credit's $581 million pre-tax profit for the third quarter of 2011, the profit contribution related to lease gains and credit loss reserve reductions is about $165 million. The profit contribution related to these factors is expected to be around $80 million in the fourth quarter; these factors are not expected to be significant in 2012. As disclosed in "Liquidity and Capital Resources" above, Ford Credit anticipates year-end 2011 managed receivables to be in the range of $82 billion to $87 billion. Year to date, Ford Credit has paid $2.7 billion of distributions, and expects to pay about $3 billion in total during 2011. Ford Credit will continue to assess future distributions based on available liquidity and managed leverage objectives.

Despite the challenging economic environment, we expect to continue to deliver solid results in the fourth quarter of 2011, with each of our Automotive operations and Ford Credit profitable on a full-year basis. We remain well on track to deliver continued improvement in full-year 2011 total Company pre-tax operating profit compared with the $8.3 billion earned in 2010, and continued improvement in Automotive operating-related cash flow compared with 2010. We continue to monitor the economic environment, and we will continue to match our production to consumer demand. We believe we are well positioned to respond decisively to changes in the external environment and, if required, to take the actions necessary to remain solidly profitable as we execute our One Ford plan.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis.  In 2006, our net deferred tax position in the United States changed from a net deferred tax liability position to a net deferred tax asset position. In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative financial reporting losses in then-recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our North American losses in then-recent years were the result of charges incurred for restructuring actions, impairments, and other special items, even without these charges we still would have incurred significant operating losses. Accordingly, we considered our pattern of then-recent losses to be relevant to our analysis. Considering this pattern of then-recent relevant losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that the net deferred tax assets of our U.S. entities required a full valuation allowance. We also recorded a full valuation allowance on the net deferred tax assets of certain foreign entities, such as Canada and Spain, where realization of these assets is also uncertain.

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

In 2011, our record of cumulative losses in recent years has been changing to cumulative profits; we also recently concluded a new labor agreement with the UAW, which was ratified in October 2011. Based on the weight of the evidence that we expect to have available when we test our deferred tax assets at year-end, we anticipate we will reverse almost all of our valuation allowance in the fourth quarter of 2011. The portion of the valuation allowance that likely will be retained relates primarily to deferred tax assets associated with some of our non-U.S. locations, and with state and local net operating loss carryforwards that have specific statutory limitations. Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2011 and 2010 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Automotive Sector

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of September 30, 2011 was a liability of $352 million (which reflects the cumulative mark-to-market net loss on our hedging contracts, including the $344 million loss in the third quarter of 2011), compared to an asset of $63 million as of December 31, 2010. The potential decrease in fair value of commodity forward and option contracts (excluding adjustments for credit risk), assuming a 10% decrease in the underlying commodity prices, would be $210 million at September 30, 2011, compared with a decrease of $90 million at December 31, 2010. The increase in potential market risk from the end of last year results primarily from an increase in the amount of commodities hedged during the first nine months of 2011 as our hedging capacity has increased with improved operating performance. If adjustments for credit risk were to be included, the decrease would be smaller.

Foreign Currency Risk. The net fair value of foreign exchange forward and option contracts (including adjustments for credit risk) as of September 30, 2011 was an asset of $201 million compared to a liability of $35 million as of December 31, 2010. The potential decrease in fair value of foreign exchange forward and option contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. dollar, would be about $1.5 billion at September 30, 2011 compared with a decrease of about $350 million as of December 31, 2010. The increase in potential market risk from the end of last year results primarily from an increase in the amount of foreign currencies hedged during the first nine months of 2011 as our hedging capacity has increased with improved operating performance. If adjustments for credit risk were to be included, the decrease would be smaller.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2011, all else constant, such an increase in interest rates would increase pre-tax cash flow by $56 million over the next twelve months, compared with a decrease of $22 million at December 31, 2010. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

ENVIRONMENTAL MATTERS

ACH Milan Plant (as previously reported on p. 78 of our Quarterly Report on Form 10-Q for the period ended March 31, 2011). In 2010, ACH voluntarily disclosed to the U.S. Environmental Protection Agency ("EPA") several violations of the Clean Air Act at its Milan Plant. The violations were related to improper repair of refrigeration equipment containing regulated refrigerants. In February 2011, the EPA issued a Notice of Violation and Finding of Violation seeking a penalty of about $210,000 and retrofitting of certain equipment at issue. In September 2011, ACH and EPA resolved the matter through a Consent Agreement and Final Order requiring ACH to pay a penalty of about $27,000 and replace equipment at a cost of about $165,000.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on p. 35 of our 2010 Form 10-K Report). As previously disclosed, in December 2010 a tax tribunal in Brazil ruled against us in a matter involving federal tax incentives received by Ford Brazil from 2004 through 2008. We appealed the tax tribunal's unfavorable ruling, and in October 2011 the administrative court ruled in favor of Ford Brazil and dismissed the proceedings. This ruling is final, and the findings are not subject to appeal. Separately, administrative proceedings remain pending regarding state tax incentives. These incentives are being challenged by two states on the basis that the incentives granted by another state did not receive formal approval from the organization of Brazilian state treasury offices. If we do not prevail at the final administrative level, where the matter related to one of the states could be ruled on as early as the fourth quarter of 2011, we plan to appeal to the relevant state court which likely would require posting of significant cash or other collateral.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2011, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	7,163	$13.96	—	**
August 1, 2011 through August 31, 2011	—	—	—	**
September 1, 2011 through September 30, 2011	—	—	—	**
Total/Average	7,163	13.96	—	**
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

ITEM 5.  Other Information.

Governmental Standards - Motor Vehicle Fuel Economy

U.S. Requirements - Heavy Duty Vehicles - Federal Standards. In August, the EPA and U.S. National Highway Traffic Safety Administration ("NHTSA") promulgated final regulations imposing, for the first time, greenhouse gas and fuel economy standards on heavy-duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). The final standards, which cover the 2014-2018 model years, are similar to the proposal originally issued by the agencies in November 2010. In Ford's case, the standards primarily will affect our heavy-duty pickup trucks and vans, plus vocational vehicles such as shuttle buses, delivery trucks, etc. These standards present a challenge, but we have anticipated these standards and believe that we will be able to comply. It is expected that EPA and NHTSA will continue setting standards for these vehicles covering the 2019 model year and beyond; as the standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy-duty trucks.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	November 4, 2011	By:	/s/ Bob Shanks
Bob Shanks
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP dated November 4, 2011 relating to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
    ________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.