Form 10-K
period 2011-12-31
FORD MOTOR CO
filed 2012-02-21
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☑

As of June 30, 2011, Ford had outstanding 3,728,794,458 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($13.79 per share), the aggregate market value of such Common Stock was $51,420,075,576.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2011 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders currently scheduled to be held on May 10, 2012 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 13, 2012, Ford had outstanding 3,729,894,765 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.54 per share), the aggregate market value of such Common Stock was $46,772,880,353.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 90.

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

PART I.

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

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K Report" or "Report"), extensive information about our Company can be found at www.corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for the Board of Directors, Standards of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents may be accessed by going to our corporate website and clicking on "Our Company," then "Corporate Governance," and then "Corporate Governance Policies," or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

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

To access our SEC reports or amendments or the Section 16 filings, go to our corporate website and click "Our Company," then "Investor Relations," then "Reports and SEC Filings," which links to a list of reports filed with the SEC.  Our reports filed with the SEC may also be found on the SEC's website at www.sec.gov.

The foregoing information regarding our website and its content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

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

The reportable segments within our Automotive and Financial Services sectors at December 31, 2011 were as described in the table below:

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

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.
	Other Financial Services	Includes a variety of businesses including holding companies and real estate.
__________

(a)	We have experienced a number of changes to our reportable segments in recent years, including the following:

▪	We discontinued the Mercury brand as of the end of 2010.

▪	We sold our Volvo operations on August 2, 2010.

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

We provide financial information (such as revenue, income, and assets) for each business sector and reportable segment in three areas of this Report:  (1) "Item 6. Selected Financial Data;" (2) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("Item 7"); and (3) Note 27 of the Notes to the Financial Statements located at the end of this Report.  Financial information relating to certain geographic areas is included in Note 28 of the Notes to the Financial Statements.

ITEM 1. Business (continued)

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2011, we sold approximately 5,695,000 vehicles at wholesale throughout the world.  See Item 7 for discussion of our calculation of wholesale unit volumes.

Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers (collectively, "dealerships") outside of North America, the substantial majority of which are independently owned.  At December 31, 2011, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2011
Ford	10,653
Ford-Lincoln (combined)	907
Lincoln	230
Total	11,790

In addition to the products we sell to our dealerships for retail sale, we also sell cars and trucks to our dealerships for sale to fleet customers, including commercial fleet customers, daily rental car companies, and governments.  We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

Through our dealer network and other channels, we provide retail customers with a wide range of after-sale vehicle services and products, including maintenance and light repair, heavy repair, collision repair, vehicle accessories and extended service contracts.  In North America, we market these products and services under several brands, including Ford Service, Lincoln Service, Ford Custom Accessories™, Ford and Lincoln Extended Service Plans, and MotorcraftSM.

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions, among other factors, over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geopolitical events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel).  As we recently have seen in the United States and Europe, in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

As with other manufacturers, the profitability of our business is affected by many factors, including:

▪	Wholesale unit volumes

▪	Margin of profit on each vehicle sold - which in turn is affected by many factors, such as:

•	Market factors - volume and mix of vehicles and options sold, and net pricing (reflecting, among other factors, incentive programs)

•	Costs of components and raw materials necessary for production of vehicles

•	Costs for customer warranty claims and additional service actions

•	Costs for safety, emissions and fuel economy technology and equipment

▪	A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

ITEM 1. Business (continued)

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

Competitive Position.  The worldwide automotive industry consists of many producers, with no single dominant producer.  Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin.  Key competitors with global presence include Fiat-Chrysler, General Motors Company, Honda Motor Company, Hyundai-Kia Automotive Group, PSA Peugeot Citroen, Renault-Nissan B.V., Suzuki Motor Corporation, Toyota Motor Corporation, and Volkswagen AG Group.

Seasonality.  We generally record the sale of a vehicle (and recognize revenue) when it is produced and shipped or delivered to our customer (i.e., the dealership).  See the "Overview" section in Item 7 for additional discussion of revenue recognition practices.

We manage our vehicle production schedule based on a number of factors, including retail sales (i.e., units sold by our dealerships to their customers at retail) and dealer stock levels (i.e., the number of units held in inventory by our dealerships for sale to their customers).  In the past, we have experienced some seasonal fluctuation in the business, with production in many markets tending to be higher in the first half of the year to meet demand in the spring and summer (typically the strongest sales months of the year).  Third quarter production has tended to be the lowest.  As a result, operating results for the third quarter typically have been less favorable than other quarters.

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in production of our vehicles.  These materials include ferrous metals (e.g., steel and iron castings), non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), energy (e.g., natural gas), and plastics/resins (e.g., polypropylene).  We believe that we have adequate supplies or sources of availability of raw materials necessary to meet our needs.  There always are risks and uncertainties with respect to the supply of raw materials, however, which could impact availability in sufficient quantities to meet our needs.  See the "Overview" section of Item 7 for a discussion of commodity and energy price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" ("Item 7A") for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis.  Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 17,660 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just under five and a half years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

Warranty Coverage and Additional Service Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale.  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with the warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

For additional information regarding warranty and related costs, see "Critical Accounting Estimates" in Item 7 and Note 30 of the Notes to the Financial Statements.

ITEM 1. Business (continued)

Industry Sales Volume

Industry sales volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe.  The following chart shows industry sales volume for the last five years for certain key markets in each region, and for the total we track within each of our Ford North America, Ford South America, Ford Europe, and Ford Asia Pacific Africa regions (in millions of units):

	Industry Sales Volume (a)
	2011	2010	2009	2008	2007
United States	13.0	11.8	10.6	13.5	16.5
Canada	1.6	1.6	1.5	1.7	1.7
Mexico	0.9	0.8	0.8	1.1	1.1
Ford North America	15.5	14.2	12.9	16.3	19.3

Brazil	3.6	3.5	3.1	2.8	2.5
Argentina	0.8	0.7	0.5	0.6	0.6
Ford South America (b)	5.4	5.0	4.2	4.3	4.1

Britain	2.2	2.3	2.2	2.5	2.8
Germany	3.5	3.2	4.0	3.4	3.5
Ford Europe (c)	15.3	15.3	15.9	16.6	18.0

Turkey	0.9	0.8	0.6	0.5	0.6
Russia	2.7	2.0	1.5	3.1	2.7

China	18.4	18.3	14.1	9.9	9.1
India	3.3	3.1	2.3	2.0	2.0
Australia	1.0	1.0	0.9	1.0	1.1
South Africa	0.5	0.4	0.4	0.5	0.6
ASEAN (d)	2.6	2.4	1.9	2.0	1.8
Ford Asia Pacific Africa (e)	30.4	30.7	24.5	20.9	20.4
______________

(a)	Throughout this Report, industry sales volume and wholesale unit volumes include sales of medium and heavy trucks.

(b)
Ford South America industry sales volume and market share are based, in part, on estimated vehicle registrations for the six markets we track in the region (i.e., Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).

(c)
Ford Europe industry sales volume and market share are based, in part, on estimated vehicle registrations for the 19 markets we track (i.e., Austria, Belgium, Britain, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Sweden, and Switzerland); sales of Ford-brand vehicles in Turkey and Russia by our unconsolidated affiliates Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan") and Ford Sollers Netherlands B.V. ("FordSollers"), respectively, contribute to Ford Europe's wholesale unit volumes, but are not reflected in industry sales volume or market share for the region.

(d)	ASEAN includes Indonesia, Malaysia, Philippines, Thailand, and Vietnam.

(e)
Ford Asia Pacific Africa industry sales volume and market share are based, in part, on estimated vehicle sales for the 12 markets we track (i.e., Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam); market share data for 2008 to the present include local-brand vehicles produced by our Chinese joint venture Jiangling Motors Corporation, Ltd. ("JMC").

ITEM 1. Business (continued)

Ford North America

The following tables show our wholesales and market share by market in North America:

	Wholesales (a)
	(in thousands)
	2011	2010	2009	2008	2007
United States	2,224	1,947	1,563	1,825	2,363
Canada	273	278	223	198	243
Mexico	88	88	80	134	140
Ford North America (b)	2,686	2,413	1,927	2,329	2,890
______________
(a) Throughout this Report, wholesale unit volumes include all Ford-badged units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers and units distributed for other manufacturers, and JMC-brand vehicles. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford-badged vehicles produced and distributed by our unconsolidated affiliates, and JMC-brand vehicles) are not included in our revenue. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), are included in wholesale unit volumes.

(b)	Throughout this Report, regional wholesale unit volumes include wholesales to various export markets.

	Market Share (a)
	2011	2010	2009	2008	2007
United States	16.5%	16.4%	15.3%	14.2%	14.6%
Canada	17.1%	16.9%	15.2%	12.6%	13.3%
Mexico	9.4%	10.5%	11.8%	12.1%	13.3%
______________
(a) Throughout this Report, market share represents reported retail sales of our brands as a percent of total industry sales volume in the relevant market (as opposed to wholesale unit volumes reflecting sales directly by us to our customers, generally our dealers); market share data also exclude Volvo.

United States. The competitive environment in the United States continues to intensify as foreign manufacturers increase imports to the United States and production capacity in North America. Overall, we see a long-term industry trend toward smaller and more fuel-efficient vehicles, and we believe the long-term trend of growth in the U.S. small car segment remains intact. The small car segment has increased its share from 14% in 2004 to 20.6% in 2009 - one of the most significant segment shifts in the industry. Although small cars dipped to 18.8% of industry in 2010, the segment grew again in 2011, increasing to 19.1% of total industry. At the same time, our sales of small cars at Ford were up 25% in 2011, giving us 10% share of the small car segment and more than a full percentage point increase compared to 2010 - our best share in the U.S. small car segment since 2003.

Small car-based utilities were another of the fastest growing U.S. industry segments in 2011, increasing to 13.7% of industry compared with 8.2% in 2004. Our Escape small utility was the best-selling utility in America last year, and 2011 was our best sales year for Escape since the vehicle was introduced in 2000. The mid-size utility vehicle segment represents the largest segment within the utility category. This segment continues to grow, albeit at a slower pace than the small utility segment. In 2011, the mid-size utility segment represented 14.5% of total vehicles sales. This compares to 13% in 2004. The majority of the segment is now represented by uni-body platforms, as opposed to body-on-frame platforms commonly in use 10 years ago. Sales for our all-new uni-body Explorer were up 124% year-over-year for 2011.

Although the full-size pickup segment also has begun to grow in share of total industry again, we believe we will need to see a continued and sustainable recovery in the construction industry (including new housing starts) in order to see the full-size pickup segment increase significantly as a percentage of total industry sales. With the full-size pickup segment at 10.7% of industry in 2009, 11.6% in 2010, and unchanged in 2011, we believe the segment is still in its initial phase of a cyclical recovery. The peak year for full-size pickup trucks was 2004, with 14.7% of total industry. Within the full-size pickup truck segment, our F-Series retains strong market leadership.

Our strong U.S. vehicle sales in 2011 reflect our balanced portfolio of fuel-efficient vehicles. Our results marked the third consecutive year-over-year that our overall U.S. market share has increased, with the improvement driven in large measure by our new Fiesta small car and Escape and Explorer utilities.

The data above include both retail and fleet sales.  Fleet includes sales to commercial fleet customers, daily rental car companies, and governments; in general, fleet sales tend to be less profitable than retail sales.  In 2011, fleet sales were 32% of our total sales; the majority was with commercial and government customers, which are more profitable than daily rentals. In 2011, our daily rental business was 12% of total sales, lower than the industry average of 13%. As the leading manufacturer of commercial vehicles in the United States, commercial buyers are increasingly choosing Ford cars and crossovers because of our improved resale values, and continue to favor Ford trucks and vans.

ITEM 1. Business (continued)

Canada. Industry sales volume in Canada grew 3% in 2011 compared with the prior year. Within that total, truck sales increased by 1.6 percentage points to 56% of overall industry vehicle sales, while car sales decreased to 44% of industry sales volume. Our sales growth in the market earned Ford Canada the sales leadership title for the second year in a row. Strong sales in 2011 primarily reflected increased sales of cars, which gained 14% over the prior year, in addition to our already strong truck sales performance. In 2011, Ford Canada earned segment leadership with Fusion, Mustang, Escape, Explorer, Ranger, F-150, and Super Duty.

Mexico. Industry sales volume in Mexico grew 10% during 2011. Segmentation shifts in the industry away from trucks and utilities and toward cars contributed to our share decline. Fleet sales also decreased in the last year as a result of government and commercial segment cutbacks. Our plans for near-term market share growth include new model launches - including in the fastest-growing segment, small cars.

Ford South America

As indicated, we track industry sales and market share for six markets in South America - Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela. Ford South America's wholesales are more inclusive, tracking Ford-brand vehicles in every market in the region. Brazil and Argentina are our highest-volume South American markets. In particular, Brazil's economy and demographics, with growing per capita income, low vehicle ownership rates, and a young population, have allowed its automotive market to more than double since 2002. These favorable factors are expected to continue to contribute to growth in vehicle sales in Brazil. The following tables show our wholesales and market share in the largest markets and in total:

	Wholesales
	(in thousands)
	2011	2010	2009	2008	2007
Brazil	346	358	336	297	258
Argentina	105	85	66	77	77
Ford South America	506	489	443	435	438

	Market Share
	2011	2010	2009	2008	2007
Brazil	9.8%	10.4%	10.3%	10.0%	10.8%
Argentina	12.9	12.4	13.3	12.4	13.7
Ford South America	9.3	9.8	10.2	9.7	10.7

The competition in Brazil is intensifying, as a number of automotive manufacturers are bringing online substantial capacity increases in the market. The intensifying competitive environment is putting pressure on industry net pricing; our plans to leverage fully our One Ford plan, including the introduction of an all-new lineup of global products over the next two years, beginning in the second half of 2012, should benefit us in this market.

Ford Europe

The automotive industry in Europe is intensely competitive, and expected to intensify further as Japanese and Korean manufacturers increase production capacity in the region and manufacturers of premium brands (e.g., BMW, Mercedes-Benz and Audi) continue to broaden product offerings.

As indicated, we track industry and market share in Europe for the following 19 markets: Austria, Belgium, Britain, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Sweden, and Switzerland. Ford Europe's wholesales are more inclusive, tracking Ford-brand vehicles in every market in the region, including those wholesales in Turkey and Russia from our unconsolidated affiliates, Ford Otosan and FordSollers.

	Wholesales
	(in thousands)
	2011	2010	2009	2008	2007
Ford Europe	1,602	1,573	1,568	1,820	1,918

	Market Share
	2011	2010	2009	2008	2007
Ford Europe	8.3%	8.4%	9.1%	8.6%	8.5%

ITEM 1. Business (continued)

Within the 19 markets we track, Britain and Germany are our highest-volume markets. Any change in the British or German market has a significant effect on the results of Ford Europe. The following tables show our wholesales and market share for Britain and Germany (which are included within the 19 markets data above):

	Wholesales
	(in thousands)
	2011	2010	2009	2008	2007
Britain	342	341	354	415	414
Germany	250	216	286	250	230

	Market Share
	2011	2010	2009	2008	2007
Britain	15.0%	15.0%	16.8%	16.4%	15.9%
Germany	7.4	6.9	7.6	7.0	6.7

Britain. Industry sales volume in Britain began to decline in 2008 with the global financial crisis, and since 2003 has remained in the 2.2 million - 2.3 million unit range (compared with 2.8 million units in 2007).

Our market share remained steady in 2011 compared with the prior year, with Ford continuing as the market share leader in the Britain. Unusually high market share in 2009 was driven by the launch of the popular Ford Ka and Ford Fiesta small cars, coincident with the implementation of a government vehicle scrappage program designed to stimulate vehicle sales.

Germany. With 3.5 million new vehicle registrations in 2011, Germany's industry sales volume grew by 9.6% compared with the prior year. Germany was the only major market in Europe to experience an increase in industry sales volume in 2011, and remains the largest vehicle market in the European Union. In 2011, both passenger car and commercial vehicle industry sales recovered along with the growing economy.

In 2011, Ford was the fastest growing manufacturer (with vehicle unit sales up 17.6% compared with the prior year), and increased market share by more than half of a percentage point primarily driven by the success of new Ford Focus, C-MAX, and S-MAX, as well as record sales of Ford Transit vehicles.

Turkey and Russia. Although not included in the results for the 19 European markets discussed above, Turkey and Russia also contribute to our Ford Europe segment results. The following tables show our wholesales and market share for Turkey and Russia for the last five years:

	Wholesales
	(in thousands)
	2011	2010	2009	2008	2007
Turkey	140	130	79	78	100
Russia	124	93	74	183	180

	Market Share
	2011	2010	2009	2008	2007
Turkey	15.8%	15.8%	15.1%	14.7%	16.8%
Russia	4.3	4.6	5.5	6.1	6.5

Turkey. Industry growth slowed in 2008 as a result of the global financial crisis. Beginning in 2009, industry vehicle sales accelerated due to government incentives put in place, with significant continuous increase in the last two years (from nearly 800,000 vehicle unit sales in 2010 to just over 900,000 vehicle unit sales in 2011). As shown above, our 2011 wholesales surpassed pre-crisis levels, and our market share has increased in recent years.

Russia. Following a 50% contraction in 2009 as a result of the impact of the global financial crisis reaching Russia, industry sales volume has returned almost to pre-crisis levels, with industry sales volume of 2.7 million units in 2011. Russia is the second-largest market for vehicle sales in Europe, and is expected to become the largest over the next several years. Our sales grew by 30% in 2011, led by strong sales of the new Focus and Transit. As previously reported, our Russian operations became part of the new FordSollers joint venture which began operations in October 2011. We expect this joint venture to contribute to our ability to continue to grow profitably in this rapidly expanding market.

ITEM 1. Business (continued)

Motor Vehicle Distribution in Europe.  In 2009, the European Commission abolished the 2002 block exemption law that had been specific to vehicle distribution agreements, and adopted instead a new generic regulation applying to all manufacturer-distributor relationships.  The new law represents a marked improvement for manufacturers, and we have concluded new agreements with our dealers reflecting most of the improvements that will enter into effect on June 1, 2013.

Ford Asia Pacific Africa

Ford Asia Pacific Africa industry sales and market share data focus on our 12 major markets in the region; wholesales are more inclusive, tracking every market in the region. Of the markets we track in this region, ASEAN, Australia, China, India, and South Africa are our principal markets.

Small cars account for 60% of Asia Pacific Africa industry sales volume, and are anticipated to continue to benefit from government policy.  We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region, particularly around small, ultra-affordable passenger cars. The highly successful launches of our all-new Figo and Fiesta demonstrate our ability to successfully compete in key growth segments. We anticipate further success with the introduction of the all-new EcoSport later in 2012.

The following tables show our wholesales and market share for key markets and in total for the last five years:

	Wholesales
	(in thousands)
	2011	2010	2009	2008	2007
China	519	483	345	251	203
India	96	84	30	29	39
Australia	83	104	92	102	108
South Africa	49	45	38	51	61
ASEAN	74	51	38	36	39
Ford Asia Pacific Africa	901	838	604	532	535

	Market Share
	2011	2010	2009	2008	2007
China	2.7%	2.5%	2.5%	2.6%	2.1%
India	2.9	2.6	1.3	1.4	1.9
Australia	9.0	9.2	10.3	10.3	10.3
South Africa	8.4	7.7	7.6	6.9	7.6
ASEAN	2.7	1.5	1.6	1.5	2.0
Ford Asia Pacific Africa	2.7	2.4	2.3	2.3	2.3

China and India are burgeoning markets that are expected to continue to experience rapid and substantial growth in the next ten years, driving new economic growth in the Asia Pacific Africa region. Accordingly, we have increased and are planning to increase further our dealer networks and manufacturing capacity in the region. We are building seven new plants - four in China, two in India, and one in Thailand - as part of our plan to have production capacity of 2.3 million vehicles in the region by mid-decade. These new state-of-the-art highly-flexible manufacturing facilities will help us reach the goal of increasing worldwide sales to about 8 million vehicles per year by mid-decade.

In China, we also are significantly expanding our research and engineering center in Nanjing as part of our plan to accelerate our growth in China and in the Asia Pacific Region.

ITEM 1. Business (continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Our wholly-owned subsidiary Ford Motor Credit Company LLC ("Ford Credit") offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit earns its revenue primarily from:

•	Payments made under retail installment sale and lease contracts that it originates and purchases;

•	Interest supplements and other support payments from us and our subsidiaries on special-rate financing programs; and

•	Payments made under wholesale and other dealer loan financing programs.

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and leases which it classifies into two segments – "consumer" and "non-consumer."  Finance receivables and leases in the consumer segment relate to products offered to individuals and to businesses that finance the acquisition of vehicles from dealers for personal and commercial use.  The financing products include retail installment sale contracts for new and used vehicles, and leases for new vehicles to retail customers, government entities, daily rental car companies, and fleet customers. Finance receivables in the non-consumer segment relate primarily to products offered to automotive dealers, including loans to finance the purchase of vehicle inventory (i.e., wholesale financing), for improvements to dealership facilities, for working capital, and for purchase of dealership real estate.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily in connection with the sale of parts and accessories.

 Ford Credit does business in the United States and Canada through regional business centers. Outside of the United States, FCE Bank plc ("FCE") is Ford Credit's largest operation; Europe is FCE's largest market. Within Europe, FCE's largest and most profitable markets are Germany and the United Kingdom. About 70% of FCE's finance and lease receivables are from FCE's customers and Ford dealers in Germany, the United Kingdom, and France; about 17% are from FCE's customers and Ford dealers in Italy and Spain; and about 2% are from FCE's customers and Ford dealers in Greece, Ireland, and Portugal. FCE, through its Worldwide Trade Financing division, also provides financing to dealers in countries where typically we have no established local presence.

Ford Credit's share of retail financing for new Ford and Lincoln vehicles sold by dealers in the United States and new Ford vehicles sold by dealers in Europe, as well as its share of wholesale financing for new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe were:

United States	Years Ended December 31,
Financing share – Ford and Lincoln	2011	2010	2009
Retail installment and lease	36%	32%	29%
Wholesale	80	81	79
Europe
Financing share – Ford
Retail installment and lease	29%	26%	28%
Wholesale	99	99	99

See Item 7 and Notes 7, 8, and 9 of the Notes to the Financial Statements for a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for a discussion of how Ford Credit manages its financial market risks.

We routinely sponsor special retail and lease incentives to dealers' customers who choose to finance or lease our vehicles from Ford Credit.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract.  These programs increase Ford Credit's financing volume and share of financing sales of our vehicles.  See Note 2 of the Notes to the Financial Statements for information about our accounting for these programs.

In November 2008, we entered into an Amended and Restated Support Agreement with Ford Credit, pursuant to which, if its managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  No capital contributions have been made pursuant to this agreement.  In addition, Ford Credit has an agreement to maintain FCE's net worth in excess of $500 million; no payments have been made pursuant to that agreement in 2001 - 2011.

ITEM 1. Business (continued)

GOVERNMENTAL STANDARDS

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere.  In addition, manufacturing and other automotive assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. The most significant of the standards and regulations affecting us are discussed below:

Mobile Source Emissions Control

U.S. Requirements - Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. The current ("Tier 2") emissions regulations promulgated by the U.S. Environmental Protection Agency ("EPA") set standards for cars and light trucks. Tier 2 emissions standards also establish durability requirements for emissions components to 120,000 miles or 150,000 miles (depending on the specific standards to which the vehicle is certified).

EPA also has stringent emissions standards and requirements for EPA-defined "heavy-duty" vehicles and engines (generally, those vehicles with a gross vehicle weight rating of 8,500 pounds to 14,000 pounds gross vehicle weight). In order to meet the standards for heavy-duty diesel trucks, Ford and most other manufacturers use selective catalytic reduction ("SCR") systems, which require periodic customer maintenance. EPA has issued guidance regarding maintenance intervals and warning systems that must be used to alert motorists to the need for maintenance of SCR systems. One heavy-duty engine manufacturer that does not rely on SCR technology has filed two lawsuits in federal court challenging: 1) EPA's decision to certify vehicles with SCR systems, and 2) the appropriateness of EPA's certification test procedures for heavy-duty vehicles. The former suit was dismissed at the district court level but may be appealed; no ruling has been issued yet in the latter suit. The same manufacturer also has filed suit in California state court challenging the certification of SCR-equipped vehicles by the California Air Resources Board ("CARB"). The Engine Manufacturers Association, a trade association to which we belong, has intervened in that litigation on the side of CARB; the suit currently is in the discovery phase. If the courts direct EPA or CARB to reconsider certification of vehicles with SCR systems, or if agencies impose additional restrictions on our ability to use SCR technology, it could have an adverse effect on our ability to produce and sell heavy-duty diesel vehicles.

U.S. Requirements - California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from EPA to establish unique vehicle emissions control standards; each new or modified proposal requires a new waiver of preemption from EPA.  California has received a waiver from EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by CARB; CARB's current low-emission vehicle ("LEV II") emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements. Like EPA's Tier 2 emissions standards, CARB's LEV II emissions standards present a difficult engineering challenge. The California program includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs") that emit no regulated pollutants. The current ZEV regulations allow certain advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions to qualify for ZEV credits. The rules also give some ZEV credits for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The current rules require increasing volumes of battery-electric and other advanced technology vehicles with each passing model year. We plan to comply with the ZEV regulations through the sale of a variety of battery-electric vehicles, hybrid vehicles, plug-in hybrid vehicles, and PZEVs. Our compliance plan entails significant costs, and has a variety of inherent risks, including potential component shortages that may make it difficult to produce vehicles in sufficient quantities.

The Clean Air Act also permits other states that do not meet National Ambient Air Quality Standards to adopt California's motor vehicle emissions standards no later than two years before the affected model year.  In addition to California, fourteen states, primarily located in the Northeast and Northwest, have adopted the California standards for current and/or future model years (and eleven of these states also have adopted the ZEV requirements).  These states, together with California, account for more than 30% of our current U.S. light-duty vehicle sales volume. It is possible that additional states may adopt the California standards in the future.  The adoption of California standards by other states presents challenges for manufacturers, including:  1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis, which presents difficulties from the standpoint of planning and distribution; 2) market acceptance of some vehicles required by the ZEV program varies from state to state, depending on weather and other factors; and 3) states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

ITEM 1. Business (continued)

CARB is in the process of revising its LEV and ZEV regulations. In December 2011, CARB issued its proposed "LEV III" rules, setting standards for emissions of smog-forming pollutants (as well as greenhouse gases ("GHGs"), which are discussed in the "Motor Vehicle Fuel Economy" section below). The proposed new standards would begin phasing in with the 2015 model year and extend through the 2025 model year. The major elements of the LEV III program are new, more stringent tailpipe and evaporative emissions standards for light- and medium-duty vehicles; extended durability requirements; and changes to the certification test procedures, requiring manufacturers to certify vehicles on fuel containing 10% ethanol. CARB also issued proposed new ZEV regulations covering model years 2015 - 2025. The amendments for model years 2015 - 2017 represent relatively modest changes to existing requirements. For model years 2018 - 2025, CARB is proposing to require substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles. By the 2025 model year, approximately 15% of a manufacturer's total California sales volume will need to be made up of such vehicles.

Compliance with the revised LEV III and ZEV regulations likely will require costly actions that could have a substantial adverse effect on our sales volume and profits. The LEV III proposal presents a significant engineering challenge for manufacturers, who will need to design new emissions after-treatment systems in order to comply. The proposed ZEV rules pose an even greater obstacle, requiring intensive planning efforts and large capital investments in order to deliver the required number of advanced-technology vehicles. We are concerned that the market and infrastructure in California may not support the large volumes of advanced-technology vehicles that manufacturers will be required to produce, particularly in the 2018 - 2025 model years. We also are concerned about potential enforcement of the proposed ZEV mandate in other states that have adopted California's ZEV program, where the existence of a market for such vehicles is even less certain. We are working with CARB directly and through the Alliance of Automobile Manufacturers ("Alliance") in an effort to promote regulations that are reasonable and technologically feasible, and we have submitted comments on the proposed LEV III and ZEV rules. The industry also is negotiating with states that have adopted California's ZEV rules in an effort to reach agreement on an alternative ZEV program for those states.

European Requirements.  European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new emissions standards ("Stage IV Standards") were applied to new passenger car certifications beginning in 2005, and to new registrations beginning in 2006.  The comparable light commercial truck Stage IV Standards went into effect for new certifications beginning in 2006, and for new registrations beginning in 2007.  This directive on emissions also introduced on-board diagnostic requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 100,000 kilometers of vehicle life.  Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.

Stage V emissions requirements began for vehicle registrations starting in January 2011; Stage VI requirements will apply from September 2014.  Stage V particulate standards drove the deployment of particulate filters across diesels, and Stage VI further tightens the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust after-treatment which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles.

Vehicles equipped with SCR systems require a driver inducement and warning system for maintenance or repair.  The Stage V/VI emission legislation also mandated internet provision of all repair information (not just emissions-related), and provision of information to diagnostic tool manufacturers.

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe ("UN-ECE") mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China plans to adopt the most recent European standards to be implemented starting from 2012 in large cities. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Because fleet average requirements do not apply, some vehicle emissions control systems may have to be redesigned to meet the requirements in these markets.  Furthermore, not all of these countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted.  This could lead to compliance problems, particularly if on-board diagnostic or in-use surveillance requirements are implemented. Japan has unique standards and test procedures, and implemented more stringent standards beginning in 2009.  This may require unique emissions control systems be designed for the Japanese market.  Canadian criteria emissions regulations are aligned with U.S. federal Tier 2 requirements.

ITEM 1. Business (continued)

In South America, Brazil, Argentina and Chile are introducing more stringent emissions standards.  Brazil approved Euro V emissions and on-board diagnostic standards for heavy trucks starting in 2012; more stringent light vehicle limits come into effect in 2012.  Argentina has approved Euro V standards for 2012.  Chile approved a new decontamination plan for its metropolitan region with more stringent emission requirements based on U.S. or EU regulations.

Motor Vehicle Fuel Economy

There are ever-increasing demands from regulators, public interest groups, and consumers for improvements in motor vehicle fuel economy, for a variety of reasons including energy security and reduced GHG emissions. Our ability to comply with a given set of fuel economy standards (including GHG emissions standards, which are functionally equivalent to fuel economy standards) depends on a variety of factors, including:  1) prevailing economic conditions, including fluctuations in fuel prices; 2) alignment of standards with actual consumer demand for vehicles; and 3) adequate lead time to make necessary product changes.  Consumer demand for vehicles tends to fluctuate based on a variety of external factors.  Consumers are more likely to pay for vehicles with fuel-efficient technologies (such as hybrid-electric vehicles) when the economy is robust, and when fuel prices are relatively high.  When the economy is in recession and/or fuel prices are relatively low, many consumers may put off new vehicle purchases altogether, and among those who do purchase vehicles, demand for higher-cost fuel technologies is not likely to be strong. If consumers demand vehicles that are relatively large, high-performance, and/or feature-laden, while regulatory standards require production of vehicles that are smaller and more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average GHG emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

U.S. Requirements - Light Duty Vehicles.  Federal law requires that light-duty vehicles meet minimum corporate average fuel economy ("CAFE") standards set by the National Highway Traffic Safety Administration ("NHTSA").  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer's fleet of domestic passenger cars, imported passenger cars, and light trucks, respectively.

California also has asserted the right to regulate motor vehicle GHG emissions, and a 2007 U.S. Supreme Court decision paved the way for EPA to regulate motor vehicle GHG emissions under the Clean Air Act. The potential for three sets of overlapping and conflicting regulations led to the establishment of the federal "One National Program," pursuant to which EPA and NHTSA have promulgated regulations establishing a harmonized national program of CAFE and GHG regulations for light-duty vehicles for the 2012 - 2016 model years. California has amended its regulations to provide that manufacturers who comply with "One National Program" regulations will be deemed to comply with the California GHG regulations. The 2012 - 2016 federal GHG and fuel economy standards are very challenging.  They require new light-duty vehicles to ramp up to an industry average fuel economy of approximately 35.5 mpg by the 2016 model year, which amounts to the steepest rate of increase in fuel economy standards since the inception of the CAFE program.  CARB has adopted modifications to its GHG regulations consistent with these standards.

We believe that we will be able to comply with the harmonized federal CAFE/GHG standards for the 2012 - 2016 model years, as a result of aggressive actions to improve fuel economy that we built into our cycle plan, and through a variety of flexible compliance mechanisms.  In contrast, we had projected that we would be unable to comply with the state GHG standards that had been in place for the 2012 - 2016 period without undertaking costly product restrictions in some states.  Key differences that enable us to project compliance with the national program include:  1) One National Program standards, although very stringent, do not ramp up as steeply as the state standards they are replacing; and 2) One National Program allows us to determine compliance based on nationwide sales rather than state-by-state sales. The ability to average across the nation eliminates state-to-state sales variability and is a critical element for us and for the automotive industry. The 2012-2016 model year One National Program rules currently are being challenged in federal court by entities concerned about the ramifications of these rules on stationary source regulation. The automotive industry has intervened in the litigation in support of maintaining the existing One National Program rules.

In November 2011, EPA and NHTSA jointly issued proposed rules to extend the One National Program framework through the 2025 model year. The proposed rules would require manufacturers to achieve, across the industry, a light-duty fleet average fuel economy of approximately 45 miles per gallon ("mpg") by the 2021 model year, and approximately 54.5 mpg by the 2025 model year, assuming all of the CO2 emissions reductions are achieved through the deployment of fuel economy technology. This represents a reduction of roughly 5% per year in CO2 emissions from passenger cars for the 2017 - 2025 model years. For light trucks, the proposed standards represent a reduction in CO2 emissions of about 3.5% per year for model years 2017 - 2021, and about 5% per year for model years 2022 - 2025. Each manufacturer's

ITEM 1. Business (continued)

specific task would depend on the mix of vehicles it sells. The proposed rules include the opportunity for manufacturers to earn credits for technologies that achieve real-world CO2 reductions, and fuel economy improvements that are not captured by EPA fuel economy test procedures. Manufacturers also can earn credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems. The proposal includes a mid-term evaluation process under which EPA and NHTSA will re-evaluate their standards for model year 2022 - 2025 by 2018 in order to ensure that those standards are feasible and optimal in light of intervening events. Ford and the Alliance have filed extensive comments on the proposal. EPA and NHTSA are expected to issue final rules in 2012, and shortly thereafter CARB is expected to modify its regulations to provide that compliance with the federal program satisfies compliance with California's requirements for the 2017 - 2025 model years.

While the proposed rules are challenging, we believe they are feasible in light of our product plans and projected market conditions. It is important that the final rules retain the key elements of the proposal, such as the compliance flexibilities and the mid-term review evaluation process. Provided the final rules are acceptable, we believe it is in our interest to continue with One National Program rather than re-engage in disputes with California (and other states that use the California standards) over the right to enforce state-specific GHG standards.

If the final rules promulgated by EPA and NHTSA deviate materially from the proposed rules, or if the agencies are forced to modify the rules as a result of litigation, it still is possible that the One National Program framework may not continue in the 2017 - 2025 model years. Under this scenario, there likely would be a return to conflicting state and federal regimes for regulating fuel economy and GHG emissions beginning with the 2017 model year. Compliance with both regimes would at best add enormous complexity to our planning processes, and at worst could be virtually impossible. If either of these regulatory regimes impose and enforce extreme fuel economy or GHG standards, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits. Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as high-performance cars, utilities, and/or full-size light trucks, in order to maintain compliance. These actions might need to occur on a state-by-state basis, in response to the rules adopted by California and other states, or at the national level if the federal standards are excessively stringent.

U.S. Requirements - Heavy-Duty Vehicles. In 2011, EPA and NHTSA promulgated final regulations imposing, for the first time, GHG and fuel economy standards on heavy-duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy-duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. These standards will be challenging, but we believe we will be able to comply. EPA and NHTSA are expected to issue a new round of standards for these vehicles covering the 2019 model year and beyond; as the standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy-duty trucks. The 2014 - 2018 heavy-duty GHG rules are being challenged in federal court by entities other than truck and engine manufacturers. Remand or rejection by the court could have a substantial adverse impact on our future production and sale of heavy-duty vehicles, depending on the court's specific order and agencies' response.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 which limits the industry fleet average to a maximum of 130 g/km, using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on its respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions ("eco-innovations"), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets, with fees ranging from €5 to €95 per vehicle per g/km shortfall in the years 2012 - 2018, and €95 per g/km shortfall beginning in 2019. Manufacturers will be permitted to use a pooling agreement between wholly-owned brands to share the burden. Further pooling agreements between different manufacturers also are possible, although it is not clear that these will be of much practical benefit under the regulations. For 2020, an industry target of 95 g/km has been set. This target will be further detailed in a review in 2013. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland is introducing similar rules, phasing-in beginning in July 2012 with the same targets, although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements based on past performance beginning in the second half of 2012.

In separate legislation, so-called "complementary measures" have been mandated (for example, tire-related and gearshift indicator requirements), and more mandates are expected.  These include requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament are close to formally approving a target for commercial light-duty vehicles to be at an industry average of 175 g/km (with phase-in from 2014 - 2017), and 147 g/km in 2020.  This regulation also would provide different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for so-called "multi-stage vehicles" (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford)

ITEM 1. Business (continued)

so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, "super-credits" for vehicles below 50 g/km, and limited credits for CO2 off-cycle actions ("eco-innovations"), pooling, etc., similar to the passenger car CO2 regulation.

Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions.  The EU CO2 requirements are likely to trigger further measures.

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for the 2012 - 2016 model years.  The Canadian federal government now has published a notice of intent to maintain alignment with U.S. EPA vehicle GHG standards for the 2017 - 2025 model years. In December 2009, Quebec also enacted province-specific regulations setting fleet average GHG standards for the 2010 - 2016 model years effective January 2010.  Now that the Canadian federal regulation is in place, the Quebec government has amended the Quebec regulation to recognize equivalency with the federal standards; reporting of Quebec fleet performance still is required.

Some Asian countries (such as China, Japan, India, South Korea, and Taiwan) also have adopted fuel efficiency or labeling targets.  For example, Japan has fuel efficiency targets for 2015 that are more stringent than the 2010 targets, with incentives for early adoption.  China implemented second-stage fuel economy targets from 2008, and is working on the third stage for 2012 phase-in.  All of these fuel efficiency targets will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for light vehicles with spark ignition engine. Chile also will adopt a fuel-consumption and emissions-labeling system. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

Motor Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Foreign Requirements.  The EU and many countries around the world have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced UN-ECE regulations, which will be will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  These technologies have been implemented in Europe with final regulation and implementing measures having become available in late 2011. Globally, governments generally have been adopting EU-based regulations with minor variations to address local concerns.  The difference between North American and EU-based regulations adds complexity and costs to the development of global platform vehicles; we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance. New recall requirements in Asia Pacific Africa also may add substantial costs and complexity to our global recall practice.

Pollution Control Costs

During the period 2012 through 2016, we expect to spend about $160 million on our facilities in the Americas and Europe to comply with stationary source air and water pollution and hazardous waste control standards that are now in effect or are scheduled to come into effect during this period.  Of this total, we currently estimate we will spend between $30 million and $35 million in each of 2012 and 2013, respectively.  Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

ITEM 1. Business (continued)

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Automotive
Ford North America	75	75
Ford South America	16	15
Ford Europe	47	49
Ford Asia Pacific Africa	19	18
Financial Services
Ford Credit	7	7
Total	164	164

While our overall employment remained steady, Ford Europe experienced reductions related largely to the transfer of Russian operations to our FordSollers unconsolidated joint venture, offset partially by increases in emerging markets to support increased production.

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

In 2011, we entered into a new four-year collective bargaining agreement with the UAW. The agreement covers approximately 41,000 employees, and maintains our progress on improving competitiveness in the United States. Excluding profit-sharing, compensation-related terms - including lump-sum payments (in lieu of general wage increases and cost of living increases) and continuation of an entry-level wage structure - are expected to increase U.S. hourly labor costs by less than 1% annually over the four-year contract period. We also expect this increase will be more than offset by more flexible work rules that will allow us to increase manufacturing utilization and efficiency.

In 2011, we also negotiated new collective bargaining agreements with labor unions in Argentina, Brazil, France, Mexico, New Zealand, Russia, Taiwan, and Thailand.

In 2012, we will negotiate a new agreement in Canada with the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW"), as well as labor unions in Argentina, Australia, Brazil, Britain, France, Germany, Mexico, Romania, Taiwan and Turkey.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  We maintain extensive engineering, research, and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, England; and Aachen and Merkenich, Germany.  Most of our engineering, research, and development relates to our Automotive sector.

Engineering, research, and development expenses for 2011, 2010, and 2009 were $5.3 billion, $5 billion, and $4.7 billion, respectively (2009 data adjusted to reflect the impact of the accounting standard on consolidation of variable interest entities ("VIEs")).

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors.  In the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on us and on the automotive industry generally. These economic conditions dramatically reduced automotive industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world. U.S. automotive industry sales volume declined from 16.5 million units in 2007 to 13.5 million units in 2008 and 10.6 million units in 2009, before rebounding slightly to 11.8 million units in 2010 and 13 million units in 2011. For the 19 markets we track in Europe, automotive industry sales volume declined from 18.1 million units in 2007 to 16.6 million units in 2008, 15.9 million units in 2009, and 15.3 million units in 2010 and 2011.

Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability. If industry vehicle sales were to decline to levels significantly below our planning assumption, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors, our financial condition and results of operations would be substantially adversely affected. For discussion of economic trends, see the "Overview" section of Item 7.

Decline in market share or failure to achieve growth. Our full-year U.S. market share declined each year between 1995 and 2008, declining from 18% to 14.2% from 2004 to 2008 alone. With our One Ford plan, we have seen U.S. market share gains in the last three years. To maintain competitive economies of scale and grow our global market share, however, we also must grow our market share in fast-growing newly-developed and emerging markets, particularly in Asia Pacific, as well as maintain or grow market share in mature markets. Our market share in certain growing markets, such as China, is substantially lower than it is in our mature markets. A decline in our market share in mature markets, whether due to capacity constraints, competitive pressures, or other factors, or failure to achieve growth in newly-developed or emerging markets, could have a substantial adverse effect on our financial condition and results of operations.

Lower-than-anticipated market acceptance of new or existing products. Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside our control affect the success of new or existing products in the marketplace. Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability.

Market shift away from sales of larger, more profitable vehicles beyond our current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond our current planning assumption could result in an immediate and substantial adverse impact on our financial condition and results of operations. For example, when gasoline prices in the United States spiked to more than $4.00 per gallon in 2008 and the construction industry suddenly slowed, consumer preferences quickly and dramatically shifted away from larger, more profitable vehicles and into smaller vehicles. We estimate that shifting consumer preferences across all vehicle segments adversely impacted our Automotive operating pre-tax earnings and cash flow in 2008 by about $1.3 billion. Although we now have a more balanced portfolio of small, medium, and large, cars, utilities, and trucks that generally are more fuel efficient and contribute higher margins than in 2008, and a lower cost structure, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than our current planning assumption - whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons - still could have a substantial adverse effect on our financial condition and results of operations.

An increase in or continued volatility of fuel prices, or reduced availability of fuel. An increase in fuel prices, continued price volatility, or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more-profitable large cars, utilities, and trucks, while increasing demand for relatively less-profitable small vehicles. Continuation or acceleration of such a trend beyond our current planning assumption, or volatility in demand across segments, could have a substantial adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors (continued)

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2012 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 22 million units in 2011. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, particularly in the U.S. and European markets. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. These risks affect our Automotive and Financial Services sectors. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on our financial condition and results of operations. See Item 7A for additional discussion of currency, commodity price, and interest rate risks.

Adverse effects on our operations resulting from economic, geopolitical, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world. For example, the financial crisis that began in the United States in 2008 quickly spread to other markets; natural disasters in Japan and Thailand during 2011 caused production interruptions and delays not just in Asia Pacific but other regions around the world; and episodes of increased geopolitical tensions or acts of terrorism in the Middle East or elsewhere have at times caused adverse reactions that may spread to economies around the globe.

In 2012, concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency ("Euro area countries") and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual Euro area countries. If a country within the Euro area were to default on its debt or withdraw from the euro currency, or - in a more extreme circumstance - the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford's global business, could be immediate and significant. Such a scenario - or the perception that such a development is imminent - could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

In addition, we are pursuing growth opportunities in a number of newly-developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations.

Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production constraints or disruptions. In recent years, the automotive industry supply base has experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, we have had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, where suppliers have exited certain lines of business or closed facilities due to the economic downturn or other reasons, we generally experience additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors (continued)

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress as production volumes decreased during the economic downturn in 2008 - 2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on our financial condition and results of operations.

Single-source supply of components or materials. Many components used in our vehicles are available only from a single supplier and cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Labor or other constraints on our ability to maintain competitive cost structure. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. As indicated, we negotiated a new four-year agreement with the UAW in 2011, and will negotiate a new agreement with the CAW in 2012.  Although we have negotiated transformational agreements in recent years, the agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of employment security, subject to certain conditions. As a practical matter, these agreements may restrict our ability to close plants and divest businesses. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities.

Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition. We have qualified defined benefit retirement plans in the United States that cover our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits ("OPEB") for retired employees (primarily health care and life insurance benefits). See Note 17 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us that are not fully funded and will require additional cash contributions, which could impair our liquidity.

Our U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under Title IV of ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. Although we believe it is unlikely that the PBGC would terminate any of our plans, in the event that our U.S. pension plans were terminated at a time when the liabilities of the plans exceeded the assets of the plans we would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

At December 31, 2011, our U.S. and worldwide (including U.S.) defined benefit pension plans were underfunded by a total of $9.4 billion and $15.4 billion, respectively. If our cash flows and capital resources were insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance our indebtedness.

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns). The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For discussion of our assumptions, see "Critical Accounting Estimates" in Item 7 and Note 17 of the Notes to the Financial Statements.

Item 1A. Risk Factors (continued)

Restriction on use of tax attributes from tax law "ownership change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits ("Tax Attributes").  At December 31, 2011 we had Tax Attributes that would offset $15.6 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. Restructuring actions we took in 2009, including our exchange of Ford Common Stock for convertible debt and our public issuance of additional Ford Common Stock, contributed significantly to the collective increase in ownership by 5 percent shareholders. At present, 5 percent shareholders may have collectively increased their ownership by about 20 percentage points. In September 2009, we implemented a tax benefit preservation plan (the "Plan") to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. Although the Plan presently is scheduled to expire in September 2012, we intend to extend the Plan.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Further, adverse publicity surrounding actual or alleged safety-related or other defects could damage our reputation and adversely affect sales of our products.

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments. In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce, thereby reducing their GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given timeframe, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the "Governmental Standards" discussion in Item 1 above. In addition to governmental regulations, a number of influential organizations conduct public domain testing. Even as we continue to evolve our product line, aggressive changes in public domain testing requirements could have a negative influence on future sales.

Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our products, perceived environmental impacts, or otherwise. We spend substantial resources ensuring that we comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where our vehicles comply with federal law and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results. In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on our sales.

Item 1A. Risk Factors (continued)

A change in our requirements where we have long-term supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts). We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract, which could have a substantial adverse effect on our financial condition or results of operations.

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

Inherent limitations of internal controls impacting financial statements and safeguarding of assets. Our internal control over financial reporting and our operating internal controls may not prevent or detect misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets.

Cybersecurity risks to operational systems, security systems, or infrastructure owned by us or a third-party vendor, or at a supplier facility.  Interruptions, outages, or breaches of operational systems (including business, financial, accounting, data processing, in-vehicle, or manufacturing processes), security systems, or infrastructure, as a result of cyber incidents, could materially disrupt critical operations, disclose confidential intellectual property, and/or give rise to allegations of or result in a breach of data privacy or other regulations within or outside the United States.

Failure of financial institutions to fulfill commitments under committed credit facilities. Under our secured Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended ("Credit Agreement"), we are able to borrow, repay, and then re-borrow up to $8.9 billion until the facility terminates. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 18 of the Notes to the Financial Statements.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. In 2005 and 2006, the credit ratings assigned to Ford Credit were lowered to below investment grade, which increased its unsecured borrowing costs and restricted its access to the unsecured debt markets. In response, Ford Credit increased its use of securitization transactions (including other structured financings) and other sources of funding. Although Ford Credit has experienced several credit rating upgrades in the past two years and its credit spreads have narrowed considerably, its credit ratings remain below investment grade and Ford Credit still utilizes asset-backed securitization transactions for a substantial amount of its funding.

Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit's ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there were a significant decline in the demand for the types of securities it offers or Ford Credit was unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of

Item 1A. Risk Factors (continued)

receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could substantially adversely affect its ability to support the sale of Ford vehicles.

Higher-than-expected credit losses, lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit's business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit's profitability if actual results were to differ significantly from Ford Credit's projections. See "Critical Accounting Estimates" in Item 7 for additional discussion.

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit's bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could substantially adversely affect Ford Credit's profitability and the volume of its business.

New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit's operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Act") in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the new Consumer Financial Protection Bureau broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as Ford Credit's retail automotive financing business. The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC's powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit's funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act's alternative liquidation framework.

Federal agencies are given significant discretion in drafting the rules and regulations necessary to implement the Act, and, consequently, the effects of the Act on the capital markets and the consumer finance industry may not be known for years. The Act and its implementing rules and regulations could impose additional costs on Ford Credit and adversely affect its ability to conduct its business.

In some countries outside the United States, Ford Credit's subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on Ford Credit, and affect the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit's profitability.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and engineering centers.

We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness or other obligations. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. About half of our distribution centers are leased (we own approximately 54% of the total square footage, and lease the balance). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 99% of the total square footage of our engineering centers and our supplementary research and development space is owned by us. Many of the facilities, as well as most of the machinery and equipment, that we own and operate in the United States have been pledged to secure our obligations under the Credit Agreement. For discussion of the Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 18 of the Notes to the Financial Statements.

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

The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments as of December 31, 2011 are shown in the table below:

Segment	Plants		Distribution Centers/ Warehouses	Engineering, Research/ Development	Sales Offices
Ford North America	35	(a)	30	45	60
Ford South America	8		3	1	8
Ford Europe	14		7	4	25
Ford Asia Pacific Africa	12		1	6	17
Total	69		41	56	110
____________

(a)
We have announced plans to close a number of North American facilities as part of our restructuring actions; facilities that have been closed to date are not included in the table. The table includes four facilities operated by Automotive Components Holdings, LLC ("ACH"), which is controlled by us. We plan to close one of the remaining ACH plants in 2012. We are exploring our options for the three remaining ACH plants (i.e., Saline, Sandusky, and Sheldon Road), and intend to transition these businesses to the supply base as soon as practicable.

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. As of December 31, 2011, the significant consolidated joint ventures and the number of plants each owns is as follows:

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

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Cong Diesel Limited Company (25% partner).  Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  This joint venture operates one plant.

ITEM 2. Properties (continued)

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are:

•
AAI — a 50/50 joint venture with Mazda that operates as its principal business an automobile assembly plant in Flat Rock, Michigan.  AAI currently produces the Mazda6 and Ford Mustang models.  We supply all of the hourly and substantially all of the salaried personnel requirements to AAI, and AAI reimburses us for the cost. Production of the Mazda6 at the AAI facility is scheduled to end later this year, while production of the Ford Fusion is scheduled to begin at this facility in 2013.

•
AutoAlliance (Thailand) Co., Ltd. ("AAT") — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda's (5%) that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic sale and export, the latter in both built-up and kit form with export of certain products to markets outside the Asia Pacific Africa region. Production includes the Ford Everest sport utility vehicle and the Ford Ranger and Mazda BT-50 pickup trucks. With the completion of a significant expansion of the facility and implementation of new, highly flexible manufacturing equipment and processes, production now also includes the Ford Fiesta, Mazda2, and Mazda3 small passenger cars.

•
Blue Diamond Parts, LLC ("Blue Diamond Parts") — a joint venture between Ford (25% partner) and Navistar International Corporation (formerly known as International Truck and Engine Corporation) ("Navistar") (75% partner), in which the two partners share equal voting rights. Blue Diamond Parts manages sourcing, merchandising, and distribution of certain service parts for trucks sold in North America. We will continue to collaborate on this joint venture.

•
Blue Diamond Truck, S. de R.L. de C.V. ("Blue Diamond Truck") — a joint venture between Ford (25% partner) and Navistar (75% partner), in which the two partners share equal voting rights.  Blue Diamond Truck develops and manufactures selected medium-duty commercial trucks in Mexico and sells the vehicles to Ford and Navistar for distribution.  We have given notice that we are terminating the Blue Diamond Truck joint venture effective September 2014, and will in-source production of F-650/750 trucks to our Ohio Assembly Plant.

•
Changan Ford Mazda Automobile Corporation, Ltd. ("CFMA") — a joint venture among Ford (35% partner), Mazda (15% partner), and the Chongqing Changan Automobile Co., Ltd. ("Changan") (50% partner).  Through its facilities in the Chinese cities of Chongqing and Nanjing, CFMA produces and distributes in China an expanding variety of Ford passenger car models, as well as Mazda and Volvo models.

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

•
Ford Romania S.A. — we completed the acquisition of the Romanian company S.C. Automobile Craiova, S.A. ("ACSA"), and now have 100% ownership. Although we manage the day-to-day operations in Craiova, pursuant to the sale and purchase agreement the Romanian government maintains the ability to influence certain key decisions regarding the business until March 2012. We have been in discussions with the Romanian government to renegotiate some of the terms of the sale and purchase agreement, including an extension of the agreement to January 2013. We anticipate that we will consolidate the operations upon cessation of the government's control and participation pursuant to the sale and purchase agreement. This entity includes a vehicle assembly plant, an engine assembly plant, and the sales activities of Ford in Romania. In mid-2012, the plant will commence production of the all-new B-MAX for sale in Europe and the production of a new high-technology small 3-cylinder engine.

•
FordSollers — a new 50/50 joint venture between Ford and Sollers OJSC, which was launched on October 1, 2011. We contributed our operations in Russia, consisting primarily of a manufacturing plant and access to our Russian dealership network. Sollers OJSC contributed two production facilities and will support the

ITEM 2. Properties (continued)

joint venture through its manufacturing capabilities, knowledge of the Russian market, experience in distribution, and work with the Russian supply base. In addition, we granted to the joint venture an exclusive right to manufacture, assemble, and distribute certain Ford-brand vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture primarily will be engaged in manufacturing a range of Ford passenger cars and light commercial vehicles. The application to the Russian government for this joint venture to participate in the new industrial assembly regime, which will qualify it for reduced import duties for parts imported into Russia, was approved on June 1, 2011.

•
Getrag Ford Transmissions GmbH ("Getrag Ford") — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations, including plants, from Halewood, England; Cologne, Germany; and Bordeaux, France. In 2008, we added the Kechnec plant in Slovakia.  Getrag Ford operates these four plants, producing manual transmissions for Ford Europe and Volvo.  We supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture; in the event of surplus labor at the joint venture, our employees assigned to Getrag Ford may return to Ford. Getrag Ford reimburses us for the full cost of the hourly and salaried labor we supply.

•
JMC — a publicly-traded company in China with Ford (30% shareholder) and Jiangxi Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangxi Jiangling Holdings, Ltd. is a 50/50 joint venture between Chongqing Changan Automobile Co., Ltd. and Jiangling Motors Company Group.  The public investors of JMC own 29% of its outstanding shares.  JMC assembles the Ford Transit van and other non-Ford-technology-based vehicles for distribution in China.

•
Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (6.75% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (93.25% partner), which owns and operates, among other facilities, a portion of our former Canadian castings operations, and supplies engine blocks and heads to several of our engine plants.  We currently supply a portion of the hourly labor requirements for the Canadian plant, for which it is fully reimbursed by the joint venture. Beginning mid-year, the joint venture will supply all of its hourly labor requirements.

The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and more than adequate for the manufacture and assembly of our products.

The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

ITEM 3.  Legal Proceedings

The litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. See Note 30 of the Notes to the Financial Statements for discussion of loss contingencies.
Following is a discussion of our significant pending legal proceedings:

PRODUCT LIABILITY MATTERS

We are a defendant in numerous actions in state and federal courts within and outside of the United States alleging damages from injuries resulting from (or aggravated by) alleged defects in our vehicle lines of various model years. In many, no dollar amount of damages is specified, or the specific amount alleged is the jurisdictional minimum. Our experience with litigation alleging a specific amount of damages suggests that such amounts, on average, bear little relation to the actual amount of damages, if any, that we will pay in resolving such matters. Any damages we pay in a negotiated settlement or as the result of a verdict generally have been, on average, substantially less than the amounts originally claimed.

Based on our knowledge of the facts and circumstances asserted, our historical experience with matters of a similar nature, and our assessment of the likelihood of prevailing and the severity of any potential loss, we establish litigation accruals. In addition to pending actions, we assess the likelihood of incidents that likely have occurred but not yet been reported to us; we also take into consideration specific matters that have been raised as claims but have not yet proceeded to litigation. Individual product liability matters which, if resolved unfavorably to the Company, likely would involve a significant cost would be described herein. Currently there are no such matters to report.

Item 3. Legal Proceedings (continued)

ASBESTOS MATTERS

Asbestos was used in some brakes, clutches, and other automotive components from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, are a defendant in various actions for injuries claimed to have resulted from alleged exposure to Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet. We believe that we are being targeted more aggressively in asbestos suits because many previously-targeted companies have filed for bankruptcy.

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles over the years. We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles. The extent of our financial exposure to asbestos litigation remains very difficult to estimate and could include both compensatory and punitive damage awards. The majority of our asbestos cases do not specify a dollar amount for damages; in many of the other cases the dollar amount specified is the jurisdictional minimum, and the vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred. Many of these cases also involve multiple plaintiffs, and often we are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants). Annual payout and defense costs may become significant in the future.

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

Following are individual environmental legal proceedings to which a governmental authority is a party and in which there is the possibility of monetary sanctions in excess of $100,000:

Edison Assembly Plant Concrete Disposal. During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab. The concrete was crushed and reused by several developers as fill material at ten different off-site locations. The New Jersey Department of Environmental Protection ("DEP") asserts that some of these locations may not have been authorized to receive the waste. In 2006, DEP ordered us, supplier MIG-Alberici, Inc., and developer Edgewood Properties, Inc., to investigate, and, if appropriate, remove contaminated materials. We have substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations it owns. We resolved the matter with DEP through an administrative consent order ("Order"), pursuant to which we paid approximately $460,000 for oversight costs, penalties, and environmental education projects, and donated emissions reduction credits to the State of New Jersey. After reviewing comments submitted by Edgewood, DEP finalized the Order in 2009. Edgewood appealed issuance of the Order to the Appellate Division of the New Jersey Superior Court.

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past ever have been certified by the courts as class actions, the actions listed below are those (i) that have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case), and (ii) that, if resolved unfavorably to the Company, likely would involve a significant cost.

Canadian Export Antitrust Class Actions. Eighty-three purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants, including us. The complaints allege, among other things, that vehicle manufacturers, aided by dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States. The complaints seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws. The federal actions were consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine and have been dismissed. Cases remain pending in state courts in Florida, New Mexico, Tennessee, and Wisconsin. In California, where a statewide class had been certified, the court recently granted Ford's motion for summary judgment; an appeal by the plaintiffs is possible.

Item 3. Legal Proceedings (continued)

Medium/Heavy Truck Sales Procedure Class Action. This action pending in the Ohio state court system alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. The trial court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997, and granted plaintiffs' motion for summary judgment on liability. In February 2011, the jury awarded $4.5 million in damages to the named plaintiff dealer, as previously reported. In June 2011, the trial court applied the jury's findings with regard to the named plaintiff to all dealers in the class, entering a judgment of approximately $2 billion in damages (comprised of about $800 million in damages, and $1.2 billion in pre-judgment interest). The trial court also denied our motion to decertify the class. We have appealed, and we believe the law supports our position.

OTHER MATTERS

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

Brazilian State Tax Matters. Two Brazilian states have levied tax assessments against Ford Brazil, claiming that certain state tax incentives from the state of Bahia did not receive formal approval from the organization of Brazilian state treasury offices. We have appealed the assessment to the administrative level in each state; if we do not prevail at the administrative level, we plan to appeal to the relevant state court, which likely would require us to post significant cash or other collateral in order to proceed. We also have been notified that a third state is beginning an audit relating to these incentives; under that state's system, we may need to post significant cash or other collateral at the beginning of the administrative process to challenge any assessment.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford

Our executive officers are as follows, along with each executive officer's position and age at February 1, 2012:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	54
Alan Mulally (b)	President and Chief Executive Officer	Sept. 2006	66
Michael E. Bannister	Executive Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Oct. 2007	62
Lewis W. K. Booth (c)	Executive Vice President and Chief Financial Officer	Nov. 2008	63
Mark Fields	Executive Vice President – President, The Americas	Oct. 2005	51
John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs	Dec. 2009	61
Tony Brown	Group Vice President – Purchasing	Apr. 2008	55
James D. Farley, Jr.	Group Vice President – Global Marketing, Sales and Service	Nov. 2007	49
Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	46
Bennie Fowler	Group Vice President – Quality	Apr. 2008	55
Joseph R. Hinrichs	Group Vice President – President, Asia Pacific and Africa	Dec. 2009	45
Derrick M. Kuzak (c)	Group Vice President – Global Product Development	Dec. 2006	60
David G. Leitch	Group Vice President and General Counsel	Apr. 2005	51
J C. Mays	Group Vice President and Chief Creative Officer – Design	Aug. 2003	57
Stephen T. Odell	Group Vice President, Chairman and CEO, Ford of Europe	Aug. 2010	56
Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	44
Nick Smither	Group Vice President – Chief Information Officer	Apr. 2008	53
Bob Shanks (c)	Vice President and Controller	Sept. 2009	59
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

(c)	We made the following personnel announcements on February 9, 2012, with the changes effective April 1, 2012:

◦	Mr. Booth has elected to retire, and will be succeeded as Executive Vice President and Chief Financial Officer by Mr. Shanks;

◦
Mr. Kuzak has elected to retire, and will be succeeded as Group Vice President - Global Product Development by Raj Nair, currently the vice president of Engineering within Global Product Development; and

◦	Mr. Shanks will be succeeded as Vice President and Controller by Stuart Rowley, currently the chief financial officer for Ford Europe.

With the exceptions noted below, each of the officers listed above has been employed by Ford or its subsidiaries in one or more capacities during the past five years.  Described below are the recent positions (other than those with Ford or its subsidiaries) held by those officers who have not yet been with Ford or its subsidiaries for five years:

•
Prior to joining Ford in November 2007, Mr. Farley was Group Vice President and General Manager of Lexus, responsible for all sales, marketing and customer satisfaction activities for Toyota's luxury brand.  Before leading Lexus, he served as group vice president of Toyota Division marketing and was responsible for all Toyota Division market planning, advertising, merchandising, sales promotion, incentives and internet activities.

Under our by-laws, executive officers are elected by the Board of Directors at an annual meeting of the Board held for this purpose.  Each officer is elected to hold office until a successor is chosen or as otherwise provided in the by-laws.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange in the United States, and on certain stock exchanges in Belgium and France.

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2010 and 2011:

	2010				2011
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.54	$14.57	$13.24	$17.42	$18.97	$16.18	$14.22	$12.65
Low	10.05	9.75	10.02	12.12	13.75	12.65	9.32	9.05
Dividends per share of Ford Common and Class B Stock (b)	$—	$—	$—	$—	$—	$—	$—	$—
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

(b)
See "Liquidity and Capital Resources" in Item 7 and Note 18 of the Notes to the Financial Statements for information regarding certain limitations on our ability to pay dividends on our Common and Class B Stock under the Credit Agreement. On December 8, 2011, our Board of Directors declared a dividend on our Common and Class B Stock of $0.05 per share payable on March 1, 2012 to stockholders of record on January 31, 2012, which is within the limitations under the Credit Agreement.

As of February 13, 2012, stockholders of record of Ford included 158,445 holders of Common Stock (which number does not include 128 holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 81 holders of Class B Stock.

During the fourth quarter of 2011, we purchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2011 through October 31, 2011	—	$—	—	—
November 1, 2011 through November 30, 2011	—	—	—	—
December 1, 2011 through December 31, 2011	31,142	10.85	—	—
Total/Average	31,142	10.85	—	—
__________

(a)
Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay:  (i) income tax related to the lapse of restrictions on restricted stock or the issuance of unrestricted stock; and (ii) the exercise price and related income taxes with respect to certain exercises of stock options.

(b)
We did not have a publicly-announced repurchase program in the fourth quarter of 2011. In 2012, we plan to commence a modest anti-dilutive share repurchase program for Common Stock in an amount up to an estimated $150 million to offset the dilutive effect of share-based compensation.

For discussion of our outstanding convertible notes and warrants, convertible and exercisable into our Common Stock, see Note 24 of the Notes to the Financial Statements.

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

SUMMARY OF OPERATIONS	2011	2010	2009	2008	2007
Total Company
Sales and revenues	$136,264	$128,954	$116,283	$143,584	$168,884

Income/(Loss) before income taxes	$8,681	$7,149	$2,599	$(14,895)	$(4,286)
Provision for/(Benefit from) income taxes	(11,541)	592	(113)	(62)	(1,467)
Income/(Loss) from continuing operations	20,222	6,557	2,712	(14,833)	(2,819)
Income/(Loss) from discontinued operations	—	—	5	9	41
Income/(Loss) before cumulative effects of changes in accounting principles	20,222	6,557	2,717	(14,824)	(2,778)
Cumulative effects of changes in accounting principles	—	—	—	—	—
Net income/(loss)	20,222	6,557	2,717	(14,824)	(2,778)
Less: Income/(Loss) attributable to noncontrolling interests	9	(4)	—	(58)	17
Net income/(loss) attributable to Ford Motor Company	$20,213	$6,561	$2,717	$(14,766)	$(2,795)

Automotive Sector
Sales	$128,168	$119,280	$103,868	$127,635	$152,691
Operating income/(loss)	5,763	5,789	(3,352)	(9,976)	(4,979)
Income/(Loss) before income taxes	6,250	4,146	785	(12,314)	(5,510)

Financial Services Sector
Revenues	$8,096	$9,674	$12,415	$15,949	$16,193
Income/(Loss) before income taxes	2,431	3,003	1,814	(2,581)	1,224

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic:
Income/(Loss) from continuing operations	$5.33	$1.90	$0.91	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	—	—	0.02
Cumulative effects of change in accounting principles	—	—	—	—	—
Net income/(loss)	$5.33	$1.90	$0.91	$(6.50)	$(1.41)
Diluted:
Income/(Loss) from continuing operations	$4.94	$1.66	$0.86	$(6.50)	$(1.43)
Income/(Loss) from discontinued operations	—	—	—	—	0.02
Cumulative effects of change in accounting principles	—	—	—	—	—
Net income/(loss)	$4.94	$1.66	$0.86	$(6.50)	$(1.41)
Cash dividends	$0.05	$—	$—	$—	$—

Common Stock price range (NYSE Composite Intraday)
High	$18.97	$17.42	$10.37	$8.79	$9.70
Low	9.05	9.75	1.50	1.01	6.65
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,793	3,449	2,992	2,273	1,979

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$78,786	$64,606	$79,118	$71,556	$115,484
Financial Services sector	101,574	103,270	119,112	151,667	169,261
Intersector elimination	(1,112)	(2,083)	(3,224)	(2,535)	(2,023)
Total assets	$179,248	$165,793	$195,006	$220,688	$282,722

Debt
Automotive sector	$13,094	$19,077	$33,610	$23,319	$24,190
Financial Services sector	86,595	85,112	98,671	128,842	141,833
Intersector elimination (a)	(201)	(201)	(646)	(492)	—
Total debt	$99,488	$103,988	$131,635	$151,669	$166,023

Total Equity/(Deficit)	$15,071	$(642)	$(7,782)	$(15,371)	$7,771

__________

(a)	Debt related to Ford's acquisition of Ford Credit debt securities; see Note 18 of the Notes to the Financial Statements for additional detail.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Revenue

Our Automotive sector's revenue is generated primarily by sales of vehicles, parts, and accessories. Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the returned vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result, we analyze the profit impact of certain cost changes holding constant present-year volume and mix and currency exchange, in order to evaluate our cost trends absent the impact of varying production and currency exchange levels. We analyze these cost changes in the following categories:

•	Material excluding commodity costs - primarily reflecting the change in cost of purchased parts used in the assembly of our vehicles.

•	Commodity costs - reflecting the change in cost for raw materials (such as steel, aluminum, and resins) used in the manufacture of our products.

•
Structural costs - reflecting the change in costs that generally do not have a directly proportionate relationship to our production volumes, such as labor costs, including pension and health care; other costs related to the development and manufacture of our vehicles; depreciation and amortization; and advertising and sales promotion costs.

•
Warranty and other costs - reflecting the change in cost related to warranty coverage, product recalls, and customer satisfaction actions, as well as the change in freight and other costs related to the distribution of our vehicles and support for the sale and distribution of parts and accessories.

While material (including commodity), freight, and warranty costs generally vary directly in proportion to production volume, elements within our structural costs category are impacted to differing degrees by changes in production volume. We also have varying degrees of discretion when it comes to controlling the different elements within our structural costs. For example, depreciation and amortization expense largely is associated with prior capital spending decisions. On the other hand, while labor costs do not vary directly with production volume, manufacturing labor costs may be impacted by changes in volume, for example when we increase overtime, add a production shift or add personnel to support volume increases. Other structural costs, such as advertising or engineering costs, are not necessarily impacted by production volume. Our structural costs generally are within our discretion, although to varying degrees, and can be adjusted over time in response to external factors.

We consider certain structural costs to be a direct investment in future growth and revenue. For example, increases in structural costs are necessary to grow our business and improve profitability as we expand around the world, invest in new products and technologies, respond to increasing industry sales volume and grow our market share.

Automotive total costs and expenses for full-year 2011 was $122.4 billion. Material costs (including commodity costs) make up the largest portion of our Automotive total costs and expenses, representing in 2011 about two-thirds of the total amount. Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Global Economic Conditions. The global economy grew by about 4% during 2010, as the economy began to emerge from deep recession. During 2011, global economic growth slowed to an estimated 3%, as the worsening debt crisis in Europe, regime changes in North Africa, natural disasters in Japan and Thailand, and moderating economic growth in several key newly-developed and emerging markets all contributed to slow growth. During 2012, global economic growth is expected to remain in the 3% range. The European debt crisis represents a key risk to economic growth. The current economic performance in many European countries, particularly Greece, Ireland, Italy, Portugal and Spain, is being hampered by excessive government debt levels and the resulting budget austerity measures that are contributing to weak economic growth. The European Union, the European Central Bank, and the International Monetary Fund have provided important support for many of these countries undergoing structural changes. During 2012, economic growth is likely to remain weak in these markets. The U.K. government has implemented budget cuts and the housing market is still working off its slump, which will continue to restrain economic conditions in the United Kingdom.

Uncertainties associated with the European debt crisis and policy responses to it could impact global economic performance in 2012. Although housing is stabilizing in some of the worst hit markets, such as the United States, the prospect of a housing recovery is hampered by high foreclosure rates and excess housing stocks.

Global industry vehicle sales volume (including medium and heavy truck) is estimated to have increased to 76 million units in 2011, up more than 2 million units - or about 3% - from 2010 levels. In 2012, global industry sales are projected to be about 80 million units. In light of the volatile external environment, however, sales could range from 75 million units to 85 million units in 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles (which as of 2011 includes an expanded truck segment compared with previous years) of about 96 million units exceeded global production by about 22 million units in 2011. In North America and Europe, the two regions where the majority of industry revenue and profits are earned, excess capacity as a percent of production is an estimated 26%. According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 24 million units per year during the period from 2012 to 2016.

Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments, will keep pressure on manufacturers' ability to increase prices. In North America, the industry restructuring of the past few years has allowed manufacturers to better match production with demand, although Japanese and Korean manufacturers also have capacity (located outside of the region) directed to North America. In the future, Chinese and Indian manufacturers are expected to enter U.S. and European markets, further intensifying competition. Although there has been some firming of pricing in the U.S. market, particularly in 2011, it seems likely that over the long term intense competition and apparent excess capacity will continue to put downward pressure on inflation-adjusted prices for similarly-contented vehicles in the United States and contribute to a challenging pricing environment for the automotive industry. In Europe, the excess capacity situation was exacerbated by weakening demand and the lack of reductions in existing capacity, such that negative pricing pressure is expected to continue for the foreseeable future.

Commodity and Energy Price Increases. Despite weak demand conditions, oil prices increased from an average of $80 per barrel in 2010 to about $100 a barrel in late 2011. Commodity prices have declined recently, but over the longer term prices are likely to trend higher given global demand growth.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was about 130% of our total average contribution margin across all vehicles, compared with about 70% for our smaller vehicles. As we execute our One Ford plan, we are creating best-in-class vehicles on global platforms that contribute higher margins, and offering a more balanced portfolio of vehicles with which we aim to be among the leaders in fuel efficiency in every segment in which we compete.

Increasing Sales of Smaller Vehicles. Like other manufacturers, we are increasing our participation in newly-developed and emerging markets, such as Brazil, Russia, India, and China, in which vehicle sales are expected to increase at a faster rate than in most mature markets. The largest segments in these markets are small vehicles (i.e., Sub-B, B, and C segments). To increase our participation in these fast-growing markets, we are significantly increasing our production capacity, directly or through joint ventures. In addition, we expect that increased demand for smaller, more fuel-efficient vehicles will continue in the mature markets of North America and Europe and, consequently, we have seen and expect in the future strong demand in those markets for our small car offerings (including our new Ford Fiesta and Focus models that are based on global platforms). Although we expect positive contribution margins from higher small vehicle sales, one result of increased production of small vehicles may be that, over time, our average per unit margin decreases because small vehicles tend to have lower margins than medium and large vehicles.

Currency Exchange Rate Volatility. The European debt crisis has contributed to recent financial market volatility. Coupled with the ongoing policy actions taken by central banks to support the financial system, exchange rates have remained volatile. Most recently, the euro currency value has fluctuated as progress toward a solution to the sovereign debt crisis remains highly uncertain. The high inflation in newly-developed and emerging markets and capital flight to perceived stable investments have started to erode the strength of some local currencies. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors. As a result, it is likely that exchange rates will remain volatile.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Strategies

We remain firm in our belief that our continued focus on executing the four key priorities of our One Ford plan enables us to go further for our customers, dealers, suppliers, employees, shareholders, and other key constituencies:

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

Aggressively Restructure to Operate Profitably

Brands. In recent years, we have eliminated a number of brands from our portfolio in order to devote fully our financial, product development, production, and marketing and sales and services resources toward further growing our core Ford brand and enhancing Lincoln. We have sold Aston Martin, Jaguar and Land Rover, and most recently Volvo. In addition to completing the sale of Volvo in the third quarter of 2010, we discontinued the Mercury brand at the end of 2010. We also reduced our stake in Mazda to 3.5 percent from 11 percent in the fourth quarter of 2010. All of these actions allow us to increase flexibility as we continue to pursue growth in key emerging markets, while also continuing our cooperation in areas of mutual benefit, such as key joint ventures and exchange of technology information.

Manufacturing. We are committed to maintaining an appropriate manufacturing footprint in markets around the world, both in the more mature markets in which we have an established presence, and in fast-growing newly-developed and emerging markets. We also are committed to ensuring that our assembly plants have flexible body shops that allow us to respond quickly to changing consumer demands. We are making substantial investments in newly-developed and emerging markets over the next few years, including in China, Thailand, and India, to increase our production capacity with flexible new manufacturing plants. We also are making substantial investments in North America, including efforts to ensure that nearly all of our U.S. assembly plants have flexible body shops by 2012. We also have converted three North American assembly plants from production of large utilities and trucks to small car production to support the increasing demand for smaller, more fuel-efficient vehicles.

Suppliers. We continue to work to strengthen our global supply base. As part of this process, we have been reducing the global number of production suppliers eligible for new product sourcing from 3,300 in 2004 to about 1,350 at year-end 2011. We have identified plans that will take us to about 850 suppliers in the near- to mid-term, with a further reduction to about 750 targeted, and we are confident that our consolidation efforts will result in a stronger and healthier supply base. We also are working closely with our suppliers to address any near-term capacity constraints as we continue to ramp up production. In addition, our move to global vehicle platforms increases our ability to source to common suppliers for the total global volume of vehicle components resulting in a smaller number of suppliers receiving a greater volume of purchases to support our global vehicle platforms and allowing us to gain greater economies of scale.

Ford and Lincoln Dealerships. Our dealers are a source of strength in North America and around the world, representing the face of Ford to local communities. Our goal is to achieve a sustainable and profitable dealer network by rightsizing the number of dealerships, identifying the right locations, and ensuring the appropriate branded facilities to satisfy current and future demand. We are adding dealerships rapidly in markets in our Asia Pacific Africa region where industry volume is growing at a rapid pace. Our total dealership network in China is about 400, and about 150 dealerships in India. We have plans to continue our expansion of these networks, in addition to the dealership networks in our growth markets of Brazil and Russia. We also continue to work with our dealers in the United States to rightsize the number of Ford and Lincoln outlets, particularly in our largest 130 metropolitan markets. As part of these efforts, we have reduced the number of outlets in our U.S. Ford and Lincoln network from about 4,400 at the end of 2005 to about 3,340 at the end of 2011. We believe our U.S. dealers are positioned to profitably grow business in 2012, as they invest in their facilities, employees, and communities while continuously striving to improve the experience of retail customers. As previously announced, we discontinued the Mercury brand as of December 31, 2010, and we have successfully resolved Mercury franchise agreements for 99% of Mercury franchise holders.

Product Development. Our One Ford global product development system is fully operationalized, utilizing global platforms to deliver customer-focused programs rapidly and efficiently across multiple markets. Through our hub and spoke approach, one lead product development engineering center - the hub - is assigned for each global vehicle line, thereby ensuring global scale and efficiency through common designs, parts, suppliers, and manufacturing processes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The hubs are supported by regional engineering centers - spokes - which also help deliver products tuned to local market customer preferences while maintaining global design DNA. Typical delivery metrics for global programs include 80% part commonality, 75% pre-sourcing to global suppliers, and 100% common manufacturing and assembly process.

Developments underway that underscore the progress of our One Ford global product development system implementation include, by mid-decade:

•	B-segment platform (Fiesta, B-MAX, EcoSport, etc.) providing an annual platform volume of greater than 2 million units with common design and manufacturing across applicable markets

•	C-segment platform (Focus, C-MAX, Escape, Kuga, etc.) leveraging greater than 2 million units annually with our widest range of regionally-tuned "top hats" across all global markets

•	Recently announced global CD-segment platform achieving ongoing annual volume of 1 million units, including Fusion and Mondeo, along with additional vehicles to be introduced over time

•	Compact truck (global Ranger pick-up) annual platform volume exceeding 275,000, and commercial van platform (E-Series and Transit) with annual volume exceeding 470,000

The efficiency and flexibility gains enabled by our One Ford plan will allow us to increase our overall volume across all platforms threefold between 2010 and 2016. By 2013, more than 85% of our global volume will be on nine core platforms. Also by 2013, we will have common small- and medium-sized Ford vehicles in North America, South America, Europe, and Asia Pacific Africa.

Accelerate Development of New Products Our Customers Want and Value

We are committed to introducing new products that consumers want and value, and we are receiving very positive reactions from consumers, media, and independent evaluators in response to the products we have introduced in recent years. We will continue to build on this strength in 2012 - beginning with the favorable reactions to our 2013 model year Ford Escape, introduced at the Los Angeles Auto Show in November 2011, followed by the 2013 model year Ford Fusion introduced at the 2012 North American International Auto Show ("NAIAS"), which won Autoweek magazine's best in show award.

Our global product strategy is to serve our key geographic markets with a complete family of small, medium, and large, cars, utilities, and trucks that have best-in-class design and quality, are environmentally responsible, and contain high-value feature content. The result of this strategy is a full-line of vehicles that:

•	Have bold, emotive exterior designs

•	Are great to drive

•	Are great to sit in (with the comfort and convenience of a second home on wheels and exceptional quietness)

•	Provide fuel economy as a reason to buy

•	Are unmistakably a Ford or Lincoln in look, sound and feel

•	Provide exceptional value

We plan to continue leadership in delivering the freshest showrooms in all regions, achieving a global refresh rate of 1.7 times (ranging from 1.5 in Ford North America and Ford Europe to 2.2 in Ford South America) between 2011 and 2016 - all with benchmark product development efficiency.

Additionally, we have renewed our commitment to the Lincoln brand. We know that transitioning Lincoln to a world-class luxury brand requires a transformational shift in product execution and ownership experience. As evident in the Lincoln MKZ Concept revealed at the 2012 NAIAS, our Lincoln product strategy will deliver:

•	Uniquely Lincoln vehicles, inside and out - built on our core platforms leveraging global scale and efficiencies

•	Design excellence that is stunning and understated, with premium amenities offered on every nameplate

•	Product excellence that is enabled by class-leading technologies

•	The "right" balance of customer-relevant features in a unique experience that is guided by Lincoln DNA

Starting this year, we will have seven new or significantly refreshed Lincoln products by 2015.

Developing products our customers want and value for Ford and Lincoln demands consistent focus on the four pillars of our global product strategy - Drive Quality, Drive Green, Drive Safe, and Drive Smart.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Drive Quality. We have made significant strides in recent years to achieve world class levels of quality and desirability. This has been accomplished by following an established, global set of disciplined, standardized processes that are aimed at making us the world's leader in automotive quality. Via our common global management team, we are leveraging our assets by eliminating duplication, implementing best practices, and utilizing a systematic approach to quality. This integrated approach is apparent in the recently-launched Ford Fiesta and Focus, which truly are global products earning high customer satisfaction levels. External inputs are confirming our internal assessment, with the Fiesta labeled the most appealing sub-compact car in the JD Power and Associates APEAL study in 2011. The Ford F-150 won in its segment as well. The F-150 shines again with the best initial quality in its segment, while the Taurus also received an award in the JD Power and Associates Initial Quality Study. For overall dependability, JD Power and Associates ranked the Fusion and Mustang, and the Lincoln MKZ and Navigator, as the most dependable vehicles in their respective segments. The Lincoln brand led all brands as the most dependable sold in the United States. The cumulative effect of our disciplined global quality standards has been improved quality and owner satisfaction. For example, our global repair rates at three months in service have decreased by over 56% since 2005. Going forward, we expect our global processes to lead to ongoing continuous improvement.

We are committed to providing leading edge technologies customers want and value, including MyFord Touch, which increasingly is playing a pivotal role in defining the future of automotive interiors and enhancing convenience, safety, and overall driving experience across a wide range of vehicles. Since MyFord Touch launched last fall, we have held four customer clinics in which hundreds of owners have spoken directly with Ford engineers about their experiences with the new technology. Owner feedback was clear and consistent, revealing that MyFord Touch was a key purchase factor. Our customers also highlighted that MyFord Touch could be faster and feature simpler graphics that are easier to use. While owners reported that they loved the system, there were distinct areas in which they wanted improvements. Earlier this year, we began delivering on their requests, starting with more detailed instructions and information on how best to utilize the capabilities of the system. Moreover, we have worked on a broad set of performance upgrades to the system for rollout in 2012 which will enhance the ownership experience based on customer feedback.

Drive Green. Our commitment to sustainability relies on a balanced approach, both in application of fuel economy technology as well as breadth of offerings. We are focusing on advancing conventional vehicle technology that touches millions of new vehicles each year and provides affordable fuel economy to the masses. At the same time, we are developing next-generation propulsion systems that represent an important part of the long-term future for the industry.

We remain committed to our goal to deliver leadership or among the best fuel efficiency in every major new vehicle launch. Nearly one-third of Ford's vehicle lines will feature a model with 40 mpg or more in 2012 - a claim no other full-line automaker can match. Additionally, the 2013 model year Fusion is projected to deliver the best-in-class fuel economy in any of three powertrains -- gas, hybrid, and plug-in hybrid.

The implementation of our EcoBoost® family of gasoline engines is well established and a major part of our sustainability strategy, delivering both exceptional fuel economy and performance. By combining direct fuel-injection and turbo charging, the EcoBoost engine can deliver up to 20% better fuel economy and up to 15% fewer CO2 emissions versus larger-displacement engines, without sacrificing driving performance. The 3.5-liter EcoBoost V6 engine was introduced in 2009 and now is available in the Lincoln MKS and MKT and the Ford Taurus SHO, Flex, F-150, and will be in the two new Police Interceptors. The F-150 V6 line-up has exceeded expectations with EcoBoost - a major reason V6 sales have grown to over 50% of F-150 retail sales.

The 2.0-liter I4 EcoBoost was launched in 2010 in Europe with the Ford Mondeo, S-MAX, and Galaxy. In 2011, the 2.0-liter EcoBoost made its North American debut in the Explorer and Edge as well as Falcon in Australia, and is planned for the 2013 model year Focus ST, Escape, Fusion, and Taurus. The 2.0-liter Mondeo also was the first EcoBoost introduced in China, with follow-on introductions on the way. The 1.6-liter I4 EcoBoost launched in Europe in 2010 with the Focus, C-MAX, Grand C-MAX, Mondeo, S-MAX, and Galaxy and is planned for Focus in Australia, as well as Escape and Fusion in North America. Additionally, an all-new, fuel-efficient 1.0-liter I3 EcoBoost engine is planned to debut in the all-new EcoSport for India, and will be available in the B-MAX, C-MAX, and European Focus. In North America, over time we plan to triple the production of EcoBoost-equipped vehicles. By 2013, annual global production of EcoBoost vehicles is expected to reach 1.5 million units.

In Asia Pacific Africa, EcoBoost - along with other innovative global technologies such as the advanced 6-speed PowerShift™ and automatic transmissions - is a major part of our plan to deliver fuel efficiency improvement of up to 20% across our product lineup by the end of 2012 compared with 2008. For example, in Australia we introduced in 2011 an advanced liquid-injection petroleum gas ("LPG") system for the Ford Falcon, providing customers with the most advanced LPG technology on the market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our European ECOnetic® range of ultra-low CO2 diesel models across small to mid-size car and commercial vehicle segments continues to build on the success begun with the 2008 Focus ECOnetic. In 2012, we will launch the Focus ECOnetic with further advanced technology including stop-start capability to reduce CO2 emissions to a segment-leading 89 g/km, and the Fiesta ECOnetic at 87 g/km. In 2011, the Mondeo ECOnetic provided customers with a mid-sized car with low CO2 emissions of 114 g/km.

In South America, we will transition our top hat and powertrain offerings to 100% global products within three years. For example, in 2012 we will launch a variety of engine technologies, including high-tech naturally-aspirated engines, 100% ethanol ("E100"), EcoBoost, and hybrid electric ("HEV"). Additionally, we will provide small, medium, and large diesel engines to improve fuel efficiency of our products.

We also are pursuing an aggressive electrification vehicle strategy called "Power of Choice." We are adding electric vehicle versions to existing, traditional vehicle lines, rather than creating one specific electric vehicle model. Our approach will enable us to offer a broad portfolio of electric vehicles at affordable prices, leveraging the efficiency of scale through the entire vehicle line. With Power of Choice, customers will be able to choose from a variety of electric powertrains, including:

•
Hybrid Electric Vehicles - powered in part by a battery and in part by an internal combustion engine, depending on driving conditions, with on-board charging of the battery (e.g., Ford Fusion Hybrid and Lincoln MKZ Hybrid currently available in North America)

•
Plug-in HEVs - similar to a hybrid vehicle, but with a larger battery to provide more electric power in more driving conditions, with the battery capable of being charged externally (e.g., Ford C-MAX Energi to be launched in North America in 2012 and Europe in 2013, and Fusion Energi to be launched in North America in 2012)

•
Battery-Electric Vehicle ("BEV") - powered solely by battery, with no internal combustion engine, with the battery charged externally (e.g., Ford Transit Connect BEV launched in North America in 2010 and in Europe in 2011, and Focus Electric BEV launched in North America in 2011 and to be launched in Europe in 2012).

We continue to engage in a number of collaborative agreements to address the many challenges that remain for electrified transportation including battery development, component standardization, cost, electric infrastructure, and connectivity to the national power grid. For example, we have signed a memorandum of understanding with Toyota to study potential collaboration to develop rear wheel drive truck and sport utility vehicle HEV technology. This collaboration is expected to enable a cost-efficient solution for maintaining our truck fuel economy leadership going forward.

Drive Safe. We are building on our record of having the most U.S. government 5-star rated vehicles by expanding both advanced crash protection and crash avoidance technology. We are strengthening our safety leadership by focusing on three key areas - addressing driver behavior, enhancing crash protection even further, and pioneering the next frontier of safety with driver-assist crash-avoidance technologies. For example, we introduced MyKey® to help parents encourage teenagers to drive more safely and more fuel-efficiently, and to increase safety belt usage. MyKey - which debuted on the 2010 Focus and quickly has become standard on most Ford and Lincoln models - allows owners to program a key that can limit the vehicle's top speed, limit the audio volume, and mute the audio if the front seat occupants are not buckled-up. We also are the leader in another dimension of driver behavior - enabling drivers to more safely operate vehicles during the recent years in which we've seen a sharp growth in the number of personal electronic devices (e.g., cell phones, MP3 players, etc.). Our SYNC system provides hands-free connectivity, with more than 4 million SYNC units on the road, and our 2nd generation of SYNC has added a "Do Not Disturb" feature that allows users to redirect incoming messages and calls directly to the customer's cellular mail box.

We also offer a new advanced crash-avoidance technology - Collision Warning with Brake Support - on several Ford and Lincoln vehicles including Ford Taurus, Edge, and Explorer, and Lincoln MKS, MKX, and MKT. This feature uses radar to monitor traffic directly ahead, and warns the driver with an authoritative beep and a red warning light projected on the windshield if a collision threat is detected. The all-new 2011 Explorer also debuted the auto industry's first-ever production use of inflatable seat belts, designed to provide additional protection for rear-seat occupants - often children and older passengers who can be more vulnerable to head, chest, and neck injuries. This technology was incorporated into the 2013 model year Ford Flex and Lincoln MKT, and we plan to expand further offerings to other vehicles globally.

Other global driver-assist features such as Blind Spot Information System™, Active Park Assist, and Adaptive Cruise Control have enjoyed strong customer demand and expanded vehicle applications. We also have begun offering the next suite of new safety features and driver assistance technologies -- we will introduce Lane Keeping Aid and Driver Alert on the 2013 model year Lincoln MKS and MKT, and Ford Flex, Explorer, Fusion, Mondeo and the Focus in Europe.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The independent car safety organization Euro NCAP named the new Focus Europe's "Best in Class" small family car, while the Focus also became the industry's first vehicle to earn four Euro NCAP Advanced Technology Awards, being recognized for Active City Stop, Lane Keeping Aid, Driver Alert, and Forward Alert. Features such as Speed Limiter, Torque Vectoring Control, Traffic Sign Recognition System, All-Seat Beltminder®, and Power Child Locks also have been introduced in Europe on the Focus, C-MAX, Grand C-MAX, Mondeo, S-MAX, and Galaxy.

Drive Smart. We recently earned our fourth consecutive invitation to participate in the International Consumer Electronics Show ("CES"). At the 2011 show, Mr. Mulally introduced the Focus BEV and our entry into the growing smart phone-to-vehicle connectivity movement with MyFord Mobile™. MyFord Mobile provides BEV customers with unprecedented levels of mobile access to important elements of the BEV ownership experience like charge status, range, and route planning, and convenience features like remote locking and unlocking of doors. At the 2012 show, we introduced the Ford EVOS Concept to North America for the first time. The EVOS Concept showcases a dramatic four-door, four-seat fastback concept with state-of-the-art lithium-ion plug-in hybrid powertrain that previews our first truly global design language and a new vision for customer-focused intuitive technologies. Driver engagement technologies explore seamless enhancement of the driving experience and smart, electrified powertrain. Technologies use online data to check for potential travel routes and to set the most efficient braking, steering, and suspension settings with efficient and enjoyable powertrain settings, and to reserve a charging parking spot at the driver's destination. We built on our momentum by showcasing as well the Fusion Energi - a new plug-in hybrid that is expected to deliver more than 100 MPGe (miles per gallon equivalent) when driving on plug-in battery power - which was named "Official Car of CES."

Building upon our demonstrated strategy to democratize globally our technology, our new Hands Free Liftgate is being introduced on the all-new 2013 model year Escape, and will be rolled out to select vehicles over time. With the vehicle's key fob in a purse or pocket, the Hands Free Liftgate allows the owner simply to use his/her leg to motion under the liftgate to trigger the power liftgate to open. Parents and active people of all ages will find the feature especially useful. Additionally, the 2013 model year MKS introduces the Lincoln Drive Control system that allows the driver to modify the on-road "personality" of the vehicle, thereby delivering the ideal balance of smooth ride with confident handling. By moving the gear selector from Drive to Sport, the vehicle automatically changes shift performance, ride firmness, throttle response, shift schedule, steering response and traction control/electronic stability control parameters.

We also announced at CES our plan to create and open in the first quarter of 2012 our first dedicated research lab in California's Silicon Valley. This new lab will help us keep pace with consumer trends and aggressively prepare for the future by developing mobility solutions to harness the power of seamless connectivity, sensing systems, cloud computing, and clean technology, furthering our commitment to make technology affordable for millions of consumers.

Leveraging key new technologies across the four strategy pillars in multiple regions on global programs drives tremendous scale and efficiency savings that can be re-invested, allowing us to have the freshest showroom in the industry. In 2011, we launched 28 new or redesigned vehicles in key markets around the world, including the redesigned Focus globally; in North America, the 2.0-liter EcoBoost engine in the Ford Explorer and Edge, and the 3.5-liter EcoBoost in the F-150; in Europe, the new Transit Connect BEV and global Ranger; and in Asia Pacific Africa, the new Fiesta and global Ranger.

Our aggressive freshening cadence and relentless focus on efficiency is producing results that are greater than our major global full-line competitors. Our global programs continue to offer bold, emotive designs, high levels of quality, fuel economy leadership, top safety ratings, innovative technologies, and greater feature content than higher-series competitive offerings that also will allow us to reduce brand discounts and increase revenue across our portfolio. This overall combination of cost efficiency and revenue enhancement that is being realized from One Ford and our global product strategy will help us continue to profitably grow and "Go Further."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Finance Our Plan and Strengthen Our Balance Sheet

As discussed in more detail in "Liquidity and Capital Resources" below, during 2011 we generated positive Automotive operating-related cash flow of $5.6 billion. We reduced Automotive debt substantially in recent years, and significantly improved our net cash/(debt) position, as shown below (in billions):

	December 31, 2011	December 31, 2010	December 31, 2009
Automotive gross cash	$22.9	$20.5	$24.9
Less debt:
Revolving line of credit	—	0.8	7.5
VEBA debt	—	—	7.0
Unsecured convertible notes	0.7	0.7	2.6
Term loan	—	4.1	5.3
U.S. Dept. of Energy loans for advanced technology manufacturing/EXIM	5.0	3.0	1.2
All other debt	7.4	10.5	10.0
Total debt	13.1	19.1	33.6
Net cash/(debt)	$9.8	$1.4	$(8.7)

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, strategy, and plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan. Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria - and we follow this process every week, every month, and every quarter, driving continuous improvement. We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions - as we have done in the face of rapid changes in the market and business environment in the last few years. As needed, we convene daily management meetings to handle potentially acute situations, such as the aftermath of natural disasters in Asia Pacific. This allows us to ensure that we are vigorously managing daily developments and moving decisively in response to changing conditions.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $20.2 billion or $4.94 per share of Common and Class B Stock in 2011, an improvement of $13.6 billion from net income attributable to Ford Motor Company of $6.6 billion or $1.66 per share of Common and Class B Stock in 2010.

Total Company results are shown below:

	2011	2010	2009
	(Mils.)	(Mils.)	(Mils.)
Income/(Loss)
Pre-tax results (excl. special items)	$8,763	$8,300	$38
Special items	(82)	(1,151)	2,561
Pre-tax results (incl. special items)	8,681	7,149	2,599
(Provision for)/Benefit from income taxes	11,541	(592)	113
Income from continuing operations	20,222	6,557	2,712
Income/(Loss) from discontinued operations	—	—	5
Net income/(loss)	20,222	6,557	2,717
Less: Income/(Loss) attributable to noncontrolling interests	9	(4)	—
Net income/(loss) attributable to Ford	$20,213	$6,561	$2,717

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

As detailed in Note 27 of the Notes to the Financial Statements, we allocate all Automotive sector and Financial Services sector special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table details Automotive sector special items in each category:

	2011	2010	2009
	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Automotive Sector
Personnel-reduction actions	$(269)	$(145)	$(663)
Mercury discontinuation/Other dealer actions	(151)	(339)	(140)
Job Security Benefits/Other	93	36	40
Retiree health care and related charges	—	—	(768)
Total Personnel and Dealer-Related Items	(327)	(448)	(1,531)
Other Items
Automotive Sector
Belgium pension settlement	(109)	—	—
Debt reduction actions	(60)	(853)	4,663
Sale of Volvo and related charges (a)	8	179	(226)
Gain on sale of Ford Russia operations	401	—	—
Other (including foreign currency translation impact)	5	(29)	(374)
Return on assets held in Temporary Asset Account ("TAA")	—	—	110
Total Other Items - Automotive sector	245	(703)	4,173
Total Automotive sector	$(82)	$(1,151)	$2,642
Financial Services Sector
DFO Partnership impairment	—	—	(132)
Gain on purchase of Ford Holdings debt securities	—	—	51
Total Other Items - Financial Services sector	$—	$—	$(81)
Total Special Items	$(82)	$(1,151)	$2,561
__________

(a)
Beginning in 2010, because Volvo's results were no longer indicative of our ongoing operations, we categorized Volvo's revenue and corresponding wholesales, costs, and expenses as special items.  On August 2, 2010, we completed the sale of Volvo and related assets.  Gains or losses and other costs related to the sale also are included in "Sale of Volvo and related charges."

Not shown in the table above are tax benefits of $14.2 billion, $134 million and $132 million for 2011, 2010, and 2009, respectively, that we consider to be special items. These primarily consist of the 2011 release of almost all of the valuation allowance against our net deferred tax assets, tax effects of the pre-tax special items listed above, and the impact of changes in tax laws on deferred tax balances.

Discussion of Automotive and Financial Services sector results of operations below is on a pre-tax basis, and total Automotive sector results and total Financial Services sector results exclude special items unless otherwise specifically noted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The chart below details 2011 pre-tax operating results by sector:

TOTAL COMPANY
2011 FULL YEAR PRE-TAX RESULTS

Millions
$8,763
$6,332
Ford Credit $2,404
Other 27
$2,431
Total
Automotive
Financial Services

Memo:			
B / (W) 2010	$463	$1,035	$(572)

Total Company full-year 2011 pre-tax profit of $8.8 billion reflects strong results from both sectors. Compared with 2010, total Company full-year pre-tax operating profit improved, driven by a $1 billion improvement in the Automotive sector, with Financial Services delivering strong results, although lower than last year, as previously projected.

AUTOMOTIVE SECTOR

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector (excluding special items) and reportable segments using the causal factors listed below, with revenue and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors:

▪
Volume and mix - Primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line.

▪
Net pricing - Primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers.

•
Contribution costs - Primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs, warranty expense, and freight and duty costs.

•
Other costs - Primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume - mainly structural costs, such as labor costs including pension and health care ("manufacturing and engineering" and "pension/OPEB"), other costs related to development and manufacture of our vehicles ("overhead"), amortization and depreciation ("spending-related"), and advertising and sales promotions.

•
Exchange - Primarily measures profit variance driven by one or more of the following: (i) impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) effect of remeasuring income, assets, and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) results of our foreign currency hedging activities.

•
Net interest and other - Primarily measures profit variance driven by changes in our Automotive sector's centrally-managed net interest (primarily interest expense, interest income, and other adjustments) and related fair value market adjustments in our investment portfolio and marketable securities as well as other items not included in the causal factors defined above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2011 Compared with 2010

Total Automotive. The charts below detail full-year key metrics and the change in full-year 2011 pre-tax operating results compared with full-year 2010 by causal factor. Automotive operating margin is defined as Automotive pre-tax operating results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)
5,313
5,695
Revenue (Bils.)
$111.2
$128.2
Pre-Tax Results (Mils.)
$5,297
$6,332
Operating Margin (Pct.)
6.1%
5.4%
2010
2011
2010
2011
2010
2011
2010
2011

AUTOMOTIVE SECTOR
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Billions

$1.0
$5.3
$6.3
Industry $2.0
Market Share 0.1
Stocks 0.4
Mix / Other (0.2)
$2.3
Pricing $2.9
Incentives / Other 1.1
$4.0
Commodities Incl. Hedging $(2.3)
Material Excl. Commod. (1.2)
Warranty / Freight (0.7)
$(4.2)
Mfg. / Engineering $(0.8)
Advert. & Sales Promo. (0.3)
Overhead / Other (0.3)
Total Structural Costs $(1.4)
All Other $ 0.1
$(1.3)
$(0.4)
Net Interest $ 1.1
Fair Market Value Adj. (0.2)
Compensation (0.5)
Other 0.2
$0.6
2010 Actual
2011 Actual
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Net Interest / Other

As shown above, full-year wholesale volume and revenue were higher than the year-ago period, but operating margin was down seven-tenths of a point; higher commodity costs reduced our margin by 1.8 points.

Total Automotive pre-tax operating profit in 2011 was $6.3 billion, an increase of $1 billion from 2010. The increase in earnings is explained by strong performance in market factors, and lower interest expense net of interest income (due primarily to lower debt levels). This was offset partially by higher contribution costs, higher structural costs (including the effect of higher volumes, new product launches, and investments to support our future product, capacity, and brand-building plans), higher compensation costs in North America, and unfavorable exchange.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total costs and expenses for our Automotive sector for 2011 and 2010 was $122.4 billion and $113.5 billion, respectively, a difference of $8.9 billion. An explanation of the change as reconciled to our income statement is shown below (in billions):

2011 Better/(Worse) 2010
Explanation of change:
Volume and mix, exchange, and other	$(11.4)
Contribution costs (a)
Commodity costs (incl. hedging)	(2.3)
Material costs excluding commodity costs	(1.2)
Warranty/Freight	(0.7)
Other costs (a)
Structural costs	(1.4)
Other	0.1
Special items (b)	8.0
Total	$(8.9)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

(b)	Special items primarily reflect the non-recurrence of Volvo costs and expenses in 2011.

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for 2011.

AUTOMOTIVE SECTOR
2011 FULL YEAR PRE-TAX RESULTS

Millions
$6,332
$6,191
$861
$(27)
$(92)
$(601)
Net Interest $(500)
Fair Market Value Adj. (101)
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2010	$1,035	$782	$(149)	$(209)	$(281)	$892

Total Automotive pre-tax operating profit of $6.3 billion was led by a $6.2 billion profit from Ford North America. Ford South America earned a solid profit, while Ford Europe was about breakeven, incurring a small loss driven by the economic uncertainty in the region. Ford Asia Pacific Africa incurred a loss as well, more than explained by the impact of the Japan and Thailand natural disasters. The loss in Other Automotive was $601 million, reflecting higher interest expense net of interest income and unfavorable fair market valuation adjustments, mainly for our investment in Mazda.

For 2012, we expect interest expense net of interest income to be about the same as 2011. While interest expense will be reduced reflecting our lower debt levels, the effect of lower interest rates will be reduced interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford North America Segment. The charts below detail key metrics and the change in 2011 pre-tax operating profit compared with 2010 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)
2,413
2,686
Revenue (Bils.)
$64.4
$75.0
Pre-Tax Results (Mils.)
$5,409
$6,191
Operating Margin (Pct.)
8.4%
8.3%
2010
2011
2010
2011
2010
2011
2010
2011

Full Year (U.S. Market)		
U.S. Industry SAAR (Mils.)	11.8	13.0
U.S. Market Share	16.4%	16.5%

AUTOMOTIVE SECTOR – NORTH AMERICA
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Billions

$0.8
$5.4
$6.2
U.S. Industry $1.8
U.S. Stocks 0.6
Mix / Other (0.1)
Pricing $1.7
Incentives 1.4
$2.3
$3.1
Mfg. / Engineering $(0.6)
Advert. & Sales Promo. (0.2)
Overhead/Other (0.2)
Total Structural Costs $(1.0)
All Other $ -
$(3.3)
$(1.0)
$(0.2)
$(0.1)
Commodities $(1.5)
Material Excl. Commod. (1.0)
Warranty / Freight (0.8)
Compensation $(0.4)
Parts & Accessories 0.3
2010 Actual
2011 Actual
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

As shown above, full-year wholesale volume and revenue improved in 2011 compared with the prior year. Operating margin declined one-tenth of a percentage point; this includes an adverse impact of 2 points due to higher commodity costs.

Ford North America reported a pre-tax operating profit of $6.2 billion, compared with a profit of $5.4 billion a year ago. Higher net pricing reflects the strength of our brand and products, a disciplined approach to incentive spending, and our ongoing practice to match production to customer demand. Favorable volume and mix was more than explained by higher U.S. industry and dealer stocks. These were offset partially by unfavorable contribution costs reflecting higher commodity costs, higher material costs excluding commodities, and higher warranty and freight costs. Other costs reflect unfavorable structural costs.

As we look ahead to 2012, we expect North America to continue to be the core of our Automotive operations, with improved profitability compared with 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford South America Segment. The charts below detail key metrics and the change in 2011 pre-tax operating profit compared with 2010 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)
489
506
2010
2011
Revenue (Bils.)
$9.9
$11.0
2010
2011
Pre-Tax
Results (Mils.)
$1,010
$861
2010
2011
Operating
Margin (Pct.)
10.2%
7.8%
2010
2011

Full Year		
Industry SAAR (Mils.)	5.0	5.4
Market Share	9.8%	9.3%

AUTOMOTIVE SECTOR – SOUTH AMERICA
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions
$(149)
$1,010
$861
Industry $ 110
Share (108)
Stocks 15
Mix / Other 58
$75
Pricing $632
Incentives (257)
$375
Commodities $(266)
Material Excl. Commod. 49
Warranty / Freight 13
$(204)
Mfg. / Engineering $ (10)
Advert. & Sales Promo. (36)
Overhead / Other (242)
Total Structural Costs $(288)
$(288)
$(138)
$31
2010 Actual
2011 Actual
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

As shown above, full-year wholesales and revenue increased compared with a year ago, while operating margin declined.

Ford South America reported a pre-tax operating profit of $861 million, compared with a profit of $1 billion a year ago. The decline in earnings is more than explained by higher structural costs (driven primarily by local inflation), higher contribution costs (more than explained by commodity costs), and unfavorable exchange, offset partially by favorable net pricing and volume and mix.

Looking ahead, the competition in South America is intensifying, with substantial capacity increases planned by a number of companies and new entrants. Against this background, we expect our South American operations to continue to generate solid profitability for 2012, although somewhat lower than in 2011. We are continuing to work on actions to strengthen our competitiveness in the changing environment. These actions include fully leveraging our One Ford plan, including the introduction of an all-new lineup of global products over the next two years, starting in the second half of 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Europe Segment. The charts below detail key metrics and the change in 2011 pre-tax operating profit compared with 2010 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)*
1,573
1,602
2010
2011
Revenue (Bils.)**
$29.5
$33.8
2010
2011
Pre-Tax Results (Mils.)
$182
$(27)
2010
2011
Operating Margin (Pct.)
0.6%
(0.1)%
2010
2011

	2010	2011
Full Year		
Industry SAAR (Mils.)***	15.3	15.3
Market Share***	8.4%	8.3%

* Includes Ford brand vehicles sold in Turkey by our unconsolidated affiliates and, beginning in 2011 Fourth Quarter, in Russia with the formation of our unconsolidated joint venture FordSollers, although revenue does not include these sales

** Revenue reflects impact of the formation of our unconsolidated joint venture, FordSollers beginning in 2011 Fourth Quarter

AUTOMOTIVE SECTOR – EUROPE
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions

Pricing $326
Incentives 13
Mfg./Engineering (28)
Advert. & Sales Promo. (41)
Overhead / Other 175
Total Structural Costs $106
All Other $ 41
$339
$182
$111
$147
$(27)
$(209)
$(79)
$(198)
Industry $ 65
Share 35
Stocks (81)
Mix/Other 92
$(529)
Commodities $(487)
Material Excl. Commod. (137)
Warranty / Freight 95
2010 Actual
2011 Actual
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

As shown above, full-year wholesale volume and revenue improved in 2011 compared with the prior year. Operating margin declined in 2011, with higher commodity costs contributing a negative 1.5 points to Europe's full-year margin.

Ford Europe reported a pre-tax operating loss of $27 million, compared with a profit of $182 million a year ago. The decline in results is more than explained by higher commodity costs and material costs excluding commodities, as well as unfavorable exchange. These costs were offset partially by higher net pricing and favorable volume and mix. Other reflects our continued investment in the Craiova facility in Romania in preparation for the production volume ramp-up in 2012, as well as lower parts and accessories profits.

The external environment in Europe is uncertain and is likely to remain so for some time. Given the challenges in Europe, we will continue to review, take, and accelerate actions to strengthen and improve our business. This will include fully leveraging our One Ford plan and our global resources.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Asia Pacific Africa Segment. The charts below detail key metrics and the change in 2011 pre-tax operating profit compared with 2010 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)*
838
901
2010
2011
Revenue (Bils.)
$7.4
$8.4
2010
2011
Pre-Tax Results (Mils.)
$189
$(92)
2010
2011
Operating Margin (Pct.)
2.6%
(1.1)%
2010
2011

Full Year	2010	2011
Industry SAAR (Mils.)**	30.7	30.4
Market Share**	2.4%	2.7%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles sold in China by unconsolidated affiliates, although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 12 markets we track; market share includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates

AUTOMOTIVE SECTOR – ASIA PACIFIC AFRICA
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions

Pricing $228
Incentives (10)
$218
Industry $ 27
Share 88
Stocks (99)
Mix / Other (179)
$189
Mfg. / Engineering $(107)
Advert. & Sales Promo. (46)
Overhead / Other (106)
Total Structural Costs $(259)
All Other $ (1)
$45
$(30)
$(281)
$(92)
$(91)
$(163)
Commodities $(74)
Material Excl. Commod. 8
Warranty / Freight (25)
$(260)
2010 Actual
2011 Actual
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

As shown above, wholesales and revenue increased compared with a year ago, while operating margin declined.

Ford Asia Pacific Africa reported a pre-tax operating loss of $92 million, compared with a profit of $189 million a year ago. The decline in results reflects higher costs (primarily structural costs in support of Ford Asia Pacific Africa growth plans), unfavorable volume and mix (which includes the impact of events in Japan and Thailand), and unfavorable exchange, offset partially by higher net pricing.

We expect Ford Asia Pacific Africa to grow volume and be profitable for 2012, even as we continue to invest in additional capacity and our product line-up for an even stronger future, in line with implementation of our One Ford plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2010 Compared with 2009

Total Automotive. The charts below detail key metrics and the change in 2010 pre-tax operating results compared with 2009 by causal factor. Automotive operating margin is defined as Automotive pre-tax operating results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2010 FULL YEAR KEY METRICS COMPARED WITH 2009*

Wholesales (000)
4,866
5,313
Revenue (Bils.)
103.9
111.1
Pre-Tax Results (Mils.)
(1,857)
5,297
Operating Margin (Pct.)
(0.1)%
6.1%
2009**
2010
2009**
2010
2009**
2010
2009**
2010

* 2010 wholesales, revenue, and operating results exclude Volvo, which is being reported as a special item; 2009 results include Volvo unless otherwise noted

** 2009 data has been adjusted to reflect the new accounting standard on VIE consolidation

AUTOMOTIVE SECTOR
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Billions
$7.2
$5.3
$(1.9)
$3.4
$3.1
Pricing $3.1
Incentives -
Industry $1.7
Share 0.2
Stocks 0.9
Mix / Other 0.6
Structural $(1.2)
Commodities (1.0)
Material excl. Commodities 1.1
Warranty / Other 0.1
$(1.0)
$0.9
$(0.4)
$0.7
$0.5
Parts and services profits $ 0.5
Subsidiary profits 0.1
Other (0.1)
2009
2010
Volume / Mix
Net Pricing
Cost Changes
Exchange
Net Interest & Fair Market Value Adj.
Volvo
Other

The increase in wholesales for total Automotive reflects higher wholesales in Ford North America and Ford Asia Pacific Africa, offset partially by lower Volvo wholesales (reflecting the sale of Volvo). The improvement in total Automotive results primarily reflects favorable volume and mix, net pricing (mainly in North America), changes in currency exchange, and the non-recurrence of Volvo operating losses from 2009, offset partially by unfavorable cost changes and higher net interest expense. Favorable volume and mix primarily reflects higher industry volumes, market share improvements in North America, and the non-recurrence of prior-year stock reductions, offset partially by lower market share in Europe.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total costs and expenses for our Automotive sector for 2010 and 2009 was $113.5 billion and $107.2 billion, respectively, a difference of $6.3 billion. An explanation of the change as reconciled to our income statement is shown below (in billions):

2010 Better/(Worse) 2009
Explanation of change:
Volume and mix, exchange, and other	$(12.1)
Material costs excluding commodity costs (a)	1.1
Commodity costs (a)	(1.0)
Structural costs (a)	(1.2)
Warranty/Other (a)	0.1
Special items (b)	6.8
Total	$(6.3)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items (primarily changes in Volvo costs and expenses reflecting the sale of these operations).

(b)	Primarily reflects changes in Volvo costs and expenses.

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for 2010.

AUTOMOTIVE SECTOR
2010 FULL YEAR PRE-TAX RESULTS

Millions
$5,297
$5,409
$1,010
$182
$189
Net Interest $(1,563)
Fair Market Value Adj. 70
$(1,493)
$ -
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive
Volvo

Total Automotive pre-tax operating profit was $5.3 billion, with each Automotive segment profitable. The decline in Other Automotive primarily reflects higher interest expense net of interest income. This is more than explained by interest expense associated with the debt owed to the UAW VEBA Trust that was added at the end of 2009 and prepaid in full during 2010, and the interest expense associated with our convertible debt issued in November 2009, offset partially by lower interest expense on our revolving debt which was 90% repaid in 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford North America Segment. The charts below detail key metrics and the change in 2010 pre-tax operating profit compared with 2009 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2010 FULL YEAR KEY METRICS COMPARED WITH 2009

Wholesales (000)
1,927
2,413
Revenue (Bils.)
$49.7
$64.4
Pre-Tax Results (Mils.)
$(639)
$5,409
Operating Margin (Pct.)
(1.3)%
8.4%
2009
2010
2009
2010
2009
2010
2009
2010

AUTOMOTIVE SECTOR – NORTH AMERICA
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Billions
$6.0
$5.4
U.S. Industry $ 1.4
U.S. Share 1.1
U.S. Stocks 0.5
Mix / Other 0.3
Pricing $1.6
Incentives 1.0
$3.3
$2.6
Structural $(0.5)
Commodities (0.5)
Material excl. Commodities 0.6
Warranty / Other (0.2)
$0.5
$0.2
$(0.6)
$(0.6)
2009
2010
Volume / Mix
Net Pricing
Cost Changes
Exchange
Other

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford South America Segment. The charts below detail key metrics and the change in 2010 pre-tax operating profit compared with 2009 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2010 FULL YEAR KEY METRICS COMPARED WITH 2009

Wholesales (000)
443
489
2009
2010
Revenue (Bils.)
$7.9
$9.9
2009
2010
Pre-Tax
Results (Mils.)
$765
$1,010
2009
2010
Operating
Margin (Pct.)
9.7%
10.2%
2009
2010

AUTOMOTIVE SECTOR – SOUTH AMERICA
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Millions
$245
$765
$1,010
Industry $ 162
Share (71)
Stocks (103)
Mix / Other 76
$64
$488
Pricing $ 713
Incentives (225)
Structural $(192)
Commodities (417)
Warranty / Other 29
$(580)
$326
$(53)
2009
2010
Volume / Mix
Net Pricing
Cost Changes
Exchange
Other

The increase in wholesales for Ford South America primarily reflects higher industry volume, offset partially by lower market share and the non-recurrence of prior-year increases in dealer stocks. The decrease in market share primarily reflects planned lower production in Venezuela.

The increase in earnings is more than explained by favorable net pricing, changes in currency exchange, and favorable volume and mix, offset partially by unfavorable cost changes (primarily higher commodity and structural costs).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Europe Segment. The charts below detail key metrics and the change in 2010 pre-tax operating profit compared with 2009 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2010 FULL YEAR KEY METRICS COMPARED WITH 2009

Wholesales (000)
1,568
1,573
Revenue (Bils.)
$28.3
$29.5
Pre-Tax Results (Mils.)
$(144)
$182
Operating Margin (Pct.)
(0.5)%
0.6%
2009
2010
2009
2010
2009
2010
2009
2010

AUTOMOTIVE SECTOR – EUROPE
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Billions
$0.3
$0.2
$(0.1)
Industry $(0.1)
Share (0.7)
Stock 0.4
Mix / Other 0.2
$(0.2)
$ -
Pricing $ 0.7
Incentives / Other (0.7)
Structural $(0.3)
Commodities (0.2)
Material excl. Commodities 0.4
Warranty / Other 0.3
$0.2
$ -
$0.3
Subsidiary Profits $0.1
Other 0.2
2009
2010
Volume / Mix
Net Pricing
Cost Changes
Exchange
Other

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Asia Pacific Africa Segment. The charts below detail key metrics and the change in 2010 pre-tax operating profit compared with 2009 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2010 FULL YEAR KEY METRICS COMPARED WITH 2009

Wholesales (000)
604
838
2009
2010
Revenue (Bils.)
$5.6
$7.4
2009
2010
Pre-Tax Results (Mils.)
$(86)
$189
2009
2010
Operating Margin (Pct.)
(1.5)%
2.6%
2009
2010

AUTOMOTIVE SECTOR – ASIA PACIFIC AFRICA
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Millions
$275
$189
$197
Industry $226
Share (94)
Stocks 80
Mix / Other (15)
Structural $(161)
Commodities (16)
Material excl. Commodities 124
Warranty / Other 89
$54
$36
$29
$(86)
Pricing $ 62
Incentives / Other (103)
$(41)
2009
2010
Volume / Mix
Net Pricing
Cost Changes
Exchange
Other

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

2011 Compared with 2010

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit

The chart below details the change in 2011 pre-tax operating profit compared with 2010 by causal factor.

FORD CREDIT
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions
$3,054
$(650)
$2,404
$(129)
$101
$(151)
$(553)
$82
2010
2011
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline in Ford Credit's pre-tax operating profit reflects fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Results of Ford Credit's operations and unallocated risk management for the years ended December 31 are shown below (in millions):

	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes
North America segment	$2,159	$2,785	$(626)
International segment	371	354	17
Unallocated risk management (a)	(126)	(85)	(41)
Income/(Loss) before income taxes	$2,404	$3,054	$(650)
__________

(a)	Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The full-year decrease in Ford Credit's North America segment pre-tax earnings is more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions. The full-year increase in its International segment pre-tax results is more than explained by foreign currency translation adjustments related to the discontinuation of financing in Australia.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2011	2010	2009
Receivables
Finance receivables - North America Segment
Consumer
Retail installment and direct financing leases	$38.4	$39.1	$42.3
Non-Consumer
Wholesale	15.5	13.3	13.3
Dealer Loan and other	2.1	1.9	1.9
Total North America Segment - finance receivables (a)	56.0	54.3	57.5
Finance receivables - International Segment
Consumer
Retail installment and direct financing leases	9.1	10.6	14.0
Non-Consumer
Wholesale	8.5	8.7	9.1
Dealer Loan and other	0.4	0.4	0.5
Total International Segment - finance receivables (a)	18.0	19.7	23.6
Unearned interest supplements	(1.6)	(1.9)	(1.9)
Allowance for credit losses	(0.5)	(0.8)	(1.3)
Finance receivables, net	71.9	71.3	77.9
Net investment in operating leases (a)	11.1	10.0	14.6
Total receivables (b)	$83.0	$81.3	$92.5
Memo:
Total managed receivables (c)	$84.6	$83.2	$94.5
__________

(a)
At December 31, 2011 and 2010, includes consumer receivables before allowance for credit losses of $36 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.8 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit's consolidated financial statements. In addition, at December 31, 2011 and 2010, includes net investment in operating leases before allowance for credit losses of $6.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit's financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. See Note 18 of the Notes to the Financial statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $534 million and $854 million at December 31, 2011 and 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at December 31, 2011 increased from year-end 2010, primarily due to higher Ford and Lincoln receivables, partially offset by the discontinuation of financing for Jaguar, Land Rover, Mazda, Volvo, and Mercury and changes in currency exchange rates. At December 31, 2011, Jaguar, Land Rover, Mazda, and Volvo receivables represented about 2% of Ford Credit's managed receivables. In addition, the Mercury financing portfolio represented about 1% of Ford Credit's managed receivables at December 31, 2011. These percentages will decline over time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Losses. The chart below details annual trends in charge-offs (credit losses, net of recoveries), loss-to-receivables ("LTR") ratios (charge-offs divided by the average amount of receivables outstanding, excluding the reserve and unearned interest supplements related to finance receivables), credit loss reserve, and credit loss reserve as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT
HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.) and LTR (%)

0.46%
0.84%
1.07%
0.47%
0.24%
LTR
$632
$1,135
$1,095
$415
$201
2007
2008
2009
2010
2011

Worldwide Credit Loss Reserve (Mils.) and Reserves as a Pct. Of EOP Receivables

0.77%
1.40%
1.61%
1.02%
0.63%
Reserves as % of EOP Rec.
$1,090
$1,668
$1,549
$854
$534
2007
2008
2009
2010
2011

Ford Credit's charge-offs are down from 2010 levels, primarily reflecting lower repossessions in the United States and lower losses in Europe, offset partially by lower recoveries in the United States. The loss-to-receivables ratio is almost 50% lower than 2010, and is the lowest Ford Credit has seen in the last decade.

Reserves and reserves as a percentage of EOP receivables both are lower than a year ago, reflecting the decrease in charge-offs. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2011 and 2010, Ford Credit classified between 5% - 6% of its outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. For additional discussion, see "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" below.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's North America segment accounted for 96% of its total operating leases at December 31, 2011. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2011	2010	2009
Placements	219	120	67
Terminations	246	408	386
Returns	144	281	314

Memo:
Return Rates	59%	69%	81%

In 2011, placement volumes were up 99,000 units compared with 2010, primarily reflecting higher industry sales, higher Ford market share, and changes in Ford's marketing programs. Termination volumes decreased by 162,000 units in 2011 compared with 2010, reflecting lower placement volumes in the second half of 2008 and 2009. Return volumes decreased 137,000 units in 2011 compared with 2010, primarily reflecting fewer terminations and lower return rates.

U.S. Ford and Lincoln Brand Operating Lease Experience

The following chart shows annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. Ford Credit's U.S. Ford and Lincoln lease share was about 15% in 2011, and the operating lease portfolio accounted for about 85% of its total investment in operating leases at December 31, 2011.

FORD CREDIT
HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
177
85
58
34
168
88
61
19
159
60
65
34
159
39
71
49
86
4
44
38
2007
2008
2009
2010
2011

Memo: Ford and Lincoln U.S. Return Rates

2007	2008	2009	2010	2011
83%	88%	78%	65%	56%

36-Month Auction Values (At Incurred Mix)

$14,220
$12,555
$13,730
$15,800
$16,540
2007
2008
2009
2010
2011

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2007	2008	2009	2010	2011
$29.7	$22.5	$14.6	$10.0	$11.1

Ford Credit's lease return volumes in 2011 were almost 50% lower than the same period the prior year, primarily reflecting lower lease placements in 2008 and 2009. In addition, the 2011 lease return rate was 56%, down 9 percentage points compared with 2010, reflecting the increase in used vehicle prices.

In 2011, Ford Credit's strong auction values for 36-month vehicles continued, increasing by $740 per unit from 2010.

Ford Credit's worldwide net investment in operating leases was $11.1 billion at the end of 2011, up from $10 billion in 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2010 Compared with 2009

The chart below details the change in 2010 pre-tax operating profit compared with 2009 by causal factor.

FORD CREDIT
2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Millions
$1,053
$3,054
$2,001
$1,235
$582
$177
$(439)
$(502)
2009
2010
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The full-year increase was explained primarily by a lower provision for credit losses and lower depreciation expense for leased vehicles due to higher auction values; partial offsets included lower volume and other items, primarily reflecting the non-recurrence of net gains related to unhedged currency exposure from cross-border intercompany lending.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors," as well as Note 30 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash at December 31 was as follows (in billions):

	2011	2010	2009
Cash and cash equivalents	$7.9	$6.3	$9.7
Marketable securities (a)	15.0	14.2	15.2
Total cash, marketable securities and loaned securities	22.9	20.5	24.9
Securities-in-transit (b)	—	—	—
Gross cash	$22.9	$20.5	$24.9
__________

(a)
Included at December 31, 2011 are Ford Credit debt securities that we purchased, which are reflected in the table at a carrying value of $201 million, the estimated fair value of which is $201 million.  Also included are Mazda marketable securities with a fair value of $110 million.  For similar datapoints for the other periods listed here, see our prior-period financial reports.

(b)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, and debt obligations of a select group of
non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. Within our Automotive gross cash portfolio, we currently do not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at December 31, 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis.

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other - primarily financing-related). Our key liquidity metrics are operating-related cash flow (which best represents the ability of our Automotive operations to generate cash), Automotive gross cash, and Automotive liquidity. These items at December 31 were as follows (in billions):

	2011	2010
Gross cash	$22.9	$20.5
Available credit lines:
Secured credit facility, unutilized portion	8.8	6.9
Local lines available to foreign affiliates, unutilized portion	0.7	0.5
Automotive liquidity	$32.4	$27.9

We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash. This differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States ("GAAP") and differs from Net cash (used in)/provided by operating activities, the most directly comparable GAAP financial measure.

Changes in Automotive gross cash are summarized below (in billions):

	2011	2010 (a)	2009
Gross cash at end of period	$22.9	$20.5	$24.9
Gross cash at beginning of period	20.5	24.9	13.1
Total change in gross cash	$2.4	$(4.4)	$11.8

Automotive income/(loss) before income taxes (excluding special items)	$6.3	$5.3	$(1.9)
Capital expenditures	(4.3)	(3.9)	(4.0)
Depreciation and special tools amortization	3.6	3.8	4.2
Changes in working capital (b)	0.3	(0.1)	3.7
Other/timing differences (c)	—	0.2	(0.8)
Subvention payments to Ford Credit (d)	(0.3)	(0.9)	(2.0)
Total operating-related cash flows	5.6	4.4	(0.8)

Cash impact of personnel-reduction programs accrual	(0.3)	(0.2)	(0.7)
Net receipts from Financial Services sector (e)	4.2	2.7	1.0
Other	(0.2)	(0.8)	(1.1)
Cash flow before other actions	9.3	6.1	(1.6)

Net proceeds from/(Payments on) Automotive sector debt	(6.0)	(12.1)	11.9
Contributions to funded pension plans	(1.1)	(1.0)	(0.9)
Proceeds from the sale of Volvo/Other	0.2	2.6	2.4
Total change in gross cash	$2.4	$(4.4)	$11.8
__________

(a)	Except as noted, Volvo's 2010 cash flows are excluded from each line item of this table and included in Other.

(b)	Working capital comprised of changes in receivables, inventory and trade payables.

(c)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payments.

(d)
Beginning in 2008, Ford began paying all interest-rate subvention and residual value support to Ford Credit at the time of origination of new contracts.  Cash flows represented here reflect Ford's monthly support payments on contracts existing prior to 2008.

(e)	Primarily distributions and tax payments received from Ford Credit.

With respect to "Changes in working capital," in general we carry relatively low trade receivables compared to our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced. In addition, our inventories are lean because we build to order, not for inventory. In contrast, our Automotive

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. In addition, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Shown below is a reconciliation between financial statement Net cash (used in)/provided by operating activities and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2011	2010 (a)	2009
Net cash (used in)/provided by operating activities (b) (c)	$9.4	$6.4	$2.9
Items included in operating-related cash flows
Capital expenditures	(4.3)	(3.9)	(4.0)
Proceeds from the exercise of stock options	0.1	0.3	—
Net cash flows from non-designated derivatives	0.1	(0.2)	(0.1)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.3	0.2	0.7
Contributions to funded pension plans	1.1	1.0	0.9
Tax refunds, tax payments, and tax receipts from affiliates	(1.4)	(0.2)	(0.6)
Other (b)	0.3	0.8	(0.6)
Operating-related cash flows	$5.6	$4.4	$(0.8)
__________

(a)	Except as noted (see footnote (b) below), 2010 data exclude Volvo.

(b)	2010 includes Volvo.

(c)
2009 and 2010 are adjusted to reflect the reallocation of amounts previously displayed in "Net change in intersector receivables/payables and other liabilities" on our sector statement of cash flows.  These amounts were reallocated from a single line item to the individual cash flow line items within operating, investing, and financing activities of continuing operations on our sector statement of cash flows.

Credit Agreement. At December 31, 2011, commitments under the revolving credit facility of our Credit Agreement totaled $8.9 billion, which includes an increase of $1.7 billion of commitments we obtained in the first quarter of 2011. The $8.9 billion of revolving commitments terminate on November 30, 2013. During 2011, we prepaid in full the term loans outstanding under the Credit Agreement and $821 million of 2011 revolving commitments terminated as scheduled on December 15, 2011. At December 31, 2011, the utilized portion of the $8.9 billion of 2013 revolving commitments was $131 million, representing amounts utilized as letters of credit. None of the lenders under our Credit Agreement is a financial institution based in Greece, Ireland, Italy, Portugal, or Spain.

The borrowings of the Company, the subsidiary borrowers, and the guarantors under the Credit Agreement are secured by a substantial portion of our domestic Automotive assets (excluding cash). The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); Ford Motor Company of Canada, Limited intercompany notes (limited to its total tangible assets); 66% to 100% of the stock of all major first tier non-U.S. subsidiaries; and certain domestic intellectual property, including trademarks. Under the terms of the Credit Agreement, the collateral automatically will be released when our unsecured, long-term debt is rated investment grade by any two of Fitch, Moody's and S&P (as defined below under "Credit Ratings") (the "Collateral Release Date").

The Credit Agreement requires ongoing compliance with a borrowing base covenant until the Collateral Release Date and contains other restrictive covenants, including limitations on the amount of cash dividends we can pay. In addition, the Credit Agreement contains a liquidity covenant requiring us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities, and/or availability under the revolving credit facility.

With respect to the borrowing base covenant, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral described above such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement (the "Borrowing Base value").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail of Borrowing Base values for various categories of collateral (in millions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables	$900	75%	$675
U.S. inventory	1,894	60%	1,136
Pledge of Ford Motor Company of Canada, Limited intercompany notes (limited to its total tangible assets)	294	100%	294
Pledge of equity in Ford Credit and certain non-U.S. subsidiaries (net of intercompany transactions)	18,180	75%	13,635
U.S. property, plant, and equipment subject to indenture limitation	3,821	48%	1,836
Other U.S. machinery and equipment	2,595	40%	1,038
Intellectual property and U.S. trademarks (b)	7,900	32%	2,500
Eligible value/borrowing base	$35,584		$21,114
__________

(a)
Based on formulas set forth in the Credit Agreement, and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2011; equity of Ford Credit is based on its book value at December 31, 2011, net of certain intercompany transactions, and equity in other subsidiaries is based on a multiple of their two-year average earnings before interest, taxes, depreciation, and amortization ("EBITDA") less debt. For these purposes, EBITDA is defined as statutorily-reported consolidated operating income plus depreciation and amortization.

(b)	Value reflects independent third-party valuation of trademarks.

As of December 31, 2011, the Borrowing Base value and the total outstanding amount of debt and letters of credit secured by collateral were $21,114 million and $131 million, respectively, compared with $22,141 million and $5,298 million, respectively, at December 31, 2010. This resulted in a collateral coverage ratio of 161.18 to 1 at December 31, 2011, compared with a collateral coverage ratio of 4.18 to 1 at December 31, 2010. The borrowing base covenant requires a collateral coverage ratio of at least 1 to 1 assuming the revolving credit facility is fully drawn. On a basis that assumes the revolving loan facility is fully drawn, the collateral coverage ratio at December 31, 2011 (2.38 to 1) increased from that at December 31, 2010 (1.82 to 1), reflecting prepayment in full of the term loans and termination of the 2011 revolving commitments.

In addition to customary payment, representation, bankruptcy, and judgment defaults, the Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt for borrowed money, and a change-in-control default provision.

We are in the process of seeking to extend the termination date of the revolving credit facility under our Credit Agreement from November 30, 2013 to November 30, 2015, and to make certain other modifications to the Credit Agreement.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program.  We submitted to the DOE an application dated November 18, 2008 for term loans totaling $11.4 billion pursuant to the DOE's ATVM Program.  Our application, which was deemed substantially complete on December 16, 2008, related to ATVM Program expenditures approved by the DOE to be made by us extending beyond 2011.  By mutual agreement, our application was amended and restated on June 12, 2009 (as so amended and restated, the "Application") to request, initially, term loans totaling $5.9 billion to fund up to 80% of the ATVM Program expenditures approved through mid-2012.  The ATVM Program was authorized by section 136 of the Energy Independence and Security Act of 2007, as amended from time to time, to provide up to $25 billion of loans to automobile and automobile part manufacturers for the cost of re-equipping, expanding, or establishing manufacturing facilities in the United States to produce advanced technology vehicles or qualified components, and for associated engineering integration costs.  Loans under the ATVM Program are made by and through the Federal Financing Bank, an instrumentality of the U.S. government created by the Federal Financing Bank Act of 1973 that is under the general supervision of the Secretary of the Treasury.

As disclosed in our Current Report on Form 8-K dated September 16, 2009 (the "September 2009 Form 8-K Report"), we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank to enter into a Note Purchase Agreement (the "Note Purchase Agreement") for the purchase of notes to be issued by us evidencing such loans. The proceeds of advances under the Facility are to be used to finance certain costs for alternative technology vehicles eligible for financing under the ATVM Program that are incurred through mid-2012. Advances under the existing Facility may be requested through December 31, 2012. Each advance under the Facility bears interest at a blended rate based on the Treasury yield curve at the time such advance is

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears. The principal amount of the loans under the Facility is payable in quarterly installments, commencing on September 15, 2012, through June 15, 2022. Through December 31, 2011, we have received $4.8 billion in loans under the Facility and the weighted-average interest rate on such loans is about 2.5% per annum. For additional details regarding the Arrangement Agreement and the Note Purchase Agreement, refer to Exhibits 10.1 and 10.2 filed with the September 2009 Form 8-K Report.

European Investment Bank ("EIB") Credit Facility. On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB. Proceeds of loans drawn under the facility are being used for research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $698 million of loans at
December 31, 2011. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government). Ford of Britain has pledged substantially all of its fixed assets, receivables, and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

U.S. Ex-Im Bank and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. On December 21, 2010, we entered into a credit agreement with PEFCO and Ex-Im Bank. Under the terms of the credit agreement, PEFCO provided us with a $250 million revolving credit facility and Ex-Im Bank provided a guarantee to PEFCO for 100% of the outstanding principal amount of the loan, which is secured by our in-transit vehicle inventory to Canada and Mexico. The facility is used to finance vehicles exported for sale to Canada and Mexico that were manufactured in our U.S. assembly plants. The facility was fully drawn in the fourth quarter of 2010 and we had outstanding a $250 million loan at December 31, 2011. The loan matures on March 20, 2012 and bears interest at LIBOR, at a time period that most closely parallels the advancement term, plus a margin of 1% (excluding a facility fee of 1.6%), with interest payable monthly.

Other Automotive Credit Facilities. At December 31, 2011, we had $817 million of local credit facilities to non-U.S. Automotive affiliates, of which $74 million has been utilized. Of the $817 million of committed credit facilities, $66 million expires in 2012, $165 million expires in 2013, $223 million expires in 2014, and $363 million expires in 2015.

Net Cash. Our Automotive sector net cash calculation at December 31 was as follows (in billions):

	2011	2010
Gross cash	$22.9	$20.5
Less:
Long-term debt	12.1	17.1
Debt payable within one year	1.0	2.0
Total debt	13.1	19.1
Net cash	$9.8	$1.4

Total debt at December 31, 2011 decreased by $6 billion from December 31, 2010, reflecting the redemption of our Trust Preferred Securities in the first quarter of 2011, resulting in a reduction of about $3 billion, and payments made throughout the year of $4.9 billion on our term loans and revolving credit facility under the Credit Agreement, offset partially by an increase in low-cost government loans to support advanced technology vehicle development.

See Note 18 of the Notes to the Financial Statements for our debt maturity table as of December 31, 2011 and additional debt disclosures.

Pension Plan Contributions and Strategy. Worldwide, our defined benefit pension plans were underfunded by
$15.4 billion at December 31, 2011, compared with being underfunded by $11.5 billion at December 31, 2010. The deterioration primarily reflects sharply lower discount rates, with the U.S. weighted-average discount rate declining to 4.64% at the end of 2011 from 5.24% at the end of 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our long-term strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy will reduce balance sheet, cash flow, and income exposures and, in turn, reduce our risk profile. The key elements of this strategy include:

•	Limiting liability growth in our defined benefit plans by closing participation to new participants;

•	Reducing plan deficits through discretionary cash contributions;

•
Progressively re-balancing assets to more fixed income investments, with a target asset allocation to be reached over the next several years of about 80% fixed income investments and 20% growth assets, which will provide a better matching of plan assets to the characteristics of the liabilities, thereby reducing our net exposure; and

•	Taking other strategic actions to reduce pension liabilities.

In 2011, we contributed $1.1 billion to our worldwide funded pension plans and made $400 million of benefit payments directly by the Company for unfunded plans. During 2012, we expect to contribute from Automotive cash and cash equivalents $3.5 billion to our worldwide funded plans (including discretionary contributions to our U.S. plans of $2 billion), and to make $350 million of benefit payments directly by the Company for unfunded plans, for a total of about $3.8 billion.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2012.

As disclosed previously, based on present planning assumptions for long-term asset returns, a normalization of discount rates and planned cash contributions, we expect our global pension obligations in total to be fully funded over the next few years, with variability on a plan-by-plan basis.

For a detailed discussion of our pension plans, see Note 17 of the Notes to the Financial Statements.

Liquidity Sufficiency. One of the four key priorities of our business plan is to finance our plan and strengthen our balance sheet, while at the same time having resources available to grow our business. The actions described above are consistent with this priority. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products that customers want and value, grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide a cushion within an uncertain global economic environment. We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow, even as we continue to invest in the growth of our business.

Within the limitations provided under our Credit Agreement, on December 8, 2011, our Board of Directors declared a dividend of $0.05 per share on our Common and Class B Stock, payable on March 1, 2012 to stockholders of record on January 31, 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Services Sector

Ford Credit

Funding Strategy. Ford Credit's funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels and investors. Ford Credit's liquidity remains strong, and it maintains cash balances and committed capacity that meet its business and funding requirements in all global market conditions.

Ford Credit completed its full year funding plan despite volatile market conditions. In 2011, it completed $35 billion of term funding, including $19 billion in the public market and $16 billion of private securitizations. Ford Credit's public unsecured issuance was over $8 billion, including over $800 million issued under its U.S. Retail Notes program which it reintroduced in 2011.

The public retail securitization transactions included $2.5 billion from Ford Credit's FUEL notes program. These are
5-year notes backed by automotive retail finance receivables. The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among S&P, Moody's, and Fitch. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Ford Credit ended the year with over $17 billion of liquidity and about $33 billion of committed capacity, compared with about $34 billion at December 31, 2010. Throughout 2011, Ford Credit generally saw lower costs across the facilities it renewed.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuances and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on Ford Credit's ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to its funding plan. As a result of such events or regulation, Ford Credit may need to reduce new originations of receivables, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of our vehicles.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets. At December 31, 2011, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.7 billion. At present, all of Ford Credit's short-term credit ratings by nationally recognized statistical rating organizations ("NRSROs") are below the Tier-2 category, and as a result it has limited access to the unsecured commercial paper market, and Ford Credit's unsecured commercial paper cannot be held by money market funds. At December 31, 2011, the principal amount outstanding of Ford Credit's unsecured commercial paper was about $150 million, which primarily represents issuance under its commercial paper program in Mexico and Europe. Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations. Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient for Ford Credit's unsecured short-term funding obligations.

U.S. Financial Industry Regulations. See "Item 1A. Risk Factors" ("Item 1A") for discussion of new or increased credit, consumer, data protection, or other regulations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funding Portfolio. The chart below details the trends in the funding of Ford Credit's managed receivables:

FORD CREDIT
FUNDING STRATEGY

Billions
$95
$83
$85
$85-95
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$4
$6
$47
$44
$11
$17
$5
$7
$37
$39
$10
$15
$5
$7
$40
$36
$9
$12
~$5
$4-7
$37-42
$42-45
$9-10
$12-14
Year End 2009
Year End 2010
Year End 2011
Year End 2012 Fcst.

Securitized Funding as Percentage of Managed Receivables	56%	52%	55%	49 - 54%

__________

(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.
(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c) Excludes marketable securities related to insurance activities.

At year-end 2011, managed receivables were $85 billion. Ford Credit ended the year with $12.1 billion in cash, and securitized funding was 55% of managed receivables.

Ford Credit is projecting 2012 year-end managed receivables in the range of $85 billion to $95 billion and securitized funding is expected to represent about 49% to 54% of total managed receivables. The lower end of this range reflects, in part, FUEL notes converting to unsecured debt. It is Ford Credit's expectation that the securitized funding as a percent of managed receivables will decline going forward.

Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2012 and its public and private term funding issuances in 2011, 2010, and 2009 (in billions):

	Term Funding Plan
	2012 Forecast	2011	2010	2009
Public Transactions (a)
Unsecured	$ 8 - 11	$8	$6	$5
Securitization transactions (b)	10 - 12	11	11	15
Total public term funding	$ 18 - 23	$19	$17	$20

Private Transactions (c)	$ 10 - 13	$16	$8	$11
__________

(a)	Includes Rule 144A offerings.

(b)	Includes FUEL notes in 2011.

(c)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to FCAR.

In 2011, Ford Credit completed $35 billion of term funding. About $19 billion of this was public funding in the
United States, Canada and Europe, including over $8 billion of unsecured debt. Ford Credit also completed about $16 billion of funding through its private securitization channels across all of its major asset classes and regions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For 2012, Ford Credit projects full-year public term funding in the range of $18 billion to $23 billion, consisting of
$8 billion to $11 billion of unsecured debt and $10 billion to $12 billion of public securitizations. In addition to the public issuance, Ford Credit is projecting $10 billion to $13 billion of funding from its private sources. Through
February 20, 2012, Ford Credit completed about $7 billion of public term funding transactions, including about $4 billion for retail and wholesale asset-backed securitization transactions in the United States and $3 billion of unsecured issuance in the United States, Europe, and Canada. Ford Credit also completed about $1 billion of private term funding transactions, primarily reflecting retail, lease and wholesale asset-backed transactions in the United States, Europe, and Mexico.

Funding is expected to be relatively flat in 2012 despite the projected increase in managed receivables, largely reflecting fewer debt maturities.

Liquidity. The following chart illustrates Ford Credit's liquidity programs and utilization at December 31, 2011:

FORD CREDIT
LIQUIDITY PROGRAMS

Billions
Committed Capacity / Liquidity
Committed Capacity = $32.6 billion (a)
Capacity & Cash (d) → $44.7
Securitization Cash
Excess Capacity
Liquidity
$0.7
$7.9
$24.0
$12.1
$3.7(b)
$8.4
$3.7 (b)
$2.4 (c)
$38.6
Unsecured Credit Facilities
FCAR Lines
Conduits / Bank ABS
Cash
Total
$17
December 31, 2011 (Bils.)
Utilization of Liquidity
$0.2
$6.8
$14.5
$21.5
Unsecured Credit Facilities
FCAR
Conduits / Bank ABS
Total

Liquidity Available For Use Is About $17 Billion

__________

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

At December 31, 2011 Ford Credit had $44.7 billion of committed capacity and cash. After excluding securitization cash and adjusting for available assets, liquidity was $38.6 billion, of which $21.5 billion was utilized, leaving about
$17 billion of liquidity available for use. Committed capacity at year-end was $32.6 billion, about $1.4 billion higher than at the end of the third quarter of 2011. Ford Credit ended the year with about $2.4 billion of excess committed capacity, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed.

At December 31, 2011, Ford Credit's liquidity available for use was lower than year-end 2010 by about $5.5 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were higher than the liquidity generated from profits and new debt issuances.

Cash, Cash Equivalents, and Marketable Securities. At December 31, 2011, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $12.1 billion, compared with $14.6 billion at year-end 2010. In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs. Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Ford Credit's cash, cash equivalents, and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings. Ford Credit currently does not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did Ford Credit hold any at December 31, 2011. The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs. Ford Credit monitors its cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $3.7 billion and $4.2 billion at December 31, 2011 and 2010, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured debt on the open market. For full year 2011, Ford Credit called about $1.1 billion of its unsecured debt maturities and repurchased about $1.2 billion.

Credit Facilities and Committed Liquidity Programs. See Note 18 of the Notes to the Financial Statements for more information regarding credit facilities and committed liquidity programs for Ford Credit. While there is a risk of non-renewal of some of Ford Credit's committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, Ford Credit's capacity in excess of eligible receivables would enable it to absorb some reductions. Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.

Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities of its finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods. The following chart shows Ford Credit's cumulative maturities for the periods presented at
December 31, 2011:

FORD CREDIT
BALANCE SHEET LIQUIDITY PROFILE

(Billions)
Assets (a)
Debt (b)
$61
$45 (c)
$78
$58
$89
$65
$97
$84
2012
2013
2014
2015 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2012	2013	2014	2015 & Beyond
$6.1	$5.6	$3.6	$15.7

__________

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing immediately to match the underlying assets.

(c)	Includes all of the wholesale ABS term and conduit maturities of $4.8 billion that otherwise contractually extend to 2013 and beyond.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2012 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise extending beyond 2012. The chart above also reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2012 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2012; and

•
Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than after their contractual maturity even if it extends beyond January 1, 2012.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage at December 31 (in billions, except for ratios):

	2011	2010	2009
Total debt	$84.7	$82.9	$96.3
Equity	8.9	10.3	11.0
Financial statement leverage (to 1)	9.5	8.0	8.8

The following table shows the calculation of Ford Credit's managed leverage at December 31 (in billions, except for ratios):

	2011	2010	2009
Total debt	$84.7	$82.9	$96.3
Securitized off-balance sheet receivables outstanding	—	—	0.1
Adjustments for cash, cash equivalents, and marketable securities (a)	(12.1)	(14.6)	(17.3)
Adjustments for derivative accounting (b)	(0.7)	(0.3)	(0.2)
Total adjusted debt	$71.9	$68.0	$78.9

Equity	$8.9	$10.3	$11.0
Adjustments for derivative accounting (b)	(0.2)	(0.1)	(0.2)
Total adjusted equity	$8.7	$10.2	$10.8
Managed leverage (to 1) (c)	8.3	6.7	7.3
________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit deducts cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support its operations and amounts to support on-balance sheet securitization transactions. Ford Credit makes derivative accounting adjustments to its assets, debt, and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt obligations as they mature. As a result, Ford Credit excludes the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. Ford Credit believes the managed leverage measure provides its investors with meaningful information regarding management's decision-making processes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2011, Ford Credit's managed leverage was 8.3 to 1 compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us. By mid-decade, Ford Credit expects its leverage to be in the range of 10 - 11 to 1. In 2011, Ford Credit paid $3 billion in distributions to its parent.

Securitization Transactions by Ford Credit
Securitization. Ford Credit securitizes finance receivables and net investment in operating leases through a variety of programs, using amortizing, variable funding, and revolving structures. Ford Credit also sells finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, Ford Credit refers to structured financings as securitization transactions. Ford Credit's securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets worldwide. Ford Credit completed its first securitization transaction in 1988, and regularly securitizes assets, purchased or originated, in the United States, Canada, Mexico, and European countries.

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

Ford Credit securitizes its assets because the securitization market provides it with a lower cost source of funding compared with unsecured debt given Ford Credit's present credit ratings, and it diversifies Ford Credit's funding among different markets and investors. In the United States, Ford Credit is, in most cases, able to obtain funding in two days for its unutilized capacity in most of its committed liquidity programs. New programs and new transaction structures typically require substantial development time before coming to market.

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

Ford Credit's use of SPEs in its securitization transactions is consistent with conventional practices in the consumer asset-backed securitization industry. Ford Credit sponsors the SPEs used in all of its securitization programs with the exception of bank-sponsored conduits. None of Ford Credit's officers, directors, or employees holds any equity interests in its SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own Ford Credit's shares or shares of any of its affiliates.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit retains interests in its securitization transactions, including primarily subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund), and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. Ford Credit retains credit risk in securitization transactions because its retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, Ford Credit expects that any losses in the pool of securitized assets would likely be limited to its retained interests.

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

Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets and have no right to require Ford Credit to repurchase the investments. Ford Credit does not guarantee any asset-backed securities, although it is the co-obligor of the debt of a consolidated VIE up to $250 million for two of its securitization transactions, and has no obligation to provide liquidity or make monetary contributions or contributions of additional assets to its SPEs either due to the performance of the securitized assets or the credit rating of its short-term or long-term debt. However, as the seller and servicer of the securitized assets, Ford Credit is obligated to provide certain kinds of support to its securitization transactions, which are customary in the securitization industry. These obligations include indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of certain amounts.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On-Balance Sheet Arrangements

All of Ford Credit's securitization transactions involve sales to consolidated entities or it maintains control over the assets and, therefore, the securitized assets and related debt remain on Ford Credit's balance sheet. The securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions. This debt is not Ford Credit's obligation nor the obligation of its other subsidiaries. Assets and associated liabilities related to Ford Credit's on-balance sheet securitization transactions at December 31 were as follows (in billions):

	2011	2010
Total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitization transactions are as follows (in billions):	$62.2	$60.7
Cash balances to be used only to support the on-balance sheet securitizations	3.7	4.2
Debt payable only out of collections on the underlying securitized assets and related enhancements	46.7	43.6

See Note 18 of the Notes to the Financial Statements for more information regarding on-balance sheet securitization transactions.
Total Company

Equity/(Deficit). At December 31, 2011, Total equity/(deficit) attributable to Ford Motor Company was $15 billion, an improvement of $15.7 billion compared with December 31, 2010. The improvement is primarily explained by favorable changes in Retained earnings, primarily related to 2011 net income attributable to Ford of $20.2 billion, offset partially by cash dividends declared of $190 million. The changes in Retained earnings are offset partially by unfavorable changes in Accumulated other comprehensive income/(loss), primarily related to pension and OPEB adjustments of $3.6 billion and currency translation of $718 million.

Credit Ratings. Our short-term and long-term debt is rated by four credit rating agencies designated as NRSROs by the U.S. Securities and Exchange Commission:

•	DBRS Limited ("DBRS");

•	Fitch, Inc. ("Fitch");

•	Moody's Investors Service, Inc. ("Moody's"); and

•	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

In several markets, locally-recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies' ratings of us are based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. There have been no ratings actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. The following chart summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

NRSRO RATINGS
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB	B (high)	BBB (low)	Stable	BB (high)	R-4	Stable
Fitch	BB+	BB+	BBB-	Positive	BB+	B	Positive
Moody's	Ba1	Ba2	Baa2	Positive	Ba1	NP	Positive
S&P	BB+	BB+	BBB	Stable	BB+ (a)	NR	Stable
__________

(a)	S&P assigns FCE a long-term senior unsecured rating of BBB-, maintaining a one notch differential versus Ford Credit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

We are encouraged by our strong progress, and believe that our One Ford plan - to aggressively restructure our business to operate profitably, accelerate development of new products customers want and value, finance our plan and strengthen our balance sheet, and work together effectively as one team leveraging our global assets - provides the right strategy to achieve our objectives.

Our projected vehicle production for the first quarter of 2012 is as follows (in thousands):

	First Quarter 2012 (a)
	Planned Vehicle Unit Production	Over/(Under) First Quarter 2011
Ford North America	675	18
Ford South America	100	(12)
Ford Europe	410	(36)
Ford Asia Pacific Africa	215	(21)
Total	1,400	(51)
__________

(a)	Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year decline in planned production reflects lower industry demand in Europe and launch-related effects of new products in Asia Pacific Africa. Our planned production level is consistent with our disciplined strategy to match production with consumer demand.

We expect global economic growth to continue at a pace of about 3% during 2012. Economic growth in the United States is expected to be in the range of 2% to 3% for the year. Growth in Europe, however, remains very challenging. We expect weak conditions in Europe, with some markets doing better than others, while fiscal austerity programs are implemented. Several key emerging markets, including China, Brazil, India, Indonesia, Thailand, and Turkey, have entered cycles of fiscal policy easing to support economic growth.

Despite recent declines, we expect commodity prices over the longer term to continue to trend upward given global demand growth.

Overall, we expect the global business environment will favor automotive industry growth in 2012, with global industry sales volume projected to be about 80 million units, up from about 76 million units in 2011. In light of the volatile external environment, however, 2012 industry sales volume could range between 75 million units and 85 million units.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our planning assumptions and key metrics for 2011, along with our actual results, included the following:

	2011 Full-Year Plan	2011 Full-Year Results
Industry Volume (million units) (a)
–United States	13.0 – 13.5	13.0
–Europe (b)	14.5 – 15.5	15.3

Operational Metrics
Compared with prior year:
–U.S. Market Share	Equal / Improve	16.5% (up 0.1 ppt.)
–U.S. Retail Share of Retail Market (c)	Equal / Improve	14.0% (equal)
–Europe Market Share (b)	Equal / Improve	8.3% (down 0.1 ppt.)
–Quality	Improve	Mixed

Financial Metrics
Compared with prior year:
–Total Company Pre-Tax Operating Profit (d)	Improve	$8.8 Bils. (up $0.5 Bils.)
–Automotive Structural Costs (e)	Higher	$1.4 Bils. Higher
–Commodity Costs (Incl. Hedging)	Higher	$2.3 Bils. Higher
–Automotive Operating Margin (d)	Equal / Improve	5.4% (down 0.7 ppt.)
–Automotive Operating-Related Cash Flow (f)	Improve	$5.6 Bils. (up $1.2 Bils.)
Absolute amount:
–Capital Spending	$5 Billion – $5.5 Billion	$4.3 Billion
__________

(a)	Includes medium and heavy trucks.

(b)	For the 19 markets we track.

(c)	Current quarter estimated; prior periods based on latest Polk data.

(d)	Excludes special items; Automotive operating margin defined as Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(e)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

(f)	See "Liquidity and Capital Resources" discussion above for reconciliation of any datapoints to GAAP.

Within the current economic environment, our planning assumptions and key metrics for 2012 include the following:

2012 Full-Year Plan
Industry Volume (million units) (a)
–United States	13.5 – 14.5
–Europe (b)	14.0 – 15.0

Operational Metrics
Compared with prior year:
–U.S. Market Share	About Equal
–Europe Market Share (b)	About Equal
–Quality	Improve

Financial Metrics
Compared with prior year:
–Automotive Pre-Tax Operating Profit (c)	Higher
–Ford Credit Pre-Tax Operating Profit	Lower
–Total Company Pre-Tax Operating Profit (c)	About Equal
–Automotive Structural Cost Increase (d)	Less than $2 Billion
–Automotive Operating Margin (c)	Improve

Absolute amount:
–Capital Spending	$5.5 Billion – $6 Billion
__________

(a)	Includes medium and heavy trucks.

(b)	For the 19 markets we track.

(c)	Excludes special items; Automotive operating margin defined as Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(d)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We see both challenges and opportunities in the current environment. While the uncertainty surrounding the European debt crisis and its impact on the global economy presents a challenge for all, our strong product portfolio and the prospect of global economic growth offer opportunities for our business going forward.

Although we will monitor closely the economic environment throughout the year, we have established the key planning assumptions and metrics listed in the table above. As indicated, we expect full-year industry volume to range from 13.5 million to 14.5 million units in the United States, and 14 million to 15 million units for the 19 markets we track in Europe. We project full-year market share in the United States and Europe will be about equal compared with 2011. For quality, we expect to deliver year-over-year improvement.

Compared with 2011, we expect the following 2012 financial performance, excluding special items:

•	Automotive pre-tax operating profit to improve

•	Ford Credit to be solidly profitable, although at a lower level

•	Total Company pre-tax operating profit to be about equal

•	Automotive structural costs to increase by less than $2 billion as we support higher volumes, new product launches, and growth plans

•	Automotive operating margin to improve

We expect capital spending to be in a range of $5.5 billion to $6 billion as we continue to invest in our business, and we expect a non-material increase in our commodity costs in 2012 compared with 2011. We expect net interest in 2012 to be about equal to 2011; while interest expense will be reduced reflecting lower debt levels, lower interest rates result in reduced interest income.

As discussed in "Results of Operations" above, we expect Ford North America to continue as the core of our Automotive operations, with improved profitability for full-year 2012 compared with 2011. Looking ahead for Ford South America, competition in the region is intensifying with a number of manufacturers substantially increasing capacity and also importing new products into the region. Against this background, we expect Ford South America to continue to generate solid profitability for 2012, although somewhat lower than 2011. We are continuing to work on actions to strengthen our competitiveness in the region's changing environment; these actions include fully leveraging our One Ford plan, including the introduction of an all-new lineup of global products over the next two years starting in the second half of 2012. In Europe, the external environment is uncertain, and likely to remain so for some time. Given the challenges in Europe, we will continue to review, take and accelerate actions to strengthen and improve our Ford Europe business. This will include fully leveraging our One Ford plan and our global resources. We expect Ford Asia Pacific Africa to grow volume and be profitable for 2012, even as we continue to invest in additional capacity and in our product line-up for an even stronger future in line with our One Ford plan.

As indicated, we expect Ford Credit to be solidly profitable for full-year 2012 but at a lower level than 2011, primarily reflecting fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions. Of Ford Credit's $2.4 billion pre-tax profit for full-year 2011, the contribution related to these two factors was about $800 million favorable; these factors are expected to be minimal in 2012. Ford Credit also anticipates lower financing margin in 2012. As disclosed in "Liquidity and Capital Resources" above, Ford Credit anticipates year-end 2012 managed receivables to be in the range of $85 billion to $95 billion. Ford Credit also is projecting distributions of between $500 million and $1 billion during 2012, subject to available liquidity and managed leverage objectives.

Overall, we expect 2012 to be a solid year, with improved Automotive pre-tax operating profit, strong Automotive operating-related cash flow, and solid Ford Credit profitability. We recognize that we have both challenges and opportunities ahead, and chief among our tasks is accelerating the realization of the full potential of the global scale and operating margin benefits inherent in our One Ford plan. This task includes: working to improve even further our very strong North American operations; working to strengthen and grow our profitable South American operations in the face of increasing competition in the region; working to ensure that Ford Europe is on track to deliver sustainable and appropriate returns in an uncertain environment; working to achieve strong growth and profit contribution from Ford Asia Pacific Africa; and continuing the strong performance of our strategic asset Ford Credit.

Building on our strong performance in 2011, we will continue to leverage our One Ford plan as we go further on our path to achieving our mid-decade outlook.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond our current planning assumption, particularly in the United States;

•	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects on our operations resulting from economic, geopolitical, or other events;

•
Economic distress of suppliers that may require us to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase our costs, affect our liquidity, or cause production constraints or disruptions;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, information technology issues, production constraints or difficulties, or other factors);

•	Single-source supply of components or materials;

•	Labor or other constraints on our ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law "ownership change;"

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our products, perceived environmental impacts, or otherwise;

•
A change in our requirements where we have long-term supply arrangements committing us to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments;

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by us or a third-party vendor, or at a supplier facility;

•	Failure of financial institutions to fulfill commitments under committed credit facilities;

•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Higher-than-expected credit losses, lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

Warranty and Product Recalls

Nature of Estimates Required. We accrue the estimated cost of basic warranty coverages for each vehicle at the time of sale. We establish estimates using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Where little or no claims experience exists, we rely on historical averages. See
Note 30 of the Notes to the Financial Statements for information regarding costs for warranty actions. Separately, we also accrue at the time of sale for potential product recalls based on historical experience with similar actions. Product recalls are distinguishable from warranty coverages in that the actions may extend beyond basic warranty coverage periods.

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

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•
Discount rates. We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve comprised of high-quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

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

•	Salary growth. The salary growth assumption reflects our long-term actual experience, outlook, and assumed inflation.

•	Inflation. Our inflation assumption is based on an evaluation of external market indicators, including real gross domestic product growth and central bank inflation targets.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over the expected future years of service (approximately 12 years for the major U.S. plans). In 2011, the U.S. actual return on assets was 7.7%, which was lower than the expected return of 8%. The year-end 2011 weighted average discount rates for the U.S. and non-U.S. plans decreased by 60 and 47 basis points, respectively. These differences resulted in unamortized losses of about $5 billion. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan. For the major U.S. plans, unamortized losses exceed this threshold and recognition is continuing in 2012.

See Note 17 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis. The December 31, 2011 pension funded status and 2012 expense are affected by year-end 2011 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in factors which generally have the largest impact on pension expense and obligation is shown below (in millions):

	Percentage	Increase/(Decrease) in:
	Point	2012 Expense		December 31, 2011 Obligation
Assumption	Change	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$(260)/$310	$(160)/$180	$(4,780)/$5,800	$(2,980)/$3,440
Expected return on assets	+/- 1.0	(380)/380	(190)/190

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

•	Health care cost trends. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends.

•	Salary growth. Salary growth assumptions reflect our long-term actual experience, our outlook, and assumed inflation.

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.

Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. The weighted average discount rate used to determine the benefit obligation for U.S. plans at December 31, 2011 was 4.6%, compared with 5.2% at December 31, 2010, resulting in an unamortized loss of about $280 million. This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 13 years).

See Note 17 of the Notes to the Financial Statements for more information regarding OPEB costs and assumptions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sensitivity Analysis. The effect on U.S. and Canadian plans of a one percentage point increase/(decrease) in the assumed discount rate would be a (decrease)/increase in the postretirement health care benefit expense for 2012 of approximately $(40) million/$40 million, and in the year-end 2011 obligation of approximately $(730) million/$880 million.

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

See Note 22 of the Notes to the Financial Statements for more information regarding deferred tax assets.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of our assessment, we concluded that the net deferred tax assets of our U.S. entities required a full valuation allowance. We also recorded a full valuation allowance on the net deferred tax assets of certain foreign entities, such as Canada and Spain, where realization of these assets also was uncertain.

At December 31, 2010, our valuation allowance was $15.7 billion, leaving net deferred tax assets of about $900 million on our balance sheet. Prior to year-end 2011, the pattern of objectively-measured negative evidence of recent financial reporting losses outweighed the positive evidence of our growing profitability, despite the tangible progress we were making in implementing our One Ford plan.
By the end of 2011, our U.S. operations had returned to a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, our ten consecutive quarters of pre-tax operating profits, our successful completion of labor negotiations with the UAW, and our business plan showing continued profitability, provided assurance that our future tax benefits more likely than not will be realized. Accordingly, at year-end 2011, we released almost all of our valuation allowance against net deferred tax assets for entities in the United States, Canada, and Spain, resulting in a $12.4 billion benefit in our provision for income taxes.
At December 31, 2011, we have retained a valuation allowance against approximately $500 million of deferred tax assets in North America related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization, and a valuation allowance totaling about $1 billion primarily against deferred tax assets for our South America operations.
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

Consumer Segment. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of Ford Credit's present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.

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

Ford Credit uses these assumptions to assist it in estimating its allowance for credit losses. See Note 9 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions is shown below for Ford Credit's U.S. Ford and Lincoln retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2011 Allowance for Credit Losses	2011 Expense
Repossession rates (a)	+/- 0.1 pt.	$20/$(20)	$20/$(20)
Loss severity	+/- 1.0	5/(5)	5/(5)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

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

	2011	2010	2009
Vehicle return volume	144	281	314
Return rate	59%	69%	81%

For rental repurchase vehicles, practically all vehicles have been returned to us.

Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, historical return volumes for our leased vehicles, industry-wide used vehicle prices, our marketing incentive plans, and vehicle quality data.

Assumptions Used. For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions regarding:

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln retail and lease portfolio is as follows:

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2011 Accumulated Depreciation on Vehicles Subject to Operating Leases	2012 Expense
Future auction values	+/- 1.0	$32/$(32)	$12/$(12)
Return volumes	+/- 1.0	3/(3)	1/(1)

The impact of the increased accumulated supplemental depreciation in 2011 would be charged to expense in the
2012 - 2015 periods. Adjustments to the amount of accumulated depreciation on operating leases are reflected on our balance sheet as Net investment in operating leases and on the statement of operations in Depreciation, in each case under the Financial Services sector.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 3 of the Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AGGREGATE CONTRACTUAL OBLIGATIONS

We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services sector. Long-term debt may have fixed or variable interest rates. For long-term debt with variable-rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements. "Purchase obligations" are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms.

The table below summarizes our contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
	2012	2013 - 2014	2015 - 2016	2017 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$446	$1,401	$2,688	$8,198	$12,733
Interest payments relating to long-term debt (c)	589	1,130	1,046	7,717	10,482
Capital leases	10	12	7	4	33
Off-balance sheet
Purchase obligations	1,765	1,455	726	1,106	5,052
Operating leases	195	351	229	231	1,006
Total Automotive sector	3,005	4,349	4,696	17,256	29,306

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	22,681	24,832	13,976	7,977	69,466
Interest payments relating to long-term debt (c)	2,755	3,719	1,751	2,043	10,268
Capital leases	1	2	1	—	4
Off-balance sheet
Purchase obligations	19	12	11	11	53
Operating leases	54	70	42	41	207
Total Financial Services sector	25,510	28,635	15,781	10,072	79,998
Intersector elimination (d)	(201)	—	—	—	(201)
Total Company	$28,314	$32,984	$20,477	$27,328	$109,103
__________
(a) Amount includes, prior to adjustment noted above, $456 million for the Automotive sector and $22,682 million for the Financial Services sector for the current portion of long-term debt. See Note 18 of the Notes to the Financial Statements for additional discussion.
(b) Automotive sector excludes unamortized debt discounts of $(249) million. Financial Services sector excludes unamortized debt discounts of $(152) million and adjustments of $681 million related to designated fair value hedges of the debt.
(c) Excludes amortization of debt discounts/premiums.
(d) Intersector elimination related to Ford's acquisition of Ford Credit debt securities. See Note 18 of the Notes to the Financial Statements for additional detail.

The amount of unrecognized tax benefits for 2011 of $1.8 billion (see Note 22 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 8, 17 and 18, respectively, of the Notes to the Financial Statements.

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

Direct responsibility for the execution of our market risk management strategies resides with our Treasurer's Office and is governed by written policies and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are approved by the GRMC, and reviewed by the Audit Committee of our Board of Directors.

In accordance with corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions, when available, are used to hedge underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes. In certain instances, we forgo hedge accounting, and, in certain other instances, our derivatives do not qualify for hedge accounting. Either situation results in unrealized gains and losses that are recognized currently in net income. For additional information on our derivatives, see Note 25 of the Notes to the Financial Statements.

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

Foreign Currency Risk. Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in currency exchange rates. Accordingly, our normal practice is to use derivative instruments, when available, to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies. In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of
December 31, 2011 was a liability of $236 million compared to a liability of $35 million as of December 31, 2010. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $1.7 billion at December 31, 2011 compared with a decrease of about $350 million as of December 31, 2010. The increase in potential market risk from the end of last year primarily results from an increase in the amount of foreign currencies hedged during 2011 as our hedging capacity has increased with improved operating performance.

Commodity Price Risk.  Commodity price risk is the possibility that our financial results could be better or worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as ferrous metals (e.g., steel and iron castings), non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). Steel and resins are two of our largest commodity exposures and are among the most difficult to hedge.

Our normal practice is to use derivative instruments, when available, to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals and precious metals). In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2011 was a liability of $370 million (which reflects the cumulative mark to market net loss on our hedging contracts for full year 2011), compared to an asset of $63 million as of December 31, 2010. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be about $203 million at December 31, 2011, compared with a decrease of about $90 million at December 31, 2010. The increase in potential market risk from the end of last year primarily results from an increase in the amount of commodities hedged during 2011 as our hedging capacity has increased with improved operating performance.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2011, we had $22.9 billion in our Automotive investment portfolios, compared to $20.5 billion at December 31, 2010. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the statement of operations. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $95 million. This compares to $81 million, as calculated as of December 31, 2010. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings.

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 25 of the Notes to the Financial Statements.

FORD CREDIT MARKET RISK

Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor, and manage, in accordance with defined policies and procedures:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect cash flow and economic value;

•	Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds received at lease termination will be lower than projections or return volumes will be higher than projections; and

•	Liquidity risk - the possibility that Ford Credit may be unable to meet all of its current and future obligations in a timely manner.

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

Interest Rate Risk. Ford Credit is exposed to interest rate risk to the extent that its assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Ford Credit's assets consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers' inventory and generally require dealers to pay a floating rate.

Debt consists primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit may borrow at terms longer than the terms of their assets, in most instances with up to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Ford Credit's interest rate risk management objective is to reduce volatility in its cash flows and volatility in its economic value from changes in interest rates based on an established risk tolerance.

Ford Credit uses re-pricing gap analysis and economic value sensitivity analysis to evaluate potential long term effects of changes in interest rates. It then enters into interest rate swaps, when available, to convert portions of its floating-rate debt to fixed or its fixed-rate debt to floating to ensure that Ford Credit's exposure falls within the established tolerances. Ford Credit also uses pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with Ford Credit's interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Ford Credit's Asset-Liability Committee reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates, across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Pre-tax cash flow sensitivity as of year-end 2011 and 2010 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2011	$60	$(60)
December 31, 2010	$(22)	$22
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

As of December 31, 2011, in the aggregate Ford Credit's assets re-price faster than its debt combined with the derivative instruments hedging the debt. Other things being equal, this means that during a period of rising interest rates, the interest rates earned on Ford Credit's assets will increase more rapidly than the interest paid on Ford Credit's debt, thereby initially increasing Ford Credit's pre-tax cash flow. Correspondingly, during a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially decrease.

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

Foreign Currency Risk. Ford Credit's policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros and Pound Sterling. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables:

 As a result of this policy, Ford Credit believes its market risk exposure relating to changes in currency exchange rates is insignificant.

Derivative Fair Values. The net fair value of Ford Credit's derivative financial instruments as of December 31, 2011 was an asset of about $1.1 billion, compared to an asset of $712 million as of December 31, 2010. For additional information regarding our Financial Services sector derivatives, see Note 25 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-97 and FSS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2011 and 2010 are provided in Note 29 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Lewis Booth, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. As previously disclosed, during the fourth quarter of 2011 we transferred our Russian operations to the new FordSollers joint venture, which is an unconsolidated affiliate.

ITEM 9B.  Other Information

None.

PART III.

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

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Grants of Plan-Based Awards in 2011," "Outstanding Equity Awards at 2011 Fiscal Year-End," "Option Exercises and Stock Vested in 2011," "Pension Benefits in 2011," "Nonqualified Deferred Compensation in 2011," and "Potential Payments Upon Termination or Change in Control."

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

PART IV.

ITEM 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2011 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statement of Operations and Sector Statement of Operations for the years ended December 31, 2011, 2010, and 2009.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2011 and 2010.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

•	Consolidated Statement of Equity for the years ended December 31, 2011, 2010, and 2009.

•	Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated and Sector Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth on pages FS-1 through FS-97 immediately following the signature pages of this Report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated as of January 1, 2011.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed with this Report.
Exhibit 10-C	Benefit Equalization Plan, as amended and restated as of January 1, 2011.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-D	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-E	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2011.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2010.*

Designation	Description	Method of Filing
Exhibit 10-F	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-F-1	Amendment to Description of Director Compensation as of March 1, 2009.**	Filed as Exhibit 10-F-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-F-2	Amendment to Description of Director Compensation as of February 25, 2010.**	Filed as Exhibit 10-F-6 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-F-3	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed with this Report.
Exhibit 10-G	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-H	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-I	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-J	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-L	Select Retirement Plan, as amended and restated as of January 1, 2011.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-M	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-M-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-N	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-N-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-N-2	Annual Incentive Compensation Plan Metrics for 2010.**	Filed as Exhibit 10-N-2 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-N-3	Annual Incentive Compensation Plan Metrics for 2011.**	Filed as Exhibit 10-N-3 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-4	Annual Incentive Compensation Plan Metrics for 2012.**	Filed with this Report.
Exhibit 10-N-5	Performance-Based Restricted Stock Unit Metrics for 2008.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-N-6	Performance-Based Restricted Stock Unit Metrics for 2009.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-N-7	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-N-8	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed as Exhibit 10-N-7 to our Annual Report on Form 10-K for the year ended December 31, 2010.*

Designation	Description	Method of Filing
Exhibit 10-N-9	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed with this Report.
Exhibit 10-N-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-O-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter for 2008.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-O-15	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-16	Form of Final Award Notification Letter for 2006-2008 Performance Period.**	Filed as Exhibit 10-O-20 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Designation	Description	Method of Filing
Exhibit 10-O-17	1998 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-P-19 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-O-18	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-19	1998 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-P-20 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-O-20	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-21	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-P-21 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-O-22	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-23	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 1998 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2007.*
Exhibit 10-O-24	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-25	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-P-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-P-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed with this Report.
Exhibit 10-Q	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-R	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-S	Description of Settlement of Special 2006 – 2008 Senior Executive Retention Program.**	Filed as Exhibit 10-U-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-S-1	Form of Final Award Letter for Performance-Based Restricted Stock Unit Enhanced Grant.**	Filed as Exhibit 10-T-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Designation	Description	Method of Filing
Exhibit 10-W-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W-3	Form of Alan Mulally Agreement Amendment.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-Y	Amended Ford-UAW Retiree Health Care Settlement Agreement dated July 23, 2009.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 28, 2009.*
Exhibit 10-Y-1	Amendment dated July 22, 2009 to the Note Purchase Agreement dated April 7, 2008 between Ford Motor Company and its wholly-owned subsidiary Ford-UAW Holdings LLC.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed July 28, 2009.*
Exhibit 10-Z	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*
Exhibit 10-AA	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-BB	Tax Benefit Preservation Plan dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-CC	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-DD	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-EE
Stock Purchase Agreement by and among Ford Motor Company, Volvo Personvagnar Holding AB, Mintime North America, LLC, and Geely Sweden AB for the sale and Purchase of Volvo Car Corporation and Volvo Cars of North America, LLC.
Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of February 13, 2012.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
*** Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR COMPANY

By:	/s/ BOB SHANKS
Bob Shanks, Vice President and Controller
(chief accounting officer)

Date:	February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 21, 2012
William Clay Ford, Jr.

ALAN MULALLY*	Director, President and Chief Executive Officer	February 21, 2012
Alan Mulally	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 21, 2012
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 21, 2012
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director	February 21, 2012
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 21, 2012
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 21, 2012
Richard A. Gephardt

JAMES H. HANCE, JR.*	Director	February 21, 2012
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director	February 21, 2012
William W. Helman IV

IRVINE O. HOCKADAY, JR.*	Director	February 21, 2012
Irvine O. Hockaday, Jr.

Signature	Title	Date

JON M. HUNTSMAN, JR.*	Director	February 21, 2012
Jon M. Huntsman, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 21, 2012
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and Governance Committee	February 21, 2012
Ellen R. Marram

HOMER A. NEAL*	Director and Chair of the Sustainability Committee	February 21, 2012
Homer A. Neal

GERALD L. SHAHEEN*	Director	February 21, 2012
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 21, 2012
John L. Thornton

LEWIS BOOTH*	Executive Vice President and Chief Financial Officer	February 21, 2012
L.W.K. Booth	(principal financial officer)

BOB SHANKS*	Vice President and Controller	February 21, 2012
Bob Shanks	(principal accounting officer)

*By: /s/ PETER J. SHERRY, JR.		February 21, 2012
(Peter J. Sherry, Jr.)
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 21, 2012

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2011, 2010, and 2009
(in millions, except per share amounts)

	2011	2010	2009

Revenues
Automotive	$128,168	$119,280	$103,868
Financial Services	8,096	9,674	12,415
Total revenues	136,264	128,954	116,283

Costs and expenses
Automotive cost of sales	113,345	104,451	98,866
Selling, administrative and other expenses	11,578	11,909	13,029
Interest expense	4,431	6,152	6,790
Financial Services provision for credit and insurance losses	(33)	(216)	1,030
Total costs and expenses	129,321	122,296	119,715

Automotive interest income and other non-operating income/(expense), net (Note 19)	825	(362)	5,284
Financial Services other income/(loss), net (Note 19)	413	315	552
Equity in net income/(loss) of affiliated companies	500	538	195
Income/(Loss) before income taxes	8,681	7,149	2,599
Provision for/(Benefit from) income taxes (Note 22)	(11,541)	592	(113)
Income/(Loss) from continuing operations	20,222	6,557	2,712
Income/(Loss) from discontinued operations	—	—	5
Net income/(loss)	20,222	6,557	2,717
Less: Income/(Loss) attributable to noncontrolling interests	9	(4)	—
Net income/(loss) attributable to Ford Motor Company	$20,213	$6,561	$2,717

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$20,213	$6,561	$2,712
Income/(Loss) from discontinued operations	—	—	5
Net income/(loss) attributable to Ford Motor Company	$20,213	$6,561	$2,717

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 24)
Basic income/(loss)
Income/(Loss) from continuing operations	$5.33	$1.90	$0.91
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$5.33	$1.90	$0.91
Diluted income/(loss)
Income/(Loss) from continuing operations	$4.94	$1.66	$0.86
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$4.94	$1.66	$0.86

Cash dividends declared	$0.05	$—	$—

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF OPERATIONS
For the Years Ended December 31, 2011, 2010, and 2009
(in millions, except per share amounts)

	2011	2010	2009

AUTOMOTIVE
Revenues	$128,168	$119,280	$103,868
Costs and expenses
Cost of sales	113,345	104,451	98,866
Selling, administrative and other expenses	9,060	9,040	8,354
Total costs and expenses	122,405	113,491	107,220
Operating income/(loss)	5,763	5,789	(3,352)

Interest expense	817	1,807	1,477

Interest income and other non-operating income/(expense), net (Note 19)	825	(362)	5,284
Equity in net income/(loss) of affiliated companies	479	526	330
Income/(Loss) before income taxes — Automotive	6,250	4,146	785

FINANCIAL SERVICES
Revenues	8,096	9,674	12,415
Costs and expenses
Interest expense	3,614	4,345	5,313
Depreciation	1,843	2,024	3,937
Operating and other expenses	675	845	738
Provision for credit and insurance losses	(33)	(216)	1,030
Total costs and expenses	6,099	6,998	11,018

Other income/(loss), net (Note 19)	413	315	552
Equity in net income/(loss) of affiliated companies	21	12	(135)
Income/(Loss) before income taxes — Financial Services	2,431	3,003	1,814

TOTAL COMPANY
Income/(Loss) before income taxes	8,681	7,149	2,599
Provision for/(Benefit from) income taxes (Note 22)	(11,541)	592	(113)
Income/(Loss) from continuing operations	20,222	6,557	2,712
Income/(Loss) from discontinued operations	—	—	5
Net income/(loss)	20,222	6,557	2,717
Less: Income/(Loss) attributable to noncontrolling interests	9	(4)	—
Net income/(loss) attributable to Ford Motor Company	$20,213	$6,561	$2,717

NET INCOME/(LOSS) ATTRIBUTABLE TO FORD MOTOR COMPANY
Income/(Loss) from continuing operations	$20,213	$6,561	$2,712
Income/(Loss) from discontinued operations	—	—	5
Net income/(loss) attributable to Ford Motor Company	$20,213	$6,561	$2,717

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 24)
Basic income/(loss)
Income/(Loss) from continuing operations	$5.33	$1.90	$0.91
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$5.33	$1.90	$0.91
Diluted income/(loss)
Income/(Loss) from continuing operations	$4.94	$1.66	$0.86
Income/(Loss) from discontinued operations	—	—	—
Net income/(loss)	$4.94	$1.66	$0.86

Cash dividends declared	$0.05	$—	$—

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$17,148	$14,805
Marketable securities (Note 6)	18,618	20,765
Finance receivables, net (Note 7)	69,976	70,070
Other receivables, net	8,565	8,381
Net investment in operating leases (Note 8)	12,838	11,675
Inventories (Note 10)	5,901	5,917
Equity in net assets of affiliated companies (Note 11)	2,936	2,569
Net property (Note 14)	22,371	23,179
Deferred income taxes (Note 22)	15,125	2,003
Net intangible assets (Note 15)	100	102
Other assets	4,770	5,221
Total assets	$178,348	$164,687

LIABILITIES
Payables	$17,724	$16,362
Accrued liabilities and deferred revenue (Note 16)	45,369	43,844
Debt (Note 18)	99,488	103,988
Deferred income taxes (Note 22)	696	1,135
Total liabilities	163,277	165,329

EQUITY
Capital stock (Note 24)
Common Stock, par value $.01 per share (3,745 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,905	20,803
Retained earnings/(Accumulated deficit)	12,985	(7,038)
Accumulated other comprehensive income/(loss)	(18,734)	(14,313)
Treasury stock	(166)	(163)
Total equity/(deficit) attributable to Ford Motor Company	15,028	(673)
Equity/(Deficit) attributable to noncontrolling interests	43	31
Total equity/(deficit)	15,071	(642)
Total liabilities and equity	$178,348	$164,687

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 13 for additional information on our VIEs.

ASSETS
Cash and cash equivalents	$3,402	$4,062
Finance receivables, net	49,795	50,473
Other receivables, net	—	13
Net investment in operating leases	6,354	6,121
Inventories	—	19
Net property	—	31
Other assets	157	28
LIABILITIES
Payables	—	16
Accrued liabilities and deferred revenue	97	222
Debt	41,421	40,247

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	December 31, 2011	December 31, 2010
ASSETS
Automotive
Cash and cash equivalents	$7,965	$6,301
Marketable securities (Note 6)	14,984	14,207
Total cash and marketable securities	22,949	20,508
Receivables, less allowances of $126 and $228	4,219	3,992
Inventories (Note 10)	5,901	5,917
Deferred income taxes	1,791	359
Net investment in operating leases (Note 8)	1,356	1,282
Other current assets	1,053	610
Current receivable from Financial Services (Note 1)	878	1,700
Total current assets	38,147	34,368
Equity in net assets of affiliated companies (Note 11)	2,797	2,441
Net property (Note 14)	22,229	23,027
Deferred income taxes	13,932	2,468
Net intangible assets (Note 15)	100	102
Non-current receivable from Financial Services (Note 1)	32	181
Other assets	1,549	2,019
Total Automotive assets	78,786	64,606
Financial Services
Cash and cash equivalents	9,183	8,504
Marketable securities (Note 6)	3,835	6,759
Finance receivables, net (Note 7)	73,330	73,265
Net investment in operating leases (Note 8)	11,482	10,393
Equity in net assets of affiliated companies (Note 11)	139	128
Other assets	3,605	4,221
Total Financial Services assets	101,574	103,270
Intersector elimination	(1,112)	(2,083)
Total assets	$179,248	$165,793
LIABILITIES
Automotive
Trade payables	$14,015	$13,466
Other payables	2,734	1,544
Accrued liabilities and deferred revenue (Note 16)	15,003	17,065
Deferred income taxes	40	392
Debt payable within one year (Note 18)	1,033	2,049
Total current liabilities	32,825	34,516
Long-term debt (Note 18)	12,061	17,028
Other liabilities (Note 16)	26,910	23,016
Deferred income taxes	255	344
Total Automotive liabilities	72,051	74,904
Financial Services
Payables	975	1,352
Debt (Note 18)	86,595	85,112
Deferred income taxes	1,301	1,505
Other liabilities and deferred income (Note 16)	3,457	3,764
Payable to Automotive (Note 1)	910	1,881
Total Financial Services liabilities	93,238	93,614
Intersector elimination	(1,112)	(2,083)
Total liabilities	164,177	166,435
EQUITY
Capital stock (Note 24)
Common Stock, par value $.01 per share (3,745 million shares issued)	37	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,905	20,803
Retained earnings/(Accumulated deficit)	12,985	(7,038)
Accumulated other comprehensive income/(loss)	(18,734)	(14,313)
Treasury stock	(166)	(163)
Total equity/(deficit) attributable to Ford Motor Company	15,028	(673)
Equity/(Deficit) attributable to noncontrolling interests	43	31
Total equity/(deficit)	15,071	(642)
Total liabilities and equity	$179,248	$165,793
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011, 2010, and 2009
(in millions)

	2011	2010	2009
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$9,784	$11,477	$15,477

Cash flows from investing activities of continuing operations
Capital expenditures	(4,293)	(4,092)	(4,059)
Acquisitions of retail and other finance receivables and operating leases	(35,866)	(28,873)	(26,392)
Collections of retail and other finance receivables and operating leases	33,964	37,757	39,884
Purchases of securities	(68,723)	(100,150)	(78,200)
Sales and maturities of securities	70,795	101,077	74,344
Proceeds from sales of retail and other finance receivables and operating leases	—	—	911
Proceeds from sale of business	333	1,318	382
Settlements of derivatives	353	(37)	478
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(69)	(456)	—
Cash change due to deconsolidation of joint ventures	—	—	(343)
Receipt of cash from purchase of Bordeaux	—	94	—
Other	465	270	(386)
Net cash (used in)/provided by investing activities	(3,041)	6,908	6,619

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	1,339	2,450
Changes in short-term debt	2,841	(1,754)	(5,881)
Proceeds from issuance of other debt	35,921	30,821	45,993
Principal payments on other debt	(43,095)	(47,625)	(61,822)
Payments on notes/transfer of cash equivalents to the UAW Voluntary Employee Benefit Association ("VEBA") Trust (Note 17)	—	(7,302)	(2,574)
Other	92	100	(996)
Net cash (used in)/provided by financing activities	(4,241)	(24,421)	(22,830)

Effect of exchange rate changes on cash	(159)	(53)	454
Cumulative correction of Financial Services prior-period error (Note 1)	—	—	(630)

Net increase/(decrease) in cash and cash equivalents	$2,343	$(6,089)	$(910)

Cash and cash equivalents at January 1	$14,805	$20,894	$21,804
Net increase/(decrease) in cash and cash equivalents	2,343	(6,089)	(910)
Cash and cash equivalents at December 31	$17,148	$14,805	$20,894

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011, 2010, and 2009
(in millions)

	2011		2010		2009
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities (Note 26)	$9,368	$2,405	$6,363	$3,798	$2,874	$5,805

Cash flows from investing activities of continuing operations
Capital expenditures	(4,272)	(21)	(4,066)	(26)	(4,043)	(16)
Acquisitions of retail and other finance receivables and operating leases	—	(35,845)	—	(28,811)	—	(26,392)
Collections of retail and other finance receivables and operating leases	—	33,964	—	37,757	—	40,013
Net (acquisitions)/collections of wholesale receivables	—	(2,010)	—	(46)	—	5,542
Purchases of securities	(44,353)	(24,370)	(53,614)	(46,728)	(52,293)	(27,555)
Sales and maturities of securities	43,525	27,270	54,857	46,866	46,420	28,326
Settlements of derivatives	135	218	(196)	159	(76)	554
Proceeds from sales of retail and other finance receivables and operating leases	—	—	—	—	—	911
Proceeds from sale of business	310	23	1,318	—	8	374
Receipt of cash from purchase of Bordeaux	—	—	94	—	—	—
Cash change due to deconsolidation of joint ventures	—	—	—	—	(343)	—
Investing activity (to)/from Financial Services	2,903	—	2,455	—	76	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	(69)	—	(456)	—	—	—
Other	280	185	185	85	(707)	321
Net cash (used in)/provided by investing activities	(1,541)	(586)	577	9,256	(10,958)	22,078

Cash flows from financing activities of continuing operations
Sales of Common Stock	—	—	1,339	—	2,450	—
Changes in short-term debt	(396)	3,237	391	(2,145)	281	(6,162)
Proceeds from issuance of other debt	2,452	33,469	2,648	28,173	14,730	31,263
Principal payments on other debt	(8,058)	(35,037)	(9,144)	(38,935)	(2,941)	(56,508)
Payments on notes/transfer of cash equivalents to the UAW VEBA Trust (Note 17)	—	—	(6,002)	—	(2,574)	—
Financing activity to/(from) Automotive	—	(2,903)	—	(2,455)	—	(76)
Other	70	22	292	(192)	(395)	(601)
Net cash (used in)/provided by financing activities	(5,932)	(1,212)	(10,476)	(15,554)	11,551	(32,084)

Effect of exchange rate changes on cash	(231)	72	75	(128)	163	291
Cumulative correction of prior period-error (Note 1)	—	—	—	—	—	(630)

Net increase/(decrease) in cash and cash equivalents	$1,664	$679	$(3,461)	$(2,628)	$3,630	$(4,540)

Cash and cash equivalents at January 1	$6,301	$8,504	$9,762	$11,132	$6,132	$15,672
Net increase/(decrease) in cash and cash equivalents	1,664	679	(3,461)	(2,628)	3,630	(4,540)
Cash and cash equivalents at December 31	$7,965	$9,183	$6,301	$8,504	$9,762	$11,132

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the Years Ended December 31, 2011, 2010, and 2009
(in millions)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
YEAR ENDED DECEMBER 31, 2009
Balance at beginning of year	$24	$10,875	$(16,316)	$(10,123)	$(181)	$(15,721)	$350	$(15,371)
Comprehensive income/(loss)
Net income/(loss)	—	—	2,717	—	—	2,717	—	2,717
Foreign curr. translation (net of $65 of tax)	—	—	—	2,235	—	2,235	—	2,235
Net gain/(loss) on derivative instruments (net of $0 of tax)	—	—	—	(127)	—	(127)	—	(127)
Employee benefit related (net of $302 of tax benefit & other)	—	—	—	(2,851)	—	(2,851)	—	(2,851)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	2	—	2	—	2
Comprehensive income/(loss)						1,976	—	1,976
Common Stock issued	10	5,911	—	—	—	5,921	—	5,921
Impact of deconsolidation of AutoAlliance International, Inc.	—	—	—	—	—	—	(269)	(269)
Treasury stock/other	—	—	—	—	4	4	(40)	(36)
Cash dividends declared	—	—	—	—	—	—	(3)	(3)
Balance at end of year	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$38	$(7,782)

YEAR ENDED DECEMBER 31, 2010
Balance at beginning of year	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$38	$(7,782)
Comprehensive income/(loss)
Net income/(loss)	—	—	6,561	—	—	6,561	(4)	6,557
Foreign curr. translation (net of $2 of tax benefit)	—	—	—	(2,233)	—	(2,233)	(1)	(2,234)
Net gain/(loss) on derivative instruments (net of $0 of tax)	—	—	—	(24)	—	(24)	—	(24)
Employee benefit related (net of $222 of tax benefit & other)	—	—	—	(1,190)	—	(1,190)	—	(1,190)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	(2)	—	(2)	—	(2)
Comprehensive income/(loss)						3,112	(5)	3,107
Common Stock issued	4	4,017	—	—	—	4,021	—	4,021
Treasury stock/other	—	—	—	—	14	14	—	14
Cash dividends declared	—	—	—	—	—	—	(2)	(2)
Balance at end of year	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)

YEAR ENDED DECEMBER 31, 2011
Balance at beginning of year	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)
Comprehensive income/(loss)
Net income/(loss)	—	—	20,213	—	—	20,213	9	20,222
Foreign curr. translation (net of $2 of tax benefit)	—	—	—	(718)	—	(718)	(2)	(720)
Net gain/(loss) on derivative instruments (net of $67 of tax benefit)	—	—	—	(152)	—	(152)	—	(152)
Employee benefit related (net of $1,560 of tax benefit & other)	—	—	—	(3,553)	—	(3,553)	—	(3,553)
Net holding gain/(loss) (net of $0 of tax)	—	—	—	2	—	2	—	2
Comprehensive income/(loss)						15,792	7	15,799
Common Stock issued	—	102	—	—	—	102	—	102
Treasury stock/other	—	—	—	—	(3)	(3)	5	2
Cash dividends declared (Note 24)	—	—	(190)	—	—	(190)	—	(190)
Balance at end of year	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071

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

We prepare our financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). We present the financial statements on a consolidated basis and on a sector basis for our Automotive and Financial Services sectors. The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses. We eliminate all intercompany items and transactions in the consolidated and sector balance sheets. In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements. These line items are reconciled below under "Reconciliations between Consolidated and Sector Financial Statements" or in related footnotes.

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

Adoption of New Accounting Standards

Troubled Debt Restructurings. On July 1, 2011 we adopted the new accounting standard related to a creditor's determination of whether a restructuring is a troubled debt restructuring ("TDR"). The new standard provides additional guidance as to whether a restructuring meets the criteria to be considered a TDR. Refer to Notes 7 and 9 for further information regarding TDRs.

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

Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss) attributable to Ford Motor Company as of December 31 were as follows (in millions):

	2011	2010	2009
Accumulated other comprehensive income/(loss):
Foreign currency translation	$(1,383)	$(665)	$1,568
Net gain/(loss) on derivative instruments	(181)	(29)	(5)
Employee benefit related	(17,170)	(13,617)	(12,427)
Net holding gain/(loss)	—	(2)	—
Total accumulated other comprehensive income/(loss)	$(18,734)	$(14,313)	$(10,864)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets at December 31 was as follows (in millions):

	2011	2010
Sector balance sheet presentation of deferred income tax assets:
Automotive sector current deferred income tax assets	$1,791	$359
Automotive sector non-current deferred income tax assets	13,932	2,468
Financial Services sector deferred income tax assets (a)	302	282
Total	16,025	3,109
Reclassification for netting of deferred income taxes	(900)	(1,106)
Consolidated balance sheet presentation of deferred income tax assets	$15,125	$2,003

Sector balance sheet presentation of deferred income tax liabilities:
Automotive sector current deferred income tax liabilities	$40	$392
Automotive sector non-current deferred income tax liabilities	255	344
Financial Services sector deferred income tax liabilities	1,301	1,505
Total	1,596	2,241
Reclassification for netting of deferred income taxes	(900)	(1,106)
Consolidated balance sheet presentation of deferred income tax liabilities	$696	$1,135
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the years ended December 31 was as follows (in millions):

	2011	2010	2009
Automotive net cash (used in)/provided by operating activities	$9,368	$6,363	$2,874
Financial Services net cash (used in)/provided by operating activities	2,405	3,798	5,805
Total sector net cash (used in)/provided by operating activities (Note 26)	11,773	10,161	8,679
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	(2,010)	(46)	5,542
Finance receivables (b)	21	62	129
Reclassifications from operating to financing cash flows:
Payments on notes to the UAW VEBA Trust (c)	—	1,300	—
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	—	1,127
Consolidated net cash (used in)/provided by operating activities	$9,784	$11,477	$15,477

Automotive net cash (used in)/provided by investing activities	$(1,541)	$577	$(10,958)
Financial Services net cash (used in)/provided by investing activities	(586)	9,256	22,078
Total sector net cash (used in)/provided by investing activities	(2,127)	9,833	11,120
Reclassifications from investing to operating cash flows:
Wholesale receivables (a)	2,010	46	(5,542)
Finance receivables (b)	(21)	(62)	(129)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	—	(454)	155
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	—	1,091
Elimination of investing activity to/(from) Financial Services in consolidation	(2,903)	(2,455)	(76)
Consolidated net cash (used in)/provided by investing activities	$(3,041)	$6,908	$6,619

Automotive net cash (used in)/provided by financing activities	$(5,932)	$(10,476)	$11,551
Financial Services net cash (used in)/provided by financing activities	(1,212)	(15,554)	(32,084)
Total sector net cash (used in)/provided by financing activities	(7,144)	(26,030)	(20,533)
Reclassifications from investing to financing cash flows:
Automotive sector acquisition of Financial Services sector debt (e)	—	454	(155)
Financial Services sector first quarter 2009 acquisition of Automotive sector debt (d)	—	—	(1,091)
Reclassifications from operating to financing cash flows:
Financial Services sector second quarter 2009 acquisition of Automotive sector debt (d)	—	—	(1,127)
Payments on notes to the UAW VEBA Trust (c)	—	(1,300)	—
Elimination of investing activity to/(from) Financial Services in consolidation	2,903	2,455	76
Consolidated net cash (used in)/provided by financing activities	$(4,241)	$(24,421)	$(22,830)
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

(c)
See "Notes Due to UAW VEBA Trust" in Note 18 for discussion of these transactions. Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)
See the "Secured Term Loan" section of Note 18 for further discussion of these transactions. Cash outflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and either investing or operating activities on the sector statement of cash flows.

(e)
See "Automotive Acquisition of Financial Services Debt" in Note 18 for discussion of these transactions. Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each sector's balance sheet at December 31 was as follows (in billions):

	2011		2010
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$3.7		$3.4
Unearned interest supplements and residual support (b)		(2.6)		(2.7)
Wholesale receivables/Other (c)		0.7		0.5
Net investment in operating leases (d)		0.4		0.6
Intersector receivables/(payables) (e)	$0.9	(0.9)	$1.9	(1.9)
 __________

(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.  These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)	We pay amounts to Ford Credit at the point of retail or lease origination that represent interest supplements and residual value support that Ford Credit provides to retail customers.

(c)	Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees.

(e)	Amounts owed to the Automotive sector by Financial Services sector, or vice versa, largely related to our tax sharing agreement.

Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest supplements and other support costs for special financing and leasing programs were $2.8 billion, $3.2 billion, and $3.7 billion in 2011, 2010, and 2009, respectively. The Automotive sector had accrued in Accrued liabilities and deferred revenue $47 million and $269 million for interest supplements at December 31, 2011 and 2010, respectively, and about $0 and $26 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the related finance contracts at December 31, 2011 and 2010, respectively.

Venezuelan Operations

At December 31, 2011 and 2010, we had $311 million and $41 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $331 million and $132 million in cash and cash equivalents at December 31, 2011 and 2010, respectively. As a result of regulation of foreign currency exchange in Venezuela, the official exchange rate of 4.3 bolivars to the U.S. dollar is used to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. The Venezuelan government also controls securities transactions in the parallel exchange market. Our ability to obtain funds in the parallel exchange market has been limited. For any U.S. dollars that we obtain at a rate less favorable than the official rate, we realize a loss for the difference in the exchange rates at the time of the transaction. Based on our net monetary position at December 31, 2011, a devaluation equal to a 50% change in the official bolivar exchange rate would have resulted in a balance sheet translation loss of approximately $100 million. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay obligations denominated in U.S. dollars as well as our ability to benefit from those operations.

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

For each accounting topic that is addressed in its own footnote, the description of the accompanying accounting policy may be found in the related footnote.  The remaining accounting policies are described below.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect our results during the periods reported. Estimates are used to account for certain items such as marketing accruals, warranty costs, employee benefit programs, etc.  Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Increases/(Decreases) in Accumulated other comprehensive income/(loss) resulting from translation adjustments for the years ended December 31 were as follows (in millions):

	2011	2010	2009
Beginning of year: foreign currency translation	$(665)	$1,568	$(667)
Adjustments due to translation of net assets of foreign subsidiaries	(697)	(497)	1,951
Deferred translation (gains)/losses reclassified to net income (a)	(21)	(1,736)	284
Total translation adjustments (net of taxes)	(718)	(2,233)	2,235
End of year: foreign currency translation	$(1,383)	$(665)	$1,568
______

(a)	The adjustment for 2010 primarily relates to the sale of Volvo.

Gains or losses arising from transactions denominated in currencies other than the affiliate's functional currency, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities are reported in Automotive cost of sales and Selling, administrative and other expenses.  The pre-tax gain/(loss) of this activity for 2011, 2010, and 2009 was $4 million, $56 million, and $(768) million, respectively.

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for vehicles, parts, and accessories. Trade receivables are initially recorded at the transaction amount. We record an allowance for doubtful accounts representing our estimate of the probable losses inherent in trade receivables. At every reporting period, we assess the adequacy of our allowance for doubtful accounts taking into consideration recoveries received during that period. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales on our statement of operations. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Revenue Recognition — Automotive Sector

Automotive revenue is generated primarily by sales of vehicles, parts and accessories.  Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally dealers and distributors). For the majority of our sales, this occurs when products are shipped from our manufacturing facilities. When vehicles are shipped to customers or vehicle modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.  When we give our dealers the right to return eligible parts for credit, we reduce the related revenue for expected returns.

We sell vehicles to daily rental car companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over an average term of eight months, using a straight-line method.  The cost of the vehicles is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  Any difference between the estimated auction value and the auction sale proceeds is recognized in Automotive revenues at the time the vehicle is sold at auction. At December 31, 2011 and 2010, we recorded $1.5 billion and $1.4 billion as deferred revenue, respectively.  See Note 8 for additional information.

Income generated from cash and cash equivalents and investments in marketable securities is reported in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition — Financial Services Sector

Financial Services revenue is generated primarily from interest on finance receivables (including direct financing leases) and is recognized using the interest method.  Certain origination costs on receivables are deferred and amortized over the term of the related receivable as a reduction to revenue. Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease as a reduction to revenue. The accrual of interest on finance receivables and revenue on operating leases is discontinued at the earlier of the time a receivable or account is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due.

Income generated from cash and cash equivalents and investments in marketable securities is reported in Financial Services other income/(loss), net.

Retail and Lease Incentives

We offer special retail and lease incentives to dealers' customers who choose to finance or lease Ford-brand vehicles from Ford Credit.  Generally, the estimated cost for these incentives is recorded as a revenue reduction to Automotive revenues when the vehicle is sold to the dealer.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer.  The Financial Services sector recognizes income for the special financing and leasing programs consistent with the earnings process of the underlying receivable or operating lease.

Sales and Marketing Incentives

Sales and marketing incentives generally are recognized by the Automotive sector as revenue reductions in Automotive revenues.  The incentives take the form of customer and/or dealer cash payments.  The reduction to revenue is accrued at the later of the date the related vehicle is sold or the date the incentive program is both approved and communicated.  We generally estimate these accruals using incentive programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.

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

Government Grants and Loan Incentives

We receive incentives from U.S. and non-U.S. governments in the form of tax rebates or credits, loans and grants.  Incentives are recorded in the financial statements in accordance with their purpose, either as a reduction of expense or a reduction of the cost of the capital investment.  A premium or a discount is calculated on low-interest or interest-free loans if the stated rate differs from the market rate, unless the governmental authority imposes specific restrictions on the use of the loan proceeds. The benefit of these incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Labor Costs

On October 26, 2011, we signed a new national labor agreement with the UAW covering approximately 41,000 employees in the United States ("Agreement"). Among other things, the Agreement sets wages and benefits for the covered employees for a four-year period expiring in September 2015.
The Agreement provided for a ratification bonus of $6,000 to most of the covered employees. These bonuses were paid, and the full amount of the expense recorded, in the fourth quarter of 2011.
Covered employees also will receive four annual operational performance bonuses of up to $250 per year beginning in December 2011, and four annual inflation protection lump sum payments in the amount of $1,500 per year beginning in June 2012. The first operational performance bonus in the amount of $250 was paid and expensed in the fourth quarter of 2011. The subsequent operational performance bonuses will be expensed over the twelve-month period leading up to each payment date. The first inflation protection lump sum payment will be expensed over the eight-month period leading up to the June 2012 payment date; each subsequent lump sum payment will be expensed over the twelve-month period leading up to the respective June payment date.
The Agreement also modifies the method for calculating payment to covered employees under our profit sharing plan. Planned profit sharing payments are accrued throughout the year in which the payment is earned. Each quarter, we evaluate and adjust as necessary the year to date accrual to ensure that it is consistent with our expected full year profit and current profit sharing plan in place at the end of the quarter. We generally make any payment under the profit sharing plan in the first quarter subsequent to the year in which it is earned. We made a partial payment in the fourth quarter of 2011, based on first half 2011 Ford North America profits, with the remainder of the 2011 profit sharing payment to be made in the first quarter of 2012.
Payments made pursuant to the Agreement are recognized in Automotive cost of sales.
Selected Other Costs

Freight, engineering, and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative and other expenses.  Freight costs on goods shipped are expensed at the earlier of revenue recognition or as incurred. Advertising costs are expensed as incurred.  Engineering, research and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement.  Engineering, research, and development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2011	2010	2009
Engineering, research, and development	$5.3	$5.0	$4.7
Advertising	4.1	3.9	3.2

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board ("FASB") issued a new standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for us as of January 1, 2013 and will impact our financial statement disclosures.

Intangibles - Goodwill and Other. In September 2011, the FASB issued a new standard that provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact our financial condition, results of operations, or financial statement disclosures.

Comprehensive Income - Presentation. In June 2011, the FASB issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012 and will impact our financial statement disclosures.

Fair Value Measurement. In May 2011, the FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012 and will impact our financial statement disclosures.

Transfers and Servicing - Repurchase Agreements. In April 2011, the FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012 and will not impact our financial condition, results of operations, or financial statement disclosures.

Financial Services - Insurance. In October 2010, the FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry. The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts. The standard is effective for us as of January 1, 2012 and will not materially impact our financial condition, results of operations, or financial statement disclosures.

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements at fair value. The fair value of finance receivables and debt is disclosed in Notes 7 and 18, respectively. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, such as impairments, and vary based on specific circumstances.

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

•	Level 1 — inputs include quoted prices for identical instruments and are the most observable

•	Level 2 — inputs include quoted prices for similar instruments and observable inputs such as interest rates, currency exchange rates and yield curves

•	Level 3 — inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the instruments

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

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price, or penalty on withdrawal are classified as Marketable securities. For marketable securities, we generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize broker quotes, matrix pricing, benchmark curves, or other factors to determine fair value. In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments based on an income approach using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty, considering the master netting agreements and posted collateral. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data are not available and we develop assumptions, including the use of broker quotes, or use models (e.g., Black Scholes) to determine fair value. This includes situations where there is illiquidity for a particular currency or commodity or for longer-dated instruments.

Ford Credit's two Ford Upgrade Exchange Linked ("FUEL") notes securitization transactions have derivative features. These features include a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P, and a make-whole provision.  We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

Finance Receivables. We estimate the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to a present value based on assumptions regarding credit losses, pre-payment speed, and the discount rate. Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

Debt. We estimate the fair value of debt using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible. Where market prices or current market rates are not available, we estimate fair value using discounted cash flow models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments. For certain short term debt issuances with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt's fair value. For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	2011
	Level 1 (a)	Level 2 (a)	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (b)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	319	—	319
Non-U.S. government	—	168	—	168
Non-U.S. government agencies (c)	—	820	—	820
Corporate debt	—	2	—	2
Total cash equivalents – financial instruments	—	1,309	—	1,309
Marketable securities (d)
U.S. government	2,960	—	—	2,960
U.S. government-sponsored enterprises	—	4,852	—	4,852
Non-U.S. government agencies (c)	—	4,558	—	4,558
Corporate debt	—	1,631	—	1,631
Mortgage-backed and other asset-backed	—	38	—	38
Equities	129	—	—	129
Non-U.S. government	—	598	—	598
Other liquid investments (e)	—	17	—	17
Total marketable securities	3,089	11,694	—	14,783
Derivative financial instruments
Foreign exchange contracts	—	198	14	212
Commodity contracts	—	1	1	2
Other – warrants	—	—	4	4
Total derivative financial instruments (f)	—	199	19	218
Total assets at fair value	$3,089	$13,202	$19	$16,310
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$442	$6	$448
Commodity contracts	—	289	83	372
Total derivative financial instruments (f)	—	731	89	820
Total liabilities at fair value	$—	$731	$89	$820
 __________

(a)	There were no transfers between Level 1 and 2 during the year.

(b)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $4.6 billion as of December 31, 2011 for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $2.1 billion as of December 31, 2011.

(c)	Includes notes issued by Non-U.S. government agencies, as well as notes issued by supranational institutions.

(d)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $201 million as of December 31, 2011; see Note 18 for additional detail.

(e)	"Other liquid investments" in this table includes certificates of deposit and time deposits subject to changes in value.

(f)	See Note 25 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2011
	Level 1 (a)	Level 2 (a)	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (b)
U.S. government	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	75	—	75
Non-U.S. government	—	15	—	15
Non-U.S. government agencies (c)	—	150	—	150
Corporate debt	—	—	—	—
Mortgage-backed and other asset-backed	—	—	—	—
Total cash equivalents – financial instruments	1	240	—	241
Marketable securities
U.S. government	619	—	—	619
U.S. government-sponsored enterprises	—	713	—	713
Non-U.S. government agencies (c)	—	778	—	778
Corporate debt	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	88	—	88
Non-U.S. government	—	444	—	444
Other liquid investments (d)	—	7	—	7
Total marketable securities	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,196	—	1,196
Foreign exchange contracts	—	30	—	30
Cross currency interest rate swap contracts	—	12	—	12
Other (e)	—	—	137	137
Total derivative financial instruments (f)	—	1,238	137	1,375
Total assets at fair value	$620	$4,694	$137	$5,451
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$237	$—	$237
Foreign exchange contracts	—	50	—	50
Cross-currency interest rate swap contracts	—	12	—	12
Total derivative financial instruments (f)	—	299	—	299
Total liabilities at fair value	$—	$299	$—	$299
 __________

(a)	There were no transfers between Level 1 and 2 during the year.

(b)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $6 billion as of December 31, 2011 for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $3 billion as of December 31, 2011.

(c)	Includes notes issued by Non-U.S. government agencies, as well as notes issues by supranational institutions.

(d)	"Other liquid investments" in this table includes certificates of deposit and time deposits subject to changes in value.

(e)	"Other" in this table represents derivative features included in the FUEL notes.

(f)	See Note 25 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2010
	Level 1 (a)	Level 2 (a)	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments (b)
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	224	—	224
Non-U.S. government	—	133	—	133
Non-U.S. government agencies (c)	—	1,619	—	1,619
Corporate debt	—	199	—	199
Total cash equivalents – financial instruments	—	2,175	—	2,175
Marketable securities (d)
U.S. government	2,718	—	—	2,718
U.S. government-sponsored enterprises	—	4,809	—	4,809
Non-U.S. government agencies (c)	—	3,215	1	3,216
Corporate debt	—	517	—	517
Mortgage-backed and other asset-backed	—	20	—	20
Equities	203	—	—	203
Non-U.S. government	—	818	1	819
Other liquid investments (e)	—	1,704	—	1,704
Total marketable securities	2,921	11,083	2	14,006
Derivative financial instruments
Foreign exchange contracts	—	58	—	58
Commodity contracts	—	36	33	69
Other – warrants	—	—	5	5
Total derivative financial instruments (f)	—	94	38	132
Total assets at fair value	$2,921	$13,352	$40	$16,313
Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$93	$—	$93
Commodity contracts	—	6	—	6
Total derivative financial instruments (f)	—	99	—	99
Total liabilities at fair value	$—	$99	$—	$99
 __________

(a)	There were no transfers between Level 1 and 2 during the year.

(b)
"Cash equivalents - financial instruments" in this table excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value totaling $2.2 billion as of December 31, 2010 for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.9 billion as of December 31, 2010.

(c)	Includes notes issued by Non-U.S. government agencies, as well as notes issued by supranational institutions.

(d)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $203 million as of December 31, 2010; see Note 18 for additional detail.

(e)	"Other liquid investments" in this table includes certificates of deposit and time deposits subject to changes in value.

(f)	See Note 25 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2010
	Level 1 (a)	Level 2 (a)	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments (b)
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Non-U.S. government	—	323	—	323
Non-U.S. government agencies (c)	—	100	—	100
Corporate debt	—	200	—	200
Total cash equivalents – financial instruments	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Non-U.S. government agencies (c)	—	821	1	822
Corporate debt	—	732	—	732
Mortgage-backed and other asset-backed	—	177	—	177
Non-U.S. government	—	364	—	364
Other liquid investments (d)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	1,035	177	1,212
Foreign exchange contracts	—	24	—	24
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments (e)	—	1,084	177	1,261
Total assets at fair value	$1,680	$6,944	$178	$8,802
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$134	$195	$329
Foreign exchange contracts	—	73	—	73
Cross-currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments (e)	—	325	266	591
Total liabilities at fair value	$—	$325	$266	$591
 __________

(a)	There were no transfers between Level 1 and 2 during the year.

(b)
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

(c)	Includes notes issued by Non-U.S. government agencies, as well as notes issues by supranational institutions.

(d)	"Other liquid investments" in this table includes certificates of deposit and time deposits subject to changes in value.

(e)	See Note 25 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the years ended December 31 (in millions):

	2011
	Marketable Securities
	Non-U.S. Government Agencies	Corporate Debt	Mortgage- Backed and Other Asset- Backed	Non-U.S. Government	Total Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$1	$—	$—	$1	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	(99)	(99)
Interest income and other non-operating income/(expense), net	—	—	—	(1)	(1)	(1)	(2)
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	—	(1)	(1)	(100)	(101)
Purchases, issues, sales, and settlements
Purchases	—	5	1	1	7	—	7
Issues	—	—	—	—	—	—	—
Sales	—	—	—	(1)	(1)	—	(1)
Settlements	—	—	—	—	—	(14)	(14)
Total purchases, issues, sales, and settlements	—	5	1	—	6	(14)	(8)
Transfers into Level 3 (b)	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	(5)	(1)	—	(7)	6	(1)
Ending balance	$—	$—	$—	$—	$—	$(70)	$(70)
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$(69)	$(69)

Financial Services Sector
Beginning balance	$1	$—	$—	$—	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	—	—	—	—	382	382
Other comprehensive income/(loss) (a)	—	—	—	—	—	(1)	(1)
Interest income/(expense) (c)	—	—	—	—	—	90	90
Total realized/unrealized gains/(losses)	—	—	—	—	—	471	471
Purchases, issues, sales, and settlements
Purchases	—	5	—	—	5	—	5
Issues (d)	—	—	—	—	—	73	73
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	114	114
Total purchases, issues, sales, and settlements	—	5	—	—	5	187	192
Transfers into Level 3 (b)	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	(1)	(5)	—	—	(6)	(432)	(438)
Ending balance	$—	$—	$—	$—	$—	$137	$137
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$65	$65
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)
Represents transfers due to the increase in availability of observable data for $13 million of marketable securities as a result of greater market activity for these securities and transfers for $6 million due to shorter duration of Automotive Sector derivative financial instruments.  The transfer of $432 million Financial Services derivative financial instruments was primarily the result of management's validation of the observable data and determination that certain unobservable inputs had an insignificant impact on the valuation of these instruments. The company's policy is to recognize transfers in and transfers out at the value at the end of the reporting period.

(c)	Recorded in Interest expense.

(d)	Reflects derivative features included in the FUEL notes.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	2010
	Marketable Securities
	Non-U.S. Government Agencies	Corporate Debt	Mortgage-Backed and Other Asset- Backed	Non-U.S. Government	Total Marketable Securities	Derivative Financial Instruments, Net	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$8	$17	$—	$25	$9	$—	$34
Realized/unrealized gains/(losses)
Cost of sales	—	—	—	—	—	39	—	39
Interest income and other non-operating income/(expense), net	—	—	(1)	—	(1)	2	—	1
Other comprehensive income/(loss) (a)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	—	(1)	—	(1)	41	—	40
Purchases, issues, sales, and settlements
Purchases	1	13	—	1	15	—	—	15
Issues	—	—	—	—	—	—	—	—
Sales	—	(11)	(16)	—	(27)	—	—	(27)
Settlements	—	—	—	—	—	(12)	—	(12)
Total purchases, issues, sales, and settlements	1	2	(16)	1	(12)	(12)	—	(24)
Transfers into Level 3 (b)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(10)	—	—	(10)	—	—	(10)
Ending balance	$1	$—	$—	$1	$2	$38	$—	$40
Unrealized gains/ (losses) on instruments still held	$—	$—	$—	$—	$—	$29	$—	$29

Financial Services Sector
Beginning balance	$—	$4	$—	$—	$4	$(155)	$26	$(125)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(4)	—	—	(4)	(91)	(3)	(98)
Other comprehensive income/(loss) (a)	—	—	—	—	—	(6)	2	(4)
Interest income/(expense)	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(4)	—	—	(4)	(97)	(1)	(102)
Purchases, issues, sales, and settlements
Purchases	1	10	—	—	11	—	—	11
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	164	(25)	139
Total purchases, issues, sales, and settlements	1	10	—	—	11	164	(25)	150
Transfers into Level 3 (b)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(10)	—	—	(10)	(1)	—	(11)
Ending balance	$1	$—	$—	$—	$1	$(89)	$—	$(88)
Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$—	$64	$—	$64
 __________

(a)	"Other comprehensive income/(loss)" represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)
Represents transfers due to the increase in availability of observable data for $20 million of marketable securities as a result of greater market activity for these securities and $1 million due to shorter duration of derivative financial instruments. The company's policy is to recognize transfers in and transfers out at the value at the end of the reporting period.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the years ended December 31 that were still held on our balance sheet at those dates (in millions):

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables (a)	$—	$—	$70	$70	$—	$—	$82	$82
Dealer loans, net (a)	—	—	6	6	—	—	22	22
Total North America	—	—	76	76	—	—	104	104
International
Retail receivables (a)	—	—	39	39	—	—	45	45
Total International	—	—	39	39	—	—	45	45
Total Financial Services sector	$—	$—	$115	$115	$—	$—	$149	$149
 __________

(a)
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

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the years ended December 31 related to items still held on our balance sheet at those dates (in millions):

	Total Gains / (Losses)
	2011	2010	2009
Automotive Sector
First Aquitaine investment (a)	$—	$—	$(79)
U.S. consolidated dealership investment (a)	—	—	(78)
Total Automotive sector	$—	$—	$(157)

Financial Services Sector
North America
Retail receivables (b)	$(23)	$(29)	$(24)
Dealer loans, net (b)	—	(3)	(1)
Total North America	(23)	(32)	(25)
International
Retail receivables (b)	(14)	(25)	(141)
Total International	(14)	(25)	(141)
Total Financial Services sector	$(37)	$(57)	$(166)
 __________

(a)	Other-than-temporary impairments of investments are recorded in Automotive cost of sales.

(b)
Fair value changes related to retail finance receivables that have been written down or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements are recorded in Other assets on our balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required to be held against loans from the European Investment Bank ("EIB") and cash collateral required for bank guarantees. Additionally, restricted cash includes various escrow agreements related to insurance, customs, judicial, and environmental matters. Our Financial Services sector restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements. At December 31, 2010, restricted cash also included cash collateral required to be held against loans from the EIB.

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash reflected on our balance sheet at December 31 was as follows (in millions):

	2011	2010
Automotive sector	$330	$433
Financial Services sector	149	298
Total Company	$479	$731

NOTE 6.  MARKETABLE AND OTHER SECURITIES

We hold various investments classified as marketable securities, including U.S. government and non-U.S. government securities, non-U.S. government agencies, corporate obligations and equities, and asset-backed securities.

We record marketable securities at fair value.  Unrealized gains and losses are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services other income/(loss), net. Realized gains and losses are measured using the specific identification method.

Investments in Marketable Securities

Investments in marketable securities at December 31 were as follows (in millions):

	2011		2010
	Fair Value	Unrealized Gains/(Losses) (a)	Fair Value	Unrealized Gains/(Losses) (a)
Automotive sector (b)	$14,984	$(93)	$14,207	$34
Financial Services sector	3,835	(9)	6,759	4
Intersector elimination (b)	(201)	—	(201)	—
Total Company	$18,618	$(102)	$20,765	$38
__________

(a)	Unrealized gains/(losses) for period related to instruments still held.

(b)
"Fair Value" reflects an investment in Ford Credit debt securities shown at a carrying value of $201 million and $201 million (estimated fair value of which is $201 million and $203 million) at December 31, 2011 and 2010, respectively.  See Note 18 for additional detail.

Included in Automotive sector marketable securities above is our investment in Mazda.  In 2010, we sold 133 million shares of Mazda for net proceeds of $372 million.  We continue to own 62 million shares of Mazda, representing a 3.5% ownership interest.  The fair value of our investment in Mazda at December 31, 2011 and 2010 was $110 million and $179 million, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  MARKETABLE AND OTHER SECURITIES (Continued)

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and included in Other assets.  These cost method investments at December 31 were as follows (in millions):

	2011	2010
Automotive sector	$21	$92
Financial Services sector	5	5
Total Company	$26	$97

NOTE 7.  FINANCE RECEIVABLES

Finance receivables reflected on our consolidated balance sheet at December 31 were as follows (in millions):

	2011	2010
Automotive sector (a)	$355	$224
Financial Services sector	73,330	73,265
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(3,709)	(3,419)
Finance receivables, net	$69,976	$70,070
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector holds notes receivable, which consist primarily of notes related to the restructuring of our businesses and loans with certain suppliers. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net at December 31 were as follows (in millions):

	2011	2010
Notes receivable	$384	$344
Less: Allowance for credit losses	(29)	(120)
Notes receivable, net	$355	$224

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

Consumer Segment – Receivables in this portfolio segment relate to products offered to individuals and businesses that finance the acquisition of Ford vehicles from dealers for personal or commercial use.  The products include:

•	Retail financing – retail installment contracts for new and used vehicles

•	Direct financing leases – direct financing leases with retail customers, government entities, daily rental companies, and fleet customers

Non-consumer Segment – Receivables in this portfolio segment relate to products offered to dealers.  The products include:

•	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing

•	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities

•	Other financing – receivables related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs. At December 31, 2011 and 2010, the recorded investment in Ford Credit's finance receivables excluded $180 million and $176 million of accrued uncollected interest receivable, respectively, which we report in Other assets on the balance sheet.

Finance receivables, net at December 31 were as follows (in millions):

	2011			2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,406	$8,400	$46,806	$39,129	$9,436	$48,565
Less: Unearned interest supplements	(1,407)	(219)	(1,626)	(1,580)	(289)	(1,869)
Retail	36,999	8,181	45,180	37,549	9,147	46,696
Direct financing leases, gross	4	2,683	2,687	17	3,011	3,028
Less: Unearned interest supplements	—	(116)	(116)	—	(84)	(84)
Direct financing leases	4	2,567	2,571	17	2,927	2,944
Consumer finance receivables	$37,003	$10,748	$47,751	$37,566	$12,074	$49,640
Non-consumer
Wholesale	$15,413	$8,416	$23,829	$13,273	$8,851	$22,124
Dealer loans	1,088	63	1,151	1,117	33	1,150
Other	723	377	1,100	738	390	1,128
Non-consumer finance receivables	17,224	8,856	26,080	15,128	9,274	24,402
Total recorded investment	$54,227	$19,604	$73,831	$52,694	$21,348	$74,042

Recorded investment in finance receivables	$54,227	$19,604	$73,831	$52,694	$21,348	$74,042
Less: Allowance for credit losses	(388)	(113)	(501)	(625)	(152)	(777)
Finance receivables, net	$53,839	$19,491	$73,330	$52,069	$21,196	$73,265

Net finance receivables subject to fair value (a)			$70,754			$70,318
Fair value			72,294			72,021
__________

(a)
At December 31, 2011 and 2010, excludes $2.6 billion and $2.9 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at December 31, 2011 and 2010 were North America consumer receivables of $29.4 billion and $28.7 billion and non-consumer receivables of $14.2 billion and $12.8 billion, respectively, and International consumer receivables of $7.1 billion and $7.6 billion and non-consumer receivables of $5.6 billion and $5.9 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the related debt and obligations; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors (see Notes 13 and 18).

Contractual maturities of total finance receivables, excluding unearned interest supplements, outstanding at December 31, 2011 reflect contractual repayments due from customers or borrowers reported in the maturity category in which the payment is due and were as follows (in millions):

	Due in Year Ending December 31,
	2012	2013	2014	Thereafter	Total
North America
Consumer
Retail, gross	$12,163	$9,710	$7,642	$8,891	$38,406
Direct financing leases, gross	4	—	—	—	4
Non-consumer
Wholesale	15,165	248	—	—	15,413
Dealer loans	170	164	61	693	1,088
Other	713	4	3	3	723
Total North America	$28,215	$10,126	$7,706	$9,587	$55,634

International
Consumer
Retail, gross	$3,208	$3,091	$1,380	$721	$8,400
Direct financing leases, gross	1,557	443	314	369	2,683
Non-consumer
Wholesale	7,316	979	92	29	8,416
Dealer loans	43	4	2	14	63
Other	377	—	—	—	377
Total International	$12,501	$4,517	$1,788	$1,133	$19,939

Experience indicates that a portion of the portfolio is repaid before the contractual maturity dates.

Investment in direct financing leases, which are included in consumer receivables, were as follows at December 31 (in millions):

	2011			2010
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$4	$1,897	$1,901	$8	$1,980	$1,988
Initial direct costs	—	18	18	—	19	19
Estimated residual values	1	971	972	10	1,256	1,266
Less: Unearned income	(1)	(203)	(204)	(1)	(244)	(245)
Less: Unearned interest supplements	—	(116)	(116)	—	(84)	(84)
Recorded investment in direct financing leases	4	2,567	2,571	17	2,927	2,944
Less: Allowance for credit losses	—	(12)	(12)	(1)	(17)	(18)
Net investment in direct financing leases	$4	$2,555	$2,559	$16	$2,910	$2,926

At December 31, 2011, future lease minimum rentals due from North America direct financing leases were as follows (in millions): 2012 - $4; thereafter - $0.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

At December 31, 2011, future lease minimum rentals due from International direct financing leases were as follows (in millions): 2012 - $780; 2013 - $518; 2014 - $395; thereafter - $204.

Aging. For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of Ford Credit's finance receivables balances at December 31, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$732	$68	$22	$70	$892	$36,107	$36,999
Direct financing leases	—	—	—	—	—	4	4
Non-consumer
Wholesale	9	—	—	2	11	15,402	15,413
Dealer loans	3	11	—	5	19	1,069	1,088
Other	—	—	—	—	—	723	723
Subtotal	744	79	22	77	922	53,305	54,227

International
Consumer
Retail	55	24	10	40	129	8,052	8,181
Direct financing leases	9	4	2	3	18	2,549	2,567
Non-consumer
Wholesale	1	1	—	5	7	8,409	8,416
Dealer loans	—	—	—	1	1	62	63
Other	—	—	—	1	1	376	377
Subtotal	65	29	12	50	156	19,448	19,604
Total recorded investment	$809	$108	$34	$127	$1,078	$72,753	$73,831

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

Credit quality ratings for Ford Credit's consumer receivables are categorized as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer receivables portfolio at December 31 was as follows (in millions):

	2011		2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,839	$4	$37,348	$17
Special Mention	90	—	119	—
Substandard	70	—	82	—
Subtotal	36,999	4	37,549	17

International
Pass	8,107	2,559	9,068	2,914
Special Mention	34	5	60	10
Substandard	40	3	19	3
Subtotal	8,181	2,567	9,147	2,927
Total recorded investment	$45,180	$2,571	$46,696	$2,944

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

Dealers are assigned to one of four groups according to their risk rating as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Performance of non-consumer receivables is evaluated based on Ford Credit's internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle inventory. Wholesale and dealer loan receivables with the same dealer share the same risk rating. The credit quality analysis of wholesale and dealer loan receivables at December 31 was as follows (in millions):

	2011		2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,645	$861	$10,540	$785
Group II	2,489	165	2,372	208
Group III	273	58	353	107
Group IV	6	4	8	17
Subtotal	15,413	1,088	13,273	1,117

International
Group I	5,115	42	5,135	5
Group II	1,965	10	2,189	15
Group III	1,327	10	1,527	12
Group IV	9	1	—	1
Subtotal	8,416	63	8,851	33
Total recorded investment	$23,829	$1,151	$22,124	$1,150

Non-Accrual Status. The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due. Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

The recorded investment of consumer receivables in non-accrual status was $402 million, or 0.9% of our consumer receivables, at December 31, 2011, and $486 million, or 1% of our consumer receivables, at December 31, 2010.

The recorded investment of non-consumer receivables in non-accrual status was $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011, and $102 million, or 0.4% of our non-consumer receivables, at
December 31, 2010.

Finance receivables greater than 90 days past due and still accruing interest at December 31, 2011 and 2010, reflect $14 million and $7 million, respectively, of non-bankrupt retail accounts in the 91-120 days past due category, and $1 million and $1 million, respectively, of dealer loans.

Impairment. Ford Credit's finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables represent accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code and are considered to be TDRs as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired as of December 31, 2011 and 2010 was $382 million, or 0.8% of consumer receivables, and $104 million, or 0.2% of consumer receivables, respectively. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in TDRs. The following factors (not necessarily in order of importance or probability of occurrence) are considered in determining whether a non-consumer receivable is impaired:

•	Delinquency in contractual payments of principal or interest

•	Deterioration of the borrower's competitive position

•	Cash flow difficulties experienced by the borrower

•	Breach of loan covenants or conditions

•	Initiation of dealer bankruptcy or other insolvency proceedings

•	Fraud or criminal conviction

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

The recorded investment of non-consumer receivables that were impaired at December 31, 2011 and 2010, was $64 million, or 0.2% of the non-consumer receivables and $102 million, or 0.4% of the non-consumer receivables, respectively.

Troubled Debt Restructurings

Ford Credit has applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011. Evaluation under the new guidance resulted in certain consumer finance receivables that are now considered TDRs. Under the old guidance only certain non-consumer receivables were considered TDRs.

A restructuring of debt constitutes a TDR if Ford Credit grants a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that Ford Credit otherwise would not consider.

Consumer. While payment extensions are granted on consumer receivables in the normal course of the collection process, for consumers not considered to be in financial difficulty, no concessions are made on the principal balance loaned or the interest rate charged. Payment extensions typically result in a short-term deferral of the customer's normal monthly payment and do not constitute a TDR.

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

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $370 million, or 0.8% of Ford Credit's consumer receivables at December 31, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent default rate for consumer contracts was 3.7% of TDRs at December 31, 2011. Ford Credit had no consumer receivables considered to be TDRs at December 31, 2010.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $16 million at December 31, 2011.

Non-Consumer. Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. Ford Credit does not grant concessions on the principal balance of dealer loans. The outstanding recorded investment of dealer loans involved in TDRs is $13 million, or less than 0.1% of Ford Credit's non-consumer receivables, at December 31, 2011 and 2010. A subsequent default occurs when receivables that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in foreclosure or charge-off. The subsequent default rate for non-consumer contracts for the years ending December 31, 2011 and 2010 was 25% and 17%, respectively.

Dealer loans involved in TDRs are assessed for impairment and included in Ford Credit's allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs was $6 million at December 31, 2011.

See Note 9 for additional information related to the development of Ford Credit's allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases on our balance sheet consists primarily of lease contracts for new and used vehicles with retail customers, daily rental companies, government entities, and fleet customers. Assets subject to operating leases are depreciated on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net Investment in Operating Leases

The net investment in operating leases at December 31 was as follows (in millions):

	2011	2010
Automotive Sector
Vehicles, net of depreciation	$1,356	$1,282
Financial Services Sector
Vehicles and other equipment, at cost (a)	14,242	14,800
Accumulated depreciation	(2,720)	(4,320)
Allowance for credit losses	(40)	(87)
Total Financial Services sector	11,482	10,393
Total Company	$12,838	$11,675
__________

(a)
Includes Ford Credit's operating lease assets of $6.4 billion and $6.2 billion at December 31, 2011 and 2010, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Automotive Sector

Operating lease depreciation expense (which excludes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2011	2010	2009
Operating lease depreciation expense	$61	$297	$475

Included in Automotive revenues are rents on operating leases. The amount contractually due for minimum rentals on operating leases is $126 million for 2012.

Financial Services Sector

Operating lease depreciation expense (which includes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2011	2010	2009
Operating lease depreciation expense	$1,799	$1,977	$3,890

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases are as follows (in millions):

	2012	2013	2014	2015	Thereafter	Total
Minimum rentals on operating leases	$1,507	$1,413	$1,173	$238	$100	$4,431

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor. Following is an analysis of the allowance for credit losses for the years ended December 31 (in millions):

	2011	2010
Allowance for credit losses:
Beginning balance	$120	$192
Charge-offs	—	(1)
Recoveries	(85)	(122)
Provision for credit losses	2	51
Other	(8)	—
Ending balance	$29	$120

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

Additions to the allowance for credit losses are made by recording charges to Provision for credit and insurance losses on the sector statement of operations. The uncollectible portion of finance receivables and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower or lessee, the value of the collateral, recourse to guarantors and other factors. In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer Receivables

Ford Credit estimates the allowance for credit losses on its consumer receivables segment and on its investments in operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, Ford Credit may adjust the estimate to reflect management judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

Ford Credit makes projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - number of finance receivables that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity - expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES (Continued)

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

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the years ended December 31 (in millions):

	2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$707	$70	$777	$87	$864
Charge-offs	(405)	(11)	(416)	(89)	(505)
Recoveries	207	7	214	86	300
Provision for credit losses	(51)	(22)	(73)	(44)	(117)
Other (a)	(1)	—	(1)	—	(1)
Ending balance	$457	$44	$501	$40	$541

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$441	$36	$477	$40	$517
Specific impairment allowance	16	8	24	—	24
Ending balance	$457	$44	$501	$40	$541

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,364	$26,016	$73,380	$11,522
Specifically evaluated for impairment	387	64	451	—
Recorded investment (b)	$47,751	$26,080	$73,831	$11,522

Ending balance, net of allowance for credit losses	$47,294	$26,036	$73,330	$11,482
 __________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

	2010
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$1,271	$80	$1,351	$214	$1,565
Charge-offs	(606)	(41)	(647)	(200)	(847)
Recoveries	247	34	281	138	419
Provision for credit losses	(195)	(2)	(197)	(65)	(262)
Other (a)	(10)	(1)	(11)	—	(11)
Ending balance	$707	$70	$777	$87	$864

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$707	$58	$765	$87	$852
Specific impairment allowance	—	12	12	—	12
Ending balance	$707	$70	$777	$87	$864

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$49,640	$24,300	$73,940	$10,480
Specifically evaluated for impairment	—	102	102	—
Recorded investment (b)	$49,640	$24,402	$74,042	$10,480

Ending balance, net of allowance for credit losses	$48,933	$24,332	$73,265	$10,393
 __________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 32% of total inventories at
December 31, 2011 and 2010. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories at December 31 were as follows (in millions):

	2011	2010
Raw materials, work-in-process and supplies	$2,847	$2,812
Finished products	3,982	3,970
Total inventories under FIFO	6,829	6,782
Less: LIFO adjustment	(928)	(865)
Total inventories	$5,901	$5,917

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

The following table reflects our ownership percentages at December 31, 2011, and carrying value of equity method investments at December 31, 2011 and 2010 (in millions, except percentages):

		Investment Balance
Automotive Sector	Ownership Percentage	2011	2010
Changan Ford Mazda Automobile Corporation, Ltd	35.0%	$468	$313
Jiangling Motors Corporation, Ltd	30.0	373	307
AutoAlliance International, Inc	50.0	372	293
Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan")	41.0	369	414
AutoAlliance (Thailand) Co., Ltd.	50.0	367	338
FordSollers Netherlands B.V. ("FordSollers") (a)	50.0	361	—
Getrag Ford Transmissions GmbH ("GFT")	50.0	229	227
S.C. Automobile Craiova S.A. ("ACSA") (a)	100.0	92	223
Tenedora Nemak, S.A. de C.V.	6.8	68	67
Changan Ford Mazda Engine Company, Ltd.	25.0	33	32
DealerDirect LLC	97.7	18	20
OEConnection LLC	33.3	13	13
Percepta, LLC	45.0	7	6
Blue Diamond Truck, S. de R.L. de C.V.	25.0	7	6
Ford Performance Vehicles Pty Ltd.	49.0	6	9
Blue Diamond Parts, LLC	25.0	4	6
Automotive Fuel Cell Cooperation Corporation	30.0	4	4
Ford Motor Company Capital Trust II ("Trust II") (b)	—	—	157
Other	Various	6	6
Total Automotive sector		2,797	2,441
Financial Services Sector
Forso Nordic AB	50.0	71	71
FFS Finance South Africa (Pty) Limited	50.0	43	39
RouteOne LLC	30.0	15	14
CNF-Administradora de Consorcio National Ltda.	33.3	10	4
Total Financial Services sector		139	128
Total Company		$2,936	$2,569
__________

(a)	See Note 23 for further discussion.

(b)	See Note 18 for further discussion.

We received $316 million, $337 million, and $299 million of dividends from these affiliated companies for the years ended December 31, 2011, 2010, and 2009, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  SIGNIFICANT UNCONSOLIDATED AFFILIATES

We are required to measure the impact of all unconsolidated majority-owned subsidiaries and equity-method investments to determine their significance to our financial statements.  If the affiliates meet the defined thresholds of significance, certain financial disclosure data is required.  For 2011, none of the affiliates met the defined thresholds of significance.

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

We have the power to direct the activities of an entity when our management has the ability to make key operating decisions, such as decisions regarding capital or product investment or manufacturing production schedules. We have the power to direct the activities of our special purpose entities when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

At December 31, 2009, in addition to CPF, we also held interests in certain dealerships in North America as a part of our Dealer Development program. Throughout 2009, we sold our ownership interest and liquidated most of these dealerships. As at December 31, 2010, we consolidated the remaining dealerships under the voting interest model.

The total consolidated VIE assets and liabilities reflected on our December 31 balance sheet were as follows (in millions):

Assets	2010
Cash and cash equivalents	$9
Other receivables, net	13
Inventories	19
Net property	31
Other assets	2
Total assets	$74
Liabilities
Payables	$16
Total liabilities	$16

The financial performance of the VIEs reflected on our statement of operations at December 31, 2011, 2010, and 2009 includes consolidated sales of $10 million, $58 million, and $1,907 million, respectively, and consolidated cost of sales, selling, administrative, and interest expense of $9 million, $66 million, and $2,071 million, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

VIEs of which we are not the primary beneficiary:

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of December 31, 2011 or December 31, 2010. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically significant activities of the joint venture.

Zeledyne, LLC ("Zeledyne") is a VIE (that is not a joint venture) of which we are not the primary beneficiary as of
December 31, 2011 or December 31, 2010. Zeledyne manufactures and sells glass products for automotive glass markets. Ford provides certain guarantees to Zeledyne. On April 1, 2011, Zeledyne sold a portion of its glass business to Central Glass. As the guarantees are still in place, Zeledyne remains a VIE of which Ford is not the primary beneficiary. The carrying value of our obligation relating to the guarantees to Zeledyne's shareholders at December 31, 2011 and 2010 was $6 million and $10 million, respectively.

Ford Motor Company Capital Trust II ("Trust II") was a VIE of which we were not the primary beneficiary as of December 31, 2010. On March 15, 2011, Ford redeemed the Subordinated Convertible Debentures due to Trust II and, as a result, Trust II was liquidated. For additional discussion of Trust II, see Note 18.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary at December 31 was as follows (in millions):

	2011	2010	Change in Maximum Exposure
Investments	$229	$417	$(188)
Guarantees	6	10	(4)
Total maximum exposure	$235	$427	$(192)

Financial Services Sector

VIEs of which we are the primary beneficiary:

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by our Financial Services sector. We retain interests in the securitization VIEs, including primarily subordinated securities issued by the VIEs and rights to cash held for the benefit of the securitization investors.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. Our Financial Services sector aggregates and analyzes the following transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail - consumer credit risk and prepayment risk

•	Wholesale - dealer credit risk

•	Net investments in operating lease - vehicle residual value risk, consumer credit risk, and prepayment risk

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to our Financial Services sector or its other assets for credit losses on the securitized assets, and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities, although Ford Credit is the co-obligor of the debt of a consolidated VIE up to $250 million for two of its securitization transactions. Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit. In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2011 and 2010, and ranged from $0 to $490 million during 2011 and ranged from $0 to $1.4 billion during 2010. In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program ("FCAR").

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, Ford Credit has entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, Ford Credit has entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 4 and Note 25 for additional information regarding derivatives.

The following table includes assets to be used to settle the liabilities of the consolidated VIEs. We may retain debt issued by consolidated VIEs and this debt is excluded from the table below. We hold the right to the excess cash flows from the assets that are not needed to pay liabilities of the consolidated VIEs. The assets and debt reflected on our consolidated balance sheet at December 31 were as follows (in billions):

	2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.5	$31.9	$26.0
Wholesale	0.5	17.9	11.2
Total finance receivables	3.0	49.8	37.2
Net investment in operating leases	0.4	6.4	4.2
Total (a)	$3.4	$56.2	$41.4
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $246 million at December 31, 2011 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  VARIABLE INTEREST ENTITIES (Continued)

	2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.9	$33.9	$27.1
Wholesale	0.4	16.6	10.1
Total finance receivables	3.3	50.5	37.2
Net investment in operating leases	0.8	6.1	3.0
Total (a)	$4.1	$56.6	$40.2
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $334 million at December 31, 2010 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions at December 31 was as follows (in millions):

	2011		2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization entities	$157	$97	$26	$222
Ford Credit related to VIE	81	63	134	37
Total including Ford Credit related to VIE (a)	$238	$160	$160	$259
__________

(a)	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

The financial performance of the consolidated VIEs that support Ford Credit's securitization transactions reflected in our statement of operations for the years ended December 31 was as follows (in millions):

	2011		2010		2009
	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense	Derivative Expense	Interest Expense
VIEs financial performance	$31	$994	$225	$1,247	$339	$1,678

VIEs of which we are not the primary beneficiary:

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to its equity investment, and amounted to $71 million at
December 31, 2011 and 2010.

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

Property and equipment are depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, 3 years for software (8 years for mainframe and client based software), and 30 years for buildings and land improvements.  Special tools generally are amortized over the expected life of a product program using a straight-line method.  If the expected production volumes for major product programs associated with the tools decline significantly, we accelerate the amortization reflecting the rate of decline.

Net property at December 31 was as follows (in millions):

Automotive Sector	2011	2010
Land	$384	$336
Buildings and land improvements	10,129	10,348
Machinery, equipment and other	34,363	35,780
Software	1,917	1,888
Construction in progress	1,311	1,102
Total land, plant and equipment and other	48,104	49,454
Accumulated depreciation	(32,874)	(33,900)
Net land, plant and equipment and other	15,230	15,554
Special tools, net of amortization	6,999	7,473
Total Automotive sector	22,229	23,027
Financial Services sector (a)	142	152
Total Company	$22,371	$23,179
__________

(a)	Included in Financial Services other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2011	2010	2009
Depreciation and other amortization	$1,759	$1,956	$1,913
Amortization of special tools	1,774	1,920	1,830
Total	$3,533	$3,876	$3,743

Maintenance and rearrangement	$1,431	$1,397	$1,230

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

The liability for our conditional asset retirement obligations which are recorded in Accrued liabilities and deferred revenue at December 31 was as follows (in millions):

	2011	2010
Beginning balance	$331	$347
Liabilities settled	(6)	(7)
Revisions to estimates	(59)	(9)
Ending balance	$266	$331

Lease Commitments

We lease land, buildings and equipment under agreements that expire over various contractual periods. Minimum non-cancelable operating lease commitments were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Automotive sector	$195	$194	$157	$124	$105	$231	$1,006
Financial Services sector	54	42	28	22	20	41	207
Total Company	$249	$236	$185	$146	$125	$272	$1,213

Operating lease expense for the years ended December 31 was as follows (in millions):

	2011	2010	2009
Automotive sector	$416	$475	$624
Financial Services sector	124	136	149
Total Company	$540	$611	$773

NOTE 15.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology, and each is amortized over its determinable life.

The components of net intangible assets at December 31 were as follows (in millions):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Automotive Sector
License and advertising agreements	$118	$(47)	$71	$111	$(39)	$72
Land rights	23	(8)	15	23	(7)	16
Patents	26	(17)	9	25	(16)	9
Other	27	(22)	5	28	(23)	5
Total Automotive sector	$194	$(94)	$100	$187	$(85)	$102

Our license and advertising agreements have amortization periods primarily of 5 years to 25 years, our land rights have amortization periods of 40 years to 50 years, our patents have amortization periods primarily of 7 years to 17 years, and our other intangibles (primarily customer contracts and technology) have various amortization periods.

Pre-tax amortization expense for the years ending December 31 was as follows (in millions):

	2011	2010	2009
Pre-tax amortization expense	$12	$97	$86

Amortization for current intangible assets is forecasted to be approximately $12 million in 2012 and each year thereafter.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue at December 31 were as follows (in millions):

	2011	2010
Automotive Sector
Current
Dealer and customer allowances and claims	$6,971	$7,900
Deferred revenue	2,216	2,069
Employee benefit plans	1,552	1,834
Accrued interest	253	479
Other postretirement employee benefits ("OPEB")	439	437
Pension	388	376
Other	3,184	3,970
Total Automotive current	15,003	17,065
Non-current
Pension	15,091	11,637
OPEB	6,152	5,982
Dealer and customer allowances and claims	2,453	2,203
Deferred revenue	1,739	1,622
Employee benefit plans	709	624
Other	766	948
Total Automotive non-current	26,910	23,016
Total Automotive sector	41,913	40,081
Financial Services Sector	3,457	3,764
Total sectors	45,370	43,845
Intersector elimination (a)	(1)	(1)
Total Company	$45,369	$43,844
__________

(a)	Accrued interest related to Ford's acquisition of Ford Credit debt securities. See Note 18 for additional detail.

NOTE 17.  RETIREMENT BENEFITS

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

The net periodic benefit costs associated with the Company's defined benefit pension plans are determined using assumptions regarding the benefit obligation and the market-related value of plan assets as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. The market-related value recognizes changes in the fair value of plan assets in a systematic manner over five years. Net periodic benefit costs are recorded in Automotive cost of sales and Selling, administrative and other expenses. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss) and generally are amortized as a component of net periodic cost over the remaining service period of our active employees. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We occasionally make contributions beyond those legally required. In general, our plans are funded, with the main exceptions being certain plans in Germany, and U.S. defined benefit plans for senior management. In such cases, an unfunded liability is recorded.

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

We established, effective January 1, 2004, a defined contribution plan covering salaried U.S. employees hired on or after that date. Effective October 24, 2011, hourly U.S. employees represented by the UAW hired on or after that date also participate in a defined contribution plan.

The expense for our worldwide defined contribution plans was $134 million, $123 million, and $92 million in 2011, 2010, and 2009, respectively.  This includes the expense for company matching contributions to our primary employee savings plan in the United States of $54 million, $52 million, and $0 in 2011, 2010, and 2009, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

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

We computed the fair value of New Note A and New Note B (See Note 18 for definition and discussion) using an income approach that maximized the use of relevant observable market available data and adjusted for unobservable data that we believe market participants would assume given the specific attributes of the instruments. Significant inputs considered in the fair value measurement included the credit-adjusted yield of our unsecured debt, adjusted for term and liquidity. The principal of New Note A and New Note B, up to a limit of $3 billion, was secured on a second lien basis with the collateral pledged under the secured credit agreement we entered into in December 2006 (see Note 18 for additional discussion). Accordingly, we adjusted the unsecured yields observable in the market to reflect this limited second lien priority within our overall capital structure, considering spreads on credit default swaps based on our secured and unsecured debt. The discount rate of 9.2% and 9.9% used to determine the fair value for New Note A and New Note B, respectively, reflected consideration of the fair value of specific features of the instruments, including prepayment provisions and the option to settle New Note B with Ford Common Stock.  The stock settlement option was valued using an industry standard option-pricing model that considered the volatility of our stock and multiple scenarios with assigned probabilities.

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

See Note 18 for discussion of our prepayment in full of the New Notes A and B.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Benefit Plans – Expense and Status

The measurement date for all of our worldwide postretirement benefit plans is December 31.  The expense for our defined benefit pension and OPEB plans was as follows (in millions):

	Pension Benefits (a)
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$467	$376	$343	$327	$314	$293	$63	$54	$408
Interest cost	2,374	2,530	2,698	1,227	1,249	1,253	327	338	899
Expected return on assets	(3,028)	(3,172)	(3,288)	(1,404)	(1,337)	(1,309)	—	—	(130)
Amortization of:
Prior service costs/(credits)	343	370	374	72	75	83	(612)	(617)	(913)
(Gains)/Losses and Other	186	12	8	333	246	158	94	96	82
Separation programs	9	6	12	138	26	176	10	1	2
(Gains)/Losses from curtailments and settlements	—	—	—	111	—	47	(26)	(30)	244
Net expense/(income)	$351	$122	$147	$804	$573	$701	$(144)	$(158)	$592
_______

(a)	Includes Volvo for 2009 – 2010.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at January 1	$46,647	$44,638	$23,385	$23,300	$6,423	$6,053
Service cost	467	376	327	290	63	54
Interest cost	2,374	2,528	1,227	1,213	327	338
Amendments	5	10	38	—	(62)	(71)
Separation programs	9	6	138	26	10	1
Curtailments	—	—	—	—	(50)	—
Settlements	—	—	(152)	—	—	—
Plan participant contributions	23	23	46	47	29	18
Benefits paid	(3,534)	(3,704)	(1,373)	(1,281)	(473)	(458)
Foreign exchange translation	—	—	(441)	(606)	(62)	97
Divestiture	—	—	—	(61)	—	—
Actuarial (gain)/loss and other	2,825	2,770	1,968	457	388	391
Benefit obligation at December 31	$48,816	$46,647	$25,163	$23,385	$6,593	$6,423
Change in Plan Assets
Fair value of plan assets at January 1	$39,960	$38,457	$18,615	$17,556	$—	$—
Actual return on plan assets	2,887	5,115	934	1,487	—	—
Company contributions	132	135	1,403	1,236	—	—
Plan participant contributions	23	23	46	47	—	—
Benefits paid	(3,534)	(3,704)	(1,373)	(1,281)	—	—
Settlements	—	—	(152)	—	—	—
Foreign exchange translation	—	—	(267)	(356)	—	—
Divestiture	—	—	—	(66)	—	—
Other	(54)	(66)	(8)	(8)	—	—
Fair value of plan assets at December 31	$39,414	$39,960	$19,198	$18,615	$—	$—

Funded status at December 31	$(9,402)	$(6,687)	$(5,965)	$(4,770)	$(6,593)	$(6,423)

Amounts Recognized on the Balance Sheet
Prepaid assets	$—	$7	$114	$560	$—	$—
Accrued liabilities	(9,402)	(6,694)	(6,079)	(5,330)	(6,593)	(6,423)
Total	$(9,402)	$(6,687)	$(5,965)	$(4,770)	$(6,593)	$(6,423)
Amounts Recognized in Accumulated Other Comprehensive Loss
Unamortized prior service costs/(credits)	$1,197	$1,535	$323	$364	$(1,648)	$(2,220)
Unamortized net (gains)/losses and other	9,394	6,567	7,612	5,751	2,305	2,073
Total	$10,591	$8,102	$7,935	$6,115	$657	$(147)
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$47,555	$45,445	$17,799	$12,239
Fair value of plan assets	39,414	39,836	13,129	7,912

Accumulated Benefit Obligation at December 31	$47,555	$45,562	$23,524	$21,909

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$48,816	$46,530	$23,846	$17,374
Fair value of plan assets	39,414	39,836	18,027	12,292

Projected Benefit Obligation at December 31	$48,816	$46,647	$25,163	$23,385

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

As a result of the UAW Retiree Health Care Settlement Agreement and various personnel-reduction programs (discussed in Note 21), we have recognized curtailments and settlements in the U.S. and Canadian pension and OPEB plans. We also recognized in 2011 a settlement loss associated with the partial settlement of a Belgium pension plan. The financial impact of the curtailments and settlements is reflected in the tables above and is recorded in Automotive cost of sales and Selling, administrative and other expenses.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2011	2010	2011	2010	2011	2010
Weighted Average Assumptions Used to Measure our Benefit Obligations and Plan Assets at December 31
Discount rate	4.64%	5.24%	4.84%	5.31%	4.60%	5.20%
Expected return on assets	7.50%	8.00%	6.77%	7.20%	—	—
Average rate of increase in compensation	3.80%	3.80%	3.39%	3.34%	3.80%	3.80%
Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate	5.24%	5.86%	5.31%	5.68%	5.20%	5.74%
Expected return on assets	8.00%	8.25%	7.20%	7.17%	—	—
Average rate of increase in compensation	3.80%	3.80%	3.34%	3.15%	3.80%	3.80%

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$220	$70	$(544)	$(254)
(Gains)/Losses and other	425	403	129	957

Pension Plan Contributions

In 2011, we contributed $1.1 billion to our worldwide funded pension plans and made $400 million of benefit payments directly by the Company for unfunded plans.  During 2012, we expect to contribute from Automotive cash and cash equivalents $3.5 billion to our worldwide funded plans (including discretionary contributions to our U.S. plans of $2 billion), and to make $350 million of benefit payments directly by the Company for unfunded plans, for a total of about $3.8 billion.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2012.

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2012	$3,520	$1,290	$460
2013	3,430	1,290	430
2014	3,350	1,300	420
2015	3,290	1,330	410
2016	3,220	1,340	400
2017 - 2021	15,430	7,150	1,980

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities and to ensure assets are sufficient to pay plan benefits. Our prior target asset allocations disclosed in our 2010 Form 10-K Report were about 30% public equity investments, 45% fixed income investments, and up to 25% alternative investments (e.g., private equity, real estate, and hedge funds). In October 2011, as part of our broader pension de-risking strategy, we revised our U.S. investment strategy to increase the matching characteristics of our assets relative to our liabilities. Our new U.S. target asset allocations, which we expect to reach over the next several years, are 80% fixed income and 20% growth assets (primarily alternative investments, which include hedge funds, real estate, private equity, and public equity). Our largest non-U.S. plans (Ford U.K. and Ford Canada) have similar investment objectives to the U.S. plans. Their prior target asset allocations were 45% fixed income investments, 30% public equity investments, and up to 25% alternative investments. We expect to reach target asset allocations similar to the new U.S. target asset allocations over the next several years, subject to legal requirements in each country.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset - liability matching, asset diversification, and hedging.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension liabilities. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the liabilities.  Our policy to rebalance our investments regularly ensures actual allocations are in line with target allocations as appropriate.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

All assets are externally managed and most assets are actively managed.  Managers are not permitted to invest outside of the asset class (e.g., fixed income, public equity, alternatives) or strategy for which they have been appointed. We use investment guidelines and recurring audits as tools to ensure investment managers invest solely within the investment strategy they have been provided.

Derivatives are permitted for fixed income investment and public equity managers to use as efficient substitutes for traditional securities and to manage exposure to interest rate and foreign exchange risks.  Interest rate and foreign currency derivative instruments are used for the purpose of hedging changes in the fair value of assets that result from interest rate changes and currency fluctuations.  Interest rate derivatives also are used to adjust portfolio duration. Derivatives may not be used to leverage or to alter the economic exposure to an asset class outside the scope of the mandate an investment manager has been given.  Alternative investment managers are permitted to employ leverage (including through the use of derivatives or other tools) that may alter economic exposure.

Significant Concentrations of Risk.  Significant concentrations of risk in our plan assets relate to interest rate, equity, and operating risk.  In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to fixed income investments that are exposed to interest rate risk.  Rate increases generally will result in a decline in fixed income assets while reducing the present value of the liabilities.  Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.

In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to growth assets (equity investments and alternative investments) that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.  Within alternative investments, risk is similarly mitigated by constructing a portfolio that is broadly diversified by asset class, investment strategy, manager, style and process.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

At year-end 2011, within the total market value of our assets in major worldwide plans, we held less than 2% of fixed income investments in the obligations of Greece, Ireland, Italy, Portugal, and Spain. Also at year-end 2011, we held less than 2% in Ford securities.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2011 is 7.50% for the U.S. plans, 7.25% for the U.K. plans and 7.00% for the Canadian plans, and averages 6.77% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2011, our actual 10-year annual rate of return on pension plan assets was 8.6% for the U.S. plans, 6.0% for the U.K. plans, and 4.6% for the Canadian plans.  At December 31, 2010, our actual 10-year annual rate of return on pension plan assets was 7.3% for the U.S. plans, 4.1% for the U.K. plans, and 3.7% for the Canadian plans.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily fixed income and equity securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Fixed income and equity securities may each be combined into commingled fund investments.  Commingled funds are valued to reflect the pension fund's interest in the fund based on the reported year-end net asset value ("NAV").  Alternative investments are valued based on year-end reported NAV, with adjustments as appropriate for lagged reporting of 1-6 months.

Fixed Income - Government and Agency Debt Securities and Corporate Debt Securities.  U.S. government and government agency obligations, non-U.S. government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, floating rate notes, and preferred securities are valued based on quotes received from independent pricing services or from dealers who make markets in such securities.  Pricing services utilize matrix pricing, which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of yield and credit spread assumptions.

Fixed Income - Agency and Non-Agency Mortgage and Other Asset-Backed Securities.  U.S. and non-U.S. government agency mortgage and asset-backed securities, non-agency collateralized mortgage obligations, commercial mortgage securities, residential mortgage securities, and other asset-backed securities are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize matrix pricing, which considers prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of prepayment curves, discount rates, default assumptions, and recovery rates.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Alternative Assets.  Hedge funds generally hold liquid and readily priceable securities, such as public equities in long/short funds, exchange-traded derivatives in macro/commodity trading advisor funds, and corporate bonds in credit relative value funds.  Hedge funds themselves do not have readily available market quotations, and therefore are valued using the NAV per share provided by the investment sponsor or third party administrator.  Hedge fund assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term. Valuations may be lagged 1-3 months.  For 2010 and 2011, we made adjustments of $66 million, and $(10) million, respectively, to adjust for hedge fund lagged valuations.

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. Private equity funds do not have readily available market quotations, and therefore are valued using the NAV per share provided by the investment sponsor or third party administrator.  These assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1-6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2011, we made adjustments of $6 million to adjust for private equity lagged valuations. For 2011, we made adjustments of $13 million to adjust for real estate lagged valuations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $291 million and $78 million for U.S. and non-U.S. plans, respectively) at December 31, 2011 by asset category was as follows (in millions):

U.S. Plans	2011
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$7,331	$44	$12	$7,387
International companies	5,565	32	3	5,600
Commingled funds	—	244	3	247
Derivative financial instruments (a)	—	—	—	—
Total equity	12,896	320	18	13,234
Fixed Income
U.S. government	4,084	—	—	4,084
U.S. government-sponsored enterprises (b)	—	4,581	7	4,588
Non-U.S. government	—	1,375	169	1,544
Corporate bonds (c)
Investment grade	—	9,061	33	9,094
High yield	—	1,280	11	1,291
Other credit	—	17	18	35
Mortgage/other asset-backed	—	1,348	54	1,402
Commingled funds	—	258	—	258
Derivative financial instruments (a)
Interest rate contracts	13	28	(3)	38
Credit contracts	—	(8)	—	(8)
Other contracts	—	(265)	9	(256)
Total fixed income	4,097	17,675	298	22,070
Alternatives
Hedge funds (d)	—	—	2,968	2,968
Private equity (e)	—	—	2,085	2,085
Real estate (f)	—	—	362	362
Total alternatives	—	—	5,415	5,415
Cash and cash equivalents (g)	—	1,477	1	1,478
Other (h)	(2,798)	18	(3)	(2,783)
Total assets at fair value	$14,195	$19,490	$5,729	$39,414
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises ("GSEs").

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

(d)
Funds investing in diverse hedge fund strategies (primarily commingled fund of funds) with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2011:  global macro (42%), equity long/short (21%), event-driven (18%), relative value (11%), and multi-strategy (8%).

(e)
Diversified investments in private equity funds with the following strategies:  buyout (61%), venture capital (25%), mezzanine/distressed (8%), and other (6%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2011 holdings.

(f)	Investment in private property funds broadly classified as core (64%), value-added and opportunistic (36%).

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2011
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,596	$181	$—	$2,777
International companies	2,906	154	1	3,061
Derivative financial instruments (a)	—	—	—	—
Total equity	5,502	335	1	5,838
Fixed Income
U.S. government	33	—	—	33
U.S. government-sponsored enterprises (b)	—	16	—	16
Non-U.S. government	2	5,805	122	5,929
Corporate bonds (c)
Investment grade	—	975	11	986
High yield	—	271	—	271
Other credit	—	15	—	15
Mortgage/other asset-backed	—	189	6	195
Commingled funds	—	415	—	415
Derivative financial instruments (a)
Interest rate contracts	—	(15)	(6)	(21)
Credit contracts	—	(1)	—	(1)
Other contracts	—	(1)	—	(1)
Total fixed income	35	7,669	133	7,837
Alternatives
Hedge funds (d)	—	—	1,053	1,053
Private equity (e)	—	—	123	123
Real estate (f)	—	1	160	161
Total alternatives	—	1	1,336	1,337
Cash and cash equivalents (g)	—	370	—	370
Other (h)	(554)	12	4,358	3,816
Total assets at fair value	$4,983	$8,387	$5,828	$19,198
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by GSEs.

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

(d)
Funds investing in diversified portfolio of underlying hedge funds (commingled fund of funds).  At December 31, 2011, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  event-driven (30%), equity long/short (27%), global macro (14%), multi-strategy (14%) relative value (11%), and cash (4%).

(e)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)	Investment in private property funds broadly classified as core (13%), value-added and opportunistic (87%). Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.

(h)
Primarily Ford-Werke GmbH ("Ford-Werke") plan assets (insurance contract valued at $3,406 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $266 million and $72 million for U.S. and non-U.S. plans, respectively) at December 31, 2010 by asset category was as follows (in millions):

U.S. Plans	2010
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$8,832	$35	$13	$8,880
International companies	7,879	50	6	7,935
Commingled funds	—	351	3	354
Derivative financial instruments (a)	—	—	—	—
Total equity	16,711	436	22	17,169
Fixed Income
U.S. government	2,366	—	—	2,366
U.S. government-sponsored enterprises (b)	—	2,706	13	2,719
Non-U.S. government	—	1,005	280	1,285
Corporate bonds (c)
Investment grade	—	8,530	28	8,558
High yield	—	1,170	2	1,172
Other credit	—	22	51	73
Mortgage/other asset-backed	—	1,637	125	1,762
Commingled funds	—	248	—	248
Derivative financial instruments (a)
Interest rate contracts	39	(32)	(2)	5
Credit contracts	—	1	—	1
Other contracts	—	(1)	—	(1)
Total fixed income	2,405	15,286	497	18,188
Alternatives
Hedge funds (d)	—	—	2,854	2,854
Private equity (e)	—	—	1,491	1,491
Real estate (f)	—	—	120	120
Total alternatives	—	—	4,465	4,465
Cash and cash equivalents (g)	—	1,064	—	1,064
Other (h)	(939)	16	(3)	(926)
Total assets at fair value	$18,177	$16,802	$4,981	$39,960
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

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2010
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,837	$214	$—	$3,051
International companies	3,759	217	10	3,986
Derivative financial instruments (a)	—	—	—	—
Total equity	6,596	431	10	7,037
Fixed Income
U.S. government	36	—	—	36
U.S. government-sponsored enterprises (b)	—	118	—	118
Non-U.S. government	—	4,282	103	4,385
Corporate bonds (c)
Investment grade	—	802	15	817
High yield	—	180	20	200
Other credit	—	15	—	15
Mortgage/other asset-backed	—	203	34	237
Commingled funds	—	573	8	581
Derivative financial instruments (a)
Interest rate contracts	2	4	—	6
Credit contracts	—	1	—	1
Other contracts	—	—	—	—
Total fixed income	38	6,178	180	6,396
Alternatives
Hedge funds (d)	—	—	711	711
Private equity (e)	—	—	31	31
Real estate (f)	—	—	11	11
Total alternatives	—	—	753	753
Cash and cash equivalents (g)	—	335	—	335
Other (h)	(297)	11	4,380	4,094
Total assets at fair value	$6,337	$6,955	$5,323	$18,615
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

(e)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)	Investment in private property funds broadly classified as core, value-added and opportunistic. Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.

(h)	Primarily Ford-Werke plan assets (insurance contract valued at $3,371 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2011 (in millions):

U.S. Plans	2011
		Return on plan assets			Transfers
	Fair Value at January 1, 2011	Attributable to Assets Held at December 31, 2011	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2011
Asset Category
Equity
U.S. companies	$13	$(1)	$—	$—	$—	$—	$12
International companies	6	—	(1)	(1)	—	(1)	3
Commingled funds	3	—	—	—	—	—	3
Derivative financial instruments	—	—	—	—	—	—	—
Total equity	22	(1)	(1)	(1)	—	(1)	18
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	14	—	—	(5)	—	(1)	8
Non-U.S. government	280	(2)	(3)	(86)	13	(33)	169
Corporate bonds
Investment grade	28	4	2	18	3	(22)	33
High yield	2	(1)	—	8	3	(1)	11
Other credit	50	(1)	—	(32)	—	—	17
Mortgage/other asset-backed	125	(3)	1	(38)	4	(35)	54
Derivative financial instruments
Interest rate contracts	(2)	—	(1)	—	—	—	(3)
Credit contracts	—	—	—	—	—	—	—
Other contracts	—	25	(8)	(8)	—	—	9
Total fixed income	497	22	(9)	(143)	23	(92)	298
Alternatives
Hedge funds	2,854	10	(22)	126	—	—	2,968
Private equity	1,491	244	—	350	—	—	2,085
Real estate	120	39	—	203	—	—	362
Total alternatives	4,465	293	(22)	679	—	—	5,415
Other	(3)	—	—	1	—	—	(2)
Total Level 3 fair value	$4,981	$314	$(32)	$536	$23	$(93)	$5,729

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2011
		Return on plan assets			Transfers
	Fair Value at January 1, 2011	Attributable to Assets Held at December 31, 2011	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2011
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—	$—
International companies	10	—	—	(5)	1	(5)	1
Commingled funds	—	—	—	—	—	—	—
Total equity	10	—	—	(5)	1	(5)	1
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—	—
Non-U.S. government	103	(6)	1	28	—	(4)	122
Corporate bonds
Investment grade	15	(1)	1	(7)	3	—	11
High yield	20	—	—	(10)	—	(10)	—
Other credit	—	—	—	—	—	—	—
Mortgage/other asset-backed	34	—	1	(24)	1	(6)	6
Commingled funds	8	—	—	(8)	—	—	—
Derivative financial instruments	—	—	(2)	(4)	—	—	(6)
Total fixed income	180	(7)	1	(25)	4	(20)	133
Alternatives
Hedge funds	711	(31)	11	362	—	—	1,053
Private equity	31	(3)	—	95	—	—	123
Real estate	11	6	—	143	—	—	160
Total alternatives	753	(28)	11	600	—	—	1,336
Other (a)	4,380	(22)	—	—	—	—	4,358
Total Level 3 fair value	$5,323	$(57)	$12	$570	$5	$(25)	$5,828
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3,406 million).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2010 (in millions):

U.S. Plans	2010
		Return on plan assets			Transfers
	Fair Value at January 1, 2010	Attributable to Assets Held at December 31, 2010	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2010
Asset Category
Equity
U.S. companies	$15	$(2)	$—	$—	$—	$—	$13
International companies	92	2	4	(38)	1	(55)	6
Commingled funds	3	—	—	—	—	—	3
Derivative financial instruments	—	—	—	—	—	—	—
Total equity	110	—	4	(38)	1	(55)	22
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	7	—	—	8	—	(1)	14
Non-U.S. government	256	15	7	91	1	(90)	280
Corporate bonds
Investment grade	85	—	5	(42)	13	(33)	28
High yield	15	—	(9)	—	—	(4)	2
Other credit	21	2	1	30	—	(4)	50
Mortgage/other asset-backed	278	4	47	(23)	30	(211)	125
Derivative financial instruments
Interest rate contracts	(42)	—	10	32	1	(3)	(2)
Credit contracts	—	—	—	—	—	—	—
Other contracts	—	—	—	—	—	—	—
Total fixed income	620	21	61	96	45	(346)	497
Alternatives
Hedge funds	1,986	330	—	538	—	—	2,854
Private equity	1,005	104	—	382	—	—	1,491
Real estate	1	2	—	117	—	—	120
Total alternatives	2,992	436	—	1,037	—	—	4,465
Other	(3)	—	—	—	—	—	(3)
Total Level 3 fair value	$3,719	$457	$65	$1,095	$46	$(401)	$4,981

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2010
		Return on plan assets			Transfers
	Fair Value at January 1, 2010	Attributable to Assets Held at December 31, 2010	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2010
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—	$—
International companies	21	—	1	(9)	6	(9)	10
Commingled funds	—	—	—	—	—	—	—
Total equity	21	—	1	(9)	6	(9)	10
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—	—
Non-U.S. government	77	9	2	(3)	26	(8)	103
Corporate bonds
Investment grade	28	—	(2)	2	5	(18)	15
High yield	19	1	(2)	4	—	(2)	20
Other credit	7	—	—	(7)	—	—	—
Mortgage/other asset-backed	43	2	—	—	2	(13)	34
Commingled funds	—	—	1	7	—	—	8
Derivative financial instruments	2	—	—	(2)	—	—	—
Total fixed income	176	12	(1)	1	33	(41)	180
Alternatives
Hedge funds	244	23	—	444	—	—	711
Private equity	4	—	—	27	—	—	31
Real estate	—	2	—	9	—	—	11
Total alternatives	248	25	—	480	—	—	753
Other (a)	3,989	391	—	—	—	—	4,380
Total Level 3 fair value	$4,434	$428	$—	$472	$39	$(50)	$5,323
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3,371 million).

NOTE 18.  DEBT AND COMMITMENTS

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium and adjustments related to designated fair value hedges (see Note 25 for policy detail). Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt and are recorded in Interest expense using the interest method. Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other non-operating income/(expense), net and Financial Services other income/(loss), net.

Amounts borrowed and repaid are reported in our Statement of Cash Flows as Net cash (used in)/provided by financing activities. Interest, fees and deferred charges paid in excess of the amount borrowed are reported as Net cash (used in)/provided by operating activities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

The carrying value of our debt at December 31 was as follows (in millions):

			Interest Rates (a)
			Average Contractual (b)		Average Effective (c)
Automotive Sector	2011	2010	2011	2010	2011	2010
Debt payable within one year
Short-term with non-affiliates (d)	$559	$478	1.6%	2.5%	1.6%	2.5%
Short-term with unconsolidated affiliates	18	382
Long-term payable within one year
Secured term loan	—	140
Secured revolving loan	—	838
U.S. Department of Energy ("DOE") loans	240	—
Other debt	216	211
Total debt payable within one year	1,033	2,049
Long-term debt payable after one year
Public unsecured debt securities	5,260	5,260
Unamortized discount	(77)	(81)
Convertible notes	908	908
Unamortized discount	(172)	(199)
Subordinated convertible debentures	—	2,985
Secured term loan	—	3,946
DOE loans	4,556	2,752
EIB loan	698	699
Other debt	888	758
Total long-term debt payable after one year	12,061	17,028	4.9%	4.1%	5.5%	5.3%
Total Automotive sector	$13,094	$19,077
Fair value of debt	$13,451	$19,260
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$6,835	$6,634
Other asset-backed short-term debt	2,987	1,447
Ford Interest Advantage (e)	4,713	4,525
Other short-term debt	2,061	801
Total short-term debt	16,596	13,407	1.4%	1.4%	1.4%	1.4%
Long-term debt
Unsecured debt
Notes payable within one year	6,144	9,524
Notes payable after one year	26,167	26,390
Asset-backed debt
Notes payable within one year	16,538	16,684
Notes payable after one year	20,621	19,208
Unamortized discount	(152)	(403)
Fair value adjustments (f)	681	302
Total long-term debt	69,999	71,705	4.3%	4.6%	4.6%	5.0%
Total Financial Services sector	$86,595	$85,112
Fair value of debt	$88,823	$88,569
Total Automotive and Financial Services sectors	$99,689	$104,189
Intersector elimination (g)	(201)	(201)
Total Company	$99,488	$103,988
__________

(a)	Interest rates are presented for the fourth quarter of 2011 and the fourth quarter of 2010.

(b)	Average contractual rates reflect the stated contractual interest rate; excludes amortization of discounts, premiums, and issuance fees.

(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

(d)	Includes Export-Import Bank of the United States secured loan of $250 million at December 31, 2011 and 2010.

(e)	The Ford Interest Advantage program consists of Ford Credit's floating-rate demand notes.

(f)	Adjustments related to designated fair value hedges of unsecured debt.

(g)	Debt related to Ford's acquisition of Ford Credit debt securities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt is reported in Automotive accrued liabilities and deferred revenue and was $205 million and $275 million at December 31, 2011 and 2010, respectively. Interest accrued on Financial Services debt is reported in Financial Services other liabilities and deferred income and was $836 million and about $1 billion at December 31, 2011 and 2010, respectively. See Note 4 for fair value methodology.

Maturities

Debt maturities at December 31, 2011 were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$—	$—	$—	$5,260	$5,260
Unamortized discount (a)	—	—	—	—	—	(77)	(77)
Convertible notes	—	—	—	—	883	25	908
Unamortized discount (a)	—	—	—	—	(166)	(6)	(172)
U.S. DOE loans	240	480	480	480	480	2,636	4,796
Short-term and other debt (b)	793	401	52	744	108	281	2,379
Total Automotive debt	1,033	881	532	1,224	1,305	8,119	13,094

Financial Services Sector
Unsecured debt	12,918	5,749	3,643	6,986	1,812	7,977	39,085
Asset-backed debt	26,360	10,010	5,432	2,598	2,581	—	46,981
Unamortized (discount)/premium (a)	(14)	(11)	(104)	(5)	(7)	(11)	(152)
Fair value adjustments (a) (c)	18	71	42	107	24	419	681
Total Financial Services debt	39,282	15,819	9,013	9,686	4,410	8,385	86,595

Intersector elimination	(201)	—	—	—	—	—	(201)
Total Company	$40,114	$16,700	$9,545	$10,910	$5,715	$16,504	$99,488
__________

(a)	Unamortized discount and fair value adjustments are presented based on contractual payment date of related debt.

(b)	Primarily non-U.S. affiliate debt and includes the EIB secured loan.

(c)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2011	2010
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,260	$5,260
__________

(a)	Unregistered industrial revenue bonds.

(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(c)	Listed on the New York Stock Exchange.

(d)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2011 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Convertible Notes

At December 31, 2011, we had outstanding $883 million and $25 million principal of 4.25% Senior Convertible Notes due December 15, 2016 ("2016 Convertible Notes") and December 15, 2036 ("2036 Convertible Notes"), respectively. Subject to certain limitations relating to the price of Ford Common Stock, the 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 107.5269 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.30 per share, representing a 25% conversion premium based on the closing price of $7.44 per share on November 3, 2009). The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

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

Liability, equity, and if-converted components of our Convertible Notes at December 31 are summarized as follows (in millions):

			Total Effective Interest Rate
	2011	2010	2011	2010
Liability component
4.25% Debentures due December 15, 2016	$768	$768	9.2%	9.2%
4.25% Debentures due December 15, 2016 (underwriter option)	115	115	8.6%	8.6%
Subtotal Convertible Debt due December 15, 2016	883	883
4.25% Debentures due December 20, 2036	25	25	10.5%	10.5%
Unamortized discount	(172)	(199)
Net carrying amount	$736	$709

Equity component of outstanding debt (a)	$(225)	$(225)
Share value in excess of principal value, if converted (b)	$143	$732
__________

(a)	Recorded in Capital in excess of par value of stock.

(b)	Based on share price of $10.76 and $16.79 as of December 31, 2011 and 2010, respectively.

We recognized interest cost on our Convertible Notes as follows (in millions):

	2011	2010	2009
Contractual interest coupon	$38	$138	$92
Amortization of discount	27	87	59
Total interest cost on Convertible Notes	$65	$225	$151

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
Subordinated Convertible Debentures

In the first quarter of 2011, we redeemed in whole the Subordinated Convertible Debentures held by Trust II at a price of $100.66 per $100 principal amount of such debentures, plus accrued and unpaid interest of $1.08 per debenture. The proceeds from the redemption of the Subordinated Convertible Debentures were used by Trust II to redeem in whole the Trust Preferred Securities at a price of $50.33 per $50 liquidation preference of such securities, plus accrued and unpaid distributions of $0.54 per security. Redemption of these securities resulted in a reduction of about $3 billion in Automotive debt and lower annualized interest costs of about $190 million. It also resulted in a 2011 first quarter pre-tax charge of $60 million in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

At December 31, 2010, we had outstanding $3 billion of 6.50% Subordinated Convertible Debentures due 2032 ("Subordinated Convertible Debentures"), reported in Automotive long-term debt. The $3 billion of Subordinated Convertible Debentures were held by Trust II, an unconsolidated entity, and were the sole assets of Trust II (for additional discussion of Trust II, see Note 13).

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

Secured Term Loan

2011 Secured Term Loan Actions. In the second and third quarters of 2011, we made optional prepayments of $2.2 billion and $1.8 billion, respectively, to the term loan lenders under our secured Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended (the "Credit Agreement"). In addition, in the second quarter of 2011 we also made a required payment of $67 million to the term lenders as a result of the completion of the true-up of the purchase price adjustments related to the sale of Volvo. As a result, we have repaid in full all amounts related to the term loans under our Credit Agreement.

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

2009 Secured Term Loan Actions. In the first quarter of 2009, Ford Credit purchased from term loan lenders under the Credit Agreement $2.2 billion principal amount of the secured term loan for an aggregate cost of $1.1 billion (including transaction costs). Ford Credit distributed the repurchased secured term loan to its immediate parent, Ford Holdings, whereupon the debt was forgiven. As a result of this transaction, we recorded a pre-tax gain of $1.1 billion in Automotive interest income and other non-operating income/(expense), net.

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

Revolving Loan

2011 Secured Revolver Actions. In the second quarter of 2011, we made an optional prepayment of $838 million on revolving loans under our Credit Agreement that were scheduled to mature on December 15, 2011.

2010 Secured Revolver Actions. On April 6, 2010, September 9, 2010, and December 15, 2010, we paid $3 billion, $2 billion, and $1.7 billion, respectively, on revolving loans that were scheduled to mature on November 30, 2013.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

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

2010 Actions on Note A and Note B. In the second quarter of 2010, we made the scheduled payment due on Note A and Note B to the UAW VEBA Trust of $249 million and $610 million in cash, respectively. In addition, Ford and Ford Credit together purchased from the UAW VEBA Trust the remaining outstanding principal amount of Note A for cash of $2.9 billion, of which $1.6 billion was paid by us and $1.3 billion was paid by Ford Credit. Upon settlement, Ford Credit immediately transferred the portion of Note A it purchased to us in satisfaction of $1.3 billion of Ford Credit's tax liabilities to us. The purchase price for Note A was based on the contractual pre-payment amount less an agreed-upon discount of 2%. Immediately prior to our payments on Note A, the carrying value of the note was $3.2 billion. As a result of the purchase of Note A at a discount, we recorded a pre-tax gain of $40 million in the third quarter of 2010 in Automotive interest income and other non-operating income/(expense), net. In relation to the combined $859 million scheduled principal payments made under Note A and Note B on June 30, 2010, $448 million of discount was amortized and reported in Interest expense in the first nine months of 2010.

In the fourth quarter of 2010, we pre-paid the remaining outstanding principal amount of Note B, which fully satisfied our obligations to the UAW VEBA Trust.

DOE Advanced Technology Vehicles Manufacturing ("ATVM") Program

Pursuant to the Loan Arrangement and Reimbursement Agreement (the "Arrangement Agreement") with the DOE entered into on September 16, 2009, we had outstanding $4.8 billion in loans as of December 31, 2011. Under the terms of the Arrangement Agreement, the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans under the Arrangement Agreement. Loans under the ATVM are made by and through the FFB, an instrumentality of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.

The proceeds of advances under the Facility may be used only to finance certain costs eligible under the ATVM Program ("Eligible Project Costs") that are incurred through the end of 2012. Eligible Project Costs are those incurred in the implementation of 12 advanced technology vehicle programs approved for funding by the DOE (each, a "Project"). The Arrangement Agreement limits the amount of advances that may be used to fund Eligible Project Costs for each Project, and our ability to finance Eligible Project Costs with respect to a Project is conditioned on us meeting agreed timing milestones and fuel economy targets for that Project. Each advance bears interest at a blended rate based on the Treasury yield curve at the time such advance is borrowed, based on the principal amortization schedule for that advance, with interest payable quarterly in arrears.

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million with the EIB. Proceeds of loans drawn under the facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $698 million of loans at December 31, 2011. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to 20% of the outstanding principal amount, and bear interest at a fixed rate of approximately 3.6% per annum (excluding a commitment fee of 0.30% to the U.K. government). Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

Automotive Credit Facilities

Commitments under the revolving credit facility of our secured Credit Agreement totaled $8.9 billion which will mature on November 30, 2013. Pursuant to our Credit Agreement, at December 31, 2011, we had $8.8 billion available to be drawn under the revolving facility and had outstanding $131 million of letters of credit under the revolving facility.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

Covenants. The Credit Agreement requires ongoing compliance with a borrowing base covenant until the collateral pledged under the Credit Agreement is released, and contains other restrictive covenants. Our ability to pay dividends (other than dividends payable in stock) is subject to certain limits under the Credit Agreement. In addition, the Credit Agreement contains a liquidity covenant requiring us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities and short-term VEBA assets and/or availability under the revolving credit facility.

With respect to the borrowing base covenant, until the collateral pledged under the Credit Agreement is released, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement.

At December 31, 2011, we had $817 million of local credit facilities to foreign Automotive affiliates, of which $74 million has been utilized. Of the $817 million of committed credit facilities, $66 million expires in 2012, $165 million expires in 2013, $223 million expires in 2014, and $363 million expires in 2015.

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

2011 Debt Repurchases. Through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $2.3 billion (including $268 million maturing in 2011) of our unsecured debt. As a result, we recorded a pre-tax loss of $68 million, net of unamortized premiums, discounts and fees in Other income, net in 2011. There were no repurchase or call transactions for asset-backed debt during 2011.

2010 Debt Repurchases. Through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $5.6 billion (including $683 million maturing in 2010) of its unsecured debt and asset-backed debt. As a result, our Financial Services sector recorded a pre-tax loss of $139 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in 2010.

2009 Debt Repurchases. Through private market transactions, our Financial Services sector repurchased and called an aggregate principal amount of $3.9 billion (including $1.6 billion maturing in 2009) of its unsecured debt and asset-backed debt. As a result, our Financial Services sector recorded a pre-tax gain of $67 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in 2009.

Asset-Backed Debt

Ford Credit engages in securitization transactions to fund operations and to maintain liquidity. Ford Credit's securitization transactions are recorded as asset-backed debt and the associated assets are not derecognized and continue to be included in our financial statements.

The finance receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit does, however, hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the securitization transactions. The debt is the obligation of our consolidated securitization entities and not Ford Credit's legal obligation or of its other subsidiaries.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our Financial Services sector's asset-backed debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.0	$49.8	$37.2
Net investment in operating leases	0.4	6.4	4.2
Total	$3.4	$56.2	$41.4
Non-VIE
Finance receivables (b)	$0.3	$6.2	$5.6
Total securitization transactions
Finance receivables	$3.3	$56.0	$42.8
Net investment in operating leases	0.4	6.4	4.2
Total	$3.7	$62.4	$47.0

	2010
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.3	$50.5	$37.2
Net investment in operating leases	0.8	6.1	3.0
Total	$4.1	$56.6	$40.2
Non-VIE
Finance receivables (b)	$0.2	$4.1	$3.7
Total securitization transactions
Finance receivables	$3.5	$54.6	$40.9
Net investment in operating leases	0.8	6.1	3.0
Total	$4.3	$60.7	$43.9
__________

(a)	Includes assets to be used to settle liabilities of the consolidated VIEs. See Note 13 for additional information on Financial Services sector VIEs.

(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $246 million and $334 million at December 31, 2011 and 2010, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $75 million and $87 million at December 31, 2011 and 2010, respectively, that is secured by property.

Automotive Acquisition of Financial Services Debt. During 2008 and 2009 we issued 159,913,115 shares of Ford Common Stock through an equity distribution agreement and used the proceeds of $1 billion to purchase $1,048 million of Ford Credit debt and related interest of $20 million. We recognized a gain on extinguishment of debt of $68 million on the transaction in Automotive interest income and other non-operating income/(expense), net. During the second quarter of 2010, we utilized cash of $192 million to purchase $200 million of Ford Credit debt and related interest of about $1 million. We recognized a gain on extinguishment of debt of $9 million on the transaction in Automotive interest income and other non-operating income/(expense), net.

On our consolidated balance sheet, we net the remaining debt purchased by Ford with the outstanding debt of Ford Credit, reducing our consolidated marketable securities and debt balances by $201 million and $201 million at December 31, 2011 and 2010, respectively. On our sector balance sheet, the debt is reported separately as Automotive marketable securities and Financial Services debt as it has not been retired or cancelled by Ford Credit.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

Credit Facilities

At December 31, 2011, Ford Credit and its majority-owned subsidiaries had about $714 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $683 million at December 31, 2011) credit facility (the "FCE Credit Agreement") which matures in 2014. FCE drew $200 million as part of its plans for periodic usage of the facility and at December 31, 2011, FCE had $483 million available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at December 31, 2011, Ford Credit had about $7.9 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program of which $4.3 billion expire in 2012 and $3.6 billion expire in 2014.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2011, about $7.9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of Ford Credit asset-backed securities.  At December 31, 2011, the outstanding commercial paper balance for the FCAR program was $6.8 billion.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24 billion at
December 31, 2011 ($12.6 billion retail, $8 billion wholesale, and $3.4 billion lease assets), of which $7 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.6 billion having maturities within the next twelve months (of which about $6.6 billion relates to FCE commitments) and the remaining balance having maturities between January 2013 and August 2014.  Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables and operating leases would protect it against the risk of lower than planned renewal rates. At December 31, 2011, $14.5 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the years ending December 31 (in millions):

	2011	2010	2009
Interest income	$387	$262	$205
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(77)	125	373
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	436	5	(7)
Gains/(Losses) on extinguishment of debt (a)	(60)	(844)	4,666
Other	139	90	47
Total	$825	$(362)	$5,284
__________

(a)	See Note 18 for a description of the debt transactions.

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the years ending December 31 (in millions):

	2011	2010	2009
Interest income (investment-related)	$84	$86	$107
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	15	22	42
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	51	9	16
Gains/(Losses) on extinguishment of debt (a)	(68)	(139)	71
Investment and other income related to sales of receivables	1	2	(25)
Insurance premiums earned, net	100	98	100
Other	230	237	241
Total	$413	$315	$552
__________

(a)	2009 includes a gain of $4 million based on extinguishment of debt from the exercise of a contractually-permitted put option. See Note 18 for a description of the debt transactions.

NOTE 20.  SHARE-BASED COMPENSATION

At December 31, 2011, a variety of Ford stock-based compensation grants and awards were outstanding for employees (including officers) and members of the Board of Directors.  All stock-based compensation plans are approved by the shareholders.

We grant performance and time-based restricted stock units to our employees. Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period. We have stock-based compensation outstanding under two Long-Term Incentive Plans ("LTIP"):  the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP.  All outstanding stock-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants. Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2011 the number of unused shares carried forward was 96 million shares.

The fair value of the awards under the two plans is calculated differently:

1998 LTIP - Fair value is the average of the high and low market price of our Common Stock on the grant date.

2008 LTIP - Fair value is the closing price of our Common Stock on the grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED COMPENSATION (Continued)

Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based awards. Expenses associated with RSU-stock are recorded in Selling, administrative, and other expense.

•
Time-based RSU-stock generally have a graded vesting feature whereby one-third of each RSU-stock vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized using the graded vesting method.

•
Performance RSU-stock have a performance period (usually 1-3 years) and usually a restriction period (usually 1-3 years).  Compensation expense for performance RSU-stock is recognized when it is probable and estimable as measured against the performance metrics.  Expense is then recognized over the performance and restriction periods, if any, based on the fair market value of Ford Common Stock at grant date.

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

Stock options generally have a vesting feature whereby one-third of the stock options are exercisable after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Stock options expire ten years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year graded vesting methodology.

We issue new shares of Common Stock upon settlement of RSU-stock and options settleable in shares. During 2012, we intend to implement a modest anti-dilutive share repurchase plan to offset share-based compensation.

Restricted Stock Units

RSU-stock activity during 2011 was as follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	72.4	$3.96
Granted	8.6	14.47
Vested	(44.4)	3.19
Forfeited	(0.5)	11.03
Outstanding, end of year	36.1	7.31	$388.4
RSU-stock expected to vest	35.5	N/A	381.9

Intrinsic value of RSU-stock is measured by applying the closing stock price as of December 31 to the applicable number of units.  The fair value and intrinsic value of RSU-stock during 2011, 2010, and 2009 were as follows (in millions, except RSU-stock per unit amounts):

	2011	2010	2009
Fair value
Granted	$123	$130	$171
Weighted average for multiple grant dates (per unit)	14.47	12.69	2.13
Vested	141	112	66
Intrinsic value
Vested	478	522	95

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED COMPENSATION (Continued)

Compensation cost for RSU-stock was as follows (in millions):

	2011	2010	2009
Compensation cost (a)	$84	$138	$117
__________

(a)	Net of tax benefit of $49 million, $0, and $0 in 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was approximately $49 million in unrealized compensation cost related to non-vested RSU-stock.  This expense will be recognized over a weighted average period of 1.3 years.

Stock Options

Stock option activity was as follows:

	2011		2010		2009
	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	172.5	$13.07	225.4	$13.36	226.2	$16.37
Granted	4.4	14.76	6.7	12.75	26.5	2.06
Exercised (a)	(8.2)	9.25	(36.5)	8.41	(1.3)	7.35
Forfeited (including expirations)	(24.3)	29.18	(23.1)	23.18	(26.0)	28.28
Outstanding, end of year	144.4	10.63	172.5	13.07	225.4	13.36
Exercisable, end of year	126.8	11.00	143.7	14.63	185.0	15.47
__________

(a)	Exercised at option price ranging from $1.96 to $16.91 during 2011, option price ranging from $1.96 to $16.91 during 2010, and option price ranging from $5.49 to $7.83 during 2009.

The total grant date fair value of options that vested during the years ended December 31 was as follows (in millions):

	2011	2010	2009
Fair value of vested options	$36	$37	$41

We have 126.8 million fully-vested stock options, with a weighted-average exercise price of $11.00 and average remaining term of 3 years.  We expect 17.2 million stock options (after forfeitures), with a weighted-average exercise price of $7.96 and average remaining term of 8 years, to vest in the future.

The intrinsic value for vested and unvested options during the years ended December 31 was as follows (in millions):

	2011	2010	2009
Intrinsic value of vested options (a)	$257	$623	$132
Intrinsic value of unvested options (after forfeitures) (a)	74	324	246
__________

(a)	The intrinsic value for stock options is measured by comparing the awarded option price to the closing stock price at December 31.

We received approximately $76 million from the exercise of stock options in 2011.  The tax benefit realized was de minimis.  An equivalent of about $73 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2011, 2010, and 2009, the difference between the fair value of the Common Stock issued and the respective exercise price was $54 million, $187 million, and $2 million, respectively.

Compensation cost for stock options was as follows (in millions):

	2011	2010	2009
Compensation cost (a)	$30	$34	$29
__________

(a)	Net of tax benefit of $17 million, $0, and $0 in 2011, 2010, and 2009, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2011, there was about $13 million in unrealized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted-average period of 1.3 years.  A summary of the status of our non-vested shares and changes during 2011 follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	28.8	$2.77
Granted	4.4	8.48
Vested	(15.1)	2.43
Forfeited	(0.5)	2.79
Non-vested, end of year	17.6	4.49

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2011	2010	2009
Fair value per stock option	$8.48	$7.21	$1.07
Assumptions:
Annualized dividend yield	—%	—%	—%
Expected volatility	53.2%	53.4%	52.0%
Risk-free interest rate	3.2%	3.0%	2.7%
Expected stock option term (in years)	7.1	6.9	6.0

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$1.96 – $2.84	22.4	7.20	$2.10	13.7	$2.11
$5.11 – $10.18	41.5	4.21	7.42	41.5	7.42
$11.10 – $15.98	48.3	3.85	13.20	39.4	13.08
$16.09 – $17.05	32.2	0.30	16.88	32.2	16.88
Total stock options	144.4			126.8

Other Share-Based Awards

Under the 1998 LTIP and 2008 LTIP, we have granted other share-based awards to certain employees. These awards include restricted stock grants, cash-settled restricted stock units, and stock appreciation rights. These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost was as follows (in millions):

	2011	2010	2009
Compensation cost (a)	$(9)	$6	$11
__________

(a)	Net of tax of $3 million, $0, and $0 in 2011, 2010, and 2009, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  EMPLOYEE SEPARATION ACTIONS

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

Automotive Sector

Transitional Benefits

Our collective bargaining agreements with the UAW and the CAW require us to pay a portion of wage and benefits for a specified period of time to employees who are considered permanently idled and who meet certain conditions.  We have established a reserve for employee benefits that we expect to provide under our collective bargaining agreements. At December 31, 2011 and 2010, this reserve was $153 million and $372 million, respectively.

The balance in the reserve primarily relates to the closure of our St. Thomas Assembly Plant in Canada, which was announced in the fourth quarter of 2009.

Separation Actions

The following table shows pre-tax charges for hourly and salaried employee separation actions, which are recorded in Automotive cost of sales and Selling, administrative and other expenses for the years ended December 31 (in millions):

	2011	2010	2009
Ford Europe	$67	$56	$109
Ford North America	154	110	225
Ford South America	15	3	20
Ford Asia Pacific Africa	38	1	17

The charges above exclude costs for pension and OPEB.

Financial Services Sector

Separation Actions

We recorded in Selling, administrative and other expenses pre-tax charges of $32 million, $33 million, and $64 million for 2011, 2010, and 2009, respectively, for employee separation actions. These charges exclude costs for pension and OPEB.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES

Income Taxes

In accordance with GAAP, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated statement of operations.

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

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2011	2010	2009
Income/(Loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$6,043	$4,057	$1,724
Non-U.S.	2,138	2,554	680
Total	$8,181	$6,611	$2,404
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(4)	$(69)	$(274)
Non-U.S.	298	289	269
State and local	(24)	(5)	7
Total current	270	215	2
Deferred
Federal	(9,785)	—	(100)
Non-U.S.	(1,590)	292	44
State and local	(436)	85	(59)
Total deferred	(11,811)	377	(115)
Total	$(11,541)	$592	$(113)
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(1.5)	(0.1)	(0.6)
State and local income taxes	1.1	1.5	(1.9)
General business credits	(1.9)	(1.8)	(6.2)
Dispositions and restructurings	6.8	(9.5)	(4.3)
U.S. tax on non-U.S. earnings	(0.8)	0.1	0.6
Prior year settlements and claims	(0.2)	(10.0)	10.4
Tax-related interest	(0.9)	(0.7)	(1.5)
Tax-exempt income	(3.9)	(4.7)	(10.4)
Other	(2.5)	0.2	0.2
Valuation allowances	(172.3)	(1.0)	(26.0)
Effective rate	(141.1)%	9.0%	(4.7)%

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES (Continued)

We historically have provided deferred taxes for the presumed repatriation to the United States of earnings from nearly all non-U.S. subsidiaries. During 2011, we determined that $6.9 billion of these non-U.S. subsidiaries' undistributed earnings are now indefinitely reinvested outside the United States. As management has determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the U.S. in the foreseeable future. As a result of this change in assertion, deferred tax liabilities related to undistributed foreign earnings decreased by $63 million.

As of December 31, 2011, $8.4 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. These earnings have been subject to significant non-U.S. taxes; repatriation in their entirety would result in a residual U.S. tax liability of about $300 million.

At the end of 2011, our U.S. operations had returned to a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, our ten consecutive quarters of pre-tax operating profits, our successful completion of labor negotiations with the UAW, and our business plan showing continued profitability, provide assurance that our future tax benefits more likely than not will be realized. Accordingly, at year-end 2011, we released almost all of our valuation allowance against net deferred tax assets for entities in the United States, Canada, and Spain.

At December 31, 2011, we have retained a valuation allowance against approximately $500 million in North America related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization, and a valuation allowance totaling $1 billion primarily against deferred tax assets for our South American operations.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2011	2010
Deferred tax assets
Employee benefit plans	$8,189	$6,332
Net operating loss carryforwards	3,163	4,124
Tax credit carryforwards	4,534	4,546
Research expenditures	2,297	2,336
Dealer and customer allowances and claims	1,731	1,428
Other foreign deferred tax assets	694	1,513
Allowance for credit losses	194	252
All other	1,483	2,839
Total gross deferred tax assets	22,285	23,370
Less: valuation allowances	(1,545)	(15,664)
Total net deferred tax assets	20,740	7,706
Deferred tax liabilities
Leasing transactions	932	928
Deferred income	2,098	2,101
Depreciation and amortization (excluding leasing transactions)	1,659	1,146
Finance receivables	551	716
Other foreign deferred tax liabilities	360	334
All other	711	1,613
Total deferred tax liabilities	6,311	6,838
Net deferred tax assets/(liabilities)	$14,429	$868

Operating loss carryforwards for tax purposes were $8.5 billion at December 31, 2011, resulting in a deferred tax asset of $3.2 billion.  A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018. Tax credits available to offset future tax liabilities are $4.5 billion. A substantial portion of these credits have a remaining carryforward period of 10 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2011	2010
Balance at January 1	$1,063	$1,173
Increase – tax positions in prior periods	1,045	138
Increase – tax positions in current period	59	52
Decrease – tax positions in prior periods	(134)	(141)
Settlements	(186)	(109)
Lapse of statute of limitations	(21)	(29)
Foreign currency translation adjustment	(8)	(21)
Balance at December 31	$1,818	$1,063

The amount of unrecognized tax benefits at December 31, 2011 and 2010 that would affect the effective tax rate if recognized was $1.2 billion and $510 million, respectively.

Examinations by tax authorities have been completed through 2005 in Germany, and through 2007 in Canada, the United States, and the United Kingdom.  Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist for years dating back to 1994.

We recorded in our consolidated statement of operations approximately $77 million, $45 million, and $54 million in tax-related interest income for the years ended December 31, 2011, 2010, and 2009.  As of December 31, 2011 and 2010, we had recorded a net payable of $171 million and $77 million, respectively, for tax-related interest.

NOTE 23.  HELD-FOR-SALE OPERATIONS, DISPOSITIONS, AND ACQUISITIONS

We classify assets and liabilities as held for sale ("disposal group") when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify a disposal group as a discontinued operation when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal group after the sale.

When we classify a disposal group as held for sale, we test for impairment. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less transaction costs.

We aggregate the assets and liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. To provide comparative balance sheets, we also aggregate the assets and liabilities for significant held-for-sale disposal groups on the prior-period balance sheet.

Automotive Sector

Held-for-Sale Operations

Ford Russia.  In the second quarter of 2011, we signed an agreement with Sollers OJSC ("Sollers") establishing a 50/50 joint venture in Russia, FordSollers, and classified the assets and liabilities of our operations in Russia as held for sale and suspended depreciation and amortization on those assets. A joint application by Ford and Sollers to the Russian government for participation in the new industrial assembly regime, which will qualify the joint venture for reduced import duties for parts imported into Russia, was approved by the Ministry of Economic Development and Trade on June 1, 2011.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  HELD-FOR-SALE OPERATIONS, DISPOSITIONS, AND ACQUISITIONS (Continued)

On October 1, 2011, we contributed our wholly-owned operations in Russia, consisting primarily of a manufacturing plant near St. Petersburg and access to our Russian dealership network to the joint venture. Additionally, we entered into an agreement with FordSollers for the granting of an exclusive right to manufacture, assemble, and distribute certain Ford-brand vehicles in Russia through the licensing of certain trademarks and intellectual property rights. Sollers contributed two production facilities. The joint venture will be engaged in the manufacturing and distribution of a range of Ford passenger cars and light commercial vehicles in Russia. As part of our ongoing relationship with FordSollers, we will supply parts and other vehicle components to the joint venture and receive a royalty of five percent of the joint venture's net sales revenue.

The assets and liabilities of Ford Russia that were classified as held for sale were as follows (in millions):

October 1, 2011
Assets
Cash and cash equivalents	$69
Receivables	54
Inventories	145
Net property	221
Other assets	13
Total assets of held-for-sale operations	$502
Liabilities
Trade payables	$222
Other payables	5
Accrued liabilities	89
Total liabilities of held-for-sale operations	$316

Upon contribution of our wholly-owned operations in Russia to the joint venture in exchange for a 50% equity interest, we deconsolidated the assets and liabilities shown above, recorded an equity method investment in FordSollers at its fair value of $364 million, and recognized a pre-tax gain of $178 million attributable to the remeasurement of the retained investment to its fair value. In addition, we received cash proceeds of $174 million, recorded a note receivable in the amount of $133 million, recorded a payable of $27 million, and recognized loss in accumulated foreign currency adjustment of $57 million. The total pre-tax gain of $401 million is reported in Automotive interest income and other non-operating income/(expense), net.

We measured the fair value of our equity interest using the income approach. We used cash flows that were developed jointly by Ford and Sollers. The significant assumptions used in this approach included:

•Projected growth in the Russian automobile market;
•Reduced import duties on certain auto parts; and

•
A discount rate of 16% based on an appropriate weighted average cost of capital, adjusted for perceived business risks related to regulatory concerns, foreign exchange volatility, execution risk, and risk associated with the Russian automotive industry.

We, along with Sollers, pledged 100% of the shares in the joint venture to the State Corporation Bank for Development and Foreign Economic Operations - Vnesheconombank ("VEB") as collateral securing the joint venture's debt.
Dispositions

Automotive Components Holdings, LLC ("ACH"). On June 1, 2011, ACH completed the legal sale of its blow-molded fuel tank business located at its Milan plant to Inergy Automotive Systems. As a result of the terms of the arrangement, the value of the property remains on our balance sheet and is being amortized over the term of the new supply agreement with Inergy Automotive.

Volvo. On August 2, 2010, we completed the sale of Volvo and related assets to Zhejiang Geely Holding Group Company Limited ("Geely"). As agreed, Volvo retained or acquired certain assets used by Volvo, consisting principally of licenses to use certain intellectual property. During the first quarter of 2011, the final true-up of the purchase price was adjusted upward by $9 million, lowering our pre-tax loss on the sale to $14 million reported in Automotive interest income and other non-operating income/(expense), net.

As part of the agreement between Ford and Geely, we continue to supply Volvo with various vehicle components. Due to our continued involvement with Volvo after separation, we did not classify Volvo as a discontinued operation.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  HELD-FOR-SALE OPERATIONS, DISPOSITIONS, AND ACQUISITIONS (Continued)

Progress Ford Sales Limited ("PFS"). In 2009, PFS was liquidated. As a result, we recognized in Automotive cost of sales a $281 million foreign exchange translation loss previously deferred in Accumulated other comprehensive income/(loss).

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

Acquisitions

CPF. On March 15, 2011, we acquired the remaining interest in CPF, formerly Tekfor Cologne GmbH. CPF was a 50/50 joint venture with Neumayer Tekfor GmbH which previously was consolidated as a VIE. For additional discussion on the CPF acquisition, see Note 13.

ACSA. In 2008, we acquired 72.4% of the shares of ACSA, a Romanian carmaker located in Craiova, from Romania's Authority for State Assets Recovery ("AVAS"). During 2010 we completed the acquisition of the remaining minority interest, and now own 100% of ACSA.

We manage the day-to-day operations at ACSA and its subsidiary, Ford Romania S.A. However, as a result of the contractual commitments in the sale and purchase agreement, the Romanian government maintains the ability to influence certain key decisions regarding the business until March 2012. For example, during this period the Romanian government has the ability to influence the following:

•	Implementation of the business plan, including investment and strategic decisions to achieve minimum vehicle production levels;

•	The minimum level of full-time employees used in automobile production;

•	Capital expenditure and investment levels, including environmental protection improvements; and

•	Completion of restructuring plans requiring us to return non-core assets to the Romanian government.

We have been in discussions with the Romanian government to renegotiate some of the terms of the agreement, including an extension of the agreement to January 2013. We anticipate that we will consolidate the operations upon the cessation of control and participation in the operations by AVAS.

Financial Services Sector

Held-for-Sale Operations

Held-for-Sale Finance Receivables. During the third quarter of 2009, Ford Credit classified $911 million of Ford Credit Australia finance receivables as held for sale that it no longer had the intent to hold for the foreseeable future or until maturity or payoff. We recorded a valuation allowance of $52 million in Financial Services other income/(loss), net related to these assets. The receivables were sold on October 1, 2009.
Dispositions
Asia Pacific Markets. In 2011, Ford Credit recorded foreign currency translation adjustments of $60 million (including $72 million recorded in the fourth quarter of 2011), related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. These adjustments decreased Accumulated other comprehensive income (foreign currency translation) and increased pre-tax income, which was recorded to Financial Services other income/loss, net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  CAPITAL STOCK AND AMOUNTS PER SHARE

Capital Stock.  All general voting power is vested in the holders of Common Stock and Class B Stock. Holders of our Common Stock have 60% of the general voting power and holders of our Class B Stock are entitled to such number of votes per share as will give them the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends when and as paid, with stock dividends payable in shares of stock of the class held. Our ability to pay dividends (other than dividends payable in stock) is subject to certain limits under the terms of our Credit Agreement, which is discussed in more detail in Note 18.

If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  EPS is computed independently each quarter for income from continuing operations, income/(loss) from discontinued operations, and net income; as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net earnings.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS, on the other hand, reflects the maximum potential dilution that could occur if all our equity-linked securities and other share-based compensation, including stock options, warrants, and rights under our convertible notes, were exercised.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Convertible Securities

As discussed in Note 18, 2016 Convertible Notes with a principal amount of $883 million and 2036 Convertible Notes with a principal amount of $25 million were each outstanding at December 31, 2011.

Subject to certain limitations relating to the price of our Common Stock, at the option of the holder, each 2016 Convertible Note is convertible on or before November 16, 2016, into shares of Common Stock at a rate of 107.5269 shares per $1,000 principal amount of 2016 Convertible Note (equivalent to a conversion price of $9.30 per share).  Conversion of all remaining shares of 2016 Convertible Notes would result in the issuance of about 95 million shares of our Common Stock.

At the option of the holder, each 2036 Convertible Note is convertible on or before December 15, 2036, into shares of Ford Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share).  Conversion of all remaining shares of 2036 Convertible Notes would result in the issuance of about 2.7 million shares of our Common Stock.

Warrants

In conjunction with the transfer of assets to the UAW VEBA Trust on December 31, 2009, we issued warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share. On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us. In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock. We received no proceeds from the offering. All warrants are fully exercisable and expire January 1, 2013. The net dilutive effect for warrants, shown below, includes approximately 111 million dilutive shares for 2011, representing the net share settlement methodology for the 362 million warrants outstanding as of
December 31, 2011.

Dividend Reinstatement

On December 8, 2011, our Board of Directors declared a dividend on our Common and Class B Stock of $0.05 per share payable on March 1, 2012, to stockholders of record on January 31, 2012. Accordingly, we recorded a reduction to retained earnings of $190 million in the fourth quarter of 2011.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Dividends will affect our diluted earnings per share calculation because they likely will cause an adjustment to the conversion and exercise prices of our outstanding convertible debt securities and warrants described above. Pursuant to the terms of these securities, the conversion and exercise prices will be adjusted (i) when dividends on our Common and Class B stock are paid in a sufficient amount so as to trigger a 1 percent or greater change in the conversion and/or exercise prices or (ii) on the anniversary date of issuance of those securities -- November 9, 2012 for the 2016 Convertible Notes, December 15, 2012 for the 2036 Convertible Notes, and December 11, 2012 for the warrants, whichever occurs first. At that time we will adjust the exercise price in the calculation of the additional dilutive shares for our convertible debt and for warrants.

Other Transactions Related to Capital Stock

On May 18, 2009, we issued 345 million shares of Ford Common Stock pursuant to a public offering at a price of $4.75 per share, resulting in total gross proceeds of $1.6 billion.

As discussed in Note 18, we issued shares of Ford Common Stock from time to time pursuant to an equity distribution agreement and used the proceeds to purchase outstanding Ford Credit debt securities maturing prior to 2012. In the third quarter of 2009, we issued 71,587,743 shares of Ford Common Stock resulting in proceeds of $565 million.

On December 4, 2009, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we offered and sold shares of Ford Common Stock from time to time. Sales under this agreement were completed in September 2010. Under this agreement we issued 85.8 million shares of Common Stock for an aggregate price of $1 billion, with 75.9 million shares of Common Stock for an aggregate price of $903 million issued in 2010.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2011	2010	2009
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$20,213	$6,561	$2,712
Effect of dilutive 2016 Convertible Notes (a)	64	173	27
Effect of dilutive 2036 Convertible Notes (a)	2	37	119
Effect of dilutive Trust Preferred Securities (a) (b) (c)	40	182	—
Diluted income/(loss) from continuing operations	$20,319	$6,953	$2,858

Basic and Diluted Shares
Average shares outstanding	3,793	3,449	2,992
Restricted and uncommitted-ESOP shares	—	—	(1)
Basic shares	3,793	3,449	2,991
Net dilutive options and warrants	187	217	87
Dilutive 2016 Convertible Notes	95	291	45
Dilutive 2036 Convertible Notes	3	58	189
Dilutive Trust Preferred Securities (b) (c)	33	163	—
Diluted shares	4,111	4,178	3,312
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
On March 15, 2011, the Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed and, as a result, for purposes of dilution effect, the full year average shares outstanding will reflect the Common Stock underlying the Trust Preferred Securities only through March 15.

(c)	Not included in the calculation of diluted earnings per share due to their antidilutive effect are 162 million shares for 2009 and the related income effect for Trust Preferred Securities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk. We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, or Financial Services other income/(loss), net depending on the sector and underlying exposure. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash (used in)/provided by investing activities in our statements of cash flows.

Cash Flow Hedges. Our Automotive sector has designated certain forward contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange risk.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. The ineffective portion is reported in Automotive cost of sales. Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales. If it becomes probable that the originally-forecasted transaction will not occur, the related amount also is reclassified from Accumulated other comprehensive income/(loss) and recognized in earnings. Our cash flow hedges mature in two years or less.

Fair Value Hedges. Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the derivative and the change in the value of the hedged debt that is attributable to the changes in the benchmark interest rate.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For our Financial Services sector, net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals on fair value hedges in Interest expense, with the exception of foreign currency revaluation on accrued interest, which is reported in Selling, administrative, and other expenses. Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net. Gains and losses on foreign exchange and cross-currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Net Investment Hedges. We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The effective portion of changes in the value of designated instruments is included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated. When the investment is sold or liquidated, the hedge gains and losses previously reported in Accumulated other comprehensive income/(loss) are recognized in Automotive interest income and other non-operating income/(expense), net as part of the gain or loss on sale. Presently, we have had no derivative instruments in an active net investment hedging relationship. We have elected the spot to spot method.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI") to income and/or recognized directly in income (in millions):

	2011				2010			2009
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income		Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$(100)	$119	(a)	$(3)	$(7)	$17	$—	$(86)	$37	(b)	$(1)
Commodity contracts	—	—		—	—	—	—	—	4		—
Total	$(100)	$119		$(3)	$(7)	$17	$—	$(86)	$41		$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts - operating exposures				$20			$(183)				$(120)
Foreign currency exchange contracts - investment portfolios				—			—				(11)
Commodity contracts				(423)			68				(4)
Other – warrants				(1)			2				(12)
Total				$(404)			$(113)				$(147)

Financial Services Sector
Fair value hedges:
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness				$217			$225				$164
Ineffectiveness (c)				(30)			(6)				(13)
Total				$187			$219				$151
Derivatives not designated as hedging instruments:
Interest rate contracts				$(5)			$38				$(63)
Foreign currency exchange contracts				(48)			(88)				(268)
Cross-currency interest rate swap contracts				(3)			(1)				12
Other (d)				65			—				—
Total				$9			$(51)				$(319)
 __________

(a)	Includes $3 million loss reclassified from AOCI to income in fourth quarter 2011 attributable to transactions no longer probable to occur, related to Ford of Thailand.

(b)	Includes $4 million gain reclassified from AOCI to income in first quarter 2009 attributable to transactions no longer probable to occur, primarily related to Volvo.

(c)
For 2011, 2010 and 2009, hedge ineffectiveness reflects change in fair value on derivatives of $433 million gain, $117 million gain, and $46 million loss, respectively, and change in fair value on hedged debt of $463 million loss, $123 million loss, and $33 million gain, respectively.

(d)	Reflects gains/(losses) for derivative features included in the FUEL notes (see Note 4).

In 2010, a net gain of $7 million of foreign currency translation on net investment hedges was transferred from Accumulated other comprehensive income/(loss) to earnings due to the sale of investments in foreign affiliates.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Accumulated Other Comprehensive Income/(Loss) Activity

The following table summarizes activity on a pre-tax basis in Accumulated other comprehensive income/(loss) related to designated cash flow hedges for the years ended December 31 (in millions):

	2011	2010	2009
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$(22)	$2	$129
Increase/(Decrease) in fair value of derivatives	(100)	(7)	(86)
Gains reclassified from Accumulated other comprehensive income/(loss)	(119)	(17)	(41)
End of year: net unrealized gain/(loss) on derivative financial instruments	$(241)	$(22)	$2

We expect to reclassify existing net losses of $158 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

Balance Sheet Effect of Derivative Instruments

The following tables summarize the notional amount and estimated fair value of our derivative financial instruments at December 31 (in millions):

	2011
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$14,535	$120	$368

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	5,692	92	80
Commodity contracts	2,396	2	372
Other – warrants	12	4	—
Total derivatives not designated as hedging instruments	8,100	98	452
Total Automotive sector derivative instruments	$22,635	$218	$820

Financial Services Sector
Fair value hedges:
Interest rate contracts	$7,786	$526	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	70,639	670	237
Foreign currency exchange contracts	3,582	30	50
Cross-currency interest rate swap contracts	987	12	12
Other (a)	2,500	137	—
Total derivatives not designated as hedging instruments	77,708	849	299
Total Financial Services sector derivative instruments	$85,494	$1,375	$299
 __________

(a)	Represents derivative features included in the FUEL notes (see Note 4).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	2010
	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges:
Foreign currency exchange contracts	$1,324	$8	$15

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	6,100	50	78
Commodity contracts	846	69	6
Other – warrants	12	5	—
Total derivatives not designated as hedging instruments	6,958	124	84
Total Automotive sector derivative instruments	$8,282	$132	$99

Financial Services Sector
Fair value hedges:
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments:
Interest rate contracts	52,999	709	322
Foreign currency exchange contracts	3,835	24	73
Cross-currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	58,306	758	584
Total Financial Services sector derivative instruments	$67,132	$1,261	$591

On our consolidated balance sheet, derivative assets are reported in Other assets for Automotive and Financial Services sectors, and derivative liabilities are reported in Payables for our Automotive sector and in Accrued liabilities and deferred revenue for our Financial Services sector.

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. Notional amounts are presented on a gross basis with no netting of offsetting exposure positions. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity volumes and prices.

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions on December 31, 2011 was $1.6 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at December 31, 2011 and 2010, our adjustment reduced derivative assets by $3 million and less than $1 million, respectively, and reduced derivative liabilities by $10 million and less than $1 million, respectively. For our Financial Services sector, at December 31, 2011 and 2010, our adjustment reduced derivative assets by $54 million and $10 million, respectively, and reduced derivative liabilities by $7 million and $4 million, respectively. See Note 4 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. We posted $70 million and $11 million as of December 31, 2011 and December 31, 2010, respectively, which is reported in Other assets on our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  OPERATING CASH FLOWS

The reconciliation of Net income/(loss) attributable to Ford Motor Company to Net cash (used in)/provided by operating activities for the years ended December 31 was as follows (in millions):

	2011
	Automotive	Financial Services	Total (a)
Net income/(loss) attributable to Ford Motor Company	$18,447	$1,766	$20,213
Depreciation and special tools amortization	3,533	1,843	5,376
Other amortization	80	(1,200)	(1,120)
Provision for credit and insurance losses	—	(33)	(33)
Net (gain)/loss on extinguishment of debt	60	68	128
Net (gain)/loss on investment securities	76	6	82
Net losses/(earnings) from equity investments in excess of dividends received	(169)	—	(169)
Foreign currency adjustments	(35)	(2)	(37)
Net (gain)/loss on sale of businesses	(410)	(11)	(421)
Stock compensation	163	8	171
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(11,566)	495	(11,071)
Decrease/(Increase) in intersector receivables/payables	642	(642)	—
Decrease/(Increase) in accounts receivable and other assets	(1,649)	722	(927)
Decrease/(Increase) in inventory	(367)	—	(367)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(230)	(450)	(680)
Other	793	(165)	628
Net cash (used in)/provided by operating activities	$9,368	$2,405	$11,773

	2010
	Automotive	Financial Services	Total (a)
Net income/(loss) attributable to Ford Motor Company	$4,690	$1,871	$6,561
Depreciation and special tools amortization	3,876	2,024	5,900
Other amortization	703	(1,019)	(316)
Provision for credit and insurance losses	—	(216)	(216)
Net (gain)/loss on extinguishment of debt	844	139	983
Net (gain)/loss on investment securities	(102)	19	(83)
Net (gain)/loss on pension and OPEB curtailment	(29)	—	(29)
Net losses/(earnings) from equity investments in excess of dividends received	(198)	—	(198)
Foreign currency adjustments	(347)	(1)	(348)
Net (gain)/loss on sale of businesses	23	(5)	18
Stock option expense	32	2	34
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	300	(266)	34
Decrease/(Increase) in intersector receivables/payables	321	(321)	—
Decrease/(Increase) in accounts receivable and other assets	(918)	1,683	765
Decrease/(Increase) in inventory	(903)	—	(903)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,179)	475	(704)
Other	(750)	(587)	(1,337)
Net cash (used in)/provided by operating activities	$6,363	$3,798	$10,161
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash (used in)/provided by operating activities to the consolidated net cash (used in)/provided by operating activities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  OPERATING CASH FLOWS (Continued)

	2009
	Automotive	Financial Services	Total (a)
Net income/(loss) attributable to Ford Motor Company	$1,563	$1,154	$2,717
(Income)/Loss of discontinued operations	(3)	(2)	(5)
Depreciation and special tools amortization	3,743	3,924	7,667
Other amortization	174	(1,261)	(1,087)
Impairment charges	157	154	311
Held-for-sale impairment	650	—	650
Provision for credit and insurance losses	—	1,030	1,030
Net (gain)/loss on extinguishment of debt	(4,666)	(71)	(4,737)
Net (gain)/loss on investment securities	(385)	(25)	(410)
Net (gain)/loss on pension and OPEB curtailment	(4)	—	(4)
Net (gain)/loss on settlement of U.S. hourly retiree health care obligation	248	—	248
Net losses/(earnings) from equity investments in excess of dividends received	(38)	(7)	(45)
Foreign currency adjustments	415	(323)	92
Net (gain)/loss on sale of businesses	29	4	33
Stock option expense	27	2	29
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	590	(1,336)	(746)
Decrease/(Increase) in intersector receivables/payables	(598)	598	—
Decrease/(Increase) in equity method investments	74	—	74
Decrease/(Increase) in accounts receivable and other assets	407	2,205	2,612
Decrease/(Increase) in inventory	2,201	—	2,201
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,838)	(994)	(2,832)
Other	128	753	881
Net cash (used in)/provided by operating activities	$2,874	$5,805	$8,679
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash (used in)/provided by operating activities to the consolidated net cash (used in)/provided by operating activities.

Cash paid/(received) for interest and income taxes for continuing operations for the years ended December 31 was as follows (in millions):

	2011	2010	2009
Interest
Automotive sector	$1,059	$1,336	$1,302
Financial Services sector	3,348	4,018	5,572
Total interest paid	$4,407	$5,354	$6,874
Income taxes	$268	$73	$(764)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Automotive Sector

In 2010, we changed the reporting structure of our Automotive sector to separately disclose the following four segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, and 4) Ford Asia Pacific Africa.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.  Automotive sector prior period information includes Volvo.

Ford North America segment includes primarily the sale of Ford, Lincoln, and Mercury brand vehicles and related service parts and accessories in North America (the United States, Canada and Mexico).

Ford South America segment includes primarily the sale of Ford-brand vehicles and related service parts and accessories in South America.

Ford Europe segment, including all parts of Turkey and Russia, includes primarily the sale of Ford-brand vehicles and related service parts and accessories in Europe.

Ford Asia Pacific Africa segment includes primarily the sale of Ford-brand vehicles and related service parts and accessories in the Asia Pacific region and South Africa.

Revenue from certain vehicles (specifically, Ford brand vehicles produced and distributed by our unconsolidated affiliates, including our unconsolidated joint venture FordSollers that began operations in the fourth quarter of 2011, as well as by our Chinese unconsolidated affiliate Jiangling Motors Corporation (JMC) brand vehicles) is not included in our revenue.

Prior to the sale of the brand, the Volvo segment included primarily the sale of Volvo-brand vehicles and related service parts throughout the world (including in North America, South America, Europe, Asia Pacific, and Africa), which were reported as operating results through 2009.  In August 2010 we completed the sale of Volvo.  Results for Volvo are reported as special items in 2010 and as segment operating results in 2009.

The Other Automotive component of the Automotive sector consists primarily of centrally-managed net interest expense and related fair market value adjustments.

Transactions among Automotive segments generally are presented on a "where-sold," absolute-cost basis, which reflects the profit/(loss) on the sale within the segment making the ultimate sale to an external entity.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.  Beginning with the first quarter of 2008 and until their sale in August 2010, income/(loss) before income taxes on vehicle component sales by Volvo to other segments and by the Ford-brand segments to Volvo were reflected in the results for the segment making the vehicle component sale.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  SEGMENT INFORMATION (Continued)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  SEGMENT INFORMATION (Continued)

(In millions)	Automotive Sector
	Operating Segments					Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Volvo	Other Automotive	Special Items	Total
2011
Revenues
External customer	$75,022	$10,976	$33,758	$8,412	$—	$—	$—	$128,168
Intersegment	244	—	836	—	—	—	—	1,080
Income
Income/(Loss) before income taxes	6,191	861	(27)	(92)	—	(601)	(82)	6,250
Other disclosures:
Depreciation and special tools amortization	1,769	265	1,225	274	—	—	—	3,533
Amortization of intangibles	9	2	—	1	—	—	—	12
Interest expense	—	—	—	—	—	817	—	817
Interest income	60	—	—	—	—	327	—	387
Cash outflow for capital expenditures	2,164	581	1,034	493	—	—	—	4,272
Unconsolidated affiliates
Equity in net income/(loss)	179	—	61	239	—	—	—	479
Total assets at year-end	46,038	6,878	19,737	6,133	—	—	—	78,786	(a)

2010
Revenues
External customer	$64,428	$9,905	$29,486	$7,381	$—	$—	$8,080	$119,280
Intersegment	674	—	732	—	—	—	13	1,419
Income
Income/(Loss) before income taxes	5,409	1,010	182	189	—	(1,493)	(1,151)	4,146
Other disclosures:
Depreciation and special tools amortization	2,058	247	1,199	262	—	—	110	3,876
Amortization of intangibles	9	77	—	1	—	—	10	97
Interest expense	—	—	—	—	—	1,807	—	1,807
Interest income	47	—	—	—	—	215	—	262
Cash outflow for capital expenditures	2,127	364	971	467	—	—	137	4,066
Unconsolidated affiliates
Equity in net income/(loss)	155	—	128	242	—	—	1	526
Total assets at year-end	29,955	6,623	22,260	5,768	—	—	—	64,606	(a)

2009
Revenues
External customer	$49,713	$7,947	$28,304	$5,548	$12,356	$—	$—	$103,868
Intersegment	347	—	608	—	48	—	—	1,003
Income
Income/(Loss) before income taxes	(639)	765	(144)	(86)	(662)	(1,091)	2,642	785
Other disclosures:
Depreciation and special tools amortization	2,033	187	1,153	229	141	—	—	3,743
Amortization of intangibles	10	68	—	1	7	—	—	86
Interest expense	—	—	—	—	—	1,477	—	1,477
Interest income	55	—	—	—	—	150	—	205
Cash outflow for capital expenditures	2,374	300	742	215	412	—	—	4,043
Unconsolidated affiliates
Equity in net income/(loss)	91	—	30	164	45	—	—	330
Total assets at year-end (b)								79,118	(a)
__________

(a)	As reported on our sector balance sheet.

(b)	Total assets by operating segment not available.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  SEGMENT INFORMATION (Continued)

	Financial Services Sector						Total Company
	Operating Segments		Reconciling Items
	Ford Credit	Other Financial Services	Special Items	Elims	Total		Elims (a)	Total
2011
Revenues
External customer	$7,764	$332	$—	$—	$8,096		$—	$136,264
Intersegment	557	5	—	—	562		(1,642)	—
Income
Income/(Loss) before income taxes	2,404	27	—	—	2,431		—	8,681
Other disclosures:
Depreciation and special tools amortization	1,813	30	—	—	1,843		—	5,376
Amortization of intangibles	—	—	—	—	—		—	12
Interest expense	3,507	107	—	—	3,614		—	4,431
Interest income (b)	83	1	—	—	84		—	471
Cash outflow for capital expenditures	15	6	—	—	21		—	4,293
Unconsolidated affiliates
Equity in net income/(loss)	21	—	—	—	21		—	500
Total assets at year-end	100,242	8,634	—	(7,302)	101,574	(c)	(2,012)	178,348

2010
Revenues
External customer	$9,357	$317	$—	$—	$9,674		$—	$128,954
Intersegment	469	10	—	—	479		(1,898)	—
Income
Income/(Loss) before income taxes	3,054	(51)	—	—	3,003		—	7,149
Other disclosures:
Depreciation and special tools amortization	1,989	35	—	—	2,024		—	5,900
Amortization of intangibles	—	—	—	—	—		—	97
Interest expense	4,222	123	—	—	4,345		—	6,152
Interest income (b)	86	—	—	—	86		—	348
Cash outflow for capital expenditures	13	13	—	—	26		—	4,092
Unconsolidated affiliates
Equity in net income/(loss)	12	—	—	—	12		—	538
Total assets at year-end	101,696	8,708	—	(7,134)	103,270	(c)	(3,189)	164,687

2009
Revenues
External customer	$12,079	$336	$—	$—	$12,415		$—	$116,283
Intersegment	462	15	—	—	477		(1,480)	—
Income
Income/(Loss) before income taxes	2,001	(106)	(81)	—	1,814		—	2,599
Other disclosures:
Depreciation and special tools amortization	3,903	34	—	—	3,937		—	7,680
Amortization of intangibles	—	—	—	—	—		—	86
Interest expense	5,162	151	—	—	5,313		—	6,790
Interest income (b)	107	—	—	—	107		—	312
Cash outflow for capital expenditures	11	5	—	—	16		—	4,059
Unconsolidated affiliates
Equity in net income/(loss)	1	(4)	(132)	—	(135)		—	195
Total assets at year-end	117,344	8,727	—	(6,959)	119,112	(c)	(6,190)	192,040
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

(b)
Interest income reflected on this line for Financial Services sector is non-financing related. Interest income in the normal course of business for Financial Services sector is reported in Financial Services revenues.

(c)	As reported on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  GEOGRAPHIC INFORMATION

The following table includes information for both Automotive and Financial Services sectors for the years ended December 31 (in millions):

	2011		2010		2009
	Net Sales and Revenues	Long-Lived Assets (a)	Net Sales and Revenues	Long-Lived Assets (a)	Net Sales and Revenues	Long-Lived Assets (a)
North America
United States	$71,165	$19,311	$63,318	$17,423	$53,595	$20,390
Canada	9,525	2,525	9,351	3,456	7,974	4,717
Mexico/Other	1,436	1,420	1,537	1,411	1,335	1,322
Total North America	82,126	23,256	74,206	22,290	62,904	26,429

Europe
United Kingdom	9,486	1,721	9,172	1,817	8,661	2,081
Germany	8,717	3,060	7,139	3,395	8,161	3,180
Italy	3,038	3	3,656	3	4,529	4
France	2,806	102	2,754	105	3,081	307
Spain	2,189	1,185	2,235	1,211	2,174	1,256
Russia	1,913	—	2,041	228	1,573	240
Belgium	1,288	735	1,539	964	1,484	1,187
Other	5,843	28	8,238	33	8,934	53
Total Europe	35,280	6,834	36,774	7,756	38,597	8,308

All Other	18,858	3,763	17,974	3,526	14,782	2,962
Total Company	$136,264	$33,853	$128,954	$33,572	$116,283	$37,699
__________

(a)	Includes Net property from our consolidated balance sheet and Financial Services Net investment in operating leases from the sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2011				2010
Automotive Sector	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$31,038	$33,476	$31,043	$32,611	$28,894	$32,564	$27,592	$30,230
Operating income/(loss)	2,119	1,878	1,224	542	1,535	2,312	1,334	608
Income/(Loss) before income taxes	2,070	2,004	1,241	935	1,320	1,972	1,126	(272)
Financial Services Sector
Revenues	2,076	2,051	2,004	1,965	2,672	2,503	2,301	2,198
Income/(Loss) before income taxes	706	602	605	518	815	875	761	552

Total Company
Income/(Loss) before income taxes	2,776	2,606	1,846	1,453	2,135	2,847	1,887	280

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Income/(Loss) from continuing operations before cumulative effects of changes in accounting principles	2,551	2,398	1,649	13,615	2,085	2,599	1,687	190
Net income/(loss)	2,551	2,398	1,649	13,615	2,085	2,599	1,687	190

Common and Class B per share from income/(loss) from continuing operations before cumulative effects of changes in accounting principles
Basic	0.68	0.63	0.43	3.58	0.62	0.76	0.49	0.05
Diluted	0.61	0.59	0.41	3.40	0.50	0.61	0.43	0.05

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

The pre-tax income of $1.5 billion in the fourth quarter of 2011 includes a $401 million gain related to the sale of our Russian operations to the newly-created FordSollers joint venture, which began operations on October 1, 2011.

The net income/(loss) attributable to Ford Motor Company of $13.6 billion in the fourth quarter of 2011 includes a $12.4 billion favorable item, reflecting the release of almost all of the valuation allowance against our net deferred tax assets.

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

Guarantees

At December 31, 2011 and 2010, the following guarantees and indemnifications were issued and outstanding:

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

	2011	2010
Maximum potential payments	$444	$500
Carrying value of recorded liabilities related to guarantees	31	43

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

Litigation and Claims

Various legal actions, proceedings and claims (generally, "matters") are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions and fuel economy or other matters; government incentives; tax matters; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these matters is difficult to estimate. Many matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum. To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 30.  COMMITMENTS AND CONTINGENCIES (Continued)

In evaluating for accrual and disclosure purposes matters filed against us, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For the majority of matters, which generally arise out of alleged defects in our products, we establish an accrual based on our extensive historical experience with similar matters, and we do not believe that there is a reasonably possible outcome materially in excess of our accrual.

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., "non-pattern matters"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of material loss in excess of any accrual. Our current estimate of this reasonably possible loss in excess of our accruals for all material matters currently includes items of the following nature: (i) a civil matter in which we are appealing an adverse judgment, and (ii) non-U.S. indirect tax matters. We currently estimate the aggregate risk of this reasonably possible loss in excess of our accruals for all material matters to be a range of up to about $3.4 billion. Our estimate includes matters in which an adverse judgment has been entered against the Company that we believe is unlikely to be upheld on appeal.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and product recalls on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue were as follows (in millions):

	2011	2010
Beginning balance	$3,855	$4,204
Payments made during the period	(2,799)	(2,475)
Changes in accrual related to warranties issued during the period	2,215	1,801
Changes in accrual related to pre-existing warranties	690	387
Foreign currency translation and other	(46)	(62)
Ending balance	$3,915	$3,855

Excluded from the table above are costs accrued for customer satisfaction actions.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2011
Allowances deducted from assets
Credit losses	$984	$(115)		$299	(a)	$570
Doubtful receivables	116	(69)		(63)	(c)	110
Inventories (primarily service part obsolescence)	245	4	(d)	—		249
Deferred tax assets	15,664	(14,119)	(e)	—		1,545
Total allowances deducted from assets	$17,009	$(14,299)		$236		$2,474

For the Year Ended December 31, 2010
Allowances deducted from assets
Credit losses	$1,757	$(211)		$562	(a)	$984
Doubtful receivables (b)	276	(98)		62	(c)	116
Inventories (primarily service part obsolescence) (b)	242	3	(d)	—		245
Deferred tax assets	17,396	194	(e)	1,926	(f)	15,664
Total allowances deducted from assets	$19,671	$(112)		$2,550		$17,009

For the Year Ended December 31, 2009
Allowances deducted from assets
Credit losses	$1,713	$1,172		$1,128	(a)	$1,757
Doubtful receivables (b)	142	93		(41)	(c)	276
Inventories (primarily service part obsolescence) (b)	272	(30)	(d)	—		242
Deferred tax assets	17,268	128	(e)	—		17,396
Total allowances deducted from assets	$19,395	$1,363		$1,087		$19,671
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Excludes Volvo.

(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(d)	Net change in inventory allowances.

(e)
Includes $0, $572 million, and $1.1 billion in 2011, 2010, and 2009, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $(14.1) billion, $(378) million, and $(1) billion in 2011, 2010, and 2009, respectively, of valuation allowance for deferred tax assets through the statement of operations.

(f)	Deductions relate primarily to the disposition of Volvo.

FSS-1