Form 10-Q
period 2012-06-30
FORD MOTOR CO
filed 2012-08-03
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, Ford had outstanding 3,743,134,476 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

78

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2012 and 2011
(in millions, except per share amounts)

	Second Quarter		First Half
	2012	2011	2012	2011
	(unaudited)
Revenues
Automotive	$31,328	$33,476	$61,853	$64,514
Financial Services	1,883	2,051	3,803	4,127
Total revenues	33,211	35,527	65,656	68,641

Costs and expenses
Automotive cost of sales	27,769	29,253	54,623	56,029
Selling, administrative and other expenses	2,979	2,907	5,865	5,641
Interest expense	986	1,127	1,997	2,301
Financial Services provision for credit and insurance losses	(20)	21	(33)	(33)
Total costs and expenses	31,714	33,308	62,452	63,938

Automotive interest income and other non-operating income/(expense), net (Note 14)	(85)	199	67	239
Financial Services other income/(loss), net (Note 14)	82	53	166	138
Equity in net income/(loss) of affiliated companies	101	135	196	302
Income/(Loss) before income taxes	1,595	2,606	3,633	5,382
Provision for/(Benefit from) income taxes (Note 15)	557	206	1,197	426
Net income/(loss)	1,038	2,400	2,436	4,956
Less: Income/(Loss) attributable to noncontrolling interests	(2)	2	—	7
Net income/(loss) attributable to Ford Motor Company	$1,040	$2,398	$2,436	$4,949

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 17)
Basic income/(loss)	$0.27	$0.63	$0.64	$1.31
Diluted income/(loss)	$0.26	$0.59	$0.61	$1.20

Cash dividends declared	$—	$—	$0.05	$—

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2012 and 2011
(in millions)

	Second Quarter		First Half
	2012	2011	2012	2011
	(unaudited)
Net income/(loss)	$1,038	$2,400	$2,436	$4,956
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	(778)	248	(255)	836
Derivative instruments	(89)	17	(152)	134
Pension and other postretirement benefits	253	183	213	105
Total other comprehensive income/(loss), net of tax	(614)	448	(194)	1,075
Comprehensive income/(loss)	424	2,848	2,242	6,031
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	2	—	5
Comprehensive income/(loss) attributable to Ford Motor Company	$426	$2,846	$2,242	$6,026

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2012 and 2011
(in millions, except per share amounts)

	Second Quarter		First Half
	2012	2011	2012	2011
	(unaudited)
AUTOMOTIVE
Revenues	$31,328	$33,476	$61,853	$64,514
Costs and expenses
Cost of sales	27,769	29,253	54,623	56,029
Selling, administrative and other expenses	2,233	2,345	4,368	4,488
Total costs and expenses	30,002	31,598	58,991	60,517
Operating income/(loss)	1,326	1,878	2,862	3,997

Interest expense	188	202	373	453

Interest income and other non-operating income/(expense), net (Note 14)	(85)	199	67	239
Equity in net income/(loss) of affiliated companies	95	129	174	291
Income/(Loss) before income taxes — Automotive	1,148	2,004	2,730	4,074

FINANCIAL SERVICES
Revenues	1,883	2,051	3,803	4,127
Costs and expenses
Interest expense	798	925	1,624	1,848
Depreciation	599	378	1,199	808
Operating and other expenses	147	184	298	345
Provision for credit and insurance losses	(20)	21	(33)	(33)
Total costs and expenses	1,524	1,508	3,088	2,968

Other income/(loss), net (Note 14)	82	53	166	138
Equity in net income/(loss) of affiliated companies	6	6	22	11
Income/(Loss) before income taxes — Financial Services	447	602	903	1,308

TOTAL COMPANY
Income/(Loss) before income taxes	1,595	2,606	3,633	5,382
Provision for/(Benefit from) income taxes (Note 15)	557	206	1,197	426
Net income/(loss)	1,038	2,400	2,436	4,956
Less: Income/(Loss) attributable to noncontrolling interests	(2)	2	—	7
Net income/(loss) attributable to Ford Motor Company	$1,040	$2,398	$2,436	$4,949

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$15,101	$17,148
Marketable securities	20,499	18,618
Finance receivables, net (Note 5)	68,094	69,976
Other receivables, net	10,160	8,565
Net investment in operating leases	15,177	12,838
Inventories (Note 7)	7,289	5,901
Equity in net assets of affiliated companies	2,938	2,936
Net property	22,808	22,371
Deferred income taxes	14,064	15,125
Net intangible assets	95	100
Other assets	5,011	4,770
Total assets	$181,236	$178,348

LIABILITIES
Payables	$19,661	$17,724
Accrued liabilities and deferred revenue (Note 9)	44,004	45,369
Debt (Note 11)	99,897	99,488
Deferred income taxes	595	696
Total liabilities	164,157	163,277

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,764 million shares issued)	38	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,920	20,905
Retained earnings/(Accumulated deficit)	15,230	12,985
Accumulated other comprehensive income/(loss) (Note 13)	(18,928)	(18,734)
Treasury stock	(225)	(166)
Total equity/(deficit) attributable to Ford Motor Company	17,036	15,028
Equity/(Deficit) attributable to noncontrolling interests	43	43
Total equity/(deficit)	17,079	15,071
Total liabilities and equity	$181,236	$178,348

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,273	$3,402
Finance receivables, net	45,938	49,795
Net investment in operating leases	4,245	6,354
Other assets	10	157
LIABILITIES
Accrued liabilities and deferred revenue	108	97
Debt	36,996	41,421

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$7,180	$7,965
Marketable securities	16,613	14,984
Total cash and marketable securities	23,793	22,949
Receivables, less allowances of $126 and $126	4,750	4,219
Inventories (Note 7)	7,289	5,901
Deferred income taxes	2,085	1,791
Net investment in operating leases	1,882	1,356
Other current assets	1,029	1,053
Current receivable from Financial Services	678	878
Total current assets	41,506	38,147
Equity in net assets of affiliated companies	2,808	2,797
Net property	22,673	22,229
Deferred income taxes	12,829	13,932
Net intangible assets	95	100
Non-current receivable from Financial Services	—	32
Other assets	2,037	1,549
Total Automotive assets	81,948	78,786
Financial Services
Cash and cash equivalents	7,921	9,183
Marketable securities	3,886	3,835
Finance receivables, net (Note 5)	72,323	73,330
Net investment in operating leases	13,295	11,482
Equity in net assets of affiliated companies	130	139
Other assets	3,564	3,605
Total Financial Services assets	101,119	101,574
Intersector elimination	(678)	(1,112)
Total assets	$182,389	$179,248
LIABILITIES
Automotive
Trade payables	$15,820	$14,015
Other payables	2,748	2,734
Accrued liabilities and deferred revenue (Note 9)	15,211	15,003
Deferred income taxes	26	40
Debt payable within one year (Note 11)	1,297	1,033
Total current liabilities	35,102	32,825
Long-term debt (Note 11)	12,893	12,061
Other liabilities (Note 9)	25,320	26,910
Deferred income taxes	134	255
Total Automotive liabilities	73,449	72,051
Financial Services
Payables	1,093	975
Debt (Note 11)	85,707	86,595
Deferred income taxes	1,588	1,301
Other liabilities and deferred income (Note 9)	3,473	3,457
Payable to Automotive	678	910
Total Financial Services liabilities	92,539	93,238
Intersector elimination	(678)	(1,112)
Total liabilities	165,310	164,177
EQUITY
Capital stock
Common Stock, par value $.01 per share (3,764 million shares issued)	38	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,920	20,905
Retained earnings/(Accumulated deficit)	15,230	12,985
Accumulated other comprehensive income/(loss) (Note 13)	(18,928)	(18,734)
Treasury stock	(225)	(166)
Total equity/(deficit) attributable to Ford Motor Company	17,036	15,028
Equity/(Deficit) attributable to noncontrolling interests	43	43
Total equity/(deficit)	17,079	15,071
Total liabilities and equity	$182,389	$179,248

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2012 and 2011
(in millions)

	First Half
	2012	2011
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$5,979	$6,226

Cash flows from investing activities of continuing operations
Capital expenditures	(2,284)	(2,022)
Acquisitions of retail and other finance receivables and operating leases	(18,799)	(17,355)
Collections of retail and other finance receivables and operating leases	15,992	17,052
Purchases of securities	(36,837)	(41,761)
Sales and maturities of securities	34,911	46,680
Proceeds from sale of business	64	144
Settlements of derivatives	(348)	103
Other	(248)	(18)
Net cash provided by/(used in) investing activities	(7,549)	2,823

Cash flows from financing activities of continuing operations
Cash dividends	(381)	—
Purchases of Common Stock	(59)	—
Changes in short-term debt	(3,013)	662
Proceeds from issuance of other debt	20,157	18,513
Principal payments on other debt	(17,099)	(26,292)
Other	48	112
Net cash provided by/(used in) financing activities	(347)	(7,005)

Effect of exchange rate changes on cash and cash equivalents	(130)	632

Net increase/(decrease) in cash and cash equivalents	$(2,047)	$2,676

Cash and cash equivalents at January 1	$17,148	$14,805
Cash and cash equivalents of held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	(2,047)	2,676
Less: Cash and cash equivalents of held-for-sale operations at June 30	—	9
Cash and cash equivalents at June 30	$15,101	$17,472

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2012 and 2011
(in millions)

	First Half 2012		First Half 2011
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$2,656	$2,625	$5,744	$2,133

Cash flows from investing activities of continuing operations
Capital expenditures	(2,269)	(15)	(2,017)	(5)
Acquisitions of retail and other finance receivables and operating leases	—	(19,084)	—	(17,062)
Collections of retail and other finance receivables and operating leases	—	15,992	—	17,052
Net collections/(acquisitions) of wholesale receivables	—	983	—	(1,944)
Purchases of securities	(26,905)	(9,932)	(25,560)	(16,201)
Sales and maturities of securities	25,229	9,883	27,817	18,863
Settlements of derivatives	(345)	(3)	92	11
Proceeds from sale of business	54	10	135	9
Investing activity (to)/from Financial Services	541	—	1,859	—
Other	(153)	(95)	145	(163)
Net cash provided by/(used in) investing activities	(3,848)	(2,261)	2,471	560

Cash flows from financing activities of continuing operations
Cash dividends	(381)	—	—	—
Purchases of Common Stock	(59)	—	—	—
Changes in short-term debt	(40)	(2,973)	(241)	903
Proceeds from issuance of other debt	1,328	18,829	1,201	17,312
Principal payments on other debt	(360)	(16,940)	(6,136)	(20,156)
Financing activity to/(from) Automotive	—	(541)	—	(1,859)
Other	13	35	70	42
Net cash provided by/(used in) financing activities	501	(1,590)	(5,106)	(3,758)

Effect of exchange rate changes on cash and cash equivalents	(94)	(36)	421	211

Net increase/(decrease) in cash and cash equivalents	$(785)	$(1,262)	$3,530	$(854)

Cash and cash equivalents at January 1	$7,965	$9,183	$6,301	$8,504
Cash and cash equivalents of held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	(785)	(1,262)	3,530	(854)
Less: Cash and cash equivalents of held-for-sale operations at June 30	—	—	9	—
Cash and cash equivalents at June 30	$7,180	$7,921	$9,822	$7,650

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the Periods Ended June 30, 2012 and 2011
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income/(loss)	—	—	2,436	—	—	2,436	—	2,436
Other comprehensive income/(loss), net of tax	—	—	—	(194)	—	(194)	—	(194)
Common stock issued (including share- based compensation impacts)	1	15	—	—	—	16	—	16
Treasury stock/other	—	—	—	—	(59)	(59)	—	(59)
Cash dividends declared	—	—	(191)	—	—	(191)	—	(191)
Balance at June 30, 2012	$39	$20,920	$15,230	$(18,928)	$(225)	$17,036	$43	$17,079

Balance at December 31, 2010	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)
Net income/(loss)	—	—	4,949	—	—	4,949	7	4,956
Other comprehensive income/(loss), net of tax	—	—	—	1,077	—	1,077	(2)	1,075
Common stock issued (including share- based compensation impacts)	—	(35)	—	—	—	(35)	—	(35)
Treasury stock/other	—	(6)	—	—	(3)	(9)	5	(4)
Cash dividends declared	—	—	—	—	—	—	—	—
Balance at June 30, 2011	$38	$20,762	$(2,089)	$(13,236)	$(166)	$5,309	$41	$5,350

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

Adoption of New Accounting Standards

Fair Value Measurement. On January 1, 2012, we adopted the new accounting standard that requires us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. See Note 3 for further disclosure regarding our fair value measurements.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	June 30, 2012	December 31, 2011
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,085	$1,791
Automotive sector non-current deferred income tax assets	12,829	13,932
Financial Services sector deferred income tax assets (a)	303	302
Total	15,217	16,025
Reclassification for netting of deferred income taxes	(1,153)	(900)
Consolidated balance sheet presentation of deferred income tax assets	$14,064	$15,125

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$26	$40
Automotive sector non-current deferred income tax liabilities	134	255
Financial Services sector deferred income tax liabilities	1,588	1,301
Total	1,748	1,596
Reclassification for netting of deferred income taxes	(1,153)	(900)
Consolidated balance sheet presentation of deferred income tax liabilities	$595	$696
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended June 30 was as follows (in millions):

	First Half
	2012	2011
Automotive net cash provided by/(used in) operating activities	$2,656	$5,744
Financial Services net cash provided by/(used in) operating activities	2,625	2,133
Total sector net cash provided by/(used in) operating activities	5,281	7,877
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	983	(1,944)
Finance receivables (b)	(285)	293
Consolidated net cash provided by/(used in) operating activities	$5,979	$6,226

Automotive net cash provided by/(used in) investing activities	$(3,848)	$2,471
Financial Services net cash provided by/(used in) investing activities	(2,261)	560
Total sector net cash provided by/(used in) investing activities	(6,109)	3,031
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(983)	1,944
Finance receivables (b)	285	(293)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector	(201)	—
Elimination of investing activity to/(from) Financial Services in consolidation	(541)	(1,859)
Consolidated net cash provided by/(used in) investing activities	$(7,549)	$2,823

Automotive net cash provided by/(used in) financing activities	$501	$(5,106)
Financial Services net cash provided by/(used in) financing activities	(1,590)	(3,758)
Total sector net cash provided by/(used in) financing activities	(1,089)	(8,864)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector	201	—
Elimination of investing activity to/(from) Financial Services in consolidation	541	1,859
Consolidated net cash provided by/(used in) financing activities	$(347)	$(7,005)
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations

At June 30, 2012 and December 31, 2011, we had $460 million and $301 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $542 million and $331 million in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively. As a result of regulation of foreign currency exchange in Venezuela, the official exchange rate of 4.3 bolivars to the U.S. dollar is used to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. The Venezuelan government also controls securities transactions in the parallel exchange market. Our ability to obtain funds in the parallel exchange market has been limited. For any U.S. dollars that we obtain at a rate less favorable than the official rate, we realize a loss for the difference in the exchange rates at the time of the transaction. Based on our net monetary position at June 30, 2012, a devaluation equal to a 50% change in the official bolivar exchange rate would have resulted in a balance sheet translation loss of approximately $150 million. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay obligations denominated in U.S. dollars as well as our ability to benefit from those operations.

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board issued a new accounting standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The new accounting standard is effective for us as of January 1, 2013.

NOTE 3.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis such as when we have an asset impairment.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value and excluded from the tables below.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors to determine fair value. In certain cases, when market data are not available, we use broker quotes to determine fair value.

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

Ford Credit's two Ford Upgrade Exchange Linked securitization transactions ("FUEL Notes") had derivative features which included a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt received two investment grade credit ratings among Fitch, Moody's, and S&P, and a make-whole provision.  Ford Credit estimated the fair value of these features by comparing the market value of the FUEL Notes to the value of a hypothetical debt instrument without these features.

In the second quarter of 2012, Ford Credit received two investment grade credit ratings thereby triggering the mandatory exchange feature and the FUEL Notes derivatives were extinguished.

Finance Receivables. The fair value of finance receivables is measured for purposes of disclosure (see Note 5). We measure the fair value of finance receivables using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to a present value based on assumptions regarding credit losses, pre-payment speed, and our discount rate. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

Debt. We measure debt at fair value for purposes of disclosure (see Note 11) using quoted market prices for our own debt with approximately the same remaining maturities, where possible. Where market prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, our own credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt's fair value. For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	583	—	583	—	319	—	319
Non-U.S. government	—	74	—	74	—	168	—	168
Non-U.S. government agencies (a)	—	51	—	51	—	820	—	820
Corporate debt	—	9	—	9	—	2	—	2
Total cash equivalents – financial instruments (b)	—	717	—	717	—	1,309	—	1,309
Marketable securities (c)
U.S. government	3,915	—	—	3,915	2,960	—	—	2,960
U.S. government-sponsored enterprises	—	4,476	—	4,476	—	4,852	—	4,852
Non-U.S. government agencies (a)	—	4,529	—	4,529	—	4,558	—	4,558
Corporate debt	—	1,970	—	1,970	—	1,631	—	1,631
Mortgage-backed and other asset-backed	—	23	—	23	—	38	—	38
Equities	100	—	—	100	129	—	—	129
Non-U.S. government	—	1,571	—	1,571	—	598	—	598
Other liquid investments (d)	—	29	—	29	—	17	—	17
Total marketable securities	4,015	12,598	—	16,613	3,089	11,694	—	14,783
Derivative financial instruments
Foreign currency exchange contracts	—	128	—	128	—	198	14	212
Commodity contracts	—	3	—	3	—	1	1	2
Other – warrants	—	—	—	—	—	—	4	4
Total derivative financial instruments (e)	—	131	—	131	—	199	19	218
Total assets at fair value	$4,015	$13,446	$—	$17,461	$3,089	$13,202	$19	$16,310
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$575	$—	$575	$—	$442	$6	$448
Commodity contracts	—	257	78	335	—	289	83	372
Total derivative financial instruments (e)	—	832	78	910	—	731	89	820
Total liabilities at fair value	$—	$832	$78	$910	$—	$731	$89	$820
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.9 billion and $4.6 billion at June 30, 2012 and December 31, 2011, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.6 billion and $2.1 billion at June 30, 2012 and December 31, 2011, respectively.

(c)	Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $201 million at December 31, 2011.

(d)	Includes certificates of deposit and time deposits subject to changes in value.

(e)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$2	$—	$—	$2	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	75	—	75	—	75	—	75
Non-U.S. government	—	5	—	5	—	15	—	15
Non-U.S. government agencies (a)	—	1	—	1	—	150	—	150
Corporate debt	—	9	—	9	—	—	—	—
Total cash equivalents – financial instruments (b)	2	90	—	92	1	240	—	241
Marketable securities
U.S. government	770	—	—	770	619	—	—	619
U.S. government-sponsored enterprises	—	1,043	—	1,043	—	713	—	713
Non-U.S. government agencies (a)	—	577	—	577	—	778	—	778
Corporate debt	—	1,276	—	1,276	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	80	—	80	—	88	—	88
Non-U.S. government	—	123	—	123	—	444	—	444
Other liquid investments (c)	—	17	—	17	—	7	—	7
Total marketable securities	770	3,116	—	3,886	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,316	—	1,316	—	1,196	—	1,196
Foreign currency exchange contracts	—	15	—	15	—	30	—	30
Cross-currency interest rate swap contracts	—	5	—	5	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments (e)	—	1,336	—	1,336	—	1,238	137	1,375
Total assets at fair value	$772	$4,542	$—	$5,314	$620	$4,694	$137	$5,451
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$254	$—	$254	$—	$237	$—	$237
Foreign currency exchange contracts	—	13	—	13	—	50	—	50
Cross-currency interest rate swap contracts	—	32	—	32	—	12	—	12
Total derivative financial instruments (e)	—	299	—	299	—	299	—	299
Total liabilities at fair value	$—	$299	$—	$299	$—	$299	$—	$299
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.7 billion and $6 billion at June 30, 2012 and December 31, 2011, respectively, for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.1 billion and $3 billion at June 30, 2012 and December 31, 2011, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	Represents derivative features included in the FUEL Notes.

(e)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the periods ended June 30 (in millions):

	First Half
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$(70)	$(70)	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	(24)	(24)	—	(23)	(23)
Interest income and other non-operating income/(expense), net	—	(4)	(4)	(1)	1	—
Other comprehensive income/(loss) (a)	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(28)	(28)	(1)	(22)	(23)
Purchases, issues, sales, and settlements
Purchases	—	—	—	7	—	7
Issues	—	—	—	—	—	—
Sales	—	—	—	(1)	—	(1)
Settlements	—	30	30	—	(32)	(32)
Total purchases, issues, sales, and settlements	—	30	30	6	(32)	(26)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(10)	(10)	(1)	—	(1)
Ending balance	$—	$(78)	$(78)	$6	$(16)	$(10)
Unrealized gains/(losses) on instruments still held	$—	$(32)	$(32)	$—	$(20)	$(20)

Financial Services Sector
Beginning balance	$—	$137	$137	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(81)	(81)	—	(13)	(13)
Other comprehensive income/(loss) (a)	—	—	—	—	(2)	(2)
Interest income/(expense) (c)	—	—	—	—	26	26
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	11	11
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	103	103
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	176	181
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (f)	—	—	—	(1)	(3)	(4)
Ending balance	$—	$—	$—	$5	$95	$100
Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$80	$80
 _________

(a)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)	Represents transfers out due to the increase in availability of observable data as a result of greater market activity on long-duration foreign currency forwards.

(c)	Recorded in Interest expense.
(d) Represents derivative features included in the FUEL Notes.
(e) Reflects $56 million due to the extinguishment of the derivative features included in the FUEL Notes as a result of the mandatory exchange of the FUEL Notes to unsecured notes in the second quarter of 2012.
(f) Represents transfers out due to the increase in availability of observable data for $1 million of marketable securities as a result of greater market activity for these securities and $3 million due to shorter duration of derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the periods ended June 30, 2012 and December 31, 2011 that were still held on our balance sheet at those dates (in millions):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables	$—	$—	$60	$60	$—	$—	$70	$70
Dealer loans, net	—	—	2	2	—	—	6	6
Total North America	—	—	62	62	—	—	76	76
International
Retail receivables	—	—	27	27	—	—	39	39
Total International	—	—	27	27	—	—	39	39
Total Financial Services sector	$—	$—	$89	$89	$—	$—	$115	$115

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the periods ended June 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Second Quarter		First Half
	2012	2011	2012	2011
Financial Services Sector
North America
Retail receivables	$(7)	$(6)	$(15)	$(16)
Dealer loans, net	—	(1)	—	(1)
Total North America	(7)	(7)	(15)	(17)
International
Retail receivables	(5)	(5)	(10)	(10)
Total International	(5)	(5)	(10)	(10)
Total Financial Services sector	$(12)	$(12)	$(25)	$(27)

Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the period ended June 30, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	$(78)	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$(79) - $(77)

Financial Services Sector
Nonrecurring basis
Retail receivables
North America	$60	Income Approach	POD percentage	$48 - $60
International	$27	Income Approach	ARV percentage	$21 - $32
Dealer loans, net	$2	Income Approach	Estimated market value	$2 - $4

NOTE 4.  RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets on our balance sheet.

Our Automotive sector restricted cash balances primarily include cash collateral required to be held against loans from the European Investment Bank ("EIB"). Additionally, restricted cash includes various escrow agreements related to legal, insurance, customs, and environmental matters. Our Financial Services sector restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	June 30, 2012	December 31, 2011
Automotive sector	$250	$330
Financial Services sector	246	149
Total Company	$496	$479

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	June 30, 2012	December 31, 2011
Automotive sector (a)	$536	$355
Financial Services sector	72,323	73,330
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,765)	(3,709)
Finance receivables, net	$68,094	$69,976
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector notes receivable consist primarily of amounts loaned to Geely Sweden AB and FordSollers. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net were as follows (in millions):

	June 30, 2012	December 31, 2011
Notes receivable	$570	$384
Less: Allowance for credit losses	(34)	(29)
Notes receivable, net	$536	$355

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

Non-Consumer Segment. Receivables in this portfolio segment relate to products offered to automotive dealers.  The products include:

•	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing

•	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities

•	Other financing – receivables related to the sale of parts and accessories to dealers

At June 30, 2012 and December 31, 2011, the recorded investment in Ford Credit's finance receivables excluded $171 million and $180 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Finance receivables, net were as follows (in millions):

	June 30, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,414	$8,100	$46,514	$38,406	$8,400	$46,806
Less: Unearned interest supplements	(1,304)	(228)	(1,532)	(1,407)	(219)	(1,626)
Retail	37,110	7,872	44,982	36,999	8,181	45,180
Direct financing leases, gross	5	2,392	2,397	4	2,683	2,687
Less: Unearned interest supplements	—	(97)	(97)	—	(116)	(116)
Direct financing leases	5	2,295	2,300	4	2,567	2,571
Consumer finance receivables	$37,115	$10,167	$47,282	$37,003	$10,748	$47,751
Non-Consumer
Wholesale	$15,466	$7,316	$22,782	$15,413	$8,416	$23,829
Dealer loans	1,102	55	1,157	1,088	63	1,151
Other	1,071	415	1,486	723	377	1,100
Non-Consumer finance receivables	17,639	7,786	25,425	17,224	8,856	26,080
Total recorded investment	$54,754	$17,953	$72,707	$54,227	$19,604	$73,831

Recorded investment in finance receivables	$54,754	$17,953	$72,707	$54,227	$19,604	$73,831
Less: Allowance for credit losses	(287)	(97)	(384)	(388)	(113)	(501)
Finance receivables, net	$54,467	$17,856	$72,323	$53,839	$19,491	$73,330

Net finance receivables subject to fair value (a)			$70,023			$70,754
Fair value			71,713			72,294
__________

(a)
At June 30, 2012 and December 31, 2011, excludes $2.3 billion and $2.6 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 3 for additional information.

Included in the recorded investment in finance receivables at June 30, 2012 and December 31, 2011 were North America consumer receivables of $24.5 billion and $29.4 billion and non-consumer receivables of $14.2 billion and $14.2 billion, respectively, and International consumer receivables of $6.9 billion and $7.1 billion and non-consumer receivables of $5.3 billion and $5.6 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt and other obligations issued or arising in securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions (see Note 8).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of Ford Credit's finance receivables balances at June 30, 2012 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$638	$68	$19	$60	$785	$36,325	$37,110
Direct financing leases	—	—	—	—	—	5	5
Non-Consumer
Wholesale	—	—	—	1	1	15,465	15,466
Dealer loans	—	17	—	2	19	1,083	1,102
Other	—	—	—	—	—	1,071	1,071
Total North America recorded investment	638	85	19	63	805	53,949	54,754

International
Consumer
Retail	39	20	11	27	97	7,775	7,872
Direct financing leases	6	4	1	3	14	2,281	2,295
Non-Consumer
Wholesale	3	—	—	8	11	7,305	7,316
Dealer loans	—	—	—	1	1	54	55
Other	—	—	—	1	1	414	415
Total International recorded investment	48	24	12	40	124	17,829	17,953
Total recorded investment	$686	$109	$31	$103	$929	$71,778	$72,707

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

Credit quality ratings for Ford Credit's consumer receivables are categorized as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of Ford Credit's consumer receivables portfolio was as follows (in millions):

	June 30, 2012		December 31, 2011
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,963	$5	$36,839	$4
Special Mention	87	—	90	—
Substandard	60	—	70	—
Total North America recorded investment	37,110	5	36,999	4

International
Pass	7,814	2,287	8,107	2,559
Special Mention	31	5	34	5
Substandard	27	3	40	3
Total International recorded investment	7,872	2,295	8,181	2,567
Total recorded investment	$44,982	$2,300	$45,180	$2,571

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

	June 30, 2012		December 31, 2011
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,868	$891	$12,645	$861
Group II	2,299	153	2,489	165
Group III	280	45	273	58
Group IV	19	13	6	4
Total North America recorded investment	15,466	1,102	15,413	1,088

International
Group I	4,560	38	5,115	42
Group II	1,594	8	1,965	10
Group III	1,155	8	1,327	10
Group IV	7	1	9	1
Total International recorded investment	7,316	55	8,416	63
Total recorded investment	$22,782	$1,157	$23,829	$1,151

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

The recorded investment of Ford Credit's consumer receivables in non-accrual status was $343 million, or 0.7% of its consumer receivables, at June 30, 2012, and $402 million, or 0.9% of its consumer receivables, at December 31, 2011.

The recorded investment of Ford Credit's non-consumer receivables in non-accrual status was $45 million, or 0.2% of its non-consumer receivables, at June 30, 2012, and $27 million, or 0.1% of its non-consumer receivables, at
December 31, 2011.

Ford Credit's finance receivables greater than 90 days past due and still accruing interest included $15 million and $14 million of non-bankrupt consumer accounts at June 30, 2012 and December 31, 2011, respectively, and were de minimis for non-consumer loans at June 30, 2012 and December 31, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Consumer Impairment. Ford Credit's finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at June 30, 2012 and December 31, 2011 was $399 million, or 0.8% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at June 30, 2012 and December 31, 2011, was $81 million, or 0.3% of non-consumer receivables, and $64 million, or 0.2% of the non-consumer receivables, respectively.

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

Consumer receivable contracts may be modified to lower the customer's payment by extending the term of the contract or lowering the interest rate as a remedy to avoid or cure delinquency. Ford Credit does not grant concessions on the principal balance for re-written contracts. Contracts that are modified at an interest rate that is below the market rate are considered to be TDRs. In addition, consumer receivables modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs.

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $123 million, or 0.3% of Ford Credit's consumer receivables during the period ended June 30, 2012 and $207 million, or 0.4% during the period ended June 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent annualized default rate for consumer contracts was 5.9% of TDRs during the period ended June 30, 2012.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $17 million at June 30, 2012. Ford Credit did not have any reserves for TDRs at June 30, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Non-Consumer. Within Ford Credit's non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. Ford Credit does not grant concessions on the principal balance of dealer loans. Dealer loans modified as TDRs during the period ended June 30, 2012 were de minimis.

Dealer loans involved in TDRs are assessed for impairment and included in Ford Credit's allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs was de minimis.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

Following is an analysis of the allowance for credit losses for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Allowance for credit losses
Beginning balance	$34	$101	$29	$120
Charge-offs	—	—	—	—
Recoveries	—	(59)	(2)	(59)
Provision for credit losses	2	—	2	2
Other	(2)	15	5	(6)
Ending balance	$34	$57	$34	$57

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Financial Services Sector

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter 2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$424	$28	$452	$33	$485
Charge-offs	(67)	(3)	(70)	(11)	(81)
Recoveries	47	2	49	14	63
Provision for credit losses	(34)	(8)	(42)	(9)	(51)
Other (a)	(5)	—	(5)	(1)	(6)
Ending balance	$365	$19	$384	$26	$410

	First Half 2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$457	$44	$501	$40	$541
Charge-offs	(152)	(7)	(159)	(24)	(183)
Recoveries	94	7	101	28	129
Provision for credit losses	(32)	(26)	(58)	(17)	(75)
Other (a)	(2)	1	(1)	(1)	(2)
Ending balance	$365	$19	$384	$26	$410

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$348	$18	$366	$26	$392
Specific impairment allowance	17	1	18	—	18
Ending balance	$365	$19	$384	$26	$410

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$46,884	$25,344	$72,228	$13,321
Specifically evaluated for impairment	398	81	479	—
Recorded investment (b)	$47,282	$25,425	$72,707	$13,321

Ending balance, net of allowance for credit losses	$46,917	$25,406	$72,323	$13,295
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Analysis of ending balance of allowance for credit losses
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 27% and 17% of total inventories at June 30, 2012 and December 31, 2011, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories were as follows (in millions):

	June 30, 2012	December 31, 2011
Raw materials, work-in-process and supplies	$3,475	$2,847
Finished products	4,759	3,982
Total inventories under FIFO	8,234	6,829
Less: LIFO adjustment	(945)	(928)
Total inventories	$7,289	$5,901

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of June 30, 2012 or December 31, 2011. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically-significant activities of the joint venture.

Zeledyne, LLC ("Zeledyne") is a VIE (that is not a joint venture) of which we are not the primary beneficiary as of
June 30, 2012 or December 31, 2011. Zeledyne manufactures and sells glass products for automotive glass markets. Ford provides certain guarantees to Zeledyne. In 2011, Zeledyne sold a portion of its glass business to Central Glass. As the guarantees are still in place, Zeledyne remains a VIE of which Ford is not the primary beneficiary. The carrying value of our obligation relating to the guarantees to Zeledyne's shareholders was $6 million at June 30, 2012.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	June 30, 2012	December 31, 2011	Change in Maximum Exposure
Investments	$206	$229	$23
Guarantees	6	6	—
Total maximum exposure	$212	$235	$23

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

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. Our Financial Services sector aggregates and analyzes the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to our Financial Services sector or its other assets and have no right to require our Financial Services sector to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit. In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $130 million and $0 at June 30, 2012 and December 31, 2011, respectively, and ranged from $0 to $130 million during the first half of 2012. In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program.

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

	June 30, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.4	$27.9	$22.5
Wholesale	0.6	18.0	11.6
Total finance receivables	3.0	45.9	34.1
Net investment in operating leases	0.3	4.2	2.9
Total (a)	$3.3	$50.1	$37.0
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $127 million at June 30, 2012 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Interest expense on securitization debt related to consolidated VIEs was $201 million and $261 million for the second quarter of 2012 and 2011, respectively, and $428 million and $515 million for the first half of 2012 and 2011, respectively.

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions was as follows (in millions):

	June 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization entities	$10	$108	$157	$97
Ford Credit related to VIE	89	64	81	63
Total including Ford Credit related to VIE (a)	$99	$172	$238	$160
__________

(a)	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Derivative expense/(income) related to consolidated VIEs that support Ford Credit's securitization programs for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Derivative expense/(income)
VIE - Securitization entities	$56	$88	$151	$33
Ford Credit related to VIE	(27)	(27)	(15)	38
Total including Ford Credit related to VIE	$29	$61	$136	$71

VIEs of Which We are Not the Primary Beneficiary

Ford Credit has an investment in Forso Nordic AB, a joint venture determined to be a VIE of which Ford Credit is not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Ford Credit's investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Ford Credit's maximum exposure to any potential losses associated with this VIE is limited to Ford Credit's equity investment, and amounted to $74 million and $71 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 9.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	June 30, 2012	December 31, 2011
Automotive Sector
Current
Dealer and customer allowances and claims	$6,690	$6,971
Deferred revenue	3,220	2,216
Employee benefit plans	1,508	1,552
Accrued interest	273	253
Other postretirement employee benefits ("OPEB")	439	439
Pension (a)	371	388
Other	2,710	3,184
Total Automotive accrued liabilities and deferred revenue	15,211	15,003
Non-current
Pension (a)	13,285	15,091
OPEB	6,132	6,152
Dealer and customer allowances and claims	2,517	2,453
Deferred revenue	1,864	1,739
Employee benefit plans	637	709
Other	885	766
Total Automotive other liabilities	25,320	26,910
Total Automotive sector	40,531	41,913
Financial Services Sector	3,473	3,457
Total sectors	44,004	45,370
Intersector elimination (b)	—	(1)
Total Company	$44,004	$45,369
__________

(a)
Balances at June 30, 2012 reflect net pension liabilities at December 31, 2011, updated for year-to-date service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2011.

(b)	Accrued interest related to Ford's acquisition of Ford Credit debt securities.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

The expense for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$130	$117	$93	$84	$17	$16
Interest cost	552	594	298	314	72	83
Expected return on assets	(718)	(757)	(335)	(358)	—	—
Amortization of
Prior service costs/(credits)	55	85	18	18	(136)	(151)
(Gains)/Losses	106	48	103	77	32	28
Separation programs/other	(2)	—	11	48	—	1
(Gains)/Losses from curtailments and settlements	—	—	—	104	—	—
Net expense/(income)	$123	$87	$188	$287	$(15)	$(23)

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$260	$234	$186	$164	$34	$31
Interest cost	1,104	1,188	596	617	144	165
Expected return on assets	(1,436)	(1,514)	(669)	(706)	—	—
Amortization of
Prior service costs/(credits)	110	171	36	36	(272)	(303)
(Gains)/Losses	212	96	206	153	64	57
Separation programs/other	5	(1)	45	60	1	1
(Gains)/Losses from curtailments and settlements	—	—	—	104	(10)	—
Net expense/(income)	$255	$174	$400	$428	$(39)	$(49)

Pension Plan Contributions

In the first half of 2012, we contributed about $1.9 billion to our worldwide funded pension plans (including $1 billion in discretionary contributions to our U.S. plans), and made about $200 million of benefit payments directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $1.5 billion to our worldwide funded plans in 2012 (including discretionary contributions to our U.S. plans of $1 billion), and to make an additional $200 million of benefit payments directly by the Company for unfunded plans, for a total of about $3.8 billion this year.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2012 or 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT AND COMMITMENTS

The carrying value of our debt was as follows (in millions):

	June 30, 2012	December 31, 2011
Automotive Sector
Debt payable within one year
Short-term with non-affiliates	$287	$559
Short-term with unconsolidated affiliates	—	18
Long-term payable within one year
U.S. Department of Energy ("DOE") loans	577	240
Other debt	433	216
Total debt payable within one year	1,297	1,033
Long-term debt payable after one year
Public unsecured debt securities	5,417	5,260
Unamortized discount	(74)	(77)
Convertible notes	908	908
Unamortized discount	(158)	(172)
DOE loans	5,187	4,556
EIB loan	705	698
Other debt	908	888
Total long-term debt payable after one year	12,893	12,061
Total Automotive sector	$14,190	$13,094
Fair value of Automotive sector debt (a)	$14,535	$13,451
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$5,650	$6,835
Other asset-backed short-term debt	714	2,987
Floating rate demand notes	5,073	4,713
Unsecured commercial paper	563	156
Other short-term debt	1,640	1,905
Total short-term debt	13,640	16,596
Long-term debt
Unsecured debt
Notes payable within one year	4,245	6,144
Notes payable after one year	32,263	26,167
Asset-backed debt
Notes payable within one year	14,777	16,538
Notes payable after one year	20,159	20,621
Unamortized discount	(152)	(152)
Fair value adjustments (b)	775	681
Total long-term debt	72,067	69,999
Total Financial Services sector	$85,707	$86,595
Fair value of Financial Services sector debt (a)	$89,046	$88,823
Total Automotive and Financial Services sectors	$99,897	$99,689
Intersector elimination (c)	—	(201)
Total Company	$99,897	$99,488
__________

(a)
The fair value of debt includes $287 million and $326 million of Automotive sector short-term debt and $7.4 billion and $7 billion of Financial Services sector short-term debt at June 30, 2012 and December 31, 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

(c)	Debt related to Ford's acquisition of Ford Credit debt securities.

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

Fair Value Hedges. Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net. Consequently, hedge ineffectiveness (the difference between the change in fair value of the derivative and the change in the value of the hedged debt that is attributable to the changes in the benchmark interest rate) is reflected in Financial Services other income/(loss), net.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For our Financial Services sector, net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals on fair value hedges in Interest expense, with the exception of foreign currency revaluation on accrued interest, which is reported in Selling, administrative, and other expenses. Ineffectiveness on fair value hedges and gains and losses on interest rate contracts not designated as hedging instruments are reported in Financial Services other income/(loss), net. Gains and losses on foreign exchange and cross-currency interest rate swap contracts not designated as hedging instruments are reported in Selling, administrative, and other expenses. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statement of cash flows.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI") to income and/or recognized directly in income for the periods ended June 30 (in millions):

	Second Quarter 2012			First Half 2012
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(222)	$(98)	$(1)	$(369)	$(150)	$—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts - operating exposures			$(8)			$(35)
Commodity contracts			(186)			(115)
Other – warrants			—			(4)
Total			$(194)			$(154)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$41			$82
Ineffectiveness (a)			1			2
Total			$42			$84
Derivatives not designated as hedging instruments
Interest rate contracts			$—			$(4)
Foreign currency exchange contracts			(6)			(54)
Cross-currency interest rate swap contracts			—			(48)
Other (b)			(43)			(81)
Total			$(49)			$(187)
 __________

(a)
For the second quarter and first half of 2012, hedge ineffectiveness reflects change in fair value on derivatives of $238 million gain and $158 million gain, respectively, and change in fair value on hedged debt of $237 million loss and $156 million loss, respectively.

(b)	Reflects gains/(losses) for derivative features included in the FUEL Notes (see Note 3).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Second Quarter 2011			First Half 2011
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$69	$42	$2	$194	$36	$2
Derivatives not designated as hedging instruments
Foreign currency exchange contracts - operating exposures			$4			$13
Commodity contracts			(27)			(12)
Other – warrants			1			1
Total			$(22)			$2

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$67			$133
Ineffectiveness (a)			2			(16)
Total			$69			$117
Derivatives not designated as hedging instruments
Interest rate contracts			$4			$(4)
Foreign currency exchange contracts			(49)			(37)
Cross-currency interest rate swap contracts			(17)			(31)
Other (b)			2			2
Total			$(60)			$(70)
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2012			December 31, 2011
	Notionals	Fair Value of Assets	Fair Value of Liabilities	Notionals	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$15,717	$62	$502	$14,535	$120	$368

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	5,746	66	73	5,692	92	80
Commodity contracts	2,033	3	335	2,396	2	372
Other – warrants	12	—	—	12	4	—
Total derivatives not designated as hedging instruments	7,791	69	408	8,100	98	452
Total Automotive sector derivative financial instruments	$23,508	$131	$910	$22,635	$218	$820

Financial Services Sector
Fair value hedges
Interest rate contracts	$12,793	$708	$—	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	60,289	608	254	70,639	670	237
Foreign currency exchange contracts	2,452	15	13	3,582	30	50
Cross-currency interest rate swap contracts	2,579	5	32	987	12	12
Other (a)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	65,320	628	299	77,708	849	299
Total Financial Services sector derivative financial instruments	$78,113	$1,336	$299	$85,494	$1,375	$299
 __________

(a)
Represents derivative features included in the FUEL Notes (see Note 3). The derivative features included in the FUEL Notes were extinguished as a result of the mandatory exchange of the FUEL Notes to unsecured notes in the second quarter of 2012.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions on June 30, 2012 was $1.5 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at June 30, 2012 and December 31, 2011, our adjustment decreased derivative assets by $1 million and $3 million, respectively, and decreased derivative liabilities by $5 million and $10 million, respectively. For our Financial Services sector, at June 30, 2012 and December 31, 2011, our adjustment decreased derivative assets by $47 million and $54 million, respectively, and decreased derivative liabilities by $4 million and $7 million, respectively. See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. We posted $123 million and $70 million as of June 30, 2012 and December 31, 2011, respectively, which is reported in Other assets on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended June 30 (in millions):

	First Half
	2012	2011
Foreign currency translation
Beginning balance	$(1,383)	$(665)
Net gain/(loss) on foreign currency translation (net of tax of $0 and $0)	(255)	844
Reclassifications to net income (net of tax of $0 and $0)	—	(6)
Other comprehensive income/(loss), net of tax (a)	(255)	838
Ending balance	$(1,638)	$173

Derivative instruments
Beginning balance	$(181)	$(29)
Net gain/(loss) on derivative instruments (net of tax benefit of $118 and tax of $27)	(251)	167
Reclassifications to net income (net of tax of $51 and tax benefit of $3)	99	(33)
Other comprehensive income/(loss), net of tax	(152)	134
Ending balance	$(333)	$105

Pension and other postretirement benefits
Beginning balance	$(17,170)	$(13,617)
Prior service cost arising during the period (net of tax of $0 and $0)	—	(45)
Net gain/(loss) arising during the period (net of tax of $0 and $0)	—	—
Amortization of prior service cost included in net income (net of tax benefit of $54 and tax of $5)	(82)	(101)
Amortization of (gain)/loss included in net income (net of tax of $151 and $21)	331	389
Translation impact on non-U.S. plans (net of tax of $0 and $0)	(36)	(138)
Other comprehensive income/(loss), net of tax	213	105
Ending balance	$(16,957)	$(13,512)

Net holding gain/(loss)
Beginning balance	$—	$(2)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Ending balance	$—	$(2)

Total AOCI ending balance at June 30	$(18,928)	$(13,236)
__________

(a)	For 2011, there were $2 million of losses attributable to noncontrolling interests.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other non-operating income/(expense), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Interest income	$65	$105	$152	$190
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(21)	50	5	6
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(183)	8	(186)	33
Gains/(Losses) on extinguishment of debt	—	—	—	(60)
Other	54	36	96	70
Total	$(85)	$199	$67	$239

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Interest income (investment-related)	$21	$13	$37	$37
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	—	21	13	25
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, and other dispositions	(1)	—	—	—
Gains/(Losses) on extinguishment of debt	(6)	(28)	(9)	(36)
Investment and other income related to sales of receivables	—	—	1	—
Insurance premiums earned, net	25	23	51	46
Other	43	24	73	66
Total	$82	$53	$166	$138

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DISPOSITIONS

Automotive Sector

Automotive Components Holdings, LLC ("ACH"). On June 1, 2012, ACH completed the sale of its automotive interior trim components business located at its Saline, Michigan plant to Faurecia. Faurecia will continue to supply Ford with interior trim components from the Saline facility as well as other Faurecia facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $96 million reported in Automotive interest income and other non-operating income/(expense), net.  Additionally, Ford assumed contractual obligations of $182 million associated with the pricing of products to be purchased over the six-year term of the Purchase and Supply Agreement.

On June 30, 2012, ACH completed the sale of its automotive lighting business located at its Ohio facilities to Ventra Sandusky, a Flex-N-Gate group affiliate.  Ventra Sandusky will continue to supply Ford with automotive lighting components and service parts from the Sandusky and Bellevue facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $77 million reported in Automotive interest income and other non-operating income/(expense), net.  Additionally, Ford assumed a contractual obligation of $15 million associated with the pricing of products to be purchased over the four and one-half-year term of the Purchase and Supply Agreement.

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

Warrants

All warrants outstanding expire January 1, 2013. The net dilutive effect for warrants, included below, is approximately 57 million and 76 million dilutive shares for the second quarter and first half of 2012, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of June 30, 2012.

Dividend Declaration

On July 12, 2012, our Board of Directors declared a third quarter 2012 dividend on our Common and Class B Stock of $0.05 per share payable on September 4, 2012 to stockholders of record on August 3, 2012.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$1,040	$2,398	$2,436	$4,949
Effect of dilutive 2016 Convertible Notes (a)	10	14	21	28
Effect of dilutive 2036 Convertible Notes (a)	—	—	—	1
Effect of dilutive Trust Preferred Securities (a) (b)	—	—	—	36
Diluted income/(loss) from continuing operations	$1,050	$2,412	$2,457	$5,014

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,815	3,799	3,809	3,785
Net dilutive options and warrants	101	205	129	234
Dilutive 2016 Convertible Notes	95	95	95	95
Dilutive 2036 Convertible Notes	3	3	3	3
Dilutive Trust Preferred Securities (b)	—	—	—	66
Diluted shares	4,014	4,102	4,036	4,183
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)	The Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed on March 15, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  SEGMENT INFORMATION

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
Second Quarter 2012
Revenues
External customer	$19,710	$2,351	$7,013	$2,254	$—	$—	$31,328
Intersegment	99	—	232	—	—	—	331
Income
Income/(Loss) before income taxes	2,010	5	(404)	(66)	(163)	(234)	1,148
Total assets at June 30	50,483	6,165	18,588	6,712	—	—	81,948

Second Quarter 2011
Revenues
External customer	$19,446	$2,931	$9,000	$2,099	$—	$—	$33,476
Intersegment	36	—	279	—	—	—	315
Income
Income/(Loss) before income taxes	1,908	267	176	1	(76)	(272)	2,004
Total assets at June 30	31,106	7,207	24,841	6,099	—	—	69,253

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Half 2012
Revenues
External customer	$38,309	$4,733	$14,282	$4,529	$—	$—	$61,853
Intersegment	291	—	404	—	—	—	695
Income
Income/(Loss) before income taxes	4,143	59	(553)	(161)	(269)	(489)	2,730
Total assets at June 30	50,483	6,165	18,588	6,712	—	—	81,948

First Half 2011
Revenues
External customer	$37,403	$5,250	$17,705	$4,156	$—	$—	$64,514
Intersegment	137	—	517	—	—	—	654
Income
Income/(Loss) before income taxes	3,752	477	469	34	(325)	(333)	4,074
Total assets at June 30	31,106	7,207	24,841	6,099	—	—	69,253

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Second Quarter 2012
Revenues
External customer	$1,815	$68	$—	$1,883	$—	$33,211
Intersegment	123	1	—	124	(455)	—
Income
Income/(Loss) before income taxes	438	9	—	447	—	1,595
Total assets at June 30	99,901	8,126	(6,908)	101,119	(1,831)	181,236

Second Quarter 2011
Revenues
External customer	$1,967	$84	$—	$2,051	$—	$35,527
Intersegment	156	2	—	158	(473)	—
Income
Income/(Loss) before income taxes	604	(2)	—	602	—	2,606
Total assets at June 30	100,335	9,121	(7,379)	102,077	(3,244)	168,086

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Half 2012
Revenues
External customer	$3,664	$139	$—	$3,803	$—	$65,656
Intersegment	250	2	—	252	(947)	—
Income
Income/(Loss) before income taxes	890	13	—	903	—	3,633
Total assets at June 30	99,901	8,126	(6,908)	101,119	(1,831)	181,236

First Half 2011
Revenues
External customer	$3,962	$165	$—	$4,127	$—	$68,641
Intersegment	288	3	—	291	(945)	—
Income
Income/(Loss) before income taxes	1,317	(9)	—	1,308	—	5,382
Total assets at June 30	100,335	9,121	(7,379)	102,077	(3,244)	168,086
__________

(a)	Includes intersector transactions and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of guarantees and indemnifications, litigation and claims, and warranty.

Guarantees

At June 30, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

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

	June 30, 2012	December 31, 2011
Maximum potential payments	$416	$444
Carrying value of recorded liabilities related to guarantees	27	31

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  COMMITMENTS AND CONTINGENCIES (Continued)

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., "non-pattern matters"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of material loss in excess of any accrual. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects non-U.S. indirect tax matters, for which we estimate this aggregate risk to be a range of up to about $2.3 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue for the periods ended June 30 were as follows (in millions):

	First Half
	2012	2011
Beginning balance	$3,915	$3,855
Payments made during the period	(1,103)	(1,557)
Changes in accrual related to warranties issued during the period	1,084	1,026
Changes in accrual related to pre-existing warranties	43	298
Foreign currency translation and other	(13)	97
Ending balance	$3,926	$3,719

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2012, and the related consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2012 and 2011 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $1 billion or $0.26 per share of Common and Class B Stock in the second quarter of 2012, a decrease of $1.4 billion from net income attributable to Ford Motor Company of $2.4 billion or $0.59 per share of Common and Class B Stock in the second quarter of 2011. Our net income attributable to Ford Motor Company was $2.4 billion or $0.61 per share of Common and Class B Stock in the first half of 2012, a decrease of $2.5 billion from net income attributable to Ford Motor Company of $4.9 billion or $1.20 per share of Common and Class B Stock in the first half of 2011. The decrease in net income is explained primarily by lower operating results and higher tax expense related to the tax valuation allowance release in the fourth quarter of 2011.

Total Company results are shown below:

	Second Quarter		First Half
	2012	Better/(Worse) 2011	2012	Better/(Worse) 2011
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income/(Loss)
Pre-tax results (excl. special items)	$1,829	$(1,049)	$4,122	$(1,593)
Special items	(234)	38	(489)	(156)
Pre-tax results (incl. special items)	1,595	(1,011)	3,633	(1,749)
(Provision for)/Benefit from income taxes	(557)	(351)	(1,197)	(771)
Net income/(loss)	1,038	(1,362)	2,436	(2,520)
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(4)	—	(7)
Net income/(loss) attributable to Ford	$1,040	$(1,358)	$2,436	$(2,513)

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

As detailed in Note 18 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector special items in each category:

	Second Quarter		First Half
	2012	2011	2012	2011
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Personnel-reduction actions	$(51)	$(110)	$(290)	$(132)
Mercury discontinuation/Other dealer actions	(13)	(61)	(29)	(62)
Job Security Benefits/Other	12	5	18	4
Total Personnel and Dealer-Related Items	(52)	(166)	(301)	(190)
Other Items
Loss on sale of two component businesses	(173)	—	(173)	—
Belgium pension settlement	—	(104)	—	(104)
Trust Preferred redemption	—	—	—	(60)
Other	(9)	(2)	(15)	21
Total Other Items	(182)	(106)	(188)	(143)
Total Special Items	$(234)	$(272)	$(489)	$(333)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

The chart below details second quarter 2012 pre-tax operating results by sector:

TOTAL COMPANY
2012 SECOND QUARTER PRE-TAX RESULTS

Millions
$1,829
$1,382
Ford Credit $438
Other 9
$447
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2011 2Q	$(1,049)	$(894)	$(155)
B / (W) 2012 1Q	(464)	(455)	(9)

Second quarter 2012 total Company pre-tax profit of $1.8 billion was a decline of $1 billion compared with a year ago, with both sectors contributing to the decline.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector and reportable segments using the causal factors listed below, with revenue and cost variances calculated at present-year volume and mix and exchange:

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

•
Other Costs - Primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. These include mainly structural costs, described below, as well as all other costs, which include items such as litigation costs and costs related to our after-market parts, accessories, and service business. Structural costs include the following cost categories:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The charts below detail key metrics and the change in pre-tax operating results for the second quarter of 2012 compared with the second quarter of 2011 by causal factor. Automotive operating margin is defined as Automotive pre-tax operating results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2012 SECOND QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
1,519
1,447
2011
2012
Revenue (Bils.)
$33.5
$31.4
2011
2012
Pre-Tax
Results (Mils.)
$2,276
$1,382
2011
2012
Operating
Margin (Pct.)
7.0%
4.9%
2011
2012

Memo:								
First Half	2,922	2,805	$64.5	$61.9	$4,407	$3,219	7.3%	5.6%

AUTOMOTIVE SECTOR
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Billions
Market Factors
Total Cost
$2.3
$(0.9)
$1.4
Industry $ 0.8
Share (0.7)
Stocks (0.6)
Mix / Other 0.1
Pricing $ 0.6
Incentives (0.4)
$0.2
Mfg. / Engineering $(0.1)
Spending Related (0.1)
Pension / OPEB (0.1)
Total Structural $(0.3)
$ -
$(0.4)
$(0.3)
$(0.3)
$(0.1)
Commodities Incl. Hedging $(0.3)
Material Excl. Commod. (0.1)
Warranty / Freight 0.1
2011 2Q
2012 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Net Interest / Other

Memo:	2012 2Q	Volume / Mix	Net Pricing	Contribution Costs	Other Costs	Exchange	Net Interest / Other
B / (W) Than 2012 1Q	$(0.4)	$0.5	$ -	$(0.2)	$(0.8)	$ -	$0.1

As shown above, second quarter 2012 wholesale volume and revenue decreased from a year ago, primarily explained by lower wholesales at Ford Europe. The decrease in pre-tax operating results and operating margin for the second quarter of 2012 was more than explained by lower results for Ford Europe, Ford South America, and Ford Asia Pacific Africa. As shown in the memo above, first half 2012 wholesale volume, revenue, pre-tax operating results, and operating margin were each lower than in 2011.

The decline of about $900 million in total Automotive pre-tax operating profit from a year ago is explained mainly by higher costs, primarily related to product and capacity launches this year, investment for future growth, and higher commodity costs including hedging effects. Market factors, including a reduction in dealer stocks, and exchange were also unfavorable.

The decrease of about $400 million in pre-tax operating profit for the second quarter of 2012 compared with the first quarter of 2012 was more than explained by higher costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for second quarter 2012 and 2011 was $30 billion and $31.6 billion, respectively, a difference of $1.6 billion; for first half 2012 and 2011 these were $59 billion and $60.5 billion, respectively, a difference of $1.5 billion. An explanation of the changes, as reconciled to our statement of operations, is shown below (in billions):

	2012 Better/(Worse) 2011
	Second Quarter	First Half
Explanation of change:
Volume and mix, exchange, and other	$2.0	$2.9
Contribution costs (a)
Commodity costs (incl. hedging)	(0.3)	(0.5)
Material costs excluding commodity costs	(0.1)	(0.2)
Warranty/Freight	0.1	0.1
Other costs (a)
Structural costs	(0.3)	(0.6)
Other	—	(0.2)
Special items	0.2	—
Total	$1.6	$1.5
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for the second quarter of 2012.

AUTOMOTIVE SECTOR
2012 SECOND QUARTER PRE-TAX RESULTS

Millions
$1,382
$2,010
$5
$(404)
$(66)
$(163)
Net Interest $(136)
Fair Mkt. Value Adj. / Other (27)
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:

	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2011 2Q	$(894)	$ 102	$(262)	$(580)	$(67)	$(87)
B / (W) 2012 1Q	(455)	(123)	(49)	(255)	29	(57)

Second quarter 2012 total Automotive pre-tax operating profit of $1.4 billion is more than explained by Ford North America. The loss in Other Automotive mainly reflects net interest expense and an unfavorable fair market value adjustment, primarily on our investment in Mazda.

We expect full-year 2012 net interest expense to be between $500 million and $550 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key metrics and the change in pre-tax operating results for second quarter 2012 compared with second quarter 2011 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 SECOND QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
736
719
2011
2012
Revenue (Bils.)
$19.5
$19.7
2011
2012
Pre-Tax Results (Mils.)
$1,908
$2,010
2011
2012
Operating Margin (Pct.)
9.8%
10.2%
2011
2012

Memo:	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Margin 2011	Margin 2012
First Half	1,351	1,370	$37.4	$38.3	$3,752	$4,143	10.0%	10.8%

Second Quarter (U.S. Market)

	2011	2012
U.S. Industry SAAR (Mils.)	12.4	14.4
U.S. Market Share	17.3%	15.6%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Billions
$0.1
$1.9
$2.0
U.S. Industry $ 0.8
U.S. Share (0.6)
U.S. Stocks (0.4)
Mix / Other 0.1
Commod. Incl. Hedging $(0.2)
Material Excl. Commod. 0.1
Warranty / Freight 0.2
Pricing $ 0.4
Incentives (0.3)
$0.1
$0.1
$ -
$0.2
$(0.1)
$(0.2)
Mfg. / Engineering $(0.1)
Spending Related / Other (0.1)
Total Structural Costs $(0.2)
2011 2Q
2012 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other
B / (W) Than 2012 1Q
$(0.1)
$0.5
$ -
$(0.2)
$(0.5)
$ -
$0.1

As shown above, second quarter 2012 wholesale volume and revenue were roughly the same as a year ago, while pre-tax operating profit and operating margin were higher. For first half 2012, wholesale volume, revenue, pre-tax operating profit, and operating margin were all higher than 2011. Pre-tax operating profit of $2 billion for the second quarter of 2012 was up $100 million from a year ago, explained by higher net pricing, improved contribution costs, and other factors, offset partially by higher structural costs for growth and unfavorable volume and mix, including an adverse change in U.S. dealer stocks. The decrease of $100 million in pre-tax operating profit for the second quarter of 2012 compared with the first quarter of 2012 was more than explained by higher costs, with higher volume a partial offset.

Our total U.S. market share in the second quarter, at 15.6%, was down 1.7 percentage points from the same period last year. This is explained by lower share in both retail and fleet segments, with lower total share primarily reflecting the impact of discontinued products such as Ranger and Crown Victoria, new competitive entrants in the small-car segment, and Japanese competitors rebuilding dealer stocks and sales after the impact of the tsunami in second quarter 2011.

Our outlook for Ford North America is unchanged. We expect significantly higher full-year pre-tax profit and operating margin compared with 2011 as consumers continue to respond to our strong product line-up, including the recently launched all-new Escape and the all-new Fusion launching later in the year. We also remain committed to maintaining our competitive cost structure as we grow our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail key metrics and the change in pre-tax operating results for second quarter 2012 compared with second quarter 2011 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 SECOND QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
135
119
Revenue (Bils.)
$2.9
$2.3
Pre-Tax Results (Mils.)
$267
$5
Operating Margin (Pct.)
9.1%
0.2%
2011
2012
2011
2012
2011
2012
2011
2012

	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Op. Margin 2011	Op. Margin 2012
Memo:								
First Half	249	237	$5.2	$4.7	$477	$59	9.1%	1.2%
Second Quarter								
Industry SAAR (Mils.)*	5.4	5.3						
Market Share*	9.5%	9.4%						

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$267
$(262)
$5
Industry $ (5)
Share 15
Stock (100)
Mix / Other (80)
Pricing $80
Incentives 40
$120
Mfg. / Engineering $(49)
Admin. & Selling / Other (1)
Total Structural Costs $(50)
All Other $ 4
$(170)
$(78)
$(46)
$(74)
$(14)
Commodities $(25)
Material Excl. Commod. (45)
Warranty / Freight (8)
2011 2Q
2012 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other

B / (W) Than 2012 1Q	$(49)	$(49)	$69	$(2)	$(86)	$ -	$19

As shown above, second quarter 2012 wholesale volume and revenue were lower than a year ago, decreasing by 12% and 21% respectively. Exchange was a contributing factor that adversely affected net revenue. Pre-tax operating profit and operating margin, while slightly positive, each declined substantially from a year ago. For first half 2012, wholesale volume, revenue, pre-tax operating profit, and operating margin were each lower than a year ago.

Ford South America had a pre-tax operating profit of $5 million for the second quarter of 2012, compared with a profit of $267 million a year ago. The decrease is explained by lower volume, higher costs, and unfavorable exchange. Although net pricing was higher, it was constrained compared with recent periods by a more intense competitive environment.

The decrease in pre-tax operating profit for the second quarter of 2012 compared with first quarter 2012 was more than explained by higher costs, mainly structural costs related to developing and launching new products in the region.

Although we continue to expect Ford South America to be profitable for the full year, we now expect the level to be substantially lower than 2011. This reflects increased competitive pressures, weakening currencies, and changes in government policies affecting areas such as trade and access to foreign currency. We are continuing to work on actions to strengthen our competitiveness in this changing environment, looking at all areas of the business to improve our results. These actions include fully leveraging our One Ford plan, including the introduction of an all-new lineup of global products over the next two years, starting with the launch of Ranger, EcoSport, and Fusion in the second half of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail key metrics and the change in pre-tax operating results for second quarter 2012 compared with second quarter 2011 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2012 SECOND QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)*
422
359
2011
2012
Revenue (Bils.)
$9.0
$7.1
2011
2012
Pre-Tax Results (Mils.)
$176
$(404)
2011
2012
Operating Margin (Pct.)
2.0%
(5.8)%
2011
2012

Memo:	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax Results 2011	Pre-Tax Results 2012	Operating Margin 2011	Operating Margin 2012
First Half	854	731	$17.7	$14.3	$469	$(553)	2.6%	(3.9)%
Second Quarter								
Industry SAAR (Mils.)**	14.9	14.3						
Market Share**	8.3%	7.7%						

* Includes Ford Brand vehicles sold in Turkey by our unconsolidated affiliate (totaling about 20,000 and 17,000 units in Second Quarter 2011 and 2012, respectively) and, beginning in 2011 Fourth Quarter, in Russia with the formation of our unconsolidated joint venture Ford Sollers (totaling about 36,000 units in Second Quarter 2012), although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$176
$(580)
Industry $ (89)
Share (112)
Stocks (108)
Mix / Other 68
Pricing $ 63
Incentives (189)
Structural Costs $ 15
All Other (12)
$3
$16
$(404)
$(241)
$(126)
$(182)
$(50)
Commodities Incl. Hedging $(63)
Material Excl. Commod. (42)
Warranty / Freight (77)
2011 2Q
2012 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Costs
Exchange
Other

B / (W) Than 2012 1Q	$(255)	$(94)	$(42)	$(52)	$(62)	$12	$(17)

As shown above, second quarter 2012 wholesale volume and revenue declined by 15% and 21%, respectively, compared with the prior year, reflecting primarily lower industry sales and market share, along with production adjustments to maintain dealer stocks at appropriate levels. Exchange was also a contributing factor adversely affecting net revenue. Pre-tax operating profit and operating margin moved from a profit and positive margin in 2011 to a loss and negative margin this year. For first half 2012, wholesale volume, revenue, pre-tax operating profit, and operating margin declined compared with 2011.

Ford Europe had a pre-tax operating loss of $404 million for the second quarter, a decline of $580 million from a year ago. The decline in results mostly reflects unfavorable market factors. In particular, volume was unfavorable due to lower industry, share, and associated dealer stock changes. Net pricing was lower as the industry responded to excess capacity with higher incentives.

The decrease of $255 million in pre-tax operating profits for the second quarter of 2012 compared with the first quarter of 2012 reflects unfavorable market factors and higher costs.

Given the deteriorating external environment in Europe, we now expect our full-year loss for the region to exceed $1 billion. The magnitude of the loss will be affected by a variety of factors, including the overall economic environment, competitive actions, and our response to these developments. See "Outlook" below for additional discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail key metrics and the change in pre-tax operating results for second quarter 2012 compared with second quarter 2011 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 SECOND QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)*
226
250
2011
2012
Revenue (Bils.)
$2.1
$2.3
2011
2012
Pre-Tax Results (Mils.)
$1
$(66)
2011
2012
Operating Margin (Pct.)
- %
(2.9)%
2011
2012

Memo:	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Margin 2011	Margin 2012
First Half	468	467	$4.2	$4.6	$34	$(161)	0.8%	(3.6)%
Industry SAAR (Mils.)**	27.6	33.7						
Market Share**	2.9%	2.6%						

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles sold in China by unconsolidated affiliates (totaling about 133,000 and 156,000 units in Second Quarter 2011 and 2012, respectively), although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 12 markets we track; market share includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
Industry $ 66
Share (60)
Stocks 19
Mix / Other 53
$78
$113
Pricing $88
Incentives 25
Mfg. / Engineering $(21)
Spending Related / Other (52)
Total Structural Costs $(73)
All Other $ (5)
$1
$3
$(67)
$(66)
$(78)
$(61)
Commodities $(10)
Material Excl. Commod. (98)
Warranty / Freight (14)
$(122)
2011 2Q
2012 2Q
Volume / Mix
Net Pricing
Contribution Costs
Other Costs
Exchange
Other
B / (W) Than 2012 1Q
$29
$75
$(18)
$13
$(56)
$1
$14

As shown above, second quarter 2012 wholesale volume and revenue improved 11% and 10%, respectively, compared with a year ago. Pre-tax operating results and operating margin for the second quarter of 2012 were both lower than a year ago. For the first half of 2012, wholesale volume was about equal to 2011, while revenue was higher. Pre-tax operating results and operating margin for the first half of 2012 both declined compared with a year ago.

Ford Asia Pacific Africa had a pre-tax operating loss of $66 million for the second quarter of 2012, compared with a slight profit a year ago. Market factors were strongly positive, but were more than offset by higher costs associated with new products and investments to support higher volumes and future growth, as well as other factors.

The improvement in pre-tax operating results in the second quarter of 2012 compared with the first quarter of 2012 was more than explained by higher volume.

Although we incurred a first half 2012 pre-tax operating loss for Ford Asia Pacific Africa, we expect results to improve in the second half mainly due to favorable volume and mix as we benefit from added capacity in China and Thailand and the new Focus and all-new Ranger.

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

Ford Credit. The chart below details the decrease in pre-tax operating profit by causal factor:

FORD CREDIT
2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$604
$(166)
$438
$(2)
$(109)
$26
$(191)
$110
2011 2Q
2012 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2011 2Q	2012 2Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:							
B / (W) 2012 1Q		$ (14)	$-	$(48)	$27	$42	$(35)

<u>Receivables (Bils.) (a)</u>	2011 2Q	2012 2Q
Total	$84	$ 84
Managed	86	86

(a) Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at June 30, 2012 and June 30, 2011.

The decline of $166 million in pre-tax profits is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin; the decline in financing margin is primarily explained by the run-off of higher yielding assets originated in prior years.

We continue to expect full-year 2012 pre-tax profits of about $1.5 billion at Ford Credit, with distributions for full year of between $500 million and $1 billion. Ford Credit will continue to assess future distributions based on available liquidity and managed leverage objectives. Ford Credit anticipates managed receivables to be in the range of $110 billion to $120 billion by mid-decade, and to be in the range of $85 billion to $90 billion at year-end 2012. It also projects managed leverage of 8-9:1 for the foreseeable future, which is a decrease from the prior target of 10-11:1 and is consistent with its goal of achieving and maintaining a strong investment grade balance sheet. Lower leverage has resulted in a change in its mid-decade outlook for return on equity from low double digits to high single digits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's receivables, including finance receivables and operating leases at June 30, 2012 and December 31, 2011 were as follows (in billions):

	June 30, 2012	December 31, 2011
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.4	$38.4
Non-Consumer
Wholesale	15.5	15.5
Dealer loan and other	2.3	2.1
Total North America Segment – finance receivables (a)	56.2	56.0
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	8.8	9.1
Non-Consumer
Wholesale	7.5	8.5
Dealer loan and other	0.5	0.4
Total International Segment – finance receivables (a)	16.8	18.0
Unearned interest supplements	(1.6)	(1.6)
Allowance for credit losses	(0.4)	(0.5)
Finance receivables, net	71.0	71.9
Net investment in operating leases (a)	12.9	11.1
Total receivables (b)	$83.9	$83.0
Memo:
Total managed receivables (c)	$85.5	$84.6

(a)
At June 30, 2012 and December 31, 2011, includes consumer receivables before allowance for credit losses of $31 billion and $36 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.5 billion and $19.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2012 and December 31, 2011, includes net investment in operating leases before allowance for credit losses of $4.2 billion and $6.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $406 million and $534 million at June 30, 2012 and December 31, 2011, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at June 30, 2012 increased from year-end 2011, primarily due to higher leasing in North America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the reserves and unearned interest supplements related to finance receivables), credit loss reserves, and Ford Credit's credit loss reserves as a percentage of end-of-period ("EOP") receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$49
$45
$52
$35
$17
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: Retail & Lease

$41	$45	$53	$36	$16

Loss-to-Receivables Ratio (LTR)

0.23%
0.21%
0.25%
0.17%
0.08%
Q2
Q3
Q4
Q1
Q2
2011
2012

Credit Loss Reserves (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.78%
0.73%
0.63%
0.55%
0.47%
Reserve
$673
$598
$534
$479
$406
Q2
Q3
Q4
Q1
Q2
2011
2012

Ford Credit's second quarter credit losses continued at historically low levels and have improved in all geographic regions from the same period a year ago.

Charge-offs in the second quarter were $17 million, down $32 million from the same period a year ago reflecting lower repossessions in the United States. Charge-offs were down $18 million from the first quarter of 2012, reflecting the same factor.

The credit loss reserves were $406 million, down $267 million from a year ago and down $73 million from the first quarter of 2012, reflecting the decrease in charge-offs.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2012 and December 31, 2011, Ford Credit classified between 5% - 6% of the outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

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

The following chart shows return volumes and auction values at constant second quarter 2012 vehicle mix for vehicles returned in the respective periods. Ford Credit's U.S. Ford and Lincoln operating lease portfolio accounted for about 85% of its total investment in operating leases at June 30, 2012.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
25
12
13
16
1
8
7
15
3
7
5
19
10
5
4
15
9
4
2
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: U.S. Return Rates

55%	48%	58%	66%	59%

Auction Values (At Q2 2012 Mix)

24-Month
$20,115
$19,885
$18,150
$18,060
36-Month
$16,930
$17,255
$17,825
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.2	$10.4	$11.1	$11.9	$12.9

Lease return volumes in the second quarter of 2012 were 40% lower than the same period last year, primarily reflecting the lower lease placements in 2009. The second quarter 2012 lease return rate was 59%, up four percentage points compared with the same period last year, reflecting a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the second quarter of 2012, Ford Credit's auction values for 36-month vehicles declined by $325 per unit from the same period last year. Compared with the first quarter of 2012, Ford Credit's 24-month and 36-month auction value performance was mixed.

Ford Credit's worldwide net investment in operating leases was $12.9 billion at the end of the second quarter of 2012, up from $11.1 billion at year-end 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors" in our 2011 Form 10-K Report, as well as Note 19 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$7.2	$7.3	$7.9	$9.8
Marketable securities	16.6	15.8	15.0	12.2
Total cash, marketable securities and loaned securities	23.8	23.1	22.9	22.0
Securities-in-transit (a)	(0.1)	(0.1)	—	—
Gross cash	$23.7	$23.0	$22.9	$22.0
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we currently do not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at June 30, 2012.

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

	June 30, 2012	December 31, 2011
Gross cash	$23.7	$22.9
Available credit lines
Secured credit facility, unutilized portion	9.5	8.8
Local lines available to foreign affiliates, unutilized portion	0.7	0.7
Automotive liquidity	$33.9	$32.4

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2012	2011	2012	2011
Gross cash at end of period	$23.7	$22.0	$23.7	$22.0
Gross cash at beginning of period	23.0	21.3	22.9	20.5
Total change in gross cash	$0.7	$0.7	$0.8	$1.5

Automotive income/(loss) before income taxes (excluding special items)	$1.4	$2.3	$3.2	$4.4
Capital expenditures	(1.2)	(1.1)	(2.3)	(2.0)
Depreciation and special tools amortization	0.9	0.9	1.8	1.8
Changes in working capital (a)	(0.6)	—	(0.7)	1.5
Other/Timing differences (b)	0.3	0.2	(0.3)	(1.2)
Total operating-related cash flows	0.8	2.3	1.7	4.5

Cash impact of personnel-reduction programs accrual	(0.2)	(0.1)	(0.3)	(0.1)
Net receipts from Financial Services sector (c)	0.1	1.0	0.4	2.3
Other	0.6	0.4	0.4	0.5
Cash flow before other actions	1.3	3.6	2.2	7.2

Net proceeds from/(Payments on) Automotive sector debt	0.4	(2.6)	0.9	(5.1)
Contributions to funded pension plans	(0.8)	(0.5)	(1.9)	(0.8)
Dividends/Other	(0.2)	0.2	(0.4)	0.2
Total change in gross cash	$0.7	$0.7	$0.8	$1.5
__________

(a)	Working capital comprised of changes in receivables, inventory and trade payables.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payments.

(c)	Primarily distributions and tax payments received from Ford Credit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	Second Quarter		First Half
	2012	2011	2012	2011
Net cash provided by/(used in) by operating activities	$1.8	$2.7	$2.7	$5.7
Items included in operating-related cash flows
Capital expenditures	(1.2)	(1.1)	(2.3)	(2.0)
Proceeds from the exercise of stock options	—	—	—	0.1
Net cash flows from non-designated derivatives	(0.2)	0.1	(0.3)	0.1
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.2	0.1	0.3	0.1
Contributions to funded pension plans	0.8	0.5	1.9	0.8
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.1)	(0.4)
Settlement of outstanding obligation with affiliates	(0.3)	—	(0.3)	—
Other	(0.3)	—	(0.2)	0.1
Operating-related cash flows	$0.8	$2.3	$1.7	$4.5

Credit Agreement. Lenders have commitments under our Credit Agreement totaling $9,255 million in a revolving facility that will mature on November 30, 2015, an increase of $255 million from March 31, 2012, and commitments totaling an additional $307 million in a revolving facility that will mature on November 30, 2013. Our Credit Agreement is free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. On May 22, 2012, the collateral securing our Credit Agreement was automatically released upon our unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's.

At June 30, 2012, the utilized portion of the revolving credit facilities was $93 million, representing amounts utilized as letters of credit. Less than 1% of the commitments in the revolving credit facilities are from financial institutions that are based in Greece, Ireland, Italy, Portugal, and Spain.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program. In the second quarter of 2012, we drew $503 million and, on August 1, 2012, we drew an additional $137 million (representing the remaining available funds) under the Loan Arrangement and Reimbursement Agreement with the DOE under the ATVM Incentive Program. As a result, at June 30, 2012, an aggregate of $5.8 billion was outstanding, and, at August 1, 2012, an aggregate of $5.9 billion was outstanding under the DOE loan facility, which is now fully drawn. The proceeds of the loan have been used to finance certain costs for fuel efficient, advanced technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time of each draw and is repayable in equal quarterly installments commencing September 15, 2012 and ending June 15, 2022.

Export-Import Bank of the United States ("Ex-Im") and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. On June 15, 2012, we entered into a new $300 million secured revolving credit facility with PEFCO that is guaranteed by Ex-Im to replace the previously existing facility in the amount of $250 million. At June 30, 2012, this working capital facility, which supports vehicle exports from the United States, was fully drawn. The new facility will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At June 30, 2012, we had $786 million of local credit facilities available to non-U.S. Automotive affiliates, of which $96 million has been utilized. Of the $786 million of committed credit facilities, $50 million expires in 2012, $181 million expires in 2013, $196 million expires in 2014, and $319 million expires in 2015 and $40 million thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash. Our Automotive sector net cash calculation as of the dates shown were as follows (in billions):

	June 30, 2012	December 31, 2011
Gross cash	$23.7	$22.9
Less:
Long-term debt	12.9	12.1
Debt payable within one year	1.3	1.0
Total debt	14.2	13.1
Net cash	$9.5	$9.8

Total debt at June 30, 2012 increased by about $1.1 billion from December 31, 2011, primarily reflecting the additional drawdowns of low-cost loans for advanced technology vehicle development and our renminbi-denominated debt issuance in Hong Kong.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit's funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. Ford Credit's liquidity remains strong, and it maintains cash balances and committed capacity that meet its business and funding requirements in all global market conditions.

Ford Credit ended the quarter with $21.6 billion of liquidity and $32.9 billion of committed capacity, compared with $17.1 billion of liquidity and $32.6 billion of committed capacity at December 31, 2011. It renewed about $10 billion of committed capacity in the second quarter.

At the end of the second quarter, managed receivables were $86 billion. Ford Credit ended the quarter with $11 billion in cash, and securitized funding was 48% of managed receivables, compared with 55% at year-end 2011. This reflects the mandatory exchange of $2.5 billion of asset-backed FUEL Notes for unsecured notes of Ford Credit, which was triggered by the upgrade to investment grade of Ford Credit's long-term, unsecured debt by two credit rating agencies during the second quarter of 2012.

Ford Credit is now projecting year-end 2012 managed receivables in the range of $85 billion to $90 billion, and securitized funding is expected to represent about 49% of total managed receivables. Ford Credit has reduced the upper end of the range to reflect uncertainty in Europe. It is Ford Credit's expectation that securitized funding as a percent of managed receivables will decline going forward.

Public Term Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2012, and its public term funding issuances through August 2, 2012, and for full-years 2011 and 2010 (in billions):

	Term Funding Plan
	2012
	Full-Year Forecast	Through August 2	Full-Year 2011	Full-Year 2010

Unsecured	$ 8-10	$6	$8	$6
Securitizations (a)	12-14	9	11	11
Total	$ 20-24	$15	$19	$17
__________

(a)	Includes Rule 144A offerings such as FUEL Notes issuance in 2011.

Ford Credit is on track to achieve its 2012 funding plan. Through August 2, 2012, Ford Credit completed $15 billion of public term funding in the United States, Canada, and Europe, including about $6 billion of unsecured debt, of which about $350 million was issued under the Ford Credit U.S. Retail Notes program. This reflects over half of its public term funding needs for the year.

For 2012, Ford Credit projects full-year public term funding in the range of $20 billion to $24 billion, consisting of $8 billion to $10 billion of unsecured debt and $12 billion to $14 billion of public securitizations. The public securitization range is up about $2 billion from the first quarter, reflecting a shift from private securitizations to public securitizations as a result of the success it had in the public markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table illustrates Ford Credit's liquidity programs and utilization (in billions):

	June 30, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$11.1	$12.1
Unsecured credit facilities	0.7	0.7
FCAR bank lines	6.6	7.9
Conduit / Bank Asset-Backed Securitizations ("ABS")	25.6	24.0
Total liquidity sources	$44.0	$44.7

Utilization of Liquidity
Securitization cash (c)	$(3.4)	$(3.7)
Unsecured credit facilities	—	(0.2)
FCAR bank lines	(5.6)	(6.8)
Conduit / Bank ABS	(9.4)	(14.5)
Total utilization of liquidity	(18.4)	(25.2)
Gross liquidity	25.6	19.5
Capacity in excess of eligible receivables	(4.0)	(2.4)
Liquidity available for use	$21.6	$17.1
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

At June 30, 2012 Ford Credit had $44 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $18.4 billion at quarter-end, compared to $25.2 billion at year end. The reduction of $6.8 billion from year end primarily reflects lower usage of its private conduits. Ford Credit ended the quarter with gross liquidity of $25.6 billion, which includes about $4 billion in capacity in excess of eligible receivables, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed.

Liquidity available for use remained strong at $21.6 billion at the end of the quarter, compared with $17.1 billion at year-end 2011. The increase of $4.5 billion from year end primarily reflects lower conduit utilization and the FUEL Notes exchange. Ford Credit expects liquidity to reduce by year end, closer to the first quarter level of $18.1 billion.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2012, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.1 billion, compared with $12.1 billion at year-end 2011.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Ford Credit currently does not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did it hold any at June 30, 2012. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $3.4 billion and $3.7 billion at June 30, 2012 and December 31, 2011, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its outstanding unsecured and asset-backed debt. Ford Credit repurchased unsecured and asset-backed debt of $165 million and $215 million in the second quarter and first half of 2012, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs. Ford Credit and its subsidiaries, including Ford Credit Europe ("FCE"), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from it eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.6 billion ($12.9 billion of retail, $8.5 billion of wholesale, and $4.2 billion of lease assets) at June 30, 2012, of which about $7.1 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.8 billion (of which $5.8 billion relates to FCE commitments), having maturities within the next twelve months and the remaining balance having maturities between September 2013 and August 2014. Ford Credit plans to achieve committed capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At June 30, 2012, $9.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit its ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Credit Facilities. At June 30, 2012, Ford Credit and its majority-owned subsidiaries had $721 million of contractually-committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $690 million at June 30, 2012) credit facility (the "FCE Credit Agreement") which matures in 2014. During the second quarter of 2012, FCE fully repaid the amount outstanding under the FCE Credit Agreement and at June 30, 2012, Ford Credit and its majority-owned subsidiaries had $721 million available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At June 30, 2012, FCE had £55 million (equivalent to about $86 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland, or Portugal.

In addition, at July 1, 2012, Ford Credit had about $6.6 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $300 million expires in 2012, $3.3 billion expires in 2013, and $3 billion expires in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2012, $6.6 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of its asset-backed securities. At July 1, 2012, the outstanding commercial paper balance for the FCAR program was $5.6 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	June 30, 2012	December 31, 2011
Total debt	$83.9	$84.7
Equity	9.1	8.9
Financial statement leverage (to 1)	9.2	9.5

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	June 30, 2012	December 31, 2011
Total debt	$83.9	$84.7
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.1)	(12.1)
Adjustments for derivative accounting (b)	(0.8)	(0.7)
Total adjusted debt	$72.0	$71.9

Equity	$9.1	$8.9
Adjustments for derivative accounting (b)	(0.2)	(0.2)
Total adjusted equity	$8.9	$8.7
Managed leverage (to 1) (c)	8.1	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2012, Ford Credit's managed leverage was 8.1 to 1 compared with 8.3 to 1 at December 31, 2011, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us. Through June 30, 2012, Ford Credit paid $300 million in distributions to its parent, including $200 million and $100 million in the first quarter and second quarter, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity/(Deficit). At June 30, 2012, Total equity/(deficit) attributable to Ford Motor Company was $17 billion, an increase of $2 billion compared with December 31, 2011. The increase reflects favorable changes in Retained earnings, primarily related to first half 2012 net income attributable to Ford of $2.4 billion, offset partially by cash dividends declared of $191 million, and unfavorable changes in Accumulated other comprehensive income/(loss) of $194 million.

Credit Ratings. Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the U.S. Securities and Exchange Commission:

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

The following ratings actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012:

•
On May 22, 2012, Moody's upgraded Ford's long-term senior unsecured debt to Baa3 from Ba2. Moody's also upgraded Ford Credit's long-term senior unsecured rating to Baa3 from Ba1. The outlook is stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BB	B (high)	Positive *	BB (high)	R-4	Positive *
Fitch	BBB-	BBB-	Stable	BBB-	F3	Stable
Moody's	N/A	Baa3	Stable	Baa3	P3	Stable
S&P	BB+	BB+	Stable	BB+ **	NR	Stable
__________

*	DBRS placed Ford and Ford Credit under review with positive implications on May 4, 2012.

**	S&P assigns FCE a long-term senior unsecured rating of BBB-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our One Ford plan - to aggressively restructure to operate profitably at current demand and changing model mix, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team leveraging our global assets - provides the guiding strategy for our business.

Our projected vehicle production is as follows (in thousands):

	Third Quarter 2012 (a)
	Planned Vehicle Unit Production	Over/(Under) Third Quarter 2011
Ford North America	690	34
Ford South America	120	1
Ford Europe	320	(31)
Ford Asia Pacific Africa	275	65
Total	1,405	69
__________
(a) Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year increase in planned production is more than explained by higher volumes in North America and Asia Pacific Africa. Although third quarter production in South America is expected to be about the same as last year, this includes substantial production reductions in Venezuela in response to restricted availability of foreign currency. Compared with second quarter 2012, third quarter 2012 production is down 45,000 units, reflecting seasonal summer shutdowns in North America and Europe. Our planned production level is consistent with our disciplined strategy to match production with consumer demand.

We expect 2012 global economic growth to continue in a range of 2% to 3%. Economic growth in the United States is expected to be in the range of 2% to 2.5% this year, with industry sales supported by increasing replacement demand given the older age of vehicles on the road. In South America, Brazil's economic growth is projected to range from 2% to 3%, supported by fiscal- and monetary-policy easing to stimulate the economy. In Europe, we expect weak conditions to continue, with several European markets undergoing fiscal austerity programs to achieve debt restructuring. In the Asia Pacific Africa region, China and India have experienced broad-based weakness in growth rates, which has prompted some policy easing, including interest rate cuts and increased government spending. We expect more policy actions are likely to stabilize economic growth in these countries.

Within the current economic environment, our planning assumptions and key metrics for 2012 include the following:

	Memo: First Half 2012	2012 Full-Year Plan	2012 Full-Year Outlook
Industry Volume (million units) (a)
–United States	14.6	13.5 – 14.5	14.5 – 15.0
–Europe (b)	14.3	14.0 – 15.0	About 14

Operational Metrics
Compared with prior full year:
–U.S. Market Share	15.4%	About Equal (compared with 16.5%)	Lower
–Europe Market Share (b)	8.1%	About Equal (compared with 8.3%)	Lower
–Quality	Mixed	Improve	Mixed

Financial Metrics
Compared with prior full year:
–Automotive Pre-Tax Operating Profit (c)	$3.2 Billion	Higher (compared with $6.3 Billion)	About Equal / Lower
–Ford Credit Pre-Tax Operating Profit	$0.9 Billion	Lower (compared with $2.4 Billion)	On Track
–Total Company Pre-Tax Operating Profit (c)	$4.1 Billion	About Equal (compared with $8.8 Billion)	Lower
–Automotive Structural Cost Increase (d)	$0.6 Billion	Less than $2 Billion	On Track
–Automotive Operating Margin (c)	5.6%	Improve (compared with 5.4%)	About Equal / Lower

Absolute amount:
–Capital Spending	$2.2 Billion	$5.5 Billion – $6 Billion	About $5 Billion
__________

(a)	Includes medium and heavy trucks; seasonally-adjusted annual rate.

(b)	For the 19 markets we track.

(c)	Excludes special items; Automotive operating margin equal to Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(d)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our expectation for industry sales volumes is unchanged from prior guidance, although U.S. industry sales volume, based on recent months, could be at the lower end of our forecasted range. We expect U.S. and Europe full-year market share to be lower compared with 2011, and continue to expect quality to be mixed.

Our full-year guidance is unchanged in the following areas:

•	Ford Credit pre-tax profit to be about $1.5 billion

•	Automotive structural cost increase of less than $2 billion compared with the prior year

•	Positive full-year Automotive operating-related cash flow

Given business conditions primarily in Europe and South America, we now expect:

•	Automotive pre-tax operating profit and Automotive operating margin to be about equal to or lower than 2011

•	Total Company pre-tax operating profit to be strong, but lower than 2011

We now also expect capital spending to be lower, at about $5 billion, reflecting mainly efficiencies. We now expect net interest expense in 2012 to be in the range of $500 million to $550 million.

As we look at the regions, our outlook for Ford North America is unchanged. We expect significantly higher full year pre-tax profit and operating margin compared with 2011, as consumers continue to respond to our strong product line-up, including the recently launched all-new Escape and the all-new Fusion launching later in the year. We also remain committed to maintaining our competitive cost structure as we grow our business.

Although we continue to expect Ford South America to be profitable for the full year, we now expect the level to be substantially lower than 2011. This reflects increased competitive pressures, weakening currencies, and changes in government policies affecting areas such as trade and access to foreign currency. We are continuing to work on actions to strengthen our competitiveness in this changing environment, looking at all areas of the business to improve our operating results. These actions include fully leveraging our One Ford plan, including the introduction of an all-new lineup of global products over the next two years, starting with the launch of the Ranger, EcoSport and Fusion in the second half of 2012.

Given the deteriorating external environment in Europe, we now expect our full year loss for Ford Europe to exceed $1 billion. The magnitude of the loss will be affected by a variety of factors, including the overall economic environment, competitive actions, and our response to these developments. We recognize the seriousness of the situation in Europe, and we view the challenges the industry faces as more structural than cyclical in nature. While we are affected significantly because of our strong presence in the region, we understand what it takes to be profitable and to generate an appropriate return on our investments. We have faced very challenging situations in other parts of our business before and addressed them successfully through our One Ford plan. We will do the same now in Europe, which is an important and valued part of our business. We are reviewing all areas of our business to address the near-term challenges while ensuring we are building a strong business for the future. It is premature to discuss details of what our plans may be in response to the situation in Europe, but we will continue to communicate our plans at the appropriate times to all of our stakeholders.

Although we incurred a first half loss at Ford Asia Pacific Africa, we expect the results to improve in the second half, due mainly to favorable volume and mix as we benefit from added capacity in China and Thailand and the new Focus and all-new Ranger.

We continue to expect full-year 2012 pre-tax profits of about $1.5 billion at Ford Credit, with distributions for full year of between $500 million and $1 billion. Ford Credit will continue to assess future distributions based on available liquidity and managed leverage objectives. Ford Credit anticipates managed receivables to be in the range of $110 billion to $120 billion by mid-decade, and to be in the range of $85 billion to $90 billion at year-end 2012. It also projects managed leverage of 8-9:1 for the foreseeable future, which is a decrease from the prior target of 10-11:1 and is consistent with its goal of achieving and maintaining a strong investment grade balance sheet. Lower leverage has resulted in a change in its mid-decade outlook for return on equity from low double digits to high single digits.

We have made substantial progress in recent years by executing the fundamentals of our One Ford plan, and we are working toward our mid-decade outlook. Looking ahead, our One Ford plan will continue to guide us as we work to sustain our strong North America operation and grow our important Ford Credit business, while addressing the diverse challenges and opportunities we have in other parts of the world.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2012 and 2011 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2012 was a liability of $447 million, compared with a liability of $236 million as of December 31, 2011. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $1.8 billion at June 30, 2012, compared with a decrease of $1.7 billion as of December 31, 2011.

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2012 was a liability of $332 million, compared with a liability of $370 million as of December 31, 2011. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $159 million at June 30, 2012, compared with a decrease of $203 million at December 31, 2011.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2012, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $69 million over the next twelve months, compared with an increase of $60 million at December 31, 2011. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Bob Shanks, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Brazilian State Tax Matters (as previously reported on page 27 of our 2011 Form 10-K Report). As previously disclosed, two Brazilian states levied tax assessments against Ford Brazil, claiming that certain state tax incentives from the state of Bahia did not receive formal approval from the organization of Brazilian state treasury offices. On June 15, 2012, we received a tax assessment from a third state, as anticipated, and we are challenging the assessment. Within each of these state systems, we have appealed the state's tax assessment to the administrative level; if we do not prevail at the administrative level, we plan to appeal to the relevant state court, which likely would require us to post significant cash or other collateral in order to proceed. On July 21, 2012, the administrative stage in one state became final; we began preparing for our appeal to the relevant state court, which we expect to commence later this year or early in 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, we commenced a modest anti-dilutive share repurchase program during the first quarter of 2012, which authorizes repurchase of our Common Stock in an amount up to an estimated $150 million, to offset the dilutive effect of share-based compensation. During the second quarter of 2012, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	$—	—	$123 million
May 1, 2012 through May 31, 2012	1,740,000	10.52	1,740,000	$105 million
June 1, 2012 through June 30, 2012	1,305,000	10.44	1,305,000	$91 million
Total/Average	3,045,000	$10.49	3,045,000	—
__________

(a)
This quarter, includes no shares acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay:  (i) income tax related to the lapse of restrictions on restricted stock or the issuance of unrestricted stock; and (ii) the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	August 3, 2012

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.
Exhibit 15	Letter from PricewaterhouseCoopers LLP dated August 3, 2012 relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
__________
* Management contract or compensatory plan or arrangement.
** Submitted electronically with this Report in accordance with the provisions of Regulation S-T.