Form 10-Q
period 2012-09-30
FORD MOTOR CO
filed 2012-11-02
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, Ford had outstanding 3,741,809,920 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

80

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2012 and 2011
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(unaudited)
Revenues
Automotive	$30,247	$31,043	$92,100	$95,557
Financial Services	1,925	2,004	5,728	6,131
Total revenues	32,172	33,047	97,828	101,688

Costs and expenses
Automotive cost of sales	26,543	27,617	81,166	83,646
Selling, administrative and other expenses	2,909	2,861	8,774	8,502
Interest expense	962	1,096	2,959	3,397
Financial Services provision for credit and insurance losses	57	5	24	(28)
Total costs and expenses	30,471	31,579	92,923	95,517

Automotive interest income and other income/(loss), net (Note 15)	320	98	387	337
Financial Services other income/(loss), net (Note 15)	96	176	262	314
Equity in net income/(loss) of affiliated companies	129	104	325	406
Income/(Loss) before income taxes	2,246	1,846	5,879	7,228
Provision for/(Benefit from) income taxes (Note 16)	613	194	1,810	620
Net income/(loss)	1,633	1,652	4,069	6,608
Less: Income/(Loss) attributable to noncontrolling interests	2	3	2	10
Net income/(loss) attributable to Ford Motor Company	$1,631	$1,649	$4,067	$6,598

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)	$0.43	$0.43	$1.07	$1.74
Diluted income/(loss)	$0.41	$0.41	$1.02	$1.62

Cash dividends declared	$0.05	$—	$0.10	$—

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2012 and 2011
(in millions)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(unaudited)
Net income/(loss)	$1,633	$1,652	$4,069	$6,608
Other comprehensive income/(loss), net of tax (Note 14)
Foreign currency translation	440	(1,317)	185	(481)
Derivative instruments	1	43	(151)	177
Pension and other postretirement benefits	(54)	241	159	346
Total other comprehensive income/(loss), net of tax	387	(1,033)	193	42
Comprehensive income/(loss)	2,020	619	4,262	6,650
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	3	2	8
Comprehensive income/(loss) attributable to Ford Motor Company	$2,018	$616	$4,260	$6,642

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2012 and 2011
(in millions, except per share amounts)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(unaudited)
AUTOMOTIVE
Revenues	$30,247	$31,043	$92,100	$95,557
Costs and expenses
Cost of sales	26,543	27,617	81,166	83,646
Selling, administrative and other expenses	2,092	2,202	6,460	6,690
Total costs and expenses	28,635	29,819	87,626	90,336

Interest expense	198	181	571	634

Interest income and other income/(loss), net (Note 15)	320	98	387	337
Equity in net income/(loss) of affiliated companies	124	100	298	391
Income/(Loss) before income taxes — Automotive	1,858	1,241	4,588	5,315

FINANCIAL SERVICES
Revenues	1,925	2,004	5,728	6,131
Costs and expenses
Interest expense	764	915	2,388	2,763
Depreciation	653	481	1,852	1,289
Operating and other expenses	164	178	462	523
Provision for credit and insurance losses	57	5	24	(28)
Total costs and expenses	1,638	1,579	4,726	4,547

Other income/(loss), net (Note 15)	96	176	262	314
Equity in net income/(loss) of affiliated companies	5	4	27	15
Income/(Loss) before income taxes — Financial Services	388	605	1,291	1,913

TOTAL COMPANY
Income/(Loss) before income taxes	2,246	1,846	5,879	7,228
Provision for/(Benefit from) income taxes (Note 16)	613	194	1,810	620
Net income/(loss)	1,633	1,652	4,069	6,608
Less: Income/(Loss) attributable to noncontrolling interests	2	3	2	10
Net income/(loss) attributable to Ford Motor Company	$1,631	$1,649	$4,067	$6,598

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$13,539	$17,148
Marketable securities	21,996	18,618
Finance receivables, net (Note 5)	68,332	69,976
Other receivables, net	10,737	8,565
Net investment in operating leases	16,117	12,838
Inventories (Note 7)	8,208	5,901
Equity in net assets of affiliated companies	2,716	2,936
Net property	24,347	22,371
Deferred income taxes	13,526	15,125
Net intangible assets	89	100
Other assets	5,073	4,770
Total assets	$184,680	$178,348

LIABILITIES
Payables	$20,793	$17,724
Accrued liabilities and deferred revenue (Note 9)	43,484	45,369
Debt (Note 11)	100,604	99,488
Deferred income taxes	593	696
Total liabilities	165,474	163,277

Redeemable noncontrolling interest (Note 13)	320	—

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,766 million shares issued)	38	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,931	20,905
Retained earnings/(Accumulated deficit)	16,670	12,985
Accumulated other comprehensive income/(loss) (Note 14)	(18,541)	(18,734)
Treasury stock	(258)	(166)
Total equity/(deficit) attributable to Ford Motor Company	18,841	15,028
Equity/(Deficit) attributable to noncontrolling interests	45	43
Total equity/(deficit)	18,886	15,071
Total liabilities and equity	$184,680	$178,348

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$2,904	$3,402
Finance receivables, net	44,365	49,795
Net investment in operating leases	5,079	6,354
Other assets	3	157
LIABILITIES
Accrued liabilities and deferred revenue	139	97
Debt	37,563	41,421

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$6,220	$7,965
Marketable securities	17,885	14,984
Total cash and marketable securities	24,105	22,949
Receivables, less allowances of $120 and $126	5,077	4,219
Inventories (Note 7)	8,208	5,901
Deferred income taxes	2,384	1,791
Net investment in operating leases	1,828	1,356
Other current assets	849	1,053
Current receivable from Financial Services	667	878
Total current assets	43,118	38,147
Equity in net assets of affiliated companies	2,579	2,797
Net property	24,213	22,229
Deferred income taxes	12,097	13,932
Net intangible assets	89	100
Non-current receivable from Financial Services	—	32
Other assets	2,288	1,549
Total Automotive assets	84,384	78,786
Financial Services
Cash and cash equivalents	7,319	9,183
Marketable securities	4,111	3,835
Finance receivables, net (Note 5)	72,598	73,330
Net investment in operating leases	14,289	11,482
Equity in net assets of affiliated companies	137	139
Other assets	3,689	3,605
Total Financial Services assets	102,143	101,574
Intersector elimination	(667)	(1,112)
Total assets	$185,860	$179,248
LIABILITIES
Automotive
Trade payables	$16,975	$14,015
Other payables	2,757	2,734
Accrued liabilities and deferred revenue (Note 9)	15,060	15,003
Deferred income taxes	12	40
Debt payable within one year (Note 11)	1,254	1,033
Total current liabilities	36,058	32,825
Long-term debt (Note 11)	12,944	12,061
Other liabilities (Note 9)	24,773	26,910
Deferred income taxes	252	255
Total Automotive liabilities	74,027	72,051
Financial Services
Payables	1,061	975
Debt (Note 11)	86,406	86,595
Deferred income taxes	1,509	1,301
Other liabilities and deferred income (Note 9)	3,651	3,457
Payable to Automotive	667	910
Total Financial Services liabilities	93,294	93,238
Intersector elimination	(667)	(1,112)
Total liabilities	166,654	164,177

Redeemable noncontrolling interest (Note 13)	320	—

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,766 million shares issued)	38	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,931	20,905
Retained earnings/(Accumulated deficit)	16,670	12,985
Accumulated other comprehensive income/(loss) (Note 14)	(18,541)	(18,734)
Treasury stock	(258)	(166)
Total equity/(deficit) attributable to Ford Motor Company	18,841	15,028
Equity/(Deficit) attributable to noncontrolling interests	45	43
Total equity/(deficit)	18,886	15,071
Total liabilities and equity	$185,860	$179,248

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2012 and 2011
(in millions)

	First Nine Months
	2012	2011
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$9,406	$10,019

Cash flows from investing activities of continuing operations
Capital expenditures	(3,603)	(3,135)
Acquisitions of retail and other finance receivables and operating leases	(29,034)	(26,150)
Collections of retail and other finance receivables and operating leases	23,933	25,626
Purchases of securities	(66,232)	(58,365)
Sales and maturities of securities	63,119	62,440
Cash change due to consolidation of joint venture	191	—
Proceeds from sale of business	65	150
Settlements of derivatives	(681)	50
Other	(381)	375
Net cash provided by/(used in) investing activities	(12,623)	991

Cash flows from financing activities of continuing operations
Cash dividends	(572)	—
Purchases of Common Stock	(92)	—
Changes in short-term debt	(2,111)	1,552
Proceeds from issuance of other debt	25,272	25,070
Principal payments on other debt	(23,041)	(35,915)
Other	162	79
Net cash provided by/(used in) financing activities	(382)	(9,214)

Effect of exchange rate changes on cash and cash equivalents	(10)	(72)

Net increase/(decrease) in cash and cash equivalents	$(3,609)	$1,724

Cash and cash equivalents at January 1	$17,148	$14,805
Cash and cash equivalents of held-for-sale operations at January 1	—	—
Net increase/(decrease) in cash and cash equivalents	(3,609)	1,724
Less: Cash and cash equivalents of held-for-sale operations at September 30	—	69
Cash and cash equivalents at September 30	$13,539	$16,460

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2012 and 2011
(in millions)

	First Nine Months 2012		First Nine Months 2011
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$4,113	$3,624	$6,783	$3,194

Cash flows from investing activities of continuing operations
Capital expenditures	(3,580)	(23)	(3,121)	(14)
Acquisitions of retail and other finance receivables and operating leases	—	(29,036)	—	(26,082)
Collections of retail and other finance receivables and operating leases	—	23,933	—	25,626
Net collections/(acquisitions) of wholesale receivables	—	1,671	—	(26)
Purchases of securities	(50,166)	(16,066)	(36,261)	(22,104)
Sales and maturities of securities	47,534	15,786	37,830	24,610
Settlements of derivatives	(634)	(47)	140	(90)
Cash change due to consolidation of joint venture	191	—	—	—
Proceeds from sale of business	54	11	135	15
Investing activity (to)/from Financial Services	794	—	2,589	—
Other	(279)	(102)	196	179
Net cash provided by/(used in) investing activities	(6,086)	(3,873)	1,508	2,114

Cash flows from financing activities of continuing operations
Cash dividends	(572)	—	—	—
Purchases of Common Stock	(92)	—	—	—
Changes in short-term debt	26	(2,137)	(325)	1,877
Proceeds from issuance of other debt	1,502	23,770	1,963	23,107
Principal payments on other debt	(647)	(22,595)	(7,982)	(27,933)
Financing activity to/(from) Automotive	—	(794)	—	(2,589)
Other	16	146	68	11
Net cash provided by/(used in) financing activities	233	(1,610)	(6,276)	(5,527)

Effect of exchange rate changes on cash and cash equivalents	(5)	(5)	(158)	86

Net increase/(decrease) in cash and cash equivalents	$(1,745)	$(1,864)	$1,857	$(133)

Cash and cash equivalents at January 1	$7,965	$9,183	$6,301	$8,504
Cash and cash equivalents of held-for-sale operations at January 1	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	(1,745)	(1,864)	1,857	(133)
Less: Cash and cash equivalents of held-for-sale operations at September 30	—	—	69	—
Cash and cash equivalents at September 30	$6,220	$7,319	$8,089	$8,371

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the Periods Ended September 30, 2012 and 2011
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 14)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income/(loss)	—	—	4,067	—	—	4,067	2	4,069
Other comprehensive income/(loss), net of tax	—	—	—	193	—	193	—	193
Common stock issued (including share-based compensation impacts)	1	26	—	—	—	27	—	27
Treasury stock/other	—	—	—	—	(92)	(92)	—	(92)
Cash dividends declared	—	—	(382)	—	—	(382)	—	(382)
Balance at September 30, 2012	$39	$20,931	$16,670	$(18,541)	$(258)	$18,841	$45	$18,886

Balance at December 31, 2010	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)
Net income/(loss)	—	—	6,598	—	—	6,598	10	6,608
Other comprehensive income/(loss), net of tax	—	—	—	44	—	44	(2)	42
Common stock issued (including share-based compensation impacts)	—	22	—	—	—	22	—	22
Treasury stock/other	—	(6)	—	—	(3)	(9)	5	(4)
Cash dividends declared	—	—	—	—	—	—	—	—
Balance at September 30, 2011	$38	$20,819	$(440)	$(14,269)	$(166)	$5,982	$44	$6,026

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	September 30, 2012	December 31, 2011
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,384	$1,791
Automotive sector non-current deferred income tax assets	12,097	13,932
Financial Services sector deferred income tax assets (a)	225	302
Total	14,706	16,025
Reclassification for netting of deferred income taxes	(1,180)	(900)
Consolidated balance sheet presentation of deferred income tax assets	$13,526	$15,125

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$12	$40
Automotive sector non-current deferred income tax liabilities	252	255
Financial Services sector deferred income tax liabilities	1,509	1,301
Total	1,773	1,596
Reclassification for netting of deferred income taxes	(1,180)	(900)
Consolidated balance sheet presentation of deferred income tax liabilities	$593	$696
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2012	2011
Automotive net cash provided by/(used in) operating activities	$4,113	$6,783
Financial Services net cash provided by/(used in) operating activities	3,624	3,194
Total sector net cash provided by/(used in) operating activities	7,737	9,977
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	1,671	(26)
Finance receivables (b)	(2)	68
Consolidated net cash provided by/(used in) operating activities	$9,406	$10,019

Automotive net cash provided by/(used in) investing activities	$(6,086)	$1,508
Financial Services net cash provided by/(used in) investing activities	(3,873)	2,114
Total sector net cash provided by/(used in) investing activities	(9,959)	3,622
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(1,671)	26
Finance receivables (b)	2	(68)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector	(201)	—
Elimination of investing activity to/(from) Financial Services in consolidation	(794)	(2,589)
Consolidated net cash provided by/(used in) investing activities	$(12,623)	$991

Automotive net cash provided by/(used in) financing activities	$233	$(6,276)
Financial Services net cash provided by/(used in) financing activities	(1,610)	(5,527)
Total sector net cash provided by/(used in) financing activities	(1,377)	(11,803)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector	201	—
Elimination of investing activity to/(from) Financial Services in consolidation	794	2,589
Consolidated net cash provided by/(used in) financing activities	$(382)	$(9,214)
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations

At September 30, 2012 and December 31, 2011, we had $540 million and $301 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $627 million and $331 million in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively. As a result of regulation of foreign currency exchange in Venezuela, the official exchange rate of 4.3 bolivars to the U.S. dollar is used to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. The Venezuelan government also controls securities transactions in the parallel exchange market. Our ability to obtain funds in the parallel exchange market has been limited. For any U.S. dollars that we obtain at a rate less favorable than the official rate, we realize a loss for the difference in the exchange rates at the time of the transaction. Based on our net monetary position at
September 30, 2012, a devaluation equal to a 50% change in the official bolivar exchange rate would have resulted in a balance sheet translation loss of approximately $180 million. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay obligations denominated in U.S. dollars as well as our ability to benefit from those operations.

Long-Lived Asset Impairment Testing

During the third quarter of 2012, operating profits and cash flow from operations outside of North America remained under pressure. In particular, industry sales volume for the markets we track in Europe declined significantly in recent years with only modest improvement expected by mid-decade, suggesting that current changes in the European business environment are more structural than cyclical in nature. Against this backdrop, we determined that it was appropriate to test for impairment the long-lived assets of our Ford Europe segment. Using our economic and business projections, including an assumption of an 8% operating margin for Ford Europe over the longer term, we determined that the carrying value of our long-lived assets at September 30, 2012 did not exceed fair value. If in future quarters our economic or business projections were to change as a result of our plans or changes in the business environment, we would undertake additional testing as appropriate, which could result in an impairment of long-lived assets.

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The new accounting standard is effective for us as of January 1, 2013.

Intangibles - Goodwill and Other. In July 2012, the FASB issued a new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The new accounting standard is effective for us as of January 1, 2013.

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

•	Level 1 - inputs include quoted prices for identical instruments and are the most observable

•	Level 2 - inputs include quoted prices for similar instruments and observable inputs such as interest rates, currency exchange rates, and yield curves

•	Level 3 - inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the instruments

We review the inputs to the fair value measurements to ensure they are appropriately categorized within the fair value hierarchy. Transfers into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period.

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

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

Ford Credit's two Ford Upgrade Exchange Linked securitization transactions ("FUEL Notes") had derivative features that included a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt received two investment grade credit ratings among Fitch, Moody's, and S&P, and a make-whole provision.  Ford Credit estimated the fair value of these features by comparing the market value of the FUEL Notes to the value of a hypothetical debt instrument without these features. In the second quarter of 2012, Ford Credit received two investment grade credit ratings, thereby triggering the mandatory exchange feature and the FUEL Notes derivatives were extinguished.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	384	—	384	—	319	—	319
Non-U.S. government	—	86	—	86	—	168	—	168
Non-U.S. government agencies (a)	—	165	—	165	—	820	—	820
Corporate debt	—	19	—	19	—	2	—	2
Total cash equivalents – financial instruments (b)	—	654	—	654	—	1,309	—	1,309
Marketable securities (c)
U.S. government	6,226	—	—	6,226	2,960	—	—	2,960
U.S. government-sponsored enterprises	—	3,813	—	3,813	—	4,852	—	4,852
Non-U.S. government agencies (a)	—	4,161	—	4,161	—	4,558	—	4,558
Corporate debt	—	2,004	—	2,004	—	1,631	—	1,631
Mortgage-backed and other asset-backed	—	25	—	25	—	38	—	38
Equities	89	—	—	89	129	—	—	129
Non-U.S. government	—	1,539	—	1,539	—	598	—	598
Other liquid investments (d)	—	28	—	28	—	17	—	17
Total marketable securities	6,315	11,570	—	17,885	3,089	11,694	—	14,783
Derivative financial instruments
Foreign currency exchange contracts	—	137	—	137	—	198	14	212
Commodity contracts	—	21	2	23	—	1	1	2
Other – warrants	—	—	—	—	—	—	4	4
Total derivative financial instruments (e)	—	158	2	160	—	199	19	218
Total assets at fair value	$6,315	$12,382	$2	$18,699	$3,089	$13,202	$19	$16,310
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$589	$—	$589	$—	$442	$6	$448
Commodity contracts	—	127	33	160	—	289	83	372
Total derivative financial instruments (e)	—	716	33	749	—	731	89	820
Total liabilities at fair value	$—	$716	$33	$749	$—	$731	$89	$820
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.7 billion and $4.6 billion at September 30, 2012 and December 31, 2011, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.8 billion and $2.1 billion at September 30, 2012 and December 31, 2011, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$1	$—	$—	$1	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	167	—	167	—	75	—	75
Non-U.S. government	—	16	—	16	—	15	—	15
Non-U.S. government agencies (a)	—	5	—	5	—	150	—	150
Corporate debt	—	18	—	18	—	—	—	—
Total cash equivalents – financial instruments (b)	1	206	—	207	1	240	—	241
Marketable securities
U.S. government	2,071	—	—	2,071	619	—	—	619
U.S. government-sponsored enterprises	—	449	—	449	—	713	—	713
Non-U.S. government agencies (a)	—	175	—	175	—	778	—	778
Corporate debt	—	1,206	—	1,206	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	73	—	73	—	88	—	88
Non-U.S. government	—	121	—	121	—	444	—	444
Other liquid investments (c)	—	16	—	16	—	7	—	7
Total marketable securities	2,071	2,040	—	4,111	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,495	—	1,495	—	1,196	—	1,196
Foreign currency exchange contracts	—	6	—	6	—	30	—	30
Cross-currency interest rate swap contracts	—	—	—	—	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments (e)	—	1,501	—	1,501	—	1,238	137	1,375
Total assets at fair value	$2,072	$3,747	$—	$5,819	$620	$4,694	$137	$5,451
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$284	$—	$284	$—	$237	$—	$237
Foreign currency exchange contracts	—	33	—	33	—	50	—	50
Cross-currency interest rate swap contracts	—	83	—	83	—	12	—	12
Total derivative financial instruments (e)	—	400	—	400	—	299	—	299
Total liabilities at fair value	$—	$400	$—	$400	$—	$299	$—	$299
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.9 billion and $6 billion at September 30, 2012 and December 31, 2011, respectively, for the Financial Services sector. In addition to these cash equivalents, our Financial Services sector also had cash on hand totaling $2.2 billion and $3 billion at September 30, 2012 and December 31, 2011, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the periods ended September 30 (in millions):

	First Nine Months
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$(70)	$(70)	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	1	1	—	(86)	(86)
Interest income and other income/(loss), net	—	(4)	(4)	(1)	(2)	(3)
Other comprehensive income/(loss) (a)	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	(3)	(3)	(1)	(88)	(89)
Purchases, issues, sales, and settlements
Purchases	—	—	—	7	—	7
Issues	—	—	—	—	—	—
Sales	—	—	—	(1)	—	(1)
Settlements	—	52	52	—	(29)	(29)
Total purchases, issues, sales, and settlements	—	52	52	6	(29)	(23)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(10)	(10)	(6)	2	(4)
Ending balance	$—	$(31)	$(31)	$1	$(77)	$(76)
Unrealized gains/(losses) on instruments still held	$—	$(2)	$(2)	$—	$(79)	$(79)

Financial Services Sector
Beginning balance	$—	$137	$137	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(81)	(81)	—	398	398
Other comprehensive income/(loss) (a)	—	—	—	—	(1)	(1)
Interest income/(expense) (c)	—	—	—	—	65	65
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	462	462
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	108	108
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	181	186
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	(6)	(13)	(19)
Ending balance	$—	$—	$—	$—	$541	$541
Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$481	$481
 _________

(a)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)	Represents transfers out due to the increase in availability of observable data.

(c)	Recorded in Interest expense.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy at September 30, 2012 and December 31, 2011 that were still held on our balance sheet at those dates (in millions):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables	$—	$—	$55	$55	$—	$—	$70	$70
Dealer loans	—	—	2	2	—	—	6	6
Total North America	—	—	57	57	—	—	76	76
International
Retail receivables	—	—	27	27	—	—	39	39
Total International	—	—	27	27	—	—	39	39
Total Financial Services sector	$—	$—	$84	$84	$—	$—	$115	$115

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the periods ended September 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Third Quarter		First Nine Months
	2012	2011	2012	2011
Financial Services Sector
North America
Retail receivables	$(6)	$(8)	$(14)	$(19)
Dealer loans	—	—	—	—
Total North America	(6)	(8)	(14)	(19)
International
Retail receivables	(6)	(3)	(11)	(11)
Total International	(6)	(3)	(11)	(11)
Total Financial Services sector	$(12)	$(11)	$(25)	$(30)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies at September 30, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	$(31)	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$(32) - $(30)
Financial Services Sector
Nonrecurring basis
Retail receivables
North America	$55	Income Approach	POD percentage	$44 - $55
International	$27	Income Approach	ARV percentage	$22 - $33
Dealer loans	$2	Income Approach	Estimated market value	$2 - $4

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	September 30, 2012	December 31, 2011
Automotive sector	$167	$330
Financial Services sector	266	149
Total Company	$433	$479

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	September 30, 2012	December 31, 2011
Automotive sector (a)	$733	$355
Financial Services sector	72,598	73,330
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,999)	(3,709)
Finance receivables, net	$68,332	$69,976
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector notes receivable consist primarily of amounts loaned to Ford Romania SA, Geely Sweden AB, and FordSollers. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net were as follows (in millions):

	September 30, 2012	December 31, 2011
Notes receivable	$760	$384
Less: Allowance for credit losses	(27)	(29)
Notes receivable, net	$733	$355

Financial Services Sector

Our Financial Services sector finance receivables primarily relate to Ford Credit, but also include the Other Financial Services segment and certain intersector eliminations.

Our Financial Services sector segments the North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables.  The receivables are secured by the vehicles, inventory, or other property being financed.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Non-Consumer Segment. Receivables in this portfolio segment relate to products offered to automotive dealers.  The products include:

•	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing

•	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities

•	Other financing – receivables related to the sale of parts and accessories to dealers

Finance receivables, net were as follows (in millions):

	September 30, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$39,279	$8,261	$47,540	$38,406	$8,400	$46,806
Less: Unearned interest supplements	(1,326)	(215)	(1,541)	(1,407)	(219)	(1,626)
Retail	37,953	8,046	45,999	36,999	8,181	45,180
Direct financing leases, gross	31	2,265	2,296	4	2,683	2,687
Less: Unearned interest supplements	—	(88)	(88)	—	(116)	(116)
Direct financing leases	31	2,177	2,208	4	2,567	2,571
Consumer finance receivables	$37,984	$10,223	$48,207	$37,003	$10,748	$47,751
Non-Consumer
Wholesale	$15,517	$6,792	$22,309	$15,413	$8,416	$23,829
Dealer loans	1,146	58	1,204	1,088	63	1,151
Other	878	394	1,272	723	377	1,100
Non-Consumer finance receivables	17,541	7,244	24,785	17,224	8,856	26,080
Total recorded investment	$55,525	$17,467	$72,992	$54,227	$19,604	$73,831

Recorded investment in finance receivables	$55,525	$17,467	$72,992	$54,227	$19,604	$73,831
Less: Allowance for credit losses	(298)	(96)	(394)	(388)	(113)	(501)
Finance receivables, net	$55,227	$17,371	$72,598	$53,839	$19,491	$73,330

Net finance receivables subject to fair value (a)			$70,388			$70,754
Fair value			72,296			72,294
__________

(a)
At September 30, 2012 and December 31, 2011, excludes $2.2 billion and $2.6 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 3 for additional information.

Our Financial Services sector excluded in the recorded investment in finance receivables at September 30, 2012 and December 31, 2011 $173 million and $180 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at September 30, 2012 and December 31, 2011 were North America consumer receivables of $23.9 billion and $29.4 billion and non-consumer receivables of $14.2 billion and $14.2 billion, respectively, and International consumer receivables of $6.1 billion and $7.1 billion and non-consumer receivables of $4.3 billion and $5.6 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt and other obligations issued or arising in securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions (see Note 8).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our Financial Services sector finance receivables balances at September 30, 2012 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$625	$72	$20	$55	$772	$37,181	$37,953
Direct financing leases	—	—	—	—	—	31	31
Non-Consumer
Wholesale	—	1	1	2	4	15,513	15,517
Dealer loans	3	4	4	11	22	1,124	1,146
Other	—	—	—	—	—	878	878
Total North America recorded investment	628	77	25	68	798	54,727	55,525

International
Consumer
Retail	34	18	10	28	90	7,956	8,046
Direct financing leases	6	3	2	3	14	2,163	2,177
Non-Consumer
Wholesale	1	—	—	4	5	6,787	6,792
Dealer loans	—	—	—	1	1	57	58
Other	—	—	—	2	2	392	394
Total International recorded investment	41	21	12	38	112	17,355	17,467
Total recorded investment	$669	$98	$37	$106	$910	$72,082	$72,992

Consumer Credit Quality. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and customer and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of retail and direct financing lease receivables based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns. These models allow for more focused collection activity on higher-risk accounts and are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk.

Credit quality ratings for our consumer receivables are categorized as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

The credit quality analysis of our Financial Services sector consumer receivables portfolio was as follows (in millions):

	September 30, 2012		December 31, 2011
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$37,806	$31	$36,839	$4
Special Mention	92	—	90	—
Substandard	55	—	70	—
Total North America recorded investment	37,953	31	36,999	4

International
Pass	7,990	2,169	8,107	2,559
Special Mention	28	5	34	5
Substandard	28	3	40	3
Total International recorded investment	8,046	2,177	8,181	2,567
Total recorded investment	$45,999	$2,208	$45,180	$2,571

Non-Consumer Credit Quality. For all classes of non-consumer receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each commercial lending request is evaluated by taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

Dealers are assigned to one of four groups according to their risk rating as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

We suspend credit lines and extends no further funding to dealers classified in Group IV.

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher-risk (i.e., Group III and Group IV) dealers. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Performance of non-consumer receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle. Wholesale and dealer loan receivables with the same dealer share the same risk rating. The credit quality analysis of wholesale and dealer loan receivables was as follows (in millions):

	September 30, 2012		December 31, 2011
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,934	$943	$12,645	$861
Group II	2,322	149	2,489	165
Group III	247	48	273	58
Group IV	14	6	6	4
Total North America recorded investment	15,517	1,146	15,413	1,088

International
Group I	4,356	38	5,115	42
Group II	1,352	10	1,965	10
Group III	1,080	9	1,327	10
Group IV	4	1	9	1
Total International recorded investment	6,792	58	8,416	63
Total recorded investment	$22,309	$1,204	$23,829	$1,151

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

The recorded investment of consumer receivables in non-accrual status was $323 million, or 0.7% of our consumer receivables, at September 30, 2012, and $402 million, or 0.9% of our consumer receivables, at
December 31, 2011.

The recorded investment of non-consumer receivables in non-accrual status was $28 million, or 0.1% of our non-consumer receivables, at September 30, 2012, and $27 million, or 0.1% of our non-consumer receivables, at
December 31, 2011.

Finance receivables greater than 90 days past due and still accruing interest included $15 million and $14 million of non-bankrupt consumer accounts at September 30, 2012 and December 31, 2011, respectively, and were $14 million and de minimis for non-consumer loans at September 30, 2012 and December 31, 2011, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Consumer Impairment. Our Financial Services sector finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at September 30, 2012 and December 31, 2011 was $411 million, or 0.9% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at September 30, 2012 and
December 31, 2011, was $61 million, or 0.2% of non-consumer receivables, and $64 million, or 0.2% of the non-consumer receivables, respectively.

Troubled Debt Restructurings

Effective July 1, 2011, we applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011.

A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider.

Consumer. Payment extensions are granted to consumers in the normal course of business. Payment extensions result in a short-term deferral of the customer's normal monthly payment and do not constitute TDRs because payment concessions are not granted on the principal amount of the account or the interest rate charged and are not granted to consumers considered to be in financial difficulty.

Consumer receivable contracts may be modified to lower the customer's payment by extending the term of the contract or lowering the interest rate as a remedy to avoid or cure delinquency. We do not grant concessions on the principal balance for re-written contracts. Contracts that are modified at an interest rate that is below the market rate are considered to be TDRs. In addition, consumer receivables modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs.

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $185 million, or 0.4% of our consumer receivables during the period ended September 30, 2012 and $297 million, or 0.6% during the period ended September 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent annualized default rate for consumer contracts was 5.7% of TDRs during the period ended September 30, 2012.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $18 million and $13 million at September 30, 2012 and at September 30, 2011, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Non-Consumer. Within our Financial Services sector non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. The recorded investment of dealer loans modified as TDRs during the periods ended September 30, 2012 and September 30, 2011 were de minimis.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs for both periods ended September 30, 2012 and September 30, 2011 were de minimis.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

Following is an analysis of the allowance for credit losses for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Allowance for credit losses
Beginning balance	$34	$57	$29	$120
Charge-offs	(7)	—	(7)	—
Recoveries	(4)	(20)	(6)	(79)
Provision for credit losses	3	—	5	2
Other	1	(2)	6	(8)
Ending balance	$27	$35	$27	$35

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Financial Services Sector

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter 2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$365	$19	$384	$26	$410
Charge-offs	(78)	(1)	(79)	(11)	(90)
Recoveries	41	3	44	11	55
Provision for credit losses	45	(2)	43	(1)	42
Other (a)	3	(1)	2	1	3
Ending balance	$376	$18	$394	$26	$420

	First Nine Months 2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$457	$44	$501	$40	$541
Charge-offs	(230)	(8)	(238)	(35)	(273)
Recoveries	135	10	145	39	184
Provision for credit losses	13	(28)	(15)	(18)	(33)
Other (a)	1	—	1	—	1
Ending balance	$376	$18	$394	$26	$420

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$358	$16	$374	$26	$400
Specific impairment allowance	18	2	20	—	20
Ending balance	$376	$18	$394	$26	$420

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,796	$24,724	$72,520	$14,315
Specifically evaluated for impairment	411	61	472	—
Recorded investment (b)	$48,207	$24,785	$72,992	$14,315

Ending balance, net of allowance for credit losses	$47,831	$24,767	$72,598	$14,289
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Analysis of ending balance of allowance for credit losses
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 22% and 17% of total inventories at September 30, 2012 and December 31, 2011, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories were as follows (in millions):

	September 30, 2012	December 31, 2011
Raw materials, work-in-process and supplies	$3,891	$2,847
Finished products	5,271	3,982
Total inventories under FIFO	9,162	6,829
Less: LIFO adjustment	(954)	(928)
Total inventories	$8,208	$5,901

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of September 30, 2012 or December 31, 2011. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically-significant activities of the joint venture.

We also have suppliers that are VIEs of which we are not the primary beneficiary. Although we have provided certain suppliers guarantees and other financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	September 30, 2012	December 31, 2011	Change in Maximum Exposure
Investments	$223	$229	$(6)
Guarantees and other supplier arrangements	11	6	5
Total maximum exposure	$234	$235	$(1)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of Which We are the Primary Beneficiary

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by our Financial Services sector. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. Our Financial Services sector aggregates and analyzes the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail - consumer credit risk and pre-payment risk

•	Wholesale - dealer credit risk

•	Net investments in operating lease - vehicle residual value risk, consumer credit risk, and pre-payment risk

As a residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and are exposed to interest rate risk in some transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollaterization of the assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to our Financial Services sector or our other assets and have no right to require our Financial Services sector to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. Ford Credit may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

Although not contractually required, Ford Credit regularly supports its wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to Ford Credit. In order to continue to fund the wholesale receivables, Ford Credit also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at September 30, 2012 and December 31, 2011, and ranged from $0 to $373 million during the first nine months of 2012. In addition, while not contractually required, Ford Credit may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program.

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

	September 30, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.3	$27.3	$22.8
Wholesale	0.3	17.1	11.4
Total finance receivables	2.6	44.4	34.2
Net investment in operating leases	0.3	5.1	3.4
Total (a)	$2.9	$49.5	$37.6
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $168 million at September 30, 2012 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

Interest expense on securitization debt related to consolidated VIEs was $172 million and $248 million for the third quarter of 2012 and 2011, respectively, and $600 million and $763 million for the first nine months of 2012 and 2011, respectively.

Ford Credit's exposure based on the fair value of derivative instruments related to consolidated VIEs that support its securitization transactions was as follows (in millions):

	September 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE – Securitization entities	$3	$139	$157	$97
Ford Credit related to VIE	85	70	81	63
Total including Ford Credit related to VIE (a)	$88	$209	$238	$160
__________

(a)	Ford Credit derivative assets and liabilities are included in Other assets and Accrued liabilities and deferred revenue, respectively, on our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Derivative expense/(income) related to consolidated VIEs that support Ford Credit's securitization programs for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
VIE - Securitization entities	$58	$(46)	$209	$(13)
Ford Credit related to VIE	8	(18)	(7)	20
Total including Ford Credit related to VIE	$66	$(64)	$202	$7

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $77 million and $71 million at
September 30, 2012 and December 31, 2011, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	September 30, 2012	December 31, 2011
Automotive Sector
Current
Dealer and customer allowances and claims	$6,614	$6,971
Deferred revenue	3,012	2,216
Employee benefit plans	1,529	1,552
Accrued interest	252	253
Other postretirement employee benefits ("OPEB")	442	439
Pension (a)	379	388
Other	2,832	3,184
Total Automotive accrued liabilities and deferred revenue	15,060	15,003
Non-current
Pension (a)	12,741	15,091
OPEB	6,202	6,152
Dealer and customer allowances and claims	2,368	2,453
Deferred revenue	1,942	1,739
Employee benefit plans	694	709
Other	826	766
Total Automotive other liabilities	24,773	26,910
Total Automotive sector	39,833	41,913
Financial Services Sector	3,651	3,457
Total sectors	43,484	45,370
Intersector elimination (b)	—	(1)
Total Company	$43,484	$45,369
__________

(a)
Balances at September 30, 2012 reflect net pension liabilities at December 31, 2011, updated for year-to-date service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2011.

(b)	Accrued interest related to Ford's acquisition of Ford Credit debt securities.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

The expense for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$130	$116	$92	$83	$17	$16
Interest cost	552	594	293	312	72	83
Expected return on assets	(718)	(757)	(332)	(356)	—	—
Amortization of
Prior service costs/(credits)	55	86	18	18	(137)	(151)
(Gains)/Losses	106	49	102	75	33	28
Separation programs/other	(1)	—	9	80	—	8
(Gains)/Losses from curtailments and settlements	—	—	—	—	—	(23)
Net expense/(income)	$124	$88	$182	$212	$(15)	$(39)

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2012	2011	2012	2011	2012	2011
Service cost	$390	$350	$278	$247	$51	$47
Interest cost	1,656	1,782	889	929	216	248
Expected return on assets	(2,154)	(2,271)	(1,001)	(1,062)	—	—
Amortization of
Prior service costs/(credits)	165	257	54	54	(409)	(454)
(Gains)/Losses	318	145	308	228	97	85
Separation programs/other	4	(1)	54	140	1	9
(Gains)/Losses from curtailments and settlements	—	—	—	104	(10)	(23)
Net expense/(income)	$379	$262	$582	$640	$(54)	$(88)

Pension Plan Contributions

In the first nine months of 2012, we contributed about $2.5 billion to our worldwide funded pension plans (including $1.5 billion in discretionary contributions to our U.S. plans), and made about $300 million of benefit payments directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $900 million to our worldwide funded plans in 2012 (including discretionary contributions to our U.S. plans of $500 million), and to make an additional $100 million of benefit payments directly by the Company for unfunded plans, for a total of about $3.8 billion this year.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2012 or 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT AND COMMITMENTS

The carrying value of our debt was as follows (in millions):

	September 30, 2012	December 31, 2011
Automotive Sector
Debt payable within one year
Short-term with non-affiliates	$365	$559
Short-term with unconsolidated affiliates	—	18
Long-term payable within one year
U.S. Department of Energy ("DOE") loans	591	240
Other debt	298	216
Total debt payable within one year	1,254	1,033
Long-term debt payable after one year
Public unsecured debt securities	5,419	5,260
Unamortized discount	(73)	(77)
Convertible notes	908	908
Unamortized discount	(151)	(172)
DOE loans	5,162	4,556
EIB loan	729	698
Other debt	950	888
Total long-term debt payable after one year	12,944	12,061
Total Automotive sector	$14,198	$13,094
Fair value of Automotive sector debt (a)	$14,613	$13,451
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$5,824	$6,835
Other asset-backed short-term debt	934	2,987
Floating rate demand notes	4,962	4,713
Unsecured commercial paper	1,176	156
Other short-term debt	1,627	1,905
Total short-term debt	14,523	16,596
Long-term debt
Unsecured debt
Notes payable within one year	3,296	6,144
Notes payable after one year	33,343	26,167
Asset-backed debt
Notes payable within one year	14,829	16,538
Notes payable after one year	19,689	20,621
Unamortized discount	(141)	(152)
Fair value adjustments (b)	867	681
Total long-term debt	71,883	69,999
Total Financial Services sector	$86,406	$86,595
Fair value of Financial Services sector debt (a)	$90,004	$88,823
Total Automotive and Financial Services sectors	$100,604	$99,689
Intersector elimination (c)	—	(201)
Total Company	$100,604	$99,488
__________

(a)
The fair value of debt includes $365 million and $326 million of Automotive sector short-term debt and $7.9 billion and $7 billion of Financial Services sector short-term debt at September 30, 2012 and December 31, 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

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

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk. We report changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales, Automotive interest income and other income/(loss), net, or Financial Services other income/(loss), net depending on the sector and underlying exposure. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statements of cash flows.

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

Net Investment Hedges. We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The effective portion of changes in the value of designated instruments is included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated. When the investment is sold or liquidated, the hedge gains and losses previously reported in Accumulated other comprehensive income/(loss) are recognized in Automotive interest income and other income/(loss), net as part of the gain or loss on sale. Presently, we have had no derivative instruments in an active net investment hedging relationship. We have elected the spot-to-spot method.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following tables summarize by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI") to income and/or recognized directly in income for the periods ended September 30 (in millions):

	Third Quarter 2012			First Nine Months 2012
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(131)	$(129)	$(2)	$(500)	$(279)	$(2)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts - operating exposures			$(75)			$(110)
Commodity contracts			96			(19)
Other – warrants			—			(4)
Total			$21			$(133)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$44			$126
Ineffectiveness (a)			6			8
Total			$50			$134
Derivatives not designated as hedging instruments
Interest rate contracts			$(8)			$(12)
Foreign currency exchange contracts			(16)			(70)
Cross-currency interest rate swap contracts			(61)			(109)
Other (b)			—			(81)
Total			$(85)			$(272)
 __________

(a)
For the third quarter and first nine months of 2012, hedge ineffectiveness reflects change in fair value on derivatives of $118 million gain and $276 million gain, respectively, and change in fair value on hedged debt of $112 million loss and $268 million loss, respectively.

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
Derivatives not designated as hedging instruments
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$14,911	$61	$493	$14,535	$120	$368

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	7,777	76	96	5,692	92	80
Commodity contracts	1,858	23	160	2,396	2	372
Other – warrants	12	—	—	12	4	—
Total derivatives not designated as hedging instruments	9,647	99	256	8,100	98	452
Total Automotive sector derivative financial instruments	$24,558	$160	$749	$22,635	$218	$820

Financial Services Sector
Fair value hedges
Interest rate contracts	$14,431	$820	$5	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	63,214	675	279	70,639	670	237
Foreign currency exchange contracts	2,723	6	33	3,582	30	50
Cross-currency interest rate swap contracts	2,614	—	83	987	12	12
Other (a)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	68,551	681	395	77,708	849	299
Total Financial Services sector derivative financial instruments	$82,982	$1,501	$400	$85,494	$1,375	$299
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions on September 30, 2012 was $1.7 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at September 30, 2012 and December 31, 2011, our adjustment decreased derivative assets by $1 million and $3 million, respectively, and decreased derivative liabilities by $3 million and $10 million, respectively. For our Financial Services sector, at September 30, 2012 and December 31, 2011, our adjustment decreased derivative assets by $32 million and $54 million, respectively, and decreased derivative liabilities by $8 million and $7 million, respectively. See Note 3 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. We posted $23 million and $70 million as of September 30, 2012 and
December 31, 2011, respectively, which is reported in Other assets on our consolidated balance sheet.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

On September 1, 2012, with respect to the business combination of Auto Alliance International ("AAI"), we recognized a redeemable noncontrolling interest related to Mazda Motor Corporation's ("Mazda's") 50% equity interest in AAI. Mazda's share in AAI is redeemable by Ford or Mazda for a three year period commencing on September 1, 2015 (see Note 17). The following table summarizes the changes in our redeemable noncontrolling interest for the period ended September 30 (in millions):

2012
Balance on September 1, 2012	$319
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	1
Ending balance	$320

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended September 30 (in millions):

	First Nine Months
	2012	2011
Foreign currency translation
Beginning balance	$(1,383)	$(665)
Net gain/(loss) on foreign currency translation (net of tax of $0 and $0)	185	(471)
Reclassifications to net income (net of tax of $0 and $0) (a)	—	(8)
Other comprehensive income/(loss), net of tax (b)	185	(479)
Ending balance	$(1,198)	$(1,144)

Derivative instruments
Beginning balance	$(181)	$(29)
Net gain/(loss) on derivative instruments (net of tax benefit of $153 and tax of $21)	(347)	233
Reclassifications to net income (net of tax of $83 and tax benefit of $25) (c)	196	(56)
Other comprehensive income/(loss), net of tax	(151)	177
Ending balance	$(332)	$148

Pension and other postretirement benefits
Beginning balance	$(17,170)	$(13,617)
Prior service cost arising during the period (net of tax of $0 and $0)	—	(45)
Net gain/(loss) arising during the period (net of tax of $0 and $0)	—	(57)
Amortization of prior service cost included in net income (net of tax benefit of $84 and tax of $7) (d)	(116)	(173)
Amortization of (gain)/loss included in net income (net of tax of $225 and $26) (d)	498	536
Translation impact on non-U.S. plans (net of tax of $0 and $0)	(223)	85
Other comprehensive income/(loss), net of tax	159	346
Ending balance	$(17,011)	$(13,271)

Net holding gain/(loss)
Beginning balance	$—	$(2)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Ending balance	$—	$(2)

Total AOCI ending balance at September 30	$(18,541)	$(14,269)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)	For 2011, there were $2 million of losses attributable to noncontrolling interests.

(c)	Gain/(loss) on cash flow hedges is reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 10 for additional details.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Interest income	$68	$101	$220	$291
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	23	(41)	28	(35)
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, business combinations, and other dispositions	154	1	(32)	34
Gains/(Losses) on extinguishment of debt	—	—	—	(60)
Other	75	37	171	107
Total	$320	$98	$387	$337

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Interest income (investment-related)	$17	$29	$54	$66
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	4	(4)	17	21
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, business combinations, and other dispositions	1	(9)	1	(9)
Gains/(Losses) on extinguishment of debt	(3)	(31)	(12)	(67)
Investment and other income related to sales of receivables	—	1	1	1
Insurance premiums earned, net	24	31	75	77
Other	53	159	126	225
Total	$96	$176	$262	$314

NOTE 16. INCOME TAXES

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DISPOSITIONS AND ACQUISITIONS

Automotive Sector

Dispositions

Automotive Components Holdings, LLC ("ACH"). On June 1, 2012, ACH completed the sale of its automotive interior trim components business located at its Saline, Michigan plant to Faurecia. Faurecia will continue to supply Ford with interior trim components from the Saline facility as well as other Faurecia facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $96 million reported in Automotive interest income and other income/(loss), net.  Additionally, Ford assumed contractual obligations of $182 million associated with the pricing of products to be purchased over the six-year term of the Purchase and Supply Agreement.

On June 30, 2012, ACH completed the sale of its automotive lighting business located at its Ohio facilities to Ventra Sandusky, a Flex-N-Gate group affiliate.  Ventra Sandusky will continue to supply Ford with automotive lighting components and service parts from the Sandusky and Bellevue facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $77 million reported in Automotive interest income and other income/(loss), net.  Additionally, Ford assumed a contractual obligation of $15 million associated with the pricing of products to be purchased over the four and one-half-year term of the Purchase and Supply Agreement.

Business Combinations

AAI. AAI is a 50/50 joint venture between Ford and Mazda that operates an automobile assembly plant in Flat Rock, Michigan. In September 2011, we signed a Memorandum of Understanding ("MOU") with Mazda to change our future business relationship with respect to AAI. Pursuant to the terms of the MOU, in the third quarter of 2012 the assembly plant ceased production of Mazda vehicles and on September 1, 2012 we acquired full management control of AAI.
In exchange, beginning on September 1, 2015 for a three year period, we have granted to Mazda a put option to sell, and received a call option to purchase from Mazda, the 50% equity interest in AAI that is held by Mazda ("the Option"). The Option is exercisable at a price of $338 million and is determined by a formula based on AAI's expected December 31, 2012 closing balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DISPOSITIONS AND ACQUISITIONS (Continued)

The change in management control resulted in a business combination on September 1, 2012 and we consolidated AAI under the acquisition method of accounting. We measured the fair value of AAI using the income approach and used cash flows that reflect our approved business plan for AAI. We assumed a discount rate of 10% based on an appropriate weighted average cost of capital adjusted for perceived business risks. The fair value of 100% of AAI's identifiable net assets was $868 million, as shown below:

September 1, 2012
Assets
Cash and cash equivalents	$191
Marketable securities	321
Receivables	202
Inventories	99
Property, plant and equipment	487
Deferred tax assets	119
Total assets of AAI (a)	$1,419
Liabilities
Trade payables	$150
Other payables	185
Accrued liabilities	41
Debt payable to Ford	51
Deferred tax liabilities	124
Total liabilities of AAI (a)	$551
___________
(a) As of September 1, 2012, intercompany assets of $121 million and intercompany liabilities of $306 million have been eliminated in both consolidated and sector balance sheets.

As part of the business combination, the Option was recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet at the then fair value of $319 million (see Note 13). This represents the discounted cash flow of the option price using Ford's incremental borrowing rate of 2.75%.
As a result, the fair value attributable to our investment in AAI at September 1, 2012 was $549 million. The excess of this fair value over the carrying value of our previously recorded 50% unconsolidated equity interest resulted in a third quarter 2012 pre-tax gain of $155 million in Automotive interest income and other income/(loss), net.

NOTE 18.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

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

Warrants

All warrants outstanding expire January 1, 2013. The net dilutive effect for warrants, included below, is approximately 19 million and 60 million dilutive shares for the third quarter and first nine months of 2012, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of September 30, 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Continued)

Effect of Dividends on Convertible Notes and Warrants

As a result of dividends totaling $0.15 per share ($0.05 per share in each of the first three quarters of 2012) paid on our Common Stock, the conversion rates for our outstanding convertible notes have been adjusted and the exercise price and number of underlying shares with respect to our outstanding warrants have been adjusted pursuant to their terms as follows:

Security	Prior to Adjustment	After Adjustment	Effective Date
4.25% Senior Convertible Notes Due November 15, 2016	107.5269 shares of Ford Common Stock for each $1,000 principal amount	109.3202 shares of Ford Common Stock for each $1,000 principal amount	August 1, 2012
4.25% Senior Convertible Notes Due 2036	108.6957 shares of Ford Common Stock for each $1,000 principal amount	110.5085 shares of Ford Common Stock for each $1,000 principal amount	August 6, 2012
Warrants to purchase Ford Common Stock, expiring January 1, 2013	$9.20 to purchase one share	$9.05 to purchase 1.0167 shares	August 6, 2012

Dividend Declaration

On October 11, 2012, our Board of Directors declared a fourth quarter 2012 dividend on our Common and Class B Stock of $0.05 per share payable on December 3, 2012 to stockholders of record on November 2, 2012.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss) from continuing operations	$1,631	$1,649	$4,067	$6,598
Effect of dilutive 2016 Convertible Notes (a)	12	15	33	45
Effect of dilutive 2036 Convertible Notes (a)	—	—	1	1
Effect of dilutive Trust Preferred Securities (a) (b)	—	—	—	38
Diluted income/(loss) from continuing operations	$1,643	$1,664	$4,101	$6,682

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,814	3,800	3,811	3,790
Net dilutive options and warrants	59	133	108	202
Dilutive 2016 Convertible Notes	96	95	95	95
Dilutive 2036 Convertible Notes	3	3	3	3
Dilutive Trust Preferred Securities (b)	—	—	—	44
Diluted shares	3,972	4,031	4,017	4,134
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)	The Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed on March 15, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SEGMENT INFORMATION

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
Third Quarter 2012
Revenues
External customer	$19,438	$2,314	$5,828	$2,667	$—	$—	$30,247
Intersegment	241	—	120	—	—	—	361
Income
Income/(Loss) before income taxes	2,328	9	(468)	45	(139)	83	1,858
Total assets at September 30	51,718	6,351	19,079	7,236	—	—	84,384

Third Quarter 2011
Revenues
External customer	$17,927	$2,979	$7,787	$2,350	$—	$—	$31,043
Intersegment	57	—	193	—	—	—	250
Income
Income/(Loss) before income taxes	1,550	276	(306)	(43)	(138)	(98)	1,241
Total assets at September 30	31,733	6,667	22,204	6,210	—	—	66,814

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Nine Months 2012
Revenues
External customer	$57,747	$7,047	$20,110	$7,196	$—	$—	$92,100
Intersegment	532	—	524	—	—	—	1,056
Income
Income/(Loss) before income taxes	6,471	68	(1,021)	(116)	(408)	(406)	4,588
Total assets at September 30	51,718	6,351	19,079	7,236	—	—	84,384

First Nine Months 2011
Revenues
External customer	$55,330	$8,229	$25,492	$6,506	$—	$—	$95,557
Intersegment	194	—	710	—	—	—	904
Income
Income/(Loss) before income taxes	5,302	753	163	(9)	(463)	(431)	5,315
Total assets at September 30	31,733	6,667	22,204	6,210	—	—	66,814

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Third Quarter 2012
Revenues
External customer	$1,861	$64	$—	$1,925	$—	$32,172
Intersegment	99	1	—	100	(461)	—
Income
Income/(Loss) before income taxes	393	(5)	—	388	—	2,246
Total assets at September 30	101,327	8,005	(7,189)	102,143	(1,847)	184,680

Third Quarter 2011
Revenues
External customer	$1,918	$86	$—	$2,004	$—	$33,047
Intersegment	135	—	—	135	(385)	—
Income
Income/(Loss) before income taxes	581	24	—	605	—	1,846
Total assets at September 30	97,483	8,928	(7,199)	99,212	(3,286)	162,740

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Nine Months 2012
Revenues
External customer	$5,525	$203	$—	$5,728	$—	$97,828
Intersegment	349	3	—	352	(1,408)	—
Income
Income/(Loss) before income taxes	1,283	8	—	1,291	—	5,879
Total assets at September 30	101,327	8,005	(7,189)	102,143	(1,847)	184,680

First Nine Months 2011
Revenues
External customer	$5,880	$251	$—	$6,131	$—	$101,688
Intersegment	423	3	—	426	(1,330)	—
Income
Income/(Loss) before income taxes	1,898	15	—	1,913	—	7,228
Total assets at September 30	97,483	8,928	(7,199)	99,212	(3,286)	162,740
__________

(a)	Includes intersector transactions and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of guarantees and indemnifications, litigation and claims, and warranty.

Guarantees

At September 30, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties. We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2019, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under guarantees and the carrying value of recorded liabilities related to guarantees were as follows(in millions):

	September 30, 2012	December 31, 2011
Maximum potential payments	$403	$444
Carrying value of recorded liabilities related to guarantees	25	31

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

Litigation and Claims

Various legal actions, proceedings, and claims (generally, "matters") are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  COMMITMENTS AND CONTINGENCIES (Continued)

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

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2012	2011
Beginning balance	$3,915	$3,855
Payments made during the period	(1,675)	(2,205)
Changes in accrual related to warranties issued during the period	1,402	1,575
Changes in accrual related to pre-existing warranties	(17)	426
Foreign currency translation and other	23	(26)
Ending balance	$3,648	$3,625

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2012, and the related consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2012 and 2011 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
November 2, 2012

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

As shown in the table below, third quarter 2012 net income was essentially unchanged from a year ago, reflecting higher operating results offset by a higher provision for income taxes related to the release of the tax valuation allowance in the fourth quarter of 2011. The decrease in net income for the first nine months of 2012 compared with a year ago primarily reflected lower operating results and higher tax expense related to the tax valuation allowance release.

	Third Quarter		First Nine Months
	2012	Better/(Worse) 2011	2012	Better/(Worse) 2011
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income/(Loss)
Pre-tax results (excl. special items)	$2,163	$219	$6,285	$(1,374)
Special items	83	181	(406)	25
Pre-tax results (incl. special items)	2,246	400	5,879	(1,349)
(Provision for)/Benefit from income taxes	(613)	(419)	(1,810)	(1,190)
Net income/(loss)	1,633	(19)	4,069	(2,539)
Less: Income/(Loss) attributable to noncontrolling interests	2	(1)	2	(8)
Net income/(loss) attributable to Ford	$1,631	$(18)	$4,067	$(2,531)

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

As detailed in Note 19 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector special items in each category:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Personnel-reduction actions	$(23)	$(81)	$(313)	$(213)
Mercury discontinuation/Other dealer actions	(18)	(42)	(47)	(104)
Job Security Benefits/Other	5	29	23	33
Total Personnel and Dealer-Related Items	(36)	(94)	(337)	(284)
Other Items
AAI consolidation (a)	136	—	136	—
Loss on sale of two component businesses	(1)	—	(174)	—
Belgium pension settlement	—	—	—	(104)
Trust Preferred redemption	—	—	—	(60)
Other	(16)	(4)	(31)	17
Total Other Items	119	(4)	(69)	(147)
Total Special Items	$83	$(98)	$(406)	$(431)
__________

(a)
The special item of $136 million is comprised of the $155 million gain from the consolidation of AAI (see Note 17 of the Notes to the Financial Statements), less a related $19 million adjustment for sales in September 2012 of Ford-brand vehicles produced by AAI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

The chart below details third quarter 2012 pre-tax results by sector:

TOTAL COMPANY
2012 THIRD QUARTER PRE-TAX RESULTS

Millions
$2,163
$1,775
Ford Credit $393
Other (5)
$388
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2011 3Q	$219	$436	$(217)
B / (W) 2012 2Q	334	393	(59)

The increase in total Company pre-tax profit for third quarter 2012 compared with a year ago reflected higher Automotive sector profit, offset partially by lower Financial Services sector profit, as discussed below.

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

▪
Volume and Mix - Primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

▪
Net Pricing - Primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers

•
Contribution Costs - Primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs

•
Other Costs - Primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. These include mainly structural costs, described below, as well as all other costs, which include items such as litigation costs and costs related to our after-market parts, accessories, and service business. Structural costs include the following cost categories:

▪
Manufacturing and Engineering - consists primarily of costs for hourly and salaried manufacturing- and engineering-related personnel, plant overhead (such as utilities and taxes), new product launch expense, prototype materials, and outside engineering services

▪	Spending-Related - consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases

▪	Advertising and Sales Promotions - includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows

▪
Administrative and Selling - includes primarily costs for salaried personnel and purchased services related to our staff activities and selling functions, as well as associated information technology costs

▪	Pension and OPEB - consists primarily of past service pension cost and other post-retirement employee benefit costs

•
Exchange - Primarily measures profit variance driven by one or more of the following: (i) impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, (ii) effect of remeasuring income, assets, and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) results of our foreign currency hedging activities

•
Net Interest and Other - Primarily measures profit variance driven by changes in our Automotive sector's centrally-managed net interest (primarily interest expense, interest income, and other adjustments) and related fair value market adjustments in our investment portfolio and marketable securities as well as other items not included in the causal factors defined above

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The charts below detail key metrics, and the change in pre-tax results for the third quarter of 2012 compared with the third quarter of 2011 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2012 THIRD QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
1,346
1,329
2011
2012
Revenue (Bils.)
$31.1
$30.2
2011
2012
Pre-Tax Results (Mils.)
$1,339
$1,775
2011
2012
Operating Margin (Pct.)
4.8%
6.3%
2011
2012

Memo:								
First Nine Months	4,268	4,134	$95.6	$92.1	$5,746	$4,994	6.5%	5.9%

AUTOMOTIVE SECTOR
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Billions
Market Factors
Total Cost
$0.5
$1.3
$1.8
Industry $ 0.7
Share (0.8)
Stocks (0.1)
Mix / Other 0.1
$(0.1)
$0.8
$0.5
Mfg. / Engineering $(0.3)
Spending Related (0.1)
Advert. & Sales Promo. (0.1)
Pension / OPEB / Other (0.1)
Total Structural Costs $(0.6)
$(0.6)
$(0.2)
$0.1
Commodities Incl. Hedging $ 0.4
Material Excl. Commod. (0.2)
Warranty / Freight 0.3
2011 3Q
2012 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other
Memo:
B / (W) Than 2012 2Q
$0.4
$(0.7)
$0.5
$0.4
$0.1
$(0.1)
$0.2

As shown above, third quarter 2012 wholesales and revenue for the total Automotive sector decreased slightly from a year ago, more than explained by Europe, while pre-tax results and operating margin increased. As shown in the memo above, all four key metrics -- wholesales, revenue, pre-tax results, and operating margin -- were lower for the first nine months of 2012 compared with a year ago.

The increase in third quarter 2012 total Automotive pre-tax profit compared with a year ago primarily reflected higher net pricing and lower contribution cost, offset partially by higher structural costs and unfavorable exchange. During the quarter, we incurred a favorable absolute commodity hedge adjustment of about $100 million, compared with an unfavorable absolute hedge adjustment of about $350 million a year ago. The difference in the adjustments between these two periods was the primary factor driving improved contribution cost in the present quarter compared with a year ago.

The increase in pre-tax profit for the third quarter of 2012 compared with the second quarter of 2012 (shown in the memo above) reflected higher net pricing and lower costs, offset partially by lower volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for third quarter 2012 and 2011 was $28.6 billion and $29.8 billion, respectively, a difference of $1.2 billion; for first nine months 2012 and 2011 these were $87.6 billion and $90.3 billion, respectively, a difference of $2.7 billion. An explanation of the changes, as reconciled to our statement of operations, is shown below (in billions):

	2012 Better/(Worse) 2011
	Third Quarter	First Nine Months
Explanation of change:
Volume and mix, exchange, and other	$1.3	$4.0
Contribution costs (a)
Commodity costs (incl. hedging)	0.4	—
Material costs excluding commodity costs	(0.2)	(0.4)
Warranty/Freight	0.3	0.4
Other costs (a)
Structural costs	(0.6)	(1.1)
Other	—	(0.2)
Special items	—	—
Total	$1.2	$2.7
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income/(Loss) before income taxes are shown below for the third quarter of 2012.

AUTOMOTIVE SECTOR
2012 THIRD QUARTER PRE-TAX RESULTS

Millions
$1,775
$2,328
$9
$(468)
$45
$(139)
Net Interest $(116)
Other (23)
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:

B / (W) 2011 3Q	$436	$778	$(267)	$(162)	$ 88	$ (1)
B / (W) 2012 2Q	393	318	4	(64)	111	24

Third quarter 2012 total Automotive pre-tax profit was more than explained by Ford North America results. Ford South America and Ford Asia Pacific Africa were also profitable, while Ford Europe incurred a loss. The loss in Other Automotive mainly reflects net interest expense.

We expect full-year 2012 net interest expense to be about $500 million, consistent with the low end of our prior guidance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key metrics, and the change in pre-tax results for the third quarter of 2012 compared with the third quarter of 2011 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 THIRD QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
642
659
2011
2012
Revenue (Bils.)
$18.0
$19.5
2011
2012
Pre-Tax Results (Mils.)
$1,550
$2,328
2011
2012
Operating Margin (Pct.)
8.6%
12.0%
2011
2012

	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Margin 2011	Margin 2012
Memo:								
First Nine Months	1,993	2,029	$55.4	$57.8	$5,302	$6,471	9.6%	11.2%
Third Quarter (U.S. Market)								
U.S. Industry SAAR (Mils.)	12.7	14.7						
U.S. Market Share	16.3%	14.8%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Billions
$0.7
$1.6
$2.3
U.S. Industry $ 0.7
U.S. Share (0.5)
Mix / Other 0.1
$0.3
$0.4
Commod. Incl. Hedging $ 0.4
Material Excl. Commod. (0.2)
Warranty / Freight 0.3
$0.5
Mfg. / Engineering $(0.2)
Advert. & Sales Promo. (0.1)
Spending Related / Other (0.1)
Total Structural Costs $(0.4)
$(0.4)
$(0.1)
$ -
2011 3Q
2012 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

B / (W) Than 2012 2Q	$0.3	$(0.4)	$0.4	$0.3	$ -	$ -	$ -

As shown above, all four key metrics increased for the third quarter and first nine months of 2012 compared with a year ago. The increase in pre-tax profit for third quarter 2012 compared with a year ago was more than explained by favorable volume and mix, higher net pricing, and lower contribution cost (mainly reflecting favorable commodity hedging effect); higher structural costs and unfavorable exchange were partial offsets.

The increase in pre-tax profit for the third quarter of 2012 compared with the second quarter of 2012 (shown in the memo above) reflected higher net pricing and lower contribution cost, offset partially by lower volume.

Our total U.S. market share in the third quarter (shown in the memo above) was down 1.5 percentage points from the same period a year ago. The decrease primarily reflected the impact of discontinued products such as Ranger and Crown Victoria, as well as adverse industry segmentation changes for the full-size pickup segment; F-Series share of the full-size pickup segment was higher compared with last year.

Our full-year 2012 outlook for Ford North America is unchanged. We expect significantly higher full-year pre-tax profit and operating margin compared with 2011, as consumers continue to respond to our strong product line-up while we maintain our competitive cost structure as we grow our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail key metrics and the change in pre-tax results for the third quarter of 2012 compared with the third quarter of 2011 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 THIRD QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)
133
117
2011
2012
Revenue (Bils.)
$3.0
$2.3
2011
2012
Pre-Tax Results (Mils.)
$276
$9
2011
2012
Operating Margin (Pct.)
9.3%
0.4%
2011
2012

Memo:	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Operating Margin 2011	Operating Margin 2012
First Nine Months	382	354	$8.2	$7.0	$753	$68	9.2%	1.0%
Third Quarter								
Industry SAAR (Mils.)*	5.4	5.8						
Market Share*	9.3%	8.4%						

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$276
$(267)
$9
$258
Pricing $ 93
Incentives 165
$59
$(49)
$(133)
$(223)
Industry $ 75
Share (123)
Stock (42)
Mix / Other (89)
$(179)
Commodities $(42)
Material Excl. Commod. (55)
Warranty / Freight (36)
2011 3Q
2012 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

	2012 3Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
B / (W) Than 2012 2Q	$4	$75	$63	$(102)	$(10)	$(49)	$27

As shown above, all four key metrics declined for the third quarter and first nine months of 2012 compared with a year ago. The decrease in wholesales was due in part to the launch ramp-up of new products, and production reductions in Venezuela related to currency restrictions, while unfavorable exchange contributed to the decline in revenue. The decrease in pre-tax profit for the third quarter of 2012 compared with a year ago primarily reflected unfavorable exchange (mainly a weaker Brazilian real), unfavorable volume and mix, and higher costs. Although net pricing was higher in the third quarter of 2012 than a year ago, it was constrained compared with prior years by a more intense competitive environment.

As shown in the memo above, third quarter 2012 pre-tax profit was about unchanged compared with second quarter 2012.

We continue to expect Ford South America to be profitable for full-year 2012, but at a substantially lower level than 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail key metrics and the change in pre-tax results for the third quarter of 2012 compared with the third quarter of 2011 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2012 THIRD QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)*
357
295
Revenue (Bils.)
$7.8
$5.8
Pre-Tax Results (Mils.)
$(306)
$(468)
Operating Margin (Pct.)
(3.9)%
(8.0)%
2011
2012
2011
2012
2011
2012
2011
2012

Memo:	2011	2012	2011	2012	2011	2012	2011	2012
First Nine Months	1,211	1,026	$25.5	$20.1	$163	$(1,021)	0.6%	(5.1)%
Third Quarter								
Industry SAAR (Mils.)**	15.0	13.7						
Market Share**	8.5%	7.8%						

* Includes Ford Brand vehicles sold in Turkey by our unconsolidated affiliate (totaling about 18,000 and 14,000 units in Third Quarter 2011 and 2012, respectively) and, beginning in Fourth Quarter 2011, in Russia with the formation of our unconsolidated joint venture FordSollers (totaling about 28,000 units in Third Quarter 2012), although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
Industry $ (94)
Share (188)
Stocks (62)
Mix / Other (19)
$248
Structural Costs $(53)
Other (1)
$(162)
$26
$54
Pricing $ 155
Incentives (129)
$(54)
$(73)
$(306)
$(363)
Commodities Incl. Hedging $105
Material Excl. Commod. 75
Warranty / Freight 68
$(468)
2011 3Q
2012 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

B / (W) Than 2012 2Q	$(64)	$(408)	$95	$236	$94	$8	$(89)

As shown above, all four key metrics declined for the third quarter and first nine months of 2012 compared with a year ago. The decline in wholesales and revenue primarily reflected lower industry sales and market share, along with corresponding dealer stock adjustments. Revenue also was negatively affected by unfavorable exchange.

The decline in third quarter 2012 pre-tax results compared with a year ago was more than explained by lower volume, including the impact of lower industry, lower share, and unfavorable dealer stock changes; lower costs and favorable exchange were partial offsets.

The decline in pre-tax profits for the third quarter of 2012 compared with the second quarter of 2012 (shown in the memo above) was more than explained by lower volume.

As a result of the deteriorating environment in Europe, as well as elements of our transformation plan for Ford Europe, we now expect our full-year 2012 loss for Ford Europe to exceed $1.5 billion. This includes more than $400 million related to dealer stock reductions, and about $100 million of accelerated depreciation associated with planned manufacturing footprint actions. Compared with prior guidance, the higher loss is explained primarily by the strategic dealer stock reduction actions being taken in the fourth quarter. See "Outlook" below for additional discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail key metrics and the change in pre-tax results for the third quarter of 2012 compared with the third quarter of 2011 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 THIRD QUARTER KEY METRICS COMPARED WITH 2011

Wholesales (000)*
214
258
2011
2012
Revenue (Bils.)
$2.3
$2.6
2011
2012
Pre-Tax Results (Mils.)
$(43)
$45
2011
2012
Operating Margin (Pct.)
(1.8)%
1.7%
2011
2012

Memo:	Wholesales 2011	Wholesales 2012	Revenue 2011	Revenue 2012	Pre-Tax 2011	Pre-Tax 2012	Op. Margin 2011	Op. Margin 2012
First Nine Months	682	725	$6.5	$7.2	$(9)	$(116)	(0.1)%	(1.6)%
Industry SAAR (Mils.)**	30.6	32.7						
Market Share**	2.7%	3.1%						

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles sold in China by unconsolidated affiliates (totaling about 110,000 and 148,000 units in Third Quarter 2011 and 2012, respectively), although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 12 markets we track; market share includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
Industry $51
Share (4)
Stocks 36
Mix / Other 46
Pricing $98
Incentives 3
Mfg. / Engineering $ (80)
Admin. / Other (50)
Total Structural Costs $(130)
All Other $ 8
$88
$45
$129
$101
$65
$26
$(43)
Commodities $ (2)
Material Excl. Commod. (117)
Warranty / Freight 8
$(111)
$(122)
2011 3Q
2012 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

B / (W) Than 2012 2Q	$111	$75	$8	$(18)	$(50)	$15	$81

As shown above, all four key metrics improved for the third quarter of 2012 compared with a year ago. For the first nine months of 2012 (as shown in the memo), pre-tax earnings declined compared with a year ago, while wholesales and revenue were higher than a year ago.

The improvement in third quarter 2012 pre-tax results compared with a year ago primarily reflected favorable volume and mix, higher net pricing, and favorable exchange, offset partially by higher costs associated with new products and investments to support higher volumes and future growth.

As shown in the memo above, the improvement in pre-tax results for the third quarter of 2012 compared with the second quarter of 2012 primarily reflected favorable market factors.

For full-year 2012, we expect Ford Asia Pacific Africa's results to be a loss roughly in line with 2011.

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

Ford Credit. The chart below details the decrease in pre-tax operating profit by causal factor:

FORD CREDIT
2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$581
$(188)
$393
$8
$(68)
$(62)
$(104)
$38
2011 3Q
2012 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2011 3Q	2012 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:							
B / (W) 2012 2Q		$(45)	$(4)	$35	$(93)	$(29)	$46
<u>Receivables (Bils.) (a)</u>							
Total	$80	$ 85					
Managed	82	87					

(a) Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at September 30, 2012 and September 30, 2011.

The decline in pre-tax profits is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, lower financing margin as higher-yielding assets originated in prior years run off, and the non-recurrence of credit loss reserve reductions.

Ford Credit now expects full-year 2012 pre-tax profits of about $1.6 billion and to pay distributions for the full year of about $600 million. Ford Credit will continue to assess future distributions based on available liquidity and managed leverage objectives. Ford Credit projects managed receivables to be in the range of $85 billion to $90 billion at year-end 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's receivables, including finance receivables and operating leases at September 30, 2012 and December 31, 2011 are shown in the table below (in billions). Receivables at September 30, 2012 increased from year-end 2011, primarily due to higher net investment in operating leases in North America.

	September 30, 2012	December 31, 2011
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$39.3	$38.4
Non-Consumer
Wholesale	15.6	15.5
Dealer loan and other	2.2	2.1
Total North America Segment – finance receivables (a)	57.1	56.0
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	8.9	9.1
Non-Consumer
Wholesale	7.0	8.5
Dealer loan and other	0.4	0.4
Total International Segment – finance receivables (a)	16.3	18.0
Unearned interest supplements	(1.5)	(1.6)
Allowance for credit losses	(0.4)	(0.5)
Finance receivables, net	71.5	71.9
Net investment in operating leases (a)	14.0	11.1
Total receivables (b)	$85.5	$83.0
Memo:
Total managed receivables (c)	$87.0	$84.6

(a)
At September 30, 2012 and December 31, 2011, includes consumer receivables before allowance for credit losses of $29.6 billion and $36 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.5 billion and $19.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2012 and December 31, 2011, includes net investment in operating leases before allowance for credit losses of $5.1 billion and $6.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $416 million and $534 million at September 30, 2012 and December 31, 2011, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the reserves and unearned interest supplements related to finance receivables), credit loss reserve, and Ford Credit's credit loss reserve as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$45
$52
$35
$17
$35
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: Retail & Lease

$45	$53	$36	$16	$37

Loss-to-Receivables Ratio (LTR)

0.21%
0.25%
0.17%
0.08%
0.17%
Q3
Q4
Q1
Q2
Q3
2011
2012

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.73%
0.63%
0.55%
0.47%
0.48%
Reserve
$598
$534
$479
$406
$416
Q3
Q4
Q1
Q2
Q3
2011
2012

Ford Credit's third quarter 2012 credit losses continued at or near historically low levels.

Year-over-year charge-offs were down $10 million, reflecting lower repossessions in the United States. Quarter-over-quarter charge-offs were up $18 million, reflecting lower recoveries and higher repossessions and severities, consistent with historical seasonality. Although credit loss performance (i.e., LTRs) continued to be in line with historical lows, Ford Credit started to see a reduction in its year-over-year improvements.

The credit loss reserve was $416 million, down $182 million from a year ago, reflecting lower repossessions, and up $10 million from the second quarter of 2012, primarily reflecting growth of the portfolio.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2012 and December 31, 2011, Ford Credit classified between 5% - 6% of the outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

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

The following chart shows return volumes and auction values at constant third quarter 2012 vehicle mix for vehicles returned in the respective periods. Ford Credit's U.S. Ford and Lincoln operating lease portfolio accounted for about 90% of its total investment in operating leases at September 30, 2012.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
16
1
8
7
15
3
7
5
19
10
5
4
15
9
4
2
14
8
3
3
Q3
Q4
Q1
Q2
Q3
2011
2012

Auction Values (At Q3 2012 Mix)

24-Month
$19,840
$19,615
$19,490
36-Month
$17,830
$16,845
$17,140
$17,775
$17,800
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: U.S. Return Rates

48%	58%	66%	59%	61%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.4	$11.1	$11.9	$12.9	$14.0

Lease return volumes in the third quarter of 2012 were 2,000 units lower than the same period a year ago, primarily reflecting lower lease placements in 2009. The third quarter 2012 lease return rate was 61%, up 13 percentage points compared with the same period last year, reflecting a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the third quarter of 2012, Ford Credit's auction values for 36-month vehicles were comparable with the same period a year ago and with the second quarter of 2012. Ford Credit's 24-month auction values declined $125 per unit from second quarter 2012.

Ford Credit's worldwide net investment in operating leases was $14 billion at the end of the third quarter of 2012, up from $11.1 billion at year-end 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors" in our 2011 Form 10-K Report, as well as Note 20 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$6.2	$7.2	$7.3	$7.9	$8.1
Marketable securities	17.9	16.6	15.8	15.0	12.7
Total cash, marketable securities and loaned securities	24.1	23.8	23.1	22.9	20.8
Securities-in-transit (a)	—	(0.1)	(0.1)	—	—
Gross cash	$24.1	$23.7	$23.0	$22.9	$20.8
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we currently do not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at September 30, 2012.

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other -- primarily financing-related). Our key liquidity metrics are operating-related cash flow (which best represents the ability of our Automotive operations to generate cash), Automotive gross cash, and Automotive liquidity. Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	September 30, 2012	December 31, 2011
Gross cash	$24.1	$22.9
Available credit lines
Secured credit facility, unutilized portion	9.5	8.8
Local lines available to foreign affiliates, unutilized portion	0.8	0.7
Automotive liquidity	$34.4	$32.4

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Gross cash at end of period	$24.1	$20.8	$24.1	$20.8
Gross cash at beginning of period	23.7	22.0	22.9	20.5
Total change in gross cash	$0.4	$(1.2)	$1.2	$0.3

Automotive income/(loss) before income taxes (excluding special items)	$1.8	$1.3	$5.0	$5.7
Capital expenditures	(1.3)	(1.1)	(3.6)	(3.1)
Depreciation and special tools amortization	0.8	0.8	2.6	2.6
Changes in working capital (a)	(0.4)	(0.8)	(1.1)	0.7
Other/Timing differences (b)	(0.2)	0.2	(0.5)	(1.0)
Total operating-related cash flows	0.7	0.4	2.4	4.9

Cash impact of personnel-reduction programs accrual	—	(0.1)	(0.3)	(0.2)
Net receipts from Financial Services sector (c)	0.3	0.6	0.7	2.9
Other (d)	0.3	(0.7)	0.7	(0.2)
Cash flow before other actions	1.3	0.2	3.5	7.4

Net proceeds from/(Payments on) Automotive sector debt	—	(1.2)	0.9	(6.3)
Contributions to funded pension plans	(0.6)	(0.2)	(2.5)	(1.0)
Dividends/Other	(0.3)	—	(0.7)	0.2
Total change in gross cash	$0.4	$(1.2)	$1.2	$0.3
__________

(a)	Working capital comprised of changes in receivables, inventory and trade payables.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payments.

(c)	Primarily distributions and tax payments received from Ford Credit.

(d)	Third quarter 2012 includes cash and marketable securities resulting from the consolidation of AAI.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net cash provided by/(used in) by operating activities	$1.4	$1.1	$4.1	$6.8
Items included in operating-related cash flows
Capital expenditures	(1.3)	(1.1)	(3.6)	(3.1)
Proceeds from the exercise of stock options	—	—	—	0.1
Net cash flows from non-designated derivatives	(0.3)	—	(0.6)	0.1
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	—	0.1	0.3	0.2
Contributions to funded pension plans	0.6	0.2	2.5	1.0
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.1)	(0.4)
Settlement of outstanding obligation with affiliates	—	—	(0.3)	—
Other	0.3	0.1	0.1	0.2
Operating-related cash flows	$0.7	$0.4	$2.4	$4.9

Credit Agreement. Lenders have commitments under our Credit Agreement totaling $9,255 million in a revolving facility that will mature on November 30, 2015, and commitments totaling an additional $307 million in a revolving facility that will mature on November 30, 2013. Our Credit Agreement is free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. On May 22, 2012, the collateral securing our Credit Agreement was automatically released upon our unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's.

At September 30, 2012, the utilized portion of the revolving credit facilities was $94 million, representing amounts utilized as letters of credit. Less than 1% of the commitments in the revolving credit facilities are from financial institutions that are based in Greece, Ireland, Italy, Portugal, and Spain.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program. In August of 2012, we drew $137 million (representing the remaining available funds) and began repayment in September with an installment of $148 million under the Loan Arrangement and Reimbursement Agreement with the DOE under the ATVM Incentive Program. As a result, at September 30, 2012, an aggregate of $5.8 billion was outstanding. The proceeds of the loan have been used to finance certain costs for fuel efficient, advanced technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time of each draw and is repayable in equal quarterly installments, which began in September 2012 and will end in June 2022.

Export-Import Bank of the United States ("Ex-Im") and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. At September 30, 2012, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At September 30, 2012, we had $903 million of local credit facilities available to non-U.S. Automotive affiliates, of which $111 million had been utilized. Of the $903 million of committed credit facilities, $50 million expires in 2012, $294 million expires in 2013, $197 million expires in 2014, $321 million expires in 2015, and $41 million thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	September 30, 2012	December 31, 2011
Gross cash	$24.1	$22.9
Less:
Long-term debt	12.9	12.1
Debt payable within one year	1.3	1.0
Total debt	14.2	13.1
Net cash	$9.9	$9.8

Total debt at September 30, 2012 increased by about $1.1 billion from December 31, 2011, primarily reflecting the additional drawdowns of low-cost loans for advanced technology vehicle development and our renminbi-denominated debt issuance in Hong Kong.

Liquidity Sufficiency. One of the four key priorities of our One Ford plan is to finance our plan and strengthen our balance sheet, while at the same time having resources available to grow our business. The actions described above are consistent with this priority. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide a cushion within an uncertain global economic environment. We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow, even as we continue to invest in the growth of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit's funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. Ford Credit's liquidity remains strong, and it maintains cash balances and committed capacity that meet its business and funding requirements over an economic cycle.

Ford Credit ended the quarter with $20.8 billion of liquidity and $32.4 billion of committed capacity, compared with $17.1 billion of liquidity and $32.6 billion of committed capacity at December 31, 2011. It renewed about $2 billion of committed capacity in the third quarter.

At the end of the third quarter of 2012, Ford Credit's managed receivables were $87 billion. Ford Credit ended the quarter with about $11 billion in cash, and securitized funding was 47% of managed receivables.

Ford Credit is projecting year-end 2012 managed receivables in the range of $85 billion to $90 billion, and securitized funding is expected to represent about 48% of total managed receivables, compared with 55% at year-end 2011. It is Ford Credit's expectation that securitized funding as a percentage of managed receivables will continue to decline going forward.

Public Term Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2012, and its public term funding issuances through November 1, 2012, as well as its funding issuances for full-year 2011 and 2010 (in billions):

	Term Funding Plan
	2012
	Full-Year Forecast	Through November 1	Full-Year 2011	Full-Year 2010
Unsecured	$ 9-10	$9	$8	$6
Securitizations (a)	12-14	12	11	11
Total	$ 21-24	$21	$19	$17
__________

(a)	Includes Rule 144A offerings.

Ford Credit is largely complete with its 2012 public term funding plan. Through November 1, 2012, Ford Credit completed $21 billion of funding in the public markets, including about $9 billion of unsecured issuance, of which about $600 million was issued under the Ford Credit U.S. Retail Notes program, and $12 billion of securitizations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table illustrates Ford Credit's liquidity programs and utilization (in billions):

	September 30, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$10.7	$12.1
Unsecured credit facilities	0.7	0.7
FCAR bank lines	6.5	7.9
Conduit / Bank Asset-Backed Securitizations ("ABS")	25.2	24.0
Total liquidity sources	$43.1	$44.7

Utilization of Liquidity
Securitization cash (c)	$(2.9)	$(3.7)
Unsecured credit facilities	—	(0.2)
FCAR bank lines	(5.8)	(6.8)
Conduit / Bank ABS	(9.2)	(14.5)
Total utilization of liquidity	(17.9)	(25.2)
Gross liquidity	25.2	19.5
Capacity in excess of eligible receivables	(4.4)	(2.4)
Liquidity available for use	$20.8	$17.1
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

At September 30, 2012, Ford Credit had $43.1 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $17.9 billion at the end of the third quarter, compared to $25.2 billion at year-end 2011. The reduction of $7.3 billion from year end primarily reflects lower usage of its private conduits.

Ford Credit ended the third quarter of 2012 with gross liquidity of $25.2 billion. Capacity in excess of eligible receivables increased to $4.4 billion, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Liquidity available for use was $20.8 billion at the end of the third quarter of 2012, compared with $17.1 billion at year-end 2011.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2012, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.7 billion, compared with $12.1 billion at year-end 2011.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Ford Credit currently does not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did it hold any at September 30, 2012. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $2.9 billion and $3.7 billion at September 30, 2012 and December 31, 2011, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its outstanding unsecured and asset-backed debt. Ford Credit called an aggregate principal amount of $267 million of debt in the third quarter of 2012, and repurchased and called $482 million of debt in the first nine months of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs. Ford Credit and its subsidiaries, including Ford Credit Europe ("FCE"), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from it eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.2 billion ($13.1 billion of retail, $7.9 billion of wholesale, and $4.2 billion of lease assets) at September 30, 2012, of which about $6 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.7 billion (of which $4.8 billion relates to FCE commitments), having maturities within the next twelve months and the remaining balance having maturities between October 2013 and August 2014. Ford Credit plans to achieve committed capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates, and also provides a committed funding source for future originations and flexibility to transfer capacity among different asset classes and markets. At September 30, 2012, $9.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and, generally, credit rating triggers that could limit its ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2012, Ford Credit and its majority-owned subsidiaries had $744 million of contractually-committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $713 million at September 30, 2012) credit facility (the "FCE Credit Agreement") that matures in 2014, all of which is available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At September 30, 2012, FCE had £55 million (equivalent to about $89 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland, or Portugal.

In addition, at September 30, 2012, Ford Credit had about $6.5 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program, of which $154 million expires in 2012, $3.3 billion expires in 2013, and $3.1 billion expires in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2012, $6.5 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of its asset-backed securities. At September 30, 2012, the outstanding commercial paper balance for the FCAR program was $5.8 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	September 30, 2012	December 31, 2011
Total debt	$84.7	$84.7
Equity	9.4	8.9
Financial statement leverage (to 1)	9.0	9.5

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	September 30, 2012	December 31, 2011
Total debt	$84.7	$84.7
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.7)	(12.1)
Adjustments for derivative accounting (b)	(0.9)	(0.7)
Total adjusted debt	$73.1	$71.9

Equity	$9.4	$8.9
Adjustments for derivative accounting (b)	(0.3)	(0.2)
Total adjusted equity	$9.1	$8.7
Managed leverage (to 1) (c)	8.0	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2012, Ford Credit's managed leverage was 8 to 1 compared with 8.3 to 1 at December 31, 2011, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with us. Ford Credit projects managed leverage to continue in the range of 8 - 9 to 1, which is consistent with its goal of maintaining a strong investment grade balance sheet. Through September 30, 2012, Ford Credit paid $600 million in distributions to its parent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity/(Deficit). At September 30, 2012, Total equity/(deficit) attributable to Ford Motor Company was $18.8 billion, an increase of $3.8 billion compared with December 31, 2011. The increase reflects favorable changes in Retained earnings, primarily related to first nine months 2012 net income attributable to Ford Motor Company of $4.1 billion and favorable changes in Accumulated other comprehensive income/(loss) of $193 million, offset partially by cash dividends declared of $382 million and treasury stock purchases of $92 million.

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

The following ratings actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

•	On August 10, 2012, S&P revised its outlook on Ford and Ford Credit to positive from stable.

•
On September 14, 2012, DBRS upgraded Ford's long-term senior unsecured debt to BBB (low) from BB. DBRS also upgraded Ford Credit's long-term senior unsecured rating to BBB (low) from BB (high). The outlook is stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable
Fitch	BBB-	BBB-	Stable	BBB-	F3	Stable
Moody's	N/A	Baa3	Stable	Baa3	P-3	Stable
S&P	BB+	BB+	Positive	BB+ *	NR	Positive
__________

*	S&P assigns FCE a long-term senior unsecured rating of BBB-, maintaining a one notch differential versus Ford Credit.

OUTLOOK

Our One Ford plan -- to aggressively restructure to operate profitably at current demand and changing model mix, accelerate development of new products customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team leveraging our global assets -- continues to be the guiding strategy for our business.

Our projected vehicle production is as follows (in thousands):

	Fourth Quarter 2012 (a)
	Planned Vehicle Unit Production	Over/(Under) Fourth Quarter 2011
Ford North America	725	50
Ford South America	120	20
Ford Europe	340	(62)
Ford Asia Pacific Africa	295	104
Total	1,480	112
__________
(a) Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The year-over-year increase in fourth quarter planned production reflects higher volumes in all regions except Europe. Lower production at Ford Europe reflects lower industry volume, as well as our strategic initiative to reduce dealer inventories. Our planned fourth quarter 2012 production is more than 100,000 units higher than third quarter production, reflecting seasonal operating patterns, as well as added capacity in North America and Asia Pacific Africa. Planned production is consistent with our disciplined strategy to match production to consumer demand.

We now expect 2012 global economic growth to be in a range of 2% to 2.5%. Global industry sales are projected at around 80 million units, an increase of nearly 5% compared with 2011. Economic growth in the United States is expected to be in the range of 2%, with industry sales supported by replacement demand given the older age of vehicles on the road. In South America, Brazil's easing fiscal and monetary policies, such as sales tax reductions and policy interest rate cuts to historic lows, are setting the stage for renewed economic growth. In Europe, we expect severe conditions to continue, especially in countries undergoing fiscal austerity programs. Recent policy moves in the region are positive steps, but not yet enough to resolve the crisis and fully restore business and consumer confidence. In Asia Pacific Africa, China and India have experienced slowing economic growth, which has prompted some policy easing, including interest rate cuts, liquidity injections, and increased government spending. More policy actions are necessary to stabilize economic growth and facilitate recoveries in these countries. Overall, despite these challenges, we expect global economic growth to continue in 2012.

Within the current economic environment, our planning assumptions and key metrics for 2012 include the following:

	2012
	Memo: First Nine Months	Full-Year Plan	Full-Year Outlook
Industry Volume (million units) (a)
–United States	14.6	13.5 – 14.5	About 14.7
–Europe (b)	14.1	14.0 – 15.0	About 14.0

Operational Metrics
Compared with prior full year:
–U.S. Market Share	15.2%	About Equal (compared with 16.5%)	Lower
–Europe Market Share (b)	8.0%	About Equal (compared with 8.3%)	Lower
–Quality	Mixed	Improve	Mixed

Financial Metrics
Compared with prior full year:
–Automotive Pre-Tax Operating Profit (c)	$5.0 Billion	Higher (compared with $6.3 Billion)	About Equal / Lower
–Ford Credit Pre-Tax Operating Profit	$1.3 Billion	Lower (compared with $2.4 Billion)	On Track
–Total Company Pre-Tax Operating Profit (c)	$6.3 Billion	About Equal (compared with $8.8 Billion)	Lower
–Automotive Structural Cost Increase (d)	$1.1 Billion	Less than $2 Billion	On Track
–Automotive Operating Margin (c)	5.9%	Improve (compared with 5.4%)	About Equal / Lower

Absolute amount:
–Capital Spending	$3.6 Billion	$5.5 Billion – $6 Billion	About $5 Billion
__________

(a)	Includes medium and heavy trucks; seasonally-adjusted annual rate.

(b)	For the 19 markets we track.

(c)	Excludes special items; Automotive operating margin equal to Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(d)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

Our projection of industry sales volume for the markets we track in Europe is unchanged, while we now project U.S. industry sales volume to be about 14.7 million units. We expect U.S. and Europe full-year market share to be lower compared with 2011, and quality is mixed. We continue to expect Automotive pre-tax profit and operating margin to be about equal to or lower than 2011. This includes our continued expectation of an increase in Automotive structural costs of less than $2 billion.

As we look at the regions, our outlook for Ford North America remains unchanged. We expect significantly higher full-year pre-tax profit and operating margin for 2012 compared with 2011, as consumers continue to respond to our strong product line-up, and we remain committed to maintaining our competitive cost structure as we grow our business.

Although we continue to expect Ford South America to be profitable for full-year 2012, we expect the level to be substantially lower than 2011. This reflects increased competitive pressures, weakening currencies, and changes in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

government policies affecting areas such as trade and access to foreign currency. We are continuing to work on actions to strengthen our competitiveness in this changing environment, looking at all areas of the business to improve our operating results. These actions include fully leveraging our One Ford plan, including the introduction of an all-new lineup of global products over the next two years, starting with the launch of the Ranger, EcoSport, and Fusion.

As we have indicated, we view the challenges the automotive industry faces in Europe as more structural than cyclical in nature; industry sales volume for the 19 markets we track in Europe has dropped 20% in the past five years, with only modest industry improvement expected by mid-decade. Against this backdrop, we recently announced our accelerated transformation plan for Ford Europe, which targets all areas of the business to return to profitability by mid-decade -- including new products and technologies, strengthened brand image, and improved cost efficiencies.

Our plan includes an aggressive new product rollout for the region, with 15 global vehicles launched within five years, along with a broad array of smart technologies. We are introducing new initiatives to continue strengthening the Ford brand in the region, including strategic reduction of dealer inventories. Finally, we plan to close three facilities and relocate production for a more efficient manufacturing footprint. We plan to close our vehicle assembly plant and our tooling and stamping operations in the United Kingdom during 2013, and, subject to an information and consultation process with employee representatives, we intend to close our vehicle assembly plant in Belgium in late 2014. Once completed, our actions would reduce Ford Europe's installed assembly capacity (excluding Russia) by 18% or 355,000 units, affect 13% of Ford Europe's workforce, and result in annual gross cost savings of about $450 million - $500 million.

As a result of the deteriorating economic environment in Europe, as well as elements of our transformation plan, we expect our full-year 2012 pre-tax loss for Ford Europe to exceed $1.5 billion. This forecast includes more than $400 million for dealer inventory reductions, and about $100 million of accelerated depreciation associated with our planned manufacturing footprint actions. Compared with 2011, our projected full-year 2012 results reflect lower industry volume and market share, the effect of strategic dealer inventory reductions, higher incentives net of pricing, higher pension expense and restructuring-related costs, and lower parts and services sales.

Looking ahead, we expect full-year 2013 pre-tax results for Ford Europe to be similar to 2012, although the causal factors are somewhat different. As previously disclosed, we expect to incur increased restructuring-related costs in 2013 compared with 2012 -- mainly accelerated depreciation, higher pension expense due to lower discount rates, and investments for growth and to implement the changes in our manufacturing footprint. We also expect favorable market factors in 2013 compared with 2012, primarily the non-repeat in 2013 of this year's dealer inventory reduction actions.

Under our transformation plan, we project Ford Europe will return to profitability by mid-decade, driven by higher industry volume, higher market share from our product and brand initiatives, growth in emerging markets, richer mix, improved contribution margin, and our more efficient manufacturing footprint. A partial offset will be higher structural costs as we reconfigure and grow our business in Europe. As we proceed with our restructuring, most financial effects will flow through our operating results. Employee separation costs, however, will be reflected as a special item. Longer-term, we are targeting Ford Europe to achieve an operating margin in the range of 6% to 8%.

For Ford Asia Pacific Africa, we expect full-year 2012 pre-tax results to be a loss roughly in line with 2011, reflecting costs associated with our continued investment for future growth that precede the benefit of increasing production capacity and new products across the region.

We expect full-year 2012 pre-tax profits of about $1.6 billion at Ford Credit, with distributions for the full year of about $600 million. Ford Credit will continue to assess future distributions based on available liquidity and managed leverage objectives, and continues to anticipate managed receivables in the range of $85 billion to $90 billion at year-end 2012.

Overall, we continue to expect total Company pre-tax profit to be strong, but lower than 2011, with positive Automotive operating-related cash flow including capital spending in line with our existing guidance. We have delivered strong profits in the first nine months of 2012, driven by outstanding results at Ford North America and solid performance by Ford Credit. We have announced significant actions to transform our European business, projecting that Ford Europe will return to profitability by mid-decade. We see the results of our One Ford plan taking hold in Asia Pacific Africa, with market share increasing as investments in new facilities and products gain traction. We also are executing our One Ford plan in South America, expanding our product portfolio with new global products while looking at all areas of our business to improve operating results. We have made substantial progress in recent years by executing the fundamentals of our One Ford plan, and we continue to work toward our mid-decade outlook.

Looking ahead, our One Ford plan will continue to guide us as we work to sustain our strong North America operation, grow our important Ford Credit business, and decisively address the diverse challenges and opportunities worldwide.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2012 and 2011 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2012 was a liability of $452 million, compared with a liability of $236 million as of
December 31, 2011. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $1.6 billion at September 30, 2012, compared with $1.7 billion at December 31, 2011.

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of September 30, 2012 was a liability of $137 million, compared with a liability of $370 million as of
December 31, 2011. The potential decrease in fair value from a 10% decrease in the underlying commodity prices, in U.S. dollar terms, would be $136 million at September 30, 2012, compared with a decrease of $203 million at December 31, 2011.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2012, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $81 million over the next twelve months, compared with an increase of $60 million at December 31, 2011. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Bob Shanks, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. Pursuant to an agreement with Mazda, beginning September 1, 2012 we took full management control of AAI, which operates the Flat Rock Assembly Plant, and we began to account for AAI as a consolidated entity for financial reporting; AAI previously was an unconsolidated affiliate accounted for using the equity investment method. Going forward, we will fully integrate the plant into our systems and processes.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

No material updates to report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, we commenced a modest anti-dilutive share repurchase program during the first quarter of 2012, which authorizes repurchase of our Common Stock in an amount up to an estimated $150 million to offset the dilutive effect of share-based compensation. During the third quarter, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2012 through July 31, 2012	33,070	$9.12	—	$91 million
August 1, 2012 through August 31, 2012	1,895,308	9.31	1,840,000	$74 million
September 1, 2012 through September 30, 2012	1,425,000	10.27	1,425,000	$59 million
Total/Average	3,353,378	$9.72	3,265,000
__________

(a)
The difference between the total number of shares purchased and the number of shares purchased as part of the publicly-announced plan reflects shares that were acquired from our employees or directors related to certain exercises of stock options in accordance with our various compensation plans.

(b)	The remaining number of shares to be repurchased in the fourth quarter of 2012 will not exceed approximately 3.2 million.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	November 2, 2012

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.
Exhibit 15	Letter from PricewaterhouseCoopers LLP dated November 2, 2012 relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	**
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	**
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
__________
* Management contract or compensatory plan or arrangement.
** Submitted electronically with this Report in accordance with the provisions of Regulation S-T.