Form 10-K
period 2012-12-31
FORD MOTOR CO
filed 2013-02-19
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

As of June 29, 2012, Ford had outstanding 3,742,926,268 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($9.59 per share), the aggregate market value of such Common Stock was $35,894,662,910.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 29, 2012 included shares owned by persons who may be deemed to be "affiliates" of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders currently scheduled to be held on May 9, 2013 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 1, 2013, Ford had outstanding 3,851,395,591 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($13.02 per share), the aggregate market value of such Common Stock was $50,145,170,595.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

84

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company (referred to herein as "Ford," the "Company," "we," "our," or "us") was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford.  We are one of the world's largest producers of automobiles.  We and our subsidiaries also engage in other businesses, including financing vehicles.

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K Report" or "Report"), extensive information about our Company can be found at www.corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for the Board of Directors, Code of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents may be accessed by going to our corporate website and clicking on "Our Company," then "Corporate Governance," and then "Corporate Governance Policies," or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

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

To access our SEC reports or amendments or the Section 16 filings, go to our corporate website and click "Our Company," then "Investor Relations," then "Reports and SEC Filings," and then "SEC Filings," which links to a list of reports filed with the SEC.  Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.

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

The reportable segments within our Automotive and Financial Services sectors at December 31, 2012 were as described in the table below:

Business Sector	Reportable Segments (a)	Description
Automotive:	Ford North America
Primarily includes the sale of Ford- and Lincoln-brand vehicles, service parts, and accessories in North America (the United States, Canada, and Mexico), together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. (b)

Ford South America
Primarily includes the sale of Ford-brand vehicles, service parts, and accessories in South America, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Ford Europe
Primarily includes the sale of Ford-brand vehicles, components, service parts, and accessories in Europe, Turkey, and Russia, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Ford Asia Pacific Africa
Primarily includes the sale of Ford-brand vehicles, service parts, and accessories in the Asia Pacific region and South Africa, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.
	Other Financial Services	Includes a variety of businesses including holding companies and real estate.
__________

(a)	We have experienced a number of changes to our reportable segments within the last five years, including the following:

•	We discontinued the Mercury brand as of the end of 2010.

•	We sold our Volvo operations on August 2, 2010.

•
Based on significant reductions in our stock ownership, beginning with the fourth quarter of 2008 we have accounted for our interest in Mazda Motor Corporation ("Mazda") as a marketable security (instead of as an operating segment).

•	We sold our Jaguar Land Rover operations on June 2, 2008.

•	We sold Aston Martin on May 31, 2007.

(b)
For periods prior to January 1, 2009, this segment also included the sale of Mazda6 vehicles produced by our then-consolidated affiliate AutoAlliance International, Inc. ("AAI"). AAI was an unconsolidated affiliate in 2009 - 2011, but was restructured in 2012 and consolidated.

ITEM 1. Business (Continued)

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2012, we sold approximately 5,668,000 vehicles at wholesale throughout the world.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("Item 7") for discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are marketed through retail dealers in North America, and through distributors and dealers outside of North America (collectively, "dealerships"), the substantial majority of which are independently owned.  At December 31, 2012, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2012
Ford	10,537
Ford-Lincoln (combined)	876
Lincoln	206
Total	11,619

We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

In addition to the products we sell to our dealerships for retail sale, we also sell vehicles to our dealerships for sale to fleet customers, including commercial fleet customers, daily rental car companies, and governments.  We also sell parts and accessories, primarily to our dealerships (which in turn sell these products to retail customers) and to authorized parts distributors (which in turn primarily sell these products to retailers). Through our dealerships, we also offer extended service contracts to retail customers.

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

As with other manufacturers, the profitability of our business is affected by many factors, including:

•	Wholesale unit volumes

•	Margin of profit on each vehicle sold - which in turn is affected by many factors, such as:

▪	Market factors - volume and mix of vehicles and options sold, and net pricing (reflecting, among other factors, incentive programs)

▪	Costs of components and raw materials necessary for production of vehicles

▪	Costs for customer warranty claims and additional service actions

▪	Costs for safety, emissions, and fuel economy technology and equipment

•	A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

Our industry has a very competitive pricing environment, driven in part by industry excess capacity, particularly in mature markets such as North America and Europe.  For the past several decades, manufacturers typically have given

ITEM 1. Business (Continued)

price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the "Overview" section in Item 7.

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

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 20,600 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just under five and a half years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe that these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

Warranty Coverage and Additional Service Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product, and the geographic location of its sale.  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions, including product recalls and customer satisfaction actions.

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

	Industry Sales Volume (a)
	2012	2011	2010	2009	2008
United States	14.8	13.0	11.8	10.6	13.5
Canada	1.7	1.6	1.6	1.5	1.7
Mexico	1.0	0.9	0.8	0.8	1.1
Ford North America	17.5	15.5	14.2	12.9	16.3

Brazil	3.8	3.6	3.5	3.1	2.8
Argentina	0.8	0.8	0.7	0.5	0.6
Ford South America (b)	5.6	5.4	5.0	4.2	4.3

Britain	2.3	2.2	2.3	2.2	2.5
Germany	3.4	3.5	3.2	4.0	3.4
Ford Europe (c)	14.0	15.3	15.3	15.9	16.6

Turkey	0.8	0.9	0.8	0.6	0.5
Russia	3.0	2.7	2.0	1.5	3.1

China	18.9	18.4	18.3	14.1	9.9
India	3.6	3.3	3.1	2.3	2.0
Australia	1.1	1.0	1.0	0.9	1.0
South Africa	0.5	0.5	0.4	0.4	0.5
ASEAN (d)	3.4	2.6	2.4	1.9	2.0
Ford Asia Pacific Africa (e)	33.4	30.4	30.7	24.5	20.9
______________

(a)	Throughout this Report, industry sales volume and wholesale unit volumes include sales of medium and heavy trucks.

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

(e)
Ford Asia Pacific Africa industry sales volume and market share are based, in part, on estimated vehicle sales for the 12 markets we track (i.e., Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam); market share data for 2008 to the present include Ford and local-brand vehicles produced by our unconsolidated affiliates, including our Chinese joint venture Jiangling Motors Corporation, Ltd. ("JMC").

ITEM 1. Business (Continued)

Ford North America

The following tables show our wholesales and market share by market in North America:

	Wholesales (a)
	(in thousands)
	2012	2011	2010	2009	2008
United States	2,302	2,224	1,947	1,563	1,825
Canada	281	273	278	223	198
Mexico	83	88	88	80	134
Ford North America (b)	2,784	2,686	2,413	1,927	2,329
______________
(a) Throughout this Report, wholesale unit volumes include all Ford-badged units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers and units distributed for other manufacturers, and JMC-brand vehicles produced by our unconsolidated affiliate. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford-badged vehicles produced and distributed by our unconsolidated affiliates, and JMC-brand vehicles produced by our unconsolidated affiliate) are not included in our revenue. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), are included in wholesale unit volumes.

(b)	Throughout this Report, regional wholesale unit volumes include wholesales to various export markets.

	Market Share (a)
	2012	2011	2010	2009	2008
United States	15.2%	16.5%	16.4%	15.3%	14.2%
Canada	16.1	17.1	16.9	15.2	12.6
Mexico	8.2	9.4	10.5	11.8	12.1
______________
(a) Throughout this Report, market share represents reported retail sales of our brands as a percent of total industry sales volume in the relevant market (as opposed to wholesale unit volumes reflecting sales directly by us to our customers, generally our dealers).

United States. The competitive environment in the United States continues to intensify as foreign manufacturers continue to increase both imports to the United States and production capacity in North America. During 2012, Japanese manufacturers fully recovered from the production disruptions caused by natural disasters the previous year, production capacity expanded, and post-recessionary new product cadence strengthened among most manufacturers.

Overall, we see a long-term industry trend toward smaller and more fuel-efficient vehicles; the small car segment has increased its share from 14% in 2004 to nearly 21% in 2012 - one of the most significant segment shifts in the industry. Sales of small cars showed the strongest expansion of any vehicle segment in 2012, posting a 23% increase compared with overall industry expansion of just 13%. At the same time, our sales of small cars were up 29% in 2012, giving us just over 10% of the small car segment, more than a full percentage point increase compared to 2010, and our best share of the U.S. small car segment since 2003.

Mid-size cars were the fastest-growing segment of the U.S. industry following small cars. In 2012, this segment grew 21%, to represent just over 17% of U.S. industry - the segment's largest share in more than a decade. This growth can be attributed largely to the strong launch cadence of new products in the segment during 2012. Since many of the all-new high-volume mid-size cars were launched in the second half of 2012 - including our 2013 Fusion launched in September 2012 - this segment of industry should continue to benefit from last year's launch activity.

Small car-based utilities grew at a slightly slower rate during 2012, at 12%, with segment share of the U.S. industry flat compared with the prior year at about 13%. This segment likely will continue to grow in the years to come, as the number of "baby boomers" moving toward "empty nester" status continues to multiply. Our Escape small utility produced another record sales year in 2012, with more than 260,000 vehicles sold - its best sales since launch of the vehicle in 2000. In 2012, Ford was the number-one selling brand of utility in America for the second straight year.

Although the full-size pickup segment has begun to grow, its share of total U.S. industry has remained flat over the last three years at approximately 11.5%. We will need to see a continued and sustainable recovery in the construction industry (including new housing starts) in order to see the full-size pickup segment increase significantly as a percentage of total industry sales. Another factor that could positively influence full-size pickup truck sales in the years to come is the unusually high average age of the truck population, which is now at 10 years. Within the full-size pickup truck segment, our F-Series retains strong market leadership, marking its 36th straight year as America's best-selling pickup and its 31st straight year as America's best-selling vehicle. With a total of more than 645,000 pickups sold, F-Series grabbed 39% share of the full-size pickup segment during 2012, its highest share since 2001.

ITEM 1. Business (Continued)

Our strong U.S. vehicle sales in 2012 reflected our balanced portfolio of fuel-efficient vehicles, as our passenger cars, utilities, and trucks each reported gains last year.

The data above include both retail and fleet sales.  Fleet sales include sales to commercial fleet customers, daily rental car companies, and governments; in general, fleet sales tend to be less profitable than retail sales.  In 2012, fleet sales were 30% of our total sales, compared with 32% in 2011; the majority was with commercial and government customers, which are more profitable than daily rentals. In 2012, our daily rental business was 12% of total sales, equal to a year ago and to industry average. As the leading manufacturer of commercial vehicles in the United States, commercial buyers are increasingly choosing Ford cars and crossovers because of our improved resale values, and continue to favor Ford trucks and vans.

Canada. Industry sales volume in Canada grew 6% in 2012. Within that total, car sales increased by 1.7 percentage points to 45% of overall industry vehicle sales, while truck sales decreased to 55% of industry sales volume. Our sales performance in the market earned Ford Canada the sales leadership title for the third year in a row. In 2012, Ford Canada earned segment leadership with Mustang, Escape, Explorer, F-150, and Super Duty. F-Series maintained truck leadership for the 47th straight year, achieving record sales of more than 106,000 units.

Mexico. Industry sales volume in Mexico grew 9% during 2012. The sales performance of our Fiesta and Ikon in the B-car segment - which is the fastest growing segment in the industry - favorably impacted our market share, although the improvement was limited by production availability. The main contributors to share decline were discontinuation of Courier, balance-out of the EcoSport in advance of introduction of the new model, limited availability of the new Escape, and suspension of the free trade agreement with Argentina that affected import of Ranger pickups. Our plans for near-term market share growth include continuing to pursue volume opportunities in the core B- and C-car segments and small SUVs by leveraging new product launches.

Ford South America

As indicated, we track industry sales and market share for six markets in South America - Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela. Ford South America's wholesales data are more inclusive, tracking Ford-brand vehicles in nearly every market in the region. Brazil and Argentina are our highest-volume South American markets. In particular, Brazil's economy and demographics, with growing per capita income, low vehicle ownership rates, and a young population, have allowed its automotive market to more than double since 2002. These favorable factors are expected to continue to contribute to growth in vehicle sales in Brazil. The following tables show our wholesales and market share in the largest markets and in total:

	Wholesales
	(in thousands)
	2012	2011	2010	2009	2008
Brazil	336	346	358	336	297
Argentina	107	105	85	66	77
Ford South America	498	506	489	443	435

	Market Share
	2012	2011	2010	2009	2008
Brazil	9.1%	9.5%	10.4%	10.3%	10.0%
Argentina	12.3	12.9	12.4	13.3	12.4
Ford South America	9.0	9.3	9.8	10.2	9.7

The competition in Brazil continues to intensify, as a number of automotive manufacturers bring online substantial capacity increases in the market. The intensifying competitive environment is putting pressure on industry net pricing; in the second half of 2012, we successfully initiated efforts to leverage our One Ford plan by introducing global products (e.g., EcoSport small utility and Ranger pickup), with additional global products to come that will continue to benefit us in this market. The competitive environment, including new trade barriers and currency risks across the region, especially in Venezuela, may limit our growth in certain countries.

Ford Europe

The automotive industry in Europe is intensely competitive, and expected to intensify further as Japanese and Korean manufacturers increase production capacity in the region and manufacturers of premium brands (e.g., BMW, Mercedes-Benz and Audi) continue to broaden product offerings.

ITEM 1. Business (Continued)

As indicated, our industry and market share measures focus on the following traditional 19 markets in Europe: Austria, Belgium, Britain, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Sweden, and Switzerland. Ford Europe's wholesales are more inclusive, tracking Ford-brand vehicles in every market in the region, including wholesales in Turkey and Russia from our unconsolidated affiliates Ford Otosan and FordSollers.

The nearly ten percent decline in industry sales volume for the 19 markets we track in Europe in 2012 compared with 2011 largely reflected the impact of the continuing Eurozone crisis and associated issues, and was heavily affected by the economic environment in Italy and Spain.

	Wholesales
	(in thousands)
	2012	2011	2010	2009	2008
Ford Europe	1,353	1,602	1,573	1,568	1,820

	Market Share
	2012	2011	2010	2009	2008
Ford Europe	7.9%	8.3%	8.4%	9.1%	8.6%

Ford was again the second best-selling car brand in our traditional 19 markets in 2012 - a position we have maintained for the past five years. Our continued market strength reflects the strong momentum of our new vehicles, including the B-MAX recently launched in October 2012.

Within the 19 markets we track, Britain and Germany are our highest-volume markets. Any change in the British or German market has a significant effect on the results of Ford Europe. The following tables show our wholesales and market share for Britain and Germany (which are included within the traditional 19 markets data above):

	Wholesales
	(in thousands)
	2012	2011	2010	2009	2008
Britain	337	342	341	354	415
Germany	208	250	216	286	250

	Market Share
	2012	2011	2010	2009	2008
Britain	14.9%	15.0%	15.0%	16.8%	16.4%
Germany	6.8	7.4	6.9	7.6	7.0

Britain. Industry sales volume in Britain began to decline in 2008 with the global financial crisis, and since 2009 has remained in the 2.2 million - 2.3 million unit range (compared with 2.8 million units in 2007). Britain was the only market among our traditional 19 markets in Europe that experienced an increase in industry sales volume in 2012, increasing 3.8% compared with the prior year. We had a slight decrease in our market share in 2012 compared with the prior year, with Ford continuing as the market share leader in Britain. Unusually high market share in 2009 was driven by the launch of the popular Ford Ka and Fiesta small cars, coincident with the implementation of a government vehicle scrappage program designed to stimulate vehicle sales.

Germany. With 3.4 million new vehicle registrations in 2012, Germany's industry sales volume remained almost unchanged compared with the prior year. Germany remains the largest vehicle market in the European Union. Our decrease in market share in 2012 compared with the prior year primarily reflected competitive market pressures, as well as our reduced participation in low-margin business such as daily rental and demonstration vehicles.

Turkey and Russia. Although not included in results for the 19 European markets discussed above, Turkey and Russia also contribute to our Ford Europe segment results. The following tables show our wholesales and market share for the last five years:

	Wholesales
	(in thousands)
	2012	2011	2010	2009	2008
Turkey	108	140	130	79	78
Russia	134	124	93	74	183

ITEM 1. Business (Continued)

	Market Share
	2012	2011	2010	2009	2008
Turkey	13.8%	15.8%	15.8%	15.1%	14.7%
Russia	4.3	4.3	4.6	5.5	6.1

Turkey. Industry growth slowed in 2008 as a result of the global financial crisis. Beginning in 2009, industry vehicle sales accelerated due to government incentives put in place, with significant continuous increase in 2010 and 2011. In 2012, however, industry decreased by 10% compared with the prior year, largely driven by increased consumption and gasoline taxes. Our wholesales were affected by this industry downturn, and we experienced a share drop compared with the prior year, although Ford remains the leading automotive company for the 11th consecutive year.

Russia. Following a 50% contraction in 2009 as a result of the impact of the global financial crisis reaching Russia, industry sales volume has returned almost to pre-crisis levels, with industry sales volume of 3 million units in 2012. Russia is the second-largest market for vehicle sales in Europe, and is expected to become the largest over the next several years. Our sales grew by 8% in 2012, led by strong Transit sales. As previously reported, our Russian operations became part of the new FordSollers joint venture which began operations in October 2011. We expect this joint venture to contribute to our ability to continue to grow profitably in this rapidly expanding market.

Ford Asia Pacific Africa

Ford Asia Pacific Africa industry sales and market share data focus on our 12 major markets in the region; wholesales are more inclusive, tracking every market in the region. Of the markets we track in this region, ASEAN, Australia, China, India, and South Africa are our principal markets.

Small cars account for 60% of Asia Pacific Africa industry sales volume, and are anticipated to continue to benefit from government policy. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region, particularly around small, ultra-affordable passenger cars. The highly successful launch of our all-new Focus small car once again demonstrates our ability to successfully compete in key growth segments in the region. We anticipate further success with the introduction of the all-new EcoSport small utility in 2013. The following tables show our wholesales and market share for key markets and in total for the last five years:

	Wholesales
	(in thousands)
	2012	2011	2010	2009	2008
China	627	519	483	345	251
India	87	96	84	30	29
Australia	94	83	104	92	102
South Africa	49	49	45	38	51
ASEAN	95	74	51	38	36
Ford Asia Pacific Africa	1,033	901	838	604	532

	Market Share
	2012	2011	2010	2009	2008
China	3.2%	2.7%	2.5%	2.5%	2.6%
India	2.4	2.9	2.6	1.3	1.4
Australia	8.1	9.0	9.2	10.3	10.3
South Africa	7.8	8.4	7.7	7.6	6.9
ASEAN	2.6	2.7	1.5	1.6	1.5
Ford Asia Pacific Africa	2.8	2.7	2.4	2.3	2.3

China and India are burgeoning markets that are expected to continue to experience rapid and substantial growth in the next ten years, driving new economic growth in the Asia Pacific Africa region. Accordingly, we have increased and are planning to increase further our dealer networks and manufacturing capacity in the region. We and our unconsolidated joint venture affiliates completed construction of two new plants in the region in the last year, announced significant expansions of existing facilities, and currently are building seven additional plants in the region - five in China and two in India - all as part of our plan to reach production capacity of 2.7 million vehicles by mid-decade. These new state-of-the-art highly-flexible manufacturing facilities will help us reach the goal of increasing worldwide sales to about 8 million vehicles per year by mid-decade.

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

Ford Credit does business in the United States and Canada through regional business centers. Outside of the United States, FCE Bank plc ("FCE") is Ford Credit's largest operation; Europe is FCE's largest market. Within Europe, FCE's largest markets are Germany and the United Kingdom. About 70% of FCE's finance and lease receivables are from FCE's customers and Ford dealers in Germany, the United Kingdom, and France; about 15% are from FCE's customers and Ford dealers in Italy and Spain; and about 1% are from FCE's customers and Ford dealers in Greece, Ireland, and Portugal. FCE, through its Worldwide Trade Financing division, also provides financing to dealers in countries where typically we have no established local presence.

Ford Credit's share of retail financing for new Ford and Lincoln vehicles sold by dealers in the United States and new Ford vehicles sold by dealers in Europe, as well as its share of wholesale financing for new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe were:

United States	Years Ended December 31,
Financing share – Ford and Lincoln	2012	2011	2010
Retail installment and lease	38%	36%	32%
Wholesale	78	80	81
Europe
Financing share – Ford
Retail installment and lease	32%	29%	26%
Wholesale	98	99	99

See Item 7 and Notes 7, 8, and 9 of the Notes to the Financial Statements for a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for discussion of how Ford Credit manages its financial market risks.

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

In November 2008, we entered into an Amended and Restated Support Agreement with Ford Credit, pursuant to which, if its managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  No capital contributions have been made pursuant to this agreement.  In addition, Ford Credit has an agreement to maintain FCE's net worth in excess of $500 million; no payments have been made pursuant to that agreement.

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

Mobile Source Emissions Control

U.S. Requirements - Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. The current ("Tier 2") emissions regulations promulgated by the U.S. Environmental Protection Agency ("EPA") set standards for cars and light trucks. Tier 2 emissions standards also establish durability requirements for emissions components to 120,000 miles or 150,000 miles (depending on the specific standards to which the vehicle is certified). In 2013, EPA is expected to propose new "Tier 3" regulations, setting more stringent motor vehicle emissions standards for future model years.

EPA also has stringent emissions standards and requirements for EPA-defined "heavy duty" vehicles and engines (generally, those vehicles with a gross vehicle weight rating of 8,500 pounds to 14,000 pounds gross vehicle weight). In order to meet the standards for heavy duty diesel trucks, Ford and most other manufacturers use selective catalytic reduction ("SCR") systems, which require periodic customer maintenance. EPA has issued guidance calling for increasingly stringent warning systems to alert motorists to the need for maintenance of SCR systems. Development of the necessary warning systems is a challenging process, and obtaining certification of SCR-equipped diesel trucks by EPA and the California Air Resources Board ("CARB") is particularly challenging.

In 2011, EPA issued waivers under the Clean Air Act allowing the distribution and sale of gasoline containing 15% ethanol ("E15" fuel) for use in 2001 model year and later gasoline-powered vehicles. Virtually all of the vehicles affected by the waivers were designed to accommodate gasoline containing a maximum ethanol content of 10%. There are concerns that extensive use of E15 in these past model-year vehicles may lead to fuel system problems and other issues. Various petitioners, including the automotive industry, sought judicial review of the EPA waivers; the District of Columbia Circuit Court of Appeals has denied relief, and petitioners may seek review by the U.S. Supreme Court. If EPA's waivers are allowed to stand, Ford and other automotive manufacturers may face increased warranty claims and customer complaints, as well as the possibility of consumer litigation, due to the introduction of E15 into the market.

U.S. Requirements - California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from EPA to establish unique vehicle emissions control standards; each new or modified proposal requires a new waiver of preemption from EPA.  California has received a waiver from EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified by CARB; CARB's current low-emission vehicle ("LEV II") emissions standards treat most light duty trucks the same as passenger cars, and require both types of vehicles to meet stringent new emissions requirements. Like EPA's Tier 2 emissions standards, CARB's LEV II emissions standards present a difficult engineering challenge. The California program includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs") that emit no regulated pollutants. The current ZEV regulations allow certain advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions, to qualify for ZEV credits. The rules also give some ZEV credits for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The current rules require increasing volumes of battery-electric and other advanced technology vehicles with each passing model year. We plan to comply with the ZEV regulations through the sale of a variety of battery-electric vehicles, hybrid vehicles, plug-in hybrid vehicles, and PZEVs. Our compliance plan entails significant costs, and has a variety of inherent risks, including potential component shortages that may make it difficult to produce vehicles in sufficient quantities.

The Clean Air Act also permits other states that do not meet National Ambient Air Quality Standards to adopt California's motor vehicle emissions standards no later than two years before the affected model year.  In addition to California, thirteen states, primarily located in the Northeast and Northwest, have adopted the California standards for current and/or future model years (and ten of these states also have adopted the ZEV requirements).  These states, together with California, account for more than 30% of our current U.S. light duty vehicle sales volume. It is possible that additional states may adopt the California standards in the future.  The adoption of California standards by other states presents challenges for manufacturers, including:  1) managing fleet average emissions standards and ZEV mandate

ITEM 1. Business (Continued)

requirements on a state-by-state basis, which presents difficulties from the standpoint of planning and distribution; 2) market acceptance of some vehicles required by the ZEV program varies from state to state, depending on weather and other factors; and 3) states adopting the California program have not adopted California's clean fuel regulations, which may impair the ability of vehicles in other states to meet California's in-use standards.

In 2012, CARB finalized revisions to its LEV and ZEV regulations. The new "LEV III" program begins to take effect with the 2015 model year and includes more stringent tailpipe and evaporative emissions standards for light and medium duty vehicles; extended durability requirements; and changes to the certification test procedures, requiring manufacturers to certify vehicles on fuel containing 10% ethanol. The amended ZEV regulations mandate substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles for the 2018 - 2025 model years. By the 2025 model year, approximately 15% of a manufacturer's total California sales volume will need to be made up of such vehicles.

The LEV III regulations will require automobile manufacturers to design and develop new emissions after-treatment systems, which presents an engineering challenge. The 2018 - 2025 model year ZEV rules pose an even greater obstacle that could have a substantial adverse effect on our sales volumes and profits. Compliance with the ZEV mandate involves intensive planning efforts and large capital investments in order to deliver the required number of advanced-technology vehicles. We are concerned that the market and infrastructure in California may not support the large volumes of advanced-technology vehicles that manufacturers will be required to produce, particularly in the 2018 - 2025 model years. We also are concerned about potential enforcement of the ZEV mandate in other states that have adopted California's ZEV program, where the existence of a market for such vehicles is even less certain. CARB conducts periodic reviews of its upcoming ZEV requirements, taking into account factors such as technology developments and market acceptance. Ford and the industry will be active participants in such reviews, with the goal of ensuring that ZEV requirements are feasible and not excessively burdensome.

European Requirements.  European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new "Stage V" emissions standards took effect for vehicle registrations starting in January 2011; Stage VI requirements will apply from September 2014, with a second phase beginning in September 2017.  Stage V particulate standards drove the deployment of particulate filters across diesels, and Stage VI further tightens the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust after-treatment, which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles. The additional requirements for the second phase of Stage VI will further increase stringency of particle emissions for direct injection gasoline vehicles, and apply more demanding on-board diagnostic thresholds for all vehicles. There are some additional test procedures still in development for application as part of the second phase of Stage VI.

Vehicles equipped with SCR systems require a driver inducement and warning system for maintenance or repair.  The Stage V/VI emission legislation also mandated internet provision of all repair information (not just emissions-related), and provision of information to diagnostic tool manufacturers.

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe ("UN-ECE") mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China plans to adopt the most recent European standards, to be implemented starting from 2013 in large cities. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Although these countries have adopted regulations based UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for these markets.

Furthermore, not all countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted.  This could lead to compliance problems, particularly if on-board diagnostic or in-use surveillance requirements are implemented. Japan has unique standards and test procedures, which may require unique emissions control systems be designed for the Japanese market.  Canadian criteria emissions regulations are aligned with U.S. Tier 2 requirements discussed above; a new examination of mobile source emissions has commenced, and it is expected that any new regulation will align standards with the current U.S. regulations.

In South America, Brazil, Argentina, and Chile have introduced more stringent emissions standards.  Brazil approved European Stage V emissions and on-board diagnostic standards for heavy trucks starting in 2012; more stringent light vehicle limits come into effect starting in 2012.  Argentina also will apply Stage V standards beginning in 2014 (for new vehicle homologations) and 2016 (for new vehicle registrations). Chile approved a plan to introduce more stringent

ITEM 1. Business (Continued)

emission standards (i.e., European Stage IV and V or corresponding U.S. emissions standards) nationwide for light and medium duty vehicles, and progressive alignment with the Metropolitan Region (i.e., the capital city Santiago and surrounding area) by September 2014. Heavy duty vehicles will be required to meet Stage V (or corresponding U.S. emissions standards) by October 2014.

Motor Vehicle Fuel Economy

In addition to our own push for class-leading fuel efficiency for our vehicle line, we also face ever-increasing expectations from regulators, public interest groups, and consumers for improvements in motor vehicle fuel economy, for a variety of reasons including energy security and reduced GHG emissions. Our ability to comply with a given set of fuel economy standards (including GHG emissions standards, which are functionally equivalent to fuel economy standards) depends on a variety of factors, including:  1) prevailing economic conditions, including fluctuations in fuel prices; 2) alignment of standards with actual consumer demand for vehicles; and 3) adequate lead time to make necessary product changes.  Consumer demand for vehicles tends to fluctuate based on a variety of external factors.  Consumers are more likely to pay for vehicles with fuel-efficient technologies (such as hybrid-electric vehicles) when the economy is robust, and when fuel prices are relatively high.  When the economy is in recession and/or fuel prices are relatively low, many consumers may put off new vehicle purchases altogether, and among those who do purchase vehicles, demand for higher-cost fuel technologies is not likely to be strong. If consumers demand vehicles that are relatively large and/or high-performance, while regulatory standards require production of vehicles that are smaller and more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average GHG emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

U.S. Requirements - Light Duty Vehicles.  Federal law requires that light duty vehicles meet minimum corporate average fuel economy ("CAFE") standards set by the National Highway Traffic Safety Administration ("NHTSA").  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer's fleet of domestic passenger cars, imported passenger cars, and light trucks, respectively.

California also has asserted the right to regulate motor vehicle GHG emissions, and a 2007 U.S. Supreme Court decision paved the way for EPA to regulate motor vehicle GHG emissions under the Clean Air Act. The potential for three sets of overlapping and conflicting regulations led to the establishment of the federal "One National Program," pursuant to which EPA and NHTSA have promulgated regulations establishing a harmonized national program of CAFE and GHG regulations for light duty vehicles for the 2012 - 2016 model years. The 2012 - 2016 federal GHG and fuel economy standards are very challenging.  They require new light duty vehicles to ramp up to an industry average fuel economy of approximately 35.5 miles per gallon ("mpg") by the 2016 model year, which amounts to the steepest rate of increase in fuel economy standards since the inception of the CAFE program.  CARB has amended its regulations to provide that manufacturers who comply with One National Program regulations will be deemed to comply with California GHG regulations.

We believe that we will be able to comply with the harmonized federal CAFE/GHG standards for the 2012 - 2016 model years, as a result of aggressive actions to improve fuel economy that we built into our cycle plan, and through a variety of flexible compliance mechanisms.  In contrast, we had projected that we would be unable to comply with the state GHG standards that had been in place for the 2012 - 2016 period without undertaking costly product restrictions in some states.  Key differences that enable us to project compliance with the national program include:  1) One National Program standards, although very stringent, do not ramp up as steeply as the state standards they are replacing; and 2) One National Program allows us to determine compliance based on nationwide sales rather than state-by-state sales. The ability to average across the nation eliminates state-to-state sales variability and is a critical element for us and for the automotive industry. The 2012-2016 model year One National Program rules currently are being challenged in federal court by entities concerned about the ramifications of these rules on stationary source regulation. The automotive industry has intervened in the litigation with the goal of preventing adverse changes to the existing One National Program.

In 2012, EPA and NHTSA jointly promulgated regulations extending the One National Program framework through the 2025 model year. The new rules require manufacturers to achieve, across the industry, a light duty fleet average fuel economy of approximately 45 mpg by the 2021 model year, and approximately 54.5 mpg by the 2025 model year, assuming all of the CO2 emissions reductions are achieved through the deployment of fuel economy technology. This represents a reduction of roughly 5% per year in CO2 emissions from passenger cars for the 2017 - 2025 model years.

ITEM 1. Business (Continued)

For light trucks, the proposed standards represent a reduction in CO2 emissions of about 3.5% per year for model years 2017 - 2021, and about 5% per year for model years 2022 - 2025.

It is important to note that EPA's 2022 - 2025 GHG standards are final rules; in contrast, NHTSA's 2022 - 2025 CAFE standards are conditional because, by statute, NHTSA may only set CAFE standards for up to five model years at a time. Each manufacturer's specific task would depend on the mix of vehicles it sells. The rules include the opportunity for manufacturers to earn credits for technologies that achieve real-world CO2 reductions, and fuel economy improvements that are not captured by EPA fuel economy test procedures. Manufacturers also can earn credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems. The rules provide for a midterm evaluation process under which, by 2018, EPA will re-evaluate its standards for model years 2022 - 2025 in order to ensure that those standards are feasible and optimal in light of intervening events. In parallel, NHTSA will undertake a process to promulgate final CAFE standards for those model years. CARB has modified its GHG regulations to provide that compliance with the federal program satisfies compliance with California's requirements for the 2017 - 2025 model years. As with the 2012 - 2016 rules, the 2017 - 2025 rules have been challenged in federal court by entities whose primary concern appears to be the ramifications of the vehicle rules on stationary source regulation. The automotive industry has intervened in the litigation with the goal of avoiding adverse changes to the One National Program rules.

While the new rules are challenging, we believe they are feasible in light of our product plans and projected market conditions for the time period covered by our product planning process. We also believe the new rules are preferable to engaging in protracted disputes with California and other states that use the California standards over the right to enforce state-specific GHG standards.

Ford's ability to comply with the 2022 - 2025 model year standards remains unclear because of the many unknowns regarding technology development, market conditions, and other factors so far into the future. We intend to be an active participant in the midterm evaluation process for these standards. If the agencies seek to impose and enforce extreme fuel economy or GHG standards in spite of unfavorable market conditions or inadequate technology development, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits. Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as high-performance cars, utilities, and/or full-size light trucks, in order to maintain compliance.

U.S. Requirements - Heavy Duty Vehicles. In 2011, EPA and NHTSA promulgated final regulations imposing, for the first time, GHG and fuel economy standards on heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. These standards will be challenging, but we believe we will be able to comply. EPA and NHTSA are expected to issue a new round of standards for these vehicles covering the 2019 model year and beyond; as the standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks. The 2014 - 2018 heavy duty GHG rules are being challenged in federal court by entities other than truck and engine manufacturers. Remand or rejection by the court could have a substantial adverse impact on our future production and sale of heavy duty vehicles, depending on the court's specific order and agencies' response.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 which limits the industry fleet average to a maximum of 130 grams per kilometer ("g/km"), using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions ("eco-innovations"), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets, with fees ranging from €5 to €95 per vehicle per g/km shortfall in the years 2012 - 2018, and €95 per g/km shortfall beginning in 2019. Manufacturers will be permitted to use a pooling agreement between wholly-owned brands to share the burden. Further pooling agreements between different manufacturers also are possible, although it is not clear that these will be of much practical benefit under the regulations. For 2020, an industry target of 95 g/km has been set. This target will be further detailed in a review in 2013. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland has introduced similar rules, which began phasing-in starting in July 2012 with the same targets (which likely also will include a 2020 target of 95 g/km), although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impact our average fleet performance.

In separate legislation, so-called "complementary measures" have been mandated (for example, tire-related and gearshift indicator requirements), and more mandates are expected.  These include requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament have approved a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in from

ITEM 1. Business (Continued)

2014 - 2017), and 147 g/km in 2020; it is likely that other European countries, like Switzerland, will implement similar rules but under even more difficult conditions. This regulation also provides different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for so-called "multi-stage vehicles" (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, "super-credits" for vehicles below 50 g/km, and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions.  The EU CO2 requirements are likely to trigger further measures. To limit GHG emissions, the EU directive on mobile air conditioning currently requires the replacement of the current refrigerant with a lower "global warming potential" refrigerant for new vehicle types, and for all newly registered vehicles starting in January 2017. A refrigerant change adds considerable costs along the whole value chain.

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for the 2012 - 2016 model years.  The Canadian federal government now has published a draft regulation which maintains alignment with U.S. EPA vehicle GHG standards for the 2017 - 2025 model years. The final regulation for 2014 - 2018 heavy duty vehicles is expected in February 2013. In December 2009, Quebec also enacted province-specific regulations setting fleet average GHG standards for the 2010 - 2016 model years effective January 2010.  Now that the Canadian federal regulation is in place, the Quebec government has amended the Quebec regulation to recognize equivalency with the federal standards; reporting of Quebec fleet performance still is required.

Mexico also is in the process of adopting fuel economy/CO2 standards based on the U.S. One National Program framework, to take effect in 2014.

Many Asia Pacific countries (such as Australia, China, Japan, India, South Korea, Taiwan, and Vietnam) are also developing or enforcing fuel efficiency or labeling targets. For example, Japan has fuel efficiency targets for 2015 and is preparing to promulgate more stringent 2020 targets, with incentives for early adoption. China has been developing Stage III and Stage IV fuel economy targets for implementation for 2012 - 2015 and 2016 - 2020, respectively. All of these fuel efficiency targets will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for light duty vehicles with a spark ignition engine. While the program is voluntary, Brazil also published a new automotive regime which requires participation in the fuel economy labeling program and a minimum 12% improvement in industry-wide fuel efficiency for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction for customers. Additional tax reductions are available if further fuel efficiency improvements are achieved. Chile introduced requirements for fuel consumption and CO2 emissions levels of light duty vehicles to be posted at sales locations and in owner manuals beginning in February 2013. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

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

Other National Requirements.  The EU and many countries around the world have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced UN-ECE regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  These technologies have been implemented in Europe with final regulation

ITEM 1. Business (Continued)

and implementing measures having become available in late 2011. Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New recall requirements in Asia Pacific Africa also may add substantial costs and complexity to our global recall practice.

Pollution Control Costs

During the period 2013 through 2017, we expect to spend about $125 million on our facilities in the Americas and Europe to comply with stationary source air and water pollution and hazardous waste control standards that are now in effect or are scheduled to come into effect during this period. Of this total, we currently estimate we will spend between $25 million and $30 million in each of 2013 and 2014. Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2012 and 2011 was as follows (in thousands):

	2012	2011
Automotive
Ford North America	80	75
Ford South America	17	16
Ford Europe	46	47
Ford Asia Pacific Africa	22	19
Financial Services
Ford Credit	6	7
Total	171	164

The year-over-year increase in employment primarily reflects increases in North America and Asia Pacific Africa to support increased production, partially offset by the initiation of personnel-reduction programs in Europe.

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

In 2011, we entered into a four-year collective bargaining agreement with the UAW. The agreement covers approximately 41,000 employees, and maintains our progress on improving competitiveness in the United States. Excluding profit-sharing, compensation-related terms - including lump-sum payments (in lieu of general wage increases and cost of living increases) and continuation of an entry-level wage structure - are expected to increase U.S. hourly labor costs by less than 1% annually over the four-year contract period. We also expect this increase will be more than offset by more flexible work rules that will allow us to increase manufacturing utilization and efficiency.

In 2012, we negotiated new collective bargaining agreements with labor unions in Argentina, Australia, Brazil, Britain, Canada, France, Germany, Mexico, Romania, Taiwan, and Turkey.

In 2013, we will negotiate full agreements with labor unions in Brazil, Italy, Mexico, New Zealand, Thailand, South Africa, and Venezuela. In addition, wage-only discussions will happen in numerous other locations across all regions.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  Engineering, research, and development expenses for 2012, 2011, and 2010 were $5.5 billion, $5.3 billion, and $5 billion, respectively.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors.  In the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on both Ford and the automotive industry generally. These economic conditions dramatically reduced automotive industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world. U.S. automotive industry sales volume declined from 16.5 million units in 2007 to 13.5 million units in 2008 and 10.6 million units in 2009, before rebounding slightly to 11.8 million units in 2010 and growing to 13 million units in 2011 and 14.8 million units in 2012. For the 19 markets we track in Europe, automotive industry sales volume declined from 18 million units in 2007 to 16.6 million units in 2008, 15.9 million units in 2009, 15.3 million units in 2010 and 2011, and 14 million units in 2012, with further decline likely in 2013.

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

Decline in Ford's market share or failure to achieve growth. To maintain competitive economies of scale and grow our global market share, we must grow our market share in fast-growing newly-developed and emerging markets, particularly in Asia Pacific Africa, as well as maintain or grow market share in mature markets. Our market share in certain growing markets, such as China, is substantially lower than it is in our mature markets. A significant decline in our market share in mature markets or failure to achieve growth in newly-developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors, could have a substantial adverse effect on our financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford's new or existing products. Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside our control affect the success of new or existing products in the marketplace. Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact market acceptance, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford's current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond our current planning assumption could result in an immediate and substantial adverse impact on our financial condition and results of operations. For example, when gasoline prices in the United States spiked to more than $4.00 per gallon in 2008 and the construction industry suddenly slowed, consumer preferences quickly and dramatically shifted away from larger, more profitable vehicles and into smaller vehicles. We estimate that shifting consumer preferences across all vehicle segments adversely impacted our Automotive operating pre-tax earnings and cash flow in 2008 by about $1.3 billion. Although we now have a more balanced portfolio of small, medium, and large, cars, utilities, and trucks that generally are more fuel efficient and contribute higher margins than in 2008, as well as a lower cost structure, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than our current planning assumption - whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons - still could have a substantial adverse effect on our financial condition and results of operations.

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

Item 1A. Risk Factors (Continued)

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2013 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 26 million units in 2012. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. These risks affect our Automotive and Financial Services sectors. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if foreseeable. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on our financial condition and results of operations. See "Overview" to Item 7 and Item 7A for additional discussion of currency, commodity price, and interest rate risks.

Adverse effects resulting from economic, geopolitical, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world. For example, the financial crisis that began in the United States in 2008 quickly spread to other markets; natural disasters in Japan and Thailand during 2011 caused production interruptions and delays not just in Asia Pacific but other regions around the world; and episodes of increased geopolitical tensions or acts of terrorism in the Middle East or elsewhere have at times caused adverse reactions that may spread to economies around the globe.

In 2013, concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency ("euro area countries") and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or - in a more extreme circumstance - the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford's global business, could be immediate and significant. Such a scenario - or the perception that such a development is imminent - could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

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

Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions. The automotive industry supply base experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, we have had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, where suppliers have exited certain lines of business or closed facilities due to the economic downturn or other reasons, we generally experience additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress due to reduced production volumes during the economic downturn in 2008 - 2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on our financial condition and results of operations.

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

Labor or other constraints on Ford's ability to maintain competitive cost structure. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. We negotiated a four-year agreement with the UAW in 2011, and a new four-year agreement with the Canadian Auto Workers Union in 2012.  Although we have negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of employment security, subject to certain conditions. As a practical matter, these agreements may restrict our ability to close plants and divest businesses. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities. For example, in October 2012 we announced our European transformation plan to address structural industry overcapacity. As announced, we intend to close three European manufacturing facilities, which would affect approximately 6,200 positions. Our intent to close our assembly plant in Genk, Belgium is subject to an information and consultation process with employee representatives, which we have commenced.

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. We have qualified defined benefit retirement plans in the United States that cover our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits ("OPEB") for retired employees (primarily health care and life insurance benefits). See Note 16 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us that are not fully funded and will require additional cash contributions, which could impair our liquidity.

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

At December 31, 2012, our U.S. and worldwide (including U.S.) defined benefit pension plans were underfunded by a total of $9.7 billion and $18.7 billion, respectively. If our cash flows and capital resources were insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance our indebtedness.

Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns). The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount

Item 1A. Risk Factors (Continued)

rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For discussion of our assumptions, see "Critical Accounting Estimates" in Item 7 and Note 16 of the Notes to the Financial Statements.

Restriction on use of tax attributes from tax law "ownership change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits ("Tax Attributes").  At December 31, 2012 we had Tax Attributes that would offset $14.7 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, we renewed for an additional three-year period our tax benefit preservation plan (the "Plan") to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. We intend to seek shareholder approval of the renewal at our annual meeting in May 2013.

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

In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce, thereby reducing their GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given timeframe, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the "Governmental Standards" discussion in "Item 1. Business" ("Item 1") above. In addition to governmental regulations, a number of influential organizations conduct public domain testing. Even as we continue to evolve our product line, aggressive changes in public domain testing requirements could have a negative influence on future sales.

Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. We spend substantial resources ensuring that we comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where our vehicles comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on our sales.

Item 1A. Risk Factors (Continued)

A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts). We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract, which could have a substantial adverse effect on our financial condition or results of operations.

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of our manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations has been impacted favorably by government incentives to a substantial extent as we have increased our investment and manufacturing presence in Brazil, and we expect this favorable impact to continue for the next several years. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition and results of operations, as well as our ability to fund new investments. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and "Item 3. Legal Proceedings" for discussion of administrative tax proceedings in Brazil.

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

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier.  Interruptions, outages, or breaches of operational systems (including business, financial, accounting, data processing, in-vehicle, or manufacturing processes), security systems, or infrastructure, as a result of cyber incidents, could materially disrupt critical operations, disclose confidential intellectual property, and/or give rise to allegations of or result in a breach of data privacy or other regulations within or outside the United States.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under our Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended ("Credit Agreement"), we are able to borrow, repay, and then re-borrow up to $9.6 billion until the facilities thereunder terminate, largely in 2015. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see "Liquidity and Capital Resources" in Item 7 and Note 17 of the Notes to the Financial Statements.

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

Item 1A. Risk Factors (Continued)

Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit's business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit's profitability if actual results were to differ significantly from Ford Credit's projections. See "Critical Accounting Estimates" in Item 7 for additional discussion.

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit's bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. This process has resulted in greater competition based on financing rates. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers. Competition from such institutions with lower borrowing costs may increase, which could substantially adversely affect Ford Credit's profitability and the volume of its business.

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

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act ("Act") in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the new Consumer Financial Protection Bureau broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as Ford Credit's retail automotive financing business. The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC's powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit's funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act's alternative liquidation framework.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2. Properties.

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

The total number of plants, distribution centers/warehouses, engineering, research, and development sites, and sales offices used by our Automotive segments as of December 31, 2012 are shown in the table below:

Segment	Plants		Distribution Centers/ Warehouses	Engineering, Research/ Development	Sales Offices
Ford North America	32	(a)	30	46	60
Ford South America	8		3	1	8
Ford Europe	15	(b)	6	4	26
Ford Asia Pacific Africa	12	(c)	1	7	19
Total	67		40	58	113
____________

(a)
The year-over-year change in the number of Ford North America plants reflects the closing of one U.S. engine plant, as well as the sale, lease, or other disposition of three facilities operated by Automotive Components Holdings, LLC ("ACH"), partially offset by consolidation of the AAI facility now known as Flat Rock Assembly Plant. The table continues to reflect one ACH plant (where we are transferring the primary business to a supplier over a period scheduled to end in the fourth quarter of 2014, at which point we plan to close the facility upon completion of transfer of the business).

(b)
Included in this count are three Ford Europe plants that we have announced we intend to close, one of which is subject to an information and consultation process with employee representatives. See Item 7 for additional discussion of our European transformation plan. Also included in this table is Ford Romania S.A. ("Ford Romania"), which came under our full operational control as of January 1, 2013 upon cessation of the government's control and participation. Ford Romania produces engines and Ford B-MAX for distribution across Europe.

(c)	During 2012, Ford Asia Pacific Africa closed one plant in the Philippines, and opened a new wholly-owned plant in Rayong, Thailand.

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. As of December 31, 2012, the significant consolidated joint ventures and the number of plants each owns is as follows:

•
AAI — a 50/50 joint venture with Mazda that operates an automobile assembly plant in Flat Rock, Michigan. As of September 1, 2012, we acquired full management control of AAI; in exchange, beginning on September 1, 2015 for a three-year period, we have granted Mazda a put option to sell, and received a call option to purchase from Mazda, the 50% equity interest in AAI that is held by Mazda ("Option"). The Option is exercisable at a price to be determined by a formula based on AAI's final December 31, 2012 closing balance sheet. AAI currently produces the Ford Mustang, and production of the Ford Fusion is scheduled to begin in 2013.  We supply all of the hourly and salaried personnel requirements to AAI, and AAI reimburses us for the cost.

•
Ford Lio Ho Motor Company Ltd. ("FLH") — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner), and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda.  In addition to domestic assembly, FLH also has local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from the Asia Pacific Africa region, Europe, and the United States. This joint venture operates one plant.

ITEM 2. Properties (Continued)

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Vietnam Engine and Agricultural Machinery Corporation ("VEAM"), a company owned by the Vietnamese Ministry of Industry and Trade (25% partner).  Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  This joint venture operates one plant.

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are as follows:

•
AutoAlliance (Thailand) Co., Ltd. ("AAT") — a 50/50 joint venture between Ford and Mazda that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic and export sales, the latter in both built-up and kit form, with export of certain products to markets outside the Asia Pacific Africa region. The recently expanded Rayong production facility produces a number of vehicles, including Ford Everest SUV, and Ford Ranger and Mazda BT-50 pickup trucks, as well as Ford Fiesta, Mazda2, and Mazda3 small cars.

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

•
Blue Diamond Truck, S. de R.L. de C.V. ("Blue Diamond Truck") — a joint venture between Ford (25% partner) and Navistar (75% partner), in which the two partners share equal voting rights.  Blue Diamond Truck develops and manufactures selected medium duty commercial trucks in Mexico and sells the vehicles to Ford and Navistar for distribution.  We have given notice that we are terminating the Blue Diamond Truck joint venture effective December 2014, and will in-source production of F-650/750 trucks to our Ohio Assembly Plant.

•
Changan Ford Automobile Corporation, Ltd. ("CAF") — a 50/50 joint venture between Ford and the Chongqing Changan Automobile Co., Ltd. ("Changan"). CAF, formerly known as Changan Ford Mazda Automobile Corporation, Ltd., was restructured as of November 30, 2012 into two independent companies — CAF, and Changan Mazda Automobile Corporation, Ltd. ("CAM"), a 50/50 joint venture between Mazda and Changan. CAF retained the facilities in the Chinese city of Chongqing, where it produces and distributes in China an expanding variety of Ford passenger vehicle models, as well as Volvo models. The facility in Nanjing was transferred to CAM. CAF currently has under construction two vehicle assembly plants, an engine plant, and a transmission plant to support further growth in the region.

•
Changan Ford Mazda Engine Company, Ltd. ("CFME") — a joint venture among Ford (25% partner), Mazda (25% partner), and Changan (50% partner).  CFME is located in Nanjing, and produces the Ford New I4, Ford Sigma, and Mazda BZ engines in support of Ford- and Mazda-brand vehicles manufactured in China.

•
Ford Otosan — a joint venture in Turkey among Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is a major supplier to Ford of the Transit Connect series and Transit Connect commercial vehicles and is our sole distributor of Ford-brand vehicles in Turkey.  In addition, Ford Otosan recently signed an agreement with Ford for the development and supply of a new commercial vehicle, the Transit Courier. Ford Otosan also makes the the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license from Ford.  This joint venture owns two plants, a parts distribution depot, and a product development center in Turkey.

•
FordSollers — a 50/50 joint venture between Ford and Sollers OJSC ("Sollers"), to which we contributed our operations in Russia, consisting primarily of a manufacturing plant and access to our Russian dealership network. Sollers contributed two production facilities and supports the joint venture through its manufacturing capabilities, knowledge of the Russian market, experience in distribution, and work with the Russian supply base. In addition, the joint venture has an exclusive right to manufacture, assemble, and distribute certain Ford-brand vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture primarily is engaged in manufacturing a range of Ford passenger cars and light commercial vehicles for sale in Russia. The joint venture has been approved to participate in Russia's new industrial assembly regime, which qualifies it for reduced import duties for parts imported into Russia.

ITEM 2. Properties (Continued)

•
Getrag Ford Transmissions GmbH ("Getrag Ford") — a 50/50 joint venture with Getrag International GmbH, a German company, to which we transferred our European manual transmission operations, including plants, from Halewood, England; Cologne, Germany; and Bordeaux, France. In 2008, we added the Kechnec plant in Slovakia.  Getrag Ford operates these four plants, producing, among other things, manual transmissions for Ford Europe and Volvo.  We supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture; in the event of surplus labor at the joint venture, our employees assigned to Getrag Ford may return to Ford. Getrag Ford reimburses us for the full cost of the hourly and salaried labor we supply.

•
JMC — a publicly-traded company in China with Ford (30% shareholder) and Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangling Holdings, Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 29% of its total outstanding shares.  JMC assembles the Ford Transit van, Ford diesel engines, and non-Ford vehicles for distribution in China and in other export markets.

•
Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (6.75% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (93.25% partner), which supplies aluminum castings from plants located in each region in which we do business.

The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and more than adequate for the manufacture and assembly of our products.

The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

ITEM 3. Legal Proceedings.

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

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles over the years. We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of

Item 3. Legal Proceedings (Continued)

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

ENVIRONMENTAL MATTERS

We have received notices under various federal and state environmental laws that we (along with others) are or may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling, or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be significant. At this time, we have no individual environmental legal proceedings to which a governmental authority is a party and in which we believe there is the possibility of monetary sanctions in excess of $100,000 to report.

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past ever have been certified by the courts as class actions, in general we list below those actions that (i) have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to an existing and certified class), and (ii) likely would involve a significant cost if resolved unfavorably to the Company.

Medium/Heavy Truck Sales Procedure Class Action. This action pending in the Ohio state court system alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. The trial court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997, and granted plaintiffs' motion for summary judgment on liability. During 2011, a jury awarded $4.5 million in damages to the named plaintiff dealer and the trial court applied the jury's findings with regard to the named plaintiff to all dealers in the class, entering a judgment of approximately $2 billion in damages. We appealed, and on May 3, 2012, the Ohio Court of Appeals reversed the trial court's grant of summary judgment to plaintiffs, vacated the damages award, and remanded the matter for a new trial.

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
Brazilian State Tax Matters. Three Brazilian states have levied tax assessments against Ford Brazil claiming that certain state tax incentives from the state of Bahia did not receive formal approval from the organization of Brazilian state treasury offices. We have appealed the assessments to the administrative level in each state. If we do not prevail at the administrative level, we plan to appeal to the relevant state judicial court, which likely would require us to post significant cash or other collateral in order to proceed. Our appeals remain at the administrative level in two states, but in one state our administrative appeal has been denied. We have initiated judicial court proceedings in that state and collateral likely will be required in the first quarter of 2013.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer's position and age at February 1, 2013:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	55
Alan Mulally (b)	President and Chief Executive Officer	Sept. 2006	67
Mark Fields	Chief Operating Officer	Dec. 2012	52
James D. Farley, Jr.	Executive Vice President – Global Marketing, Sales and Service and Lincoln	Dec. 2012	50
John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs	Dec. 2009	62
Joseph R. Hinrichs	Executive Vice President – President, The Americas	Dec. 2012	46
Stephen T. Odell	Executive Vice President – President, Europe, Middle East and Africa	Dec. 2012	57
Bob Shanks	Executive Vice President and Chief Financial Officer	Apr. 2012	60
Tony Brown	Group Vice President – Purchasing	Apr. 2008	56
Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	47
Bennie Fowler	Group Vice President – Quality	Apr. 2008	56
David G. Leitch	Group Vice President and General Counsel	Apr. 2005	52
J C. Mays	Group Vice President and Chief Creative Officer	Aug. 2003	58
Raj Nair	Group Vice President – Global Product Development	Apr. 2012	48
Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	45
Dave Schoch	Group Vice President – President, Asia Pacific	Dec. 2012	61
Bernard Silverstone	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Jan. 2013	57
Nick Smither	Group Vice President – Chief Information Officer	Apr. 2008	54
Stuart Rowley	Vice President and Controller	Apr. 2012	45
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

Each of the officers listed above has been employed by Ford or its subsidiaries in one or more capacities during the past five years.

Under our by-laws, executive officers are elected by the Board of Directors at an annual meeting of the Board held for this purpose.  Each officer is elected to hold office until a successor is chosen or as otherwise provided in the by-laws.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the New York Stock Exchange in the United States, and on certain stock exchanges in Belgium and France.

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2011 and 2012:

	2011				2012
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$18.97	$16.18	$14.22	$12.65	$13.05	$12.95	$10.66	$13.08
Low	13.75	12.65	9.32	9.05	10.99	9.46	8.82	9.71
Dividends per share of Ford Common and Class B Stock	$—	$—	$—	$—	$0.05	$0.05	$0.05	$0.05
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

As of February 1, 2013, stockholders of record of Ford included approximately 151,240 holders of Common Stock and 66 holders of Class B Stock.

As previously reported, we conducted a modest anti-dilutive share repurchase program during 2012, which authorized repurchases of our Common Stock in an appropriate amount up to the lower of $150 million or 11.7 million shares to offset the dilutive effect of share-based compensation. During the fourth quarter, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	640,000	$9.92	640,000	3.2 million
November 1, 2012 through November 30, 2012	2,569,133	11.02	2,569,133	2.6 million
December 1, 2012 through December 31, 2012	—	—	—	—
Total/Average	3,209,133	$10.80	3,209,133
__________

(a)
In any given month, the difference between the total number of shares purchased and the number of shares purchased as part of the publicly-announced plan reflects shares that were acquired from our employees or directors related to certain exercises of stock options in accordance with our various compensation plans.

As shown above, our anti-dilutive share repurchase program concluded in the fourth quarter of 2012. In total, pursuant to this program we repurchased 11.7 million shares of Ford Common Stock at a cost of $125 million.

For discussion of our outstanding convertible notes, convertible and exercisable into our Common Stock, see Note 17 of the Notes to the Financial Statements.

ITEM 6. Selected Financial Data.

On January 1, 2010, we adopted the new accounting standard regarding consolidation of variable interest entities ("VIEs").  We have applied the standard retrospectively to periods covered in this Report, and present prior-year financial statement data on a basis that is revised for the application of this standard.  The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2012	2011	2010	2009	2008
Total Company
Revenues	$134,252	$136,264	$128,954	$116,283	$143,584

Income/(Loss) before income taxes	$7,720	$8,681	$7,149	$2,599	$(14,895)
Provision for/(Benefit from) income taxes	2,056	(11,541)	592	(113)	(62)
Income/(Loss) from continuing operations	5,664	20,222	6,557	2,712	(14,833)
Income/(Loss) from discontinued operations	—	—	—	5	9
Net income/(loss)	5,664	20,222	6,557	2,717	(14,824)
Less: Income/(Loss) attributable to noncontrolling interests	(1)	9	(4)	—	(58)
Net income/(loss) attributable to Ford Motor Company	$5,665	$20,213	$6,561	$2,717	$(14,766)

Automotive Sector
Revenues	$126,567	$128,168	$119,280	$103,868	$127,635
Income/(Loss) before income taxes	6,010	6,250	4,146	785	(12,314)

Financial Services Sector
Revenues	$7,685	$8,096	$9,674	$12,415	$15,949
Income/(Loss) before income taxes	1,710	2,431	3,003	1,814	(2,581)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Basic income/(loss)	$1.48	$5.33	$1.90	$0.91	$(6.50)
Diluted income/(loss)	$1.42	$4.94	$1.66	$0.86	$(6.50)

Cash dividends declared	$0.15	$0.05	$—	$—	$—

Common Stock price range (NYSE Composite Intraday)
High	$13.08	$18.97	$17.42	$10.37	$8.79
Low	8.82	9.05	9.75	1.50	1.01
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,815	3,793	3,449	2,992	2,273

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$86,458	$78,786	$64,606	$79,118	$71,556
Financial Services sector	106,160	101,574	103,270	119,112	151,667
Intersector elimination	(252)	(1,112)	(2,083)	(3,224)	(2,535)
Total assets	$192,366	$179,248	$165,793	$195,006	$220,688

Debt
Automotive sector	$14,256	$13,094	$19,077	$33,610	$23,319
Financial Services sector	90,802	86,595	85,112	98,671	128,842
Intersector elimination (a)	—	(201)	(201)	(646)	(492)
Total debt	$105,058	$99,488	$103,988	$131,635	$151,669

Total Equity/(Deficit)	$15,989	$15,071	$(642)	$(7,782)	$(15,371)

__________

(a)	Debt related to Ford's acquisition of Ford Credit debt securities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Revenue

Our Automotive sector's revenue is generated primarily by sales of vehicles, parts, and accessories; we generally treat sales and marketing incentives as a reduction to revenue. Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the returned vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.

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

Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business. For example, we offer special retail financing and lease incentives to dealers' customers who choose to finance or lease our vehicles from Ford Credit. The estimated cost for these incentives is recorded as revenue reduction to Automotive sales at the later of the date the related vehicle sales to our dealers are recorded or the date the incentive program is both approved and communicated. In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer. Ford Credit recognizes the amount over the life of the related contracts as an element of financing revenue. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors.

Costs and Expenses

Our income statement classifies our Automotive total costs and expenses into two categories: (i) cost of sales, and (ii) selling, administrative, and other expenses. We include within cost of sales those costs related to the development, manufacture, and distribution of our vehicles, parts, and accessories. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall and customer satisfaction program costs; labor and other costs related to the development and manufacture of our products; depreciation and amortization; and other associated costs. We include within selling, administrative, and other expenses labor and other costs not directly related to the development and manufacture of our products, including such expenses as advertising and sales promotion costs.

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

•
Warranty and other costs - reflecting the change in cost related to warranty coverage, including product recalls and customer satisfaction actions, as well as the change in freight and other costs related to the distribution of our vehicles and support for the sale and distribution of parts and accessories.

While material (including commodity), freight, and warranty costs generally vary directly in proportion to production volume, elements within our structural costs category are impacted to differing degrees by changes in production volume. We also have varying degrees of discretion when it comes to controlling the different elements within our structural costs. For example, depreciation and amortization expense largely is associated with prior capital spending decisions. On the other hand, while labor costs do not vary directly with production volume, manufacturing labor costs may be impacted by changes in volume, for example when we increase overtime, add a production shift or add personnel to support volume increases. Other structural costs, such as advertising or engineering costs, do not necessarily have a directly proportionate relationship to production volume. Our structural costs generally are within our discretion, although to varying degrees, and can be adjusted over time in response to external factors.

We consider certain structural costs to be a direct investment in future growth and revenue. For example, increases in structural costs are necessary to grow our business and improve profitability as we expand around the world, invest in new products and technologies, respond to increasing industry sales volume, and grow our market share.

Automotive total costs and expenses for full-year 2012 was $121.6 billion. Material costs (including commodity costs) make up the largest portion of our Automotive total costs and expenses, representing in 2012 about two-thirds of the total amount. Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Global Economic Conditions. During 2011, global economic growth slowed to about 2.5% from 4% in 2010, as the worsening debt crisis in Europe, regime changes in North Africa, natural disasters in Japan and Thailand, and moderating economic growth in several key newly-developed and emerging markets all contributed to slow growth. Global growth in 2012 remained at the relatively low level of about 2.5% due to the European debt crisis, slowing of Chinese economic growth, and moderate pace of recovery in the United States. During 2013, global economic growth is expected to remain in the 2% - 3% range. The European debt crisis remains a key risk to economic growth. The current economic performance in many European countries, particularly Greece, Ireland, Italy, Portugal and Spain, is being hampered by excessive government debt levels and the resulting budget austerity measures that are contributing to weak economic growth. The EU, the European Central Bank, and the International Monetary Fund have provided important support for many of these countries undergoing structural changes. During 2013, economic growth is likely to remain weak in these markets, even though financial markets have begun to stabilize. The U.K. government has implemented budget cuts and tax increases that will depress growth, although the labor market has stabilized in recent months.

Uncertainties associated with the European debt crisis, and policy responses to it, could impact global economic performance in 2013. Although housing is stabilizing in some of the worst hit markets, such as the United States, the prospect of a strong economic rebound is hampered by fiscal tightening.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Global industry vehicle sales volume (including medium and heavy truck) is estimated to have increased to 81 million units in 2012, up more than 4 million units - or about 5% - from 2011 levels. In 2013, in light of the volatile external environment, global industry sales are projected to be in a range of 80 million - 85 million units.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles (which as of 2011 includes an expanded truck segment compared with previous years) of about 108 million units exceeded global production by about 26 million units in 2012. In North America and Europe, the two regions where the majority of industry revenue and profits are earned, excess capacity as a percent of production in 2012 was an estimated 11% and 37%, respectively. According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 31 million units per year during the period from 2013 to 2017.

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

Commodity and Energy Price Increases. Despite weak demand conditions, light sweet crude oil prices increased from an average of $80 per barrel in 2010 to $95 per barrel in 2011, before declining slightly to about $87 per barrel in late 2012. Commodity prices have declined recently, but over the longer term prices are likely to trend higher given global demand growth.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was about 130% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. As we execute our One Ford plan, we are working to create best-in-class vehicles on global platforms that contribute higher margins, and offering a more balanced portfolio of vehicles with which we aim to be among the leaders in fuel efficiency in every segment in which we compete.

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

Currency Exchange Rate Volatility. The European debt crisis has contributed to recent financial market volatility. Coupled with the ongoing policy actions taken by central banks to support the financial system, exchange rates have remained volatile. Most recently, the euro currency value has fluctuated as progress toward a solution to the sovereign debt crisis remains highly uncertain; the yen has depreciated significantly as a result of policy changes by the Japanese government and Bank of Japan. The high inflation in newly-developed and emerging markets and capital flight to perceived stable investments have started to erode the strength of some local currencies. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile. In some other markets, exchange rates are heavily influenced or controlled by governments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trade Policy. To the extent governments in various regions erect or intensify barriers to imports, or implement currency policy that advantages local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in markets that promote free trade. While we believe the long-term trend is toward the growth of free trade, we have noted with concern recent developments in a number of regions. In Asia Pacific Africa, for example, the recent dramatic depreciation of the yen significantly reduces the cost of exports into the United States, Europe, and other global markets by Japanese manufacturers. Over a period of time, the emerging weakness of the yen can contribute to other countries pursuing weak currency policies by intervening in the exchange rate markets. This is particularly likely in other Asian countries, such as South Korea. As another example, government actions in South America to incentivize local production and balance trade are driving trade frictions between South American countries and also with Mexico, resulting in business environment instability and new trade barriers. We will continue to monitor and address developing issues around trade policy.

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

Aggressively Restructure to Operate Profitably

Brands. In recent years, we have eliminated a number of brands from our portfolio in order to devote fully our financial, product development, production, and marketing and sales and services resources toward further growing our core Ford and Lincoln brands. We sold Aston Martin, Jaguar, Land Rover, and Volvo, and we discontinued the Mercury brand and further reduced our stake in Mazda. In 2012, we announced the revitalization of Lincoln reflecting the brand's distinct product strategy, including its own dedicated design studio, separate creative agency in New York, and financial services team to complement the vehicle acquisition and ownership experience.

Manufacturing. We are committed to maintaining an appropriate manufacturing footprint in markets around the world, both in the more mature markets in which we have an established presence, and in fast-growing newly-developed and emerging markets. We are making substantial investments in newly-developed and emerging markets, including in China, India, and Thailand to increase our production capacity with flexible new manufacturing plants. We and our unconsolidated affiliates in Asia Pacific Africa launched two new plants in 2012, and have announced that we expect to complete seven more plants in the region by mid-decade. We also are making substantial investments in North America to grow production as industry sales rebound, including the addition of 400,000 annual incremental units of production capacity during 2012 and significant hiring in the United States as part of our manufacturing capacity expansions.

In October 2012, we also announced our plan to transform our European operations in response to structural industry overcapacity in the region. Our plan targets all areas of the business, including product, brand, and cost. We have detailed an aggressive product acceleration in Europe, including plans to introduce 15 global vehicles within five years; we are taking steps to further strengthen our brand, and to enhance brand awareness in fast-growing emerging markets within the region; and we are moving to ensure a more efficient manufacturing footprint. As announced, we intend to close three European manufacturing facilities, which would affect approximately 6,200 positions. Our intent to close our assembly plant in Genk, Belgium is subject to an information and consultation process with employee representatives, which we have commenced. See "Outlook" for additional discussion of our European transformation plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Suppliers. We continue to work to strengthen our global supply base. As part of this process, we have been reducing the global number of production suppliers from 3,300 in 2004 to about 1,260 at year-end 2012. We have identified plans that will take us to a target of about 750 suppliers, and we are confident that our consolidation efforts will result in a stronger and healthier supply base. We continue to work closely with our suppliers to address any near-term capacity constraints as we continue to ramp up production. In addition, our move to global vehicle platforms increases our ability to source to common suppliers for the total global volume of vehicle components resulting in a smaller number of suppliers receiving a greater volume of purchases to support our global vehicle platforms and allowing us to gain greater economies of scale.

Ford and Lincoln Dealerships. Our dealers are a source of strength in North America and around the world, representing the face of Ford to local communities. Our goal is to achieve a sustainable and profitable dealer network by rightsizing the number of dealerships, identifying the right locations, and ensuring the appropriate branded facilities to satisfy current and future demand. We are adding dealerships rapidly in markets in our Asia Pacific Africa region where industry volume is growing at a rapid pace. Our network includes about 460 dealerships in China, and about 170 dealerships in India. We have plans to continue our expansion of these networks, in addition to the dealership networks in our growth markets of Brazil and Russia. We have completed planned dealer consolidations in the United States to rightsize the number of Ford and Lincoln outlets, particularly in our largest 130 metropolitan markets. As part of these efforts, we have reduced the number of outlets in our U.S. Ford and Lincoln network from about 4,400 at the end of 2005 to about 3,290 at the end of 2012. This has contributed to increased profitability of our U.S. dealers as they have grown their businesses by investing in their facilities, employees, and communities while continuously striving to improve the experience of retail customers.

Product Development. Our One Ford global product development system is fully operationalized, utilizing global platforms to deliver customer-focused programs rapidly and efficiently across global markets. Through our "hub and satellite" approach, one lead product development engineering center - the hub - is assigned for each global vehicle line, thereby ensuring global scale and efficiency through common designs, parts, suppliers, and manufacturing processes.  The hubs are supported by regional engineering centers - satellites - which also help deliver products tuned to local market customer preferences while maintaining global design DNA.  Typical delivery metrics for global programs include 80% part commonality, 75% pre-sourcing to global suppliers, and 100% common manufacturing and assembly process.

The global Ford lineup is now one of the most extensive in the industry and includes a full spectrum of offerings from innovative small cars (B-platform products) such as the B-MAX sold in Europe to large commercial trucks sold around the world. The strength of our One Ford plan has enabled a focus on delivering the industry's best refresh rate, sustained and funded by efficiencies and delivered by a world-class global network of engineering centers. We agree with external analysts that a sustained fresh showroom is a good indicator of long-term market share growth.

We are making swift progress on our commitment to platform consolidation. In 2007, we utilized 27 different vehicle platforms. By 2014, we will have 14 total platforms, and we are on track to meet our target of nine core platforms globally. By 2013, more than 87% of our global volume will be produced across just nine core platforms. One of these platforms, our global C-platform, which underpins a number of unique vehicles including the best-selling Focus, will produce more platform volume than any other automaker - evidence small cars are a clear global priority. Our new B-sized Fiesta and C-sized Focus are now among the best-selling nameplates in the world. Over the past few years, we have been reinventing our global portfolio of vehicles - small, medium, large, cars, utilities and trucks - and have a mid-decade target of selling approximately 8 million vehicles around the world.

In 2013, we also are focused on strategic opportunities around commercial vehicles. The global commercial vehicle industry represented approximately 17 million units in 2012, and is forecasted to grow by 4.8 million units - or 28% - through 2017. Ford has been the best-selling brand of commercial vehicles in North America for 28 years. In Europe, Transit vans are the best-selling medium commercial brand. We plan to leverage these strengths through a common global family of commercial vehicles across all applicable markets.

Our full spectrum of van products now carries the Transit badge umbrella and spans three platforms, including the B-sized Transit Courier; C-sized Transit Connect; full-size, one-ton front-wheel-drive Transit Custom; and full-size, two-ton rear-wheel-drive Transit - providing right-sized Built Ford Tough products for all customer applications and markets. Our new lineup of full-size Transit commercial vans will offer the largest available selection of configurations and engine types to global customers (and provide an initial average scale of more than 475,000 units annually). In Europe, the Transit Custom, which launched in 2012, won the 2013 International Van of the Year award.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We also will supplement our commercial van line with personal-use variants, including the Tourneo wagon offerings, delivering premium look and feel to discerning customers and additional premium revenue.

Further proof of our commitment to truck leadership is our 36 years as America's top truck producer. In 2012, our F-Series outsold its nearest competitors by a wide margin. At the 2013 North American International Auto Show, we provided a glimpse of our strategy to protect and expand our truck leadership by showing the Ford Atlas Concept - which won Autoweek Magazine's Most Significant vehicle award. The bold emotive styling, innovative features, and fuel economy leadership intentions are more than a hint of the designs to come.

Our market strength in trucks is due to great products and strong customer relationships - Ford trucks are clear leaders in commercial subcategories, including mining, construction, oil and energy, small business, etc. Our future market expectations are further bolstered by global economic recovery indicators.

Additionally, Ford Motor Company is firmly committed to the transformation and success of the Lincoln brand. The 2013 Lincoln MKZ is our first transformational product - with four all-new Lincolns in total launching within the next four years. Each will deliver:

•	A uniquely Lincoln experience, inside and out - built on our core platforms, leveraging global scale and efficiencies

•	Design excellence that is stunning and understated, with premium amenities offered on every nameplate

•	Product excellence that is enabled by class-leading technologies

•	The full spectrum of customer services that discerning luxury customers expect and appreciate

Lincoln is focusing on the largest and fastest-growing segments of the luxury market, with the intention of having all-new entries competing in 90% of the premium industry by 2015.

The global premium industry is projected to grow 39% by 2017. China will play a key role in that period. By 2017, the United States and China will represent 50% of the global premium opportunity - exactly why Lincoln recently announced plans to enter China, the single largest car market in the world.

Accelerate Development of New Products Our Customers Want and Value

Our global product strategy is to serve our key geographic markets with a complete family of small, medium and large, cars, utilities and trucks that have best-in-class design and quality, are environmentally responsible, and contain high-value feature content. The result of this strategy is a full line of vehicles that:

•Have bold, emotive exterior design
•Are great to drive
•Are great to sit in (with the comfort and convenience of a second home on wheels and exceptional quietness)
•Provide fuel economy as a reason to buy
•Are unmistakably a Ford or Lincoln in look, sound and feel
•Provide exceptional value and quality

Developing products customers want and value for Ford and Lincoln demands consistent focus on our commitment to lead in four key areas - Quality, Green, Safe and Smart.

Quality. We have made significant strides in recent years to achieve world-class levels of quality and desirability. This has been accomplished by following an established global set of disciplined, standardized processes that are aimed at making us a leader in automotive quality. Via our common global management team, we are leveraging our assets by eliminating duplication, implementing best practices and utilizing a systematic approach to quality.

     Overall, we expect quality to improve in 2013, including improvement in North America, where we are making progress addressing specific customer concerns.  We already have made steady and significant progress in South America, Europe, and Asia Pacific Africa.

     In fact, using the key quality measure of "things gone wrong" ("TGW") per 1,000 vehicles at three months in service, as measured by Global Quality Research System, a Ford-sponsored competitive research survey, we had our best performance of the last five years in 2012 in South America, Europe, and Asia Pacific Africa, and we expect to build on this solid accomplishment in 2013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Green. Our commitment and approach to sustainability is unique in the industry. We prefer to provide our customers the power of choice. All Ford front-wheel drive and all-wheel drive global platforms are engineered to accept a full technology range of gasoline, diesel, hybrid, plug-in hybrid or electric vehicle propulsion systems. That concept, coupled with our commitment to standardized flexible production facilities, provides Ford the advantage of producing vehicles to meet unique customer preferences or changes across markets real-time as they occur. More importantly, our commitment to provide fuel economy leadership with every all-new or significantly refreshed product is unwavering.

The new C-platform is a good example. The 2013 Focus SFE, with 2.0-liter gasoline engine technology, is among the fuel economy leaders in the United States, delivering an EPA-rated 40 mpg on the highway. In Europe, the same Focus with a 1.6-liter diesel enjoys fuel economy/CO2 leadership in the most competitive diesel market in the world. The same Focus is also available in North America as a full battery-electric vehicle with leadership in charge rate and range. Focus Electric has been certified by EPA to offer 110 MPGe in the city. Additionally, the 2013 C-MAX Hybrid and C-MAX Energi plug-in hybrid sold in North America are built on the same C-platform and deliver leadership against competitive vehicles. Lastly, our first global C-size sports car, Focus ST, delivers more than 250 horsepower from an advanced 2.0-liter EcoBoost® engine; Focus ST offers driving excitement and leadership in fuel economy against its competitors. All of these vehicles, from Focus Electric and C-MAX Energi to the high-performance Focus ST, are built for North America at the same plant - Michigan Assembly Plant - running on the same line resulting in lower overall costs.

South America and Asia Pacific regions are rapidly evolving to embrace fuel economy and low-emissions technologies as well. Therefore, Ford is accelerating migration of world-class EcoBoost, hybrid and next-generation diesels to those markets at the same time we are leveraging global platforms and top hats. That translates into global-scale cost and investment efficiencies as well as ongoing affordable freshening and technology cadence across all markets.

Safe. We are strengthening our safety leadership by focusing on three key areas - addressing driver behavior, enhancing crash protection even further, and pioneering the next frontier of safety with driver-assist crash-avoidance technologies.

For example, we introduced MyKey® to help parents encourage teenagers to drive more safely and fuel efficiently, and to increase safety belt usage. MyKey - which debuted on the 2010 Focus and Taurus, and is now standard on most Ford and Lincoln models - allows owners to program a key that can limit the vehicle's top speed and audio volume as well as mute the audio if front seat occupants are not buckled up. For 2013, the SYNC "Do Not Disturb" feature was added to MyKey. We also are the leader in another dimension of driver behavior - enabling drivers to more safely operate vehicles during recent years in which we have seen a sharp growth in the number of personal electronic devices (e.g., cell phones, MP3 players, etc.). Our SYNC system provides hands-free connectivity, with more than 5 million SYNC-equipped vehicles on the road, and our just-launched second generation of SYNC has added a "Do Not Disturb" feature that allows users to redirect incoming messages and calls directly to their cellular mailbox. We expect to have 14 million SYNC-equipped vehicles on the road by 2015 as we launch SYNC globally.

We have led the industry in migrating driver assist technologies from premium segments to family segments. We also offer a new advanced crash-avoidance technology - collision warning with brake support - on several Ford and Lincoln vehicles including Ford Taurus, Fusion, Edge and Explorer, and Lincoln MKS, MKX, MKZ and MKT. This feature uses radar to monitor traffic directly ahead, and warns the driver with an authoritative beep and a red warning light projected on the windshield if a collision threat is detected. We also launched the industry's first-ever production use of inflatable seat belts, designed to provide additional protection for rear-seat occupants - often children and older passengers who can be more vulnerable to head, chest, and neck injuries. This technology is now incorporated into the 2013 Ford Flex and Explorer, and Lincoln MKT and MKZ, and we plan to expand further offerings to other vehicles globally.

Other global driver-assist features such as Blind Spot Information System (BLIS®), active park assist and adaptive cruise control have enjoyed strong customer demand and expanded vehicle applications. We also have begun offering the next suite of new safety features and driver-assistance technologies - we introduced Lane-Keeping Aid and Driver Alert on the 2013 Ford Explorer and Fusion and Lincoln MKS, MKZ and MKT in North America and the Ford Mondeo and Focus in Europe.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The independent car safety organization, Euro NCAP, named the Focus Europe's best-in-class small family car, while Focus also became the industry's first vehicle to earn four Euro NCAP Advanced Technology Awards, being recognized for Active City Stop, Lane-Keeping Aid, Driver Alert, and Forward Alert. Features such as Speed Limiter, Torque Vectoring Control, Traffic Sign Recognition System, All-Seat BeltMinder® and Power Child Locks also have been introduced in Europe on Focus, C-MAX, Grand C-MAX, Mondeo, S-MAX and Galaxy.

Smart. We recently completed our seventh consecutive year participating in the International Consumer Electronics Show ("CES"), which many media say is becoming more important than ever to automakers. At the 2013 show, Ford Chief Technical Officer Paul Mascarenas and Vice President of Engineering Hau Thai-Tang introduced the Ford Developer Program, the automotive industry's first smartphone app software development program. The program allows for those outside the company with innovative ideas to work with Ford to create compelling and valuable new features and services for our customers at an unprecedented rate. Using SYNC AppLink™, drivers are able to connect their smartphones and control their favorite mobile apps simply using their voice.

We continue to work on the future of the connected car, having introduced the Ford Evos Concept to North America for the first time at the 2012 CES. The Evos Concept showcases a dramatic four-door, four-seat fastback concept with a state-of-the-art lithium-ion plug-in hybrid powertrain that previews our vision for customer-focused, intuitive technologies. Driver engagement technologies explore a seamless enhancement of the driving experience and smart electrified powertrain. Technologies use online data to check for potential travel routes and to set the most efficient braking, steering and suspension settings with efficient and enjoyable powertrain settings, and to reserve a charging parking spot at the driver's destination. We also built on our power of choice fuel-efficient powertrain momentum by showcasing and offering drives of the Fiesta with EcoBoost 1.0-liter three-cylinder engine, Fusion Hybrid and C-MAX Energi plug-in hybrid - which was named Official Car of CES at the 2013 show.

Building upon our demonstrated strategy to globally democratize our technology, Fusion and Explorer launched with a full suite of driver-assist technologies, each leading their respective segments. With features including Lane-Keeping Aid, adaptive cruise control and active park assist, both vehicles help drivers with a new level of convenience. Lane-Keeping uses a forward-facing camera to monitor the lane markings ahead and warn drivers if they are drifting outside, and will even nudge the car back into the correct lane if the driver does not immediately respond. Adaptive cruise control features radar that tracks the vehicles ahead of you and keeps pace and maintains a safe distance, adjusting as necessary to the speed of traffic. Active park assist helps drivers minimize the stress associated with parallel parking. Using sonar, the car can identify an appropriate parallel parking spot and then assist the driver by automatically steering the car into the spot while the driver maintains control of the throttle and brakes. Additionally, the new Lincoln MKZ introduces Active Noise Control ("ANC"), which helps manage the sounds passengers hear inside the car. Using elements of the audio system, ANC technology will block out unwanted engine and road noise, helping improve the overall in-car experience.

We also are celebrating the first anniversary of the new Ford Silicon Valley Lab, which opened in 2012 in downtown Palo Alto, California. Our lab employees are working closely with local universities including Stanford, new startup companies, and leading innovators such as Facebook, Microsoft, and Google.

Leveraging key new technologies across multiple regions and on global platforms helps drive tremendous scale and efficiency savings that can be reinvested, allowing us to have the freshest showroom in the industry. In 2012, we showed growth in nearly every aspect of our business, with 25 new vehicles launched around the world. We expect to grow even further in 2013, driven by having the freshest products in the business - the average age of our global product lineup improves again this year compared with 2012.

Our aggressive freshening cadence and relentless focus on efficiency is producing results that are greater than our major global full-line competitors. Our global programs continue to offer bold, emotive designs, high levels of quality, fuel economy leadership, top safety ratings, innovative technologies, and greater feature content than higher-series competitive offerings, which will allow us to reduce brand discounts and increase revenue across our portfolio. This overall combination of cost efficiency and revenue enhancement that is being realized from One Ford and our global product strategy will help us continue to profitably grow and Go Further.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance Our Plan and Strengthen Our Balance Sheet

Execution of our One Ford plan has generated significant positive Automotive operating-related cash flow in recent years, which has allowed us to strengthen our balance sheet while continuing to invest in new products that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment. We expect to generate significant positive Automotive operating-related cash flow again in 2013.

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, strategy, and plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan. Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria - and we follow this process every week, every month, and every quarter, driving continuous improvement. We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions - as we have done in the face of rapid changes in the market and business environment in the last few years. As needed, we convene daily management meetings to handle potentially acute situations, which allows us to ensure that we are vigorously managing daily developments and moving decisively in response to changing conditions.

In addition, we are partnering with and enlisting all of our stakeholders to help us execute our plan to deal with our business realities and create an exciting and viable business going forward. We are reaching out and listening to customers, dealers, employees, labor unions, suppliers, investors, communities, retirees, and federal, state, and local governments. Each of these constituencies is a critical part of the success of our business going forward. Realizing our goal of profitable growth for all is as important to these stakeholders as it is to our shareholders.

RESULTS OF OPERATIONS

TOTAL COMPANY

As shown in the table below, full year net income in 2012 was lower than a year ago, primarily reflecting the non-repeat of the 2011 release of the tax valuation allowance against deferred tax assets.

	2012	2011	2010
	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$7,966	$8,763	$8,300
Special items	(246)	(82)	(1,151)
Pre-tax results (incl. special items)	7,720	8,681	7,149
(Provision for)/Benefit from income taxes	(2,056)	11,541	(592)
Net income	5,664	20,222	6,557
Less: Income/(Loss) attributable to noncontrolling interests	(1)	9	(4)
Net income attributable to Ford	$5,665	$20,213	$6,561

Income before income taxes includes certain items ("special items") that we have grouped into "Personnel and Dealer-Related Items" and "Other Items" to provide useful information to investors about the nature of the special items. The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities. The second category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

As detailed in Note 28 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details Automotive sector special items in each category:

	2012	2011	2010
	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Personnel-reduction actions (a)	$(498)	$(269)	$(145)
Mercury discontinuation/Other dealer actions	(71)	(151)	(339)
Job Security Benefits/Other	17	93	36
Total Personnel and Dealer-Related Items	(552)	(327)	(448)
Other Items
CFMA restructuring	625	—	—
AAI consolidation (b)	136	—	—
FordSollers gain	1	401	—
U.S. pension lump-sum program	(250)	—	—
Loss on sale of two component businesses	(174)	—	—
Belgium pension settlement	—	(109)	—
Debt reduction actions	—	(60)	(853)
Sale of Volvo and related charges	—	8	179
Other	(32)	5	(29)
Total Other Items	306	245	(703)
Total Special Items	$(246)	$(82)	$(1,151)
__________

(a)	Includes pension-related special items other than the U.S. pension lump-sum program.

(b)
The special item of $136 million is comprised of the $155 million gain from the consolidation of AAI (see Note 25 of the Notes to the Financial Statements), less a related $19 million adjustment for sales in September 2012 of Ford-brand vehicles produced by AAI.

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

The chart below details 2012 pre-tax results by sector:

TOTAL COMPANY
2012 FULL YEAR PRE-TAX RESULTS

Millions
$7,966
$6,256
Ford Credit $1,697
Other 13
$1,710
Total
Automotive
Financial Services

Memo:			
B/(W) 2011	$(797)	$(76)	$(721)

Total Company 2012 pre-tax profit of $8 billion reflects strong results from both sectors. Compared with 2011, total Company pre-tax profit declined, primarily explained by the expected reduction in Financial Services.

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

▪	Pension and OPEB - consists primarily of past service pension cost and other postretirement employee benefit costs

•
Exchange - Primarily measures profit variance driven by one or more of the following: (i) impact of gains or losses arising from transactions denominated in currencies other than the functional currency of the locations, including currency transactions, (ii) effect of remeasuring income, assets, and liabilities of foreign subsidiaries using U.S. dollars as the functional currency, or (iii) results of our foreign currency hedging activities

•
Net Interest and Other - Primarily measures profit variance driven by changes in our Automotive sector's centrally-managed net interest (primarily interest expense, interest income, and other adjustments) and related fair value market adjustments in our investment portfolio and marketable securities as well as other items not included in the causal factors defined above

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2012 Compared with 2011

Total Automotive. The charts below detail key metrics and the change in 2012 pre-tax results compared with 2011 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2012 FULL YEAR KEY METRICS COMPARED WITH 2011

Wholesales (000)
5,695
5,668
Revenue (Bils.)
$128.2
$126.6
Pre-Tax Results (Mils.)
$6,332
$6,256
Operating Margin (Pct.)
5.4%
5.3%
2011
2012
2011
2012
2011
2012
2011
2012

AUTOMOTIVE SECTOR
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Billions
$ -
$6.3
$6.3
Industry $ 2.5
Market Share (2.4)
Stocks (0.5)
Mix / Other (0.2)
Pricing $ 2.8
Incentives / Other (0.9)
$1.9
Mfg. / Engineering $(0.7)
Spending Related (0.3)
Pension / OPEB (0.3)
Advert. & Sales Promo. (0.1)
Admin. & Selling / Other (0.1)
Total Structural Costs $(1.5)
All Other $(0.2)
Compensation $0.4
Other 0.3
$0.7
$(0.6)
$(0.1)
$(0.2)
Material Excl. Commodities $(0.9)
Warranty / Freight 0.8
$(1.7)
2011
2012
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

As shown above, all four key metrics were about equal for 2012 compared with 2011, with pre-tax profit primarily reflecting higher net pricing and lower compensation costs (primarily the non-repeat of 2011 UAW ratification bonuses), offset by higher costs, mainly structural, and unfavorable volume and mix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for 2012 and 2011 was $121.6 billion and $122.4 billion, respectively, a difference of about $800 million. An explanation of the changes, as reconciled to our income statement, is shown below (in billions):

2012 Better/(Worse) 2011
Explanation of change:
Volume and mix, exchange, and other	$3.0
Contribution costs (a)
Commodity costs (incl. hedging)	—
Material costs excluding commodity costs	(0.9)
Warranty/Freight	0.8
Other costs (a)
Structural costs	(1.5)
Other	(0.2)
Special items	(0.4)
Total	$0.8
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for 2012.

AUTOMOTIVE SECTOR
2012 FULL YEAR PRE-TAX RESULTS

Millions
$6,256
$8,343
$213
$(1,753)
$(77)
$(470)
Net Interest $(489)
Fair Market Value Adj. / Other 19
Total
North America
South America
Europe
Asia Pacific
Other Automotive

Memo:						
B / (W) 2011	$(76)	$2,152	$(648)	$(1,726)	$15	$131

Total Automotive pre-tax profit in 2012 was more than explained by profit from Ford North America. Ford South America was profitable and Ford Asia Pacific Africa incurred a small loss, while Ford Europe reported a substantial loss. The loss in Other Automotive was more than explained by net interest expense.

For 2013, we expect net interest expense to be higher than our fourth quarter 2012 run rate of $147 million, reflecting the increase in Automotive debt associated with our January 2013 issuance (discussed under "Liquidity and Capital Resources - Automotive Sector") and lower interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key metrics, and the change in 2012 pre-tax results compared with 2011 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 FULL YEAR KEY METRICS COMPARED WITH 2011

Wholesales (000)
2,686
2,784
2011
2012
Revenue (Bils.)
$75.0
$79.9
2011
2012
Pre-Tax Results (Mils.)
$6,191
$8,343
2011
2012
Operating Margin (Pct.)
8.3%
10.4%
2011
2012

Memo:

U.S. Industry (Mils.)	13.0	14.8
U.S. Market Share	16.5%	15.2%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Billions
$2.1
$6.2
$8.3
U.S. Industry $ 2.6
U.S. Share (1.7)
U.S. Stocks (0.2)
Mix / Other (0.1)
Pricing $1.7
Incentives / Other (0.7)
Commodities Incl. Hedging $ 0.1
Material Excl. Commod. (0.2)
Warranty / Freight 0.9
Compensation $0.3
Parts & Accessories 0.2
Other 0.3
$0.6
$1.0
$0.8
$ -
$0.8
$(1.1)
Mfg. / Engineering $(0.4)
Spending Related (0.2)
Advertising (0.2)
Pension / OPEB (0.2)
Total Structural Costs $(1.0)
All Other $(0.1)
2011
2012
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

As shown above, all four key metrics increased for 2012 compared with 2011. The increase in pre-tax profit for 2012 compared with 2011 primarily reflected favorable market factors, lower contribution costs, and lower compensation costs (primarily the non-repeat of 2011 UAW ratification bonuses), offset partially by higher structural cost.

For the year, total U.S. market share was down 1.3 percentage points, while U.S. retail share of retail industry declined 0.7 of a percentage point. The declines largely reflected the discontinuation of the Crown Victoria and Ranger, capacity constraints, and reduced availability associated with our Fusion and Escape model changeovers.

For 2013, we expect the strong Ford North America performance to continue with higher pre-tax profits than 2012 and an operating margin of about 10%. This reflects a growing industry, a strong Ford brand, an outstanding product line-up driven by industry-leading refresh rates, continued discipline in matching our production with demand, and a lean cost structure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail key metrics, and the change in 2012 pre-tax results compared with 2011 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 FULL YEAR KEY METRICS COMPARED WITH 2011

Wholesales (000)
506
498
2011
2012
Revenue (Bils.)
$11.0
$10.1
2011
2012
Pre-Tax Results (Mils.)
$861
$213
2011
2012
Operating Margin (Pct.)
7.8%
2.1%
2011
2012

Memo:	2011	2012
Industry (Mils.)	5.4	5.6
Market Share	9.3%	9.0%

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
Industry $ 178
Share (239)
Stocks (44)
Mix / Other 13
Pricing $272
Incentives / Other 395
Mfg. / Engineering $(211)
Admin. & Selling / Other (27)
Total Structural Cost $(238)
All Other $ 28
Commodities Incl. Hedging $(148)
Material (Excl. Commod.) (270)
Warranty / Freight (111)
$(648)
$861
$213
$(92)
$667
$(529)
$(210)
$(499)
$15
2011
2012
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

As shown above, all four key metrics decreased for 2012 compared with 2011. The decrease in pre-tax profit for 2012 compared with 2011 primarily reflects higher costs and unfavorable exchange, primarily in Brazil, offset partially by higher net pricing.

For 2013, we expect Ford South America results to be about breakeven. Although results will benefit from new products recently launched or to be launched during the year, the competitive environment and currency risks across the region, especially in Venezuela, are expected to impact our profits adversely. In addition, government actions to incentivize local production and balance trade are driving trade frictions between South American countries and also with Mexico, resulting in business environment instability and new trade barriers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail key metrics, and the change in 2012 pre-tax results compared with 2011 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2012 FULL YEAR KEY METRICS COMPARED WITH 2011

Wholesales (000)*
1,602
1,353
Revenue (Bils.)
$33.8
$26.6
Pre-Tax Results (Mils.)
$(27)
$(1,753)
Operating Margin (Pct.)
(0.1)%
(6.6)%
2011
2012
2011
2012
2011
2012
2011
2012

Memo:	2011	2012
Industry (Mils.)	15.3	14.0
Market Share	8.3%	7.9%

* Includes Ford Brand vehicles sold in Turkey by our unconsolidated affiliate (totaling about 83,000 and 64,000 units in Full Year 2011 and 2012, respectively) and, beginning in 2011 Fourth Quarter, in Russia with the formation of our unconsolidated joint venture Ford Sollers (totaling about 31,000 and 127,000 units in Full Year 2011 and 2012, respectively), although revenue does not include these sales

AUTOMOTIVE SECTOR -- EUROPE
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
$(27)
$(1,726)
$(1,753)
$(1,437)
Industry $(411)
Market Share (497)
Stocks (312)
Mix / Other (217)
$(165)
Pricing $ 523
Incentives / Other (688)
$40
$1
$231
$(396)
Parts and Accessories $(175)
Other (Incl. Subsidiaries) (221)
2011
2012
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

All four key metrics declined for 2012 compared with 2011. The decline in wholesales and revenue primarily reflected lower industry sales and market share, and reductions in dealer stocks. Exchange was also a contributing factor adversely affecting net revenue. The decline in 2012 pre-tax results compared with 2011 primarily reflected unfavorable market factors.

Our 2012 results are consistent with our guidance from October 2012, when we announced our European transformation plan. In 2013, compared with 2012, we expect to benefit from the non-repeat of dealer stock reductions to the degree incurred in 2012. However, consistent with our guidance, we will incur higher costs associated with restructuring actions, mainly investment in new products, as well as accelerated depreciation and costs to implement our revised manufacturing footprint. Similar to our successful restructuring of North America, these are the investments we are making to enable the transformation of our European business for profitable growth in the future.

While our restructuring-related investments this year are consistent with our October 2012 guidance, our outlook for industry volume in 2013 has deteriorated - now expected to be at the lower end of the range of 13 million to 14 million units. In addition, we are being affected adversely by higher pension costs due to lower discount rates and a stronger euro. As a result, we now expect a loss of about $2 billion for 2013, compared with prior guidance of a loss about equal to 2012. The business environment in Europe remains uncertain. As is our practice, we will continue to monitor the situation and will take further action as necessary to ensure we remain on track to deliver our plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail key metrics, and the change in 2012 pre-tax results compared with 2011 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 FULL YEAR KEY METRICS COMPARED WITH 2011

Wholesales (000)*
901
1,033
Revenue (Bils.)
$8.4
$10.0
Pre-Tax Results (Mils.)
$(92)
$(77)
Operating Margin (Pct.)
(1.1)%
(0.8)%
2011
2012
2011
2012
2011
2012
2011
2012

Memo:	2011	2012
Industry (Mils.)	30.4	33.4
Market Share	2.7%	2.8%

* Includes Ford brand and JMC brand vehicles sold in China by unconsolidated affiliates (totaling about 515,000 and 619,000 units in Full Year 2011 and 2012, respectively), although revenue does not include these sales

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
Industry $198
Market Share (32)
Stocks 81
Mix / Other 71
Mfg. / Engineering $(214)
Admin. & Selling / Other (153)
Total Structural Costs $(367)
Other $ (8)
$318
$443
$72
$(92)
$(77)
$(7)
$15
Pricing $323
Incentives / Other 120
$(436)
$(375)
Commodities Incl. Hedging $ (18)
Material Excl. Commod. (370)
Warranty / Freight (48)
2011
2012
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

As shown above, all four key metrics improved for 2012 compared with 2011. The improvement in 2012 pre-tax results compared with 2011 is more than explained by higher net pricing, favorable volume and mix, and favorable exchange, offset partially by higher costs associated with new products and investments to support higher volumes and future growth.

Our market share in the region increased sequentially each quarter during 2012, with fourth quarter 2012 market share at 3.4%, as we continued to benefit from increased capacity and new products. Further demonstrating the growth we are experiencing in Asia Pacific Africa, since 2009, wholesale volume has about doubled, market share has improved by half a point and net revenue has increased by about two-thirds even though our reported revenue does not include the revenue of unconsolidated joint ventures in China.

For 2013, we expect Asia Pacific Africa to be about breakeven. We expect our volume and revenue growth in the region to accelerate, supported by the launch of the all-new Kuga, EcoSport, and refreshed Fiesta across the region, as well as the launch of Mondeo and Explorer in China. This will be offset in large part by continued strong investment across the region to support our longer-range growth plans.

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

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for 2011.

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

AUTOMOTIVE SECTOR -- NORTH AMERICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)
2,413
2,686
2010
2011
Revenue (Bils.)
$64.4
$75.0
2010
2011
Pre-Tax Results (Mils.)
$5,409
$6,191
2010
2011
Operating Margin (Pct.)
8.4%
8.3%
2010
2011

U.S. Industry (Mils.)	11.8	13.0
U.S. Market Share	16.4%	16.5%

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

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)
489
506
2010
2011
Revenue (Bils.)
$9.9
$11.0
2010
2011
Pre-Tax Results (Mils.)
$1,010
$861
2010
2011
Operating Margin (Pct.)
10.2%
7.8%
2010
2011

	2010	2011
Industry (Mils.)	5.0	5.4
Market Share	9.8%	9.3%

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

AUTOMOTIVE SECTOR -- EUROPE
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)*
1,573
1,602
2010
2011
Revenue (Bils.)**
$29.5
$33.8
2010
2011
Pre-Tax Results (Mils.)
$182
$(27)
2010
2011
Operating Margin (Pct.)
0.6%
(0.1)%
2010
2011

	2010	2011
Industry (Mils.)	15.3	15.3
Market Share	8.4%	8.3%

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

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2011 FULL YEAR KEY METRICS COMPARED WITH 2010

Wholesales (000)*
838
901
2010
2011
Revenue (Bils.)
$7.4
$8.4
2010
2011
Pre-Tax Results (Mils.)
$189
$(92)
2010
2011
Operating Margin (Pct.)
2.6%
(1.1)%
2010
2011

	2010	2011
Industry (Mils.)	30.7	30.4
Market Share	2.4%	2.7%

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

2012 Compared with 2011

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit. The chart below details the change in 2012 pre-tax profit compared with 2011 by causal factor:

FORD CREDIT
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
$2,404
$(707)
$1,697
$58
$(283)
$(125)
$(523)
$166
2011
2012
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline in pre-tax profits is more than explained by fewer leases being terminated, which resulted in fewer vehicles sold at a gain and lower financing margin, as higher yielding assets originated in prior years run off.

Results of Ford Credit's operations and unallocated risk management for the years ended December 31 are shown below (in millions):

Income before income taxes	2012	2011	2012 Over/(Under) 2011
North America segment	$1,550	$2,159	$(609)
International segment	249	371	(122)
Unallocated risk management (a)	(102)	(126)	24
Income before income taxes	$1,697	$2,404	$(707)
__________

(a)	Consists of gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.

The full-year decrease in Ford Credit's North America segment pre-tax earnings is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin as higher yielding assets originated in prior years run off. The full-year decrease in its International segment pre-tax results is more than explained by the non-recurrence of 2011 foreign currency translation adjustments related to the discontinuation of financing in Australia, lower volume, and unfavorable lease residual performance, offset partially by higher financing margin.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's receivables, including finance receivables and operating leases at December 31 were as follows (in billions):

	2012	2011	2010
Receivables
Finance receivables - North America segment
Consumer
Retail installment and direct financing leases	$39.5	$38.4	$39.1
Non-Consumer
Wholesale	18.1	15.5	13.3
Dealer loan	1.4	1.1	1.1
Other	1.1	1.0	0.8
Total North America segment - finance receivables (a)	60.1	56.0	54.3
Finance receivables - International segment
Consumer
Retail installment and direct financing leases	9.0	9.1	10.6
Non-Consumer
Wholesale	7.4	8.5	8.7
Dealer loan	0.1	—	—
Other	0.4	0.4	0.4
Total International segment - finance receivables (a)	16.9	18.0	19.7
Unearned interest supplements	(1.5)	(1.6)	(1.9)
Allowance for credit losses	(0.4)	(0.5)	(0.8)
Finance receivables, net	75.1	71.9	71.3
Net investment in operating leases (a)	14.7	11.1	10.0
Total receivables (b)	$89.8	$83.0	$81.3
Memo:
Total managed receivables (c)	$91.3	$84.6	$83.2
__________

(a)	At December 31, 2012, 2011 and 2010, includes consumer receivables before allowance for credit losses of $29.3 billion, $36 billion, and
$35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.6 billion, $19.8 billion, and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit's consolidated financial statements. In addition, at December 31, 2012, 2011, and 2010, includes net investment in operating leases before allowance for credit losses of $6.3 billion, $6.4 billion, and $6.2 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit's financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. See Note 17 of the Notes to the Financial Statements for more information regarding securitization transactions.

(b)	Includes allowance for credit losses of $408 million, $534 million, and $854 million at December 31, 2012, 2011 and 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at December 31, 2012 increased from year-end 2011, primarily driven by increases in wholesale receivables and net investment in operating leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail (i) annual trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables ("LTR") ratios (charge-offs divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses (also referred to as credit loss reserves) and unearned interest supplements related to finance receivables), (iii) credit loss reserves, and (iv) Ford Credit's credit loss reserves as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT
HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.) and LTR (%)

1.07%
0.84%
LTR
0.47%
0.24%
0.16%
$1,135
$1,095
$415
$201
$136
2008
2009
2010
2011
2012

Worldwide Credit Loss Reserve (Mils.) and Reserves as a Pct. Of EOP Receivables

1.61%
1.40%
Reserves as % of EOP Rec.
1.02%
0.63%
0.44%
$1,668
$1,549
$854
$534
$408
2008
2009
2010
2011
2012

Ford Credit's charge-offs are down from 2011, primarily reflecting lower repossessions in the United States and lower losses in all international regions, offset partially by lower recoveries in the United States. The LTR ratio is about one-third lower than in 2011, and is the lowest since Ford Credit started tracking LTRs more than thirty years ago.

Reserves and reserves as a percent of EOP receivables are both lower than a year ago reflecting the decrease in charge-offs. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2012 and 2011, Ford Credit classified between 5% - 6% of the outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception. For additional discussion, see "Critical Accounting Estimates - Allowance for Credit Losses" below.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's North America segment accounted for 98% of its total operating leases at December 31, 2012. The following table shows operating lease placement, termination, and return volumes for this segment for the years ending December 31 (in thousands, except for percentages):

	2012	2011	2010
Placements	257	219	120
Terminations	126	246	408
Returns	76	144	281
Memo:
Return Rates	60%	59%	69%

In 2012, placement volumes were up 38,000 units compared with 2011, primarily reflecting higher industry sales. Termination volumes decreased by 120,000 units compared with last year, reflecting lower placement volumes in 2009. Return volumes decreased 68,000 units compared with last year, primarily reflecting lower terminations.

U.S. Ford and Lincoln Brand Operating Lease Experience. The following chart shows annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2012, Ford Credit's U.S. lease originations represented about 15% of total U.S. retail sales of Ford and Lincoln brand vehicles, and the U.S. operating lease portfolio accounted for about 89% of Ford Credit's total investment in operating leases at December 31, 2012.

FORD CREDIT
HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
168
88
61
19
159
60
65
34
159
39
71
49
86
4
44
38
62
33
17
12
2008
2009
2010
2011
2012

Memo: Ford and Lincoln U.S. Return Rates

2008	2009	2010	2011	2012
88%	78%	65%	56%	62%

36-Month Auction Values (At Incurred Mix)

$12,555
$13,730
$15,800
$16,540
$17,535
2008
2009
2010
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2008	2009	2010	2011	2012
$22.5	$14.6	$10.0	$11.1	$14.7

Ford Credit's lease return volumes in 2012 were about 30% lower than 2011, reflecting primarily the lower lease placements in 2009. Its 2012 lease return rate was 62%, up 6 percentage points compared with 2011, reflecting a higher mix of 24 month contracts.

In 2012, Ford Credit's auction values for vehicles subject to 36-month leases continued to increase, up $995 per unit from 2011. The increase primarily reflects vehicles with higher content, including a higher mix of Lincolns.

Ford Credit's worldwide net investment in operating leases was $14.7 billion at the end of 2012, up from $11.1 billion in 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2011 Compared with 2010

The chart below details the change in 2011 pre-tax profit compared with 2010 by causal factor.

FORD CREDIT
2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions
$3,054
$(650)
$2,404
$(129)
$101
$(151)
$(553)
$82
2010
2011
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline in Ford Credit's pre-tax profit reflects fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors," as well as Note 31 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash at December 31 was as follows (in billions):

	2012	2011	2010
Cash and cash equivalents	$6.2	$7.9	$6.3
Marketable securities	18.2	15.0	14.2
Total cash, marketable securities and loaned securities	24.4	22.9	20.5
Securities-in-transit (a)	(0.1)	—	—
Gross cash	$24.3	$22.9	$20.5
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we currently do not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at December 31, 2012.

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

	December 31, 2012	December 31, 2011
Gross cash	$24.3	$22.9
Available credit lines
Revolving credit facility, unutilized portion	9.5	8.8
Local lines available to foreign affiliates, unutilized portion	0.7	0.7
Automotive liquidity	$34.5	$32.4
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

Changes in Automotive gross cash are summarized below (in billions):

	2012	2011	2010
Gross cash at end of period	$24.3	$22.9	$20.5
Gross cash at beginning of period	22.9	20.5	24.9
Total change in gross cash	$1.4	$2.4	$(4.4)

Automotive income before income taxes (excluding special items)	$6.3	$6.3	$5.3
Capital expenditures	(5.5)	(4.3)	(3.9)
Depreciation and special tools amortization	3.7	3.6	3.8
Changes in working capital (a)	(2.3)	0.3	(0.1)
Other/Timing differences (b)	1.2	(0.3)	(0.7)
Total operating-related cash flows	3.4	5.6	4.4

Cash impact of personnel-reduction programs accrual	(0.4)	(0.3)	(0.2)
Net receipts from Financial Services sector (c)	0.7	4.2	2.7
Other (d)	1.1	(0.2)	(0.8)
Cash flow before other actions	4.8	9.3	6.1

Net proceeds from/(Payments on) Automotive sector debt	0.9	(6.0)	(12.1)
Contributions to funded pension plans	(3.4)	(1.1)	(1.0)
Dividends/Other	(0.9)	0.2	2.6
Total change in gross cash	$1.4	$2.4	$(4.4)
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payments.

(c)	Primarily distributions and tax payments received from Ford Credit.

(d)	2012 includes cash and marketable securities resulting from the consolidation of AAI.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	2012	2011	2010
Net cash provided by/(used in) by operating activities	$6.3	$9.4	$6.4
Items included in operating-related cash flows
Capital expenditures	(5.5)	(4.3)	(3.9)
Proceeds from the exercise of stock options	—	0.1	0.3
Net cash flows from non-designated derivatives	(0.8)	0.1	(0.2)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.4	0.3	0.2
Contributions to funded pension plans	3.4	1.1	1.0
Tax refunds, tax payments, and tax receipts from affiliates	(0.1)	(1.4)	(0.2)
Settlement of outstanding obligation with affiliates	(0.3)	—	—
Other	—	0.3	0.8
Operating-related cash flows	$3.4	$5.6	$4.4

Credit Agreement. Lenders under our Credit Agreement have commitments totaling $9.3 billion in a revolving credit facility that will mature on November 30, 2015, and commitments totaling an additional $307 million in a revolving credit facility that will mature on November 30, 2013. Our Credit Agreement is free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. The Credit Agreement contains a liquidity covenant that requires us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facilities. On May 22, 2012, the collateral securing our Credit Agreement was automatically released upon our senior, unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings, the guarantees of certain subsidiaries will be reinstated.

At December 31, 2012, the utilized portion of the revolving credit facilities was $93 million, representing amounts utilized as letters of credit. Less than 1% of the commitments in the revolving credit facilities are from financial institutions that are based in Greece, Ireland, Italy, Portugal, and Spain.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank to enter into a Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans. In August 2012, the Facility was fully drawn with $5.9 billion outstanding. We began repayment in September 2012 and at December 31, 2012, an aggregate of $5.6 billion was outstanding. The proceeds of the ATVM loan have been used to finance certain costs for fuel-efficient, advanced-technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank ("EIB") Credit Facility. On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million (equivalent to $729 million at December 31, 2012) with the EIB. Proceeds of loans drawn under the facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $729 million of loans at December 31, 2012. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to approximately 20% of the outstanding principal amount, and bear interest at a fixed rate of 3.9% per annum excluding a commitment fee of 0.30% to the U.K. government. Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Export-Import Bank of the United States ("Ex-Im") and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. At December 31, 2012, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At December 31, 2012, we had $901 million of local credit facilities available to non-U.S. Automotive affiliates, of which $140 million had been utilized. Of the $901 million of committed credit facilities, $345 million expires in 2013, $196 million expires in 2014, $318 million expires in 2015, and $42 million thereafter.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	December 31, 2012	December 31, 2011
Gross cash	$24.3	$22.9
Less:
Long-term debt	12.9	12.1
Debt payable within one year	1.4	1.0
Total debt	14.3	13.1
Net cash	$10.0	$9.8

Total debt at December 31, 2012 increased by about $1.2 billion from December 31, 2011, primarily reflecting the additional drawdowns of low-cost loans for advanced technology vehicle development and our renminbi-denominated debt issuance in Hong Kong.

Not shown in the table above is the $2 billion aggregate principal amount of 4.75% Notes due January 15, 2043 we issued in January 2013. With this issuance we took advantage of favorable market conditions to issue low-cost, long-term debt, the proceeds of which have been used, in part, to redeem approximately $600 million principal amount of 7.50% Notes due June 10, 2043, with the remainder to be contributed to our funded pension plans during 2013 to support our pension de-risking actions (discussed below). This action is consistent with our mid-decade target of Automotive debt levels at about $10 billion.

Pension Plan Contributions and Strategy. Worldwide, our defined benefit pension plans were underfunded by $18.7 billion at December 31, 2012, compared with being underfunded by $15.4 billion at December 31, 2011. The deterioration is more than explained by sharply lower discount rates, with the U.S. weighted-average discount rate declining to 3.84% at the end of 2012 from 4.64% at the end of 2011.

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

•	Taking other strategic actions to reduce pension liabilities, such as the voluntary lump sum payout program started in 2012 for U.S. salaried retirees.

In 2012, we contributed $3.4 billion to our worldwide funded pension plans, an increase of $2.3 billion compared with 2011. During 2013, we expect to contribute from Automotive cash and cash equivalents about $5 billion to our worldwide funded plans (including discretionary contributions of about $3.4 billion, largely to our U.S. plans) and to make $400 million of benefit payments to participants in unfunded plans, for a total of about $5.4 billion.

The voluntary lump sum payout program we started in 2012 will continue through 2013. To date, eligible retirees have accepted lump sum offers that have resulted in about $1.2 billion of our pension obligations being settled.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Based on present planning assumptions for long-term asset returns, a normalization of discount rates and planned cash contributions, we expect our global funded pension obligations to be fully funded by mid-decade, with variability on a plan-by-plan basis.

For a detailed discussion of our pension plans, see Note 16 of the Notes to the Financial Statements.

Liquidity Sufficiency. One of the four key priorities of our One Ford plan is to finance our plan and improve our balance sheet, while at the same time having resources available to grow our business. The actions described above are consistent with this priority. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment. We will continue to look for opportunities to strengthen our balance sheet, primarily by working to ensure our underlying business generates positive Automotive operating-related cash flow, even as we continue to invest in the growth of our business.

Financial Services Sector

Ford Credit

Funding Strategy. Ford Credit's funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. Ford Credit completed its full-year 2012 funding plan, issuing over $23 billion of public term funding. Ford Credit's public unsecured issuance was over $9 billion, including more than $700 million issued under the Ford Credit U.S. Retail Notes program. Ford Credit also issued its first public investment grade unsecured debt transaction since 2005. Additionally, Ford Credit launched an unsecured commercial paper program in the United States, which has grown to about $1.7 billion.

Ford Credit's liquidity remains strong and it ended the year with $19.7 billion of available liquidity and $31.5 billion of committed capacity, compared with about $17 billion and $33 billion at December 31, 2011, respectively.

Ford Credit's funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on Ford Credit's ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to its funding plan. As a result of such events or regulation, Ford Credit may need to reduce new originations of receivables, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of our vehicles. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirement through economic cycles.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets. At December 31, 2012, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.9 billion. At December 31, 2012, the principal amount outstanding of Ford Credit's unsecured commercial paper was about $1.7 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations. Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient to meet Ford Credit's unsecured short-term funding obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio. The chart below details the trends in the funding of Ford Credit's managed receivables:

FORD CREDIT
FUNDING STRATEGY

Billions

Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$95-105
~$2
$5-6
$5-6
$37-42
$45-49
$10-11
$9-11
Year End 2010
Year End 2011
Year End 2012
Year End 2013 Fcst.
Securitized Funding as Percentage of Managed Receivables
52%
55%
48%
42 - 47%

__________

(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At year-end 2012, managed receivables were $91 billion and Ford Credit ended the year with about $11 billion in cash. Securitized funding was 48% of managed receivables, down from 55% at year-end 2011. This reflects a greater mix of unsecured debt given Ford Credit's improved credit spreads and the mandatory exchange of $2.5 billion of asset-backed Ford Upgrade Exchanged Linked ("FUEL") notes for unsecured notes of Ford Credit, which was triggered by the upgrade to investment grade of Ford Credit's long-term, unsecured debt by two credit rating agencies during the second quarter of 2012.

Ford Credit is projecting 2013 year-end managed receivables in the range of $95 billion to $105 billion and securitized funding is expected to represent about 42% to 47% of total managed receivables. It is Ford Credit's expectation that the securitized funding as a percent of managed receivables will decline going forward.

Public Term Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2013, and its public term funding issuances in 2012, 2011, and 2010 (in billions):

	Public Term Funding Plan
	2013 Forecast	2012	2011	2010
Unsecured	$ 7-10	$9	$8	$6
Securitizations (a)	10-14	14	11	11
Total	$ 17-24	$23	$19	$17
__________

(a)	Includes Rule 144A offerings.

In 2012, Ford Credit completed over $23 billion of public term funding in the United States, Canada, and Europe, including over $9 billion of unsecured debt and $14 billion of securitizations.

For 2013, Ford Credit projects full-year public term funding in the range of $17 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $10 billion to $14 billion of public securitizations. Through February 18, 2013, Ford Credit completed about $4 billion of public term funding transactions in the United States, Canada, and Europe, including about $2 billion of unsecured debt and $2 billion of securitizations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table illustrates Ford Credit's liquidity programs and utilization (in billions):

	December 31, 2012	December 31, 2011	December 31, 2010
Liquidity Sources (a)
Cash (b)	$10.9	$12.1	$14.6
Unsecured credit facilities	0.9	0.7	1.1
FCAR bank lines	6.3	7.9	9.0
Conduit / Bank Asset-Backed Securitizations ("ABS")	24.3	24	24.2
Total liquidity sources	$42.4	$44.7	$48.9

Utilization of Liquidity
Securitization cash (c)	$(3.0)	$(3.7)	$(4.2)
Unsecured credit facilities	(0.1)	(0.2)	(0.5)
FCAR bank lines	(5.8)	(6.8)	(6.7)
Conduit / Bank ABS	(12.3)	(14.5)	(8.6)
Total utilization of liquidity	(21.2)	(25.2)	(20.0)
Gross liquidity	21.2	19.5	28.9
Capacity in excess of eligible receivables	(1.5)	(2.4)	(6.3)
Liquidity available for use	$19.7	$17.1	$22.6
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

At December 31, 2012, Ford Credit had $42.4 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $21.2 billion at year-end, compared with $25.2 billion at year-end 2011. The decrease of $4 billion reflects lower usage of its private conduits, FCAR outstanding commercial paper balance, and securitized cash.

Ford Credit ended 2012 with gross liquidity of $21.2 billion. Capacity in excess of eligible receivables decreased to $1.5 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $19.7 billion at year-end 2012, $2.6 billion higher than year-end 2011. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2012, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.9 billion, compared with $12.1 billion at year-end 2011.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Ford Credit currently does not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did it hold any at December 31, 2012. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $3.0 billion and $3.7 billion at December 31, 2012 and 2011, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. For full-year 2012, Ford Credit repurchased and called an aggregate principal amount of $628 million of its unsecured and asset-backed debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities and Committed Liquidity Programs. See Note 17 of the Notes to the Financial Statements for more information regarding credit facilities and committed liquidity programs for Ford Credit. While there is a risk of non-renewal of some of Ford Credit's committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, Ford Credit's capacity in excess of eligible receivables would enable it to absorb some reductions. Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.

Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities, including the impact of prepayments, of its finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. The following chart shows its cumulative maturities for the periods presented at December 31, 2012:

FORD CREDIT
BALANCE SHEET LIQUIDITY PROFILE

Billions
Assets (a)
Debt (b)
$63
$45 (c)
$82
$57
$93
$69
$103
$89
2013
2014
2015
2016 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)			
$5.6	$4.0	$9.1	$18.6

__________

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing immediately to match the underlying assets.

(c)	Includes all of the wholesale ABS term and conduit maturities of $8 billion that otherwise contractually extend to 2014 and beyond.

Ford Credit's balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for Ford Credit's retail installment sale contracts and investment in operating leases. The 2013 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise extending beyond 2013. The chart above also reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2013 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2013; and

•	Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	December 31, 2012	December 31, 2011	December 31, 2010
Total debt	$89.3	$84.7	$82.9
Equity	9.7	8.9	10.3
Financial statement leverage (to 1)	9.2	9.5	8.0

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	December 31, 2012	December 31, 2011	December 31, 2010
Total debt	$89.3	$84.7	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.9)	(12.1)	(14.6)
Adjustments for derivative accounting (b)	(0.8)	(0.7)	(0.3)
Total adjusted debt	$77.6	$71.9	$68.0

Equity	$9.7	$8.9	$10.3
Adjustments for derivative accounting (b)	(0.3)	(0.2)	(0.1)
Total adjusted equity	$9.4	$8.7	$10.2
Managed leverage (to 1) (c)	8.3	8.3	6.7
__________

(a)	Excludes marketable securities related to insurance activities.

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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2012, Ford Credit's managed leverage was 8.3:1, unchanged from December 31, 2011. Ford Credit's guidance for managed leverage in 2013 is to be within the range of 8:1 to 9:1. In 2012, Ford Credit paid $600 million in distributions to its parent.

Total Company

Equity. At December 31, 2012, Total equity attributable to Ford Motor Company was $15.9 billion, an increase of about $900 million compared with December 31, 2011. The increase is more than explained by favorable changes in Retained earnings, related to full-year 2012 net income attributable to Ford Motor Company of $5.7 billion offset partially by cash dividends declared of $573 million. The favorable changes in Retained earnings are offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) of $4.1 billion (more than explained by unfavorable pension and OPEB adjustments) and treasury stock purchases of $126 million.

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

There have been no ratings actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

OUTLOOK

Our One Ford plan - to aggressively restructure to operate profitably at current demand and changing model mix, accelerate development of new products our customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team leveraging our global assets - continues to be the guiding strategy for our business.

The following summarizes results against planning assumptions and key metrics established at the beginning of 2012:

		Full-Year 2012
	Full-Year 2011 Results	Plan	Results
Industry Volume (million units) (a)
–United States	13.0	13.5 – 14.5	14.8
–Europe (b)	15.3	14.0 – 15.0	14.0

Operational Metrics
Compared with prior full year:
–U.S. Market Share	16.5%	About Equal	15.2%
–Europe Market Share (b)	8.3%	About Equal	7.9%
–Quality	Mixed	Improve	Mixed

Financial Metrics
Compared with prior full year:
–Automotive Pre-Tax Operating Profit (c)	$6.3 Billion	Higher	$6.3 Billion
–Ford Credit Pre-Tax Operating Profit	$2.4 Billion	Lower	$1.7 Billion
–Total Company Pre-Tax Operating Profit (c)	$8.8 Billion	About Equal	$8 Billion
–Automotive Structural Cost Increase (d)	$1.4 Billion	Less than $2 Billion	$1.5 Billion
–Automotive Operating Margin (c)	5.4%	Improve	5.3%

Absolute amount:
–Capital Spending	$4.3 Billion	$5.5 Billion – $6 Billion	$5.5 Billion
__________

(a)	Includes medium and heavy trucks.

(b)	For the 19 markets we track.

(c)	Excludes special items; Automotive operating margin equal to Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

(d)	Structural cost changes are measured primarily at present-year exchange, and exclude special items and discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our projected vehicle production is as follows (in thousands):

	First Quarter 2013 (a)
	Planned Vehicle Unit Production	Over/(Under) First Quarter 2012
Ford North America	770	93
Ford South America	115	18
Ford Europe	405	(13)
Ford Asia Pacific Africa	275	62
Total	1,565	160
__________
(a) Includes production of Ford and JMC brand vehicles to be sold by our unconsolidated affiliates.

The year-over-year increase in first quarter planned production reflects higher volumes in all regions except Europe. Planned production is consistent with our disciplined strategy to match production to consumer demand.

We expect 2013 global economic growth to be in the range of 2% - 3%, with global industry sales in the 80 million - 85 million unit range. We expect U.S. economic growth in the range of 2% - 2.5% for the year, with industry sales supported by replacement demand given the higher-than-normal average age of vehicles on the road. In South America, Brazil's easing of fiscal and monetary policies, such as sales tax reductions and policy interest rate cuts to historic lows, are setting the stage for renewed economic growth. On the other hand, economic and political uncertainty and risk are increasing in Venezuela. In Europe, we expect weak economic conditions to continue into 2013, especially in countries undergoing fiscal austerity programs. Recent policy moves are positive steps, but we do not believe they are enough to resolve the economic crisis and restore business and consumer confidence. In Asia Pacific Africa, the latest data suggest economic recovery is underway in China, while the economic slowdown in India seems to be bottoming out. Although countries are at different stages of the economic cycle, better growth is expected in 2013 across the Asia Pacific Africa region. Overall, despite challenges, we expect global economic growth to continue in 2013.

Based on the current economic environment, our planning assumptions and key metrics for 2013 include the following:

	Full-Year 2012 Results	2013 Full-Year Plan
Industry Volume (million units) (a)
–United States	14.8	15.0 - 16.0
–Europe (b)	14.0	13.0 - 14.0
–China	19.0	19.5 - 21.5

Operational Metrics
Compared with prior full year:
–U.S. Market Share	15.2%	Higher
–Europe Market Share (b)	7.9%	About Equal
–China Market Share (c)	3.2%	Higher

–Quality	Mixed	Improve

Financial Metrics
Compared with prior full year:
–Total Company Pre-Tax Profit (d)	$8 Billion	About Equal
–Automotive Operating Margin (d)	5.3%	About Equal / Lower
–Automotive Operating-Related Cash Flow	$3.4 Billion	Higher
__________

(a)	Includes medium and heavy trucks.

(b)	For the 19 markets we track.

(c)	Includes Ford and JMC brand vehicles sold in China by our unconsolidated affiliates.

(d)	Excludes special items; Automotive operating margin equal to Automotive pre-tax results excluding Other Automotive divided by Automotive revenue.

We project industry volume for the United States and China will increase in 2013 compared with 2012, while we expect industry volume for the 19 markets we track in Europe to weaken to the lower end of the range above in 2013 compared with 2012. We expect share for the markets we track in Europe to be about the same in 2013 as in 2012 and we expect our market share in the United States and China to increase, reflecting our strong products and brand, as well as an expanded product portfolio (which also now covers more vehicle segments in markets such as China). We also expect positive net pricing to continue in 2013, and we expect quality to improve.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We expect total Company pre-tax profit in 2013 to be about equal to strong results in 2012, and Automotive operating margin to be about equal to or lower than 2012. Projected 2013 operating margin reflects projected revenue increases, partially offset by the impact of structural cost increases to support higher volumes, new product launches, and growth plans, as well as more than $1 billion of non-cash structural cost increases. The non-cash structural cost increases include higher pension expense due to historically low discount rates, cessation of favorable amortization associated with previous benefit plan changes, and higher depreciation reflecting accelerated depreciation associated with our European restructuring and cessation of low depreciation resulting from prior asset impairments in North America. We expect Automotive operating-related cash flow to be higher in 2013 than 2012, notwithstanding higher planned capital spending of about $7 billion.

Turning to the regions, we expect strong Ford North America performance to continue, with higher pre-tax profits than 2012 and operating margin of about 10% for 2013. Our forecast reflects growing industry volume, our strong Ford brand, our outstanding product line-up driven by industry-leading refresh rates, our continued discipline in matching production with demand, and our lean cost structure. Going forward, we will continue to work to sustain and grow our strong North American operations.

For 2013, we expect Ford South America results to be about breakeven. Although results will benefit from new products recently launched or to be launched during the year, the competitive environment and currency risks across the region, especially in Venezuela, are expected to impact our profits adversely. In addition, government actions to incentivize local production and balance trade are driving trade frictions between South American countries and also with Mexico, resulting in business environment instability and new trade barriers that negatively impact our results. Going forward, we will continue expanding our product portfolio with global products, and look at all areas of our business to improve operating results.

As we have indicated, we view the challenges the automotive industry faces in Europe to be more structural than cyclical in nature; industry sales volume for the 19 markets we track in Europe has dropped 20% in the past five years, with only modest industry improvement expected by mid-decade. Against this backdrop, we announced in October 2012 our accelerated transformation plan for Ford Europe, which targets all areas of the business to return to profitability by mid-decade -- including new products and technologies, strengthened brand image, and improved cost efficiencies.

Our plan includes an aggressive new product rollout for the region, with 15 global vehicles launched within five years, along with a broad array of smart technologies. We are introducing initiatives to continue strengthening the Ford brand in the region, including strategic reduction of dealer inventories that was largely completed in 2012. Finally, we plan to close three facilities and relocate production for a more efficient manufacturing footprint. We plan to close our vehicle assembly plant and our tooling and stamping operations in the United Kingdom during 2013, and, subject to an information and consultation process with employee representatives, we intend to close our vehicle assembly plant in Belgium in late 2014. Once completed, our actions would reduce Ford Europe's installed assembly capacity (excluding Russia) by 18% or 355,000 units, affect 13% of Ford Europe's workforce, and result in annual gross cost savings of about $450 million - $500 million.

We are on track to deliver our European transformation plan. In 2013, we will benefit from the non-repeat of dealer stock reductions to the same degree incurred in 2012. As we previously guided, we will incur higher costs associated with restructuring actions in 2013 compared with 2012, mainly reflecting investment in new products, accelerated depreciation, and costs to implement our revised manufacturing footprint. As we did with our successful restructuring in North America, we are making these investments now to transform our European business for profitable growth in the future.

Since providing guidance in October 2012, our outlook for industry volume in Europe has deteriorated. We now expect industry volume to be in the lower end of the range of 13 million to 14 million units; the seasonally-adjusted annual rate of industry sales for the markets we track in Europe for the fourth quarter of 2012 was the lowest in nearly 20 years. In addition, we are being adversely impacted by higher pension costs due to lower discount rates, and a stronger euro. As a result, we now expect our full-year 2013 pre-tax loss for Ford Europe to be about $2 billion, compared with prior guidance of a loss about equal to 2012. The business environment in Europe remains uncertain, and, as is our practice, we will continue to monitor the situation and take further action as necessary. We believe that 2013 is likely the trough for European industry sales volume, and we expect industry sales volume and our results to begin to improve in 2014.

Our plan to return Ford Europe to profitability by mid-decade is driven by higher industry volume, higher market share from our product and brand initiatives, growth in emerging markets, richer mix, improved contribution margin, and our more efficient manufacturing footprint. A partial offset will be higher structural costs as we reconfigure and grow our business in Europe. As we proceed with our restructuring, most financial effects will flow through our operating results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Employee separation costs, however, will be reflected as a special item. Longer-term, we are targeting Ford Europe to achieve an operating margin in the range of 6% to 8%.

For Ford Asia Pacific Africa, we expect 2013 results to be about breakeven. We expect our volume and revenue growth in the region to continue to accelerate, supported by the launch of all-new Kuga, EcoSport, and refreshed Fiesta across the region, as well as the launch of Mondeo and Explorer in China. This will be offset in large part by continued strong investment across the region to support our longer-range growth plans. Looking ahead, we see the results of our One Ford plan taking hold in Asia Pacific Africa, with record volume, revenue, and market share increasing as investments in new facilities and products gain traction.

We also are continuing the revitalization of our Lincoln brand reflecting the brand's distinct product strategy, including its own dedicated design studio, separate creative agency in New York, and financial services team to complement the vehicle acquisition and ownership experience -- and announced that we will be bringing the Lincoln brand to the burgeoning Chinese market.

Turning from our Automotive to Financial Services sector, we expect Ford Credit to generate 2013 pre-tax profit about equal to 2012, with managed receivables at year-end 2013 in the range of $95 billion to $105 billion, managed leverage continuing in the range of 8:1 to 9:1, and planned distributions of about $200 million.

Overall, we expect 2013 to be another strong year for Ford Motor Company, as we continue to work toward our mid-decade outlook. We have made tremendous progress in recent years by executing the fundamentals of our One Ford plan, and there are significant benefits ahead as we leverage our global assets, and also benefit more fully from the investments we are making today for future profitable growth. Our One Ford plan will continue to be our guide as we address head-on the diverse challenges and opportunities for our industry and our business worldwide.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford's market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford's new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford's current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

•
Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors);

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford's ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law "ownership change;"

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•
A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments;

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

Warranty and Product Recalls

Nature of Estimates Required. We accrue the estimated cost of basic warranty coverages for each vehicle at the time of sale. We establish estimates using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Where little or no claims experience exists, we rely on historical averages. See
Note 31 of the Notes to the Financial Statements for information regarding costs for warranty actions. Separately, we also accrue at the time of sale for potential product recalls based on historical experience. Product recalls are distinguishable from warranty coverages in that the actions may extend beyond basic warranty coverage periods.

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

•
Expected long-term rate of return on assets. The expected long-term rate of return on assets assumption reflects historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences. Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over the expected future years of service (approximately 11 years for the major U.S. plans). In 2012, the U.S. actual return on assets was 14.2%, which was higher than the expected long-term rate of return of 7.5%. The year-end 2012 weighted average discount rates for the U.S. and non-U.S. plans decreased by 80 basis points and 92 basis points, respectively. These differences resulted in unamortized losses of about $6 billion. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan. For the major U.S. plans, unamortized losses exceed this threshold and recognition is continuing in 2013.

See Note 16 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis. The December 31, 2012 pension funded status and 2013 expense are affected by year-end 2012 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in factors which generally have the largest impact on pension expense and obligation is shown below (in millions):

	Percentage	Increase/(Decrease) in:
	Point	2013 Expense		December 31, 2012 Obligation
Assumption	Change	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$(300)/360	$(300)/350	$(5,200)/6,400	$(4,000)/4,700
Expected long-term rate of return on assets	+/- 1.0	(390)/390	(210)/210

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. The weighted average discount rate used to determine the benefit obligation for U.S. plans at December 31, 2012 was 3.8%, compared with 4.6% at December 31, 2011, resulting in an unamortized loss of $410 million. This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 12 years).

See Note 16 of the Notes to the Financial Statements for more information regarding OPEB costs and assumptions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. The effect on U.S. and Canadian plans of a one percentage point increase/(decrease) in the assumed discount rate would be a (decrease)/increase in the postretirement health care benefit expense for 2013 of approximately $(40) million/$50 million, and in the year-end 2012 obligation of approximately $(780) million/$940 million.

Income Taxes
Nature of Estimates Required. We must make estimates and apply judgment in determining the provision for income taxes for financial reporting purposes. We make these estimates and judgments primarily in the following areas: (i) the calculation of tax credits, (ii) the calculation of differences in the timing of recognition of revenue and expense for tax and financial statement purposes that will ultimately be reported in tax returns, as well as (iii) the calculation of interest and penalties related to uncertain tax positions. Changes in these estimates and judgments may result in a material increase or decrease to our tax provision, which would be recorded in the period in which the change occurs.
Assumptions and Approach Used. We are subject to the income tax laws and regulations of the many jurisdictions in which we operate. These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. We recognize benefits for these uncertain tax positions based upon a process that requires judgment regarding the technical application of the law, regulations and various related judicial opinions. If, in our judgment, it is more likely than not that the uncertain tax position will be settled favorably to us, we estimate an amount that ultimately will be realized. This process is inherently subjective, since it requires our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in facts and circumstances, such as new regulations or recent judicial opinions, as well as the status of audit activities by taxing authorities. Changes to our estimate of the amount to be realized are recorded in our provision for income taxes during the period in which the change occurred.
We must also assess the likelihood that we will be able to recover our deferred tax assets against future sources of taxable income. GAAP requires a reduction of the carrying amount of deferred tax assets by recording a valuation allowance if, based on all available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized. We presently believe that a valuation allowance of $1.9 billion is required, primarily for deferred tax assets related to our Ford South America operations, as well as various U.S. state and local net operating losses. We believe that we ultimately will recover the remaining $20.8 billion of deferred tax assets. Within this amount is $1.4 billion of net deferred tax assets related to our European operations. We have assessed recoverability of these assets, and concluded that no valuation allowance is required. We will continue to monitor recoverability as we progress our European transformation plan.
Changes in our judgment regarding our ability to recover our deferred tax assets would be reflected in our tax provision in the period in which the change occurred. We expect that continued delivery of our One Ford plan could lead to the reduction in the overall level of valuation allowance related to U.S state and local net operating losses in the foreseeable future.
For additional information regarding income taxes, see Note 24 of the Notes to the Financial Statements.
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

•
Loss severity. The expected difference between the amount of money a customer owes Ford Credit when Ford Credit charges off the finance contract and the amount Ford Credit receives, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions is shown below for Ford Credit's U.S. Ford and Lincoln retail and lease portfolio (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2012 Allowance for Credit Losses	2012 Expense
Repossession ratios (a)	+/- 0.1 pt.	$20/$(20)	$20/$(20)
Loss severity	+/- 1.0	5/(5)	5/(5)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

Non-Consumer Segment. We estimate an allowance using an LTR model for non-consumer receivables that are not specifically identified as impaired. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance. The non-consumer portfolio is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer). The loans are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.

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

	2012	2011	2010
Vehicle return volume	76	144	281
Return rate	60%	59%	69%

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

 Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln retail and lease portfolio is as follows:

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2012 Accumulated Depreciation on Vehicles Subject to Operating Leases	2013 Expense
Future auction values	+/- 1.0	$47/$(47)	$12/$(12)
Return volumes	+/- 1.0	3/(3)	1/(1)

The impact of the increased accumulated supplemental depreciation in 2012 would be charged to expense in the
2013 - 2016 periods. Adjustments to the amount of accumulated depreciation on operating leases are reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation, in each case under the Financial Services sector.

Automotive Sector Long-Lived Asset Impairment Testing

Nature of Estimates Required - Long-Lived Assets. Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, and significant negative industry or economic trends. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group's fair value is measured relying primarily on a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. A test for recoverability also is performed when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over its remaining useful life. Restoration of a previously recognized long-lived asset impairment loss is not allowed.

Assumptions and Approach Used. We measure the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of a reporting unit or asset group, and therefore can affect the test results. The following are key assumptions we use in making cash flow projections:

•
Business projections. We make assumptions about the demand for our products in the marketplace. These assumptions drive our planning assumptions for volume, mix, and pricing. We also make assumptions about our

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

cost levels (e.g., capacity utilization, cost performance, etc.). These projections are derived using our internal business plan forecasts that are updated at least annually and reviewed by our Board of Directors.

•
Long-term growth rate. A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free interim cash flows. The growth rate is the expected rate at which a business unit's earnings stream is projected to grow beyond the planning period.

•
Discount rate. When measuring possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use. Weighted-average cost of capital is an estimate of the overall risk-adjusted after-tax rate of return required by equity and debt holders of a business enterprise.

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

During the third quarter of 2012, operating profits and cash flow from operations outside of North America remained under pressure. In particular, industry sales volume for the markets we track in Europe declined significantly in recent years with only modest improvement expected by mid-decade, suggesting that current changes in the European business environment are more structural than cyclical in nature. Against this backdrop, we determined that it was appropriate to test for impairment the long-lived assets of our Ford Europe segment. Using our economic and business projections, including an assumption of an 8% operating margin for Ford Europe over the longer term, we determined that the carrying value of our Ford Europe long-lived asset group at September 30, 2012 did not exceed fair value. Our long-term economic and business projections did not change during the fourth quarter of 2012. If in future quarters our economic or business projections were to change as a result of our plans or changes in the business environment, we would undertake additional testing as appropriate which could result in an impairment of long-lived assets.

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

The table below summarizes our contractual obligations as of December 31, 2012 (in millions):

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	2018 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$893	$2,576	$2,307	$8,216	$13,992
Interest payments relating to long-term debt (c)	589	1,113	990	6,872	9,564
Capital leases	9	11	5	4	29
Pension funding (d)	458	774	426	—	1,658
Off-balance sheet
Purchase obligations	1,873	1,668	880	936	5,357
Operating leases	217	333	172	172	894
Total Automotive sector	4,039	6,475	4,780	16,200	31,494

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	19,630	30,284	14,261	8,222	72,397
Interest payments relating to long-term debt (c)	2,621	3,468	1,717	1,762	9,568
Capital leases	1	2	—	—	3
Off-balance sheet
Purchase obligations	29	4	3	1	37
Operating leases	52	75	53	24	204
Total Financial Services sector	22,333	33,833	16,034	10,009	82,209
Total Company	$26,372	$40,308	$20,814	$26,209	$113,703
__________
(a) Amount includes, prior to adjustment noted above, $902 million for the Automotive sector and $19,631 million for the Financial Services sector for the current portion of long-term debt. See Note 17 of the Notes to the Financial Statements for additional discussion.
(b) Automotive sector excludes unamortized debt discounts of $(249) million. Financial Services sector excludes unamortized debt discounts of $(134) million and adjustments of $791 million related to designated fair value hedges of the debt.
(c) Excludes amortization of debt discounts/premiums.
(d) Amounts represent our estimate of contractually obligated deficit contributions to U.K. plans. See Note 16 for further information regarding our expected 2013 pension contributions and funded status.

The amount of unrecognized tax benefits for 2012 of $1.5 billion (see Note 24 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 8, 16, and 17, respectively, of the Notes to the Financial Statements.

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

In accordance with corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions, when available, are used to hedge underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes. In certain instances, we forgo hedge accounting, and, in certain other instances, our derivatives do not qualify for hedge accounting. Either situation results in unrealized gains and losses that are recognized currently in net income. For additional information on our derivatives, see Note 18 of the Notes to the Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of
December 31, 2012 was a liability of $268 million compared to a liability of $236 million as of December 31, 2011. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $2 billion at December 31, 2012 compared with a decrease of about $1.7 billion as of December 31, 2011. The increase in potential market risk from the end of last year primarily results from an increase in the amount of foreign currencies hedged during 2012.

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

The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of December 31, 2012 was a liability of $101 million (which reflects the cumulative mark to market net loss on our hedging contracts for full year 2012), compared to a liability of $370 million as of December 31, 2011. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be about $103 million at December 31, 2012, compared with a decrease of about $203 million at December 31, 2011. The decrease in potential market risk from the end of last year primarily results from a decrease in the amount of commodities hedged during 2012 with forward contracts (partially offset by an increase in the amount of commodities hedged with option contracts).

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2012, we had $24.3 billion in our Automotive investment portfolios, compared to $22.9 billion at December 31, 2011. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the income statement. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $185 million. This compares to $95 million, as calculated as of December 31, 2011. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 18 of the Notes to the Financial Statements.

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

Debt consists primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit may borrow at terms longer than the terms of their assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Ford Credit's interest rate risk management objective is to reduce volatility in its cash flows and volatility in its economic value from changes in interest rates based on an established risk tolerance.

Ford Credit uses re-pricing gap analysis and economic value sensitivity analysis to evaluate potential long term effects of changes in interest rates. It then enters into interest rate swaps to convert portions of its floating-rate debt to fixed or its fixed-rate debt to floating to ensure that Ford Credit's exposure falls within the established tolerances. Ford Credit also uses pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with Ford Credit's interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Ford Credit's Asset-Liability Committee reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Pre-tax cash flow sensitivity as of year-end 2012 and 2011 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2012	$77	$(77)
December 31, 2011	$60	$(60)
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Ford Credit expects more assets than debt and liabilities to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on Ford Credit's assets will increase more than the interest paid on Ford Credit's debt, thereby initially increasing Ford Credit's pre-tax cash flow. During a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially decrease. Ford Credit's pre-tax cash flow sensitivity to interest rate movement is highlighted in the table above.

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

Derivative Fair Values. The net fair value of Ford Credit's derivative financial instruments as of December 31, 2012 was an asset of $856 million, compared to an asset of $1.1 billion as of December 31, 2011. For additional information regarding our Financial Services sector derivatives, see Note 18 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth beginning on page FS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2012 and 2011 are provided in Note 30 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Bob Shanks, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. The following fourth quarter 2012 developments have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
We began issuing payments pursuant to our previously announced program that offers voluntary lump-sum pension payout options to eligible salaried U.S. retirees and former salaried employees. The program provides participants with a one-time choice of electing to receive a lump-sum settlement of remaining pension benefit. Offers to eligible participants will continue through 2013.

•Ford Europe launched a new hourly payroll system for Britain.

•
Effective December 1, 2012, Ford Motor Company appointed Mark Fields to the position of Chief Operating Officer. Mr. Fields is the first executive to be appointed to this position at Ford since it was last filled in 2006.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford and Corporate Governance.

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

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Summary Compensation Table," "Grants of Plan-Based Awards in 2012," "Outstanding Equity Awards at 2012 Fiscal Year-End," "Option Exercises and Stock Vested in 2012," "Pension Benefits in 2012," "Nonqualified Deferred Compensation in 2012," and "Potential Payments Upon Termination or Change in Control."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Management Stock Ownership" in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption "Audit Committee Report" in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2012 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement and Sector Income Statement for the years ended December 31, 2012, 2011, and 2010.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2012 and 2011.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

•	Consolidated Statement of Equity for the years ended December 31, 2012, 2011, and 2010.

•	Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated and Sector Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page FS-1 immediately following the signature pages of this Report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed with this Report.
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed with this Report.
Exhibit 10-D	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-E	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed with this Report.
Exhibit 10-E-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed with this Report.
Exhibit 10-F	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-F-1	Amendment to Description of Director Compensation as of March 1, 2009.**	Filed as Exhibit 10-F-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Designation	Description	Method of Filing
Exhibit 10-F-2	Amendment to Description of Director Compensation as of February 25, 2010.**	Filed as Exhibit 10-F-6 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-F-3	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-H	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-I	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-J	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-L	Select Retirement Plan, amended and restated effective as of January 1, 2012.**	Filed with this Report.
Exhibit 10-M	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-M-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-N	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-N-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-N-2	Annual Incentive Compensation Plan Metrics for 2011.**	Filed as Exhibit 10-N-3 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-3	Annual Incentive Compensation Plan Metrics for 2012.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-N-4	Annual Incentive Compensation Plan Metrics for 2013.**	Filed with this Report.
Exhibit 10-N-5	Performance-Based Restricted Stock Unit Metrics for 2009.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-N-6	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-N-7	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed as Exhibit 10-N-7 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-8	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-N-9	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed with this Report.
Exhibit 10-N-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-O-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-O-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*

Designation	Description	Method of Filing
Exhibit 10-O-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-P-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-P-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-Q	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-R	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-S	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-T	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-U	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-V-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed as Exhibit 10-CC-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V-2	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V-3	Form of Alan Mulally Agreement Amendment, effective as of December 31, 2008.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-V-4	Form of Alan Mulally Agreement Amendment, dated February 15, 2013.**	Filed with this Report.
Exhibit 10-W	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed with this Report.
Exhibit 10-W-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed with this Report.
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-X-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-Y	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*
Exhibit 10-Z	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*

Designation	Description	Method of Filing
Exhibit 10-AA	Tax Benefit Preservation Plan ("TBPP") dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-AA-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 10-BB	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-CC	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated February 18, 2013, regarding Change in Accounting Principle.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of February 1, 2013.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	February 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 18, 2013
William Clay Ford, Jr.

ALAN MULALLY*	Director, President and Chief Executive Officer	February 18, 2013
Alan Mulally	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 18, 2013
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 18, 2013
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director	February 18, 2013
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 18, 2013
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 18, 2013
Richard A. Gephardt

JAMES H. HANCE, JR.*	Director	February 18, 2013
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director	February 18, 2013
William W. Helman IV

IRVINE O. HOCKADAY, JR.*	Director	February 18, 2013
Irvine O. Hockaday, Jr.

Signature	Title	Date

JON M. HUNTSMAN, JR.*	Director	February 18, 2013
Jon M. Huntsman, Jr.

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 18, 2013
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and Governance Committee	February 18, 2013
Ellen R. Marram

HOMER A. NEAL*	Director and Chair of the Sustainability Committee	February 18, 2013
Homer A. Neal

GERALD L. SHAHEEN*	Director	February 18, 2013
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 18, 2013
John L. Thornton

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 18, 2013
Bob Shanks	(principal financial officer)

STUART ROWLEY*	Vice President and Controller	February 18, 2013
Stuart Rowley	(principal accounting officer)

*By: /s/ BRADLEY M. GAYTON		February 18, 2013
Bradley M. Gayton
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2013

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2012	2011	2010
Revenues
Automotive	$126,567	$128,168	$119,280
Financial Services	7,685	8,096	9,674
Total revenues	134,252	136,264	128,954

Costs and expenses
Automotive cost of sales	112,578	113,345	104,451
Selling, administrative, and other expenses	12,182	11,578	11,909
Financial Services interest expense	3,115	3,614	4,345
Financial Services provision for credit and insurance losses	86	(33)	(216)
Total costs and expenses	127,961	128,504	120,489

Automotive interest expense	713	817	1,807

Automotive interest income and other income/(loss), net (Note 21)	1,185	825	(362)
Financial Services other income/(loss), net (Note 21)	369	413	315
Equity in net income/(loss) of affiliated companies	588	500	538
Income before income taxes	7,720	8,681	7,149
Provision for/(Benefit from) income taxes (Note 24)	2,056	(11,541)	592
Net income	5,664	20,222	6,557
Less: Income/(Loss) attributable to noncontrolling interests	(1)	9	(4)
Net income attributable to Ford Motor Company	$5,665	$20,213	$6,561

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 26)
Basic income	$1.48	$5.33	$1.90
Diluted income	$1.42	$4.94	$1.66

Cash dividends declared	$0.15	$0.05	$—

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2012	2011	2010
Net income	$5,664	$20,222	$6,557
Other comprehensive income/(loss), net of tax (Note 20)
Foreign currency translation	142	(720)	(2,234)
Derivative instruments	6	(152)	(24)
Pension and other postretirement benefits	(4,268)	(3,553)	(1,190)
Net holding gain/(loss)	—	2	(2)
Total other comprehensive income/(loss), net of tax	(4,120)	(4,423)	(3,450)
Comprehensive income	1,544	15,799	3,107
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(1)	7	(5)
Comprehensive income attributable to Ford Motor Company	$1,545	$15,792	$3,112

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the years ended December 31,
	2012	2011	2010
AUTOMOTIVE
Revenues	$126,567	$128,168	$119,280
Costs and expenses
Cost of sales	112,578	113,345	104,451
Selling, administrative, and other expenses	9,006	9,060	9,040
Total costs and expenses	121,584	122,405	113,491

Interest expense	713	817	1,807

Interest income and other income/(loss), net (Note 21)	1,185	825	(362)
Equity in net income/(loss) of affiliated companies	555	479	526
Income before income taxes — Automotive	6,010	6,250	4,146

FINANCIAL SERVICES
Revenues	7,685	8,096	9,674
Costs and expenses
Interest expense	3,115	3,614	4,345
Depreciation	2,524	1,843	2,024
Operating and other expenses	652	675	845
Provision for credit and insurance losses	86	(33)	(216)
Total costs and expenses	6,377	6,099	6,998

Other income/(loss), net (Note 21)	369	413	315
Equity in net income/(loss) of affiliated companies	33	21	12
Income before income taxes — Financial Services	1,710	2,431	3,003

TOTAL COMPANY
Income before income taxes	7,720	8,681	7,149
Provision for/(Benefit from) income taxes (Note 24)	2,056	(11,541)	592
Net income	5,664	20,222	6,557
Less: Income/(Loss) attributable to noncontrolling interests	(1)	9	(4)
Net income attributable to Ford Motor Company	$5,665	$20,213	$6,561

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$15,659	$17,148
Marketable securities (Note 6)	20,284	18,618
Finance receivables, net (Note 7)	71,510	69,976
Other receivables, net	10,828	8,565
Net investment in operating leases (Note 8)	16,451	12,838
Inventories (Note 10)	7,362	5,901
Equity in net assets of affiliated companies (Note 11)	3,246	2,936
Net property (Note 13)	24,942	22,371
Deferred income taxes (Note 24)	15,185	15,125
Net intangible assets (Note 14)	87	100
Other assets	5,000	4,770
Total assets	$190,554	$178,348

LIABILITIES
Payables	$19,308	$17,724
Accrued liabilities and deferred revenue (Note 15)	49,407	45,369
Debt (Note 17)	105,058	99,488
Deferred income taxes (Note 24)	470	696
Total liabilities	174,243	163,277

Redeemable noncontrolling interest (Note 19)	322	—

EQUITY
Capital stock (Note 26)
Common Stock, par value $.01 per share (3,875 million shares issued)	39	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,976	20,905
Retained earnings	18,077	12,985
Accumulated other comprehensive income/(loss) (Note 20)	(22,854)	(18,734)
Treasury stock	(292)	(166)
Total equity attributable to Ford Motor Company	15,947	15,028
Equity attributable to noncontrolling interests	42	43
Total equity	15,989	15,071
Total liabilities and equity	$190,554	$178,348

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 12 for additional information on our VIEs.

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,911	$3,402
Finance receivables, net	47,515	49,795
Net investment in operating leases	6,308	6,354
Other assets	4	157
LIABILITIES
Accrued liabilities and deferred revenue	134	97
Debt	40,245	41,421

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	December 31, 2012	December 31, 2011
ASSETS
Automotive
Cash and cash equivalents	$6,247	$7,965
Marketable securities (Note 6)	18,178	14,984
Total cash and marketable securities	24,425	22,949
Receivables, less allowances of $115 and $126	5,361	4,219
Inventories (Note 10)	7,362	5,901
Deferred income taxes	3,488	1,791
Net investment in operating leases (Note 8)	1,415	1,356
Other current assets	1,124	1,053
Current receivable from Financial Services (Note 1)	—	878
Total current assets	43,175	38,147
Equity in net assets of affiliated companies (Note 11)	3,112	2,797
Net property (Note 13)	24,813	22,229
Deferred income taxes	13,325	13,932
Net intangible assets (Note 14)	87	100
Non-current receivable from Financial Services (Note 1)	—	32
Other assets	1,946	1,549
Total Automotive assets	86,458	78,786
Financial Services
Cash and cash equivalents	9,412	9,183
Marketable securities (Note 6)	2,106	3,835
Finance receivables, net (Note 7)	75,770	73,330
Net investment in operating leases (Note 8)	15,036	11,482
Equity in net assets of affiliated companies (Note 11)	134	139
Other assets	3,450	3,605
Receivable from Automotive (Note 1)	252	—
Total Financial Services assets	106,160	101,574
Intersector elimination	(252)	(1,112)
Total assets	$192,366	$179,248
LIABILITIES
Automotive
Trade payables	$15,107	$14,015
Other payables	3,044	2,734
Accrued liabilities and deferred revenue (Note 15)	15,358	15,003
Deferred income taxes	81	40
Debt payable within one year (Note 17)	1,386	1,033
Current payable to Financial Services (Note 1)	252	—
Total current liabilities	35,228	32,825
Long-term debt (Note 17)	12,870	12,061
Other liabilities (Note 15)	30,549	26,910
Deferred income taxes	514	255
Total Automotive liabilities	79,161	72,051
Financial Services
Payables	1,157	975
Debt (Note 17)	90,802	86,595
Deferred income taxes	1,687	1,301
Other liabilities and deferred income (Note 15)	3,500	3,457
Payable to Automotive (Note 1)	—	910
Total Financial Services liabilities	97,146	93,238
Intersector elimination	(252)	(1,112)
Total liabilities	176,055	164,177

Redeemable noncontrolling interest (Note 19)	322	—

EQUITY
Capital stock (Note 26)
Common Stock, par value $.01 per share (3,875 million shares issued)	39	37
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	20,976	20,905
Retained earnings	18,077	12,985
Accumulated other comprehensive income/(loss) (Note 20)	(22,854)	(18,734)
Treasury stock	(292)	(166)
Total equity attributable to Ford Motor Company	15,947	15,028
Equity attributable to noncontrolling interests	42	43
Total equity	15,989	15,071
Total liabilities and equity	$192,366	$179,248
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$9,045	$9,784	$11,477

Cash flows from investing activities of continuing operations
Capital expenditures	(5,488)	(4,293)	(4,092)
Acquisitions of retail and other finance receivables and operating leases	(39,208)	(35,866)	(28,873)
Collections of retail and other finance receivables and operating leases	32,333	33,964	37,757
Purchases of securities	(95,135)	(68,723)	(100,150)
Sales and maturities of securities	93,749	70,795	101,077
Cash change due to initial consolidation of businesses	191	—	94
Proceeds from sale of business	66	333	1,318
Settlements of derivatives	(737)	353	(37)
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	(69)	(456)
Other	(61)	465	270
Net cash provided by/(used in) investing activities	(14,290)	(3,041)	6,908

Cash flows from financing activities of continuing operations
Cash dividends	(763)	—	—
Purchases of Common Stock	(125)	—	—
Sales of Common Stock	—	—	1,339
Changes in short-term debt	1,208	2,841	(1,754)
Proceeds from issuance of other debt	32,436	35,921	30,821
Principal payments on other debt	(29,210)	(43,095)	(47,625)
Payments on notes/transfer of cash equivalents to the UAW Voluntary Employee Benefit Association ("VEBA") Trust	—	—	(7,302)
Other	159	92	100
Net cash provided by/(used in) financing activities	3,705	(4,241)	(24,421)

Effect of exchange rate changes on cash and cash equivalents	51	(159)	(53)

Net increase/(decrease) in cash and cash equivalents	$(1,489)	$2,343	$(6,089)

Cash and cash equivalents at January 1	$17,148	$14,805	$20,894
Net increase/(decrease) in cash and cash equivalents	(1,489)	2,343	(6,089)
Cash and cash equivalents at December 31	$15,659	$17,148	$14,805
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2012		2011		2010
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities (Note 27)	$6,266	$3,957	$9,368	$2,405	$6,363	$3,798

Cash flows from investing activities of continuing operations
Capital expenditures	(5,459)	(29)	(4,272)	(21)	(4,066)	(26)
Acquisitions of retail and other finance receivables and operating leases	—	(39,151)	—	(35,845)	—	(28,811)
Collections of retail and other finance receivables and operating leases	—	32,333	—	33,964	—	37,757
Net collections/(acquisitions) of wholesale receivables	—	(1,235)	—	(2,010)	—	(46)
Purchases of securities	(73,100)	(22,035)	(44,353)	(24,370)	(53,614)	(46,728)
Sales and maturities of securities	70,202	23,748	43,525	27,270	54,857	46,866
Cash change due to initial consolidation of businesses	191	—	—	—	94	—
Proceeds from sale of business	54	12	310	23	1,318	—
Settlements of derivatives	(788)	51	135	218	(196)	159
Investing activity (to)/from Financial Services	925	—	2,903	—	2,455	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(69)	—	(456)	—
Other	(49)	(12)	280	185	185	85
Net cash provided by/(used in) investing activities	(8,024)	(6,318)	(1,541)	(586)	577	9,256

Cash flows from financing activities of continuing operations
Cash dividends	(763)	—	—	—	—	—
Purchases of Common Stock	(125)	—	—	—	—	—
Sales of Common Stock	—	—	—	—	1,339	—
Changes in short-term debt	154	1,054	(396)	3,237	391	(2,145)
Proceeds from issuance of other debt	1,553	30,883	2,452	33,469	2,648	28,173
Principal payments on other debt	(810)	(28,601)	(8,058)	(35,037)	(9,144)	(38,935)
Payments on notes/transfer of cash equivalents to the UAW VEBA Trust	—	—	—	—	(6,002)	—
Financing activity to/(from) Automotive	—	(925)	—	(2,903)	—	(2,455)
Other	31	128	70	22	292	(192)
Net cash provided by/(used in) financing activities	40	2,539	(5,932)	(1,212)	(10,476)	(15,554)

Effect of exchange rate changes on cash and cash equivalents	—	51	(231)	72	75	(128)

Net increase/(decrease) in cash and cash equivalents	$(1,718)	$229	$1,664	$679	$(3,461)	$(2,628)

Cash and cash equivalents at January 1	$7,965	$9,183	$6,301	$8,504	$9,762	$11,132
Net increase/(decrease) in cash and cash equivalents	(1,718)	229	1,664	679	(3,461)	(2,628)
Cash and cash equivalents at December 31	$6,247	$9,412	$7,965	$9,183	$6,301	$8,504

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 20)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2009	$34	$16,786	$(13,599)	$(10,864)	$(177)	$(7,820)	$38	$(7,782)
Net income	—	—	6,561	—	—	6,561	(4)	6,557
Other comprehensive income/(loss), net of tax	—	—	—	(3,449)	—	(3,449)	(1)	(3,450)
Common stock issued (including share-based compensation impacts)	4	4,017	—	—	—	4,021	—	4,021
Treasury stock/other	—	—	—	—	14	14	—	14
Cash dividends declared	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2010	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)

Balance at December 31, 2010	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)
Net income	—	—	20,213	—	—	20,213	9	20,222
Other comprehensive income/(loss), net of tax	—	—	—	(4,421)	—	(4,421)	(2)	(4,423)
Common stock issued (including share-based compensation impacts)	—	102	—	—	—	102	—	102
Treasury stock/other	—	—	—	—	(3)	(3)	5	2
Cash dividends declared	—	—	(190)	—	—	(190)	—	(190)
Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071

Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income	—	—	5,665	—	—	5,665	(1)	5,664
Other comprehensive income/(loss), net of tax	—	—	—	(4,120)	—	(4,120)	—	(4,120)
Common stock issued (including share-based compensation impacts)	2	71	—	—	—	73	—	73
Treasury stock/other	—	—	—	—	(126)	(126)	—	(126)
Cash dividends declared	—	—	(573)	—	—	(573)	—	(573)
Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989

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

Adoption of New Accounting Standards

Fair Value Measurement. On January 1, 2012, we adopted the new accounting standard that requires us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. See Note 4 for further disclosure regarding our fair value measurements.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	December 31, 2012	December 31, 2011
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$3,488	$1,791
Automotive sector non-current deferred income tax assets	13,325	13,932
Financial Services sector deferred income tax assets (a)	184	302
Total	16,997	16,025
Reclassification for netting of deferred income taxes	(1,812)	(900)
Consolidated balance sheet presentation of deferred income tax assets	$15,185	$15,125

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$81	$40
Automotive sector non-current deferred income tax liabilities	514	255
Financial Services sector deferred income tax liabilities	1,687	1,301
Total	2,282	1,596
Reclassification for netting of deferred income taxes	(1,812)	(900)
Consolidated balance sheet presentation of deferred income tax liabilities	$470	$696
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Automotive net cash provided by/(used in) operating activities	$6,266	$9,368	$6,363
Financial Services net cash provided by/(used in) operating activities	3,957	2,405	3,798
Total sector net cash provided by/(used in) operating activities (Note 27)	10,223	11,773	10,161
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(1,235)	(2,010)	(46)
Finance receivables (b)	57	21	62
Reclassifications from operating to financing cash flows
Payments on notes to the UAW VEBA Trust (c)	—	—	1,300
Consolidated net cash provided by/(used in) operating activities	$9,045	$9,784	$11,477

Automotive net cash provided by/(used in) investing activities	$(8,024)	$(1,541)	$577
Financial Services net cash provided by/(used in) investing activities	(6,318)	(586)	9,256
Total sector net cash provided by/(used in) investing activities	(14,342)	(2,127)	9,833
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	1,235	2,010	46
Finance receivables (b)	(57)	(21)	(62)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (d)	(201)	—	(454)
Elimination of investing activity to/(from) Financial Services in consolidation	(925)	(2,903)	(2,455)
Consolidated net cash provided by/(used in) investing activities	$(14,290)	$(3,041)	$6,908

Automotive net cash provided by/(used in) financing activities	$40	$(5,932)	$(10,476)
Financial Services net cash provided by/(used in) financing activities	2,539	(1,212)	(15,554)
Total sector net cash provided by/(used in) financing activities	2,579	(7,144)	(26,030)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (d)	201	—	454
Elimination of investing activity to/(from) Financial Services in consolidation	925	2,903	2,455
Reclassifications from operating to financing cash flows
Payments on notes to the UAW VEBA Trust (c)	—	—	(1,300)
Consolidated net cash provided by/(used in) financing activities	$3,705	$(4,241)	$(24,421)
 __________

(a)
In addition to the cash flow from vehicles sold by us, the cash flow from wholesale finance receivables (being reclassified from investing to operating) includes dealer financing by Ford Credit of used and non-Ford vehicles. One hundred percent of cash flows from these wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles is impracticable to separate.

(b)	Includes cash flows of finance receivables purchased/collected by the Financial Services sector from certain divisions and subsidiaries of the Automotive sector.

(c)	Cash outflows related to this transaction are reported as financing activities on the consolidated statement of cash flows and operating activities on the sector statement of cash flows.

(d)	Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each sector's balance sheet was as follows (in billions):

	December 31, 2012		December 31, 2011
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$4.8		$3.7
Unearned interest supplements and residual support (b)		(2.6)		(2.6)
Wholesale receivables/Other (c)		0.8		0.7
Net investment in operating leases (d)		0.5		0.4
Intersector receivables/(payables) (e)	$(0.3)	0.3	$0.9	(0.9)
 __________

(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.  These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)	We pay amounts to Ford Credit at the point of retail financing or lease origination that represent interest supplements and residual value support.

(c)	Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees.

(e)	Amounts owed to the Financial Services sector by Automotive sector, or vice versa.

Venezuelan Operations

At December 31, 2012 and 2011, we had $620 million and $301 million, respectively, in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $721 million and $331 million in cash and cash equivalents at December 31, 2012 and 2011, respectively. We used the official exchange rate at December 31, 2012 of 4.3 bolivars to the U.S. dollar to re-measure the assets and liabilities of our Venezuelan operations for GAAP financial statement presentation. On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar to an exchange rate of 6.3 bolivars to the U.S. dollar. Had the devaluation occurred on December 31, 2012, we would have recorded a translation loss of approximately $200 million in our year-end financial statements. Our ability to obtain funds at the official exchange rate has been limited. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations' ability to pay obligations denominated in U.S. dollars as well as our ability to benefit from those operations.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

For each accounting topic that is addressed in its own footnote, the description of the accounting policy may be found in the related footnote.  The remaining accounting policies are described below.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars using end-of-period exchange rates and any resulting translation adjustments are reported in Other comprehensive income/(loss).  Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment.

Gains or losses arising from transactions denominated in currencies other than the affiliate's functional currency, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities are reported in Automotive cost of sales and Selling, administrative, and other expenses.  The pre-tax gain/(loss) of this activity for 2012, 2011, and 2010 was $(426) million, $4 million, and $56 million, respectively.

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for vehicles, parts, and accessories. Trade receivables initially are recorded at the transaction amount. We record an allowance for doubtful accounts representing our estimate of the probable losses inherent in trade receivables. At every reporting period, we assess the adequacy of our allowance for doubtful accounts taking into consideration recoveries received during that period. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

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

We sell vehicles to daily rental car companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over an average term of eight months, using a straight-line method.  The cost of the vehicles is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  Proceeds from the sale of the vehicle at auction are recognized in Automotive revenues at the time of sale. At December 31, 2012 and 2011, we recorded $1.5 billion and $1.5 billion as deferred revenue, respectively.

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

Retail and Lease Incentives

We offer special retail financing and lease incentives to dealers' customers who choose to finance or lease Ford-brand vehicles from Ford Credit.  Generally, the estimated cost for these incentives is recorded as a revenue reduction to Automotive revenues when the vehicle is sold to the dealer.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer's customer.  The Financial Services sector recognized revenue of $2.4 billion, $2.8 billion, and $3.2 billion in 2012, 2011, and 2010, respectively, for the special financing and leasing programs consistent with the earnings process of the underlying receivable or operating lease.

Sales and Marketing Incentives

Sales and marketing incentives generally are recognized by the Automotive sector as revenue reductions in Automotive revenues.  The incentives take the form of cash payments to dealers and dealers' customers.  The reduction to revenue is accrued at the later of the date the related vehicle is sold or the date the incentive program is both approved and communicated.  We generally estimate these accruals using incentive programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.

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

Raw Material Arrangements

We may, at times, negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers.  These raw material arrangements, which take place independently of any purchase orders being issued to our suppliers, are negotiated at arms' length and do not involve volume guarantees.  When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the raw material and the income from the subsequent sale to the supplier in Automotive cost of sales.

Government Grants and Loan Incentives

We receive incentives from U.S. and non-U.S. governments in the form of tax rebates or credits, loans, and grants.  Incentives are recorded in the financial statements in accordance with their purpose, either as a reduction of expense or a reduction of the cost of the capital investment.  A premium or a discount is calculated on low-interest or interest-free loans if the stated rate differs from the market rate, unless the governmental authority imposes specific restrictions on the use of the loan proceeds. The benefit of these incentives generally is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Bonus and Profit Sharing

We offer various types of bonus and profit sharing benefits to our employees. The timing for expense recognition depends on the purpose of the bonus and whether the bonus is contingent on the employees' future service. Our more common bonus payments include:

•	Ratification bonuses expensed in the period a labor agreement is ratified

•	Operational performance bonuses and protection payments expensed equally over the period to payment

•	Profit sharing payments accrued throughout the year in which the payment is earned. Each quarter, we evaluate and adjust the year-to-date accrual to ensure it is consistent with the bonus formula

We record bonus and profit sharing expenses in Automotive cost of sales or Selling, administrative, and other expenses.

Selected Other Costs

Freight, engineering, and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative, and other expenses.  Freight costs on goods shipped are expensed at the earlier of revenue recognition or as incurred. Advertising costs are expensed as incurred.  Engineering, research, and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement.  Engineering, research, development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2012	2011	2010
Engineering, research, and development	$5.5	$5.3	$5.0
Advertising	4.0	4.1	3.9

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors to determine fair value. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

A review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter-end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

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

Ford Credit's two Ford Upgrade Exchange Linked securitization transactions ("FUEL Notes") had derivative features that included a mandatory exchange to Ford Credit unsecured notes when Ford Credit's senior unsecured debt received two investment grade credit ratings among Fitch, Moody's, and S&P, and a make-whole provision.  Ford Credit estimated the fair value of these features by comparing the fair value of the FUEL Notes to the value of a hypothetical debt instrument without these features. In the second quarter of 2012, Ford Credit received two investment grade credit ratings, thereby triggering the mandatory exchange feature and the FUEL Notes derivatives were extinguished.

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 7) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 17) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt's fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	718	—	718	—	319	—	319
Non-U.S. government	—	139	—	139	—	168	—	168
Non-U.S. government agencies (a)	—	365	—	365	—	820	—	820
Corporate debt	—	—	—	—	—	2	—	2
Total cash equivalents – financial instruments (b)	—	1,222	—	1,222	—	1,309	—	1,309
Marketable securities (c)
U.S. government	4,493	—	—	4,493	2,960	—	—	2,960
U.S. government-sponsored enterprises	—	5,459	—	5,459	—	4,852	—	4,852
Non-U.S. government agencies (a)	—	4,794	—	4,794	—	4,558	—	4,558
Corporate debt	—	1,871	—	1,871	—	1,631	—	1,631
Mortgage-backed and other asset-backed	—	25	—	25	—	38	—	38
Equities	142	—	—	142	129	—	—	129
Non-U.S. government	—	1,367	—	1,367	—	598	—	598
Other liquid investments (d)	—	27	—	27	—	17	—	17
Total marketable securities	4,635	13,543	—	18,178	3,089	11,694	—	14,783
Derivative financial instruments
Foreign currency exchange contracts	—	218	—	218	—	198	14	212
Commodity contracts	—	19	4	23	—	1	1	2
Other – warrants	—	—	—	—	—	—	4	4
Total derivative financial instruments (e)	—	237	4	241	—	199	19	218
Total assets at fair value	$4,635	$15,002	$4	$19,641	$3,089	$13,202	$19	$16,310
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$486	$—	$486	$—	$442	$6	$448
Commodity contracts	—	112	12	124	—	289	83	372
Total derivative financial instruments (e)	—	598	12	610	—	731	89	820
Total liabilities at fair value	$—	$598	$12	$610	$—	$731	$89	$820
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3 billion and $4.6 billion at December 31, 2012 and 2011, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $2 billion and $2.1 billion at December 31, 2012 and 2011, respectively.

(c)
Excludes an investment in Ford Credit debt securities held by the Automotive sector with a carrying value of $201 million and an estimated fair value of $201 million at December 31, 2011. This investment matured in 2012.

(d)	Includes certificates of deposit and time deposits subject to changes in value.

(e)	See Note 18 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$200	$—	$—	$200	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	20	—	20	—	75	—	75
Non-U.S. government	—	103	—	103	—	15	—	15
Non-U.S. government agencies (a)	—	—	—	—	—	150	—	150
Corporate debt	—	1	—	1	—	—	—	—
Total cash equivalents – financial instruments (b)	200	124	—	324	1	240	—	241
Marketable securities
U.S. government	620	—	—	620	619	—	—	619
U.S. government-sponsored enterprises	—	12	—	12	—	713	—	713
Non-U.S. government agencies (a)	—	95	—	95	—	778	—	778
Corporate debt	—	1,155	—	1,155	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	67	—	67	—	88	—	88
Non-U.S. government	—	142	—	142	—	444	—	444
Other liquid investments (c)	—	15	—	15	—	7	—	7
Total marketable securities	620	1,486	—	2,106	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,291	—	1,291	—	1,196	—	1,196
Foreign currency exchange contracts	—	9	—	9	—	30	—	30
Cross-currency interest rate swap contracts	—	—	—	—	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments (e)	—	1,300	—	1,300	—	1,238	137	1,375
Total assets at fair value	$820	$2,910	$—	$3,730	$620	$4,694	$137	$5,451
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$256	$—	$256	$—	$237	$—	$237
Foreign currency exchange contracts	—	8	—	8	—	50	—	50
Cross-currency interest rate swap contracts	—	117	—	117	—	12	—	12
Total derivative financial instruments (e)	—	381	—	381	—	299	—	299
Total liabilities at fair value	$—	$381	$—	$381	$—	$299	$—	$299
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.5 billion and $6 billion at December 31, 2012 and 2011, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.6 billion and $3 billion at December 31, 2012 and 2011, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	Represents derivative features included in the FUEL Notes.

(e)	See Note 18 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the years ended December 31 (in millions):

	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net	Total Level 3 Fair Value
Automotive Sector
Beginning balance	$—	$(70)	$(70)	$2	$38	$40
Realized/unrealized gains/(losses)
Cost of sales	—	11	11	—	(99)	(99)
Interest income and other income/(loss), net	—	(4)	(4)	(1)	(1)	(2)
Other comprehensive income/(loss) (a)	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	—	7	7	(1)	(100)	(101)
Purchases, issues, sales, and settlements
Purchases	—	—	—	7	—	7
Issues	—	—	—	—	—	—
Sales	—	—	—	(1)	—	(1)
Settlements	—	65	65	—	(14)	(14)
Total purchases, issues, sales, and settlements	—	65	65	6	(14)	(8)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	(10)	(10)	(7)	6	(1)
Ending balance	$—	$(8)	$(8)	$—	$(70)	$(70)
Unrealized gains/(losses) on instruments still held	$—	$9	$9	$—	$(69)	$(69)

Financial Services Sector
Beginning balance	$—	$137	$137	$1	$(89)	$(88)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	(81)	(81)	—	382	382
Other comprehensive income/(loss) (a)	—	—	—	—	(1)	(1)
Interest income/(expense) (c)	—	—	—	—	90	90
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	471	471
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	114	114
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	187	192
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	(6)	(432)	(438)
Ending balance	$—	$—	$—	$—	$137	$137
Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$65	$65
 _________

(a)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(b)
The transfer out of Level 3 of $432 million in 2011 was primarily the result of management's validation of the observable data and determination that certain unobservable inputs had an insignificant impact on the valuation of these instruments. The remaining transfers were due to the increase in availability of observable data.

(c)	Recorded in Interest expense.
(d) Represents derivative features included in the FUEL Notes.
(e) Reflects exchange of the FUEL Notes to unsecured notes.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy at December 31 that were still held on our balance sheet at those dates (in millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
North America
Retail receivables	$—	$—	$52	$52	$—	$—	$70	$70
Dealer loans	—	—	2	2	—	—	6	6
Total North America	—	—	54	54	—	—	76	76
International
Retail receivables	—	—	26	26	—	—	39	39
Total International	—	—	26	26	—	—	39	39
Total Financial Services sector	$—	$—	$80	$80	$—	$—	$115	$115

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the years ended December 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	2012	2011	2010
Financial Services Sector
North America
Retail receivables	$(13)	$(23)	$(29)
Dealer loans	(1)	—	(3)
Total North America	(14)	(23)	(32)
International
Retail receivables	(11)	(14)	(25)
Total International	(11)	(14)	(25)
Total Financial Services sector	$(25)	$(37)	$(57)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the year ended December 31, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	$(8)	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$(7) - $(8)
Financial Services Sector
Nonrecurring basis
Retail receivables
North America	$52	Income Approach	POD percentage	$38 - $52
International	$26	Income Approach	ARV percentage	$25 - $27
Dealer loans	$2	Income Approach	Estimated fair value	$1 - $3

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	December 31, 2012	December 31, 2011
Automotive sector	$172	$330
Financial Services sector	172	149
Total Company	$344	$479

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  MARKETABLE AND OTHER SECURITIES

We hold various investments classified as marketable securities, including U.S. government and non-U.S. government securities, securities issued by non-U.S. government agencies, corporate obligations and equities, and asset-backed securities.

We record marketable securities at fair value.  Realized and unrealized gains and losses and interest income are recorded in Automotive interest income and other income/(expense), net and Financial Services other income/(loss), net. Realized gains and losses are measured using the specific identification method.

Investments in Marketable Securities

Investments in marketable securities were as follows (in millions):

	December 31, 2012		December 31, 2011
	Fair Value	Unrealized Gains/(Losses) (a)	Fair Value	Unrealized Gains/(Losses) (a)
Automotive sector	$18,178	$52	$14,984	$(93)
Financial Services sector	2,106	6	3,835	(9)
Intersector elimination (b)	—	—	(201)	—
Total Company	$20,284	$58	$18,618	$(102)
__________

(a)	Unrealized gains/(losses) for period related to instruments still held.

(b)
"Fair Value" reflects an investment in Ford Credit debt securities shown at a carrying value of $201 million (estimated fair value of which was $201 million) at December 31, 2011.  This investment matured in 2012.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and included in Other assets.  These cost method investments were as follows (in millions):

	December 31, 2012	December 31, 2011
Automotive sector	$21	$21
Financial Services sector	5	5
Total Company	$26	$26

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	December 31, 2012	December 31, 2011
Automotive sector (a)	$519	$355
Financial Services sector	75,770	73,330
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,779)	(3,709)
Finance receivables, net	$71,510	$69,976
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector notes receivable consist primarily of amounts loaned to our unconsolidated affiliates. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net were as follows (in millions):

	December 31, 2012	December 31, 2011
Notes receivable	$542	$384
Less: Allowance for credit losses	(23)	(29)
Notes receivable, net	$519	$355

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

Consumer Segment.  Receivables in this portfolio segment include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use.  Retail financing includes retail installment contracts for new and used vehicles and direct financing leases with retail customers, government entities, daily rental companies, and fleet customers.

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers.  The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and other dealer vehicle program financing. Wholesale is approximately 95% of our dealer financing

•	Other financing – purchased receivables primarily related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs, unamortized deferred fees or costs, and unearned interest supplements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Finance receivables, net were as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$39,504	$10,460	$49,964	$38,410	$11,083	$49,493
Less: Unearned interest supplements	(1,264)	(287)	(1,551)	(1,407)	(335)	(1,742)
Consumer finance receivables	$38,240	$10,173	$48,413	$37,003	$10,748	$47,751
Non-Consumer
Dealer financing	$19,429	$7,242	$26,671	$16,501	$8,479	$24,980
Other	689	386	1,075	723	377	1,100
Non-Consumer finance receivables	20,118	7,628	27,746	17,224	8,856	26,080
Total recorded investment	$58,358	$17,801	$76,159	$54,227	$19,604	$73,831

Recorded investment in finance receivables	$58,358	$17,801	$76,159	$54,227	$19,604	$73,831
Less: Allowance for credit losses	(309)	(80)	(389)	(388)	(113)	(501)
Finance receivables, net	$58,049	$17,721	$75,770	$53,839	$19,491	$73,330

Net finance receivables subject to fair value (a)			$73,618			$70,754
Fair value			75,618			72,294
__________

(a)
At December 31, 2012 and 2011, excludes $2.2 billion and $2.6 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 4 for additional information.

Excluded from Financial Services sector finance receivables at December 31, 2012 and 2011, was $183 million and $180 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at December 31, 2012 and 2011 were North America consumer receivables of $23 billion and $29.4 billion and non-consumer receivables of $17.1 billion and $14.2 billion, respectively, and International consumer receivables of $6.6 billion and $7.1 billion and non-consumer receivables of $4.5 billion and $5.6 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt and other obligations issued or arising in securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions (see Notes 12 and 17).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables, excluding unearned interest supplements, outstanding at December 31, 2012 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2013	2014	2015	Thereafter	Total
North America
Consumer
Retail financing, gross	$11,599	$9,992	$8,096	$9,817	$39,504
Non-Consumer
Dealer financing	17,966	546	72	845	19,429
Other	685	2	1	1	689
Total North America	$30,250	$10,540	$8,169	$10,663	$59,622

International
Consumer
Retail financing, gross	$4,381	$3,096	$1,826	$1,157	$10,460
Non-Consumer
Dealer financing	6,464	717	58	3	7,242
Other	386	—	—	—	386
Total International	$11,231	$3,813	$1,884	$1,160	$18,088

Our finance receivables are pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.

Investment in direct financing leases, which are included in consumer receivables, were as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$58	$1,466	$1,524	$4	$1,897	$1,901
Initial direct costs	1	16	17	—	18	18
Estimated residual values	—	851	851	1	971	972
Less: Unearned income	(7)	(152)	(159)	(1)	(203)	(204)
Less: Unearned interest supplements	—	(82)	(82)	—	(116)	(116)
Recorded investment in direct financing leases	52	2,099	2,151	4	2,567	2,571
Less: Allowance for credit losses	(1)	(8)	(9)	—	(12)	(12)
Net investment in direct financing leases	$51	$2,091	$2,142	$4	$2,555	$2,559

Future minimum rental payments due from direct financing leases at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	Thereafter
North America	$21	$12	$13	$9	$3
International	571	430	317	136	12

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $13 million and $14 million at December 31, 2012 and 2011, respectively. The recorded investment of non-consumer accounts greater than 90 days past due and still accruing interest was $5 million and de minimis at December 31, 2012 and 2011, respectively.

The aging analysis of our Financial Services sector finance receivables balances at December 31 were as follows (in millions):

	2012			2011
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$783	$50	$833	$732	$64	$796
61-90 days past due	97	18	115	68	28	96
91-120 days past due	21	9	30	22	12	34
Greater than 120 days past due	52	29	81	70	43	113
Total past due	953	106	1,059	892	147	1,039
Current	37,287	10,067	47,354	36,111	10,601	46,712
Consumer finance receivables	$38,240	$10,173	$48,413	$37,003	$10,748	$47,751

Non-Consumer
Total past due	$29	$11	$40	$30	$9	$39
Current	20,089	7,617	27,706	17,194	8,847	26,041
Non-Consumer finance receivables	20,118	7,628	27,746	17,224	8,856	26,080
Total recorded investment	$58,358	$17,801	$76,159	$54,227	$19,604	$73,831

Consumer Credit Quality. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

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

Credit quality ratings for our consumer receivables are based on aging (as described in the aging table above). Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Non-Consumer Credit Quality. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each non-consumer lending request is evaluated by taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

Dealers are assigned to one of four groups according to their risk rating as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

We suspend credit lines and extend no further funding to dealers classified in Group IV.

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

Performance of non-consumer receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle. A dealer has the same risk rating for all of its dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables at December 31 were as follows (in millions):

	2012			2011
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$16,526	$4,551	$21,077	$13,506	$5,157	$18,663
Group II	2,608	1,405	4,013	2,654	1,975	4,629
Group III	277	1,279	1,556	331	1,337	1,668
Group IV	18	7	25	10	10	20
Total recorded investment	$19,429	$7,242	$26,671	$16,501	$8,479	$24,980

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  FINANCE RECEIVABLES (Continued)

Impaired Receivables. Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that have been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2012 and 2011 was $422 million or 0.9% of consumer receivables, and $382 million or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2012 and 2011 was $47 million or 0.2% of non-consumer receivables, and $64 million or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 9 for additional information related to the development of our allowance for credit losses.

Non-Accrual Receivables. The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments generally are applied first to outstanding interest and then to the unpaid principal balance.

The recorded investment of consumer receivables in non-accrual status was $304 million or 0.6% of our consumer receivables, at December 31, 2012, and $402 million or 0.9% of our consumer receivables, at December 31, 2011. The recorded investment of non-consumer receivables in non-accrual status was $29 million or 0.1% of our non-consumer receivables, at December 31, 2012, and $27 million or 0.1% of our non-consumer receivables, at December 31, 2011.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer contracts that have a modified interest rate that is below the market rate and those modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. Non-consumer receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs were $249 million or 0.5% and $370 million or 0.8% of our consumer receivables during the period ended
December 31, 2012 and 2011, respectively. The subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 5.8% and 3.7% of TDRs at December 31, 2012 and 2011, respectively. The outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the years ended December 31, 2012 and 2011.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or for loans where foreclosure is probable the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to consumer TDRs was $19 million and $16 million at December 31, 2012 and 2011, respectively. The allowance for credit losses related to non-consumer TDRs was de minimis during the years ended December 31, 2012 and 2011.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases on our balance sheet consists primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net Investment in Operating Leases

The net investment in operating leases was as follows (in millions):

	December 31, 2012	December 31, 2011
Automotive Sector
Vehicles, net of depreciation	$1,415	$1,356
Financial Services Sector
Vehicles and other equipment, at cost (a)	18,159	14,242
Accumulated depreciation	(3,100)	(2,720)
Allowance for credit losses	(23)	(40)
Total Financial Services sector	15,036	11,482
Total Company	$16,451	$12,838
__________

(a)
Includes Ford Credit's operating lease assets of $6.3 billion and $6.4 billion at December 31, 2012 and 2011, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Automotive Sector

Operating lease depreciation expense (which excludes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Operating lease depreciation expense	$53	$61	$297

Included in Automotive revenues are rents on operating leases. The amount contractually due for minimum rentals on operating leases is $110 million for 2013.

Financial Services Sector

Operating lease depreciation expense (which includes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Operating lease depreciation expense	$2,488	$1,799	$1,977

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases as of December 31, 2012 are as follows (in millions):

	2013	2014	2015	2016	Thereafter	Total
Minimum rentals on operating leases	$1,754	$2,012	$1,037	$223	$66	$5,092

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

We estimate credit loss reserves for notes receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the debtor. Following is an analysis of the allowance for credit losses for the years ended December 31 (in millions):

	2012	2011
Allowance for credit losses
Beginning balance	$29	$120
Charge-offs	(7)	—
Recoveries	(11)	(85)
Provision for credit losses	6	2
Other	6	(8)
Ending balance	$23	$29

Financial Services Sector

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of credit losses are attributable to Ford Credit's consumer receivables segment.

Additions to the allowance for credit losses are made by recording charges to Provision for credit and insurance losses on the sector income statement. The uncollectible portion of finance receivables and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower, or lessee, the value of the collateral, recourse to guarantors, and other factors. In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer

We estimate the allowance for credit losses on our consumer receivables and on our investments in operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity - expected difference between the amount of money a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES (Continued)

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables or average end-of-period investment in operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each class and multiplied by the end-of-period balances for that given class.

The loss emergence period ("LEP") is a key assumption within our models and represents the average amount of time between when a loss event first occurs and when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged-off such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

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

Non-Consumer

We estimate the allowance for credit losses for non-consumer receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

Collective Allowance for Credit Losses. We estimate an allowance for non-consumer receivables that are not specifically identified as impaired using a LTR model for each financing product based on historical experience. This LTR is an average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

Specific Allowance for Impaired Receivables. The dealer financing is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The loans are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions):

	2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$457	$44	$501	$40	$541
Charge-offs	(316)	(8)	(324)	(47)	(371)
Recoveries	171	12	183	49	232
Provision for credit losses	45	(19)	26	(19)	7
Other (a)	3	—	3	—	3
Ending balance	$360	$29	$389	$23	$412

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$341	$27	$368	$23	$391
Specific impairment allowance	19	2	21	—	21
Ending balance	$360	$29	$389	$23	$412

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,991	$27,699	$75,690	$15,059
Specifically evaluated for impairment	422	47	469	—
Recorded investment (b)	$48,413	$27,746	$76,159	$15,059

Ending balance, net of allowance for credit losses	$48,053	$27,717	$75,770	$15,036
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

	2011
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$707	$70	$777	$87	$864
Charge-offs	(405)	(11)	(416)	(89)	(505)
Recoveries	207	7	214	86	300
Provision for credit losses	(51)	(22)	(73)	(44)	(117)
Other (a)	(1)	—	(1)	—	(1)
Ending balance	$457	$44	$501	$40	$541

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$441	$36	$477	$40	$517
Specific impairment allowance	16	8	24	—	24
Ending balance	$457	$44	$501	$40	$541

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,369	$26,016	$73,385	$11,522
Specifically evaluated for impairment	382	64	446	—
Recorded investment (b)	$47,751	$26,080	$73,831	$11,522

Ending balance, net of allowance for credit losses	$47,294	$26,036	$73,330	$11,482
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 18% and 17% of total inventories at December 31, 2012 and 2011, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories were as follows (in millions):

	December 31, 2012	December 31, 2011
Raw materials, work-in-process, and supplies	$3,697	$2,847
Finished products	4,614	3,982
Total inventories under FIFO	8,311	6,829
Less: LIFO adjustment	(949)	(928)
Total inventories	$7,362	$5,901

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

The following table reflects our ownership percentages and carrying value of equity method investments (in millions, except percentages):

	Ownership Percentage	Investment Balance
Automotive Sector	December 31, 2012	December 31, 2012	December 31, 2011
Changan Ford Automobile Corporation, Ltd ("CAF") (a)	50.0%	$990	$—
Changan Ford Mazda Automobile Corporation, Ltd ("CFMA") (a)	—	—	468
Jiangling Motors Corporation, Ltd	30.0	419	373
AutoAlliance International, Inc ("AAI") (a)	—	—	372
Ford Otomotiv Sanayi Anonim Sirketi ("Ford Otosan")	41.0	394	369
AutoAlliance (Thailand) Co., Ltd.	50.0	391	367
FordSollers Netherlands B.V. ("FordSollers") (a)	50.0	407	361
Getrag Ford Transmissions GmbH ("GFT")	50.0	242	229
Ford Romania S.A. ("Ford Romania") (b)	100.0	63	92
Tenedora Nemak, S.A. de C.V.	6.8	73	68
Changan Ford Mazda Engine Company, Ltd.	25.0	50	33
DealerDirect LLC	97.7	25	18
OEConnection LLC	50.0	20	13
Percepta, LLC	45.0	9	7
Blue Diamond Truck, S. de R.L. de C.V.	25.0	11	7
Ford Performance Vehicles Pty Ltd.	49.0	5	6
Blue Diamond Parts, LLC	25.0	4	4
Automotive Fuel Cell Cooperation Corporation	30.0	5	4
Other	Various	4	6
Total Automotive sector		3,112	2,797
Financial Services Sector
Forso Nordic AB	50.0	71	71
FFS Finance South Africa (Pty) Limited	50.0	39	43
RouteOne LLC	30.0	20	15
CNF-Administradora de Consorcio Nacional Ltda.	33.3	4	10
Total Financial Services sector		134	139
Total Company		$3,246	$2,936
__________

(a)	See Note 25 for additional information.

(b)
Although we manage the day-to-day operations for Ford Romania, through December 31, 2012 the Romanian government contractually maintained the ability to influence key decisions regarding the business, including implementation of the business plan, employment levels, and capital expenditure and investment levels. As a result, we did not consolidate our investment in Ford Romania as of year-end 2012.

We received $610 million, $316 million, and $337 million of dividends from these affiliated companies for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of December 31, 2012 or December 31, 2011. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically-significant activities of the joint venture.

We also have suppliers that are VIEs of which we are not the primary beneficiary. Although we have provided certain suppliers guarantees and other financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	December 31, 2012	December 31, 2011	Change in Maximum Exposure
Investments	$242	$229	$13
Guarantees and other supplier arrangements	5	6	(1)
Total maximum exposure	$247	$235	$12

Financial Services Sector

VIEs of Which We are the Primary Beneficiary

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail - consumer credit risk and pre-payment risk

•	Wholesale - dealer credit risk

•	Net investments in operating lease - vehicle residual value risk, consumer credit risk, and pre-payment risk

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  VARIABLE INTEREST ENTITIES (Continued)

As a residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and are exposed to interest rate risk in some transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollaterization of the assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at December 31, 2012 and 2011, respectively, and ranged from $0 to $373 million during 2012 and $0 to $490 million during 2011. In addition, while not contractually required, we may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program ("FCAR").

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

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.2	$27.0	$23.2
Wholesale	0.3	20.5	12.8
Total finance receivables	2.5	47.5	36.0
Net investment in operating leases	0.4	6.3	4.2
Total (a)	$2.9	$53.8	$40.2
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank ("ECB") open market operations program. This external funding of $145 million at December 31, 2012 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  VARIABLE INTEREST ENTITIES (Continued)

Interest expense on securitization debt related to consolidated VIEs was $760 million, $994 million, and $1,247 million in 2012, 2011, and 2010, respectively.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 18 for additional information regarding the accounting for derivatives.

Our exposures based on the fair value of derivative instruments with external counterparties related to consolidated VIEs that support our securitization transactions were as follows (in millions):

	December 31, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$4	$134	$157	$97
Derivatives related to the VIEs	74	63	81	63
Total exposures related to the VIEs	$78	$197	$238	$160

Derivative expense/(income) related to consolidated VIEs that support Ford Credit's securitization programs for the years ended December 31 was as follows (in millions):

	2012	2011	2010
VIEs	$227	$31	$225
Related to the VIEs	(5)	11	(73)
Total derivative expense/(income) related to the VIEs	$222	$42	$152

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $71 million at December 31, 2012 and 2011, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  NET PROPERTY AND LEASE COMMITMENTS

Net Property

Net property includes land, buildings and land improvements, machinery and equipment, special tools, and other assets that we use in our normal operations.  These assets are recorded at cost, net of accumulated depreciation and impairments.  We capitalize new assets when we expect to use the asset for more than one year.  Routine maintenance and repair costs are expensed when incurred.

Property and equipment are depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, 3 years for software (8 years for mainframe and client based software), 30 years for land improvements, and 36 years for buildings.  Special tools generally are amortized over the expected life of a product program using a straight-line method.  If the expected production volumes for major product programs associated with the tools decline significantly, we accelerate the amortization reflecting the rate of decline.

Net property was as follows (in millions):

Automotive Sector	December 31, 2012	December 31, 2011
Land	$423	$384
Buildings and land improvements	10,249	10,129
Machinery, equipment and other	35,040	34,363
Software	1,813	1,917
Construction in progress	1,783	1,311
Total land, plant and equipment and other	49,308	48,104
Accumulated depreciation	(32,835)	(32,874)
Net land, plant and equipment and other	16,473	15,230
Special tools, net of amortization	8,340	6,999
Total Automotive sector	24,813	22,229
Financial Services sector (a)	129	142
Total Company	$24,942	$22,371
__________

(a)	Included in Financial Services other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2012	2011	2010
Depreciation and other amortization	$1,794	$1,759	$1,956
Amortization of special tools	1,861	1,774	1,920
Total	$3,655	$3,533	$3,876

Maintenance and rearrangement	$1,352	$1,431	$1,397

Conditional Asset Retirement Obligations

We accrue for costs related to legal obligations to perform certain activities in connection with the retirement, abandonment, or disposal of our assets for which the fair value can be reasonably estimated.  These conditional asset retirement obligations relate to the estimated costs for asbestos abatement and removal of polychlorinated biphenyl ("PCB").

Asbestos abatement costs were estimated using site-specific surveys where available and a per/square foot estimate where surveys were unavailable. PCB removal costs were based on historical removal costs per transformer and applied to transformers identified by a PCB transformer global survey we conducted.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

The liability for our conditional asset retirement obligations which are recorded in Accrued liabilities and deferred revenue was as follows (in millions):

	December 31, 2012	December 31, 2011
Beginning balance	$266	$331
Liabilities settled	(8)	(6)
Revisions to estimates	9	(59)
Ending balance	$267	$266

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Automotive sector	$217	$189	$144	$98	$74	$172	$894
Financial Services sector	52	41	34	31	22	24	204
Total Company	$269	$230	$178	$129	$96	$196	$1,098

Operating lease expense for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Automotive sector	$404	$416	$475
Financial Services sector	106	124	136
Total Company	$510	$540	$611

NOTE 14.  NET INTANGIBLE ASSETS

Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology, and each is amortized over its determinable life.

The components of net intangible assets were as follows (in millions):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Automotive Sector
License and advertising agreements	$118	$(54)	$64	$118	$(47)	$71
Land rights	23	(8)	15	23	(8)	15
Patents	27	(20)	7	26	(17)	9
Other	11	(10)	1	27	(22)	5
Total Automotive sector	$179	$(92)	$87	$194	$(94)	$100

Amortization periods primarily range from 5 years to 25 years for our license and advertising agreements, from
40 years to 50 years for our land rights, and primarily from 7 years to 17 years for our patents. Our other intangibles (primarily customer contracts and technology) have various amortization periods.

Pre-tax amortization expense for the periods ending December 31 was as follows (in millions):

	2012	2011	2010
Pre-tax amortization expense	$10	$12	$97

Amortization for current intangible assets is forecasted to be approximately $10 million in 2013 and each year thereafter.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	December 31, 2012	December 31, 2011
Automotive Sector
Current
Dealer and customer allowances and claims	$6,779	$6,694
Deferred revenue	2,796	2,216
Employee benefit plans	1,504	1,552
Accrued interest	277	253
Other postretirement employee benefits ("OPEB")	409	439
Pension	387	388
Other	3,206	3,461
Total Automotive accrued liabilities and deferred revenue	15,358	15,003
Non-current
Pension	18,400	15,091
OPEB	6,398	6,152
Dealer and customer allowances and claims	2,036	2,179
Deferred revenue	1,893	1,739
Employee benefit plans	767	709
Other	1,055	1,040
Total Automotive other liabilities	30,549	26,910
Total Automotive sector	45,907	41,913
Financial Services Sector	3,500	3,457
Total sectors	49,407	45,370
Intersector elimination (a)	—	(1)
Total Company	$49,407	$45,369
__________

(a)	Accrued interest related to Ford's acquisition of Ford Credit debt securities. See Note 17 for additional details.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS

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

The net periodic benefit costs associated with the Company's defined benefit pension plans are determined using assumptions regarding the benefit obligation and the market-related value of plan assets as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. The market-related value recognizes changes in the fair value of plan assets in a systematic manner over five years. Net periodic benefit costs are recorded in Automotive cost of sales and Selling, administrative, and other expenses. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss) and generally are amortized as a component of net periodic cost over the remaining service period of our active employees. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required. In general, our plans are funded, with the main exceptions being certain plans in Germany, and U.S. defined benefit plans for senior management. In such cases, an unfunded liability is recorded.

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

On April 27, 2012, we announced a program to offer voluntary lump-sum pension payout options to eligible salaried U.S. retirees and former salaried employees that, if accepted, would settle our obligation to them. The program provides participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Offers to eligible participants began in August 2012 and will continue through 2013. In 2012, as part of this voluntary lump sum program, the Company settled $1.2 billion of its pension obligations for salaried retirees.

The expense for our worldwide defined contribution plans was $167 million, $131 million, and $123 million in 2012, 2011, and 2010, respectively.  This includes the expense for company matching contributions to our primary employee savings plan in the United States of $70 million, $54 million, and $52 million in 2012, 2011, and 2010, respectively.

OPEB.  We, and certain of our subsidiaries, sponsor plans to provide OPEB for retired employees, primarily certain health care and life insurance benefits. The Ford Salaried Health Care Plan (the "Plan") provides retiree health care benefits for Ford salaried employees in the United States hired before June 1, 2001.  U.S. salaried employees hired on or after June 1, 2001 are covered by a separate plan that provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits.  The Plan also covers Ford hourly non-UAW represented employees in the United States hired before November 19, 2007.  U.S. hourly employees hired on or after November 19, 2007 are eligible to participate in a separate health care plan that provides defined contributions made by Ford to individual participant accounts. UAW-represented employees hired before November 19, 2007 are covered by the UAW Retiree Medical Benefits Trust (the "UAW VEBA Trust"), an independent, non-Ford sponsored voluntary employee beneficiary association trust. Company-paid postretirement life insurance benefits also are provided to U.S. salaried employees hired before January 1, 2004 and all U.S. hourly employees.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Effective August 1, 2008, the Company-paid retiree basic life insurance benefits were capped at $25,000 for eligible existing and future salaried retirees.  Salaried employees hired on or after January 1, 2004 are not eligible for retiree basic life insurance.

Benefit Plans – Expense and Status

The measurement date for all of our worldwide postretirement benefit plans is December 31. The pre-tax expense for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$521	$467	$376	$372	$327	$314	$67	$63	$54
Interest cost	2,208	2,374	2,530	1,189	1,227	1,249	290	327	338
Expected return on assets	(2,873)	(3,028)	(3,172)	(1,340)	(1,404)	(1,337)	—	—	—
Amortization of
Prior service costs/(credits)	220	343	370	72	72	75	(545)	(612)	(617)
(Gains)/Losses	425	194	20	412	301	218	129	94	92
Separation programs/other	7	1	(2)	162	170	54	2	10	5
(Gains)/Losses from curtailments and settlements	250	—	—	—	111	—	(11)	(26)	(30)
Net expense/(income)	$758	$351	$122	$867	$804	$573	$(68)	$(144)	$(158)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at January 1	$48,816	$46,647	$25,163	$23,385	$6,593	$6,423
Service cost	521	467	372	327	67	63
Interest cost	2,208	2,374	1,189	1,227	290	327
Amendments	(39)	5	222	38	(156)	(62)
Separation programs and other	(40)	(52)	202	196	3	10
Curtailments	—	—	—	—	—	(50)
Settlements	(1,123)	—	—	(152)	—	—
Plan participant contributions	27	23	36	46	29	29
Benefits paid	(3,427)	(3,534)	(1,420)	(1,373)	(454)	(473)
Foreign exchange translation	—	—	803	(441)	47	(62)
Divestiture	—	—	—	—	—	—
Actuarial (gain)/loss	5,182	2,886	4,135	1,910	391	388
Benefit obligation at December 31	$52,125	$48,816	$30,702	$25,163	$6,810	$6,593
Change in Plan Assets
Fair value of plan assets at January 1	$39,414	$39,960	$19,198	$18,615	$—	$—
Actual return on plan assets	5,455	2,887	1,637	934	—	—
Company contributions	2,134	132	1,629	1,403	—	—
Plan participant contributions	27	23	36	46	—	—
Benefits paid	(3,427)	(3,534)	(1,420)	(1,373)	—	—
Settlements	(1,123)	—	—	(152)	—	—
Foreign exchange translation	—	—	641	(267)	—	—
Divestiture	—	—	—	—	—	—
Other	(85)	(54)	(8)	(8)	—	—
Fair value of plan assets at December 31	$42,395	$39,414	$21,713	$19,198	$—	$—

Funded status at December 31	$(9,730)	$(9,402)	$(8,989)	$(5,965)	$(6,810)	$(6,593)

Amounts Recognized on the Balance Sheet
Prepaid assets	$—	$—	$85	$114	$—	$—
Accrued liabilities	(9,730)	(9,402)	(9,074)	(6,079)	(6,810)	(6,593)
Total	$(9,730)	$(9,402)	$(8,989)	$(5,965)	$(6,810)	$(6,593)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$938	$1,197	$487	$323	$(1,263)	$(1,648)
Unamortized net (gains)/losses	11,349	9,394	11,375	7,612	2,594	2,305
Total	$12,287	$10,591	$11,862	$7,935	$1,331	$657
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$50,821	$47,555	$21,653	$18,138
Fair value of plan assets	42,395	39,414	14,625	13,207

Accumulated Benefit Obligation at December 31	$50,821	$47,555	$28,136	$23,524

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$52,125	$48,816	$29,984	$24,184
Fair value of plan assets	42,395	39,414	20,910	18,105

Projected Benefit Obligation at December 31	$52,125	$48,816	$30,702	$25,163

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

As a result of various personnel-reduction programs (discussed in Note 23), we have recognized curtailments in the U.S. and Canadian OPEB plans.

In 2011, we recognized a settlement loss of $109 million associated with the partial settlement of a Belgium pension plan.

In 2012, we changed our accounting policy for recognizing unamortized gains or losses upon the settlement of plan obligations. We now recognize a proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Prior to 2012, we recognized a proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeded both interest and service cost for the affected plan. The Company believes this change in accounting principle is preferable as it results in the earlier recognition of unamortized gains and losses that previously had been deferred and recognized over time.

An incremental settlement loss of $250 million related to the U.S. salaried lump sum program has been recognized during 2012 as a result of this change with a corresponding balance sheet reduction in Accumulated other comprehensive income/(loss). This accounting change does not impact financial results in prior periods.

The financial impact of the curtailments and settlements is reflected in the tables above and the expense is recorded in Automotive cost of sales and Selling, administrative, and other expenses.

The following table summarizes the assumptions used to determine benefit obligation and expense:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2012	2011	2012	2011	2012	2011
Weighted Average Assumptions at December 31
Discount rate	3.84%	4.64%	3.92%	4.84%	3.80%	4.60%
Expected long-term rate of return on assets	7.38	7.50	6.74	6.77	—	—
Average rate of increase in compensation	3.80	3.80	3.41	3.39	3.80	3.80
Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate	4.64%	5.24%	4.84%	5.31%	4.60%	5.20%
Expected long-term rate of return on assets	7.50	8.00	6.77	7.20	—	—
Average rate of increase in compensation	3.80	3.80	3.39	3.34	3.80	3.80

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during 2013 are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$174	$68	$(286)	$(44)
(Gains)/Losses	778	707	160	1,645

Pension Plan Contributions

In 2012, we contributed $3.4 billion to our worldwide funded pension plans (including $2 billion in discretionary contributions to our U.S. plans) and made $400 million of benefit payments to participants in unfunded plans.  During 2013, we expect to contribute about $5 billion from Automotive cash and cash equivalents to our worldwide funded plans (including discretionary contributions of about $3.4 billion largely to our U.S. plans), and to make $400 million of benefit payments to participants in unfunded plans, for a total of about $5.4 billion.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2013.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2013	$5,940	$1,370	$440
2014	3,320	1,350	400
2015	3,250	1,380	390
2016	3,200	1,410	390
2017	3,160	1,450	380
2018 - 2022	15,330	7,690	1,890

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities and to ensure assets are sufficient to pay plan benefits. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in 2011 we adopted a broad global pension de-risking strategy, including a revised U.S. investment strategy which increases the matching characteristics of our assets relative to our liabilities. Our U.S. target asset allocations, which we expect to reach over the next several years as the plans achieve full funding, are 80% fixed income and 20% growth assets (primarily alternative investments, which include hedge funds, real estate, private equity, and public equity). Our largest non-U.S. plans (Ford U.K. and Ford Canada) have similar investment objectives to the U.S. plans. We expect to reach target asset allocations similar to the new U.S. target asset allocations over the next several years, subject to legal requirements in each country.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset - liability matching, asset diversification, and hedging.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension liabilities. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the liabilities.  Our rebalancing policies ensure actual allocations are in line with target allocations as appropriate.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

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

At year-end 2012, within the total fair value of our assets in major worldwide plans, we held less than 2% of fixed income investments in the obligations of Greece, Ireland, Italy, Portugal, and Spain. Also at year-end 2012, we held less than 2% in Ford securities.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2012 is 7.38% for the U.S. plans, 7.25% for the U.K. plans, and 6.75% for the Canadian plans, and averages 6.74% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2012, our actual 10-year annual rate of return on pension plan assets was 11.1% for the U.S. plans, 8.7% for the U.K. plans, and 6.4% for the Canadian plans.  At December 31, 2011, our actual 10-year annual rate of return on pension plan assets was 8.6% for the U.S. plans, 6.0% for the U.K. plans, and 4.6% for the Canadian plans.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily fixed income and equity securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Fixed income and equity securities may each be combined into commingled fund investments.  Commingled funds are valued to reflect the pension fund's interest in the fund based on the reported year-end net asset value ("NAV").  Alternative investments are valued based on year-end reported NAV, with adjustments as appropriate for lagged reporting of 1 month - 6 months.

Fixed Income - Government and Agency Debt Securities and Corporate Debt Securities.  U.S. government and government agency obligations, non-U.S. government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, floating rate notes, and preferred securities are valued based on quotes received from independent pricing services or from dealers who make markets in such securities.  Pricing services utilize matrix pricing, which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of yield and credit spread assumptions.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

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

Alternative Assets.  Hedge funds generally hold liquid and readily priced securities, such as public equities in long/short funds, exchange-traded derivatives in macro/commodity trading advisor funds, and corporate bonds in credit relative value funds.  Since hedge funds do not have readily available market quotations, they are valued using the NAV provided by the investment sponsor or third party administrator.  Hedge fund assets typically are categorized as Level 3 in the fair value hierarchy due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term. Valuations may be lagged 1 month - 3 months.  For 2012 and 2011, we made adjustments of $33 million, and $(10) million, respectively, to adjust for hedge fund lagged valuations.

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. Private equity and real estate funds do not have readily available market quotations, and therefore are valued using the NAV provided by the investment sponsor or third party administrator.  These assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1 month - 6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2012 and 2011, we made adjustments of $56 million and $6 million, respectively, to adjust for private equity lagged valuations. For 2012 and 2011, we made adjustments of $24 million and $13 million, respectively, to adjust for real estate lagged valuations.

The Ford Germany defined benefit plan is funded through a group insurance contract and exists in a pooled structure with other policy holders.  The contract value represents the value of the underlying assets held by the insurance company (primarily bonds) at the guaranteed rate of return.  The adjustment to fair value to recognize contractual returns is a significant unobservable input; therefore the contract is Level 3.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $274 million and $84 million for U.S. and non-U.S. plans, respectively) by asset category was as follows (in millions):

U.S. Plans	December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$7,544	$48	$15	$7,607
International companies	4,971	133	3	5,107
Derivative financial instruments (a)	—	—	—	—
Total equity	12,515	181	18	12,714
Fixed Income
U.S. government	2,523	—	—	2,523
U.S. government-sponsored enterprises (b)	—	3,236	3	3,239
Non-U.S. government	—	2,884	32	2,916
Corporate bonds (c)
Investment grade	—	10,581	80	10,661
High yield	—	1,386	14	1,400
Other credit	—	28	50	78
Mortgage/other asset-backed	—	1,183	115	1,298
Commingled funds	—	477	—	477
Derivative financial instruments (a)
Interest rate contracts	(31)	15	—	(16)
Credit contracts	—	2	—	2
Other contracts	—	(122)	—	(122)
Total fixed income	2,492	19,670	294	22,456
Alternatives
Hedge funds (d)	—	—	3,121	3,121
Private equity (e)	—	—	2,412	2,412
Real estate (f)	—	—	457	457
Total alternatives	—	—	5,990	5,990
Cash and cash equivalents (g)	—	1,844	57	1,901
Other (h)	(681)	15	—	(666)
Total assets at fair value	$14,326	$21,710	$6,359	$42,395
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises ("GSEs").

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

(d)
Funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2012:  global macro (39%), event-driven (21%), equity long/short (17%), relative value (13%), and multi-strategy (10%).

(e)
Diversified investments in private equity funds with the following strategies:  buyout (60%), venture capital (25%), mezzanine/distressed (8%), and other (7%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2012 holdings.

(f)	Investment in private property funds broadly classified as core (54%), value-added and opportunistic (46%).

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)	Primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$3,221	$223	$—	$3,444
International companies	3,424	188	1	3,613
Derivative financial instruments (a)	—	—	—	—
Total equity	6,645	411	1	7,057
Fixed Income
U.S. government	99	—	—	99
U.S. government-sponsored enterprises (b)	—	6	—	6
Non-U.S. government	—	5,841	41	5,882
Corporate bonds (c)
Investment grade	—	1,147	22	1,169
High yield	—	268	1	269
Other credit	—	13	6	19
Mortgage/other asset-backed	—	168	28	196
Commingled funds	—	504	—	504
Derivative financial instruments (a)
Interest rate contracts	—	4	(1)	3
Credit contracts	—	(1)	—	(1)
Other contracts	—	—	—	—
Total fixed income	99	7,950	97	8,146
Alternatives
Hedge funds (d)	—	—	1,142	1,142
Private equity (e)	—	—	236	236
Real estate (f)	—	1	329	330
Total alternatives	—	1	1,707	1,708
Cash and cash equivalents (g)	—	867	—	867
Other (h)	(751)	16	4,670	3,935
Total assets at fair value	$5,993	$9,245	$6,475	$21,713
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by GSEs.

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

(d)
Funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2012, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  event-driven (36%), equity long/short (26%), multi-strategy (14%), global macro (13%) and relative value (11%).

(e)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)	Investment in private property funds broadly classified as core (31%), value-added and opportunistic (69%). Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.

(h)
Primarily Ford-Werke GmbH ("Ford-Werke") plan assets (insurance contract valued at $3,609 million) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $291 million and $78 million for U.S. and non-U.S. plans, respectively) by asset category was as follows (in millions):

U.S. Plans	December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$7,331	$44	$12	$7,387
International companies	5,565	32	3	5,600
Commingled funds	—	244	3	247
Derivative financial instruments (a)	—	—	—	—
Total equity	12,896	320	18	13,234
Fixed Income
U.S. government	4,084	—	—	4,084
U.S. government-sponsored enterprises (b)	—	4,581	7	4,588
Non-U.S. government	—	1,375	169	1,544
Corporate bonds (c)
Investment grade	—	9,061	33	9,094
High yield	—	1,280	11	1,291
Other credit	—	17	18	35
Mortgage/other asset-backed	—	1,348	54	1,402
Commingled funds	—	258	—	258
Derivative financial instruments (a)
Interest rate contracts	13	28	(3)	38
Credit contracts	—	(8)	—	(8)
Other contracts	—	(265)	9	(256)
Total fixed income	4,097	17,675	298	22,070
Alternatives
Hedge funds (d)	—	—	2,968	2,968
Private equity (e)	—	—	2,085	2,085
Real estate (f)	—	—	362	362
Total alternatives	—	—	5,415	5,415
Cash and cash equivalents (g)	—	1,477	1	1,478
Other (h)	(2,798)	18	(3)	(2,783)
Total assets at fair value	$14,195	$19,490	$5,729	$39,414
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by GSEs.

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

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

(f)	Investment in private property funds broadly classified as core (64%), value-added and opportunistic (36%).

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)	Primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,596	$181	$—	$2,777
International companies	2,906	154	1	3,061
Derivative financial instruments (a)	—	—	—	—
Total equity	5,502	335	1	5,838
Fixed Income
U.S. government	33	—	—	33
U.S. government-sponsored enterprises (b)	—	16	—	16
Non-U.S. government	2	5,805	122	5,929
Corporate bonds (c)
Investment grade	—	975	11	986
High yield	—	271	—	271
Other credit	—	15	—	15
Mortgage/other asset-backed	—	189	6	195
Commingled funds	—	415	—	415
Derivative financial instruments (a)
Interest rate contracts	—	(15)	(6)	(21)
Credit contracts	—	(1)	—	(1)
Other contracts	—	(1)	—	(1)
Total fixed income	35	7,669	133	7,837
Alternatives
Hedge funds (d)	—	—	1,053	1,053
Private equity (e)	—	—	123	123
Real estate (f)	—	1	160	161
Total alternatives	—	1	1,336	1,337
Cash and cash equivalents (g)	—	370	—	370
Other (h)	(554)	12	4,358	3,816
Total assets at fair value	$4,983	$8,387	$5,828	$19,198
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by GSEs.

(c)	"Investment grade" bonds are those rated Baa3/BBB or higher by at least two rating agencies; "High yield" bonds are those rated below investment grade; "Other credit" refers to non-rated bonds.

(d)
Funds investing in diversified portfolio of underlying hedge funds (commingled fund of funds).  At December 31, 2011, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  event-driven (30%), equity long/short (27%), global macro (14%), multi-strategy (14%), relative value (11%), and cash (4%).

(e)	Investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)	Investment in private property funds broadly classified as core (13%), value-added and opportunistic (87%). Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers.

(h)	Primarily Ford-Werke plan assets (insurance contract valued at $3,406 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2012 (in millions):

U.S. Plans	2012
		Return on plan assets			Transfers
	Fair Value at January 1, 2012	Attributable to Assets Held at December 31, 2012	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2012
Asset Category
Equity
U.S. companies	$15	$—	$—	$—	$—	$—	$15
International companies	3	—	3	(3)	1	(1)	3
Derivative financial instruments	—	—	—	—	—	—	—
Total equity	18	—	3	(3)	1	(1)	18
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	8	—	—	(5)	—	—	3
Non-U.S. government	169	2	5	(137)	5	(12)	32
Corporate bonds
Investment grade	33	5	(4)	14	42	(10)	80
High yield	11	1	1	4	1	(4)	14
Other credit	17	5	—	28	—	—	50
Mortgage/other asset-backed	54	1	3	43	21	(7)	115
Derivative financial instruments
Interest rate contracts	(3)	—	5	(2)	—	—	—
Credit contracts	—	—	—	—	—	—	—
Other contracts	9	(3)	(14)	12	—	(4)	—
Total fixed income	298	11	(4)	(43)	69	(37)	294
Alternatives
Hedge funds	2,968	189	(6)	(30)	—	—	3,121
Private equity	2,085	201	—	126	—	—	2,412
Real estate	362	31	1	63	—	—	457
Total alternatives	5,415	421	(5)	159	—	—	5,990
Other	(2)	2	—	67	—	(10)	57
Total Level 3 fair value	$5,729	$434	$(6)	$180	$70	$(48)	$6,359

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2012
		Return on plan assets			Transfers
	Fair Value at January 1, 2012	Attributable to Assets Held at December 31, 2012	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2012
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—	$—
International companies	1	—	—	—	—	—	1
Total equity	1	—	—	—	—	—	1
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—	—
Non-U.S. government	122	1	9	(31)	—	(60)	41
Corporate bonds
Investment grade	11	1	1	4	5	—	22
High yield	—	—	—	1	—	—	1
Other credit	—	—	—	6	—	—	6
Mortgage/other asset-backed	6	—	—	14	8	—	28
Commingled funds	—	—	—	—	—	—	—
Derivative financial instruments	(6)	—	(3)	—	8	—	(1)
Total fixed income	133	2	7	(6)	21	(60)	97
Alternatives
Hedge funds	1,053	79	10	—	—	—	1,142
Private equity	123	14	—	99	—	—	236
Real estate	160	4	(1)	166	—	—	329
Total alternatives	1,336	97	9	265	—	—	1,707
Other (a)	4,358	312	—	—	—	—	4,670
Total Level 3 fair value	$5,828	$411	$16	$259	$21	$(60)	$6,475
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3,609 million).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2011 (in millions):

U.S. Plans	2011
		Return on plan assets			Transfers
	Fair Value at January 1, 2011	Attributable to Assets Held at December 31, 2011	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2011
Asset Category
Equity
U.S. companies	$16	$(1)	$—	$—	$—	$—	$15
International companies	6	—	(1)	(1)	—	(1)	3
Derivative financial instruments	—	—	—	—	—	—	—
Total equity	22	(1)	(1)	(1)	—	(1)	18
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	14	—	—	(5)	—	(1)	8
Non-U.S. government	280	(2)	(3)	(86)	13	(33)	169
Corporate bonds
Investment grade	28	4	2	18	3	(22)	33
High yield	2	(1)	—	8	3	(1)	11
Other credit	50	(1)	—	(32)	—	—	17
Mortgage/other asset-backed	125	(3)	1	(38)	4	(35)	54
Derivative financial instruments
Interest rate contracts	(2)	—	(1)	—	—	—	(3)
Credit contracts	—	—	—	—	—	—	—
Other contracts	—	25	(8)	(8)	—	—	9
Total fixed income	497	22	(9)	(143)	23	(92)	298
Alternatives
Hedge funds	2,854	10	(22)	126	—	—	2,968
Private equity	1,491	244	—	350	—	—	2,085
Real estate	120	39	—	203	—	—	362
Total alternatives	4,465	293	(22)	679	—	—	5,415
Other	(3)	—	—	1	—	—	(2)
Total Level 3 fair value	$4,981	$314	$(32)	$536	$23	$(93)	$5,729

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  RETIREMENT BENEFITS (Continued)

Non-U.S. Plans	2011
		Return on plan assets			Transfers
	Fair Value at January 1, 2011	Attributable to Assets Held at December 31, 2011	Attributable to Assets Sold	Net Purchases/ (Settlements)	Into Level 3	Out of Level 3	Fair Value at December 31, 2011
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—	$—
International companies	10	—	—	(5)	1	(5)	1
Commingled funds	—	—	—	—	—	—	—
Total equity	10	—	—	(5)	1	(5)	1
Fixed Income
U.S. government	—	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—	—
Non-U.S. government	103	(6)	1	28	—	(4)	122
Corporate bonds
Investment grade	15	(1)	1	(7)	3	—	11
High yield	20	—	—	(10)	—	(10)	—
Other credit	—	—	—	—	—	—	—
Mortgage/other asset-backed	34	—	1	(24)	1	(6)	6
Commingled funds	8	—	—	(8)	—	—	—
Derivative financial instruments	—	—	(2)	(4)	—	—	(6)
Total fixed income	180	(7)	1	(25)	4	(20)	133
Alternatives
Hedge funds	711	(31)	11	362	—	—	1,053
Private equity	31	(3)	—	95	—	—	123
Real estate	11	6	—	143	—	—	160
Total alternatives	753	(28)	11	600	—	—	1,336
Other (a)	4,380	(22)	—	—	—	—	4,358
Total Level 3 fair value	$5,323	$(57)	$12	$570	$5	$(25)	$5,828
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3,406 million).

NOTE 17.  DEBT AND COMMITMENTS

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium and adjustments related to designated fair value hedges (see Note 18 for policy detail). Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other income/(expense), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DEBT AND COMMITMENTS (Continued)

The carrying value of our debt was as follows (in millions):

			Interest Rates (a)
			Average Contractual (b)		Average Effective (c)
Automotive Sector	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Debt payable within one year
Short-term with non-affiliates	$484	$559	1.5%	1.6%	1.5%	1.6%
Short-term with unconsolidated affiliates	—	18
Long-term payable within one year
U.S. Department of Energy ("DOE") Advanced Technology Vehicles Manufacturing ("ATVM") Incentive Program	591	240
Other debt	311	216
Total debt payable within one year	1,386	1,033
Long-term debt payable after one year
Public unsecured debt securities	5,420	5,260
Unamortized discount	(100)	(77)
Convertible notes	908	908
Unamortized discount	(142)	(172)
DOE ATVM Incentive Program	5,014	4,556
EIB Credit Facilities	729	698
Other debt	1,048	888
Unamortized discount	(7)	—
Total long-term debt payable after one year	12,870	12,061	4.6%	4.9%	5.1%	5.5%
Total Automotive sector	$14,256	$13,094
Fair value of Automotive sector debt (d)	$14,867	$13,451
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$5,752	$6,835
Other asset-backed short-term debt	3,762	2,987
Floating rate demand notes	4,890	4,713
Commercial paper	1,686	156
Other short-term debt	1,655	1,905
Total short-term debt	17,745	16,596	1.1%	1.4%	1.1%	1.4%
Long-term debt
Unsecured debt
Notes payable within one year	5,830	6,144
Notes payable after one year	32,503	26,167
Asset-backed debt
Notes payable within one year	13,801	16,538
Notes payable after one year	20,266	20,621
Unamortized discount	(134)	(152)
Fair value adjustments (e)	791	681
Total long-term debt	73,057	69,999	3.8%	4.3%	4.1%	4.6%
Total Financial Services sector	$90,802	$86,595
Fair value of Financial Services sector debt(d)	$94,578	$88,823
Total Automotive and Financial Services sectors	$105,058	$99,689
Intersector elimination (f)	—	(201)
Total Company	$105,058	$99,488
__________

(a)	Interest rates are presented for the fourth quarter of 2012 and the fourth quarter of 2011.

(b)	Average contractual rates reflect the stated contractual interest rate with the exception of commercial paper, which is issued at a discount.

(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

(d)
The fair value of debt includes $484 million and $326 million of Automotive sector short-term debt and $8.4 billion and $7 billion of Financial Services sector short-term debt at December 31, 2012 and 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for additional information.

(e)	Adjustments related to designated fair value hedges of unsecured debt.

(f)	Debt related to Ford's acquisition of Ford Credit debt securities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt is reported in Automotive accrued liabilities and deferred revenue and was $194 million and $205 million at December 31, 2012 and 2011, respectively. Interest accrued on Financial Services debt is reported in Financial Services other liabilities and deferred income and was $744 million and $836 million at December 31, 2012 and 2011, respectively. See Note 4 for fair value methodology.

Maturities

Debt maturities at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$160	$—	$—	$5,260	$5,420
Unamortized discount (a)	—	—	—	—	—	(100)	(100)
Convertible notes	—	—	—	883	—	25	908
Unamortized discount (a)	—	—	—	(137)	—	(5)	(142)
DOE ATVM Incentive Program	591	591	591	591	591	2,650	5,605
Short-term and other debt (b)	795	100	1,145	139	108	285	2,572
Unamortized discount (a)	(4)	(2)	(1)	—	—	—	(7)
Total Automotive debt	1,382	689	1,895	1,476	699	8,115	14,256

Financial Services Sector
Unsecured debt	14,061	4,019	8,906	4,898	6,459	8,221	46,564
Asset-backed debt	23,315	12,356	5,005	1,319	1,586	—	43,581
Unamortized (discount)/premium (a)	(1)	(76)	(19)	(15)	(15)	(8)	(134)
Fair value adjustments (a) (c)	33	25	84	43	148	458	791
Total Financial Services debt	37,408	16,324	13,976	6,245	8,178	8,671	90,802

Total Company	$38,790	$17,013	$15,871	$7,721	$8,877	$16,786	$105,058
__________

(a)	Based on contractual payment date of related debt.

(b)	Primarily non-U.S. affiliate debt and includes the EIB secured loan.

(c)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	December 31, 2012	December 31, 2011
4 7/8% Debentures due March 26, 2015	$160	$—
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a)	15	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a)	8	8
6.15% Debentures due June 3, 2030 (a)	10	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Debentures due June 10, 2043 (c)	593	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities (d)	$5,420	$5,260
__________

(a)	Unregistered industrial revenue bonds.

(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(c)	Listed on the New York Stock Exchange; this debt was redeemed as of February 4, 2013.

(d)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2012 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Convertible Notes

At December 31, 2012, we had outstanding $883 million and $25 million principal of 4.25% Senior Convertible Notes due November 15, 2016 ("2016 Convertible Notes") and December 15, 2036 ("2036 Convertible Notes"), respectively. Subject to certain limitations relating to the price of Ford Common Stock, the 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 109.8554 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $9.10 per share, representing a 22% conversion premium based on the closing price of $7.44 per share on November 3, 2009). The 2036 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 111.0495 shares per $1,000 principal amount of 2036 Convertible Notes (which is equal to a conversion price of $9.01 per share, representing a 22% conversion premium based on the closing price of $7.36 per share on December 6, 2006).

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DEBT AND COMMITMENTS (Continued)

We may terminate the conversion rights related to the 2016 Convertible Notes at any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading-day period. Also, we may redeem for cash all or a portion of the 2036 Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the 2036 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. We may terminate the conversion rights related to the 2036 Convertible Notes at any time on or after December 20, 2013 if the closing price of Ford Common Stock exceeds 140% of the then-applicable conversion price for 20 trading days during any consecutive 30-trading-day period.

Liability, equity, and if-converted components of our Convertible Notes are summarized as follows (in millions):

			Total Effective Interest Rate
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Liability component
4.25% Debentures due November 15, 2016	$768	$768	9.2%	9.2%
4.25% Debentures due November 15, 2016 (underwriter option)	115	115	8.6%	8.6%
Subtotal Convertible Debt due November 15, 2016	883	883
4.25% Debentures due December 15, 2036	25	25	10.5%	10.5%
Unamortized discount	(142)	(172)
Net carrying amount	$766	$736

Equity component of outstanding debt (a)	$(225)	$(225)
Share value in excess of principal value, if converted (b)	$384	$143
__________

(a)	Recorded in Capital in excess of par value of stock.

(b)	Based on share price of $12.95 and $10.76 as of December 31, 2012 and 2011, respectively.

We recognized interest cost on our Convertible Notes as follows (in millions):

	2012	2011	2010
Contractual interest coupon	$38	$38	$138
Amortization of discount	30	27	87
Total interest cost on Convertible Notes	$68	$65	$225

2010 Conversion Offer. In the fourth quarter of 2010, pursuant to an exchange offer we conducted, about $2 billion and $554 million principal amount of the 2016 Convertible Notes and 2036 Convertible Notes, respectively, were exchanged for an aggregate of 274,385,596 shares of Ford Common Stock, $534 million in cash ($215 in cash per $1,000 principal amount and $190 in cash per $1,000 principal amount of 2016 Convertible Notes and 2036 Convertible Notes exchanged, respectively) and the applicable accrued and unpaid interest on such 2016 Convertible Notes and 2036 Convertible Notes. As a result of the conversion, we recorded a pre-tax loss of $962 million, net of unamortized discounts, premiums, and fees, in Automotive interest income and other income/(expense), net.
DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank ("FFB") to enter into the Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans. In August 2012, the Facility was fully drawn with $5.9 billion outstanding after we had drawn the remaining $137 million of available funds. We began repayment in September 2012, and at December 31, 2012 an aggregate of $5.6 billion was outstanding. The proceeds of the ATVM loan have been used to finance certain costs for fuel efficient, advanced technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum).

The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DEBT AND COMMITMENTS (Continued)

EIB Credit Facility

On July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million (equivalent to $729 million at December 31, 2012) with the EIB. Proceeds of loans drawn under the facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and related upgrades to an engine manufacturing plant. The facility was fully drawn in the third quarter of 2010, and Ford of Britain had outstanding $729 million of loans at December 31, 2012. The loans are five-year, non-amortizing loans secured by a guarantee from the U.K. government for 80% of the outstanding principal amount and cash collateral from Ford of Britain equal to approximately 20% of the outstanding principal amount, and bear interest at a fixed rate of 3.9% per annum excluding a commitment fee of 0.30% to the U.K. government. Ford of Britain has pledged substantially all of its fixed assets, receivables and inventory to the U.K. government as collateral, and we have guaranteed Ford of Britain's obligations to the U.K. government related to the government's guarantee.

Automotive Credit Facilities
Lenders under our Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended (the "Credit Agreement"), have commitments totaling $9.3 billion, in a revolving facility that will mature on November 30, 2015, and commitments totaling an additional $307 million in a revolving facility that will mature on November 30, 2013. Our Credit Agreement is free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. The Credit Agreement contains a liquidity covenant that requires us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities and/or availability under the revolving credit facilities. On May 22, 2012, the collateral securing our Credit Agreement was automatically released upon our senior, unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings, the guarantees of certain subsidiaries will be reinstated.

At December 31, 2012, the utilized portion of the revolving credit facilities was $93 million, representing amounts utilized as letters of credit. Less than 1% of the commitments in the revolving credit facilities are from financial institutions that are based in Greece, Ireland, Italy, Portugal, and Spain.

At December 31, 2012, we had $901 million of local credit facilities to foreign Automotive affiliates, of which $140 million has been utilized. Of the $901 million of committed credit facilities, $345 million expires in 2013, $196 million expires in 2014, $318 million expires in 2015, and $42 million thereafter.

Financial Services Sector

Debt Repurchases and Calls

From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity, and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

2012 Debt Repurchases. Through market transactions, we repurchased and called an aggregate principal amount of $628 million (including $43 million maturing in 2012) of our unsecured and asset backed debt. As a result, we recorded a pre-tax loss of $14 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net in 2012.

2011 Debt Repurchases. Through market transactions, we repurchased and called an aggregate principal amount of $2.3 billion (including $268 million maturing in 2011) of our unsecured debt. As a result, we recorded a pre-tax loss of $68 million, net of unamortized premiums, discounts and fees in Financial Services other income/(loss), net in 2011. There were no repurchase or call transactions for asset-backed debt during 2011.

2010 Debt Repurchases. Through market transactions, we repurchased and called an aggregate principal amount of $5.6 billion (including $683 million maturing in 2010) of its unsecured debt and asset-backed debt. As a result, we recorded a pre-tax loss of $139 million, net of unamortized premiums and discounts, in Financial Services other income/(loss), net in 2010.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DEBT AND COMMITMENTS (Continued)

Asset-Backed Debt

Ford Credit engages in securitization transactions to fund operations and to maintain liquidity. Ford Credit's securitization transactions are recorded as asset-backed debt and the associated assets are not de-recognized and continue to be included in our financial statements.

The finance receivables and cash flows related to the net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit does, however, hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the securitization transactions. The debt is the obligation of our consolidated securitization entities and not Ford Credit's legal obligation or that of its other subsidiaries.

The following table shows the assets and liabilities related to our asset-backed debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$2.5	$47.5	$36.0
Net investment in operating leases	0.4	6.3	4.2
Total	$2.9	$53.8	$40.2
Non-VIE
Finance receivables (b)	$0.1	$3.5	$3.3
Total securitization transactions
Finance receivables	$2.6	$51.0	$39.3
Net investment in operating leases	0.4	6.3	4.2
Total	$3.0	$57.3	$43.5

	2011
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.0	$49.8	$37.2
Net investment in operating leases	0.4	6.4	4.2
Total	$3.4	$56.2	$41.4
Non-VIE
Finance receivables (b)	$0.3	$6.2	$5.6
Total securitization transactions
Finance receivables	$3.3	$56.0	$42.8
Net investment in operating leases	0.4	6.4	4.2
Total	$3.7	$62.4	$47.0
__________

(a)	Includes assets to be used to settle liabilities of the consolidated VIEs. See Note 12 for additional information on Financial Services sector VIEs.

(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $145 million and $246 million at December 31, 2012 and 2011, respectively was not reflected as a liability of the VIEs and is reflected as a non-VIE liability above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Financial Services sector asset-backed debt also included $64 million and $75 million at December 31, 2012 and 2011, respectively, that is secured by property.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DEBT AND COMMITMENTS (Continued)

Credit Facilities

At December 31, 2012, Ford Credit and its majority-owned subsidiaries had $922 million of contractually committed unsecured credit facilities with financial institutions, including FCE Bank plc's ("FCE") £440 million (equivalent to $713 million at December 31, 2012) syndicated credit facility (the "FCE Credit Agreement") which matures in 2014. At December 31, 2012, $866 million were available for use. In January 2013, FCE drew £330 million (equivalent to about $535 million) of its syndicated facility. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at December 31, 2012, Ford Credit had $6.3 billion of contractually-committed liquidity facilities provided by banks to support its FCAR program of which $3.3 billion expire in 2013 and $3 billion expire in 2014.  Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2012, about $6.3 billion of FCAR's bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit asset-backed securities.  At December 31, 2012, the outstanding commercial paper balance for the FCAR program was $5.8 billion.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.3 billion ($12.9 billion retail, $7 billion wholesale, and $4.4 billion lease assets) at December 31, 2012, of which about $4.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $23.4 billion (of which about $4.2 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between April 2014 and October 2014.  Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables would protect it against the risk of lower than planned renewal rates. At December 31, 2012, $12.3 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, it does not expect any of these programs to be terminated due to such events.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. The ineffective portion is reported in Automotive cost of sales in the period of measurement. Our policy is to de-designate cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales. If it becomes probable that the originally-forecasted transaction will not occur, the related amount included in Accumulated other comprehensive income/(loss) is reclassified and recognized in earnings. The majority of our cash flow hedges mature in 2 years or less.

Fair Value Hedges. Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals on fair value hedges in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. Our Automotive sector reports changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statements of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Our Financial Services sector reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss) net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services Operating and other expenses. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statements of cash flows.

Net Investment Hedges. We have used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The effective portion of changes in the value of designated instruments (i.e., the spot-to-spot) is included in Accumulated other comprehensive income/(loss) as a foreign currency translation adjustment until the hedged investment is sold or liquidated. When the investment is sold or liquidated, the hedge gains and losses previously reported in Accumulated other comprehensive income/(loss) are recognized in Automotive interest income and other income/(loss), net as part of the gain or loss on sale. Presently, we have had no derivative instruments in an active net investment hedging relationship.

Normal Purchases and Normal Sales Classification. We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) ("AOCI") to income and/or recognized directly in income for the years ended December 31 (in millions):

	2012			2011			2010
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(371)	$(377)	$1	$(100)	$119	$(3)	$(7)	$17	$—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(138)			$20			$(183)
Commodity contracts			(65)			(423)			68
Other – warrants			(4)			(1)			2
Total			$(207)			$(404)			$(113)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$177			$217			$225
Ineffectiveness (a)			16			(30)			(6)
Total			$193			$187			$219
Derivatives not designated as hedging instruments
Interest rate contracts			$(14)			$(5)			$38
Foreign currency exchange contracts			(70)			(48)			(88)
Cross-currency interest rate swap contracts			(150)			(3)			(1)
Other (b)			(81)			65			—
Total			$(315)			$9			$(51)
 __________

(a)
For 2012, 2011, and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $228 million gain, $433 million gain, and $117 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $212 million loss, $463 million loss, and $123 million loss, respectively.

(b)	Reflects gains/(losses) for derivative features included in the FUEL Notes (see Note 4).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	December 31, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$17,663	$150	$357	$14,535	$120	$368

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	9,225	68	129	5,692	92	80
Commodity contracts	1,854	23	124	2,396	2	372
Other – warrants	—	—	—	12	4	—
Total derivatives not designated as hedging instruments	11,079	91	253	8,100	98	452
Total Automotive sector derivative financial instruments	$28,742	$241	$610	$22,635	$218	$820

Financial Services Sector
Fair value hedges
Interest rate contracts	$16,754	$787	$8	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	68,919	504	248	70,639	670	237
Foreign currency exchange contracts	2,378	9	8	3,582	30	50
Cross-currency interest rate swap contracts	3,006	—	117	987	12	12
Other (a)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	74,303	513	373	77,708	849	299
Total Financial Services sector derivative financial instruments	$91,057	$1,300	$381	$85,494	$1,375	$299
 __________

(a)
Represents derivative features included in the FUEL Notes (see Note 4). The derivative features included in the FUEL Notes were extinguished as a result of the mandatory exchange of the FUEL Notes to unsecured notes in the second quarter of 2012.

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. Notional amounts are presented on a gross basis with no netting of offsetting exposure positions. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or commodity volumes and prices.

On our consolidated balance sheet, derivative assets are reported in Other assets for Automotive and Financial Services sectors, and derivative liabilities are reported in Payables for our Automotive sector and in Accrued liabilities and deferred revenue for our Financial Services sector.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on December 31, 2012 was $1.5 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at December 31, 2012 and 2011, our adjustment decreased derivative assets by $1 million and $3 million, respectively, and decreased derivative liabilities by $1 million and $10 million, respectively. For our Financial Services sector, at December 31, 2012 and 2011, our adjustment decreased derivative assets by $14 million and $54 million, respectively, and decreased derivative liabilities by $5 million and $7 million, respectively. See Note 4 for more detail on valuation methodologies.

We post cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts. As of December 31, 2012 and 2011, we posted $0 and $70 million, respectively, in Other assets for posted collateral.

NOTE 19. REDEEMABLE NONCONTROLLING INTEREST

On September 1, 2012, with respect to the business combination of AAI, we recognized a redeemable noncontrolling interest related to Mazda Motor Corporation's ("Mazda's") 50% equity interest in AAI. Mazda's share in AAI is redeemable by Ford or Mazda for a three-year period commencing on September 1, 2015 (see Note 25). The following table summarizes the changes in our redeemable noncontrolling interest for the period ended December 31 (in millions):

2012
Balance on September 1, 2012	$319
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	3
Ending balance	$322

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the years ended December 31 (in millions):

	2012	2011	2010
Foreign currency translation
Beginning balance	$(1,383)	$(665)	$1,568
Net gain/(loss) on foreign currency translation (net of tax of $0, $2 and $2)	157	(697)	(497)
Reclassifications to net income (a)	(15)	(21)	(1,736)
Other comprehensive income/(loss), net of tax (b)	142	(718)	(2,233)
Ending balance	$(1,241)	$(1,383)	$(665)

Derivative instruments (e)
Beginning balance	$(181)	$(29)	$(5)
Net gain/(loss) on derivative instruments (net of tax benefit of $115, $29 and $1)	(256)	(71)	(6)
Reclassifications to net income (net of tax of $115, tax benefit of $38 and tax of $1) (c)	262	(81)	(18)
Other comprehensive income/(loss), net of tax	6	(152)	(24)
Ending balance	$(175)	$(181)	$(29)

Pension and other postretirement benefits
Beginning balance	$(17,170)	$(13,617)	$(12,427)
Prior service cost arising during the period (net of tax benefit of $1, $35 and $1)	(31)	56	60
Net gain/(loss) arising during the period (net of tax benefit of $2,238, $1,461 and tax of $142)	(4,693)	(4,229)	(1,690)
Amortization of prior service cost included in net income (net of tax benefit of $100, $183 and tax of $4) (d)	(164)	(40)	(230)
Amortization of (gain)/loss included in net income (net of tax of $404, $69 and $0) (d)	812	631	354
Translation impact on non-U.S. plans	(192)	29	316
Other comprehensive income/(loss), net of tax	(4,268)	(3,553)	(1,190)
Ending balance	$(21,438)	$(17,170)	$(13,617)

Net holding gain/(loss)
Beginning balance	$—	$(2)	$—
Reclassifications to net income	—	2	(2)
Ending balance	$—	$—	$(2)

Total AOCI ending balance at December 31	$(22,854)	$(18,734)	$(14,313)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net. The adjustment for 2010 primarily relates to the sale of Volvo.

(b)	There were losses of $2 million and $1 million attributable to noncontrolling interests in 2011 and 2010, respectively.

(c)	Gain/(loss) on cash flow hedges is reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 16 for additional details.

(e)
We expect to reclassify existing net losses of $265 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the years ended December 31 (in millions):

	2012	2011	2010
Interest income	$272	$387	$262
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	85	(77)	125
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, business combinations, and other dispositions	594	436	5
Gains/(Losses) on extinguishment of debt	—	(60)	(844)
Other	234	139	90
Total	$1,185	$825	$(362)

Financial Services Sector

The following table summarizes the amounts included in Financial Services other income/(loss), net for the years ended December 31 (in millions):

	2012	2011	2010
Interest income (investment-related)	$70	$84	$86
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	16	15	22
Gains/(Losses) on the sale of held-for-sale operations, equity and cost investments, business combinations, and other dispositions	(8)	51	9
Gains/(Losses) on extinguishment of debt	(14)	(68)	(139)
Insurance premiums earned, net	105	100	98
Other	200	231	239
Total	$369	$413	$315

NOTE 22.  SHARE-BASED COMPENSATION

At December 31, 2012, a variety of share-based compensation grants and awards were outstanding for employees (including officers). All share-based compensation plans are approved by the shareholders.

We have share-based compensation outstanding under two Long-Term Incentive Plans ("LTIP"):  the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP.  All outstanding share-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants. Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, the number of shares of Common Stock that may be granted as share-based compensation in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2012 the number of unused shares carried forward was 157 million shares.

We primarily issue two types of share-based compensation awards, restricted stock units ("RSUs") and stock options.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  SHARE-BASED COMPENSATION (Continued)

We grant performance-based and time-based RSUs to our employees. RSUs provide the recipients with the right to shares of Common Stock after a restriction period. We measure the fair value using the closing price of our Common Stock on grant date. Expenses associated with RSUs are recorded in Selling, administrative, and other expense.

Time-based RSUs generally have a graded vesting feature whereby one-third of each grant of RSUs vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Expense is recognized using the graded vesting method and is based on the fair value at grant date.

Performance-based RSUs have a performance period (usually one year) followed by a restriction period (usually two years).  Compensation expense for performance-based RSUs is recognized when it is probable and estimable as measured against the performance metrics.  Expense is recognized over the performance and restriction periods, if any, and is based on the fair value at grant date.

We also grant stock options to our employees. We measure the fair value of our stock options using the Black-Scholes option-pricing model, using historical volatility and our determination of the expected term. The expected term of stock options is the time period that the stock options are expected to be outstanding. Historical data are used to estimate option exercise behaviors and employee termination experience.

Stock options generally have a vesting feature whereby one-third of each grant of stock options are exercisable after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Stock options expire 10 years from the grant date and are expensed in Selling, administrative, and other expenses using a three-year graded vesting methodology.

We issue new shares of Common Stock upon vesting of RSUs and upon exercise of stock options.

Restricted Stock Units

RSU activity during 2012 was as follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (millions)
Outstanding, beginning of year	36.1	$7.31
Granted	8.2	12.43
Vested	(25.4)	4.28
Forfeited	(0.7)	14.12
Outstanding, end of year	18.2	13.18	$235.7
RSU-stock expected to vest	18.0	N/A	232.6

Intrinsic value of RSUs is measured by applying the closing stock price as of December 31 to the applicable number of units.  The fair value and intrinsic value of RSUs during 2012, 2011, and 2010 were as follows (in millions, except RSU per unit amounts):

	2012	2011	2010
Fair value
Granted	$102	$123	$130
Weighted average for multiple grant dates (per unit)	12.43	14.47	12.69
Vested	109	141	112
Intrinsic value
Vested	329	478	522

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  SHARE-BASED COMPENSATION (Continued)

Compensation cost for RSUs for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Compensation cost (a)	$62	$84	$138
__________

(a)	Net of tax benefit of $36 million, $49 million, and $0 in 2012, 2011, and 2010, respectively.

As of December 31, 2012, there was approximately $48 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.8 years.

Stock Options

Stock option activity was as follows:

	2012		2011		2010
	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	144.4	$10.63	172.5	$13.07	225.4	$13.36
Granted	6.4	12.43	4.4	14.76	6.7	12.75
Exercised (a)	(7.6)	5.70	(8.2)	9.25	(36.5)	8.41
Forfeited (including expirations)	(35.2)	16.59	(24.3)	29.18	(23.1)	23.18
Outstanding, end of year	108.0	9.14	144.4	10.63	172.5	13.07
Exercisable, end of year	96.5	8.67	126.8	11.00	143.7	14.63
__________

(a)	Exercised at option price ranging from $1.96 to $12.49 during 2012, option price ranging from $1.96 to $16.91 during 2011, and option price ranging from $1.96 to $16.91 during 2010.

The total grant date fair value of options that vested during the years ended December 31 was as follows (in millions):

	2012	2011	2010
Fair value of vested options	$37	$36	$37

We have 96.5 million fully-vested stock options, with a weighted-average exercise price of $8.67 and average remaining term of 4 years.  We expect 11.3 million stock options (after forfeitures), with a weighted-average exercise price of $13.08 and average remaining term of 9 years, to vest in the future.

The intrinsic value for stock options is measured by comparing the awarded option price to the closing stock price at December 31. The intrinsic value for vested and unvested options during the years ended December 31 was as follows (in millions):

	2012	2011	2010
Intrinsic value of vested options	$426	$257	$623
Intrinsic value of unvested options (after forfeitures)	4	74	324

We received approximately $43 million in proceeds from the exercise of stock options in 2012.  The tax benefit realized was de minimis.  An equivalent of about $87 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2012, 2011, and 2010, the difference between the fair value of the Common Stock issued and the respective exercise price was $44 million, $54 million, and $187 million, respectively.

Compensation cost for stock options for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Compensation cost (a)	$26	$30	$34
__________

(a)	Net of tax benefit of $16 million, $17 million, and $0 in 2012, 2011, and 2010, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2012, there was about $10 million in unrecognized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted-average period of 1.9 years.  A summary of the status of our non-vested shares and changes during 2012 follows:

	Shares (millions)	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	17.6	$4.49
Granted	6.4	5.88
Vested	(12.4)	3.03
Forfeited	(0.1)	6.63
Non-vested, end of year	11.5	6.79

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2012	2011	2010
Fair value per stock option	$5.88	$8.48	$7.21
Assumptions:
Annualized dividend yield	2%	—%	—%
Expected volatility	53.8%	53.2%	53.4%
Risk-free interest rate	1.6%	3.2%	3.0%
Expected stock option term (in years)	7.2	7.1	6.9

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$1.96 – $2.84	19.7	6.2	$2.11	19.7	$2.11
$5.11 – $8.58	36.2	3.4	7.34	36.2	7.34
$10.11 – $12.98	30.5	4.7	12.52	21.8	12.52
$13.07 – $16.64	21.6	2.6	13.81	18.8	13.66
Total stock options	108.0			96.5

Other Share-Based Awards

Under the 1998 LTIP and 2008 LTIP, we have granted other share-based awards to certain employees. These awards include restricted stock grants, cash-settled restricted stock units, and stock appreciation rights. These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation cost for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Compensation cost (a)	$—	$(6)	$6
__________

(a)	Net of tax of $0, $3 million, and $0 in 2012, 2011, and 2010, respectively.

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

Under certain labor agreements, we are required to pay transitional benefits to our employees who are idled. For employees who will be temporarily idled, we expense the benefits on an as-incurred basis. For employees who will be permanently idled, we expense all of the future benefit payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

We also incur payments to employees for separation actions.  The costs of voluntary employee separation actions are recorded at the time of employee acceptance, unless the acceptance requires explicit approval by the Company.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

Automotive Sector

Transitional Benefits

Our collective bargaining agreements with the UAW and the CAW require us to pay a portion of wages and benefits for a specified period of time to employees who are considered permanently idled and who meet certain conditions.  We have established a reserve for employee benefits that we expect to provide under our collective bargaining agreements. At December 31, 2012 and 2011, this reserve was $66 million and $153 million, respectively.

The balance in the reserve primarily relates to the closure of our St. Thomas Assembly Plant in Canada, which was announced in the fourth quarter of 2009.

Separation Actions

The following table shows pre-tax charges for hourly and salaried employee separation actions, which are recorded in Automotive cost of sales and Selling, administrative, and other expenses for the years ended December 31 (in millions):

	2012	2011	2010
Ford Europe	$76	$67	$56
Ford North America	194	154	110
Ford South America	65	15	3
Ford Asia Pacific Africa	43	38	1

The charges above exclude costs for pension and OPEB.

Financial Services Sector

Separation Actions

We recorded in Selling, administrative, and other expenses pre-tax charges of $7 million, $32 million, and $33 million for 2012, 2011, and 2010, respectively, for employee separation actions. These charges exclude costs for pension and OPEB.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. INCOME TAXES

In accordance with GAAP, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement.

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

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2012	2011	2010
Income before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$6,639	$6,043	$4,057
Non-U.S.	493	2,138	2,554
Total	$7,132	$8,181	$6,611
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$4	$(4)	$(69)
Non-U.S.	270	298	289
State and local	3	(24)	(5)
Total current	277	270	215
Deferred
Federal	2,076	(9,785)	—
Non-U.S.	(126)	(1,590)	292
State and local	(171)	(436)	85
Total deferred	1,779	(11,811)	377
Total	$2,056	$(11,541)	$592
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(1.6)	(1.5)	(0.1)
State and local income taxes	0.2	1.1	1.5
General business credits	0.3	(1.9)	(1.8)
Dispositions and restructurings	(1.7)	6.8	(9.5)
U.S. tax on non-U.S. earnings	(1.0)	(0.8)	0.1
Prior year settlements and claims	(1.8)	(0.2)	(10.0)
Tax-related interest	—	(0.9)	(0.7)
Tax-exempt income	(3.9)	(3.9)	(4.7)
Other	1.7	(2.5)	0.2
Valuation allowances	1.6	(172.3)	(1.0)
Effective rate	28.8%	(141.1)%	9.0%

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. INCOME TAXES (Continued)

We historically have provided deferred taxes for the presumed repatriation to the United States of earnings from nearly all non-U.S. subsidiaries. During 2011, we determined that $6.9 billion of these non-U.S. subsidiaries' undistributed earnings are now indefinitely reinvested outside the United States. As management has determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future. As a result of this change in assertion, deferred tax liabilities related to undistributed foreign earnings decreased by $63 million.

As of December 31, 2012, $6.6 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. These earnings have been subject to significant non-U.S. taxes; repatriation in their entirety would result in a residual U.S. tax liability of about $600 million.

At the end of 2011, our U.S. operations had returned to a position of cumulative profits for the most recent 3-year period. We concluded that this record of cumulative profitability in recent years, our ten consecutive quarters of pre-tax operating profits, our successful completion of labor negotiations with the UAW, and our business plan showing continued profitability provided assurance that our future tax benefits more likely than not would be realized. Accordingly, at year-end 2011, we released almost all of our valuation allowance against net deferred tax assets for entities in the United States, Canada, and Spain.

At December 31, 2012, we have retained a valuation allowance against approximately $500 million in North America related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization, and a valuation allowance totaling $1.4 billion primarily against deferred tax assets for our South American operations.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2012	December 31, 2011
Deferred tax assets
Employee benefit plans	$8,079	$8,189
Net operating loss carryforwards	2,417	3,163
Tax credit carryforwards	4,973	4,534
Research expenditures	2,321	2,297
Dealer and customer allowances and claims	1,820	1,731
Other foreign deferred tax assets	1,790	694
Allowance for credit losses	146	194
All other	1,176	1,483
Total gross deferred tax assets	22,722	22,285
Less: valuation allowances	(1,923)	(1,545)
Total net deferred tax assets	20,799	20,740
Deferred tax liabilities
Leasing transactions	1,145	932
Deferred income	2,094	2,098
Depreciation and amortization (excluding leasing transactions)	1,561	1,659
Finance receivables	616	551
Other foreign deferred tax liabilities	379	360
All other	289	711
Total deferred tax liabilities	6,084	6,311
Net deferred tax assets/(liabilities)	$14,715	$14,429

Operating loss carryforwards for tax purposes were $6.9 billion at December 31, 2012, resulting in a deferred tax asset of $2.4 billion.  A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018. Tax credits available to offset future tax liabilities are $5 billion. A substantial portion of these credits have a remaining carryforward period of 10 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2012	2011
Beginning balance	$1,721	$966
Increase – tax positions in prior periods	84	1,045
Increase – tax positions in current period	19	59
Decrease – tax positions in prior periods	(246)	(134)
Settlements	(31)	(186)
Lapse of statute of limitations	(14)	(21)
Foreign currency translation adjustment	14	(8)
Ending balance	$1,547	$1,721

The amount of unrecognized tax benefits at December 31, 2012 and 2011 that would affect the effective tax rate if recognized was $1.2 billion and $1.2 billion, respectively.

Examinations by tax authorities have been completed through 2004 in Germany, and through 2007 in Canada, the United States, and the United Kingdom.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 1996.

We recorded in our consolidated income statement approximately $9 million, $77 million, and $45 million in tax-related interest income for the years ended December 31, 2012, 2011, and 2010.  As of December 31, 2012 and 2011, we had recorded a net payable of $120 million and $171 million, respectively, for tax-related interest.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. DISPOSITIONS AND OTHER CHANGES IN INVESTMENTS IN AFFILIATES

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

Automotive Sector

Dispositions

Automotive Components Holdings, LLC ("ACH"). On June 30, 2012, ACH completed the sale of its automotive lighting business located at its Ohio facilities to Ventra Sandusky, a Flex-N-Gate group affiliate.  Ventra Sandusky will continue to supply Ford with automotive lighting components and service parts from the Sandusky and Bellevue facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $77 million reported in Automotive interest income and other income/(loss), net.  Additionally, we assumed a contractual obligation of $15 million associated with the pricing of products to be purchased over the four and one-half-year term of the related purchase and supply agreement with Ventra Sandusky.

On June 1, 2012, ACH completed the sale of its automotive interior trim components business located at its Saline, Michigan plant to Faurecia. Faurecia will continue to supply Ford with interior trim components from the Saline facility as well as other Faurecia facilities. As a result of this transaction, we recognized a second quarter pre-tax loss of $96 million reported in Automotive interest income and other income/(loss), net.  Additionally, we assumed contractual obligations of $182 million associated with the pricing of products to be purchased over the six-year terms of the related purchase and supply agreements with Faurecia and an affiliate of Faurecia.

Ford Russia.  During the second quarter of 2011, we signed an agreement with Sollers OJSC ("Sollers") establishing FordSollers, a 50/50 joint venture in Russia. On October 1, 2011, we contributed our wholly-owned operations in Russia, consisting primarily of a manufacturing plant near St. Petersburg and access to our Russian dealership network, to the joint venture. Additionally, we entered into an agreement with FordSollers for the granting of an exclusive right to manufacture, assemble, and distribute certain Ford-brand vehicles in Russia through the licensing of certain trademarks and intellectual property rights. Sollers contributed two production facilities. The joint venture is engaged in the manufacturing and distribution of a range of Ford passenger cars and light commercial vehicles in Russia. As part of our ongoing relationship with FordSollers, we supply parts and other vehicle components to the joint venture and receive a royalty of 5% of the joint venture's net sales revenue.

Upon contribution of our wholly-owned operations in Russia to the joint venture in exchange for a 50% equity interest, we deconsolidated the assets and liabilities, recorded an equity method investment in FordSollers at its fair value of $364 million, and recognized a pre-tax gain of $178 million attributable to the remeasurement to fair value of the retained investment. In addition, we received cash proceeds of $174 million, recorded a note receivable in the amount of $133 million, recorded a payable of $27 million, and recognized loss in accumulated foreign currency adjustment of $57 million. The total pre-tax gain of $401 million is reported in Automotive interest income and other income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. DISPOSITIONS AND OTHER CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

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
Other Changes in Investments in Affiliates

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

In exchange, beginning on September 1, 2015, for a three year period, we have granted to Mazda a put option to sell, and received a call option to purchase from Mazda, the 50% equity interest in AAI that is held by Mazda ("the Option"). The Option is exercisable at a price of $338 million as determined by a formula based on AAI's final December 31, 2012 closing balance sheet.

The change in management control resulted in a business combination on September 1, 2012 and we consolidated AAI under the acquisition method of accounting. We measured the fair value of AAI using the income approach and used cash flows that reflect our approved business plan for AAI. We assumed a discount rate of 10% based on an appropriate weighted average cost of capital adjusted for perceived business risks. The fair value of 100% of AAI's identifiable net assets was $868 million, as shown below (in millions):

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

As part of the business combination, the Option was recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet at the then fair value of $319 million (see Note 19). This represents the discounted cash flow of the option price using Ford's incremental borrowing rate of 2.75%.
As a result, the fair value attributable to our investment in AAI at September 1, 2012 was $549 million. The excess of this fair value over the carrying value of our previously recorded 50% unconsolidated equity interest resulted in a third quarter 2012 pre-tax gain of $155 million in Automotive interest income and other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. DISPOSITIONS AND OTHER CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

CFMA. Our Chinese joint venture CFMA, whose members include Chongqing Changan Automobile Co., Ltd. ("Changan") (50% partner), Mazda (15% partner) and us (35% partner), produces and distributes in China an expanding variety of Ford passenger car models, as well as Mazda and Volvo models.  On November 30, 2012, CFMA transferred its Nanjing operations to Changan Mazda Automobile Ltd. ("CMA"), and CFMA was renamed CAF. Immediately after the split, Ford and Mazda fully exchanged their respective interest in the two joint ventures. As a result, Ford now owns a 50% interest in CAF and Mazda owns a 50% interest in CMA; Changan remains a 50% partner in each joint venture. CMA will continue to assemble vehicles for CAF as a contract manufacturer until 2014.

Upon the exchange, we de-recognized the historical carrying value of our equity investment in CMA of $115 million, increased our equity investment in CAF by the fair value of the interest received of $740 million, and recognized a fourth quarter 2012 pre-tax gain of $625 million in Automotive interest income and other income/(expense), net.

Financial Services Sector

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  CAPITAL STOCK AND AMOUNTS PER SHARE

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

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  EPS is computed independently each quarter for income from continuing operations, income from discontinued operations, and net income; as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net earnings.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur if all of our equity-linked securities and other share-based compensation, including stock options, warrants, and rights under our convertible notes, were exercised.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Warrants

As part of the transfer of assets to the UAW VEBA Trust on December 31, 2009, we issued warrants to purchase 362,391,305 shares of Ford Common Stock at an exercise price of $9.20 per share, which was subsequently adjusted to $9.01 per share. On April 6, 2010, the UAW VEBA Trust sold all such warrants to parties unrelated to us. In connection with the sale, the terms of the warrants were modified to provide for, among other things, net share settlement as the only permitted settlement method thereby eliminating full physical settlement as an option, and elimination of certain of the transfer restrictions applicable to the underlying stock. We received no proceeds from the offering.

The warrants expired by their terms on January 1, 2013. By the deadline for exercise of December 31, 2012, 362 million warrants were exercised on a net share settlement basis. This resulted in the issuance of 106 million shares of Common Stock, of which 72 million shares were issued on January 8, 2013 in settlement of exercises that took place during the last four trading days of 2012. Because we were obligated in 2012 to issue the shares, all 106 million shares issued for warrant exercises are reflected on our consolidated and sector balance sheets as being outstanding at December 31, 2012. No warrants are presently outstanding.

Dividend Declaration

On January 10, 2013, our Board of Directors declared a first quarter 2013 dividend on our Common and Class B Stock of $0.10 per share payable on March 1, 2013 to stockholders of record on January 30, 2013.

Effect of Dividends on Convertible Notes

As a result of dividends totaling $0.20 per share ($0.05 per share in each quarter of 2012) paid on our Common Stock, the conversion rates for our outstanding convertible notes (see Note 17) have been adjusted pursuant to their terms as follows:

Conversion Rate -
Shares of Ford Common Stock for Each $1,000 Principal Amount
		After Adjustment	After Adjustment
	In Effect	Effective	Effective
Security	At January 1, 2012	August 1, 2012	November 9, 2012
4.25% Senior Convertible Notes Due November 15, 2016	107.5269 shares	109.3202 shares	109.8554 shares

		After Adjustment	After Adjustment
	In Effect	Effective	Effective
	At January 1, 2012	August 6, 2012	December 15, 2012
4.25% Senior Convertible Notes Due December 15, 2036	108.6957 shares	110.5085 shares	111.0495 shares

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2012	2011	2010
Basic and Diluted Income Attributable to Ford Motor Company
Basic income from continuing operations	$5,665	$20,213	$6,561
Effect of dilutive 2016 Convertible Notes (a)	46	64	173
Effect of dilutive 2036 Convertible Notes (a)	2	2	37
Effect of dilutive Trust Preferred Securities (a) (b)	—	40	182
Diluted income from continuing operations	$5,713	$20,319	$6,953

Basic and Diluted Shares (c)
Basic shares (average shares outstanding)	3,815	3,793	3,449
Net dilutive options and warrants	101	187	217
Dilutive 2016 Convertible Notes	96	95	291
Dilutive 2036 Convertible Notes	3	3	58
Dilutive Trust Preferred Securities (b)	—	33	163
Diluted shares	4,015	4,111	4,178
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)	The Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed on March 15, 2011.

(c)
Includes (i) 53 million in average net dilutive shares for 2012 for warrants outstanding prior to exercise and (ii) 9 million in average basic shares outstanding for 2012 for shares issued for warrants exercised. In total, by the deadline for exercise of December 31, 2012, 362 million warrants were exercised on a net share settlement basis, resulting in the issuance of 106 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS

The reconciliation of Net income attributable to Ford Motor Company to Net cash provided by/(used in) operating activities for the years ended December 31 was as follows (in millions):

	2012
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$4,466	$1,199	$5,665
Depreciation and special tools amortization	3,655	2,524	6,179
Other amortization	43	(1,018)	(975)
Provision for credit and insurance losses	6	86	92
Net (gain)/loss on extinguishment of debt	—	14	14
Net (gain)/loss on investment securities	(89)	(16)	(105)
Dividends in excess of equity investment earnings	20	—	20
Foreign currency adjustments	(121)	5	(116)
Net (gain)/loss on sale of businesses	183	4	187
Gain on changes in investments in affiliates	(780)	—	(780)
Stock compensation	134	6	140
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	1,444	545	1,989
Decrease/(Increase) in intersector receivables/payables	899	(899)	—
Decrease/(Increase) in accounts receivable and other assets	(2,335)	713	(1,622)
Decrease/(Increase) in inventory	(1,401)	—	(1,401)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(520)	1,005	485
Other	662	(211)	451
Net cash provided by/(used in) operating activities	$6,266	$3,957	$10,223

	2011
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$18,447	$1,766	$20,213
Depreciation and special tools amortization	3,533	1,843	5,376
Other amortization	80	(1,200)	(1,120)
Provision for credit and insurance losses	2	(33)	(31)
Net (gain)/loss on extinguishment of debt	60	68	128
Net (gain)/loss on investment securities	76	6	82
Equity investment earnings in excess of dividends received	(169)	—	(169)
Foreign currency adjustments	(35)	(2)	(37)
Net (gain)/loss on sale of businesses	(410)	(11)	(421)
Stock compensation	163	8	171
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(11,566)	495	(11,071)
Decrease/(Increase) in intersector receivables/payables	642	(642)	—
Decrease/(Increase) in accounts receivable and other assets	(1,658)	722	(936)
Decrease/(Increase) in inventory	(367)	—	(367)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(168)	(450)	(618)
Other	738	(165)	573
Net cash provided by/(used in) operating activities	$9,368	$2,405	$11,773
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash provided by/(used in) operating activities to the consolidated net cash provided by/(used in) operating activities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  OPERATING CASH FLOWS (Continued)

	2010
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$4,690	$1,871	$6,561
Depreciation and special tools amortization	3,876	2,024	5,900
Other amortization	703	(1,019)	(316)
Provision for credit and insurance losses	51	(216)	(165)
Net (gain)/loss on extinguishment of debt	844	139	983
Net (gain)/loss on investment securities	(102)	19	(83)
Net (gain)/loss on pension and OPEB curtailment	(29)	—	(29)
Equity investment earnings in excess of dividends received	(198)	—	(198)
Foreign currency adjustments	(347)	(1)	(348)
Net (gain)/loss on sale of businesses	23	(5)	18
Stock option expense	32	2	34
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	300	(266)	34
Decrease/(Increase) in intersector receivables/payables	321	(321)	—
Decrease/(Increase) in accounts receivable and other assets	(988)	1,683	695
Decrease/(Increase) in inventory	(903)	—	(903)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,311)	475	(836)
Other	(599)	(587)	(1,186)
Net cash provided by/(used in) operating activities	$6,363	$3,798	$10,161
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash provided by/(used in) operating activities to the consolidated net cash provided by/(used in) operating activities.

Cash paid/(received) for interest and income taxes for continuing operations for the years ended December 31 was as follows (in millions):

	2012	2011	2010
Interest
Automotive sector	$693	$1,012	$1,336
Financial Services sector	3,003	3,357	4,018
Total interest paid	$3,696	$4,369	$5,354
Income taxes	$344	$268	$73

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

Automotive Sector

Our Automotive sector is divided into four segments:  1) Ford North America, 2) Ford South America, 3) Ford Europe, and 4) Ford Asia Pacific Africa.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.

Ford North America segment primarily includes the sale of Ford- and Lincoln-brand vehicles and related service parts and accessories in North America (the United States, Canada, and Mexico).

Ford South America segment primarily includes the sale of Ford-brand vehicles and related service parts and accessories in South America.

Ford Europe segment primarily includes the sale of Ford-brand vehicles, components, and related service parts and accessories in Europe, Turkey, and Russia.

Ford Asia Pacific Africa segment primarily includes the sale of Ford-brand vehicles and related service parts and accessories in the Asia Pacific region and South Africa.

Revenue from Ford-brand and Jiangling Motors Corporation-brand vehicles produced and distributed by our unconsolidated affiliates are not included in our revenue.

In August 2010 we completed the sale of Volvo.  Results for Volvo are reported as special items in 2010.

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

Special Items

Special items are presented as a separate reconciling item to reconcile segment results to consolidated results of the Company.  These special items include (i) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (ii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities.   This presentation reflects the fact that management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
2012
Revenues
External customer	$79,943	$10,080	$26,546	$9,998	$—	$—	$126,567
Intersegment	593	—	602	—	—	—	1,195
Income
Income before income taxes	8,343	213	(1,753)	(77)	(470)	(246)	6,010
Other disclosures:
Depreciation and special tools amortization	1,964	256	1,132	303	—	—	3,655
Amortization of intangibles	9	—	—	1	—	—	10
Interest expense	—	—	—	—	713	—	713
Interest income	72	—	—	—	200	—	272
Cash outflow for capital expenditures	3,150	668	1,112	529	—	—	5,459
Unconsolidated affiliates
Equity in net income/(loss)	127	—	113	315	—	—	555
Total assets at December 31	51,699	6,819	20,305	7,635	—	—	86,458

2011
Revenues
External customer	$75,022	$10,976	$33,758	$8,412	$—	$—	$128,168
Intersegment	244	—	836	—	—	—	1,080
Income
Income before income taxes	6,191	861	(27)	(92)	(601)	(82)	6,250
Other disclosures:
Depreciation and special tools amortization	1,769	265	1,225	274	—	—	3,533
Amortization of intangibles	9	2	—	1	—	—	12
Interest expense	—	—	—	—	817	—	817
Interest income	60	—	—	—	327	—	387
Cash outflow for capital expenditures	2,164	581	1,034	493	—	—	4,272
Unconsolidated affiliates
Equity in net income/(loss)	179	—	61	239	—	—	479
Total assets at December 31	46,038	6,878	19,737	6,133	—	—	78,786

2010
Revenues
External customer	$64,428	$9,905	$29,486	$7,381	$—	$8,080	$119,280
Intersegment	674	—	732	—	—	13	1,419
Income
Income before income taxes	5,409	1,010	182	189	(1,493)	(1,151)	4,146
Other disclosures:
Depreciation and special tools amortization	2,058	247	1,199	262	—	110	3,876
Amortization of intangibles	9	77	—	1	—	10	97
Interest expense	—	—	—	—	1,807	—	1,807
Interest income	47	—	—	—	215	—	262
Cash outflow for capital expenditures	2,127	364	971	467	—	137	4,066
Unconsolidated affiliates
Equity in net income/(loss)	155	—	128	242	—	1	526
Total assets at December 31	29,955	6,623	22,260	5,768	—	—	64,606

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 28.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
2012
Revenues
External customer	$7,422	$263	$—	$7,685	$—	$134,252
Intersegment	460	4	—	464	(1,659)	—
Income
Income before income taxes	1,697	13	—	1,710	—	7,720
Other disclosures:
Depreciation and special tools amortization	2,499	25	—	2,524	—	6,179
Amortization of intangibles	—	—	—	—	—	10
Interest expense	3,027	88	—	3,115	—	3,828
Interest income (b)	69	1	—	70	—	342
Cash outflow for capital expenditures	18	11	—	29	—	5,488
Unconsolidated affiliates
Equity in net income/(loss)	33	—	—	33	—	588
Total assets at December 31	105,744	7,698	(7,282)	106,160	(2,064)	190,554

2011
Revenues
External customer	$7,764	$332	$—	$8,096	$—	$136,264
Intersegment	557	5	—	562	(1,642)	—
Income
Income before income taxes	2,404	27	—	2,431	—	8,681
Other disclosures:
Depreciation and special tools amortization	1,813	30	—	1,843	—	5,376
Amortization of intangibles	—	—	—	—	—	12
Interest expense	3,507	107	—	3,614	—	4,431
Interest income (b)	83	1	—	84	—	471
Cash outflow for capital expenditures	15	6	—	21	—	4,293
Unconsolidated affiliates
Equity in net income/(loss)	21	—	—	21	—	500
Total assets at December 31	100,242	8,634	(7,302)	101,574	(2,012)	178,348

2010
Revenues
External customer	$9,357	$317	$—	$9,674	$—	$128,954
Intersegment	469	10	—	479	(1,898)	—
Income
Income before income taxes	3,054	(51)	—	3,003	—	7,149
Other disclosures:
Depreciation and special tools amortization	1,989	35	—	2,024	—	5,900
Amortization of intangibles	—	—	—	—	—	97
Interest expense	4,222	123	—	4,345	—	6,152
Interest income (b)	86	—	—	86	—	348
Cash outflow for capital expenditures	13	13	—	26	—	4,092
Unconsolidated affiliates
Equity in net income/(loss)	12	—	—	12	—	538
Total assets at December 31	101,696	8,708	(7,134)	103,270	(3,189)	164,687
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

(b)
Interest income reflected on this line for Financial Services sector is non-financing related. Interest income in the normal course of business for Financial Services sector is reported in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  GEOGRAPHIC INFORMATION

The following table includes information for both Automotive and Financial Services sectors for the years ended December 31 (in millions):

	2012		2011		2010
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
North America
United States	$76,418	$23,987	$71,165	$19,311	$63,318	$17,423
Canada	9,523	2,674	9,525	2,525	9,351	3,456
Mexico/Other	1,406	1,991	1,436	1,420	1,537	1,411
Total North America	87,347	28,652	82,126	23,256	74,206	22,290

Europe
United Kingdom	9,214	1,668	9,486	1,721	9,172	1,817
Germany	8,281	2,770	8,717	3,060	7,139	3,395
Italy	1,633	3	3,038	3	3,656	3
France	1,964	183	2,806	102	2,754	105
Spain	1,735	1,500	2,189	1,185	2,235	1,211
Russia	—	—	1,913	—	2,041	228
Belgium	892	824	1,288	735	1,539	964
Other	4,199	28	5,843	28	8,238	33
Total Europe	27,918	6,976	35,280	6,834	36,774	7,756

All Other	18,987	4,350	18,858	3,763	17,974	3,526
Total Company	$134,252	$39,978	$136,264	$33,853	$128,954	$33,572
__________

(a)	Includes Net property from our consolidated balance sheet and Financial Services Net investment in operating leases from the sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 30.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2012				2011
Automotive Sector	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,525	$31,328	$30,247	$34,467	$31,038	$33,476	$31,043	$32,611
Income before income taxes	1,582	1,148	1,858	1,422	2,070	2,004	1,241	935
Financial Services Sector
Revenues	1,920	1,883	1,925	1,957	2,076	2,051	2,004	1,965
Income before income taxes	456	447	388	419	706	602	605	518

Total Company
Income before income taxes	2,038	1,595	2,246	1,841	2,776	2,606	1,846	1,453

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income	1,396	1,040	1,631	1,598	2,551	2,398	1,649	13,615

Common and Class B per share from income from continuing operations before cumulative effects of changes in accounting principles
Basic	0.37	0.27	0.43	0.42	0.68	0.63	0.43	3.58
Diluted	0.35	0.26	0.41	0.40	0.61	0.59	0.41	3.40

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

The pre-tax income of $1.8 billion in the fourth quarter of 2012 includes 1) a $250 million unfavorable item related to the U.S. salaried lump sum pension buyout program (see Note 16), and 2) a $625 million gain related to the reorganization of our equity investment in CFMA (see Note 25).

The pre-tax income of $1.5 billion in the fourth quarter of 2011 includes a $401 million gain related to the sale of our Russian operations to the newly-created FordSollers joint venture, which began operations on October 1, 2011.

The net income attributable to Ford Motor Company of $13.6 billion in the fourth quarter of 2011 includes a $12.4 billion favorable item, reflecting the release of almost all of the valuation allowance against our net deferred tax assets.

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

Guarantees

At December 31, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

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

	December 31, 2012	December 31, 2011
Maximum potential payments	$409	$444
Carrying value of recorded liabilities related to guarantees	17	31

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., "non-pattern matters"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects non-U.S. indirect tax matters, for which we estimate this aggregate risk to be a range of up to about $2.3 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue for the years ended December 31 were as follows (in millions):

	2012	2011
Beginning balance	$3,915	$3,855
Payments made during the period	(2,254)	(2,799)
Changes in accrual related to warranties issued during the period	1,885	2,215
Changes in accrual related to pre-existing warranties	49	690
Foreign currency translation and other	61	(46)
Ending balance	$3,656	$3,915

Excluded from the table above are costs accrued for customer satisfaction actions.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2012
Allowances deducted from assets
Credit losses	$570	$2		$137	(a)	$435
Doubtful receivables	110	13		17	(c)	106
Inventories (primarily service part obsolescence)	249	18	(d)	—		267
Deferred tax assets	1,545	378	(e)	—		1,923
Total allowances deducted from assets	$2,474	$411		$154		$2,731

For the Year Ended December 31, 2011
Allowances deducted from assets
Credit losses	$984	$(115)		$299	(a)	$570
Doubtful receivables	116	(69)		(63)	(c)	110
Inventories (primarily service part obsolescence)	245	4	(d)	—		249
Deferred tax assets	15,664	(14,119)	(e)	—		1,545
Total allowances deducted from assets	$17,009	$(14,299)		$236		$2,474

For the Year Ended December 31, 2010
Allowances deducted from assets
Credit losses	$1,757	$(211)		$562	(a)	$984
Doubtful receivables (b)	276	(98)		62	(c)	116
Inventories (primarily service part obsolescence) (b)	242	3	(d)	—		245
Deferred tax assets	17,396	194	(e)	1,926	(f)	15,664
Total allowances deducted from assets	$19,671	$(112)		$2,550		$17,009
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Excludes Volvo.

(c)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(d)	Net change in inventory allowances.

(e)
Includes $0, $0, and $572 million in 2012, 2011, and 2010, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $378 million, $(14.1) billion, and $(378) million in 2012, 2011, and 2010, respectively, of valuation allowance for deferred tax assets through the income statement.

(f)	Deductions relate primarily to the disposition of Volvo.

FSS-1