Form 10-Q
period 2013-03-31
FORD MOTOR CO
filed 2013-05-01
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of April 24, 2013, Ford had outstanding 3,860,353,986 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

74

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2013	2012
	First Quarter
	(unaudited)
Revenues
Automotive	$33,858	$30,525
Financial Services	1,952	1,920
Total revenues	35,810	32,445

Costs and expenses
Automotive cost of sales	30,005	26,934
Selling, administrative, and other expenses	3,285	2,878
Financial Services interest expense	706	826
Financial Services provision for credit and insurance losses	40	(16)
Total costs and expenses	34,036	30,622

Automotive interest expense	206	185

Automotive interest income and other income/(loss), net (Note 15)	245	232
Financial Services other income/(loss), net (Note 15)	96	73
Equity in net income/(loss) of affiliated companies	214	95
Income before income taxes	2,123	2,038
Provision for/(Benefit from) income taxes (Note 16)	511	640
Net income	1,612	1,398
Less: Income/(Loss) attributable to noncontrolling interests	1	2
Net income attributable to Ford Motor Company	$1,611	$1,396

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income	$0.41	$0.37
Diluted income	$0.40	$0.35

Cash dividends declared	$0.10	$0.05

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2013	2012
	First Quarter
	(unaudited)
Net income	$1,612	$1,398
Other comprehensive income/(loss), net of tax (Note 14)
Foreign currency translation	(367)	523
Derivative instruments	97	(63)
Pension and other postretirement benefits	591	(40)
Total other comprehensive income/(loss), net of tax	321	420
Comprehensive income	1,933	1,818
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	2
Comprehensive income attributable to Ford Motor Company	$1,932	$1,816

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2013	2012
	First Quarter
	(unaudited)
AUTOMOTIVE
Revenues	$33,858	$30,525
Costs and expenses
Cost of sales	30,005	26,934
Selling, administrative, and other expenses	2,481	2,135
Total costs and expenses	32,486	29,069

Interest expense	206	185

Interest income and other income/(loss), net (Note 15)	245	232
Equity in net income/(loss) of affiliated companies	209	79
Income before income taxes — Automotive	1,620	1,582

FINANCIAL SERVICES
Revenues	1,952	1,920
Costs and expenses
Interest expense	706	826
Depreciation on vehicles subject to operating leases	644	590
Operating and other expenses	160	153
Provision for credit and insurance losses	40	(16)
Total costs and expenses	1,550	1,553

Other income/(loss), net (Note 15)	96	73
Equity in net income/(loss) of affiliated companies	5	16
Income before income taxes — Financial Services	503	456

TOTAL COMPANY
Income before income taxes	2,123	2,038
Provision for/(Benefit from) income taxes (Note 16)	511	640
Net income	1,612	1,398
Less: Income/(Loss) attributable to noncontrolling interests	1	2
Net income attributable to Ford Motor Company	$1,611	$1,396

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$13,820	$15,659
Marketable securities	20,521	20,284
Finance receivables, net (Note 5)	71,823	71,510
Other receivables, net	11,384	10,828
Net investment in operating leases	17,265	16,451
Inventories (Note 7)	8,423	7,362
Equity in net assets of affiliated companies	3,291	3,246
Net property	25,795	24,942
Deferred income taxes	14,479	15,185
Net intangible assets	84	87
Assets held for sale (Note 17)	571	—
Other assets	5,554	5,000
Total assets	$193,010	$190,554

LIABILITIES
Payables	$20,600	$19,308
Accrued liabilities and deferred revenue (Note 9)	46,454	49,407
Debt (Note 11)	107,356	105,058
Deferred income taxes	638	470
Total liabilities	175,048	174,243

Redeemable noncontrolling interest (Note 13)	324	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,889 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,094	20,976
Retained earnings	19,296	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(22,533)	(22,854)
Treasury stock	(302)	(292)
Total equity attributable to Ford Motor Company	17,595	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	17,638	15,989
Total liabilities and equity	$193,010	$190,554

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,977	$2,911
Finance receivables, net	47,426	47,515
Net investment in operating leases	6,557	6,308
Other assets	47	4
LIABILITIES
Accrued liabilities and deferred revenue	60	134
Debt	40,527	40,245

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$5,989	$6,247
Marketable securities	18,190	18,178
Total cash and marketable securities	24,179	24,425
Receivables, less allowances of $119 and $115	5,677	5,361
Inventories (Note 7)	8,423	7,362
Deferred income taxes	3,828	3,488
Net investment in operating leases	1,036	1,415
Other current assets	1,197	1,124
Current receivable from Financial Services	565	—
Total current assets	44,905	43,175
Equity in net assets of affiliated companies	3,165	3,112
Net property	25,671	24,813
Deferred income taxes	12,081	13,325
Net intangible assets	84	87
Non-current receivable from Financial Services	107	—
Other assets	2,025	1,946
Total Automotive assets	88,038	86,458
Financial Services
Cash and cash equivalents	7,831	9,412
Marketable securities	2,331	2,106
Finance receivables, net (Note 5)	76,632	75,770
Net investment in operating leases	16,229	15,036
Equity in net assets of affiliated companies	126	134
Assets held for sale (Note 17)	571	—
Other assets	3,532	3,450
Receivable from Automotive	—	252
Total Financial Services assets	107,252	106,160
Intersector elimination	(672)	(252)
Total assets	$194,618	$192,366
LIABILITIES
Automotive
Payables	$19,280	$18,151
Accrued liabilities and deferred revenue (Note 9)	14,528	15,358
Deferred income taxes	185	81
Debt payable within one year (Note 11)	1,244	1,386
Current payable to Financial Services	—	252
Total current liabilities	35,237	35,228
Long-term debt (Note 11)	14,761	12,870
Other liabilities (Note 9)	28,840	30,549
Deferred income taxes	409	514
Total Automotive liabilities	79,247	79,161
Financial Services
Payables	1,320	1,157
Debt (Note 11)	91,351	90,802
Deferred income taxes	1,652	1,687
Other liabilities and deferred income (Note 9)	3,086	3,500
Payable to Automotive	672	—
Total Financial Services liabilities	98,081	97,146
Intersector elimination	(672)	(252)
Total liabilities	176,656	176,055

Redeemable noncontrolling interest (Note 13)	324	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,889 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,094	20,976
Retained earnings	19,296	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(22,533)	(22,854)
Treasury stock	(302)	(292)
Total equity attributable to Ford Motor Company	17,595	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	17,638	15,989
Total liabilities and equity	$194,618	$192,366
The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2013	2012
	First Quarter
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$211	$2,075

Cash flows from investing activities of continuing operations
Capital expenditures	(1,483)	(1,093)
Acquisitions of retail and other finance receivables and operating leases	(10,358)	(8,929)
Collections of retail and other finance receivables and operating leases	8,224	7,850
Purchases of securities	(38,953)	(19,816)
Sales and maturities of securities	38,761	17,704
Cash change due to initial consolidation of businesses	9	—
Proceeds from sale of business	—	5
Settlements of derivatives	(217)	(201)
Other	166	(31)
Net cash provided by/(used in) investing activities	(3,851)	(4,511)

Cash flows from financing activities of continuing operations
Cash dividends	(392)	(190)
Purchases of Common Stock	(10)	(27)
Changes in short-term debt	(1,428)	(1,651)
Proceeds from issuance of other debt	11,242	10,318
Principal payments on other debt	(7,548)	(8,164)
Other	103	84
Net cash provided by/(used in) financing activities	1,967	370

Effect of exchange rate changes on cash and cash equivalents	(166)	162

Net increase/(decrease) in cash and cash equivalents	$(1,839)	$(1,904)

Cash and cash equivalents at January 1	$15,659	$17,148
Net increase/(decrease) in cash and cash equivalents	(1,839)	(1,904)
Cash and cash equivalents at March 31	$13,820	$15,244

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2013		2012
	First Quarter
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$721	$1,552	$875	$1,269

Cash flows from investing activities of continuing operations
Capital expenditures	(1,471)	(12)	(1,083)	(10)
Acquisitions of retail and other finance receivables and operating leases	—	(10,576)	—	(9,043)
Collections of retail and other finance receivables and operating leases	—	8,224	—	7,850
Net collections/(acquisitions) of wholesale receivables	—	(1,844)	—	45
Purchases of securities	(29,697)	(9,256)	(14,302)	(5,514)
Sales and maturities of securities	29,740	9,021	13,525	4,380
Cash change due to initial consolidation of businesses	9	—	—	—
Proceeds from sale of business	—	—	—	5
Settlements of derivatives	(177)	(40)	(174)	(27)
Investing activity (to)/from Financial Services	(129)	—	45	—
Other	147	19	10	(41)
Net cash provided by/(used in) investing activities	(1,578)	(4,464)	(1,979)	(2,355)

Cash flows from financing activities of continuing operations
Cash dividends	(392)	—	(190)	—
Purchases of Common Stock	(10)	—	(27)	—
Changes in short-term debt	(240)	(1,188)	(19)	(1,632)
Proceeds from issuance of other debt	2,059	9,183	674	9,644
Principal payments on other debt	(823)	(6,725)	(132)	(8,233)
Financing activity to/(from) Automotive	—	129	—	(45)
Other	43	60	9	75
Net cash provided by/(used in) financing activities	637	1,459	315	(191)

Effect of exchange rate changes on cash and cash equivalents	(38)	(128)	85	77

Net increase/(decrease) in cash and cash equivalents	$(258)	$(1,581)	$(704)	$(1,200)

Cash and cash equivalents at January 1	$6,247	$9,412	$7,965	$9,183
Net increase/(decrease) in cash and cash equivalents	(258)	(1,581)	(704)	(1,200)
Cash and cash equivalents at March 31	$5,989	$7,831	$7,261	$7,983

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 14)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989
Net income	—	—	1,611	—	—	1,611	1	1,612
Other comprehensive income/(loss), net of tax	—	—	—	321	—	321	—	321
Common stock issued (including share-based compensation impacts)	—	118	—	—	—	118	—	118
Treasury stock/other	—	—	—	—	(10)	(10)	—	(10)
Cash dividends declared	—	—	(392)	—	—	(392)	—	(392)
Balance at March 31, 2013	$40	$21,094	$19,296	$(22,533)	$(302)	$17,595	$43	$17,638

Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income	—	—	1,396	—	—	1,396	2	1,398
Other comprehensive income/(loss), net of tax	—	—	—	420	—	420	—	420
Common stock issued (including share-based compensation impacts)	1	(21)	—	—	—	(20)	—	(20)
Treasury stock/other	—	—	—	—	(27)	(27)	(1)	(28)
Cash dividends declared	—	—	(191)	—	—	(191)	—	(191)
Balance at March 31, 2012	$39	$20,884	$14,190	$(18,314)	$(193)	$16,606	$44	$16,650

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Adoption of New Accounting Standards

Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Note 3 and Note 12 for further disclosure regarding balance sheet offsetting.

Intangibles - Goodwill and Other. On January 1, 2013, we adopted the new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The adoption of this accounting standard did not impact our financial condition or results of operations.

Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income/(loss) ("AOCI") and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. See Note 14 for further disclosure regarding the significant amounts reclassified out of AOCI.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	March 31, 2013	December 31, 2012
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$3,828	$3,488
Automotive sector non-current deferred income tax assets	12,081	13,325
Financial Services sector deferred income tax assets (a)	178	184
Total	16,087	16,997
Reclassification for netting of deferred income taxes	(1,608)	(1,812)
Consolidated balance sheet presentation of deferred income tax assets	$14,479	$15,185

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$185	$81
Automotive sector non-current deferred income tax liabilities	409	514
Financial Services sector deferred income tax liabilities	1,652	1,687
Total	2,246	2,282
Reclassification for netting of deferred income taxes	(1,608)	(1,812)
Consolidated balance sheet presentation of deferred income tax liabilities	$638	$470
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended March 31 was as follows (in millions):

	First Quarter
	2013	2012
Automotive net cash provided by/(used in) operating activities	$721	$875
Financial Services net cash provided by/(used in) operating activities	1,552	1,269
Total sector net cash provided by/(used in) operating activities	2,273	2,144
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(1,844)	45
Finance receivables (b)	(218)	(114)
Consolidated net cash provided by/(used in) operating activities	$211	$2,075

Automotive net cash provided by/(used in) investing activities	$(1,578)	$(1,979)
Financial Services net cash provided by/(used in) investing activities	(4,464)	(2,355)
Total sector net cash provided by/(used in) investing activities	(6,042)	(4,334)
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	1,844	(45)
Finance receivables (b)	218	114
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	(201)
Elimination of investing activity to/(from) Financial Services in consolidation	129	(45)
Consolidated net cash provided by/(used in) investing activities	$(3,851)	$(4,511)

Automotive net cash provided by/(used in) financing activities	$637	$315
Financial Services net cash provided by/(used in) financing activities	1,459	(191)
Total sector net cash provided by/(used in) financing activities	2,096	124
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	201
Elimination of investing activity to/(from) Financial Services in consolidation	(129)	45
Consolidated net cash provided by/(used in) financing activities	$1,967	$370
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

(b)	Includes cash flows of finance receivables purchased/collected by the Financial Services sector from certain divisions and subsidiaries of the Automotive sector.

(c)	Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

Venezuelan Operations

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar which resulted in a remeasurement loss of $186 million. At March 31, 2013, we had $422 million in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $446 million in cash and cash equivalents. The operating environment in Venezuela continues to be challenging, reflecting economic uncertainty and our limited ability to convert bolivars to U.S. dollars through the foreign exchange administration authorities. Various restrictions on our ability to manage our operations, including restrictions on the distribution of foreign exchange by the authorities, have affected our Venezuelan operation's ability to pay obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production, thereby restricting our ability to benefit from our investment in this operation.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Foreign Currency Matters - Parent's Accounting for Cumulative Translation Adjustment. In March 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective for us as of January 1, 2014 and we do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This new accounting standard is effective for us as of January 1, 2014 and we do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

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

We have entered into repurchase agreements with certain counterparties where we are the transferee, and we account for these agreements as an asset along with a liability to resell the asset to the transferor at a future date. These agreements allow us to offset our entire gross exposure in the event of default or termination of the counterparty agreement due to breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at March 31, 2013 and December 31, 2012 was $72 million and $51 million, respectively.

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

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 5) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The nonrecurring fair value measurements for retail receivables are based on the number of contracts multiplied by the loss severity and the probability of default ("POD") percentage, or the outstanding receivable balances multiplied by the average recovery value ("ARV") percentage to determine the fair value adjustment.

The nonrecurring fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 11) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt's fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$50	$—	$—	$50	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	400	—	400	—	718	—	718
Non-U.S. government	—	—	—	—	—	139	—	139
Non-U.S. government agencies (a)	—	410	—	410	—	365	—	365
Corporate debt	—	4	—	4	—	—	—	—
Total cash equivalents – financial instruments (b)	50	814	—	864	—	1,222	—	1,222
Marketable securities
U.S. government	3,613	—	—	3,613	4,493	—	—	4,493
U.S. government-sponsored enterprises	—	5,295	—	5,295	—	5,459	—	5,459
Non-U.S. government agencies (a)	—	5,811	—	5,811	—	4,794	—	4,794
Corporate debt	—	2,270	—	2,270	—	1,871	—	1,871
Mortgage-backed and other asset-backed	—	27	—	27	—	25	—	25
Equities	201	—	—	201	142	—	—	142
Non-U.S. government	—	948	—	948	—	1,367	—	1,367
Other liquid investments (c)	—	25	—	25	—	27	—	27
Total marketable securities	3,814	14,376	—	18,190	4,635	13,543	—	18,178
Derivative financial instruments
Foreign currency exchange contracts	—	395	—	395	—	218	—	218
Commodity contracts	—	10	11	21	—	19	4	23
Total derivative financial instruments (d)	—	405	11	416	—	237	4	241
Total assets at fair value	$3,864	$15,595	$11	$19,470	$4,635	$15,002	$4	$19,641
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$479	$—	$479	$—	$486	$—	$486
Commodity contracts	—	90	4	94	—	112	12	124
Total derivative financial instruments (d)	—	569	4	573	—	598	12	610
Total liabilities at fair value	$—	$569	$4	$573	$—	$598	$12	$610
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.4 billion and $3 billion at March 31, 2013 and December 31, 2012, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.7 billion and $2 billion at March 31, 2013 and December 31, 2012, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$2	$—	$—	$2	$200	$—	$—	$200
U.S. government-sponsored enterprises	—	136	—	136	—	20	—	20
Non-U.S. government	—	42	—	42	—	103	—	103
Corporate debt	—	3	—	3	—	1	—	1
Total cash equivalents – financial instruments (a)	2	181	—	183	200	124	—	324
Marketable securities
U.S. government	629	—	—	629	620	—	—	620
U.S. government-sponsored enterprises	—	297	—	297	—	12	—	12
Non-U.S. government agencies (b)	—	182	—	182	—	95	—	95
Corporate debt	—	1,120	—	1,120	—	1,155	—	1,155
Mortgage-backed and other asset-backed	—	54	—	54	—	67	—	67
Non-U.S. government	—	39	—	39	—	142	—	142
Other liquid investments (c)	—	10	—	10	—	15	—	15
Total marketable securities	629	1,702	—	2,331	620	1,486	—	2,106
Derivative financial instruments
Interest rate contracts	—	1,220	—	1,220	—	1,291	—	1,291
Foreign currency exchange contracts	—	51	—	51	—	9	—	9
Cross-currency interest rate swap contracts	—	45	—	45	—	—	—	—
Total derivative financial instruments (d)	—	1,316	—	1,316	—	1,300	—	1,300
Total assets at fair value	$631	$3,199	$—	$3,830	$820	$2,910	$—	$3,730
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$215	$—	$215	$—	$256	$—	$256
Foreign currency exchange contracts	—	14	—	14	—	8	—	8
Cross-currency interest rate swap contracts	—	26	—	26	—	117	—	117
Total derivative financial instruments (d)	—	255	—	255	—	381	—	381
Total liabilities at fair value	$—	$255	$—	$255	$—	$381	$—	$381
 __________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.4 billion and $6.5 billion at March 31, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.2 billion and $2.6 billion at March 31, 2013 and December 31, 2012, respectively.

(b)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	March 31, 2013	December 31, 2012
Financial Services Sector
North America
Retail receivables	$44	$52
Dealer loans	1	2
Total North America	45	54
International
Retail receivables	24	26
Total International	24	26
Total Financial Services sector	$69	$80

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended March 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	First Quarter
	2013	2012
Financial Services Sector
North America
Retail receivables	$(21)	$(11)
Dealer loans	(1)	—
Total North America	(22)	(11)
International
Retail receivables	(3)	(5)
Total International	(3)	(5)
Total Financial Services sector	$(25)	$(16)

Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			March 31, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$7	$6 - $7	$(8)	$(7) - $(8)
Financial Services Sector
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$44	$30 - $44	$52	$38 - $52
International	Income Approach	ARV percentage	$24	$23 - $26	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$1	$1 - $3	$2	$1 - $3

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	March 31, 2013	December 31, 2012
Automotive sector	$118	$172
Financial Services sector	160	172
Total Company	$278	$344

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	March 31, 2013	December 31, 2012
Automotive sector (a)	$173	$519
Financial Services sector	76,632	75,770
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,982)	(4,779)
Finance receivables, net	$71,823	$71,510
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector notes receivable consist primarily of amounts loaned to our unconsolidated affiliates. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

Notes receivable, net were as follows (in millions):

	March 31, 2013	December 31, 2012
Notes receivable	$199	$542
Less: Allowance for credit losses	(26)	(23)
Notes receivable, net	$173	$519

Financial Services Sector

Our Financial Services sector finance receivables primarily relate to Ford Credit, but also include the Other Financial Services segment and certain intersector eliminations.

Our Financial Services sector segments the North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables.  Generally, receivables are secured by the vehicles, inventory, or other property being financed.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Finance receivables, net were as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$39,369	$9,468	$48,837	$39,504	$10,460	$49,964
Less: Unearned interest supplements	(1,172)	(232)	(1,404)	(1,264)	(287)	(1,551)
Consumer finance receivables	$38,197	$9,236	$47,433	$38,240	$10,173	$48,413
Non-Consumer
Dealer financing	$20,580	$7,712	$28,292	$19,429	$7,242	$26,671
Other	856	420	1,276	689	386	1,075
Non-Consumer finance receivables	21,436	8,132	29,568	20,118	7,628	27,746
Total recorded investment	$59,633	$17,368	$77,001	$58,358	$17,801	$76,159

Recorded investment in finance receivables	$59,633	$17,368	$77,001	$58,358	$17,801	$76,159
Less: Allowance for credit losses	(292)	(77)	(369)	(309)	(80)	(389)
Finance receivables, net	$59,341	$17,291	$76,632	$58,049	$17,721	$75,770

Net finance receivables subject to fair value (a)			$75,081			$73,618
Fair value			76,969			75,618
__________

(a)
At March 31, 2013 and December 31, 2012, excludes $1.6 billion and $2.2 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 3 for additional information.

Excluded from Financial Services sector finance receivables at March 31, 2013 and December 31, 2012, was $185 million and $183 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at March 31, 2013 and December 31, 2012 were North America consumer receivables of $22.5 billion and $23 billion and non-consumer receivables of $17.4 billion and $17.1 billion, respectively, and International consumer receivables of $5.8 billion and $6.6 billion and non-consumer receivables of $4.9 billion and $4.5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt and other obligations issued or arising in securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions (see Notes 8 and 11).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $11 million and $13 million at March 31, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts greater than 90 days past due and still accruing interest was de minimis and $5 million at March 31, 2013 and December 31, 2012, respectively.

The aging analysis of our Financial Services sector finance receivables balances were as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$447	$49	$496	$783	$50	$833
61-90 days past due	50	16	66	97	18	115
91-120 days past due	16	8	24	21	9	30
Greater than 120 days past due	44	27	71	52	29	81
Total past due	557	100	657	953	106	1,059
Current	37,640	9,136	46,776	37,287	10,067	47,354
Consumer finance receivables	$38,197	$9,236	$47,433	$38,240	$10,173	$48,413

Non-Consumer
Total past due	$37	$11	$48	$29	$11	$40
Current	21,399	8,121	29,520	20,089	7,617	27,706
Non-Consumer finance receivables	21,436	8,132	29,568	20,118	7,628	27,746
Total recorded investment	$59,633	$17,368	$77,001	$58,358	$17,801	$76,159

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

The credit quality analysis of our dealer financing receivables were as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$17,397	$4,893	$22,290	$16,526	$4,551	$21,077
Group II	2,836	1,561	4,397	2,608	1,405	4,013
Group III	307	1,251	1,558	277	1,279	1,556
Group IV	40	7	47	18	7	25
Total recorded investment	$20,580	$7,712	$28,292	$19,429	$7,242	$26,671

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that have been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2013 and December 31, 2012 was $418 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2013 and December 31, 2012 was $66 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $275 million or 0.6% of our consumer receivables at March 31, 2013, and $304 million or 0.6% of our consumer receivables at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $35 million or 0.1% of our non-consumer receivables at March 31, 2013, and $29 million or 0.1% of our non-consumer receivables at December 31, 2012.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer contracts that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. Non-consumer receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss or avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $55 million or 0.1% and $63 million or 0.1% of our consumer receivables during the period ended March 31, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.3% and 6.1% of TDRs at March 31, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended March 31, 2013, and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended March 31, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or, for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $17 million at March 31, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis during the periods ended March 31, 2013 and 2012.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Automotive Sector

Following is an analysis of the allowance for credit losses for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Allowance for credit losses
Beginning balance	$23	$29
Charge-offs	—	—
Recoveries	—	(2)
Provision for credit losses	3	—
Other	—	7
Ending balance	$26	$34

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Financial Services Sector

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions):

	First Quarter 2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$360	$29	$389	$23	$412
Charge-offs	(80)	(1)	(81)	(15)	(96)
Recoveries	39	1	40	11	51
Provision for credit losses	28	(2)	26	3	29
Other (a)	(5)	—	(5)	—	(5)
Ending balance	$342	$27	$369	$22	$391

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$320	$26	$346	$22	$368
Specific impairment allowance	22	1	23	—	23
Ending balance	$342	$27	$369	$22	$391

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,015	$29,502	$76,517	$16,251
Specifically evaluated for impairment	418	66	484	—
Recorded investment (b)	$47,433	$29,568	$77,001	$16,251

Ending balance, net of allowance for credit losses	$47,091	$29,541	$76,632	$16,229

	First Quarter 2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$457	$44	$501	$40	$541
Charge-offs	(85)	(4)	(89)	(13)	(102)
Recoveries	47	5	52	14	66
Provision for credit losses	2	(18)	(16)	(8)	(24)
Other (a)	3	1	4	—	4
Ending balance	$424	$28	$452	$33	$485

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$407	$21	$428	$33	$461
Specific impairment allowance	17	7	24	—	24
Ending balance	$424	$28	$452	$33	$485

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,455	$26,444	$73,899	$12,350
Specifically evaluated for impairment	394	70	464	—
Recorded investment (b)	$47,849	$26,514	$74,363	$12,350

Ending balance, net of allowance for credit losses	$47,425	$26,486	$73,911	$12,317
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 25% and 18% of total inventories at March 31, 2013 and December 31, 2012, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories were as follows (in millions):

	March 31, 2013	December 31, 2012
Raw materials, work-in-process, and supplies	$3,889	$3,697
Finished products	5,494	4,614
Total inventories under FIFO	9,383	8,311
Less: LIFO adjustment	(960)	(949)
Total inventories	$8,423	$7,362

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of March 31, 2013 or December 31, 2012. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically-significant activities of the joint venture.

We also have suppliers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	March 31, 2013	December 31, 2012	Change in Maximum Exposure
Investments	$242	$242	$—
Supplier arrangements	7	5	2
Total maximum exposure	$249	$247	$2

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at March 31, 2013 and December 31, 2012, and ranged from $0 to $69 million during the first quarter of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program.

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

	March 31, 2013
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.3	$26.3	$23.0
Wholesale	0.3	21.1	12.8
Total finance receivables	2.6	47.4	35.8
Net investment in operating leases	0.4	6.6	4.7
Total	$3.0	$54.0	$40.5

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.2	$27.0	$23.2
Wholesale	0.3	20.5	12.8
Total finance receivables	2.5	47.5	36.0
Net investment in operating leases	0.4	6.3	4.2
Total (a)	$2.9	$53.8	$40.2
__________

(a)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank open market operations program. This external funding of $145 million at December 31, 2012 was not reflected as debt of the VIEs and is excluded from the table above, but was included in our consolidated debt. The finance receivables backing this external funding are included in the table above.

Interest expense on securitization debt related to consolidated VIEs was $151 million and $227 million for the period ended March 31, 2013 and 2012, respectively.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 12 for additional information regarding the accounting for derivatives.

Our exposures based on the fair value of derivative instruments with external counterparties related to consolidated VIEs that support our securitization transactions were as follows (in millions):

	March 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$47	$60	$4	$134
Derivatives related to the VIEs	52	47	74	63
Total exposures related to the VIEs	$99	$107	$78	$197

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Derivative expense/(income) related to consolidated VIEs that support Ford Credit's securitization programs for the periods ended March 31 was as follows (in millions):

	First Quarter
	2013	2012
VIEs	$(92)	$95
Related to the VIEs	3	12
Total derivative expense/(income) related to the VIEs	$(89)	$107

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $70 million and $71 million at March 31, 2013 and December 31, 2012, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	March 31, 2013	December 31, 2012
Automotive Sector
Current
Dealer and dealers' customer allowances and claims	$7,004	$6,779
Deferred revenue	2,432	2,796
Employee benefit plans	1,389	1,504
Accrued interest	234	277
Other postretirement employee benefits ("OPEB")	408	409
Pension (a)	388	387
Other	2,673	3,206
Total Automotive accrued liabilities and deferred revenue	14,528	15,358
Non-current
Pension (a)	16,216	18,400
OPEB	6,340	6,398
Dealer and dealers' customer allowances and claims	2,067	2,036
Deferred revenue	2,073	1,893
Employee benefit plans	660	767
Other	1,484	1,055
Total Automotive other liabilities	28,840	30,549
Total Automotive sector	43,368	45,907
Financial Services Sector	3,086	3,500
Total Company	$46,454	$49,407
__________

(a)
Balances at March 31, 2013 reflect net pension liabilities at December 31, 2012, updated for year-to-date service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$152	$130	$122	$93	$16	$17
Interest cost	478	552	287	298	65	72
Expected return on assets	(724)	(718)	(349)	(334)	—	—
Amortization of
Prior service costs/(credits)	43	55	17	18	(71)	(136)
(Gains)/Losses	195	106	173	103	40	32
Separation programs/other	1	7	9	34	—	1
(Gains)/Losses from curtailments and settlements	—	—	—	—	—	(10)
Net expense/(income)	$145	$132	$259	$212	$50	$(24)

Pension Plan Contributions

We expect to contribute about $5 billion to our worldwide funded pension plans in 2013 (including discretionary contributions of about $3.4 billion, largely to our U.S. plans). In the first quarter of 2013, we contributed $1.8 billion to our worldwide funded pension plans (including $1.2 billion in discretionary contributions to our U.S. plans), and made about $100 million of benefit payments to participants in unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $3.2 billion to our worldwide funded plans in 2013 (including discretionary contributions of about $2.2 billion, largely to our U.S. plans), and to make about $300 million in additional benefit payments to participants in unfunded plans, for a total of about $5.4 billion this year.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT AND COMMITMENTS

The carrying value of our debt was as follows (in millions):

Automotive Sector	March 31, 2013	December 31, 2012
Debt payable within one year
Short-term	$493	$484
Long-term payable within one year
U.S. Department of Energy ("DOE") Advanced Technology Vehicles Manufacturing ("ATVM") Incentive Program	591	591
Other debt	160	311
Total debt payable within one year	1,244	1,386
Long-term debt payable after one year
Public unsecured debt securities (a)	6,827	5,420
Unamortized (discount)/premium	(151)	(100)
Convertible notes	908	908
Unamortized (discount)/premium	(135)	(142)
DOE ATVM Incentive Program	4,867	5,014
EIB Credit Facilities (b)	1,194	729
Other debt	1,247	1,048
Unamortized (discount)/premium	4	(7)
Total long-term debt payable after one year	14,761	12,870
Total Automotive sector	$16,005	$14,256
Fair value of Automotive sector debt (c)	$17,184	$14,867
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$5,736	$5,752
Other asset-backed short-term debt	2,042	3,762
Floating rate demand notes	5,079	4,890
Commercial paper	1,685	1,686
Other short-term debt	1,939	1,655
Total short-term debt	16,481	17,745
Long-term debt
Unsecured debt
Notes payable within one year	5,048	5,830
Notes payable after one year	33,802	32,503
Asset-backed debt
Notes payable within one year	16,774	13,801
Notes payable after one year	18,687	20,266
Unamortized (discount)/premium	(124)	(134)
Fair value adjustments (d)	683	791
Total long-term debt	74,870	73,057
Total Financial Services sector	$91,351	$90,802
Fair value of Financial Services sector debt (c)	$94,815	$94,578
Total Company	$107,356	$105,058
__________

(a)
Public unsecured debt securities at March 31, 2013 increased by about $1.4 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043, offset by the redemption of about $600 million of 7.50% Notes due June 10, 2043.

(b)	Includes $512 million of EIB Credit Facilities debt due to the consolidation of Ford Romania, SA ("Ford Romania") on January 1, 2013. See
Note 17 for additional information.

(c)
The fair value of debt includes $493 million and $484 million of Automotive sector short-term debt and $8.7 billion and $8.4 billion of Financial Services sector short-term debt at March 31, 2013 and December 31, 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

(d)	Adjustments related to designated fair value hedges of unsecured debt.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) to income and/or recognized directly in income for the periods ended March 31 (in millions):

	First Quarter 2013			First Quarter 2012
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$55	$(72)	$(3)	$(147)	$(52)	$1
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$12			$(27)
Commodity contracts			(42)			71
Other – warrants			—			(4)
Total			$(30)			$40

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$61			$41
Ineffectiveness (a)			(6)			1
Total			$55			$42
Derivatives not designated as hedging instruments
Interest rate contracts			$1			$(4)
Foreign currency exchange contracts			81			(48)
Cross-currency interest rate swap contracts			138			(48)
Other (b)			—			(38)
Total			$220			$(138)
 __________

(a)
For first quarter 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $91 million loss and $80 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $85 million gain and $81 million gain, respectively.

(b)	Reflects gains/(losses) for derivative features included in the FUEL Notes (see Note 3).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	March 31, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$17,972	$264	$359	$17,663	$150	$357

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	9,780	131	120	9,225	68	129
Commodity contracts	1,911	21	94	1,854	23	124
Total derivatives not designated as hedging instruments	11,691	152	214	11,079	91	253
Total Automotive sector derivative financial instruments	$29,663	$416	$573	$28,742	$241	$610

Financial Services Sector
Fair value hedges
Interest rate contracts	$18,144	$723	$28	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	65,491	497	187	68,919	504	248
Foreign currency exchange contracts	2,661	51	14	2,378	9	8
Cross-currency interest rate swap contracts	3,349	45	26	3,006	—	117
Total derivatives not designated as hedging instruments	71,501	593	227	74,303	513	373
Total Financial Services sector derivative financial instruments	$89,645	$1,316	$255	$91,057	$1,300	$381

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on March 31, 2013 was $1.7 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	March 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in the balance sheet	$416	$573	$241	$610
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives	(344)	(344)	(218)	(218)
Cash collateral received or pledged	—	—	—	—
Net amount	$72	$229	$23	$392

Financial Services Sector
Gross derivative amounts recognized in the balance sheet	$1,316	$255	$1,300	$381
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives	(175)	(175)	(222)	(222)
Cash collateral received or pledged	—	—	—	—
Net amount	$1,141	$80	$1,078	$159

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other receivables, net or Payables in our consolidated balance sheet.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at March 31, 2013 and December 31, 2012, our adjustment decreased derivative assets by $1 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at March 31, 2013 and December 31, 2012, our adjustment decreased derivative assets by $14 million and $14 million, respectively, and decreased derivative liabilities by $9 million and $5 million, respectively. See Note 3 for more detail on valuation methodologies.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture between Ford and Mazda Motor Corporation ("Mazda") that operates an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda ("the Option"). The Option is exercisable at a price of $338 million as determined by a formula based on AAI's final December 31, 2012 closing balance sheet and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. Mazda's share in AAI is redeemable by Ford or Mazda for a three-year period commencing on September 1, 2015. The following table summarizes the changes in our redeemable noncontrolling interest for the period ended March 31 (in millions):

2013
Balance on December 31, 2012	$322
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	2
Ending balance	$324

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Foreign currency translation
Beginning balance	$(1,241)	$(1,383)
Net gain/(loss) on foreign currency translation	(358)	523
Reclassifications to net income (a)	(9)	—
Other comprehensive income/(loss), net of tax	(367)	523
Ending balance	$(1,608)	$(860)

Derivative instruments
Beginning balance	$(175)	$(181)
Net gain/(loss) on derivative instruments (net of tax of $7 and tax benefit of $48)	48	(99)
Reclassifications to net income (net of tax of $23 and $16) (b)	49	36
Other comprehensive income/(loss), net of tax	97	(63)
Ending balance	$(78)	$(244)

Pension and other postretirement benefits
Beginning balance	$(21,438)	$(17,170)
Prior service cost arising during the period	—	—
Net gain/(loss) arising during the period	—	—
Amortization of prior service cost included in net income (net of tax benefit of $7 and $28) (c)	(4)	(45)
Amortization of (gain)/loss included in net income (net of tax of $121 and $79) (c)	287	162
Translation impact on non-U.S. plans	308	(157)
Other comprehensive income/(loss), net of tax	591	(40)
Ending balance	$(20,847)	$(17,210)

Total AOCI ending balance at March 31	$(22,533)	$(18,314)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)	Gain/(loss) on cash flow hedges is reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 12 for additional information.

(c)	These AOCI components are included in the computation of net periodic pension cost. See Note 10 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Interest income	$44	$87
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	75	26
Gains/(Losses) on changes in investments in affiliates	(12)	(3)
Gains/(Losses) on extinguishment of debt	(18)	—
Royalty income	113	81
Other	43	41
Total	$245	$232

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Interest income (investment-related)	$14	$16
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	1	13
Insurance premiums earned	29	26
Other	52	18
Total	$96	$73

NOTE 16. INCOME TAXES

For interim tax reporting we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act reinstated the U.S. federal research and development tax credit and U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the period ended March 31, 2013 reflects a $221 million tax benefit related to the retroactive provisions of the Act.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. CHANGES IN INVESTMENTS IN AFFILIATES AND ASSETS HELD FOR SALE

Automotive Sector

Changes in Investments in Affiliates

Ford Romania. Effective January 1, 2013, the Romanian government ceded control and participation in our operations in Romania. As a result of acquiring full management control, we consolidated Ford Romania under the acquisition method of accounting. Prior to consolidation, our ownership in Ford Romania had been reflected at 100% under the equity method of accounting.
We measured the fair value of Ford Romania using the income approach. We used cash flows that reflect our approved business plan for Ford Romania and align with assumptions a market participant would make. We assumed a discount rate of 8% based on an appropriate weighted-average cost of capital, adjusted for perceived business risks.
The fair value of 100% of Ford Romania's identifiable net assets was $48 million, as shown below (in millions):

January 1, 2013
Assets
Cash and cash equivalents	$9
Receivables	119
Inventories	70
Net property	927
Other assets	112
Total assets of Ford Romania (a)	$1,237
Liabilities
Payables	$232
Accrued liabilities	72
Debt	881
Other liabilities	4
Total liabilities of Ford Romania (a)	$1,189
___________

(a)	As of January 1, 2013, intercompany assets of $68 million and intercompany liabilities of $360 million have been eliminated in both consolidated and sector balance sheets.

The excess of our previously recorded equity interest of $63 million over fair value of the net assets acquired resulted in a pre-tax loss of $15 million recorded in Automotive interest income and other income/(expense), net.

Financial Services Sector

Assets Held for Sale

Other Financial Services Segment. During the first quarter of 2013, we reclassified to Assets held for sale $571 million of Volvo-related retail financing receivables that we no longer had the intent to hold for the foreseeable future. We determined a valuation allowance was not required, based on an analysis of the fair value of the receivables.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

We present both basic and diluted earnings per share ("EPS") amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, including "in-the-money" stock options and unvested restricted stock units, and conversion into Ford common stock of our outstanding convertible notes.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2013	2012
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,611	$1,396
Effect of dilutive 2016 Convertible Notes (a)	13	11
Effect of dilutive 2036 Convertible Notes (a)	—	—
Diluted income	$1,624	$1,407

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,923	3,803
Net dilutive options and warrants (b)	49	154
Dilutive 2016 Convertible Notes	97	95
Dilutive 2036 Convertible Notes	3	3
Diluted shares	4,072	4,055
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
The net dilutive effect for warrants was approximately 93 million dilutive shares for first quarter 2012, representing the net share settlement methodology for the 362 million warrants outstanding as of March 31, 2012. The warrants expired by their terms on January 1, 2013 and no warrants are outstanding.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SEGMENT INFORMATION

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Quarter 2013
Revenues	$22,235	$2,308	$6,723	$2,592	$—	$—	$33,858
Income before income taxes	2,442	(218)	(462)	6	(125)	(23)	1,620
Total assets at March 31	52,315	6,980	20,632	8,111	—	—	88,038

First Quarter 2012
Revenues	$18,599	$2,382	$7,269	$2,275	$—	$—	$30,525
Income before income taxes	2,133	54	(149)	(95)	(106)	(255)	1,582
Total assets at March 31	47,970	6,518	20,546	6,614	—	—	81,648

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Quarter 2013
Revenues	$2,015	$60	$(123)	$1,952	$—	$35,810
Income before income taxes	507	(4)	—	503	—	2,123
Total assets at March 31	107,140	7,286	(7,174)	107,252	(2,280)	193,010

First Quarter 2012
Revenues	$1,976	$72	$(128)	$1,920	$—	$32,445
Income before income taxes	452	4	—	456	—	2,038
Total assets at March 31	101,682	8,353	(7,171)	102,864	(2,437)	182,075
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  COMMITMENTS AND CONTINGENCIES

Guarantees

At March 31, 2013 and December 31, 2012, the following guarantees and indemnifications were issued and outstanding:

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

	March 31, 2013	December 31, 2012
Maximum potential payments	$244	$409
Carrying value of recorded liabilities related to guarantees	8	17

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., "non-pattern matters"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.7 billion.

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

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue for the periods ended March 31 were as follows (in millions):

	First Quarter
	2013	2012
Beginning balance	$3,656	$3,915
Payments made during the period	(583)	(560)
Changes in accrual related to warranties issued during the period	502	526
Changes in accrual related to pre-existing warranties	7	26
Foreign currency translation and other	(30)	41
Ending balance	$3,552	$3,948

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2013 and 2012 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 1, 2013

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

Our first quarter 2013 pre-tax results and net income were as follows (in millions):

	First Quarter
	2013	Better/(Worse) 2012
Income
Pre-tax results (excl. special items)	$2,146	$(147)
Special items	(23)	232
Pre-tax results (incl. special items)	2,123	85
(Provision for)/Benefit from income taxes	(511)	129
Net income	1,612	214
Less: Income/(Loss) attributable to noncontrolling interests	1	(1)
Net income attributable to Ford	$1,611	$215

The increase in net income primarily reflected the favorable impact in the first quarter of U.S. tax law changes, including extension of U.S. research tax credits, as discussed in Note 16 of the Notes to the Financial Statements. Pre-tax results are discussed in more detail below.

Net income includes certain items ("special items") that we have grouped into "Personnel and Dealer-Related Items" and "Other Items" to provide useful information to investors about the nature of the special items. The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities. The second category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

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

The following table details Automotive sector special items in each category:

	First Quarter
	2013	2012
	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(8)	$(233)
Mercury discontinuation/Other dealer actions	—	(16)
Total Personnel and Dealer-Related Items	(8)	(249)
Other Items
Ford Romania consolidation loss	(15)	—
Other	—	(6)
Total Other Items	(15)	(6)
Total Special Items	$(23)	$(255)
__________

(a)	Includes pension-related special items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

The chart below details first quarter 2013 pre-tax results by sector:

TOTAL COMPANY
2013 FIRST QUARTER PRE-TAX RESULTS

Millions
$2,146
$1,643
Ford Credit $507
Other (4)
$503
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2012	$(147)	$(194)	$47
B / (W) 2012 4Q	465	381	84

Total Company first quarter 2013 pre-tax profit of $2.1 billion reflects strong results from both sectors. Compared with 2012, total Company pre-tax profit decreased, more than explained by the decrease in Automotive sector results.

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

Total Automotive. The charts below detail first quarter key metrics and the change in pre-tax results for the first quarter of 2013 compared with the first quarter of 2012 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2013 FIRST QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
1,358
1,497
2012
2013
Revenue (Bils.)
$30.5
$33.9
2012
2013
Pre-Tax Results (Mils.)
$1,837
$1,643
2012
2013
Operating Margin (Pct.)
6.4%
5.2%
2012
2013

AUTOMOTIVE SECTOR
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
Market Factors
Total Cost
$(0.2)
$1.8
$1.6
Industry $ 0.2
Share 0.2
Stocks 0.4
Mix / Other (0.1)
$0.7
Pricing $ 0.9
Incentives / Other (0.4)
$0.5
Mfg. / Engineering $(0.4)
Advert. & Sales Promo. (0.2)
Spending Related (0.1)
Pension / OPEB (0.1)
Admin. & Selling / Other (0.1)
Total Structural Costs $(0.9)
Other Non-Struct. Costs $(0.1)
$0.3
$(0.2)
Material Incl. Commodities $(0.3)
Warranty / Freight 0.1
$(1.0)
$(0.5)
2012 1Q
2013 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

Memo: B / (W) Than 2012 4Q	2013 1Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Net Interest / Other
	$0.3	$0.1	$ -	$0.4	$0.4	$(0.5)	$(0.1)

As shown above, first quarter 2013 wholesales and revenue for the total Automotive sector were each approximately 10% higher than a year ago, driven by Ford North America and Ford Asia Pacific Africa. Higher volume reflects the impact of higher industry volume and improved market share, as well as favorable changes in dealer stocks. The growth in revenue was driven mainly by higher volume and net pricing gains, offset partially by unfavorable exchange.

First quarter 2013 pre-tax results and operating margin for the total Automotive sector decreased, explained by Ford Europe and Ford South America. Examining the decrease by causal factors, the primary drivers were higher costs and unfavorable exchange. The cost increase mainly reflects investments in higher volume, growth, and new products for this year and the future, as well as restructuring in Europe, and higher pension and OPEB expense. The unfavorable exchange is primarily in South America, mainly the Venezuelan bolivar. Favorable market factors were a partial offset, including the impact of higher volume and positive net pricing, with contributions from each region other than Europe.

The increase in pre-tax profit for the first quarter of 2013 compared with the fourth quarter of 2012 is more than explained by lower costs in all regions except Europe, offset partially by unfavorable exchange, mainly in South America and Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for the first quarter of 2013 and 2012 was $32.5 billion and $29.1 billion, respectively, a difference of $3.4 billion. An explanation of the changes, as reconciled to our income statement, is shown below (in billions):

2013 Better/(Worse) 2012
First Quarter
Explanation of change:
Volume and mix, exchange, and other	$(2.4)
Contribution costs (a)
Commodity costs (incl. hedging)	—
Material costs excluding commodity costs	(0.3)
Warranty/Freight	0.1
Other costs (a)
Structural costs	(0.9)
Other	(0.1)
Special items	0.2
Total	$(3.4)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Shown below are pre-tax results by segment for the first quarter of 2013.

AUTOMOTIVE SECTOR
2013 FIRST QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$1,643
$2,442
$(218)
$(462)
$6
$(125)
Net Interest $(189)
Fair Mkt. Value Adj. / Other 64
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2012 1Q	$(194)	$309	$(272)	$(313)	$101	$(19)
B / (W) 2012 4Q	381	570	(363)	270	(33)	(63)

First quarter 2013 total Automotive pre-tax profit was more than explained by Ford North America. Ford Asia Pacific Africa had a small profit, while Ford South America and Ford Europe incurred losses. The loss in Other Automotive reflects net interest expense, offset partially by a favorable fair market value adjustment of our investment in Mazda.

For full-year 2013, we expect net interest expense to be about $750 million to $800 million, in line with the first quarter run rate of about $200 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key first quarter metrics and the change in the first quarter of 2013 pre-tax results compared with the first quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 FIRST QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
651
761
Revenue (Bils.)
$18.6
$22.3
Pre-Tax Results (Mils.)
$2,133
$2,442
Operating Margin (Pct.)
11.5%
11.0%
2012
2013
2012
2013
2012
2013
2012
2013

Memo:

First Quarter (U.S. Market)		
U.S. Industry SAAR (Mils.)	14.5	15.6
U.S. Market Share	15.2%	15.9%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
$0.3
$2.1
$2.4
U.S. Industry $ 0.3
U.S. Share 0.3
Stocks 0.3
Mix / Other (0.2)
Material Incl. Commod. $(0.2)
Pricing $ 0.6
Incentives / Other (0.3)
Mfg. / Engineering $(0.3)
Advert. & Sales Promo. (0.1)
Pension / OPEB / Other (0.1)
Total Structural Costs $(0.5)
Other $(0.1)
$0.7
$0.3
$(0.2)
$(0.6)
$ -
$0.1
2012 1Q
2013 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

	2013 1Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
Memo: B / (W) Than 2012 4Q	$0.5	$ -	$(0.1)	$0.3	$0.4	$(0.1)	$ -

As shown above, wholesales and revenue for Ford North America increased 17% and 20%, respectively, compared with the same period a year ago. The volume improvement mainly reflects higher U.S. industry sales, which increased from a seasonally adjusted annual selling rate ("SAAR") of 14.5 million to 15.6 million units, as well as favorable changes in dealer stocks and higher U.S. market share. The increase in revenue primarily reflects higher volume, and net pricing gains.

The year-over-year increase in pre-tax profit primarily reflects higher volume and favorable net pricing, offset partially by higher costs, mainly to support new products and growth, as well as higher pension and OPEB expense. Operating margin for first quarter 2013 was lower than a year ago, mainly due to the impact of our investments in new products and growth.

The increase in pre-tax profit for the first quarter of 2013 compared with the fourth quarter of 2012 primarily reflects a seasonal reduction in costs.

For full-year 2013, our guidance for Ford North America remains unchanged — higher pre-tax profit compared with 2012 and an operating margin of about 10%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2013 pre-tax results compared with the first quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 FIRST QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
118
113
2012
2013
Revenue (Bils.)
$2.4
$2.3
2012
2013
Pre-Tax Results (Mils.)
$54
$(218)
2012
2013
Operating Margin (Pct.)
2.3%
(9.4)%
2012
2013

Memo:
First Quarter

	2012	2013
Industry SAAR (Mils.)*	5.4	5.6
Market Share*	9.4%	9.1%

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $(18)
Share (26)
Stock (16)
Mix / Other 86
$54
$(272)
$(218)
$26
$204
$(133)
Material Incl. Commod. $(119)
Warranty / Freight (14)
$(91)
$(359)
$81
2012 1Q
2013 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2012 4Q	$(363)	$(250)	$21	$16	$81	$(317)	$86

As shown above, wholesales and revenue for Ford South America were each down 4% from a year ago. Although the SAAR improved from 5.4 million to 5.6 million units year over year, our volume declined due to unfavorable changes in dealer stocks and lower market share, which was more than explained by lower availability of our Fiesta small car during the quarter. The decline in revenue reflects unfavorable exchange, net of higher pricing.

The decline in results and operating margin for the first quarter compared with a year ago was driven by unfavorable exchange, mostly due to Venezuela, including the impact of the devaluation of the bolivar; weakness in the Argentinian peso also had an unfavorable effect. Net pricing was higher, and mix was favorable, but these factors were offset by higher costs.

The decline in results for the first quarter of 2013 compared with the fourth quarter of 2012 is primarily explained by unfavorable exchange.

For full-year 2013, our guidance for Ford South America remains unchanged — we continue to expect results to be about breakeven. The external environment, however, is uncertain, particularly in Venezuela and Argentina. There is a risk that this could adversely affect our ability to deliver full-year breakeven results for the region.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2013 pre-tax results compared with the first quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2013 FIRST QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
372
341
2012
2013
Revenue (Bils.)
$7.2
$6.7
2012
2013
Pre-Tax Results (Mils.)
$(149)
$(462)
2012
2013
Operating Margin (Pct.)
(2.0)%
(6.9)%
2012
2013

Memo:
First Quarter

	2012	2013
Industry SAAR (Mils.)**	14.2	13.3
Market Share**	8.5%	7.7%

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 11,000 and 12,000 units in First Quarter 2012 and 2013, respectively) and in Russia (totaling about 30,000 and 22,000 units in First Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Material Incl. Commod. $70
Warranty / Freight 61
Memo:
(Included in cost columns)
Industry $(107)
Share (126)
Stocks 180
Mix / Other (40)
$131
$(149)
$(93)
$(26)
$(40)
$(88)
$(110)
$(197)
Struc. Costs $(103)
Contrib. Costs (7)
$(462)
$(313)
Mfg. / Engineering $ (18)
Spending Related (85)
Advert. & Sales Promo. (54)
Pension / OPEB / Other (41)
Total Structural Costs $(198)
All Other $ 1
2012
2013
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost

Memo: B / (W) Than 2012 4Q	2013	Volume / Mix	Net Pricing	Contrib. Cost	Other Cost	Exchange	Other	Restructuring Cost
	$270	$388	$63	$84	$(158)	$(201)	$94	$(55)

As shown above, wholesales and revenue for Ford Europe were down 8% and 7%, respectively, from a year ago. The decline in volume reflects lower market share and industry volume, as the SAAR declined from 14.2 million units for the first quarter of 2012 to 13.3 million units for the first quarter of 2013; favorable changes in dealer stocks were a partial offset. The revenue decline reflects lower volume.

The decline in earnings and operating margin compared with a year ago was driven primarily by higher structural costs, reflecting restructuring-related costs (principally accelerated depreciation) and higher pension expense due to lower discount rates.

The improvement in results for the first quarter of 2013 compared with the fourth quarter of 2012 primarily reflects favorable market factors, including higher net pricing; unfavorable exchange was a partial offset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The graphic below shows highlights of our progress in delivering our European transformation plan, focused on product, brand, and cost:

AUTOMOTIVE SECTOR -- EUROPE
TRANSFORMATION PLAN STATUS

• Seven Products Launched
Product
• Improved Retail Share
• Improved Quality
• Lower Stocks
Sustainable, Profitable Growth
• Plans for Southampton Assembly, Dagenham Stamping and Tooling, and Genk Assembly On Track
Brand
Cost

On Track To Deliver All Aspects Of European Transformation Plan, With Solid Progress In First Quarter 2013

Our product acceleration in the region is underway, with the introduction of five new passenger vehicles since the announcement of our transformation plan in October 2012, as well as the introduction of two new commercial vehicles. Our new vehicles are off to a strong sales start, and are improving our brand image. While we expect overall market share in Europe to remain flat in 2013 compared with 2012, we are seeing growth in our retail market share in the five major Western European markets, which is critical to margins, residuals, and brand health. In addition, we are making good progress on quality and customer satisfaction.

We also are making progress on cost in Europe, including our plan to restructure our manufacturing base in the region. Discussions are progressing with unions at our Southampton assembly and Dagenham stamping and tooling operations in the U.K. as we move to close these plants mid-year. Discussions also are progressing at our facility in Genk, Belgium, where both our hourly and salaried employees now have ratified a package of proposed separation benefits. These costs will be amortized over the period the Genk facility will be in operation, with the amount each quarter dependent on such factors as the nature of the benefits to be provided and the expected timing of separations; in accordance with these factors, we presently expect to accrue a significant portion of these costs as a special item in the second quarter of 2013. As the Genk information and consultation process moves forward, we have resumed normal vehicle production levels at the plant. We also completed the planned reductions of salaried and agency workforce in Europe that we initiated in 2012.

For full-year 2013, our guidance for Ford Europe remains unchanged — we expect results to be a loss of about $2 billion. As noted, the business environment outlook in Europe remains uncertain; while we still believe that it is possible that economic and industry conditions will begin to stabilize later this year, recent economic indicators are mixed. Despite the challenging environment, we are on track in delivering our European transformation plan and progressing toward our goal of a profitable, growing Ford Europe by mid-decade.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2013 pre-tax results compared with the first quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 FIRST QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
217
282
2012
2013
Revenue (Bils.)
$2.3
$2.6
2012
2013
Pre-Tax Results (Mils.)
$(95)
$6
2012
2013
Operating Margin (Pct.)
(4.2)%
0.2%
2012
2013

Memo:
First Quarter

	2012	2013
Industry SAAR (Mils.)**	32.5	34.5
Market Share**	2.3%	3.0%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced in China by unconsolidated affiliates (totaling about 119,000 and 184,000 units in First Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 11 markets we track; market share includes Ford brand and JMC brand vehicles produced in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ 34
Share 53
Stocks (31)
Mix / Other 13
Royalties and Subs. $63
Parts & Accessories 11
Other 41
$101
$(95)
$6
$69
$23
$18
$(101)
$(23)
$115
2012 1Q
2013 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:

B / (W) Than 2012 4Q	$(33)	$(58)	$(12)	$37	$(31)	$51	$(20)

As shown above, Ford Asia Pacific Africa wholesales were up 30% compared with a year ago, while revenue (which does not include our unconsolidated joint ventures) was up 13%. The growth in volume mainly reflects higher market share and stronger industry sales, as the SAAR for the region increased from 32.5 million units to 34.5 million units. Higher revenue reflects higher component sales to our unconsolidated joint ventures in China and favorable mix.

The improvement in pre-tax results and operating margin compared with a year ago mainly reflects favorable market factors, including favorable volume and mix and higher net pricing, as well as higher royalties and profits from our unconsolidated subsidiaries, and higher sales of parts and services.

The decrease in earnings for the first quarter of 2013 compared with the fourth quarter of 2012 is more than explained by unfavorable volume and mix, including the impact of the Chinese New Year.

For full-year 2013, our guidance for Ford Asia Pacific Africa remains unchanged — we continue to expect results to be about breakeven. While we expect to deliver strong growth in volume, share, and revenue for the year, costs will continue to largely offset these positive effects as we invest in an expanded product line, new plants in China and India, and people to implement our growth plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit. The chart below details the change in first quarter 2013 pre-tax profit compared with first quarter 2012 by causal factor.

FORD CREDIT
2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$55
$507
$452
$55
$(11)
$(53)
$50
$14
2012
1Q
2013
1Q
Volume
Financing
Margin
Credit
Loss
Lease
Residual
Other

The increase is primarily explained by higher receivables and favorable residual performance, offset partially by lower credit loss reserve reductions.

Ford Credit continues to expect 2013 pre-tax profits to be about equal to 2012, year-end managed receivables of $95 billion to $105 billion and distributions of about $200 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's receivables, including finance receivables and operating leases at March 31, 2013 and
December 31, 2012 were as follows (in billions):

	March 31, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$39.4	$39.5
Non-Consumer
Dealer financing	20.7	19.5
Other	1.1	1.1
Total North America Segment – finance receivables (a)	61.2	60.1
Finance receivables – International Segment
Consumer
Retail financing	8.8	9.0
Non-Consumer
Dealer financing	8.0	7.5
Other	0.4	0.4
Total International Segment – finance receivables (a)	17.2	16.9
Unearned interest supplements	(1.4)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	76.6	75.1
Net investment in operating leases (a)	15.9	14.7
Total receivables (b)	$92.5	$89.8
Memo:
Total managed receivables (c)	$93.9	$91.3
__________

(a)
At March 31, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $28.3 billion and $29.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $22.3 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit's consolidated financial statements. In addition, at

March 31, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $6.6 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit's financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(b)	Includes allowance for credit losses of $389 million and $408 million at March 31, 2013 and December 31, 2012, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at March 31, 2013 increased from year-end 2012, primarily driven by increases in wholesale receivables and net investment in operating leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables ("LTR") ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses (also referred to as credit loss reserves) and unearned interest supplements related to finance receivables), (iii) credit loss reserves, and (iv) Ford Credit's credit loss reserves as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$35
$17
$35
$49
$45
Q1
Q2
Q3
Q4
Q1
2012
2013

Loss-to-Receivables Ratio (LTR)

0.17%
0.08%
0.17%
0.22%
0.20%
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: Retail & Lease

$36	$16	$37	$51	$45

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.55%
0.47%
0.48%
0.44%
0.41%
Reserve
$479
$406
$416
$408
$389
Q1
Q2
Q3
Q4
Q1
2012
2013

Ford Credit's first quarter credit losses continued to be near historically low levels.

Year-over-year charge-offs were up $10 million, reflecting lower recoveries and higher severity in the United States. Quarter-over-quarter charge-offs were down $4 million, reflecting higher recoveries. The loss-to-receivables ratio was up three basis points versus the prior year.

The credit loss reserve was $389 million, down $90 million from a year ago and down $19 million from the fourth quarter, reflecting the continuation of the historically low losses.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2013 and December 31, 2012, Ford Credit classified between 5% - 6% of the outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

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

The following chart shows return volumes and auction values at constant first quarter 2013 vehicle mix for vehicles returned in the respective periods. Ford Credit's U.S. lease originations represented about 20% of total U.S. retail sales of Ford and Lincoln brand vehicles, and the U.S. operating lease portfolio accounted for about 89% of Ford Credit's total investment in operating leases at March 31, 2013.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
19
10
5
4
15
9
4
2
14
8
3
3
14
6
5
3
26
17
6
3
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: U.S. Return Rates

66%	59%	61%	62%	69%

Auction Values (At Q1 2013 Mix)

24-Month
$19,360
$19,255
$19,135
$19,060
$19,285
$17,570
$18,365
$18,485
$17,760
$17,815
36-Month
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$11.9	$12.9	$14.0	$14.7	$15.9

Lease return volumes in the first quarter of 2013 were 7,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 compared with prior years. The first quarter 2013 lease return rate was 69%, up three percentage points compared with the same period a year ago, reflecting a higher mix of 24-month contracts which typically have higher return rates than longer-term contracts.

In the first quarter of 2013, despite higher content on vehicles returned, Ford Credit's 24-month and 36-month average auction values have remained relatively flat when compared to both a year ago and the prior quarter.

Ford Credit's worldwide net investment in operating leases was $15.9 billion at the end of the first quarter of 2013, up $1.2 billion from year-end 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors" in our 2012 Form 10-K Report as well as Note 20 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
Cash and cash equivalents	$6.0	$6.2	$7.3	$7.9
Marketable securities	18.2	18.2	15.8	15.0
Total cash, marketable securities and loaned securities	24.2	24.4	23.1	22.9
Securities-in-transit (a)	—	(0.1)	(0.1)	—
Gross cash	$24.2	$24.3	$23.0	$22.9
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we currently do not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at March 31, 2013.

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other — primarily financing-related). Our key liquidity metrics are operating-related cash flow (which best represents the ability of our Automotive operations to generate cash), Automotive gross cash, and Automotive liquidity. Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	March 31, 2013	December 31, 2012
Gross cash	$24.2	$24.3
Available credit lines
Revolving credit facility, unutilized portion	9.5	9.5
Local lines available to foreign affiliates, unutilized portion	0.8	0.7
Automotive liquidity	$34.5	$34.5

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	First Quarter
	2013	2012
Gross cash at end of period	$24.2	$23.0
Gross cash at beginning of period	24.3	22.9
Total change in gross cash	$(0.1)	$0.1

Automotive income before income taxes (excluding special items)	$1.6	$1.8
Capital expenditures	(1.5)	(1.1)
Depreciation and special tools amortization	1.0	0.9
Changes in working capital (a)	0.4	(0.1)
Other/Timing differences (b)	(0.8)	(0.6)
Total operating-related cash flows	0.7	0.9

Cash impact of separation payments	(0.1)	(0.1)
Net receipts from Financial Services sector (c)	0.3	0.3
Other	0.2	(0.2)
Cash flow before other actions	1.1	0.9

Net proceeds from/(Payments on) Automotive sector debt	1.0	0.5
Contributions to funded pension plans	(1.8)	(1.1)
Dividends/Other	(0.4)	(0.2)
Total change in gross cash	$(0.1)	$0.1
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payment and the seasonal impact of vehicle financing receivables.

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

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	First Quarter
	2013	2012
Net cash provided by/(used in) by operating activities	$0.7	$0.9
Items included in operating-related cash flows
Capital expenditures	(1.5)	(1.1)
Net cash flows from non-designated derivatives	(0.2)	(0.1)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.1	0.1
Contributions to funded pension plans	1.8	1.1
Tax refunds, tax payments, and tax receipts from affiliates	(0.3)	(0.1)
Other	0.1	0.1
Operating-related cash flows	$0.7	$0.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Agreement. At March 31, 2013, lenders under our Credit Agreement had commitments totaling $9.3 billion in a revolving credit facility with a November 30, 2015 maturity date, and commitments totaling $307 million in a revolving credit facility with a November 30, 2013 maturity date. On April 30, 2013, we entered into the Ninth Amendment to our Credit Agreement, which extended the maturity date by two years from November 30, 2015 to November 30, 2017 and increased the commitments of the extending and new lenders to a total of $10.7 billion. In connection with the Ninth Amendment, we terminated the lenders' commitments that were to mature on November 30, 2013. The Credit Agreement continues to be free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The Credit Agreement also continues to contain a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facilities. On May 22, 2012, the collateral securing, and the subsidiary guarantees guaranteeing, our obligations under the Credit Agreement were automatically released upon our senior, unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings, the guarantees of certain subsidiaries will be reinstated.

At March 31, 2013, the utilized portion of the revolving credit facilities was $93 million, representing amounts utilized as letters of credit. Less than 1% of the commitments in the revolving credit facilities are from financial institutions that are based in Greece, Ireland, Italy, Portugal, and Spain.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank to enter into a Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans. We began repayment in September 2012 and, at March 31, 2013, an aggregate of $5.5 billion was outstanding. The proceeds of the ATVM loan have been used to finance certain costs for fuel-efficient, advanced-technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank ("EIB") Credit Facilities.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $512 million at March 31, 2013) with the EIB (the "EIB Romania Facility"), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million (equivalent to $682 million at March 31, 2013) with the EIB (the "EIB United Kingdom Facility").  The facilities were fully drawn at March 31, 2013.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.35% and 3.9% per annum, respectively.  Proceeds of loans drawn under the EIB Romania Facility are being used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under each facility are five-year, non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain's obligations to the government of the United Kingdom.  The EIB Romania Facility is also secured by a pledge of cash collateral from Ford Romania equal to approximately 20% of the outstanding principal amount of loans under the EIB Romania Facility.  During the first quarter of 2013, we provided a guarantee to the EIB for approximately 20% of the outstanding principal amount of loans under the EIB United Kingdom Facility in exchange for the EIB releasing the cash collateral of an equal amount that had been pledged by Ford of Britain.

Export-Import Bank of the United States ("Ex-Im") and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. At March 31, 2013, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Automotive Credit Facilities. At March 31, 2013, we had $908 million of local credit facilities available to non-U.S. Automotive affiliates, of which $106 million had been utilized. Of the $908 million of committed credit facilities, $300 million expires in 2013, $241 million expires in 2014, $324 million expires in 2015, and $43 million thereafter.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	March 31, 2013	December 31, 2012
Gross cash	$24.2	$24.3
Less:
Long-term debt	14.8	12.9
Debt payable within one year	1.2	1.4
Total debt	16.0	14.3
Net cash	$8.2	$10.0

Total debt at March 31, 2013 increased by $1.7 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043 and the consolidation of about $500 million of debt from our Romanian operations, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043, as well as other debt repayments. These actions are consistent with our mid-decade target of Automotive debt levels at about $10 billion.

Proceeds from the debt issuance that were not used for reduction of higher-cost debt are being used for pension contributions, which will reduce our pension expense by a greater amount than the interest incurred on the debt.

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

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit's funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. Through April 30, 2013, Ford Credit completed about $8 billion of funding in the public term markets. Public term issuances included about $3 billion of unsecured debt transactions in the United States and Europe and about $5 billion of public asset-backed transactions in the United States and Canada. Asset-backed transactions included issuances in all three major asset classes (retail, lease, and wholesale), and Ford Credit's first seven-year U.S. wholesale transaction.

At the end of the first quarter of 2013, managed receivables were $93.9 billion, and Ford Credit ended the quarter with $9.6 billion in cash. Securitized funding was 46% of managed receivables, down from 48% at year-end 2012.

Ford Credit is projecting 2013 year-end managed receivables in the range of $95 billion to $105 billion, and securitized funding is expected to represent about 42% to 47% of total managed receivables. It is Ford Credit's expectation that the securitized funding as a percent of managed receivables will decline over time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Global Public Term Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2013, and its public term funding issuances through April 20, 2013, as well as its funding issuances for full-year 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013
	Full-Year Forecast	Through April 30	Full-Year 2012	Full-Year 2011
Unsecured	$ 7-10	$3	$9	$8
Securitizations (a)	10-14	5	14	11
Total	$ 17-24	$8	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through April 30, 2013, Ford Credit completed about $8 billion of public term funding in the United States, Canada, and Europe, including about $3 billion of unsecured debt and about $5 billion of securitizations.

For 2013, Ford Credit projects full-year public term funding in the range of $17 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $10 billion to $14 billion of public securitizations.

Liquidity. The following table illustrates Ford Credit's liquidity programs and utilization (in billions):

	March 31, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$9.6	$10.9
Unsecured credit facilities	0.9	0.9
FCAR bank lines	6.3	6.3
Conduit / Bank Asset-Backed Securitizations ("ABS")	24.0	24.3
Total liquidity sources	$40.8	$42.4

Utilization of Liquidity
Securitization cash (c)	$(3.1)	$(3.0)
Unsecured credit facilities	(0.6)	(0.1)
FCAR bank lines	(5.7)	(5.8)
Conduit / Bank ABS	(9.7)	(12.3)
Total utilization of liquidity	(19.1)	(21.2)
Gross liquidity	21.7	21.2
Capacity in excess of eligible receivables	(1.5)	(1.5)
Liquidity available for use	$20.2	$19.7
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

At March 31, 2013, Ford Credit had $40.8 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $19.1 billion at the quarter-end, compared with $21.2 billion at year-end 2012. The decrease of $2.1 billion primarily reflects lower usage of its private conduits.

Ford Credit ended the quarter with gross liquidity of $21.7 billion. Capacity in excess of eligible receivables was $1.5 billion, same as year-end 2012. Total liquidity available for use continues to remain strong at $20.2 billion, up slightly from year-end 2012. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2013, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $9.6 billion, compared with $10.9 billion at year-end 2012.  The reduction in cash primarily reflects seasonality in the first quarter debt maturities. In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Ford Credit currently does not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did it hold any at March 31, 2013. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $3.1 billion and $3 billion at March 31, 2013 and December 31, 2012, respectively.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the first quarter of 2013, Ford Credit called an aggregate principal amount of $33 million of its unsecured debt.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from them eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24 billion ($12.7 billion of retail, $6.7 billion of wholesale, and $4.6 billion of lease assets) at March 31, 2013, of which about $4.7 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.9 billion (of which $4 billion relates to FCE commitments) having maturities within the next 12 months and the remaining balance having maturities between April 2014 and January 2015. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects against the risk of lower-than-planned renewal rates. At March 31, 2013, $9.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and, generally, credit rating triggers that could limit Ford Credit's ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At March 31, 2013, Ford Credit and its majority-owned subsidiaries had $858 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million syndicated credit facility (equivalent to $666 million at March 31, 2013). At March 31, 2013, $289 million was available for use. On April 30, 2013, FCE replaced its £440 million syndicated credit facility with a new £720 million syndicated credit facility (equivalent to $1.1 billion at April 30, 2013) (the "FCE Credit Agreement") and drew €405 million under the facility to repay loans outstanding under FCE's prior facility. The FCE Credit Agreement matures on April 25, 2016 and contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At April 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal, or Spain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, at March 31, 2013, Ford Credit had about $6.3 billion of contractually committed liquidity facilities provided by banks to support its FCAR program, of which $3.3 billion expire in 2013 and $3 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At March 31, 2013, about $6.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of its asset-backed securities. At March 31, 2013, the outstanding commercial paper balance for the FCAR program was $5.7 billion.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	March 31, 2013	December 31, 2012
Total debt	$90.1	$89.3
Equity	9.8	9.7
Financial statement leverage (to 1)	9.2	9.2

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	March 31, 2013	December 31, 2012
Total debt	$90.1	$89.3
Adjustments for cash, cash equivalents, and marketable securities (a)	(9.6)	(10.9)
Adjustments for derivative accounting (b)	(0.6)	(0.8)
Total adjusted debt	$79.9	$77.6

Equity	$9.8	$9.7
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted equity	$9.5	$9.4
Managed leverage (to 1) (c)	8.4	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2013, Ford Credit's managed leverage was 8.4:1, compared with 8.3:1 at December 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At March 31, 2013, Total equity attributable to Ford Motor Company was $17.6 billion, an increase of about $1.6 billion compared with December 31, 2012. The increase primarily reflects favorable changes in Retained earnings, related to first quarter 2013 net income attributable to Ford Motor Company of $1.6 billion offset partially by cash dividends declared of $392 million, and favorable changes in Accumulated other comprehensive income/(loss) of $321 million.

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

There have been no ratings actions taken by these NRSROs since the filing of our 2012 Form 10-K Report.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our One Ford plan — to aggressively restructure to operate profitably at current demand and changing model mix, accelerate development of new products our customers want and value, finance our plan and improve our balance sheet, and work together effectively as one team leveraging our global assets — remains our guiding strategy.

Looking at the external business environment, we expect 2013 global economic growth to be in the range of 2% to 3%, with global industry sales in the 80 million to 85 million unit range. We expect U.S. economic growth to be in the range of 2% to 2.5%, with industry sales supported by continued improvement in the housing sector and replacement demand as a result of the older age of vehicles on the road. In South America, Brazil's fiscal and monetary policies are supporting economic recovery; while in Argentina and Venezuela there are elevated risks as both economies are in weak condition with unclear economic policy direction. In Europe, we expect weak conditions to continue, especially in countries undergoing fiscal austerity programs; we still believe that it is possible that economic and industry conditions will begin to stabilize later this year, with recent policy decisions being positive steps but not yet enough to fully restore business and consumer confidence. In Asia Pacific Africa, economic indicators point toward a modest recovery in China this year; growth in India is below its full potential, partially due to high inflation and interest rates. Overall, despite challenges, we expect global economic growth to continue in 2013.

Our projected vehicle production is as follows (in thousands):

	Second Quarter 2013 (a)
	Planned Vehicle Unit Production	Over/(Under) Second Quarter 2012
Ford North America	800	63
Ford South America	140	40
Ford Europe	390	21
Ford Asia Pacific Africa	315	71
Total	1,645	195
__________

(a)	Includes Ford brand and JMC brand vehicles to be produced by our unconsolidated affiliates.

The following summarizes first quarter 2013 results against current planning assumptions and key metrics:

			Full Year
		First Quarter	Memo:	2013
		2013 Results	2012 Results	Plan	Outlook
	Industry Volume (million units) (a)
	- United States	15.6	14.8	15.0 - 16.0	Unchanged
	- Europe (b)	13.3	14.0	13.0 - 14.0	13.0 - 13.5
	- China	20.7	19.0	19.5 - 21.5	Unchanged

	Operational Metrics
	Compared with Prior Year:
	- U.S. Market Share	15.9%	15.2%	Higher	Unchanged
	- Europe Market Share (b)	7.7%	7.9%	About Equal	Unchanged
	- China Market Share (c)	3.6%	3.2%	Higher	Unchanged

	- Quality	Mixed	Mixed	Improve	Unchanged

	Financial Metrics
	Compared with Prior Year:
	- Total Company Pre-Tax Profit (Bils.) (d)	$2.1	$8.0	About Equal	Unchanged
	- Automotive Operating Margin (d)	5.2%	5.3%	About Equal/Lower	Unchanged
	- Automotive Operating-Related Cash Flow (Bils.) (e)	$0.7	$3.4	Higher	Unchanged

(a)	Includes medium and heavy trucks.
(b)	The 19 markets we track.
(c)	Includes Ford and JMC brand vehicles produced in China by unconsolidated affiliates.
(d)	Excludes special items; Automotive operating margin is defined as Automotive pre-tax results, excluding Other Automotive, divided by Automotive revenue.
(e)	Reconciliation to GAAP for first quarter 2013 provided in "Liquidity" above; full-year 2012 reconciliation provided in our 2012 Form 10-K Report.

Our guidance as shown in the table above is unchanged from that set forth in our 2012 Form 10-K Report. We expect full-year 2013 U.S. industry volume to range from 15 million to 16 million units; industry volume for the 19 markets we track in Europe to be in the range of 13 million to 13.5 million units, consistent with the guidance we provided in January;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and China's industry volume to range from 19.5 million to 21.5 million units. We project full-year market share will increase compared with 2012 in the United States and China, and will be about equal to a year ago in Europe. We are working to improve quality in all regions.

We expect total Company pre-tax profit in 2013 to be about equal to 2012 results, with Automotive operating margin about equal to or lower than 2012. We expect Automotive operating-related cash flow to be higher in 2013 than 2012, notwithstanding higher planned capital spending of about $7 billion to support aggressive product refresh rates, expansion of our portfolio in an absolute sense and across the regions, and capacity actions.

Turning to our segments, we expect strong Ford North America performance to continue for full-year 2013, with higher pre-tax profits than 2012 and operating margin of about 10%. We will continue to work to sustain and grow our strong North American operations.

For full-year 2013, we expect Ford South America results to be about breakeven. The external environment is uncertain, however, particularly in Venezuela and Argentina. There is a risk that this could adversely affect our ability to deliver full-year breakeven results in the region. We will continue to provide updates as the year progresses, and continue to deliver global products into the region for product-led growth as we look at every aspect of the business to improve results.

We expect Ford Europe results for full-year 2013 to be a loss of about $2 billion. As noted, the business environment outlook in Europe remains uncertain; while we still believe that it is possible that economic and industry conditions will begin to stabilize later this year, recent economic indicators are mixed. Despite the challenging environment, we are on track in delivering our European transformation plan and progressing toward our goal of a profitable, growing Ford Europe by mid-decade.

We expect Ford Asia Pacific Africa results to be about breakeven for full-year 2013. While we expect to deliver strong growth in volume, share, and revenue for the year, costs largely will continue to offset these positive effects as we invest in an expanded product line, new plants in China and India, and people to implement our growth plan. We are continuing our strong investment for long-term success in Asia Pacific Africa, which already is being reflected in improving revenue and market share.

Turning to Ford Credit, we expect full-year 2013 pre-tax profits to be about equal to 2012, year-end managed receivables of $95 billion to $105 billion, and distributions of about $200 million.

We expect our full-year 2013 operating effective tax rate to be similar to 2012, which was 32%.

Overall, we expect 2013 to be another strong year, as we continue to work toward our mid-decade outlook. We have made tremendous progress in recent years by executing the fundamentals of our One Ford plan, and there are significant benefits ahead as we leverage our global assets and benefit more fully from the investments we are making today for future profitable growth.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. See "Item 1A. Risk Factors" in our 2012 Form 10-K Report for additional discussion, as updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2013 and 2012 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2013 was a liability of $84 million, compared to a liability of $268 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $2.1 billion at March 31, 2013, compared to a decrease of $2 billion as of December 31, 2012.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of March 31, 2013 was a liability of $73 million, compared to a liability of $101 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be about $73 million at March 31, 2013, compared to a decrease of about $103 million at December 31, 2012.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2013, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $77 million over the next twelve months, compared with an increase of $77 million at December 31, 2012. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Bob Shanks, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. The following first quarter 2013 developments have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•We launched a new financial consolidation system.

•	We launched the first phase of a new treasury management system by replacing the legacy system for managing debt and interest rate swaps.

•	We fully consolidated Ford Romania, which previously had been accounted for using the equity method.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection ("CBP") issued a ruling adverse to Ford with respect to duty rates for some Transit Connect vehicles imported into the United States. CBP ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP (1) is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and (2) is seeking the difference in duty rates for prior imports. We are protesting the ruling within CBP as permitted by the agency's rules. If our protest is denied, we intend to file a challenge in the U.S. Court of International Trade ("CIT"), and a decision by CIT may be appealed to the U.S. Court of Appeals for the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest.  If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

Brazilian State Tax Matters (as previously reported on page 26 of our 2012 Form 10-K Report). As previously disclosed, three Brazilian states have levied tax assessments against Ford Brazil claiming that certain state tax incentives from the Brazilian state of Bahia did not receive formal approval from the organization of Brazilian state treasury offices. We have appealed the assessments to the administrative level in each state. If we do not prevail at the administrative level, we plan to appeal to the relevant state judicial court, which likely would require us to post significant cash or other collateral in order to proceed. Our appeals remain at the administrative level in two states, but in one state our administrative appeal has been denied. We have initiated judicial court proceedings in that state, and collateral likely will be required in the second quarter of 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2013, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2013. The plan authorizes repurchases of up to 13.3 million shares of our Common Stock. During the first quarter, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	—	$—	—	—
February 1, 2013 through February 28, 2013	—	—	—	—
March 1, 2013 through March 31, 2013	764,605	13.31	738,000	12.6 million shares
Total/Average	764,605	$13.31	738,000
__________

(a)
In any given month, the difference between the total number of shares purchased and the number of shares purchased as part of the publicly-announced plan reflects shares that were acquired from our employees or directors related to certain exercises of stock options in accordance with our various compensation plans.

ITEM 6. Exhibits

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	May 1, 2013

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 10	Ninth Amendment dated April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 1, 2013, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.