Form 10-Q
period 2013-06-30
FORD MOTOR CO
filed 2013-07-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 24, 2013, Ford had outstanding 3,868,815,788 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

79

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2013	2012	2013	2012
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$36,079	$31,328	$69,937	$61,853
Financial Services	2,016	1,883	3,968	3,803
Total revenues	38,095	33,211	73,905	65,656

Costs and expenses
Automotive cost of sales	32,524	27,870	62,529	54,804
Selling, administrative, and other expenses	3,375	2,983	6,660	5,861
Financial Services interest expense	705	798	1,411	1,624
Financial Services provision for credit and insurance losses	53	(23)	93	(39)
Total costs and expenses	36,657	31,628	70,693	62,250

Automotive interest expense	207	188	413	373

Automotive interest income and other income/(loss), net (Note 15)	241	16	486	248
Financial Services other income/(loss), net (Note 15)	74	83	170	156
Equity in net income/(loss) of affiliated companies	273	101	487	196
Income before income taxes	1,819	1,595	3,942	3,633
Provision for/(Benefit from) income taxes (Note 17)	585	557	1,096	1,197
Net income	1,234	1,038	2,846	2,436
Less: Income/(Loss) attributable to noncontrolling interests	1	(2)	2	—
Net income attributable to Ford Motor Company	$1,233	$1,040	$2,844	$2,436

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 19)
Basic income	$0.31	$0.27	$0.72	$0.64
Diluted income	$0.30	$0.26	$0.70	$0.61

Cash dividends declared	$0.10	$—	$0.20	$0.05

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2013	2012	2013	2012
	Second Quarter		First Half
	(unaudited)
Net income	$1,234	$1,038	$2,846	$2,436
Other comprehensive income/(loss), net of tax (Note 14)
Foreign currency translation	(433)	(778)	(800)	(255)
Derivative instruments	189	(89)	286	(152)
Pension and other postretirement benefits	940	253	1,531	213
Total other comprehensive income/(loss), net of tax	696	(614)	1,017	(194)
Comprehensive income	1,930	424	3,863	2,242
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(2)	2	—
Comprehensive income attributable to Ford Motor Company	$1,929	$426	$3,861	$2,242

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2013	2012	2013	2012
	Second Quarter		First Half
	(unaudited)
AUTOMOTIVE
Revenues	$36,079	$31,328	$69,937	$61,853
Costs and expenses
Cost of sales	32,524	27,870	62,529	54,804
Selling, administrative, and other expenses	2,488	2,233	4,969	4,368
Total costs and expenses	35,012	30,103	67,498	59,172

Interest expense	207	188	413	373

Interest income and other income/(loss), net (Note 15)	241	16	486	248
Equity in net income/(loss) of affiliated companies	267	95	476	174
Income before income taxes — Automotive	1,368	1,148	2,988	2,730

FINANCIAL SERVICES
Revenues	2,016	1,883	3,968	3,803
Costs and expenses
Interest expense	705	798	1,411	1,624
Depreciation on vehicles subject to operating leases	730	589	1,374	1,179
Operating and other expenses	157	161	317	314
Provision for credit and insurance losses	53	(23)	93	(39)
Total costs and expenses	1,645	1,525	3,195	3,078

Other income/(loss), net (Note 15)	74	83	170	156
Equity in net income/(loss) of affiliated companies	6	6	11	22
Income before income taxes — Financial Services	451	447	954	903

TOTAL COMPANY
Income before income taxes	1,819	1,595	3,942	3,633
Provision for/(Benefit from) income taxes (Note 17)	585	557	1,096	1,197
Net income	1,234	1,038	2,846	2,436
Less: Income/(Loss) attributable to noncontrolling interests	1	(2)	2	—
Net income attributable to Ford Motor Company	$1,233	$1,040	$2,844	$2,436

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$13,362	$15,659
Marketable securities	23,344	20,284
Finance receivables, net (Note 5)	72,004	71,510
Other receivables, net	11,353	10,828
Net investment in operating leases	19,851	16,451
Inventories (Note 7)	8,192	7,362
Equity in net assets of affiliated companies	3,223	3,246
Net property	25,863	24,942
Deferred income taxes	13,694	15,185
Net intangible assets	82	87
Assets held for sale (Note 18)	264	—
Other assets	4,978	5,000
Total assets	$196,210	$190,554

LIABILITIES
Payables	$20,961	$19,308
Accrued liabilities and deferred revenue (Note 9)	47,167	49,407
Debt (Note 11)	107,857	105,058
Deferred income taxes	676	470
Total liabilities	176,661	174,243

Redeemable noncontrolling interest (Note 13)	327	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,899 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,219	20,976
Retained earnings	20,136	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(21,837)	(22,854)
Treasury stock	(379)	(292)
Total equity attributable to Ford Motor Company	19,179	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	19,222	15,989
Total liabilities and equity	$196,210	$190,554

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,838	$2,911
Finance receivables, net	44,862	47,515
Net investment in operating leases	6,282	6,308
Other assets	36	4
LIABILITIES
Accrued liabilities and deferred revenue	40	134
Debt	39,426	40,245

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$5,475	$6,247
Marketable securities	20,260	18,178
Total cash and marketable securities	25,735	24,425
Receivables, less allowances of $123 and $115	5,925	5,361
Inventories (Note 7)	8,192	7,362
Deferred income taxes	3,107	3,488
Net investment in operating leases	1,957	1,415
Other current assets	900	1,124
Current receivable from Financial Services	540	—
Total current assets	46,356	43,175
Equity in net assets of affiliated companies	3,102	3,112
Net property	25,740	24,813
Deferred income taxes	12,108	13,325
Net intangible assets	82	87
Other assets	2,267	1,946
Non-current receivable from Financial Services	175	—
Total Automotive assets	89,830	86,458
Financial Services
Cash and cash equivalents	7,887	9,412
Marketable securities	3,084	2,106
Finance receivables, net (Note 5)	76,584	75,770
Net investment in operating leases	17,894	15,036
Equity in net assets of affiliated companies	121	134
Assets held for sale (Note 18)	264	—
Other assets	2,950	3,450
Receivable from Automotive	—	252
Total Financial Services assets	108,784	106,160
Intersector elimination	(715)	(252)
Total assets	$197,899	$192,366
LIABILITIES
Automotive
Payables	$19,592	$18,151
Accrued liabilities and deferred revenue (Note 9)	15,968	15,358
Deferred income taxes	265	81
Debt payable within one year (Note 11)	1,175	1,386
Current payable to Financial Services	—	252
Total current liabilities	37,000	35,228
Long-term debt (Note 11)	14,642	12,870
Other liabilities (Note 9)	27,646	30,549
Deferred income taxes	387	514
Total Automotive liabilities	79,675	79,161
Financial Services
Payables	1,369	1,157
Debt (Note 11)	92,040	90,802
Deferred income taxes	1,713	1,687
Other liabilities and deferred income (Note 9)	3,553	3,500
Payable to Automotive	715	—
Total Financial Services liabilities	99,390	97,146
Intersector elimination	(715)	(252)
Total liabilities	178,350	176,055

Redeemable noncontrolling interest (Note 13)	327	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,899 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,219	20,976
Retained earnings	20,136	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(21,837)	(22,854)
Treasury stock	(379)	(292)
Total equity attributable to Ford Motor Company	19,179	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	19,222	15,989
Total liabilities and equity	$197,899	$192,366
The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2013	2012
	First Half
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$6,289	$5,979

Cash flows from investing activities of continuing operations
Capital expenditures	(3,077)	(2,284)
Acquisitions of retail and other finance receivables and operating leases	(22,044)	(18,799)
Collections of retail and other finance receivables and operating leases	16,874	15,992
Purchases of securities	(69,773)	(36,837)
Sales and maturities of securities	66,727	34,911
Cash change due to initial consolidation of businesses	9	—
Proceeds from sale of business	—	64
Settlements of derivatives	(125)	(348)
Proceeds from sales of retail finance receivables (Note 18)	250	—
Other	96	(248)
Net cash provided by/(used in) investing activities	(11,063)	(7,549)

Cash flows from financing activities of continuing operations
Cash dividends	(785)	(381)
Purchases of Common Stock	(87)	(59)
Changes in short-term debt	(4,188)	(3,013)
Proceeds from issuance of other debt	20,297	20,157
Principal payments on other debt	(12,712)	(17,099)
Other	150	48
Net cash provided by/(used in) financing activities	2,675	(347)

Effect of exchange rate changes on cash and cash equivalents	(198)	(130)

Net increase/(decrease) in cash and cash equivalents	$(2,297)	$(2,047)

Cash and cash equivalents at January 1	$15,659	$17,148
Net increase/(decrease) in cash and cash equivalents	(2,297)	(2,047)
Cash and cash equivalents at June 30	$13,362	$15,101

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2013		2012
	First Half
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$4,404	$3,471	$2,656	$2,625

Cash flows from investing activities of continuing operations
Capital expenditures	(3,058)	(19)	(2,269)	(15)
Acquisitions of retail and other finance receivables and operating leases	—	(22,223)	—	(19,084)
Collections of retail and other finance receivables and operating leases	—	16,874	—	15,992
Net collections/(acquisitions) of wholesale receivables	—	(1,407)	—	983
Purchases of securities	(52,384)	(17,389)	(26,905)	(9,932)
Sales and maturities of securities	50,341	16,386	25,229	9,883
Cash change due to initial consolidation of businesses	9	—	—	—
Proceeds from sale of business	—	—	54	10
Settlements of derivatives	(236)	111	(345)	(3)
Proceeds from sales of retail finance receivables (Note 18)	—	250	—	—
Investing activity (to)/from Financial Services	16	—	541	—
Other	95	1	(153)	(95)
Net cash provided by/(used in) investing activities	(5,217)	(7,416)	(3,848)	(2,261)

Cash flows from financing activities of continuing operations
Cash dividends	(785)	—	(381)	—
Purchases of Common Stock	(87)	—	(59)	—
Changes in short-term debt	(232)	(3,956)	(40)	(2,973)
Proceeds from issuance of other debt	2,139	18,158	1,328	18,829
Principal payments on other debt	(1,026)	(11,686)	(360)	(16,940)
Financing activity to/(from) Automotive	—	(16)	—	(541)
Other	127	23	13	35
Net cash provided by/(used in) financing activities	136	2,523	501	(1,590)

Effect of exchange rate changes on cash and cash equivalents	(95)	(103)	(94)	(36)

Net increase/(decrease) in cash and cash equivalents	$(772)	$(1,525)	$(785)	$(1,262)

Cash and cash equivalents at January 1	$6,247	$9,412	$7,965	$9,183
Net increase/(decrease) in cash and cash equivalents	(772)	(1,525)	(785)	(1,262)
Cash and cash equivalents at June 30	$5,475	$7,887	$7,180	$7,921

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 14)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989
Net income	—	—	2,844	—	—	2,844	2	2,846
Other comprehensive income/(loss), net of tax	—	—	—	1,017	—	1,017	—	1,017
Common stock issued (including share-based compensation impacts)	—	243	—	—	—	243	—	243
Treasury stock/other	—	—	—	—	(87)	(87)	(1)	(88)
Cash dividends declared	—	—	(785)	—	—	(785)	—	(785)
Balance at June 30, 2013	$40	$21,219	$20,136	$(21,837)	$(379)	$19,179	$43	$19,222

Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income	—	—	2,436	—	—	2,436	—	2,436
Other comprehensive income/(loss), net of tax	—	—	—	(194)	—	(194)	—	(194)
Common stock issued (including share-based compensation impacts)	1	15	—	—	—	16	—	16
Treasury stock/other	—	—	—	—	(59)	(59)	—	(59)
Cash dividends declared	—	—	(191)	—	—	(191)	—	(191)
Balance at June 30, 2012	$39	$20,920	$15,230	$(18,928)	$(225)	$17,036	$43	$17,079

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

Our financial statements are presented in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors. Intercompany items have been eliminated in both the consolidated and sector balance sheets. Where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements, reconciliations of certain line items are explained below in this Note or in related footnotes.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	June 30, 2013	December 31, 2012
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$3,107	$3,488
Automotive sector non-current deferred income tax assets	12,108	13,325
Financial Services sector deferred income tax assets (a)	168	184
Total	15,383	16,997
Reclassification for netting of deferred income taxes	(1,689)	(1,812)
Consolidated balance sheet presentation of deferred income tax assets	$13,694	$15,185

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$265	$81
Automotive sector non-current deferred income tax liabilities	387	514
Financial Services sector deferred income tax liabilities	1,713	1,687
Total	2,365	2,282
Reclassification for netting of deferred income taxes	(1,689)	(1,812)
Consolidated balance sheet presentation of deferred income tax liabilities	$676	$470
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended June 30 was as follows (in millions):

	First Half
	2013	2012
Automotive net cash provided by/(used in) operating activities	$4,404	$2,656
Financial Services net cash provided by/(used in) operating activities	3,471	2,625
Total sector net cash provided by/(used in) operating activities	7,875	5,281
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(1,407)	983
Finance receivables (b)	(179)	(285)
Consolidated net cash provided by/(used in) operating activities	$6,289	$5,979

Automotive net cash provided by/(used in) investing activities	$(5,217)	$(3,848)
Financial Services net cash provided by/(used in) investing activities	(7,416)	(2,261)
Total sector net cash provided by/(used in) investing activities	(12,633)	(6,109)
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	1,407	(983)
Finance receivables (b)	179	285
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	(201)
Elimination of investing activity to/(from) Financial Services in consolidation	(16)	(541)
Consolidated net cash provided by/(used in) investing activities	$(11,063)	$(7,549)

Automotive net cash provided by/(used in) financing activities	$136	$501
Financial Services net cash provided by/(used in) financing activities	2,523	(1,590)
Total sector net cash provided by/(used in) financing activities	2,659	(1,089)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	201
Elimination of investing activity to/(from) Financial Services in consolidation	16	541
Consolidated net cash provided by/(used in) financing activities	$2,675	$(347)
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar, which resulted in a remeasurement loss of $186 million in the first quarter. Assets and liabilities at June 30, 2013 and the second quarter 2013 results of operations from our Venezuelan subsidiary are reported at this new exchange rate. Our investment in our Venezuela subsidiary was $710 million at June 30, 2013, including $621 million in cash and cash equivalents. As of June 30, 2013, our Venezuelan subsidiary had $298 million of U.S. dollar currency exchange requests pending with and in transit to the Commission for Administration of Foreign Exchange ("CADIVI"), including $283 million payable to other Ford consolidated affiliates.

The operating environment in Venezuela continues to be challenging, reflecting economic uncertainty and our limited ability to convert bolivars to U.S. dollars through CADIVI. Various restrictions on our ability to manage our operations, including restrictions on the distribution of foreign exchange by the authorities, have affected our Venezuelan operation's ability to pay obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production, thereby restricting our ability to benefit from our investment in this operation.

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate ("OIS rate") as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued a new accounting standard that permits the use of the OIS rate as an acceptable U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The new accounting standard is effective prospectively for qualifying new or redesignated hedging relationships entered into beginning July 17, 2013.

Foreign Currency Matters - Parent's Accounting for Cumulative Translation Adjustment. In March 2013, the FASB issued a new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective as of
January 1, 2014 and is consistent with our present practice.

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

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter-end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at June 30, 2013 and December 31, 2012 was $128 million and $51 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty, considering the master netting agreements and posted collateral. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data are not available and we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer-dated.

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

On a nonrecurring basis, when retail contracts are greater than 120 days past due or deemed to be uncollectible, or if individual dealer loans are probable of foreclosure, we use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of our receivables. The collateral for a retail receivable is the vehicle financed, and for dealer loans is real estate or other property.

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default ("POD") percentage, or the outstanding receivable balances multiplied by the average recovery value ("ARV") percentage to determine the fair value adjustment.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$403	$—	$—	$403	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	350	—	350	—	718	—	718
Non-U.S. government	—	—	—	—	—	139	—	139
Non-U.S. government agencies (a)	—	191	—	191	—	365	—	365
Corporate debt	—	—	—	—	—	—	—	—
Total cash equivalents – financial instruments (b)	403	541	—	944	—	1,222	—	1,222
Marketable securities
U.S. government	4,372	—	—	4,372	4,493	—	—	4,493
U.S. government-sponsored enterprises	—	6,189	—	6,189	—	5,459	—	5,459
Non-U.S. government agencies (a)	—	5,955	—	5,955	—	4,794	—	4,794
Corporate debt	—	2,232	—	2,232	—	1,871	—	1,871
Mortgage-backed and other asset-backed	—	186	—	186	—	25	—	25
Equities	262	—	—	262	142	—	—	142
Non-U.S. government	—	1,036	—	1,036	—	1,367	—	1,367
Other liquid investments (c)	—	28	—	28	—	27	—	27
Total marketable securities	4,634	15,626	—	20,260	4,635	13,543	—	18,178
Derivative financial instruments
Foreign currency exchange contracts	—	548	—	548	—	218	—	218
Commodity contracts	—	11	1	12	—	19	4	23
Total derivative financial instruments (d)	—	559	1	560	—	237	4	241
Total assets at fair value	$5,037	$16,726	$1	$21,764	$4,635	$15,002	$4	$19,641
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$328	$—	$328	$—	$486	$—	$486
Commodity contracts	—	70	12	82	—	112	12	124
Total derivative financial instruments (d)	—	398	12	410	—	598	12	610
Total liabilities at fair value	$—	$398	$12	$410	$—	$598	$12	$610
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.6 billion and $3 billion at June 30, 2013 and December 31, 2012, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.9 billion and $2 billion at June 30, 2013 and December 31, 2012, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$201	$—	$—	$201	$200	$—	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	—	20	—	20
Non-U.S. government	—	46	—	46	—	103	—	103
Corporate debt	—	—	—	—	—	1	—	1
Total cash equivalents – financial instruments (a)	201	46	—	247	200	124	—	324
Marketable securities
U.S. government	1,235	—	—	1,235	620	—	—	620
U.S. government-sponsored enterprises	—	400	—	400	—	12	—	12
Non-U.S. government agencies (b)	—	36	—	36	—	95	—	95
Corporate debt	—	1,249	—	1,249	—	1,155	—	1,155
Mortgage-backed and other asset-backed	—	56	—	56	—	67	—	67
Non-U.S. government	—	108	—	108	—	142	—	142
Other liquid investments (c)	—	—	—	—	—	15	—	15
Total marketable securities	1,235	1,849	—	3,084	620	1,486	—	2,106
Derivative financial instruments
Interest rate contracts	—	778	—	778	—	1,291	—	1,291
Foreign currency exchange contracts	—	14	—	14	—	9	—	9
Cross-currency interest rate swap contracts	—	26	—	26	—	—	—	—
Total derivative financial instruments (d)	—	818	—	818	—	1,300	—	1,300
Total assets at fair value	$1,436	$2,713	$—	$4,149	$820	$2,910	$—	$3,730
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$316	$—	$316	$—	$256	$—	$256
Foreign currency exchange contracts	—	12	—	12	—	8	—	8
Cross-currency interest rate swap contracts	—	58	—	58	—	117	—	117
Total derivative financial instruments (d)	—	386	—	386	—	381	—	381
Total liabilities at fair value	$—	$386	$—	$386	$—	$381	$—	$381
 __________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.3 billion and $6.5 billion at June 30, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.3 billion and $2.6 billion at June 30, 2013 and December 31, 2012, respectively.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	June 30, 2013	December 31, 2012
Financial Services Sector
North America
Retail receivables	$41	$52
Dealer loans	—	2
Total North America	41	54
International
Retail receivables	23	26
Total International	23	26
Total Financial Services sector	$64	$80

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended June 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Second Quarter		First Half
	2013	2012	2013	2012
Financial Services Sector
North America
Retail receivables	$(2)	$(7)	$(16)	$(15)
Dealer loans	—	—	—	—
Total North America	(2)	(7)	(16)	(15)
International
Retail receivables	(2)	(5)	(5)	(10)
Total International	(2)	(5)	(5)	(10)
Total Financial Services sector	$(4)	$(12)	$(21)	$(25)

Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			June 30, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$(11)	$(10) - $(11)	$(8)	$(7) - $(8)
Financial Services Sector
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$41	$28 - $41	$52	$38 - $52
International	Income Approach	ARV percentage	$23	$21 - $25	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$—	$—	$2	$1 - $3

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	June 30, 2013	December 31, 2012
Automotive sector	$128	$172
Financial Services sector	187	172
Total Company	$315	$344

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	June 30, 2013	December 31, 2012
Automotive sector (a)	$169	$519
Financial Services sector	76,584	75,770
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,749)	(4,779)
Finance receivables, net	$72,004	$71,510
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

Automotive Sector

Our Automotive sector notes receivable consist primarily of amounts loaned to our unconsolidated affiliates and suppliers. Performance of this group of receivables is evaluated based on payment activity and the financial stability of the debtor. Notes receivable initially are recorded at fair value and subsequently measured at amortized cost.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers.  The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and other dealer program financing. Wholesale is approximately 95% of our dealer financing

•	Other financing – purchased receivables primarily related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs, unamortized deferred fees or costs, and unearned interest supplements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Finance receivables, net were as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$39,485	$9,782	$49,267	$39,504	$10,460	$49,964
Less: Unearned interest supplements	(1,195)	(244)	(1,439)	(1,264)	(287)	(1,551)
Consumer finance receivables	$38,290	$9,538	$47,828	$38,240	$10,173	$48,413
Non-Consumer
Dealer financing	$20,152	$7,720	$27,872	$19,429	$7,242	$26,671
Other	843	396	1,239	689	386	1,075
Non-Consumer finance receivables	20,995	8,116	29,111	20,118	7,628	27,746
Total recorded investment	$59,285	$17,654	$76,939	$58,358	$17,801	$76,159

Recorded investment in finance receivables	$59,285	$17,654	$76,939	$58,358	$17,801	$76,159
Less: Allowance for credit losses	(276)	(79)	(355)	(309)	(80)	(389)
Finance receivables, net	$59,009	$17,575	$76,584	$58,049	$17,721	$75,770

Net finance receivables subject to fair value (a)			$74,997			$73,618
Fair value			76,600			75,618
__________

(a)
At June 30, 2013 and December 31, 2012, excludes $1.6 billion and $2.2 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 3 for additional information.

Excluded from Financial Services sector finance receivables at June 30, 2013 and December 31, 2012, was $186 million and $183 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at June 30, 2013 and December 31, 2012 were North America consumer receivables of $21.4 billion and $23 billion and non-consumer receivables of $16.9 billion and $17.1 billion, respectively, and International consumer receivables of $5.5 billion and $6.6 billion and non-consumer receivables of $4.9 billion and $4.5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt and other obligations issued or arising in securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions (see Notes 8 and 11).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $12 million and $13 million at June 30, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts greater than 90 days past due and still accruing interest was $2 million and $5 million at June 30, 2013 and December 31, 2012, respectively.

The aging analysis of our Financial Services sector finance receivables balances were as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$583	$36	$619	$783	$50	$833
61-90 days past due	57	16	73	97	18	115
91-120 days past due	16	9	25	21	9	30
Greater than 120 days past due	41	27	68	52	29	81
Total past due	697	88	785	953	106	1,059
Current	37,593	9,450	47,043	37,287	10,067	47,354
Consumer finance receivables	$38,290	$9,538	$47,828	$38,240	$10,173	$48,413

Non-Consumer
Total past due	$12	$8	$20	$29	$11	$40
Current	20,983	8,108	29,091	20,089	7,617	27,706
Non-Consumer finance receivables	20,995	8,116	29,111	20,118	7,628	27,746
Total recorded investment	$59,285	$17,654	$76,939	$58,358	$17,801	$76,159

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

The credit quality analysis of our dealer financing receivables were as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$16,741	$5,005	$21,746	$16,526	$4,551	$21,077
Group II	3,006	1,600	4,606	2,608	1,405	4,013
Group III	380	1,094	1,474	277	1,279	1,556
Group IV	25	21	46	18	7	25
Total recorded investment	$20,152	$7,720	$27,872	$19,429	$7,242	$26,671

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that have been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2013 and December 31, 2012 was $420 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2013 and December 31, 2012 was $67 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $265 million or 0.6% of our consumer receivables at June 30, 2013, and $304 million or 0.6% of our consumer receivables at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $36 million or 0.1% of our non-consumer receivables at June 30, 2013, and $29 million or 0.1% of our non-consumer receivables at December 31, 2012.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer and non-consumer contracts that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer loans that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $109 million or 0.2% and $123 million or 0.3% of our consumer receivables during the period ended June 30, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.0% and 5.9% of TDRs at June 30, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended June 30, 2013, and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended June 30, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or, for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $17 million at June 30, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at June 30, 2013 and 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Financial Services Sector

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter 2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$342	$27	$369	$22	$391
Charge-offs	(61)	(9)	(70)	(15)	(85)
Recoveries	38	2	40	13	53
Provision for credit losses	5	11	16	4	20
Other (a)	—	—	—	(1)	(1)
Ending balance	$324	$31	$355	$23	$378

	First Half 2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$360	$29	$389	$23	$412
Charge-offs	(141)	(10)	(151)	(30)	(181)
Recoveries	77	3	80	24	104
Provision for credit losses	33	9	42	7	49
Other (a)	(5)	—	(5)	(1)	(6)
Ending balance	$324	$31	$355	$23	$378

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$302	$27	$329	$23	$352
Specific impairment allowance	22	4	26	—	26
Ending balance	$324	$31	$355	$23	$378

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,408	$29,044	$76,452	$17,917
Specifically evaluated for impairment	420	67	487	—
Recorded investment (b)	$47,828	$29,111	$76,939	$17,917

Ending balance, net of allowance for credit losses	$47,504	$29,080	$76,584	$17,894
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out ("LIFO") basis. LIFO was used for approximately 25% and 18% of total inventories at June 30, 2013 and December 31, 2012, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis.

Inventories were as follows (in millions):

	June 30, 2013	December 31, 2012
Raw materials, work-in-process, and supplies	$3,841	$3,697
Finished products	5,322	4,614
Total inventories under FIFO	9,163	8,311
Less: LIFO adjustment	(971)	(949)
Total inventories	$8,192	$7,362

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH ("GFT") is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary, and which was not consolidated as of June 30, 2013 or December 31, 2012. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase substantially all of the joint venture's output. We do not, however, have the power to direct economically-significant activities of the joint venture.

We also have suppliers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	June 30, 2013	December 31, 2012	Change in Maximum Exposure
Investments	$240	$242	$(2)
Supplier arrangements	7	5	2
Total maximum exposure	$247	$247	$—

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $7 million and $0 at June 30, 2013 and December 31, 2012, respectively, and ranged from $0 to $70 million during the first half of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by Ford Credit's FCAR Owner Trust asset-backed commercial paper program ("FCAR").

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

	June 30, 2013
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.1	$24.1	$21.3
Wholesale	0.3	20.8	13.8
Total finance receivables	2.4	44.9	35.1
Net investment in operating leases	0.4	6.3	4.3
Total	$2.8	$51.2	$39.4

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.2	$27.0	$23.2
Wholesale	0.3	20.5	12.8
Total finance receivables	2.5	47.5	36.0
Net investment in operating leases	0.4	6.3	4.2
Total (a)	$2.9	$53.8	$40.2
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

Interest expense on securitization debt related to consolidated VIEs was $145 million and $201 million for the second quarter of 2013 and 2012, respectively, and $296 million and $428 million for the first half of 2013 and 2012, respectively.

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

Our exposures based on the fair value of derivative instruments with external counterparties related to consolidated VIEs that support our securitization transactions were as follows (in millions):

	June 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$36	$40	$4	$134
Derivatives related to the VIEs	39	40	74	63
Total exposures related to the VIEs	$75	$80	$78	$197

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Derivative expense/(income) related to consolidated VIEs that support Ford Credit's securitization programs for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
VIEs	$(1)	$56	$(93)	$151
Related to the VIEs	7	(27)	10	(15)
Total derivative expense/(income) related to the VIEs	$6	$29	$(83)	$136

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $65 million and $71 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 9.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	June 30, 2013	December 31, 2012
Automotive Sector
Current
Dealer and dealers' customer allowances and claims	$7,116	$6,779
Deferred revenue	3,443	2,796
Employee benefit plans	1,510	1,504
Accrued interest	248	277
Other postretirement employee benefits ("OPEB")	404	409
Pension (a)	393	387
Other	2,854	3,206
Total Automotive accrued liabilities and deferred revenue	15,968	15,358
Non-current
Pension (a)	14,609	18,400
OPEB	6,274	6,398
Dealer and dealers' customer allowances and claims	2,359	2,036
Deferred revenue	2,136	1,893
Employee benefit plans	666	767
Other	1,602	1,055
Total Automotive other liabilities	27,646	30,549
Total Automotive sector	43,614	45,907
Financial Services Sector	3,553	3,500
Total Company	$47,167	$49,407
__________

(a)
Balances at June 30, 2013 reflect net pension liabilities at December 31, 2012, updated for year-to-date service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. Except in the case of the U.S. salaried pension plan remeasurement discussed in Note 10, the discount rate and rate of expected return assumptions are unchanged from year-end 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$151	$130	$119	$93	$16	$17
Interest cost	477	552	280	298	64	72
Expected return on assets	(724)	(718)	(341)	(335)	—	—
Amortization of
Prior service costs/(credits)	44	55	16	18	(71)	(136)
(Gains)/Losses	195	106	170	103	40	32
Separation programs/other	3	(2)	142	11	—	—
(Gains)/Losses from curtailments and settlements	294	—	—	—	—	—
Net expense/(income)	$440	$123	$386	$188	$49	$(15)

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$303	$260	$241	$186	$32	$34
Interest cost	955	1,104	567	596	129	144
Expected return on assets	(1,448)	(1,436)	(690)	(669)	—	—
Amortization of
Prior service costs/(credits)	87	110	33	36	(142)	(272)
(Gains)/Losses	390	212	343	206	80	64
Separation programs/other	4	5	151	45	—	1
(Gains)/Losses from curtailments and settlements	294	—	—	—	—	(10)
Net expense/(income)	$585	$255	$645	$400	$99	$(39)

U.S. Salaried Retiree Lump-Sum Program

In April 2012, we announced a program to offer voluntary lump-sum pension payout options to eligible salaried U.S. retirees and former salaried employees that, if accepted, would settle our obligation to them. The program provides participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. In 2012, as part of this voluntary lump-sum program, the Company settled $1.2 billion of its pension obligations for U.S. salaried retirees and recorded a $250 million settlement loss.

As the program continues in 2013, the Company settled an additional $1.5 billion of its U.S. salaried retiree pension obligations in the second quarter and paid an equal amount from plan assets to those participants accepting the offer. As a result of this settlement, the U.S. salaried pension plan was remeasured at the end of the second quarter. As a result of this remeasurement, which reflected an increase in the discount rate for our U.S. salaried pension plan of 80 basis points from the end of last year, the weighted average discount rate used to determine the benefit obligation for all U.S. plans at June 30, 2013 was 4.15%, and the weighted average expected long-term rate of return on assets was 7.15%.

A settlement loss of $294 million has been recorded in Automotive cost of sales and Selling, administrative, and other expenses and is shown in the table above. The settlement loss reflects the accelerated recognition of unamortized losses in the salaried plan proportionate to the obligation that was settled.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS (Continued)

Europe Business Restructuring - Pension Impacts

In October 2012, we announced a plan to restructure our European manufacturing operations as discussed in
Note 16. In the second quarter of 2013, we recognized pension-related employee separation costs of $132 million (of an estimated total pension-related cost of $200 million), which are recorded in Automotive cost of sales and Selling, administrative, and other expenses and are included in the table above.

Pension Plan Contributions

We expect to contribute about $5 billion to our worldwide funded pension plans in 2013 (including discretionary contributions of about $3.4 billion, largely to our U.S. plans). In the first half of 2013, we contributed $2.8 billion to our worldwide funded pension plans (including $2 billion in discretionary contributions to our U.S. plans), and made about $200 million of benefit payments to participants in unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $2.2 billion to our worldwide funded plans in 2013 (including discretionary contributions of about $1.4 billion, largely to our U.S. plans), and to make about $200 million in additional benefit payments to participants in unfunded plans, for a total of about $5.4 billion this year.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT AND COMMITMENTS

The carrying value of our debt was as follows (in millions):

Automotive Sector	June 30, 2013	December 31, 2012
Debt payable within one year
Short-term	$479	$484
Long-term payable within one year
U.S. Department of Energy ("DOE") Advanced Technology Vehicles Manufacturing ("ATVM") Incentive Program	591	591
Other debt	105	311
Total debt payable within one year	1,175	1,386
Long-term debt payable after one year
Public unsecured debt securities (a)	6,830	5,420
Unamortized (discount)/premium	(150)	(100)
Convertible notes	908	908
Unamortized (discount)/premium	(127)	(142)
DOE ATVM Incentive Program	4,719	5,014
EIB Credit Facilities (b)	1,210	729
Other debt	1,248	1,048
Unamortized (discount)/premium	4	(7)
Total long-term debt payable after one year	14,642	12,870
Total Automotive sector	$15,817	$14,256
Fair value of Automotive sector debt (c)	$17,075	$14,867
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$4,813	$5,752
Other asset-backed short-term debt	733	3,762
Floating rate demand notes	5,183	4,890
Commercial paper	1,535	1,686
Other short-term debt	1,470	1,655
Total short-term debt	13,734	17,745
Long-term debt
Unsecured debt
Notes payable within one year	6,411	5,830
Notes payable after one year	34,621	32,503
Asset-backed debt
Notes payable within one year	16,558	13,801
Notes payable after one year	20,619	20,266
Unamortized (discount)/premium	(113)	(134)
Fair value adjustments (d)	210	791
Total long-term debt	78,306	73,057
Total Financial Services sector	$92,040	$90,802
Fair value of Financial Services sector debt (c)	$94,868	$94,578
Total Company	$107,857	$105,058
__________

(a)
Public unsecured debt securities at June 30, 2013 increased by about $1.4 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043.

(b)	Includes EIB Credit Facilities debt due to the consolidation of Ford Romania, SA ("Ford Romania") on January 1, 2013. See Note 18 for additional information.

(c)
The fair value of debt includes $414 million and $484 million of Automotive sector short-term debt and $8.2 billion and $8.4 billion of Financial Services sector short-term debt at June 30, 2013 and December 31, 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

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

Fair Value Hedges. Our Financial Services sector uses derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness and are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statement of cash flows.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Our Financial Services sector reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss), net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services operating and other expenses. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statements of cash flows.

Normal Purchases and Normal Sales Classification. We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) ("OCI"), reclassified from Accumulated other comprehensive income/(loss) to income and/or recognized directly in income for the periods ended June 30 (in millions):

	Second Quarter 2013			First Half 2013
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$240	$(53)	$—	$295	$(125)	$(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$33			$45
Commodity contracts			(33)			(75)
Total			$—			$(30)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$62			$123
Ineffectiveness (a)			(24)			(30)
Total			$38			$93
Derivatives not designated as hedging instruments
Interest rate contracts			$(7)			$(6)
Foreign currency exchange contracts			11			92
Cross-currency interest rate swap contracts			(44)			94
Total			$(40)			$180
__________

(a)
For the second quarter and first half of 2013, hedge ineffectiveness reflects change in fair value on derivatives of $477 million loss and $568 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $453 million gain and $538 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Second Quarter 2012			First Half 2012
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(222)	$(98)	$(1)	$(369)	$(150)	$—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(8)			$(35)
Commodity contracts			(186)			(115)
Other – warrants			—			(4)
Total			$(194)			$(154)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$41			$82
Ineffectiveness (a)			1			2
Total			$42			$84
Derivatives not designated as hedging instruments
Interest rate contracts			$—			$(4)
Foreign currency exchange contracts			(6)			(54)
Cross-currency interest rate swap contracts			—			(48)
Other			(43)			(81)
Total			$(49)			$(187)
__________

(a)
For the second quarter and first half of 2012, hedge ineffectiveness reflects change in fair value on derivatives of $238 million gain and $158 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $237 million loss and $156 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$16,989	$435	$261	$17,663	$150	$357

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	6,759	113	67	9,225	68	129
Commodity contracts	2,152	12	82	1,854	23	124
Total derivatives not designated as hedging instruments	8,911	125	149	11,079	91	253
Total Automotive sector derivative financial instruments	$25,900	$560	$410	$28,742	$241	$610

Financial Services Sector
Fair value hedges
Interest rate contracts	$19,315	$434	$168	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	62,963	344	148	68,919	504	248
Foreign currency exchange contracts	2,023	14	12	2,378	9	8
Cross-currency interest rate swap contracts	3,119	26	58	3,006	—	117
Total derivatives not designated as hedging instruments	68,105	384	218	74,303	513	373
Total Financial Services sector derivative financial instruments	$87,420	$818	$386	$91,057	$1,300	$381

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on June 30, 2013 was $1.4 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	June 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in the balance sheet	$560	$410	$241	$610
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(325)	(325)	(218)	(218)
Net amount	$235	$85	$23	$392

Financial Services Sector
Gross derivative amounts recognized in the balance sheet	$818	$386	$1,300	$381
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(274)	(274)	(222)	(222)
Net amount	$544	$112	$1,078	$159

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other receivables, net or Payables in our consolidated balance sheet. As of June 30, 2013 and December 31, 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at June 30, 2013 and December 31, 2012, our adjustment decreased derivative assets by $2 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at June 30, 2013 and December 31, 2012, our adjustment decreased derivative assets by $5 million and $14 million, respectively, and decreased derivative liabilities by $25 million and $5 million, respectively. See Note 3 for more detail on valuation methodologies.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture between Ford and Mazda Motor Corporation ("Mazda") that operates an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda ("the Option"). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. Mazda's share in AAI is redeemable by Ford or Mazda for a three-year period commencing on September 1, 2015. The following table summarizes the changes in our redeemable noncontrolling interest for the period ended June 30 (in millions):

2013
Balance on December 31, 2012	$322
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	5
Ending balance	$327

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended June 30 (in millions):

	First Half
	2013	2012
Foreign currency translation
Beginning balance	$(1,241)	$(1,383)
Net gain/(loss) on foreign currency translation	(791)	(255)
Reclassifications to net income (a)	(9)	—
Other comprehensive income/(loss), net of tax	(800)	(255)
Ending balance	$(2,041)	$(1,638)

Derivative instruments (b)
Beginning balance	$(175)	$(181)
Net gain/(loss) on derivative instruments (net of tax of $94 and $118)	201	(251)
Reclassifications to net income (net of tax of $40 and $51) (c)	85	99
Other comprehensive income/(loss), net of tax	286	(152)
Ending balance	$111	$(333)

Pension and other postretirement benefits
Beginning balance	$(21,438)	$(17,170)
Prior service cost arising during the period	—	—
Net gain/(loss) arising during the period (net of tax of $236 and $0)	458	—
Amortization of prior service cost included in net income (net of tax of $15 and $54) (d)	(7)	(82)
Amortization of (gain)/loss included in net income (net of tax of $355 and $151) (d)	752	331
Translation impact on non-U.S. plans	328	(36)
Other comprehensive income/(loss), net of tax	1,531	213
Ending balance	$(19,907)	$(16,957)

Total AOCI ending balance at June 30	$(21,837)	$(18,928)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)
We expect to reclassify existing net gains of $212 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)	Gain/(loss) on cash flow hedges is reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 12 for additional information.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 10 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
Interest income	$43	$65	$87	$152
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	5	(21)	80	5
Gains/(Losses) on changes in investments in affiliates (a)	2	(183)	(10)	(186)
Gains/(Losses) on extinguishment of debt	—	—	(18)	—
Royalty income	148	101	261	182
Other	43	54	86	95
Total	$241	$16	$486	$248
__________

(a)	During the second quarter of 2012, ACH completed the sale of its automotive interior trim components business and its automotive lighting business. See Note 18 for additional information.

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
Interest income (investment-related)	$14	$21	$28	$37
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(8)	—	(7)	13
Insurance premiums earned	30	25	59	51
Other	38	37	90	55
Total	$74	$83	$170	$156

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

We record costs associated with voluntary separations at the time of employee acceptance, unless the acceptance requires explicit approval by the Company. We record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. When a plan of separation requires approval by the labor group or the government, the costs are recorded after the required consultation process is complete. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

Business Restructuring - Europe

In October 2012, we committed to commence a transformation plan for our Ford Europe operations. The plan included the closure of two U.K. facilities — an assembly plant in Southampton, and a stamping and tooling plant in Dagenham — in 2013, and a major assembly plant in Genk, Belgium by the end of 2014. Before finalizing our separation plan in Genk, we engaged in a consultation process with the unions, which was completed in June 2013.

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with the voluntary separation programs in the U.K. and the involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the activity (excluding $132 million of pension-related costs discussed in Note 10) recorded in Accrued liabilities and deferred revenue, for the period ended June 30 (in millions):

First Half 2013
Beginning balance	$—
Changes in accruals	287
Payments	(2)
Foreign currency translation	2
Ending balance	$287

Our current estimate of total separation-related costs for the U.K. and Genk facilities is approximately $1 billion, excluding approximately $200 million of pension-related costs discussed in Note 10.
NOTE 17. INCOME TAXES

For interim tax reporting we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act reinstated the U.S. federal research and development tax credit and U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the period ended June 30, 2013 reflects a $221 million tax benefit related to the retroactive provisions of the Act.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE

Automotive Sector

Dispositions

Automotive Components Holdings, LLC ("ACH"). During the second quarter of 2012, ACH completed the sales of its automotive interior trim components business and automotive lighting business resulting in pre-tax losses of $96 million and $77 million, respectively, reported in Automotive interest income and other income/(loss), net, and contractual obligations of $182 million and $15 million, respectively, associated with the pricing of products to be purchased over the term of the related purchase and supply agreements.

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
__________

(a)	As of January 1, 2013, intercompany assets of $68 million and intercompany liabilities of $360 million have been eliminated in both consolidated and sector balance sheets.

The excess of our previously recorded equity interest of $63 million over fair value of the net assets acquired resulted in a pre-tax loss of $15 million recorded in Automotive interest income and other income/(loss), net.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE (Continued)

Financial Services Sector

Assets Held for Sale

Other Financial Services Segment. During April 2013, we executed an agreement to sell certain Volvo-related retail financing receivables to a third-party financing company. The first tranche of receivables was sold in June 2013 and we recognized a pre-tax gain of $5 million, which is reported in Financial Services other income/(loss), net. All servicing obligations transferred to the third party upon sale of the receivables.

As of June 30, 2013, the remaining Volvo-related retail financing receivables of $264 million were classified to Assets held for sale as we do not have the intent to hold the receivables for the foreseeable future. We determined a valuation allowance was not required, based on an analysis of the remaining fair value of the receivables.

NOTE 19.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

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

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,233	$1,040	$2,844	$2,436
Effect of dilutive 2016 Convertible Notes (a)	11	10	24	21
Effect of dilutive 2036 Convertible Notes (a)	—	—	1	—
Diluted income	$1,244	$1,050	$2,869	$2,457

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,933	3,815	3,928	3,809
Net dilutive options and warrants (b)	50	101	49	129
Dilutive 2016 Convertible Notes	98	95	97	95
Dilutive 2036 Convertible Notes	3	3	3	3
Diluted shares	4,084	4,014	4,077	4,036
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
The net dilutive effect for warrants was approximately 57 million and 76 million dilutive shares for second quarter and first half 2012, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of June 30, 2012. The warrants expired by their terms on January 1, 2013 and no warrants are outstanding.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
Second Quarter 2013
Revenues	$22,458	$3,014	$7,557	$3,050	$—	$—	$36,079
Income before income taxes	2,329	151	(348)	177	(205)	(736)	1,368
Total assets at June 30	58,498	6,745	16,111	8,476	—	—	89,830

Second Quarter 2012
Revenues	$19,710	$2,351	$7,013	$2,254	$—	$—	$31,328
Income before income taxes	2,010	5	(404)	(66)	(163)	(234)	1,148
Total assets at June 30	50,483	6,165	18,588	6,712	—	—	81,948

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Half 2013
Revenues	$44,693	$5,322	$14,280	$5,642	$—	$—	$69,937
Income before income taxes	4,771	(67)	(810)	183	(330)	(759)	2,988

First Half 2012
Revenues	$38,309	$4,733	$14,282	$4,529	$—	$—	$61,853
Income before income taxes	4,143	59	(553)	(161)	(269)	(489)	2,730

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Second Quarter 2013
Revenues	$2,079	$53	$(116)	$2,016	$—	$38,095
Income before income taxes	454	(3)	—	451	—	1,819
Total assets at June 30	108,485	7,192	(6,893)	108,784	(2,404)	196,210

Second Quarter 2012
Revenues	$1,938	$69	$(124)	$1,883	$—	$33,211
Income before income taxes	438	9	—	447	—	1,595
Total assets at June 30	99,901	8,126	(6,908)	101,119	(1,831)	181,236

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Half 2013
Revenues	$4,094	$113	$(239)	$3,968	$—	$73,905
Income before income taxes	961	(7)	—	954	—	3,942

First Half 2012
Revenues	$3,914	$141	$(252)	$3,803	$—	$65,656
Income before income taxes	890	13	—	903	—	3,633
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  COMMITMENTS AND CONTINGENCIES

Guarantees

At June 30, 2013 and December 31, 2012, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties. We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2033, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under guarantees and the carrying value of recorded liabilities related to guarantees were as follows (in millions):

	June 30, 2013	December 31, 2012
Maximum potential payments	$245	$409
Carrying value of recorded liabilities related to guarantees	7	17

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  COMMITMENTS AND CONTINGENCIES (Continued)

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., "non-pattern matters"), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.6 billion.

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

Warranty

Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Accrued liabilities and deferred revenue for the periods ended June 30 were as follows (in millions):

	First Half
	2013	2012
Beginning balance	$3,656	$3,915
Payments made during the period	(1,124)	(1,103)
Changes in accrual related to warranties issued during the period	1,048	1,084
Changes in accrual related to pre-existing warranties	157	43
Foreign currency translation and other	(68)	(13)
Ending balance	$3,669	$3,926

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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
July 31, 2013

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

Our second quarter and first half 2013 pre-tax results and net income were as follows:

	Second Quarter		First Half
	2013	Better/(Worse) 2012	2013	Better/(Worse) 2012
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$2,555	$726	$4,701	$579
Special items	(736)	(502)	(759)	(270)
Pre-tax results (incl. special items)	1,819	224	3,942	309
(Provision for)/Benefit from income taxes	(585)	(28)	(1,096)	101
Net income	1,234	196	2,846	410
Less: Income/(Loss) attributable to noncontrolling interests	1	3	2	2
Net income attributable to Ford	$1,233	$193	$2,844	$408

The increase in net income was primarily explained by improved results in our Automotive sector. This increase is offset partially by higher Automotive sector special item charges (defined below), including separation-related actions, primarily in Europe, and costs associated with our U.S. salaried retiree voluntary lump-sum program. Pre-tax results are discussed in more detail below.

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

As shown in Note 20 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector special items in each category:

	Second Quarter		First Half
	2013	2012	2013	2012
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(442)	$(39)	$(450)	$(272)
Mercury discontinuation/Other dealer actions	—	(13)	—	(29)
Total Personnel and Dealer-Related Items	(442)	(52)	(450)	(301)
Other Items
U.S. pension lump-sum program	$(294)	$—	$(294)	$—
Loss on sale of two component businesses	—	(173)	—	(173)
Other	—	(9)	(15)	(15)
Total Other Items	(294)	(182)	(309)	(188)
Total Special Items	$(736)	$(234)	$(759)	$(489)
__________

(a)	For 2013, primarily related to separation costs for personnel at our Genk and U.K. facilities in Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

The chart below details second quarter 2013 pre-tax results by sector:

TOTAL COMPANY
2013 SECOND QUARTER PRE-TAX RESULTS

Millions
$2,555
$2,104
Ford Credit $454
Other (3)
$451
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2012 2Q	$726	$722	$ 4
B / (W) 2013 1Q	409	461	(52)

Both sectors -- Automotive and Financial Services -- contributed to the total Company second quarter 2013 pre-tax profit of $2.6 billion. Compared with 2012, total Company pre-tax profit improved, driven primarily by the Automotive sector.

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

Total Automotive. The charts below detail second quarter key metrics and the change in pre-tax results for the second quarter of 2013 compared with the second quarter of 2012 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2013 SECOND QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
1,447
1,678
2012
2013
Revenue (Bils.)
$31.4
$36.0
2012
2013
Pre-Tax Results (Mils.)
$1,382
$2,104
2012
2013
Operating Margin (Pct.)
4.9%
6.4%
2012
2013

Memo:								
First Half	2,805	3,175	$61.9	$69.9	$3,219	$3,747	5.6%	5.8%

AUTOMOTIVE SECTOR
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
Market Factors
Total Cost
$0.7
Industry $0.5
Share 0.5
Stocks 0.3
Mix / Other 0.3
Mfg. / Engineering $(0.2)
Advert. & Sales Promo. (0.1)
Spending Related (0.1)
Pension / OPEB (0.1)
Admin. & Selling / Other (0.2)
Total Structural Costs $(0.7)
Other $(0.1)
$2.1
$1.4
$1.6
Pricing $ 1.0
Incentives / Other (0.5)
$0.5
$ -
$(0.3)
$(0.3)
$(0.8)
2012 2Q
2013 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

	2013 2Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Net Interest / Other
Memo: B / (W) Than 2013 1Q	$0.5	$1.1	$(0.2)	$(0.3)	$(0.6)	$0.3	$0.2

The strong total Automotive performance reflects continued outstanding performance in Ford North America; recovery in Ford South America from the exchange-driven loss in the first quarter; great progress in Ford Europe in continuing to deliver our transformation plan; and the best-ever quarterly profit in Ford Asia Pacific Africa since we began reporting specific business unit results in 2001. Second quarter 2013 wholesales and revenue for total Automotive were both up strongly from a year ago. Higher volume reflects the impact of improved market share in all regions and higher industry volume in all regions except Europe, as well as lower dealer stock reductions this year compared with a year ago. The growth in revenue reflects higher volume in all regions and net pricing gains everywhere except Europe, offset partially by unfavorable exchange in all regions.

Second quarter 2013 pre-tax results and operating margin for total Automotive increased, reflecting favorable market factors across all regions, offset partially by higher cost and unfavorable exchange, primarily in South America. The cost increases mainly reflect investments in higher volume, growth, and new products — for this year and the future — as well as restructuring-related costs in Europe and higher pension and OPEB expense in North America and Europe.

First half 2013 volume and revenue were both 13% higher than a year ago. Total Automotive first half 2013 pre-tax profit and operating margin also were both higher. The increase in pre-tax profit for the second quarter of 2013 compared with the first quarter of 2013 is more than explained by favorable volume and mix and exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for the second quarter of 2013 and 2012 was $35 billion and $30.1 billion, respectively, a difference of $4.9 billion; for first half 2013 and 2012 these were $67.5 billion and $59.2 billion, respectively, a difference of $8.3 billion. An explanation of the changes, as reconciled to our income statement, is shown below (in billions):

	2013 Better/(Worse) 2012
	Second Quarter	First Half
Explanation of change:
Volume and mix, exchange, and other	$(3.1)	$(5.6)
Contribution costs (a)
Commodity costs (incl. hedging)	0.1	0.1
Material costs excluding commodity costs	(0.3)	(0.6)
Warranty/Freight	(0.1)	—
Other costs (a)
Structural costs	(0.7)	(1.6)
Other	(0.1)	(0.2)
Special items	(0.7)	(0.4)
Total	$(4.9)	$(8.3)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Shown below are pre-tax results by segment for the second quarter of 2013.

AUTOMOTIVE SECTOR
2013 SECOND QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$2,104
$2,329
$151
$(348)
$177
$(205)
Net Interest $(247)
Fair Mkt. Value Adj. / Other 42
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2012 2Q	$722	$ 319	$146	$ 56	$243	$(42)
B / (W) 2013 1Q	461	(113)	369	114	171	(80)

Second quarter 2013 total Automotive pre-tax results reflected profit in all segments except Europe, and all segments improved compared with a year ago. The regions outside North America achieved the best combined result since second quarter 2011. The loss in Other Automotive reflects net interest expense, offset partially by a favorable fair market value adjustment of our investment in Mazda. Included in net interest expense are $55 million of losses on our cash equivalents and marketable securities portfolio and $28 million of other adverse items.

For full-year 2013, we now expect net interest expense to be about $800 million to $850 million, up from our prior guidance of $750 million to $800 million, primarily due to the impact of rising interest rates on the market value of our cash equivalents and marketable securities portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key second quarter metrics and the change in the second quarter of 2013 pre-tax results compared with the second quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 SECOND QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
719
823
2012
2013
Revenue (Bils.)
$19.7
$22.4
2012
2013
Pre-Tax Results (Mils.)
$2,010
$2,329
2012
2013
Operating Margin (Pct.)
10.2%
10.4%
2012
2013

Memo:								
First Half	1,370	1,584	$38.3	$44.7	$4,143	$4,771	10.8%	10.7%

Second Quarter (U.S. Market)		
U.S. Industry SAAR (Mils.)	14.5	15.7
U.S. Market Share	15.6%	16.5%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
$0.3
$2.0
$2.3
U.S. Industry $ 0.5
U.S. Share 0.4
Stocks 0.1
Mix / Other (0.3)
$0.7
$0.1
Material Incl. Commod. $(0.1)
Warranty / Freight (0.1)
$(0.2)
Mfg. / Engineering $(0.1)
Pension / OPEB (0.1)
Other (0.1)
Total Structural Costs $(0.3)
$(0.3)
$ -
$ -
2012 2Q
2013 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 1Q	$(0.1)	$0.4	$(0.2)	$(0.1)	$(0.4)	$0.1	$0.1

Ford North America continued to perform very well, achieving a pre-tax profit of $2 billion or more and an operating margin of 10% or more for the fifth time out of the last six quarters. In the second quarter, this reflects improving industry sales and a healthy full-size pickup segment, our strong product lineup, U.S. market share growth, including strong growth in the East and West Coast markets, continued discipline in matching production to real demand, and a lean cost structure — even as we invest more in product and capacity for future growth.

Second quarter 2013 wholesale volume and revenue for Ford North America each increased 14% compared with the same period a year ago. The volume improvement mainly reflects higher U.S. industry sales, which increased from a seasonally adjusted annual rate ("SAAR") of 14.5 million to 15.7 million units, as well as higher U.S. market share. The increase in revenue primarily reflects higher volume. Pre-tax profit and operating margin for second quarter 2013 are both higher than a year ago, more than explained by favorable market factors, offset partially by higher costs, including investment in new products and growth. For first half 2013, wholesale volume and revenue were both about 16% higher than 2012, with pre-tax profit a first half record, and operating margin about the same as a year ago. The decrease in pre-tax profit for the second quarter of 2013 compared with the first quarter of 2013 is more than explained by higher costs.

Total U.S. market share in the second quarter, at 16.5%, was up nine-tenths of a percentage point from the same period last year, reflecting robust F-Series sales and strong sales of the all-new C-MAX and Escape.

For full-year 2013, our guidance for Ford North America remains unchanged — we continue to expect higher pre-tax profit compared with 2012 and an operating margin of about 10%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail second quarter key metrics and the change in the second quarter of 2013 pre-tax results compared with the second quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 SECOND QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
119
147
2012
2013
Revenue (Bils.)
$2.3
$3.0
2012
2013
Pre-Tax Results (Mils.)
$5
$151
2012
2013
Operating Margin (Pct.)
0.2%
5.0%
2012
2013

	Wholesales 2012	Wholesales 2013	Revenue 2012	Revenue 2013	Pre-Tax 2012	Pre-Tax 2013	Op. Margin 2012	Op. Margin 2013
Memo:								
First Half	237	260	$4.7	$5.3	$59	$(67)	1.2%	(1.3)%
Second Quarter								
Industry SAAR (Mils.)*	5.3	5.8						
Market Share*	9.4%	9.6%						

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ 27
Share (30)
Stock 45
Mix / Other 294
Pricing $322
Incentives / Other 59
$146
$5
$151
$336
$381
$(260)
$(87)
$(187)
$(37)
Material Incl. Commod. $(207)
Warranty / Freight (53)
2012 2Q
2013 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 1Q	$369	$210	$176	$(168)	$(48)	$235	$(36)

In Ford South America, we are continuing to execute our strategy of expanding our product lineup, while progressively replacing legacy products with global One Ford offerings. Customer response to the new Ranger pickup has been strong, while the all-new EcoSport and Fusion are segment leaders. The recently refreshed Fiesta is off to a strong start as well.

Second quarter 2013 wholesale volume and revenue for Ford South America increased from a year ago by 24% and 28%, respectively. The higher volume reflects favorable changes in dealer stocks, higher industry sales, which increased from a SAAR of 5.3 million to 5.8 million units, and higher market share. The higher market share was more than explained by strong sales of EcoSport. Growth in revenue was mainly driven by higher volume from new products and net pricing gains, offset partially by unfavorable exchange. The increase in earnings and operating margin for the second quarter compared with a year ago was more than explained by favorable mix and net pricing gains. Higher costs and unfavorable exchange were partial offsets.

Ford South America had a loss for the first half 2013 compared with a profit a year ago, which was more than explained by the impact of the devaluation of the Venezuelan bolivar in the first quarter. Wholesale volume and revenue were higher for the first half 2013 compared with 2012. Second quarter 2013 pre-tax results were higher than first quarter 2013, explained primarily by favorable market factors and exchange, offset partially by higher costs.

For full-year 2013, our guidance for Ford South America remains unchanged — we continue to expect results to be about breakeven in an environment that remains challenging across the region.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail second quarter key metrics and the change in the second quarter of 2013 pre-tax results compared with the second quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2013 SECOND QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
359
391
Revenue (Bils.)
$7.1
$7.6
Pre-Tax Results (Mils.)
$(404)
$(348)
Operating Margin (Pct.)
(5.8)%
(4.6)%
2012
2013
2012
2013
2012
2013
2012
2013

Memo:	Wholesales 2012	Wholesales 2013	Revenue 2012	Revenue 2013	Pre-Tax 2012	Pre-Tax 2013	Op. Margin 2012	Op. Margin 2013
First Half	731	732	$14.3	$14.3	$(553)	$(810)	(3.9)%	(5.7)%
Second Quarter								
Industry SAAR (Mils.)**	14.4	13.6						
Market Share**	7.6%	8.1%						

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 17,000 and 14,000 units in Second Quarter 2012 and 2013, respectively), and in Russia (totaling about 36,000 and 34,000 units in Second Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ (14)
Share 34
Stocks 148
Mix / Other 113
$281
$56
$120
Material Incl. Commod. $101
Warranty / Freight 19
Memo:
(Included in cost columns)
$(404)
$(348)
$(86)
$(165)
$(37)
$(57)
$(181)
Mfg. / Engineering $ (25)
Spending Related (86)
Other Incl. Pension (57)
Total Structural Costs $(168)
All Other $ 3
Struc. Costs $(162)
Contrib. Costs (19)
2012 2Q
2013 2Q
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost
Memo:
B / (W) Than 2013 1Q
$114
$248
$(219)
$20
$(55)
$34
$86
$(71)

Ford Europe is well on track in executing our transformation plan, focused on product, brand, and cost.

Second quarter 2013 wholesale volume and revenue for Ford Europe each improved about 8% from a year ago. The volume increase primarily reflects the non-repeat of dealer stock reductions incurred in 2012 and higher market share; lower industry volume was a partial offset. The SAAR declined from 14.4 million units a year ago to 13.6 million units this year. The revenue increase mainly reflects the higher volume.

The second quarter 2013 pre-tax results and operating margin, while a loss and negative, respectively, were both improved from a year ago, despite the lower industry and the restructuring costs associated with our transformation plan. The improvement is more than explained by favorable volume and mix, offset partially by higher structural costs, mainly accelerated depreciation and a non-recurring write-off related to facilities we plan to close.

Ford Europe's first half 2013 loss and negative operating margin, both worse than a year ago, were more than explained by restructuring costs. Volume and revenue were about equal compared with last year. Second quarter 2013 pre-tax results improved compared with first quarter more than explained by favorable volume and mix.

Ford Europe's market share in the second quarter 2013 improved five-tenths of a percentage point, from 7.6% a year ago to 8.1%, more than explained by strong sales of the all-new B-MAX and improvements by Transit, Kuga, and Ranger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The graphic below shows highlights of our progress in delivering our European transformation plan, focused on product, brand, and cost:

AUTOMOTIVE SECTOR -- EUROPE
TRANSFORMATION PLAN STATUS

• Seven Products Launched
Product
• Closure of Southampton Assembly and Dagenham Stamping and Tooling July 2013
• Completed consultation with Genk unions -- plant closure end of 2014
• Improved Retail Share
• Improved Quality
• Lower Stocks
Sustainable, Profitable Growth
Brand
Cost

On Track To Deliver All Aspects Of European Transformation Plan, With Solid Progress In Second Quarter 2013

Our product acceleration remains on track with the introduction of five new passenger vehicles and two new commercial vehicles through June 2013. Due in part to the strength of our new products, our passenger car retail market share of the retail industry for the five major European markets (U.K., Germany, France, Italy, and Spain) was up 1.9 percentage points in the second quarter over the same period last year, and our fleet share improved four-tenths of a percentage point.

A key element of our European transformation plan is to focus on retail sales and to reduce reliance on short cycle rental and dealer self-registration sales — this is key to our brand health, residual values, and margins. Consistent with our strategy, dealer stock days supply of new vehicles at the end of the second quarter have been reduced and stocks of dealer self-registered vehicles were lower by about two-thirds compared with a year ago. Going into the third quarter, our retail order banks are about 50 percent higher than a year ago, in a down market.

Internal data suggest we are improving quality and the perception of the Ford brand in the region.

We also continue to make progress on cost, too, including our plan to close three facilities and relocate production for a more efficient manufacturing footprint. Our Southampton assembly plant and Dagenham stamping and tooling operations closed at the end of July, and we have completed the consultation process with the unions at our Genk plant, which is scheduled to close at the end of 2014.

As detailed earlier in this discussion, special items in the second quarter 2013 included $442 million for worldwide separation-related actions, of which $419 million was related to separation costs for personnel at the Genk and U.K. facilities as part of our transformation plan. The total of these separation costs is estimated at about $1.2 billion, all of which we expect to incur by year-end 2014, with about $800 million to be recognized in 2013, including the $419 million for the second quarter.

In terms of our full-year 2013 guidance for Ford Europe, we now expect our loss to be about the same as a year ago, or about $1.8 billion. This compares to our prior guidance of a loss of about $2 billion.

While the outlook for the business environment in Europe continues to be uncertain, data trends suggest that economic and industry conditions may have begun to stabilize.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail second quarter key metrics and the change in the second quarter of 2013 pre-tax results compared with the second quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 SECOND QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
250
317
2012
2013
Revenue (Bils.)
$2.3
$3.0
2012
2013
Pre-Tax Results (Mils.)
$(66)
$177
2012
2013
Operating Margin (Pct.)
(2.9)%
5.8%
2012
2013

Memo:	2012	2013	2012	2013	2012	2013	2012	2013
First Half	467	599	$4.6	$5.6	$(161)	$183	(3.6)%	3.2%
Second Quarter								
Industry SAAR (Mils.)**	33.4	35.4						
Market Share**	2.6%	3.6%						

* Includes Ford brand and Jiangling Motors Corporation ("JMC") brand vehicles produced in China by unconsolidated affiliates (totaling about 156,000 and 213,000 units in Second Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 11 markets we track; market share includes Ford brand and JMC brand vehicles produced in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$243
$177
$(66)
$296
Industry $ 53
Share 128
Stocks (6)
Mix / Other 121
$27
$28
Mfg. / Engineering $ (77)
Advert. & Sales Promo. (50)
Admin. / Other (38)
Total Structural Costs $(165)
All Other $ (3)
$(168)
$(43)
Royalties $36
Parts & Accessories 13
Other 54
$103
2012 2Q
2013 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:

	2013 2Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
B / (W) Than 2013 1Q	$171	$232	$24	$(4)	$(146)	$(21)	$86

Our strategy in Ford Asia Pacific Africa is straightforward — to aggressively grow — with an expanding portfolio of global One Ford products tailored for the region with manufacturing hubs in China, India, and ASEAN. Implementation of this strategy is gaining momentum.

Second quarter 2013 Ford Asia Pacific Africa wholesale volume were up 27% compared with a year ago, while revenue (which excludes our unconsolidated joint ventures in China) grew 35%. The growth in volume mainly reflects higher market share, as well as stronger industry sales, which increased from a SAAR for the region of 33.4 million units to 35.4 million units. Unfavorable changes in dealer stocks were a partial offset. Higher revenue primarily reflects favorable volume and mix.

The improvement in second quarter 2013 pre-tax results and operating margin compared with a year ago mainly reflects favorable market factors, offset partially by higher costs as we continue to invest for further growth, as well as unfavorable exchange. We also benefited from higher royalties, parts and accessories profits, as well as an insurance recovery.

First half 2013 wholesale volume, revenue, pre-tax profit, and operating margin were each higher than in 2012. The increase in pre-tax profit for the second quarter of 2013 compared with the first quarter of 2013 is more than explained by favorable volume and mix.

Given the strong first half 2013 performance, and the momentum demonstrated by our business in the region, we now expect Ford Asia Pacific Africa to be profitable for full-year 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit. In general, we measure period-to-period changes in Ford Credit's pre-tax profit using the causal factors listed below:

•	Volume:

•
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin).

•
Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special-rate financing programs available exclusively through us, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

•Financing Margin:

•
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period.

•
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•	Credit Loss:

•
Credit loss measures changes in the provision for credit losses. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

•
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit's present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 10-K Report.

•	Lease Residual:

•
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

•
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit's estimate of the number of vehicles that will be returned to them and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 10-K Report.

•	Other:

•	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

•
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), and other miscellaneous items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below details the change in second quarter 2013 pre-tax profit compared with second quarter 2012 by causal factor.

FORD CREDIT
2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions

$16
$438
$454
$66
$44
$(71)
$(20)
$(3)
2012 2Q
2013 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Receivables (Bils.) (a)	2012 2Q	2013 2Q
Total	$84	$94
Managed	86	95

(a) Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at June 30, 2012 and $(1) billion at June 30, 2013

The increase in pre-tax profits is more than explained by higher volume and financing margin, offset partially by lower credit loss reserve reductions.

The higher volume is explained by higher receivables in Ford Credit's North America segment, which were primarily driven by an increase in net investment in operating leases and in non-consumer dealer finance receivables.

Higher financing margin is primarily explained by lower borrowing costs in Ford Credit's International segment.

The lower credit loss reserve reductions are primarily related to the consumer finance receivable portfolio in Ford Credit's North America segment.

We continue to expect Ford Credit's full-year 2013 pre-tax profits to be about equal to 2012 and planned distributions to be about $200 million for the year. We now expect Ford Credit year-end managed receivables of $97 billion to $102 billion, which is within the prior range of $95 billion to $105 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's receivables, including finance receivables and operating leases were as follows (in billions):

	June 30, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$39.5	$39.5
Non-Consumer
Dealer financing (a)	20.2	19.5
Other	1.0	1.1
Total North America Segment – finance receivables (b)	60.7	60.1
Finance receivables – International Segment
Consumer
Retail financing	9.1	9.0
Non-Consumer
Dealer financing (a)	8.0	7.5
Other	0.4	0.4
Total International Segment – finance receivables (b)	17.5	16.9
Unearned interest supplements	(1.4)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	76.4	75.1
Net investment in operating leases (b)	17.6	14.7
Total receivables	$94.0	$89.8
Memo:
Total managed receivables (c)	$95.4	$91.3
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)
At June 30, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $26.9 billion and $29.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit's consolidated financial statements. In addition, at

June 30, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $ $6.3 billion that have been included in securitization transactions but continue to be reported in Ford Credit's financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of its other creditors. Ford Credit holds the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at June 30, 2013 increased from year-end 2012, primarily in Ford Credit's North America segment, which were driven by an increase in net investment in operating leases and in non-consumer dealer finance receivables, consistent with changes in our marketing programs and wholesale volumes.

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

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$17
$35
$49
$45
$32
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: Retail & Lease

$16	$37	$51	$45	$25

(ii) Loss-to-Receivables Ratio (LTR)

0.08%
0.17%
0.22%
0.20%
0.14%
2Q
3Q
4Q
1Q
2Q
2012
2013

(iii) Credit Loss Reserve (Mils.) and (iv) Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.47%
0.48%
0.44%
0.41%
0.39%
Reserve
$406
$416
$408
$389
$376
2Q
3Q
4Q
1Q
2Q
2012
2013

Ford Credit's second quarter credit losses continued to be near historic lows.

Year-over-year charge-offs were up $15 million, primarily reflecting a wholesale charge-off in Europe, and higher severity and lower recoveries in the United States. Second quarter charge-offs compared with first quarter were down $13 million, reflecting fewer defaults in the United States. The loss-to-receivables ratio was up six basis points compared with the prior year.

The credit loss reserve in the second quarter of 2013 was $376 million, down $30 million from a year ago and down $13 million from the first quarter, reflecting the continuation of the historically low losses.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit's proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2013 and December 31, 2012, Ford Credit classified between 5% - 6% of the outstanding U.S. retail finance and lease contracts in its portfolio as high risk at contract inception.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

The following chart shows return volumes and auction values at constant second quarter 2013 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of Ford Credit's total investment in operating leases at June 30, 2013.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
15
9
4
2
14
8
3
3
14
6
5
3
26
17
6
3
27
16
7
4
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: U.S. Return Rates

2Q 2012	3Q 2012	4Q 2012	1Q 2013	2Q 2013
59%	61%	62%	69%	68%

Auction Values (At Q2 2013 Mix)

24-Month
$19,310
$19,295
$19,230
$19,485
$18,920
$18,275
$18,440
$17,655
$17,735
$17,265
36-Month
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2Q 2012	3Q 2012	4Q 2012	1Q 2013	2Q 2013
$12.9	$14.0	$14.7	$15.9	$17.6

Lease return volumes in the second quarter were 12,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 compared with prior years. The second quarter lease return rate was 68%, up nine percentage points compared with the same period last year, reflecting lower auction values. As auction values decline, typically fewer customers elect to purchase their vehicle at lease-end.

In the second quarter of 2013, Ford Credit's 24-month and 36-month average auction values declined about $400 and $1,000, respectively, when compared to a year ago. Both 24-month and 36-month auction values declined about $500 from the first quarter.

Ford Credit's worldwide net investment in operating leases was $17.6 billion at the end of the second quarter of 2013, up $2.9 billion from year-end 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. For a discussion of risks to our liquidity, see "Item 1A. Risk Factors" in our 2012 Form 10-K Report as well as Note 21 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$5.5	$6.0	$6.2	$7.2
Marketable securities	20.2	18.2	18.2	16.6
Total cash, marketable securities and loaned securities	25.7	24.2	24.4	23.8
Securities-in-transit (a)	—	—	(0.1)	(0.1)
Gross cash	$25.7	$24.2	$24.3	$23.7
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at June 30, 2013.

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

	June 30, 2013	December 31, 2012
Gross cash	$25.7	$24.3
Available credit lines
Revolving credit facility, unutilized portion	10.7	9.5
Local lines available to foreign affiliates, unutilized portion	0.7	0.7
Automotive liquidity	$37.1	$34.5

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2013	2012	2013	2012
Gross cash at end of period	$25.7	$23.7	$25.7	$23.7
Gross cash at beginning of period	24.2	23.0	24.3	22.9
Total change in gross cash	$1.5	$0.7	$1.4	$0.8

Automotive income before income taxes (excluding special items)	$2.1	$1.4	$3.7	$3.2
Capital expenditures	(1.6)	(1.2)	(3.1)	(2.3)
Depreciation and special tools amortization	1.1	0.9	2.1	1.8
Changes in working capital (a)	0.5	(0.6)	0.9	(0.7)
Other/Timing differences (b)	1.2	0.3	0.4	(0.3)
Total operating-related cash flows	3.3	0.8	4.0	1.7

Cash impact of separation payments	—	(0.2)	(0.1)	(0.3)
Net receipts from Financial Services sector (c)	—	0.1	0.3	0.4
Other	(0.2)	0.6	—	0.4
Cash flow before other actions	3.1	1.3	4.2	2.2

Net proceeds from/(Payments on) Automotive sector debt	(0.1)	0.4	0.9	0.9
Contributions to funded pension plans	(1.0)	(0.8)	(2.8)	(1.9)
Dividends/Other	(0.5)	(0.2)	(0.9)	(0.4)
Total change in gross cash	$1.5	$0.7	$1.4	$0.8
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payment and the seasonal impact of vehicle financing receivables.

(c)	Primarily distributions and tax payments received from Ford Credit.

With respect to "Changes in working capital," in general we carry relatively low Automotive sector trade receivables compared to our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced. In addition, our inventories are lean because we build to order, not for inventory. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. In addition, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	Second Quarter		First Half
	2013	2012	2013	2012
Net cash provided by/(used in) by operating activities	$3.7	$1.8	$4.4	$2.7
Items included in operating-related cash flows
Capital expenditures	(1.6)	(1.2)	(3.1)	(2.3)
Proceeds from the exercise of stock options	0.2	—	0.2	—
Net cash flows from non-designated derivatives	—	(0.2)	(0.2)	(0.3)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	—	0.2	0.1	0.3
Contributions to funded pension plans	1.0	0.8	2.8	1.9
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.3)	(0.1)
Settlement of outstanding obligation with affiliates	—	(0.3)	—	(0.3)
Other	—	(0.3)	0.1	(0.2)
Operating-related cash flows	$3.3	$0.8	$4.0	$1.7

Credit Agreement. At June 30, 2013, lenders under our Credit Agreement had commitments totaling $10.7 billion in a revolving credit facility with a November 30, 2017 maturity date, and commitments totaling $50 million in a revolving credit facility with a November 30, 2015 maturity date. On April 30, 2013, we entered into the Ninth Amendment to our Credit Agreement, which extended the maturity date by two years from November 30, 2015 to November 30, 2017 and increased the commitments of the extending and new lenders. In connection with the Ninth Amendment, we terminated the lenders' commitments that were to mature on November 30, 2013. The Credit Agreement continues to be free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The Credit Agreement also continues to contain a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facilities. On May 22, 2012, the collateral securing, and the subsidiary guarantees guaranteeing, our obligations under the Credit Agreement were automatically released upon our senior, unsecured, long-term debt being upgraded to investment grade by Fitch and Moody's. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody's, and S&P (each as defined below), the guarantees of certain subsidiaries will be reinstated.

At June 30, 2013, the utilized portion of the revolving credit facilities was $92.4 million, representing amounts utilized as letters of credit. Less than 4.5% of the commitments in the revolving credit facilities are from financial institutions based in Italy and Spain. There are no commitments from financial institutions based in Greece, Ireland, or Portugal.

U.S. Department of Energy ("DOE") Advanced Technology Vehicle Manufacturer ("ATVM") Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement ("Arrangement Agreement") with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility (the "Facility") under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program and (iii) cause the Federal Financing Bank to enter into a Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans. We began repayment in September 2012 and, at June 30, 2013, an aggregate of $5.3 billion was outstanding. The proceeds of the ATVM loan have been used to finance certain costs for fuel-efficient, advanced-technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank ("EIB") Credit Facilities.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $524 million at June 30, 2013) with the EIB (the "EIB Romania Facility"), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom ("Ford of Britain"), entered into a credit facility for an aggregate amount of £450 million (equivalent to $686 million at June 30, 2013) with the EIB (the "EIB United Kingdom Facility").  The facilities were fully drawn at June 30, 2013.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.35% and 4% per annum, respectively.  Proceeds of loans drawn under the EIB Romania Facility are being used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

each facility are five-year, non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain's obligations to the government of the United Kingdom.  The EIB Romania Facility is also secured by a pledge of cash collateral from Ford Romania equal to approximately 20% of the outstanding principal amount of loans under the EIB Romania Facility.  During the first quarter of 2013, we provided a guarantee to the EIB for approximately 20% of the outstanding principal amount of loans under the EIB United Kingdom Facility in exchange for the EIB releasing the cash collateral of an equal amount that had been pledged by Ford of Britain.

Export-Import Bank of the United States ("Ex-Im") and Private Export Funding Corporation ("PEFCO") Secured Revolving Loan. At June 30, 2013, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility was renewed on June 15, 2013 and will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At June 30, 2013, we had $833 million of local credit facilities available to non-U.S. Automotive affiliates, of which $119 million had been utilized. Of the $833 million of committed credit facilities, $277 million expires in 2013, $222 million expires in 2014, $293 million expires in 2015, and $41 million thereafter.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	June 30, 2013	December 31, 2012
Gross cash	$25.7	$24.3
Less:
Long-term debt	14.6	12.9
Debt payable within one year	1.2	1.4
Total debt	15.8	14.3
Net cash	$9.9	$10.0

Total debt at June 30, 2013 increased by $1.5 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043 in the first quarter and the consolidation of about $500 million of debt from our Romanian operations in the first quarter, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043, two quarterly installment payments on the ATVM loan which totaled about $300 million, as well as other debt repayments. Notwithstanding this increase, we continue to expect to reduce Automotive debt levels to about $10 billion by mid-decade. We plan to achieve this reduction by using cash from operations to make quarterly installment payments on the ATVM loan, repay the EIB and Ex-Im loans at maturity, and take other debt reduction actions.

Proceeds from the debt issuance that were not used for reduction of higher-cost debt are being used for pension contributions, which will reduce our pension expense by a greater amount than the interest incurred on the debt.

Pension. In the first half 2013, we contributed $2.8 billion to our global funded pension plans, including $2 billion in discretionary contributions to our U.S. plans.  For full-year 2013, we continue to expect to contribute $5 billion to our global funded plans, including about $3.4 billion in discretionary contributions, largely to our U.S. plans.  In the second quarter of 2013, we settled $1.5 billion of obligations related to the U.S. salaried retiree voluntary lump sum program, with $2.7 billion settled since the inception of the program last year (with an equal amount distributed from pension assets).  As a result of the second quarter 2013 settlement, we recognized a special item charge of $294 million reflecting the acceleration of unrecognized losses in the plan; in the fourth quarter of 2012, we recognized a special item charge of $250 million relating to $1.2 billion of such settlements.  Through the second quarter of 2013, we have completed about 60% of our expected lump-sum settlements with the program concluding by year end.

Also, we have continued to progressively increase the mix of fixed income assets in our U.S. plans with the objective of reducing funded status volatility.  The U.S. plans' asset mix was at 60% fixed income at the end of the second quarter of 2013, up from 55% at year-end 2012, with our long-term target being 80%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As a result of the strategic actions we have been taking, along with recent increases in discount rates, the funded status of our global pension plans significantly improved as of June 30, 2013 compared with the end of last year.  So far this year, discount rates in the U.S. have increased about 75 basis points, compared with year-end 2012.  Based on our liability and fixed income asset sensitivities, a one percentage point increase in discount rates would improve U.S. funded status by $2.0 billion to $2.5 billion.  This, combined with contributions to our global funded pension plans, as well as returns on other asses and modest increases in discount rates for our non-U.S. plans, has led to the significant improvement in funded status of our global pension plans.

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

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit's funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. The following chart shows the trends in Ford Credit's funding:

FORD CREDIT
FUNDING STRUCTURE

Billions

Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$95
$2
$5
$5
$38
$45
$10
$10
$97-102
~$2
$5-6
$3-4
$41-42
$44-47
$10-11
$8-10
Year-End 2011
Year-End 2012
Q2 2013
Year-End 2013 Fcst.
Securitized Funding as Percentage of Managed Receivables
55%
48%
45%
44 - 47%

__________

(a)	The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At the end of the second quarter of 2013, managed receivables were $95.4 billion, and Ford Credit ended the quarter with $10 billion in cash, excluding marketable securities related to insurance activities. Securitized funding was 45% of managed receivables, down from 48% at year-end 2012.

Ford Credit now expects year-end managed receivables in the range of $97 billion to $102 billion and securitized funding is expected to represent about 44% to 47% of total managed receivables, both within prior guidance. It is our expectation that Ford Credit's securitized funding as a percent of managed receivables will decline over time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Global Public Term Funding Plan. The following table illustrates Ford Credit's planned issuances for full-year 2013, and its public term funding issuances through July 30, 2013, and its funding issuances for full-year 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013
	Full-Year Forecast	Through July 30	Full-Year 2012	Full-Year 2011
Unsecured	$ 7-10	$5	$9	$8
Securitizations (a)	12-14	9	14	11
Total	$ 19-24	$14	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through July 30, 2013, Ford Credit completed about $14 billion of public term funding in the United States, Canada, and Europe, including about $5 billion of unsecured debt and about $9 billion of securitizations.

For 2013, Ford Credit projects full-year public term funding in the range of $19 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $12 billion to $14 billion of public securitizations.

Liquidity. The following table illustrates Ford Credit's liquidity programs and utilization (in billions):

	June 30, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$10.0	$10.9
Unsecured credit facilities	1.4	0.9
FCAR bank lines	5.8	6.3
Conduit / Bank Asset-Backed Securitizations ("ABS")	25.1	24.3
Total liquidity sources	$42.3	$42.4

Utilization of Liquidity
Securitization cash (c)	$(3.0)	$(3.0)
Unsecured credit facilities	(0.2)	(0.1)
FCAR bank lines	(4.8)	(5.8)
Conduit / Bank ABS	(10.2)	(12.3)
Total utilization of liquidity	(18.2)	(21.2)
Gross liquidity	24.1	21.2
Capacity in excess of eligible receivables	(1.2)	(1.5)
Liquidity available for use	$22.9	$19.7
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

At June 30, 2013, Ford Credit had $42.3 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $18.2 billion at the quarter-end, compared with $21.2 billion at year-end 2012. The decreased utilization primarily reflects lower usage of its private conduits.

Ford Credit ended the quarter with gross liquidity of $24.1 billion. Capacity in excess of eligible receivables was $1.2 billion. Total liquidity available for use continues to remain strong at $22.9 billion, up $3.2 billion from year-end 2012. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2013, Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10 billion, compared with $10.9 billion at year-end 2012. In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit's cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit's cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Within Ford Credit's cash, cash equivalents, and marketable securities, it did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at June 30, 2013. The average maturity of these investments ranges from 90 days to up to one year, and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit's securitization transactions of $3 billion at June 30, 2013, same as December 31, 2012.

Ford Credit's substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the second quarter and first half of 2013, through market transactions, Ford Credit called an aggregate principal amount of $130 million and $163 million, respectively, (of which none were maturing in 2013) of our unsecured debt.

Committed Liquidity Programs. Ford Credit and our subsidiaries, including FCE Bank plc's ("FCE"), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.1 billion ($14.7 billion of retail, $5.4 billion of wholesale, and $5.0 billion of lease assets) at June 30, 2013, of which about $4.9 billion relates to commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.9 billion (of which $2.5 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between August 2014 and June 2015. Ford Credit plans to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit's capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2013, $10.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit's ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. During the second quarter, FCE replaced its £440 million syndicated credit facility with a £720 million (equivalent to $1.1 billion at June 30, 2013) syndicated credit facility that matures on April 25, 2016 (the "FCE Credit Agreement"). At June 30, 2013, Ford Credit and its majority-owned subsidiaries had $1.4 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.2 billion was available for use, including $1.1 billion under the FCE Credit Agreement. On July 26, 2013, FCE drew €460 million under the FCE Credit Agreement.

The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At June 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy. There were no commitments from financial institutions based in Greece, Ireland, Portugal or Spain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, at July 1, 2013, Ford Credit had about $5.8 billion of contractually-committed liquidity facilities provided by banks to support Ford Credit's FCAR program, all of which expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and Ford Credit having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2013, about $5.8 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of Ford Credit's asset-backed securities. At June 30, 2013, the outstanding commercial paper balance for the FCAR program was $4.8 billion.

Ford Credit is projecting a December 31, 2013 FCAR asset-backed commercial paper balance of between $3 billion to $4 billion, down $1 billion from Ford Credit's prior year-end 2013 forecast.  FCAR asset-backed commercial paper balances and associated bank liquidity lines have declined over time reflecting a reduction in the size of the asset-backed commercial paper market, and an evolving bank regulatory and credit rating environment.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder's interest as equity.

The following table shows the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	June 30, 2013	December 31, 2012
Total debt	$90.8	$89.3
Equity	10.0	9.7
Financial statement leverage (to 1)	9.1	9.2

The following table shows the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	June 30, 2013	December 31, 2012
Total debt	$90.8	$89.3
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.0)	(10.9)
Adjustments for derivative accounting (b)	(0.2)	(0.8)
Total adjusted debt	$80.6	$77.6

Equity	$10.0	$9.7
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted equity	$9.7	$9.4
Managed leverage (to 1) (c)	8.3	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2013, Ford Credit's managed leverage was 8.3:1, unchanged from December 31, 2012.

Total Company

Equity. At June 30, 2013, Total equity attributable to Ford Motor Company was $19.2 billion, an increase of about $3.2 billion compared with December 31, 2012. The increase primarily reflects favorable changes in Retained earnings, related to first half 2013 net income attributable to Ford Motor Company of $2.8 billion, offset partially by cash dividends declared of $785 million, and favorable changes in Accumulated other comprehensive income/(loss) of $1 billion.

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

There have been no ratings actions taken on us by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Stable	BBB-	F3	Stable	BBB-
Moody's	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BB+	BB+	Positive	BB+	NR	Positive	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB-, a one-notch higher rating than Ford and Ford Credit.

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

Looking at the external business environment, overall our outlook has not changed substantially. We project 2013 global economic growth to be at the lower end of a 2% to 3% range, with global industry sales projected at the higher end of an 80 million to 85 million unit range. We expect U.S. economic growth to be in the range of 2% to 2.5%, with industry sales supported by continued improvement in the housing sector and replacement demand as a result of the older age of vehicles on the road. In South America, recent developments in Brazil add uncertainty to the near-term outlook, while in Argentina and Venezuela there are escalated risks as both economies are weak with unclear economic policy direction. In Europe, the euro area is in recession, but incoming data suggests that economic and industry conditions may have begun to stabilize. Recent policy decisions, such as the European Central Bank's rate cut and the European Union's extension of deficit targets for some markets, are positive steps. In Asia Pacific Africa, economic indicators point toward growth in the 7% to 8% range in China this year. Growth in India, on the other hand, is below its full potential, due partially to high inflation and interest rates. Overall, despite challenges, we expect global economic growth to continue for 2013.

Our projected vehicle production is as follows (in thousands):

	Third Quarter 2013 (a)
	Planned Vehicle Unit Production	Over/(Under) Third Quarter 2012
Ford North America	740	67
Ford South America	130	26
Ford Europe	325	6
Ford Asia Pacific Africa	360	96
Total	1,555	195
__________

(a)	Includes Ford- and JMC-brand vehicles to be produced by unconsolidated affiliates.

The following summarizes second quarter 2013 results against current planning assumptions and key metrics:

				Memo:
	2012	2013		2013
	Full Year	Full Year		First Half
	Results	Plan	Outlook	Results
Industry Volume (million units) (a)
- United States	14.8	15.0 - 16.0	15.5 - 16.0	15.6
- Europe (b)	14.0	13.0 - 14.0	13.0 - 13.5	13.5
- China	19.0	19.5 - 21.5	20.5 - 21.5	21.4

Operational Metrics
Compared with Prior Year:
- U.S. Market Share	15.2%	Higher	On Track	16.2%
- Europe Market Share (b)	7.9%	About Equal	On Track	7.9%
- China Market Share (c)	3.2%	Higher	On Track	3.9%

- Quality	Mixed	Improve	Mixed	Mixed

Financial Metrics
Compared with Prior Year:
- Total Company Pre-Tax Profit (Bils.) (d)	$8.0	About Equal	About Equal / Higher	$4.7
- Automotive Operating Margin (d)	5.3%	About Equal / Lower	About Equal	5.8%
- Automotive Operating-Related Cash Flow (Bils.) (e)	$3.4	Higher	Substantially Higher	$4.0
__________

(a)	Includes medium and heavy trucks.

(b)	The 19 markets we track.

(c)	Includes Ford- and JMC-brand vehicles produced in China by unconsolidated affiliates.

(d)	Excludes special items; Automotive operating margin is defined as Automotive pre-tax results, excluding Other Automotive, divided by Automotive revenue.

(e)	Reconciliation to GAAP for second quarter 2013 provided in "Liquidity" above; full-year 2012 reconciliation provided in our 2012 Form 10-K Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We now expect full-year 2013 U.S. industry volume to range from 15.5 million to 16 million units, industry volume for the 19 markets we track in Europe to be at the higher end of the range of 13 million to 13.5 million units, and China's industry volume to range from 20.5 million to 21.5 million units. We project our full-year market share will increase compared with 2012 in the U.S. and China, and will be about equal to a year ago in Europe, but we expect our passenger car retail market share of the retail industry for the five major European markets to improve. Our outlook for quality is now mixed, as we expect performance in North America, South America, and Asia Pacific Africa to be about the same as last year, but Europe to be better.

In terms of our financial performance, we now expect total Company pre-tax profit in 2013 to be about equal to or higher than 2012, with Automotive operating margin to be about equal to 2012. We also now expect Automotive operating-related cash flow to be substantially higher in 2013 than 2012, including capital spending of about $7 billion to support our industry-leading product refresh rates, expansion of our portfolio in an absolute sense and across the regions, and capacity actions.

Turning to our segments, our full-year 2013 guidance for Ford North America remains unchanged — we continue to expect higher pre-tax profit compared with 2012 and an operating margin of about 10%.

Our full-year 2013 guidance for Ford South America remains unchanged — we continue to expect results to be about breakeven in an environment that remains challenging across the region.

For Ford Europe, we now expect our loss in Europe to be about the same as a year ago, or about $1.8 billion. This compares to our prior guidance of a loss of about $2 billion. While the outlook for the business environment in Europe continues to be uncertain, data trends suggest that economic and industry conditions may have begun to stabilize.

Given the strong first half 2013 performance and the momentum demonstrated by our business in the region, we now expect Ford Asia Pacific Africa to be profitable for full-year 2013.

Within Other Automotive, we now expect net interest expense to total about $800 million to $850 million for full-year 2013, up from our prior guidance of $750 million to $800 million, primarily due to the impact of rising interest rates on the market value of our cash equivalents and marketable securities portfolio.

Turning to Ford Credit, we continue to expect full-year 2013 pre-tax profit to be about equal to 2012, and distributions of about $200 million. We now expect Ford Credit's year-end managed receivables to be in the range of $97 billion to $102 billion, which is within the prior range of $95 billion to $105 billion.

We expect our full-year 2013 operating effective tax rate to be similar to 2012, which was 32%.

Overall, 2013 is proving to be another strong year, as we continue to work toward our mid-decade outlook. Our One Ford plan continues to deliver profitable growth around the world, and we are absolutely focused on building great products, creating a stronger business, and contributing to a better world.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Pensions

Remeasurement Assumptions:  As a result of a settlement associated with the U.S. salaried retiree lump-sum program, discussed in Note 10 of the Notes to the Financial Statements, we remeasured the U.S. salaried pension plan as of June 30, 2013.  With this remeasurement, which reflected an increase in the discount rate for our U.S. salaried pension plan by 80 basis points from year-end 2012, the weighted average discount rate used to determine the benefit obligation for all U.S. plans at June 30, 2013 was 4.15%, and the weighted average expected long-term rate of return on assets was 7.15%.  The remeasurement resulted in a decrease of our net pension liability of about $700 million.

Sensitivity Analysis:  The sensitivity analysis has not changed materially from that disclosed in our 2012 Form 10-K Report.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2013 and 2012 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers' reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2013 was an asset of $220 million, compared with a liability of $268 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $2 billion at June 30, 2013, unchanged from December 31, 2012.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2013 was a liability of $70 million, compared with a liability of $101 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be about $63 million at June 30, 2013, compared to a decrease of about $103 million at December 31, 2012.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2013, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $49 million over the next twelve months, compared with an increase of $77 million at December 31, 2012. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Bob Shanks, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Transit Connect Customs Ruling (as previously reported on page 72 of our First Quarter 2013 Form 10-Q Report). As previously reported, U.S. Customs and Border Protection ("CBP") issued a ruling adverse to Ford with respect to duty rates for some Transit Connect vehicles imported into the United States. CBP ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP (1) is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and (2) is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied on June 4, 2013. We intend to file a challenge in the U.S. Court of International Trade ("CIT"), and a decision by CIT may be appealed to the U.S. Court of Appeals for the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

Brazilian State Tax Matters (as previously reported on page 26 of our 2012 Form 10-K Report and page 72 of our First Quarter 2013 Form 10-Q Report). As previously reported, three Brazilian states have levied tax assessments against Ford Brazil claiming that certain state tax incentives from the Brazilian state of Bahia did not receive formal approval from the organization of Brazilian state treasury offices. We have appealed the assessments to the administrative level in each state. If we do not prevail at the administrative level, we plan to appeal to the relevant state judicial court, which likely would require us to post significant cash or other collateral in order to proceed. Our appeals remain at the administrative level in two states, but in one state our administrative appeal has been denied. We have initiated judicial court proceedings in that state, and collateral likely will be required for our appeal.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2013, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2013. The plan authorizes repurchases of up to 13.3 million shares of our Common Stock. During the second quarter of 2013, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	7,885	$12.68	—	12.5 million shares
May 1, 2013 through May 31, 2013	2,959,086	14.38	2,952,000	9.6 million shares
June 1, 2013 through June 30, 2013	2,214,000	15.50	2,214,000	7.4 million shares
Total/Average	5,180,971	$14.86	5,166,000
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	July 31, 2013

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 31, 2013, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.