Form 10-Q
period 2013-09-30
FORD MOTOR CO
filed 2013-10-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

As of October 24, 2013, Ford had outstanding 3,873,584,594 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

79

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2013	2012	2013	2012
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,857	$30,247	$103,794	$92,100
Financial Services	2,119	1,925	6,087	5,728
Total revenues	35,976	32,172	109,881	97,828

Costs and expenses
Automotive cost of sales	30,030	26,650	92,559	81,454
Selling, administrative, and other expenses	3,436	2,919	10,096	8,780
Financial Services interest expense	762	764	2,173	2,388
Financial Services provision for credit and insurance losses	46	55	139	16
Total costs and expenses	34,274	30,388	104,967	92,638

Automotive interest expense	204	198	617	571

Automotive interest income and other income/(loss), net (Note 15)	200	427	686	675
Financial Services other income/(loss), net (Note 15)	100	104	270	260
Equity in net income/(loss) of affiliated companies	293	129	780	325
Income before income taxes	2,091	2,246	6,033	5,879
Provision for/(Benefit from) income taxes (Note 17)	818	613	1,914	1,810
Net income	1,273	1,633	4,119	4,069
Less: Income/(Loss) attributable to noncontrolling interests	1	2	3	2
Net income attributable to Ford Motor Company	$1,272	$1,631	$4,116	$4,067

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 19)
Basic income	$0.32	$0.43	$1.05	$1.07
Diluted income	$0.31	$0.41	$1.02	$1.02

Cash dividends declared	$0.10	$0.05	$0.30	$0.10

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2013	2012	2013	2012
	Third Quarter		First Nine Months
	(unaudited)
Net income	$1,273	$1,633	$4,119	$4,069
Other comprehensive income/(loss), net of tax (Note 14)
Foreign currency translation	314	440	(486)	185
Derivative instruments	(95)	1	191	(151)
Pension and other postretirement benefits	109	(54)	1,640	159
Total other comprehensive income/(loss), net of tax	328	387	1,345	193
Comprehensive income	1,601	2,020	5,464	4,262
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	2	3	2
Comprehensive income attributable to Ford Motor Company	$1,600	$2,018	$5,461	$4,260

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2013	2012	2013	2012
	Third Quarter		First Nine Months
	(unaudited)
AUTOMOTIVE
Revenues	$33,857	$30,247	$103,794	$92,100
Costs and expenses
Cost of sales	30,030	26,650	92,559	81,454
Selling, administrative, and other expenses	2,382	2,092	7,351	6,460
Total costs and expenses	32,412	28,742	99,910	87,914

Interest expense	204	198	617	571

Interest income and other income/(loss), net (Note 15)	200	427	686	675
Equity in net income/(loss) of affiliated companies	287	124	763	298
Income before income taxes — Automotive	1,728	1,858	4,716	4,588

FINANCIAL SERVICES
Revenues	2,119	1,925	6,087	5,728
Costs and expenses
Interest expense	762	764	2,173	2,388
Depreciation on vehicles subject to operating leases	833	645	2,207	1,824
Operating and other expenses	221	182	538	496
Provision for credit and insurance losses	46	55	139	16
Total costs and expenses	1,862	1,646	5,057	4,724

Other income/(loss), net (Note 15)	100	104	270	260
Equity in net income/(loss) of affiliated companies	6	5	17	27
Income before income taxes — Financial Services	363	388	1,317	1,291

TOTAL COMPANY
Income before income taxes	2,091	2,246	6,033	5,879
Provision for/(Benefit from) income taxes (Note 17)	818	613	1,914	1,810
Net income	1,273	1,633	4,119	4,069
Less: Income/(Loss) attributable to noncontrolling interests	1	2	3	2
Net income attributable to Ford Motor Company	$1,272	$1,631	$4,116	$4,067

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$14,752	$15,659
Marketable securities	22,890	20,284
Finance receivables, net (Note 5)	73,418	71,510
Other receivables, net	11,693	10,828
Net investment in operating leases	20,959	16,451
Inventories (Note 7)	8,799	7,362
Equity in net assets of affiliated companies	3,466	3,246
Net property	26,836	24,942
Deferred income taxes	13,023	15,185
Net intangible assets	86	87
Assets held for sale (Note 18)	98	—
Other assets	5,051	5,000
Total assets	$201,071	$190,554

LIABILITIES
Payables	$21,640	$19,308
Accrued liabilities and deferred revenue (Note 9)	47,333	49,407
Debt (Note 11)	110,622	105,058
Deferred income taxes	637	470
Total liabilities	180,232	174,243

Redeemable noncontrolling interest (Note 13)	329	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,911 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,378	20,976
Retained earnings	21,014	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(21,509)	(22,854)
Treasury stock	(456)	(292)
Total equity attributable to Ford Motor Company	20,467	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	20,510	15,989
Total liabilities and equity	$201,071	$190,554

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 8 for additional information on our VIEs.

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,705	$2,911
Finance receivables, net	43,106	47,515
Net investment in operating leases	6,963	6,308
Other assets	4	4
LIABILITIES
Accrued liabilities and deferred revenue	76	134
Debt	38,537	40,245

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$5,660	$6,247
Marketable securities	20,485	18,178
Total cash and marketable securities	26,145	24,425
Receivables, less allowances of $126 and $115	6,141	5,361
Inventories (Note 7)	8,799	7,362
Deferred income taxes	2,943	3,488
Net investment in operating leases	1,834	1,415
Other current assets	878	1,124
Current receivable from Financial Services	222	—
Total current assets	46,962	43,175
Equity in net assets of affiliated companies	3,340	3,112
Net property	26,713	24,813
Deferred income taxes	11,583	13,325
Net intangible assets	86	87
Other assets	2,190	1,946
Non-current receivable from Financial Services	297	—
Total Automotive assets	91,171	86,458
Financial Services
Cash and cash equivalents	9,092	9,412
Marketable securities	2,405	2,106
Finance receivables, net (Note 5)	78,021	75,770
Net investment in operating leases	19,125	15,036
Equity in net assets of affiliated companies	126	134
Assets held for sale (Note 18)	98	—
Other assets	3,223	3,450
Receivable from Automotive	—	252
Total Financial Services assets	112,090	106,160
Intersector elimination	(519)	(252)
Total assets	$202,742	$192,366
LIABILITIES
Automotive
Payables	$20,168	$18,151
Accrued liabilities and deferred revenue (Note 9)	16,419	15,358
Deferred income taxes	207	81
Debt payable within one year (Note 11)	1,313	1,386
Current payable to Financial Services	—	252
Total current liabilities	38,107	35,228
Long-term debt (Note 11)	14,511	12,870
Other liabilities (Note 9)	26,880	30,549
Deferred income taxes	389	514
Total Automotive liabilities	79,887	79,161
Financial Services
Payables	1,472	1,157
Debt (Note 11)	94,798	90,802
Deferred income taxes	1,712	1,687
Other liabilities and deferred income (Note 9)	4,034	3,500
Payable to Automotive	519	—
Total Financial Services liabilities	102,535	97,146
Intersector elimination	(519)	(252)
Total liabilities	181,903	176,055

Redeemable noncontrolling interest (Note 13)	329	322

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,911 million shares issued)	39	39
Class B Stock, par value $.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	21,378	20,976
Retained earnings	21,014	18,077
Accumulated other comprehensive income/(loss) (Note 14)	(21,509)	(22,854)
Treasury stock	(456)	(292)
Total equity attributable to Ford Motor Company	20,467	15,947
Equity attributable to noncontrolling interests	43	42
Total equity	20,510	15,989
Total liabilities and equity	$202,742	$192,366
The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2013	2012
	First Nine Months
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$10,129	$9,406

Cash flows from investing activities of continuing operations
Capital expenditures	(4,659)	(3,603)
Acquisitions of retail and other finance receivables and operating leases	(33,926)	(29,034)
Collections of retail and other finance receivables and operating leases	25,431	23,933
Purchases of securities	(96,614)	(66,232)
Sales and maturities of securities	94,064	63,119
Cash change due to initial consolidation of businesses	9	191
Proceeds from sale of business	—	65
Settlements of derivatives	(247)	(681)
Proceeds from sales of retail finance receivables (Note 18)	410	—
Other	212	(381)
Net cash provided by/(used in) investing activities	(15,320)	(12,623)

Cash flows from financing activities of continuing operations
Cash dividends	(1,179)	(572)
Purchases of Common Stock	(164)	(92)
Changes in short-term debt	(3,227)	(2,111)
Proceeds from issuance of other debt	28,946	25,272
Principal payments on other debt	(20,288)	(23,041)
Other	254	162
Net cash provided by/(used in) financing activities	4,342	(382)

Effect of exchange rate changes on cash and cash equivalents	(58)	(10)

Net increase/(decrease) in cash and cash equivalents	$(907)	$(3,609)

Cash and cash equivalents at January 1	$15,659	$17,148
Net increase/(decrease) in cash and cash equivalents	(907)	(3,609)
Cash and cash equivalents at September 30	$14,752	$13,539

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2013		2012
	First Nine Months
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$6,378	$4,928	$4,113	$3,624

Cash flows from investing activities of continuing operations
Capital expenditures	(4,635)	(24)	(3,580)	(23)
Acquisitions of retail and other finance receivables and operating leases	—	(34,015)	—	(29,036)
Collections of retail and other finance receivables and operating leases	—	25,431	—	23,933
Net collections/(acquisitions) of wholesale receivables	—	(1,088)	—	1,671
Purchases of securities	(71,471)	(25,143)	(50,166)	(16,066)
Sales and maturities of securities	69,246	24,818	47,534	15,786
Cash change due to initial consolidation of businesses	9	—	191	—
Proceeds from sale of business	—	—	54	11
Settlements of derivatives	(274)	27	(634)	(47)
Proceeds from sales of retail finance receivables (Note 18)	—	410	—	—
Investing activity (to)/from Financial Services	298	—	794	—
Other	194	18	(279)	(102)
Net cash provided by/(used in) investing activities	(6,633)	(9,566)	(6,086)	(3,873)

Cash flows from financing activities of continuing operations
Cash dividends	(1,179)	—	(572)	—
Purchases of Common Stock	(164)	—	(92)	—
Changes in short-term debt	(120)	(3,107)	26	(2,137)
Proceeds from issuance of other debt	2,175	26,771	1,502	23,770
Principal payments on other debt	(1,230)	(19,058)	(647)	(22,595)
Financing activity to/(from) Automotive	—	(298)	—	(794)
Other	264	(10)	16	146
Net cash provided by/(used in) financing activities	(254)	4,298	233	(1,610)

Effect of exchange rate changes on cash and cash equivalents	(78)	20	(5)	(5)

Net increase/(decrease) in cash and cash equivalents	$(587)	$(320)	$(1,745)	$(1,864)

Cash and cash equivalents at January 1	$6,247	$9,412	$7,965	$9,183
Net increase/(decrease) in cash and cash equivalents	(587)	(320)	(1,745)	(1,864)
Cash and cash equivalents at September 30	$5,660	$9,092	$6,220	$7,319

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 14)	Treasury Stock	Total	Equity/ (Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989
Net income	—	—	4,116	—	—	4,116	3	4,119
Other comprehensive income/(loss), net of tax	—	—	—	1,345	—	1,345	—	1,345
Common stock issued (including share-based compensation impacts)	—	402	—	—	—	402	—	402
Treasury stock/other	—	—	—	—	(164)	(164)	(2)	(166)
Cash dividends declared	—	—	(1,179)	—	—	(1,179)	—	(1,179)
Balance at September 30, 2013	$40	$21,378	$21,014	$(21,509)	$(456)	$20,467	$43	$20,510

Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income	—	—	4,067	—	—	4,067	2	4,069
Other comprehensive income/(loss), net of tax	—	—	—	193	—	193	—	193
Common stock issued (including share-based compensation impacts)	1	26	—	—	—	27	—	27
Treasury stock/other	—	—	—	—	(92)	(92)	—	(92)
Cash dividends declared	—	—	(382)	—	—	(382)	—	(382)
Balance at September 30, 2012	$39	$20,931	$16,670	$(18,541)	$(258)	$18,841	$45	$18,886

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors. Intercompany items have been eliminated in both the consolidated and sector balance sheets. Where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements, reconciliations of certain line items are explained below in this Note or in related footnotes.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K Report”).  For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Adoption of New Accounting Standards

Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (“OIS rate”) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, we adopted the new accounting standard that permits the use of the OIS rate as an acceptable U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The adoption of this accounting standard did not impact our consolidated financial statements.

Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Note 3 and Note 12 for further disclosure regarding balance sheet offsetting.

Intangibles - Goodwill and Other. On January 1, 2013, we adopted the new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The adoption of this accounting standard did not impact our consolidated financial statements.

Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income/(loss) (“AOCI”) and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. See Note 14 for further disclosure regarding the significant amounts reclassified out of AOCI.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented in our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	September 30, 2013	December 31, 2012
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,943	$3,488
Automotive sector non-current deferred income tax assets	11,583	13,325
Financial Services sector deferred income tax assets (a)	168	184
Total	14,694	16,997
Reclassification for netting of deferred income taxes	(1,671)	(1,812)
Consolidated balance sheet presentation of deferred income tax assets	$13,023	$15,185

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$207	$81
Automotive sector non-current deferred income tax liabilities	389	514
Financial Services sector deferred income tax liabilities	1,712	1,687
Total	2,308	2,282
Reclassification for netting of deferred income taxes	(1,671)	(1,812)
Consolidated balance sheet presentation of deferred income tax liabilities	$637	$470
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale receivables, finance receivables and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2013	2012
Automotive net cash provided by/(used in) operating activities	$6,378	$4,113
Financial Services net cash provided by/(used in) operating activities	4,928	3,624
Total sector net cash provided by/(used in) operating activities	11,306	7,737
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	(1,088)	1,671
Finance receivables (b)	(89)	(2)
Consolidated net cash provided by/(used in) operating activities	$10,129	$9,406

Automotive net cash provided by/(used in) investing activities	$(6,633)	$(6,086)
Financial Services net cash provided by/(used in) investing activities	(9,566)	(3,873)
Total sector net cash provided by/(used in) investing activities	(16,199)	(9,959)
Reclassifications from investing to operating cash flows
Wholesale receivables (a)	1,088	(1,671)
Finance receivables (b)	89	2
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	(201)
Elimination of investing activity to/(from) Financial Services in consolidation	(298)	(794)
Consolidated net cash provided by/(used in) investing activities	$(15,320)	$(12,623)

Automotive net cash provided by/(used in) financing activities	$(254)	$233
Financial Services net cash provided by/(used in) financing activities	4,298	(1,610)
Total sector net cash provided by/(used in) financing activities	4,044	(1,377)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (c)	—	201
Elimination of investing activity to/(from) Financial Services in consolidation	298	794
Consolidated net cash provided by/(used in) financing activities	$4,342	$(382)
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations

In February 2013, the Venezuelan government announced a devaluation of the bolivar, effective February 13, 2013. The devaluation, from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar, resulted in a remeasurement loss of $186 million in the first quarter. For periods subsequent to the date of the devaluation, assets, liabilities, and results of operations from our Venezuelan subsidiary are remeasured at this new exchange rate, including $704 million of cash and cash equivalents at the end of the third quarter of 2013. At September 30, 2013, our investment in our Venezuelan subsidiary (which includes undistributed earnings) was $802 million. Also, at September 30, 2013, it had $283 million of U.S. dollar currency exchange requests pending with and in transit to the Commission for Administration of Foreign Exchange (“CADIVI”), including $274 million payable to other Ford consolidated affiliates.

The operating environment in Venezuela continues to be challenging, reflecting economic uncertainty and our limited ability to convert bolivars to U.S. dollars through CADIVI. Various restrictions on our ability to manage our operations, including restrictions on the distribution of foreign exchange by the authorities, have affected our Venezuelan operation’s ability to pay obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production, thereby restricting our ability to benefit from our investment in this operation.

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. In March 2013, the FASB issued a new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective as of
January 1, 2014 and is consistent with our present practice.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This new accounting standard is effective as of January 1, 2014 and we do not expect this standard to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at September 30, 2013 and December 31, 2012 was $202 million and $51 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data are not available and we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer-dated.

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

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default (“POD”) percentage, or the outstanding receivable balances multiplied by the average recovery value (“ARV”) percentage to determine the fair value adjustment.

The nonrecurring fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 11) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$16	$—	$—	$16	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	5	—	5	—	718	—	718
Non-U.S. government	—	72	—	72	—	139	—	139
Non-U.S. government agencies (a)	—	20	—	20	—	365	—	365
Corporate debt	—	—	—	—	—	—	—	—
Total cash equivalents – financial instruments (b)	16	97	—	113	—	1,222	—	1,222
Marketable securities
U.S. government	4,924	—	—	4,924	4,493	—	—	4,493
U.S. government-sponsored enterprises	—	5,895	—	5,895	—	5,459	—	5,459
Non-U.S. government agencies (a)	—	5,830	—	5,830	—	4,794	—	4,794
Corporate debt	—	2,316	—	2,316	—	1,871	—	1,871
Mortgage-backed and other asset-backed	—	296	—	296	—	25	—	25
Equities	295	—	—	295	142	—	—	142
Non-U.S. government	—	911	—	911	—	1,367	—	1,367
Other liquid investments (c)	—	18	—	18	—	27	—	27
Total marketable securities	5,219	15,266	—	20,485	4,635	13,543	—	18,178
Derivative financial instruments
Foreign currency exchange contracts	—	442	—	442	—	218	—	218
Commodity contracts	—	20	3	23	—	19	4	23
Total derivative financial instruments (d)	—	462	3	465	—	237	4	241
Total assets at fair value	$5,235	$15,825	$3	$21,063	$4,635	$15,002	$4	$19,641
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$390	$—	$390	$—	$486	$—	$486
Commodity contracts	—	20	2	22	—	112	12	124
Total derivative financial instruments (d)	—	410	2	412	—	598	12	610
Total liabilities at fair value	$—	$410	$2	$412	$—	$598	$12	$610
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.5 billion and $3 billion at September 30, 2013 and December 31, 2012, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $3.1 billion and $2 billion at September 30, 2013 and December 31, 2012, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$200	$—	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	—	20	—	20
Non-U.S. government	—	66	—	66	—	103	—	103
Corporate debt	—	—	—	—	—	1	—	1
Total cash equivalents – financial instruments (a)	—	66	—	66	200	124	—	324
Marketable securities
U.S. government	611	—	—	611	620	—	—	620
U.S. government-sponsored enterprises	—	457	—	457	—	12	—	12
Non-U.S. government agencies	—	4	—	4	—	95	—	95
Corporate debt	—	1,228	—	1,228	—	1,155	—	1,155
Mortgage-backed and other asset-backed	—	46	—	46	—	67	—	67
Non-U.S. government	—	59	—	59	—	142	—	142
Other liquid investments (b)	—	—	—	—	—	15	—	15
Total marketable securities	611	1,794	—	2,405	620	1,486	—	2,106
Derivative financial instruments
Interest rate contracts	—	853	—	853	—	1,291	—	1,291
Foreign currency exchange contracts	—	12	—	12	—	9	—	9
Cross-currency interest rate swap contracts	—	—	—	—	—	—	—	—
Total derivative financial instruments (c)	—	865	—	865	—	1,300	—	1,300
Total assets at fair value	$611	$2,725	$—	$3,336	$820	$2,910	$—	$3,730
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$319	$—	$319	$—	$256	$—	$256
Foreign currency exchange contracts	—	65	—	65	—	8	—	8
Cross-currency interest rate swap contracts	—	171	—	171	—	117	—	117
Total derivative financial instruments (c)	—	555	—	555	—	381	—	381
Total liabilities at fair value	$—	$555	$—	$555	$—	$381	$—	$381
 __________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.5 billion and $6.5 billion at September 30, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $4.5 billion and $2.6 billion at September 30, 2013 and December 31, 2012, respectively.

(b)	Includes certificates of deposit and time deposits subject to changes in value.

(c)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	September 30, 2013	December 31, 2012
Financial Services Sector
North America
Retail receivables	$36	$52
Dealer loans	—	2
Total North America	36	54
International
Retail receivables	23	26
Total International	23	26
Total Financial Services sector	$59	$80

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended September 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Third Quarter		First Nine Months
	2013	2012	2013	2012
Financial Services Sector
North America
Retail receivables	$(6)	$(6)	$(17)	$(14)
Dealer loans	—	—	—	—
Total North America	(6)	(6)	(17)	(14)
International
Retail receivables	(2)	(6)	(7)	(11)
Total International	(2)	(6)	(7)	(11)
Total Financial Services sector	$(8)	$(12)	$(24)	$(25)

Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Financial Services provision for credit and insurance losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			September 30, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Automotive Sector
Recurring basis
Net commodity contracts	Income Approach	Forward commodity prices for certain commodity types. A lower forward price will result in a lower fair value.	$1	$0 - $1	$(8)	$(7) - $(8)
Financial Services Sector
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$36	$23 - $36	$52	$38 - $52
International	Income Approach	ARV percentage	$23	$23 - $24	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$—	$—	$2	$1 - $3

NOTE 4.  RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets on our balance sheet.

Our Automotive sector restricted cash balances primarily include various escrow agreements related to legal, insurance, customs, and environmental matters. The December 31, 2012 balance included cash collateral required to be held against loans from the European Investment Bank (“EIB”). Our Financial Services sector restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	September 30, 2013	December 31, 2012
Automotive sector	$16	$172
Financial Services sector	164	172
Total Company	$180	$344

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES

Finance receivable balances were as follows (in millions):

	September 30, 2013	December 31, 2012
Automotive sector (a)	$160	$519
Financial Services sector	78,021	75,770
Reclassification of receivables purchased by Financial Services sector from Automotive sector to Other receivables, net	(4,763)	(4,779)
Finance receivables, net	$73,418	$71,510
__________

(a)	Finance receivables are reported on our sector balance sheet in Receivables, less allowances and Other assets.

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

Our Financial Services sector segments the North America and International portfolio of finance receivables into “consumer” and “non-consumer” receivables.  Generally, receivables are secured by the vehicles, inventory, or other property being financed.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers.  The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and other dealer program financing. Wholesale is approximately 94% of our dealer financing

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Finance receivables, net were as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$40,476	$10,327	$50,803	$39,504	$10,460	$49,964
Less: Unearned interest supplements	(1,231)	(251)	(1,482)	(1,264)	(287)	(1,551)
Consumer finance receivables	$39,245	$10,076	$49,321	$38,240	$10,173	$48,413
Non-Consumer
Dealer financing	$20,326	$7,608	$27,934	$19,429	$7,242	$26,671
Other	759	356	1,115	689	386	1,075
Non-Consumer finance receivables	21,085	7,964	29,049	20,118	7,628	27,746
Total recorded investment	$60,330	$18,040	$78,370	$58,358	$17,801	$76,159

Recorded investment in finance receivables	$60,330	$18,040	$78,370	$58,358	$17,801	$76,159
Less: Allowance for credit losses	(275)	(74)	(349)	(309)	(80)	(389)
Finance receivables, net	$60,055	$17,966	$78,021	$58,049	$17,721	$75,770

Net finance receivables subject to fair value (a)			$76,388			$73,618
Fair value			77,927			75,618
__________

(a)
At September 30, 2013 and December 31, 2012, excludes $1.6 billion and $2.2 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 3 for additional information.

Excluded from Financial Services sector finance receivables at September 30, 2013 and December 31, 2012, was $176 million and $183 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at September 30, 2013 and December 31, 2012 were North America consumer receivables of $21 billion and $23 billion and non-consumer receivables of $17.1 billion and $17.1 billion, respectively, and International consumer receivables of $4.9 billion and $6.6 billion and non-consumer receivables of $5 billion and $4.5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 8 and 11).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define “past due” as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $15 million and $13 million at September 30, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts greater than 90 days past due and still accruing interest was $5 million at September 30, 2013 and $5 million at December 31, 2012.

The aging analysis of our Financial Services sector finance receivables balances was as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$631	$38	$669	$783	$50	$833
61-90 days past due	76	17	93	97	18	115
91-120 days past due	20	9	29	21	9	30
Greater than 120 days past due	36	27	63	52	29	81
Total past due	763	91	854	953	106	1,059
Current	38,482	9,985	48,467	37,287	10,067	47,354
Consumer finance receivables	$39,245	$10,076	$49,321	$38,240	$10,173	$48,413

Non-Consumer
Total past due	$28	$39	$67	$29	$11	$40
Current	21,057	7,925	28,982	20,089	7,617	27,706
Non-Consumer finance receivables	21,085	7,964	29,049	20,118	7,628	27,746
Total recorded investment	$60,330	$18,040	$78,370	$58,358	$17,801	$76,159

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

Subsequent to origination, we review the credit quality of our retail financing receivables based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCE RECEIVABLES (Continued)

Non-Consumer Credit Quality. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors. A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant in North America and at least annually internationally, and audits of higher risk dealers are conducted with increased frequency based on risk ratings worldwide. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.

The credit quality of non-consumer receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables were as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$17,006	$4,913	$21,919	$16,526	$4,551	$21,077
Group II	2,970	2,059	5,029	2,608	1,405	4,013
Group III	349	603	952	277	1,279	1,556
Group IV	1	33	34	18	7	25
Total recorded investment	$20,326	$7,608	$27,934	$19,429	$7,242	$26,671

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2013 and December 31, 2012 was $424 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2013 and December 31, 2012 was $58 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $249 million or 0.5% of our consumer receivables at September 30, 2013, and $304 million or 0.6% of our consumer receivables at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $34 million or 0.1% of our non-consumer receivables at September 30, 2013, and $29 million or 0.1% of our non-consumer receivables at December 31, 2012.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer contracts that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer loans that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $171 million or 0.3% and $185 million or 0.4% of our consumer receivables during the period ended September 30, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.0% and 5.7% of TDRs at September 30, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended September 30, 2013, and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended September 30, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate, or, for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $18 million at September 30, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at September 30, 2013 and 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Financial Services Sector

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter 2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$324	$31	$355	$23	$378
Charge-offs	(71)	(3)	(74)	(17)	(91)
Recoveries	32	1	33	11	44
Provision for credit losses	32	(1)	31	1	32
Other (a)	3	1	4	1	5
Ending balance	$320	$29	$349	$19	$368

	First Nine Months 2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$360	$29	$389	$23	$412
Charge-offs	(212)	(13)	(225)	(47)	(272)
Recoveries	109	4	113	35	148
Provision for credit losses	65	8	73	8	81
Other (a)	(2)	1	(1)	—	(1)
Ending balance	$320	$29	$349	$19	$368

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$298	$27	$325	$19	$344
Specific impairment allowance	22	2	24	—	24
Ending balance	$320	$29	$349	$19	$368

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$48,897	$28,991	$77,888	$19,144
Specifically evaluated for impairment	424	58	482	—
Recorded investment (b)	$49,321	$29,049	$78,370	$19,144

Ending balance, net of allowance for credit losses	$49,001	$29,020	$78,021	$19,125
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for approximately 24% and 18% of total inventories at September 30, 2013 and December 31, 2012, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	September 30, 2013	December 31, 2012
Raw materials, work-in-process, and supplies	$4,191	$3,697
Finished products	5,591	4,614
Total inventories under FIFO	9,782	8,311
Less: LIFO adjustment	(983)	(949)
Total inventories	$8,799	$7,362

NOTE 8.  VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

Getrag Ford Transmissions GmbH (“GFT”) is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary as we do not have the power to direct its economically-significant activities. As a result, GFT was not consolidated. GFT is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. Ford and its related parties purchase a majority of the joint venture’s output.

We also have suppliers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	September 30, 2013	December 31, 2012	Change in Maximum Exposure
Investments	$262	$242	$20
Supplier arrangements	7	5	2
Total maximum exposure	$269	$247	$22

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Financial Services Sector

VIEs of Which We are the Primary Beneficiary

Our Financial Services sector uses special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of the securitization entities that are parties to those securitization transactions.

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except when representations and warranties about the eligibility of the securitized assets are breached, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at September 30, 2013 and $0 at December 31, 2012, respectively, and ranged from $0 to $84 million during the first nine months of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by Ford Credit’s FCAR Owner Trust asset-backed commercial paper program (“FCAR”).

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

	September 30, 2013
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$1.9	$22.0	$19.6
Wholesale	0.4	21.1	14.3
Total finance receivables	2.3	43.1	33.9
Net investment in operating leases	0.4	7.0	4.6
Total	$2.7	$50.1	$38.5

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.2	$27.0	$23.2
Wholesale	0.3	20.5	12.8
Total finance receivables	2.5	47.5	36.0
Net investment in operating leases	0.4	6.3	4.2
Total (a)	$2.9	$53.8	$40.2
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

Interest expense on securitization debt related to consolidated VIEs was $138 million and $172 million for the third quarter of 2013 and 2012, respectively, and $434 million and $600 million for the first nine months of 2013 and 2012, respectively.

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

Our exposures based on the fair value of derivative instruments with external counterparties related to consolidated VIEs that support our securitization transactions were as follows (in millions):

	September 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$4	$76	$4	$134
Derivatives related to the VIEs	30	28	74	63
Total exposures related to the VIEs	$34	$104	$78	$197

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  VARIABLE INTEREST ENTITIES (Continued)

Derivative expense/(income) related to consolidated VIEs that support Ford Credit’s securitization programs for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
VIEs	$73	$58	$(20)	$209
Related to the VIEs	(2)	8	8	(7)
Total derivative expense/(income) related to the VIEs	$71	$66	$(12)	$202

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $69 million and $71 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 9.  ACCRUED LIABILITIES AND DEFERRED REVENUE

Accrued liabilities and deferred revenue were as follows (in millions):

	September 30, 2013	December 31, 2012
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,377	$6,779
Deferred revenue	3,232	2,796
Employee benefit plans	1,660	1,504
Accrued interest	239	277
Other postretirement employee benefits (“OPEB”)	406	409
Pension (a)	399	387
Other	3,106	3,206
Total Automotive accrued liabilities and deferred revenue	16,419	15,358
Non-current
Pension (a)	13,792	18,400
OPEB	6,296	6,398
Dealer and dealers’ customer allowances and claims	2,007	2,036
Deferred revenue	2,503	2,044
Employee benefit plans	732	767
Other	1,550	904
Total Automotive other liabilities	26,880	30,549
Total Automotive sector	43,299	45,907
Financial Services Sector	4,034	3,500
Total Company	$47,333	$49,407
__________

(a)
Balances at September 30, 2013 reflect net pension liabilities at December 31, 2012, updated for year-to-date service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. Except in the case of the U.S. salaried pension plan remeasurement discussed in Note 10, the discount rate and rate of expected return assumptions are unchanged from year-end 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

We provide pension benefits and OPEB, such as health care and life insurance, to employees in many of our operations around the world.

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$140	$130	$119	$92	$16	$17
Interest cost	479	552	280	293	63	72
Expected return on assets	(685)	(718)	(339)	(332)	—	—
Amortization of
Prior service costs/(credits)	44	55	16	18	(71)	(137)
(Gains)/Losses	136	106	170	102	39	33
Separation programs/other	1	(1)	69	9	2	—
(Gains)/Losses from curtailments and settlements	145	—	—	—	(2)	—
Net expense/(income)	$260	$124	$315	$182	$47	$(15)

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Service cost	$443	$390	$360	$278	$48	$51
Interest cost	1,434	1,656	847	889	192	216
Expected return on assets	(2,133)	(2,154)	(1,029)	(1,001)	—	—
Amortization of
Prior service costs/(credits)	131	165	49	54	(213)	(409)
(Gains)/Losses	526	318	513	308	119	97
Separation programs/other	5	4	220	54	2	1
(Gains)/Losses from curtailments and settlements	439	—	—	—	(2)	(10)
Net expense/(income)	$845	$379	$960	$582	$146	$(54)

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

As the program continues in 2013, the Company settled additional U.S. salaried retiree pension obligations of $1.5 billion in the second quarter and $745 million in the third quarter, with an equal amount paid from plan assets. As a result of these settlements, the U.S. salaried pension plan was remeasured as of June 30, 2013 and September 30, 2013.

The remeasurement at September 30, 2013 reflected an increase in the discount rate for our U.S. salaried pension plan of 90 basis points from year-end 2012 and, as a result, the weighted average discount rate used to determine the benefit obligation for all U.S. plans at September 30, 2013 was 4.18%, and the weighted average expected long-term rate of return on assets was 7.16%.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS (Continued)

Settlement losses of $145 million and $439 million in the third quarter and first nine months of 2013, respectively, have been recorded in Automotive cost of sales and Selling, administrative, and other expenses and are shown in the table above. The settlement losses reflect the accelerated recognition of unamortized losses in the salaried plan proportionate to the obligation that was settled.

Europe Business Restructuring - Pension Impacts

In October 2012, we announced a plan to restructure our European manufacturing operations as discussed in Note 16. In the third quarter and first nine months of 2013, we recognized pension-related employee separation costs of $48 million and $180 million, respectively (of an estimated total pension-related cost of $200 million), which are recorded in Automotive cost of sales and Selling, administrative, and other expenses and are included in the table above.

Pension Plan Contributions

We expect to contribute about $5 billion to our worldwide funded pension plans in 2013 (including discretionary contributions of about $3.4 billion, largely to our U.S. plans). In the first nine months of 2013, we contributed $3.9 billion to our worldwide funded pension plans (including $2.7 billion in discretionary contributions to our U.S. plans), and made about $300 million of benefit payments to participants in unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $1.1 billion to our worldwide funded plans in 2013 (including discretionary contributions of about $700 million), and to make about $100 million in additional benefit payments to participants in unfunded plans, for a total of about $5.4 billion this year.

Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT AND COMMITMENTS

The carrying value of our debt was as follows (in millions):

Automotive Sector	September 30, 2013	December 31, 2012
Debt payable within one year
Short-term	$580	$484
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	142	311
Total debt payable within one year	1,313	1,386
Long-term debt payable after one year
Public unsecured debt securities (a)	6,797	5,420
Unamortized (discount)/premium	(149)	(100)
Convertible notes	908	908
Unamortized (discount)/premium	(119)	(142)
DOE ATVM Incentive Program	4,571	5,014
EIB Credit Facilities (b)	1,268	729
Other debt	1,231	1,048
Unamortized (discount)/premium	4	(7)
Total long-term debt payable after one year	14,511	12,870
Total Automotive sector	$15,824	$14,256
Fair value of Automotive sector debt (c)	$17,542	$14,867
Financial Services Sector
Short-term debt
Asset-backed commercial paper	$4,036	$5,752
Other asset-backed short-term debt	1,320	3,762
Floating rate demand notes	5,352	4,890
Commercial paper	2,067	1,686
Other short-term debt	1,871	1,655
Total short-term debt	14,646	17,745
Long-term debt
Unsecured debt
Notes payable within one year	5,743	5,830
Notes payable after one year	36,697	32,503
Asset-backed debt
Notes payable within one year	16,729	13,801
Notes payable after one year	20,831	20,266
Unamortized (discount)/premium	(107)	(134)
Fair value adjustments (d)	259	791
Total long-term debt	80,152	73,057
Total Financial Services sector	$94,798	$90,802
Fair value of Financial Services sector debt (c)	$98,018	$94,578
Total Company	$110,622	$105,058
__________

(a)
Public unsecured debt securities at September 30, 2013 increased by about $1.4 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043.

(b)	Includes EIB Credit Facilities debt due to the consolidation of Ford Romania, SA (“Ford Romania”) on January 1, 2013. See Note 18 for additional information.

(c)
The fair value of debt includes $374 million and $484 million of Automotive sector short-term debt and $9.3 billion and $8.4 billion of Financial Services sector short-term debt at September 30, 2013 and December 31, 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

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

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) (“OCI”), reclassified from Accumulated other comprehensive income/(loss) to income and/or recognized directly in income for the periods ended September 30 (in millions):

	Third Quarter 2013			First Nine Months 2013
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(126)	$23	$—	$169	$(102)	$(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(24)			$21
Commodity contracts			8			(67)
Total			$(16)			$(46)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$63			$186
Ineffectiveness (a)			(3)			(33)
Total			$60			$153
Derivatives not designated as hedging instruments
Interest rate contracts			$(19)			$(25)
Foreign currency exchange contracts			(55)			37
Cross-currency interest rate swap contracts			(131)			(37)
Total			$(205)			$(25)
__________

(a)
For the third quarter and first nine months of 2013, hedge ineffectiveness reflects change in fair value on derivatives of $67 million gain and$501 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $70 million loss and $468 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Third Quarter 2012			First Nine Months 2012
	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$(131)	$(129)	$(2)	$(500)	$(279)	$(2)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(75)			$(110)
Commodity contracts			96			(19)
Other – warrants			—			(4)
Total			$21			$(133)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$44			$126
Ineffectiveness (a)			6			8
Total			$50			$134
Derivatives not designated as hedging instruments
Interest rate contracts			$(8)			$(12)
Foreign currency exchange contracts			(16)			(70)
Cross-currency interest rate swap contracts			(61)			(109)
Other			—			(81)
Total			$(85)			$(272)
__________

(a)
For the third quarter and first nine months of 2012, hedge ineffectiveness reflects change in fair value on derivatives of $118 million gain and $276 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $112 million loss and $268 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$17,818	$301	$175	$17,663	$150	$357

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	11,242	141	215	9,225	68	129
Commodity contracts	2,411	23	22	1,854	23	124
Total derivatives not designated as hedging instruments	13,653	164	237	11,079	91	253
Total Automotive sector derivative financial instruments	$31,471	$465	$412	$28,742	$241	$610

Financial Services Sector
Fair value hedges
Interest rate contracts	$19,334	$467	$172	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	67,768	386	147	68,919	504	248
Foreign currency exchange contracts	2,942	12	65	2,378	9	8
Cross-currency interest rate swap contracts	3,252	—	171	3,006	—	117
Total derivatives not designated as hedging instruments	73,962	398	383	74,303	513	373
Total Financial Services sector derivative financial instruments	$93,296	$865	$555	$91,057	$1,300	$381

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on September 30, 2013 was $1.3 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	September 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in the balance sheet	$465	$412	$241	$610
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(342)	(342)	(218)	(218)
Net amount	$123	$70	$23	$392

Financial Services Sector
Gross derivative amounts recognized in the balance sheet	$865	$555	$1,300	$381
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(346)	(346)	(222)	(222)
Net amount	$519	$209	$1,078	$159

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other receivables, net or Payables in our consolidated balance sheet. As of September 30, 2013 and December 31, 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at September 30, 2013 and December 31, 2012, our adjustment decreased derivative assets by $1 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at September 30, 2013 and December 31, 2012, our adjustment increased derivative assets by $4 million and decreased derivative assets by $14 million, respectively, and decreased derivative liabilities by $20 million and $5 million, respectively. See Note 3 for more detail on valuation methodologies.

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that operates an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda (“the Option”). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. Mazda’s share in AAI is redeemable by Ford or Mazda for a three-year period commencing on September 1, 2015. The following table summarizes the changes in our redeemable noncontrolling interest for the periods ended September 30 (in millions):

	First Nine Months
	2013	2012
Beginning balance (a)	$322	$319
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	7	1
Ending balance	$329	$320
__________

(a)	The 2012 beginning balance reflects the fair value of redeemable noncontrolling interest at September 1, 2012, the date of the AAI acquisition. See Note 18 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended September 30 (in millions):

	First Nine Months
	2013	2012
Foreign currency translation
Beginning balance	$(1,241)	$(1,383)
Net gain/(loss) on foreign currency translation	(597)	185
Reclassifications to net income (a)	111	—
Other comprehensive income/(loss), net of tax	(486)	185
Ending balance	$(1,727)	$(1,198)

Derivative instruments (b)
Beginning balance	$(175)	$(181)
Net gain/(loss) on derivative instruments (net of tax of $52 and tax benefit of $153)	117	(347)
Reclassifications to net income (net of tax of $28 and $83) (c)	74	196
Other comprehensive income/(loss), net of tax	191	(151)
Ending balance	$16	$(332)

Pension and other postretirement benefits
Beginning balance	$(21,438)	$(17,170)
Net gain/(loss) arising during the period (net of tax of $271 and $0)	498	—
Amortization of prior service (credit)/cost included in net income (net of tax benefit of $21 and $84) (d)	(14)	(116)
Amortization of (gain)/loss included in net income (net of tax of $481 and $225) (d)	1,116	498
Translation impact on non-U.S. plans	40	(223)
Other comprehensive income/(loss), net of tax	1,640	159
Ending balance	$(19,798)	$(17,011)

Total AOCI ending balance at September 30	$(21,509)	$(18,541)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)
We expect to reclassify existing net gains of $44 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Interest income	$38	$68	$125	$220
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	67	23	147	28
Gains/(Losses) on changes in investments in affiliates	(104)	154	(114)	(32)
Gains/(Losses) on extinguishment of debt	—	—	(18)	—
Royalty income	148	106	409	288
Other	51	76	137	171
Total	$200	$427	$686	$675

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Interest income (investment-related)	$12	$17	$40	$54
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	5	4	(2)	17
Insurance premiums earned	28	24	87	75
Other	55	59	145	114
Total	$100	$104	$270	$260

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

We record costs associated with voluntary separations at the time of employee acceptance, unless the acceptance requires explicit approval by the Company. We record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. When a plan of separation requires approval by or consultation with the relevant labor organization or government, the costs are recorded after the required approval or consultation process is complete. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

Business Restructuring - Europe

In October 2012, we committed to commence a transformation plan for our Ford Europe operations. The plan included the closure of two U.K. facilities — an assembly plant in Southampton, and a stamping and tooling plant in Dagenham — in 2013, and a major assembly plant in Genk, Belgium by the end of 2014. Before finalizing our separation plan in Genk, we engaged in a consultation process with the labor unions, which was completed in June 2013.

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with the voluntary separation programs in the U.K. and the involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the separation-related activity, excluding pension, recorded in Accrued liabilities and deferred revenue, for the period ended September 30 (in millions):

	Third Quarter 2013	First Nine Months 2013
Beginning balance	$287	$—
Changes in accruals (a)	196	483
Payments	(93)	(95)
Foreign currency translation	11	13
Ending balance	$401	$401
__________
(a) Excludes $48 million and $180 million for the third quarter and first nine months of 2013, respectively, of pension-related costs discussed in Note 10.

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

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act reinstated the U.S. federal research and development tax credit and U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the period ended September 30, 2013 reflects a $221 million tax benefit related to the retroactive provisions of the Act.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE

Automotive Sector

Dispositions

Automotive Components Holdings, LLC (“ACH”). During the second quarter of 2012, ACH completed the sales of its automotive interior trim components business and automotive lighting business resulting in pre-tax losses of $96 million and $77 million, respectively, reported in Automotive interest income and other income/(loss), net, and contractual obligations of $182 million and $15 million, respectively, associated with the pricing of products to be purchased over the term of the related purchase and supply agreements.

Changes in Investments in Affiliates

Liquidation of a Foreign Subsidiary. During the third quarter of 2013, we completed the liquidation of a foreign subsidiary holding company, Ford LRH, and, as a result, reclassified a foreign currency translation loss of $103 million related to the investment from Accumulated other comprehensive income/(loss) to Automotive interest income and other income/(loss), net.
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
The fair value of 100% of Ford Romania’s identifiable net assets was $48 million, as shown below (in millions):

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE (Continued)
AAI. During the third quarter of 2012, we acquired full management control of AAI and consolidated it under the acquisition method of accounting. At September 1, 2012, the fair value of 100% of AAI’s identifiable net assets was $868 million. As part of the business combination, we recorded a redeemable noncontrolling interest at the then fair value of $319 million (see Note 13). As a result, the fair value attributable to our investment in AAI at September 1, 2012 was $549 million. The excess of this fair value over the carrying value of our previously recorded 50% unconsolidated equity interest resulted in a third quarter 2012 pre-tax gain of $155 million in Automotive interest income and other income/ (loss), net.
Financial Services Sector

Assets Held for Sale

Other Financial Services Segment. During April and August 2013, we executed agreements to sell certain Volvo-related retail financing receivables in tranches to a third-party financing company. We received cash proceeds of $160 million and $410 million and recognized pre-tax gains of $2 million and $7 million for receivables sold in the third quarter and the first nine months of 2013, respectively. The pre-tax gains are reported in Financial Services other income(loss), net. All servicing obligations were transferred to the third party upon sale of the receivables. As a consequence of the sale of receivables, we also recognized other expenses of $56 million. As of September 30, 2013, the remaining Volvo-related retail financing receivables of $98 million were classified to Assets held for sale as we have the intent to sell these receivables as part of future tranches under these same agreements. We determined a valuation allowance was not required, based on an analysis of the fair value of the remaining receivables.

NOTE 19.  AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, including “in-the-money” stock options and unvested restricted stock units, and conversion into Ford common stock of our outstanding convertible notes.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,272	$1,631	$4,116	$4,067
Effect of dilutive 2016 Convertible Notes (a)	10	12	33	33
Effect of dilutive 2036 Convertible Notes (a)	—	—	1	1
Diluted income	$1,282	$1,643	$4,150	$4,101

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,942	3,814	3,933	3,811
Net dilutive options and warrants (b)	53	59	52	108
Dilutive 2016 Convertible Notes	98	96	98	95
Dilutive 2036 Convertible Notes	3	3	3	3
Diluted shares	4,096	3,972	4,086	4,017
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
The net dilutive effect for warrants was approximately 19 million and 60 million dilutive shares for third quarter and first nine months 2012, respectively, representing the net share settlement methodology for the 362 million warrants outstanding as of September 30, 2012. The warrants expired by their terms on January 1, 2013 and no warrants are outstanding.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
Third Quarter 2013
Revenues	$21,690	$2,818	$6,505	$2,844	$—	$—	$33,857
Income /(loss) before income taxes	2,308	159	(228)	126	(139)	(498)	1,728
Total assets at September 30	59,037	7,108	16,094	8,932	—	—	91,171

Third Quarter 2012
Revenues	$19,438	$2,314	$5,828	$2,667	$—	$—	$30,247
Income /(loss) before income taxes	2,328	9	(468)	45	(139)	83	1,858
Total assets at September 30	51,718	6,351	19,079	7,236	—	—	84,384

	Automotive Sector
	Operating Segments				Reconciling Items
	Ford North America	Ford South America	Ford Europe	Ford Asia Pacific Africa	Other Automotive	Special Items	Total
First Nine Months 2013
Revenues	$66,383	$8,140	$20,785	$8,486	$—	$—	$103,794
Income /(loss) before income taxes	7,079	92	(1,038)	309	(469)	(1,257)	4,716

First Nine Months 2012
Revenues	$57,747	$7,047	$20,110	$7,196	$—	$—	$92,100
Income /(loss) before income taxes	6,471	68	(1,021)	(116)	(408)	(406)	4,588

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Third Quarter 2013
Revenues	$2,175	$45	$(101)	$2,119	$—	$35,976
Income /(loss) before income taxes	427	(64)	—	363	—	2,091
Total assets at September 30	113,288	5,748	(6,946)	112,090	(2,190)	201,071

Third Quarter 2012
Revenues	$1,960	$65	$(100)	$1,925	$—	$32,172
Income /(loss) before income taxes	393	(5)	—	388	—	2,246
Total assets at September 30	101,327	8,005	(7,189)	102,143	(1,847)	184,680

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Nine Months 2013
Revenues	$6,269	$158	$(340)	$6,087	$—	$109,881
Income /(loss) before income taxes	1,388	(71)	—	1,317	—	6,033

First Nine Months 2012
Revenues	$5,874	$206	$(352)	$5,728	$—	$97,828
Income /(loss) before income taxes	1,283	8	—	1,291	—	5,879
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  COMMITMENTS AND CONTINGENCIES

Guarantees

At September 30, 2013 and December 31, 2012, the following guarantees and indemnifications were issued and outstanding:

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

	September 30, 2013	December 31, 2012
Maximum potential payments	$228	$409
Carrying value of recorded liabilities related to guarantees	6	17

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

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  COMMITMENTS AND CONTINGENCIES (Continued)

In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For the majority of matters, which generally arise out of alleged defects in our products, we establish an accrual based on our extensive historical experience with similar matters, and we do not believe that there is a reasonably possible outcome materially in excess of our accrual.

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.6 billion.

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

	First Nine Months
	2013	2012
Beginning balance	$3,656	$3,915
Payments made during the period	(1,763)	(1,675)
Changes in accrual related to warranties issued during the period	1,471	1,402
Changes in accrual related to pre-existing warranties	227	(17)
Foreign currency translation and other	(54)	23
Ending balance	$3,537	$3,648

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 31, 2013

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

TOTAL COMPANY

Our third quarter and first nine months 2013 pre-tax results and net income were as follows:

	Third Quarter		First Nine Months
	2013	Better/(Worse) 2012	2013	Better/(Worse) 2012
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$2,589	$426	$7,290	$1,005
Special items	(498)	(581)	(1,257)	(851)
Pre-tax results (incl. special items)	2,091	(155)	6,033	154
(Provision for)/Benefit from income taxes	(818)	(205)	(1,914)	(104)
Net income	1,273	(360)	4,119	50
Less: Income/(Loss) attributable to noncontrolling interests	1	(1)	3	1
Net income attributable to Ford	$1,272	$(359)	$4,116	$49

The decrease in net income in the third quarter was more than explained by Automotive sector special item charges (defined below), including separation-related actions, primarily in Europe to support our transformation plan, and costs associated with our U.S. salaried retiree voluntary lump-sum payout program as part of our pension de-risking strategy. Pre-tax results are discussed in more detail below.

Net income includes certain items (“special items”) that we have grouped into “Personnel and Dealer-Related Items” and “Other Items” to provide useful information to investors about the nature of the special items. The first category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities. The second category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

As shown in Note 20 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector special items in each category:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(250)	$(18)	$(700)	$(290)
Mercury discontinuation/Other dealer actions	—	(18)	—	(47)
Total Personnel and Dealer-Related Items	(250)	(36)	(700)	(337)
Other Items
U.S. pension lump-sum program	$(145)	$—	$(439)	$—
Loss on sale of two component businesses	—	(1)	—	(174)
FCTA - subsidiary liquidation	(103)	—	(103)	(4)
AAI Consolidation	—	136	—	136
Other	—	(16)	(15)	(27)
Total Other Items	(248)	119	(557)	(69)
Total Special Items	$(498)	$83	$(1,257)	$(406)
__________

(a)	For 2013, primarily related to separation costs for personnel at our Genk and U.K. facilities in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted. References to records by Automotive segments — Ford North America, Ford South America, Ford Europe, and Ford Asia Pacific Africa — are since at least 2000 when we began reporting results for these segments.

The chart below details third quarter 2013 pre-tax results by sector:

TOTAL COMPANY
2013 THIRD QUARTER PRE-TAX RESULTS

Millions
$2,589
$2,226
Ford Credit $427
Other (64)
$363
Total
Automotive
Financial Services

Memo:

	Total	Automotive	Financial Services
B / (W) 2012 3Q	$426	$451	$(25)
B / (W) 2013 2Q	34	122	(88)

Both sectors — Automotive and Financial Services — contributed to the total Company third quarter 2013 pre-tax profit of $2.6 billion. Compared with 2012, total Company pre-tax profit improved, which is more than explained by higher Automotive sector results driven by regions outside of North America. Within Financial Services, Ford Credit’s results were higher in the third quarter of 2013 than last year, while Other Financial Services were lower. The third quarter loss of $64 million for Other Financial Services primarily reflects charges related to the sale of a portfolio of finance receivables that was not included in our sale of the Volvo auto business in 2010.

Compared with the second quarter of 2013, total Company pre-tax profit in the third quarter improved slightly, again driven by the Automotive sector.

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

◦
Volume and Mix - Primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
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

◦
Manufacturing and Engineering - consists primarily of costs for hourly and salaried manufacturing- and engineering-related personnel, plant overhead (such as utilities and taxes), new product launch expense, prototype materials, and outside engineering services

◦	Spending-Related - consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases

◦	Advertising and Sales Promotions - includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows

◦
Administrative and Selling - includes primarily costs for salaried personnel and purchased services related to our staff activities and selling functions, as well as associated information technology costs

◦	Pension and OPEB - consists primarily of past service pension costs and other postretirement employee benefit costs

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

◦
Net Interest - Primarily measures profit variance driven by changes in our Automotive sector’s centrally-managed net interest, which consists of interest expense, interest income, fair market value adjustments on our cash equivalents and marketable securities portfolio, and other adjustments

◦	Other - consists of fair market value adjustments to our investment in Mazda, as well as other items not included in the causal factors defined above

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The charts below detail third quarter key metrics and the change in pre-tax results for the third quarter of 2013 compared with the third quarter of 2012 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2013 THIRD QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
1,329
1,545
2012
2013
Revenue (Bils.)
$30.2
$33.9
2012
2013
Operating Margin (Pct.)
6.3%
7.0%
2012
2013
Pre-Tax Results (Mils.)
$1,775
$2,226
2012
2013

Memo:	Wholesales 2012	Wholesales 2013	Revenue 2012	Revenue 2013	Operating Margin 2012	Operating Margin 2013	Pre-Tax Results 2012	Pre-Tax Results 2013
First Nine Months	4,134	4,720	$92.1	$103.8	5.9%	6.2%	$4,994	$5,973

AUTOMOTIVE SECTOR
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
Market Factors
Total Cost
$0.5
$1.8
$2.3
Industry $ 0.6
Share 0.3
Stocks 0.4
Mix / Other (0.4)
Pricing $ 1.0
Incentives / Other (0.4)
Mfg. / Engineering $(0.4)
Spending Related (0.1)
Pension / OPEB (0.1)
Total Structural Costs $(0.6)
$0.9
$0.6
$(0.3)
$(0.6)
$(0.1)
$ -
2012 3Q
2013 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

	2012 3Q	2013 3Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Net Interest / Other
Memo: B / (W) Than 2013 2Q		$0.2	$(1.1)	$0.6	$0.4	$0.3	$ -	$ -

The record third quarter 2013 total Automotive profit reflects continued strong performance in Ford North America and a combined profit from the regions outside North America, including a record third quarter result in Ford Asia Pacific Africa. Wholesale volume and revenue for total Automotive were both up strongly from a year ago. Higher volume reflects higher market share in all regions, improved industry volume in all regions except Ford South America, and favorable changes in dealer stocks in all regions. The growth in revenue primarily reflects the higher volume, as well as net pricing gains in all regions.

Third quarter 2013 operating margin and pre-tax results for total Automotive increased, reflecting favorable market factors — volume and mix, and net pricing — across all regions, offset partially by higher costs and unfavorable exchange. The cost increases mainly reflected investments in higher volume, growth, and new products — for this year and the future — as well as restructuring-related costs in Europe, higher OPEB expense in North America, and higher pension expense in Europe.

Wholesale volume and revenue for the first nine months of 2013 were higher than a year ago by 14% and 13%, respectively. Total Automotive operating margin and pre-tax profit for the first nine months improved as well. The better results primarily reflect improved market factors across all regions, offset partially by higher costs, as well as unfavorable exchange primarily in South America.

The increase in pre-tax profit for the third quarter of 2013 compared with the second quarter of 2013 is more than explained by lower costs and higher net pricing, offset partially by lower volume due to seasonal plant summer shutdowns in North America and Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for the third quarter of 2013 and 2012 was $32.4 billion and $28.7 billion, respectively, a difference of $3.7 billion. For the first nine months of 2013 and 2012, these were $99.9 billion and $87.9 billion, respectively, a difference of $12 billion. An explanation of the changes, as reconciled to our income statement, is shown below (in billions):

	2013 Better/(Worse) 2012
	Third Quarter	First Nine Months
Explanation of change:
Volume and mix, exchange, and other	$(2.5)	$(8.1)
Contribution costs (a)
Commodity costs (incl. hedging)	(0.1)	—
Material costs excluding commodity costs	(0.1)	(0.7)
Warranty/Freight	(0.1)	(0.1)
Other costs (a)
Structural costs	(0.6)	(2.2)
Other	—	(0.1)
Special items	(0.3)	(0.8)
Total	$(3.7)	$(12.0)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Shown below are pre-tax results by segment for the third quarter of 2013.

AUTOMOTIVE SECTOR
2013 THIRD QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$2,226
$2,308
$159
$(228)
$126
$(139)
Net Interest $(161)
Fair Mkt. Value Adj. / Other 22
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:	Total	North America	South America	Europe	Asia Pacific Africa	Other Automotive
B / (W) 2012 3Q	$451	$(20)	$150	$240	$ 81	$ -
B / (W) 2013 2Q	122	(21)	8	120	(51)	66

Third quarter 2013 total Automotive pre-tax results reflected profit in all segments except Ford Europe, and all segments improved compared with a year ago, except Ford North America.

The loss in Other Automotive reflects net interest expense, offset partially by a favorable fair market value adjustment of our investment in Mazda. Included in net interest expense are $34 million of gains on our cash equivalents and marketable securities portfolio and $29 million of other adverse items.

For full-year 2013, we now expect Automotive net interest expense to be at the lower end of our prior guidance of $800 million to $850 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford North America Segment. The charts below detail key third quarter metrics and the change in the third quarter of 2013 pre-tax results compared with the third quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 THIRD QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
659
744
2012
2013
Revenue (Bils.)
$19.5
$21.7
2012
2013
Operating Margin (Pct.)
12.0%
10.6%
2012
2013
Pre-Tax Results (Mils.)
$2,328
$2,308
2012
2013

Memo:	Wholesales 2012	Wholesales 2013	Revenue 2012	Revenue 2013	Operating Margin 2012	Operating Margin 2013	Pre-Tax Results 2012	Pre-Tax Results 2013
First Nine Months	2,029	2,328	$57.8	$66.4	11.2%	10.7%	$6,471	$7,079

Third Quarter (U.S. Market)	2012	2013
U.S. Industry SAAR (Mils.)	14.8	16.1
U.S. Market Share	14.8%	14.9%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Billions
$ -
$2.3
$2.3
U.S. Industry $ 0.5
U.S. Share 0.1
U.S. Stocks 0.3
Mix / Other (0.4)
$0.5
$0.1
Mfg. / Engineering $(0.2)
Pension / OPEB / Other (0.1)
Total Structural Costs $(0.3)
$(0.1)
$(0.3)
$ -
$(0.2)
2012 3Q
2013 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 2Q	$ -	$(0.6)	$0.3	$0.3	$0.1	$ -	$(0.1)

In the third quarter 2013, Ford North America continued to perform very well, achieving a pre-tax profit of $2 billion or more and an operating margin of 10% or more for the sixth time out of the last seven quarters. In the third quarter, this was driven by a strong industry and a robust full-size pickup segment, our strong product line-up, U.S. market share growth, continued discipline in matching production to real demand, and a lean cost structure — even as we invest more in product and capacity for future growth.

Wholesale volume and revenue increased in the third quarter of 2013 from a year ago by 13% and 12%, respectively. The volume improvement mainly reflects higher U.S. industry sales, increasing from a seasonally adjusted annual rate (“SAAR”) of 14.8 million to 16.1 million units, favorable changes in dealer stocks, and higher U.S. market share. Total U.S. market share in the third quarter, at 14.9%, was up one-tenth of a percentage point from the same period last year, more than explained by F-Series. The higher volume drove the revenue increase. Operating margin was lower than last year, due primarily to cost increases, mainly investment in new products and growth, as well as the non-repeat of two favorable items in last year’s results. Pre-tax profit for third quarter 2013 was about equal to last year’s record profit. Favorable market factors were offset, for the most part, by higher costs, including investment in new products.

For the first nine months of 2013, operating margin was 10.7%, five-tenths of a percentage point lower than a year ago, while pre-tax profit was about $7 billion, up about $600 million. For the first nine months of 2013, wholesale volume and revenue both improved 15% compared with 2012. Pre-tax profit for the third quarter of 2013 was unchanged compared with the second quarter of 2013.

For full-year 2013, our guidance for Ford North America remains unchanged — we continue to expect higher pre-tax profit compared with 2012 and an operating margin of about 10%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford South America Segment. The charts below detail third quarter key metrics and the change in the third quarter of 2013 pre-tax results compared with the third quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 THIRD QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)
117
143
2012
2013
Revenue (Bils.)
$2.3
$2.8
2012
2013
Operating Margin (Pct.)
0.4%
5.6%
2012
2013
Pre-Tax Results (Mils.)
$9
$159
2012
2013

Memo:								
First Nine Months	354	403	$7.0	$8.1	1.0%	1.1%	$68	$92
Third Quarter								
Industry SAAR (Mils.)*	5.8	5.5						
Market Share*	8.4%	9.5%						

* South America industry SAAR and market share are based, in part, on estimated vehicle registrations for the six markets we track

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ (30)
Share 41
Stocks 69
Mix / Other 165
Pricing $413
Incentives / Other 20
$433
$150
$245
$159
$9
$19
$(127)
$(178)
$(242)
Material Incl. Commod. $(217)
Warranty / Freight (25)
2012 3Q
2013 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 2Q	$8	$(45)	$194	$(53)	$(54)	$(17)	$(17)

In Ford South America, we are continuing to execute our strategy of expanding our product lineup, while progressively replacing legacy products with global One Ford offerings. Our new products continue to perform well. Customer response to the Ranger pickup and refreshed Fiesta remains strong, while the EcoSport and Fusion continue to be segment leaders.

Third quarter 2013 wholesale volume and revenue increased strongly from a year ago, both up 22%. The higher volume reflects increased market share and favorable changes in dealer stocks. The higher market share was more than explained by EcoSport, Ranger, and Fiesta. Revenue growth was driven by higher volume and net pricing gains, offset partially by unfavorable exchange. The year-over-year improvement in both operating margin and pre-tax results was more than explained by favorable market factors. Our new products had a favorable impact on volume and mix. Higher net pricing mainly reflects efforts to recover the adverse effects of high local inflation and weaker local currencies, along with pricing associated with our new products.

For the first nine months of 2013, wholesale volume, revenue, operating margin, and pre-tax profit all improved compared with the same period last year.

Third quarter 2013 pre-tax results were $8 million better than second quarter 2013.

The overall environment in South America remains uncertain, but given the performance of our business in the first nine months, we now expect Ford South America to be about breakeven to profitable for full-year 2013. This compares with our prior guidance of about breakeven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Europe Segment. The charts below detail third quarter key metrics and the change in the third quarter of 2013 pre-tax results compared with the third quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2013 THIRD QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
295
310
2012
2013
Revenue (Bils.)
$5.8
$6.5
2012
2013
Operating Margin (Pct.)
(8.0)%
(3.5)%
2012
2013
Pre-Tax Results (Mils.)
$(468)
$(228)
2012
2013

	Wholesales 2012	Wholesales 2013	Revenue 2012	Revenue 2013	Operating Margin 2012	Operating Margin 2013	Pre-Tax Results 2012	Pre-Tax Results 2013
Memo:								
First Nine Months	1,026	1,042	$20.1	$20.8	(5.1)%	(5.0)%	$(1,021)	$(1,038)

Third Quarter	2012	2013
Industry SAAR (Mils.)**	13.7	13.7
Market Share**	7.8%	8.0%

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 14,000 and 12,000 units in Third Quarter 2012 and 2013, respectively), and in Russia (totaling about 28,000 and 23,000 units in Third Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Europe industry SAAR and market share are based, in part, on estimated vehicle registrations for the 19 markets we track

AUTOMOTIVE SECTOR -- EUROPE
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ 60
Share 59
Stocks (17)
Mix / Other (30)
$240
$72
$28
$72
$(41)
$59
$50
Memo:
(Included in cost columns)
$(82)
$(468)
$(228)
2012 3Q
2013 3Q
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost

	2012 3Q	2013 3Q	Volume / Mix	Net Pricing	Contrib. Cost	Other Cost	Exchange	Other	Restructuring Cost
Memo: B / (W) Than 2013 2Q		$120	$(415)	$138	$113	$217	$67	$ -	$99

In the third quarter of 2013, we remained on track in executing our Europe transformation plan. Ford Europe’s third quarter 2013 wholesale volume and revenue improved from a year ago by 5% and 12%, respectively. This is the second consecutive quarter of year-over-year top-line improvement. The volume increase reflects higher industry sales, lower dealer stock reductions than a year ago, and higher market share. Total market share for the 19 markets we track improved two-tenths of a percentage point in the third quarter, from the same period last year, from 7.8% to 8%, more than explained by strong sales of B-MAX. The revenue increase mainly reflects the higher volume. Operating margin and pre-tax results, while negative and a loss, respectively, were both substantially improved from last year. All factors were favorable with the exception of other cost, which is more than explained by restructuring costs.

In the first nine months of 2013, Ford Europe's operating margin and pre-tax loss were both about equal to a year ago, despite about $400 million of restructuring costs and lower industry volume. Volume and revenue were both up slightly from a year ago.

Pre-tax results in the third quarter of 2013 were improved compared with second quarter, with all factors favorable except volume and mix, which reflects lower volume due to Europe’s seasonal plant shutdowns for summer holiday. So far, we have seen the Ford Europe business improve sequentially in each quarter this year.

For full-year 2013, we now expect our loss in Europe to be less than 2012. This is an improvement from our prior guidance of a loss about the same as a year ago, reflecting the progress we are making on our Europe transformation plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific Africa Segment. The charts below detail third quarter key metrics and the change in the third quarter of 2013 pre-tax results compared with the third quarter of 2012 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 THIRD QUARTER KEY METRICS COMPARED WITH 2012

Wholesales (000)*
258
348
2012
2013
Revenue (Bils.)
$2.6
$2.9
2012
2013
Operating Margin (Pct.)
1.7%
4.4%
2012
2013
Pre-Tax Results (Mils.)
$45
$126
2012
2013

Memo:	2012	2013	2012	2013	2012	2013	2012	2013
First Nine Months	725	947	$7.2	$8.5	(1.6)%	3.6%	$(116)	$309

Third Quarter	2012	2013
Industry SAAR (Mils.)**	32.3	35.1
Market Share**	3.1%	3.7%

* Includes Ford brand and Jiangling Motors Corporation ("JMC") brand vehicles produced in China by unconsolidated affiliates (totaling about 148,000 and 234,000 units in Third Quarter 2012 and 2013, respectively), although revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 11 markets we track; market share includes Ford brand and JMC brand vehicles produced in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$81
$45
$126
Industry $ 64
Share 79
Stocks (10)
Mix / Other (36)
$97
$83
$28
$(126)
$(29)
$28
Mfg. / Engineering $ (75)
Spending Related (17)
Admin. / Other (33)
Total Structural Costs $(125)
All Other $ (1)
2012 3Q
2013 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 2Q	$(51)	$(81)	$(15)	$3	$13	$(15)	$44

Our strategy in Ford Asia Pacific Africa is to grow aggressively with an expanding portfolio of global One Ford products tailored for the region, with manufacturing hubs in China, India, and ASEAN. Implementation of this strategy continues to gain momentum.

Third quarter 2013 wholesale volume was up 35% compared with a year ago, and revenue (which excludes our unconsolidated China joint ventures) grew 7%. The higher volume mainly reflects improved market share. Third quarter market share was 3.7%, six-tenths of a percentage point higher than a year ago and a quarterly record. The improvement was driven by China, where our market share improved eight-tenths of a percentage point to equal last quarter’s record of 4.3 percent, mainly reflecting strong sales of Kuga, EcoSport, and Focus. Higher industry volume and favorable changes in dealer stocks also contributed. Higher revenue primarily reflects favorable volume and mix.

Third quarter 2013 operating margin and pre-tax results both improved from last year due to favorable market factors, offset partially by higher costs as we continue to invest for further growth. We also benefited from higher royalties from our joint ventures and an insurance recovery. This was Ford Asia Pacific’s fifth consecutive quarterly profit.

First nine months 2013 wholesale volume, revenue, operating margin, and pre-tax profit all improved from a year ago.

Pre-tax results were lower for the third quarter of 2013 compared with the second quarter of 2013, more than explained by unfavorable volume and mix.

Our guidance for Ford Asia Pacific Africa is unchanged — we continue to expect it to be profitable for full-year 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two segments, North America and International.

Ford Credit. In general, we measure period-to-period changes in Ford Credit’s pre-tax profit using the causal factors listed below:

•	Volume:

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin).

◦
Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which Ford Credit purchases retail installment sale and lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special-rate financing programs available exclusively through Ford Credit, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

•Financing Margin:

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period.

◦
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•	Credit Loss:

◦
Credit loss measures changes in the provision for credit losses. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

•	Lease Residual:

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the number of vehicles that will be returned to them and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 10-K Report.

•	Other:

◦	Primarily includes operating expenses, other revenue, and insurance expenses.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below details the change in Ford Credit’s third quarter 2013 pre-tax results compared with third quarter 2012 by causal factor.

FORD CREDIT
2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$34
$393
$427
$84
$(6)
$10
$(12)
$(42)
2012 3Q
2013 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:		2013 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2013 2Q		$(27)	$10	$(11)	$(12)	$(21)	$7

Receivables (Bils.) (a)	2012 3Q	2013 3Q
Total	$85	$98
Managed	87	99

(a) Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at September 30, 2012 and $(1) billion at September 30, 2013

The increase in pre-tax results in the third quarter of 2013 is more than explained by higher volume in North America. The drivers of higher volume were an increase in leasing, reflecting changes in our marketing programs, as well as higher non-consumer finance receivables due to higher dealer stocks.

Ford Credit’s pre-tax results in the third quarter of 2013 were lower than second quarter.

Ford Credit remains key to our global growth strategy, providing world-class dealer and customer financial services, maintaining a strong balance sheet, and producing solid profits and distributions.

We continue to expect Ford Credit’s full-year 2013 pre-tax profits to be about equal to 2012. We now expect Ford Credit’s year-end managed receivables to be about $100 billion, which is within our prior range of $97 billion to $102 billion, and distributions to be about $400 million, up from $200 million previously planned, reflecting a fourth quarter reduction in Ford Credit’s tax liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$40.5	$39.5
Non-Consumer
Dealer financing (a)	20.4	19.5
Other	0.9	1.1
Total North America Segment – finance receivables (b)	61.8	60.1
Finance receivables – International Segment
Consumer
Retail financing	10.3	9.0
Non-Consumer
Dealer financing (a)	8.1	7.5
Other	0.4	0.4
Total International Segment – finance receivables (b)	18.8	16.9
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	78.7	75.1
Net investment in operating leases (b)	18.8	14.7
Total receivables	$97.5	$89.8
Memo:
Total managed receivables (c)	$99.0	$91.3
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)
At September 30, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $25.9 billion and $29.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $22.1 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. In addition, at

September 30, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $7 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at September 30, 2013 increased from year-end 2012, primarily driven by increases in net investment in operating leases in Ford Credit’s North America segment and finance receivables in all segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables (“LTR”) ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses (also referred to as credit loss reserve) and unearned interest supplements related to finance receivables), (iii) credit loss reserve, and (iv) Ford Credit’s credit loss reserve as a percentage of end-of-period (“EOP”) receivables:

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$35
$49
$45
$32
$47
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: Retail & Lease

$37	$51	$45	$25	$45

(ii) Loss-to-Receivables Ratio (LTR)

0.17%
0.22%
0.20%
0.14%
0.19%
3Q
4Q
1Q
2Q
3Q
2012
2013

(iii) Credit Loss Reserve (Mils.) and (iv) Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.48%
0.44%
0.41%
0.39%
0.37%
Reserve
$416
$408
$389
$376
$368
3Q
4Q
1Q
2Q
3Q
2012
2013

Ford Credit’s third quarter credit losses continued to be near historic lows.

Year-over-year charge-offs were up $12 million, primarily reflecting higher severity and higher losses as the lease portfolio grows in the North America segment, and higher losses in the International segment. Quarter-over-quarter charge-offs were up $15 million, reflecting higher default volume and lower recoveries in the North America segment.

The loss-to-receivables ratio was up 2 basis points compared with the same period a year ago.

At September 30, 2013, the credit loss reserve was $368 million, down $48 million from a year ago and down $8 million from the second quarter, reflecting the continuation of historically low losses.

In purchasing retail finance and lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit’s proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2013 and December 31, 2012, between 5% and 6% of the outstanding U.S. retail finance and lease contracts in Ford Credit’s portfolio were classified as higher risk at contract inception.

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

The following charts show return volumes and auction values at constant third quarter 2013 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of Ford Credit’s total investment in operating leases at September 30, 2013.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
14
14
26
27
27
8
3
3
6
5
3
17
6
3
16
7
4
17
5
5
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: U.S. Return Rates

61%	62%	69%	68%	69%

Auction Values (At Q3 2013 Mix)

24-Month
$19,545
$19,530
$19,740
$19,170
$19,615
$18,485
$17,730
$17,800
$17,310
$17,750
36-Month
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$14.0	$14.7	$15.9	$17.6	$18.8

Lease return volumes in the third quarter of 2013 were 13,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 compared with prior years. The third quarter lease return rate was 69%, up eight percentage points compared with the same period last year, reflecting lower auction values.

In the third quarter of 2013, Ford Credit’s 36-month average auction value decreased about $700 from the prior year, while Ford Credit’s 24-month average auction value was about equal to the prior year. Both 24-month and 36-month average auction values increased about $450 from the second quarter.

Ford Credit’s worldwide net investment in operating leases was $18.8 billion at the end of the third quarter of 2013, up $4.1 billion from year-end 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. We target to have an average ongoing Automotive gross cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations such as for pension contributions, debt maturities, capital investments, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment. In addition, we also target to maintain a revolving credit facility for our Automotive business of up to about $10 billion to protect against exogenous shocks. As discussed below, we currently have total commitments of $10.7 billion under our revolving credit facility.

We assess the appropriate long-term target for total Automotive liquidity, comprised of gross cash and the revolving credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. Our Automotive gross cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors” in our 2012 Form 10-K Report as well as Note 21 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$5.7	$6.2
Marketable securities	20.4	18.2
Total cash, marketable securities and loaned securities	26.1	24.4
Securities-in-transit (a)	—	(0.1)
Gross cash	$26.1	$24.3
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at September 30, 2013.

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

	September 30, 2013	December 31, 2012
Gross cash	$26.1	$24.3
Available credit lines
Revolving credit facility, unutilized portion	10.7	9.5
Local lines available to foreign affiliates, unutilized portion	0.7	0.7
Automotive liquidity	$37.5	$34.5

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

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Gross cash at end of period	$26.1	$24.1	$26.1	$24.1
Gross cash at beginning of period	25.7	23.7	24.3	22.9
Total change in gross cash	$0.4	$0.4	$1.8	$1.2

Automotive income before income taxes (excluding special items)	$2.3	$1.8	$6.0	$5.0
Capital expenditures	(1.5)	(1.3)	(4.6)	(3.6)
Depreciation and special tools amortization	1.0	0.8	3.1	2.6
Changes in working capital (a)	(0.5)	(0.4)	0.4	(1.1)
Other/Timing differences (b)	0.3	(0.2)	0.7	(0.5)
Total operating-related cash flows	1.6	0.7	5.6	2.4

Cash impact of separation payments	(0.1)	—	(0.2)	(0.3)
Net receipts from Financial Services sector (c)	—	0.3	0.3	0.7
Other	0.5	0.3	0.5	0.7
Cash flow before other actions	2.0	1.3	6.2	3.5

Net proceeds from/(Payments on) Automotive sector debt	(0.1)	—	0.8	0.9
Contributions to funded pension plans	(1.1)	(0.6)	(3.9)	(2.5)
Dividends/Other	(0.4)	(0.3)	(1.3)	(0.7)
Total change in gross cash	$0.4	$0.4	$1.8	$1.2
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payment and the seasonal impact of vehicle financing receivables.

(c)	Primarily distributions and tax payments received from Ford Credit.

With respect to “Changes in working capital,” in general we carry relatively low Automotive sector trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced. In addition, our inventories are lean because we build to order, not for inventory. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. In addition, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net cash provided by/(used in) by operating activities	$2.0	$1.4	$6.4	$4.1
Items included in operating-related cash flows
Capital expenditures	(1.5)	(1.3)	(4.6)	(3.6)
Proceeds from the exercise of stock options	0.1	—	0.3	—
Net cash flows from non-designated derivatives	(0.1)	(0.3)	(0.3)	(0.6)
Items not included in operating-related cash flows
Cash impact of Job Security Benefits and personnel-reduction actions	0.1	—	0.2	0.3
Contributions to funded pension plans	1.1	0.6	3.9	2.5
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.3)	(0.1)
Settlement of outstanding obligation with affiliates	—	—	—	(0.3)
Other	(0.1)	0.3	—	0.1
Operating-related cash flows	$1.6	$0.7	$5.6	$2.4

Credit Agreement. At September 30, 2013, lenders under our Credit Agreement had commitments totaling $10.7 billion in a revolving credit facility with a November 30, 2017 maturity date, and commitments totaling $50 million in a revolving credit facility with a November 30, 2015 maturity date. The Credit Agreement is free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The Credit Agreement contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facilities. On May 22, 2012, the collateral securing, and the subsidiary guarantees guaranteeing, our obligations under the Credit Agreement were automatically released upon our senior, unsecured, long-term debt being upgraded to investment grade by Fitch and Moody’s. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Total Company” below), the guarantees of certain subsidiaries will be reinstated.

At September 30, 2013, the utilized portion of the revolving credit facilities was $88.3 million, representing amounts utilized as letters of credit. Less than 4.5% of the commitments in the revolving credit facilities are from financial institutions based in Italy and Spain. There are no commitments from financial institutions based in Greece, Ireland, or Portugal.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At September 30, 2013, an aggregate of $5.2 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank (“EIB”) Credit Facilities.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $541 million at September 30, 2013) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $727 million at September 30, 2013) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at September 30, 2013.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively.  Proceeds of loans drawn under the EIB Romania Facility are being used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility are being used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under each facility are five-year, non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain’s obligations to the government of the United Kingdom.  During the first and third quarters of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013, we provided guarantees to the EIB for approximately 20% of the outstanding principal amount of loans under the EIB United Kingdom Facility and the EIB Romania Facility in exchange for the EIB releasing the cash collateral of an equal amount that had been pledged by Ford of Britain and Ford Romania, respectively.

Export-Import Bank of the United States (“Ex-Im”) and Private Export Funding Corporation (“PEFCO”) Secured Revolving Loan. At September 30, 2013, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility was renewed on June 15, 2013 and will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At September 30, 2013, we had $822 million of local credit facilities available to non-U.S. Automotive affiliates, of which $140 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	September 30, 2013	December 31, 2012
Gross cash	$26.1	$24.3
Less:
Long-term debt	14.5	12.9
Debt payable within one year	1.3	1.4
Total debt	15.8	14.3
Net cash	$10.3	$10.0

Total debt at September 30, 2013 increased by $1.5 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043 in the first quarter and the consolidation of about $500 million of debt from our Romanian operations in the first quarter, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043 and three quarterly installment payments on the ATVM loan which totaled about $450 million. Notwithstanding this increase, we continue to expect to reduce Automotive debt levels to about $10 billion by mid-decade. We plan to achieve this reduction by using cash from operations to make quarterly installment payments on the ATVM loan, repay the EIB and Ex-Im loans at maturity, and take other debt reduction actions, such as causing conversions of and redeeming our outstanding convertible debt, and repurchasing other outstanding debt securities. Proceeds from the debt issuance that were not used for reduction of higher-cost debt are being used for pension contributions, which will reduce our pension expense by a greater amount than the interest incurred on the debt.

Pension. In the first nine months of 2013, we contributed $3.9 billion to our global funded pension plans, including $2.7 billion in discretionary contributions to our U.S. plans.  For full-year 2013, we continue to expect to contribute $5 billion to our global funded plans, including about $3.4 billion in discretionary contributions, largely to our U.S. plans.  Based on present assumptions, contributions to our global funded plans from 2014 through 2016 are expected to average between $2 billion and $3 billion per year, including both required and discretionary contributions. After 2016 and once we have fully de-risked our funded pension plans, the ongoing amount of cash required to fund our global funded pension plans is expected to be limited to an average annual service cost in the range of $700 million to $1 billion.

In the third quarter of 2013, we settled $745 million of obligations related to the U.S. salaried retiree voluntary lump-sum program, with $3.4 billion settled since the inception of the program last year (with an equal amount distributed from pension assets). As a result of the third quarter 2013 settlement, we recorded a special item charge of $145 million reflecting the acceleration of unamortized losses in the plan. Through the third quarter of 2013, we have completed about 80% of our expected lump-sum settlements with the program concluding by year end.

We have continued to progressively increase the mix of fixed income assets in our U.S. plans with the objective of reducing funded status volatility.  The U.S. plans’ asset mix was at about 65% fixed income at the end of the third quarter of 2013, up from 55% at year-end 2012, with our long-term target being 80%.

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

Based on improved near-term cash flows and the identification of additional opportunities for profitable growth during the second half of this decade, we plan to increase the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure to about $7.5 billion annually with variation by year. This compares to our outlook for capital spending for 2013 of about $6.5 billion and our prior mid-decade guidance of about $6 billion annually.

We will continue to work to strengthen further our balance sheet and improve our investment grade ratings; the amount of incremental capital required to do this will diminish over time as we achieve our target debt levels and fully fund and de-risk our global funded pension plans.

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit’s funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. The following chart shows the trends in Ford Credit’s funding for its managed receivables:

FORD CREDIT FUNDING STRUCTURE

Billions

Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$99
$2
$5
$4
$39
$50
$10
$11
~$100
~$2
$5-6
~$3
$41-43
$48-50
$10-11
$10-11
Year-End 2011
Year-End 2012
Q3 2013
Year-End 2013 Fcst.

	Year-End 2011	Year-End 2012	Q3 2013	Year-End 2013 Fcst.
Securitized Funding as Percentage of Managed Receivables	**55%**	**48%**	**43%**	**44 - 46%**

(a) The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes
(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
(c) Excludes marketable securities related to insurance activities

At the end of the third quarter of 2013, managed receivables were $99 billion, and Ford Credit ended the quarter with $11 billion in cash, excluding marketable securities related to insurance activities. Securitized funding was 43% of managed receivables, down from 48% at year-end 2012.

We project Ford Credit’s year-end managed receivables to be about $100 billion and securitized funding to represent about 44% to 46% of managed receivables, both within prior guidance. Securitized funding as a percent of managed receivables is expected to continue to decline over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Global Public Term Funding Plan. The following table illustrates Ford Credit’s planned issuances for full-year 2013, its public term funding issuances through October 30, 2013, and its funding issuances for full-year 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013
	Full-Year Forecast	Through October 30	Full-Year 2012	Full-Year 2011
Unsecured	$ 9-11	$9	$9	$8
Securitizations (a)	12-14	12	14	11
Total	$ 21-25	$21	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through October 30, 2013, Ford Credit completed about $21 billion of public term funding in the United States, Canada, and Europe, including about $9 billion of unsecured debt and about $12 billion of securitizations.

For 2013, Ford Credit projects full-year public term funding in the range of $21 billion to $25 billion, consisting of $9 billion to $11 billion of unsecured debt and $12 billion to $14 billion of public securitizations.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	September 30, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$11.0	$10.9
Unsecured credit facilities	1.5	0.9
FCAR bank lines	5.0	6.3
Conduit / Bank Asset-Backed Securitizations (“ABS”)	26.1	24.3
Total liquidity sources	$43.6	$42.4

Utilization of Liquidity
Securitization cash (c)	$(2.9)	$(3.0)
Unsecured credit facilities	(0.4)	(0.1)
FCAR bank lines	(4.0)	(5.8)
Conduit / Bank ABS	(12.6)	(12.3)
Total utilization of liquidity	(19.9)	(21.2)
Gross liquidity	23.7	21.2
Capacity in excess of eligible receivables	(1.1)	(1.5)
Liquidity available for use	$22.6	$19.7
__________

(a)
FCAR and conduits are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk; FCAR commercial paper must be supported by bank lines equal to at least 100% of the principal amount; conduits include committed securitization programs.

(b)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(c)	Securitization cash is to be used only to support on-balance sheet securitization transactions.

At September 30, 2013, Ford Credit had $43.6 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $19.9 billion at quarter end, compared with $21.2 billion at year-end 2012. The decreased utilization primarily reflects a reduction in Ford Credit’s FCAR asset-backed commercial paper balance.

Ford Credit ended the quarter with gross liquidity of $23.7 billion. Capacity in excess of eligible receivables was $1.1 billion. Total liquidity available for use continues to remain strong at $22.6 billion, up $2.9 billion from year-end 2012. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2013, Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11 billion, compared with $10.9 billion at year-end 2012.  In the normal course of its funding activities, Ford Credit may generate more

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit’s cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Within Ford Credit’s cash, cash equivalents, and marketable securities, it did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at September 30, 2013.

The average maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s securitization transactions of $2.9 billion and $3 billion at September 30, 2013 and December 31, 2012, respectively.

Ford Credit’s substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the third quarter and first nine months of 2013, through market transactions, Ford Credit called an aggregate principal amount of $0 and $163 million, respectively, (of which none were maturing in 2013) of Ford Credit’s unsecured debt.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE Bank plc (“FCE”), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $26.1 billion ($15.6 billion of retail, $5.6 billion of wholesale, and $4.9 billion of lease assets) at September 30, 2013, of which about $5.2 billion relates to commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.6 billion (of which $3.7 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between October 2014 and September 2015. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs, as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit’s capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At September 30, 2013, $12.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit’s experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2013, Ford Credit and its majority-owned subsidiaries had $1.5 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at September 30, 2013) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At September 30, 2013, $1.1 billion was available for use.

The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At September 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal, or Spain.

At September 30, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of Ford Credit’s asset-backed securities was $5 billion, down from $6.3 billion at December 31, 2012.  This reduction has been offset by increases in other committed liquidity programs, leaving Ford Credit’s total sources of liquidity largely unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit plans to transition away from its FCAR program next year.  During this transition Ford Credit will retain liquidity facilities sufficient to support FCAR’s asset-backed commercial paper and subordinated debt.  FCAR has not made any purchases of asset-backed securities since March 2013 and will make no further purchases. Ford Credit’s plan is to gradually reduce its outstanding FCAR commercial paper balance to about $3 billion at year end with a complete wind-down of FCAR by second quarter 2014.  No new FCAR commercial paper will be issued after year-end 2013. To facilitate the wind-down of the program, Ford Credit will repurchase asset-backed securities held by FCAR beginning in early 2014.  Ford Credit plans to fund these purchases through available liquidity sources, including cash and committed liquidity facilities.

In October 2013, Ford Credit established a new two-year syndicated committed asset-backed liquidity facility. The new facility, along with growth in other asset-backed private capacity, will offset the liquidity effects of winding down the FCAR program.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30, 2013	December 31, 2012
Total debt (a)	$94.5	$89.3
Equity	10.4	9.7
Financial statement leverage (to 1)	9.0	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30, 2013	December 31, 2012
Total debt (a)	$94.5	$89.3
Adjustments for cash, cash equivalents, and marketable securities (b)	(11.0)	(10.9)
Adjustments for derivative accounting (c)	(0.2)	(0.8)
Total adjusted debt	$83.3	$77.6

Equity	$10.4	$9.7
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$10.1	$9.4
Managed leverage (to 1) (d)	8.2	8.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

(b)	Excludes marketable securities related to insurance activities.

(c)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(d)	Equals total adjusted debt over total adjusted equity.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2013, Ford Credit’s managed leverage was 8.2 to 1, compared with 8.3 to 1 at December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At September 30, 2013, Total equity attributable to Ford Motor Company was $20.5 billion, an increase of about $4.6 billion compared with December 31, 2012. The increase primarily reflects favorable changes in Retained earnings, related to first nine months 2013 net income attributable to Ford Motor Company of $4.1 billion, favorable changes in Accumulated other comprehensive income/(loss) of $1.3 billion, and compensation-related equity issuances of about $400 million, offset partially by cash dividends declared of $1.2 billion.

Credit Ratings. Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•	DBRS Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).

In several markets, locally-recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies’ ratings of us are based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets.

The following ratings actions have been taken on us by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013:

•	On September 6, 2013, S&P raised the ratings of Ford and Ford Credit to BBB- from BB+, both with a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Stable	BBB-	F3	Stable	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	NR	Stable	BBB-
__________

*
S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a negative outlook. The negative outlook reflects the negative trend S&P has assigned to U.K. banking industry risk.

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

Looking at the external business environment, overall our outlook has not changed substantially. We project 2013 global economic growth to be around 2% and global industry sales to be about 84 million units this year.

We project U.S. economic growth to be in the 1.5% to 2.0% range, with industry sales supported by continued improvement in the housing sector and replacement demand as a result of the older age of vehicles on the road. Fiscal policy uncertainty poses a risk as negotiations on the debt ceiling and funding government operations have now been pushed out to the first quarter of 2014. In South America, Brazil’s economy is relatively weak with below trend growth, while in Argentina and Venezuela there are escalated risks as both economies are weak with unclear economic policy direction.

In Europe, the euro area’s economic and industry conditions have begun to stabilize and are consistent with a modest recovery that could occur in the near term; the European Central Bank has committed to keep interest rates low for an extended period.

In Asia Pacific Africa, incoming economic indicators for China suggest stabilization with growth in the 7.5% range this year. Growth in India, on the other hand, is below its full potential, due partially to elevated inflation, a volatile currency, and high interest rates.

Overall, despite challenges, we expect global economic growth to continue for the remainder of the year.

Our projected vehicle production is as follows (in thousands):

	Fourth Quarter 2013 (a)
	Planned Vehicle Unit Production	Over/(Under) Fourth Quarter 2012
Ford North America	770	35
Ford South America	110	(6)
Ford Europe	335	(5)
Ford Asia Pacific Africa	380	78
Total	1,595	102
__________

(a)	Includes Ford- and JMC-brand vehicles to be produced by unconsolidated affiliates.

For the fourth quarter of 2013, we expect total Company production volume to be about 1.6 million units, an increase of 102,000 units from a year ago. This includes a reduction of 15,000 units from our prior guidance for North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following summarizes third quarter 2013 results against current planning assumptions and key metrics:

				Memo:
	2012	2013		2013 First
	Full Year	Full Year		Nine Months
	Results	Plan	Outlook	Results
Planning Assumptions
Industry Volume (a) -- U.S. (Mils.)	14.8	15.0 - 16.0	15.9	15.8
Industry Volume (a) -- Europe (Mils.)	14.0	13.0 - 14.0	13.6	13.6
Industry Volume (a) -- China (Mils.)	19.0	19.5 - 21.5	21.7	21.6

Operational Metrics
Compared with Prior Year:
- U.S. Market Share	15.2%	Higher	On Track	15.8%
- Europe Market Share (b)	7.9	About Equal	On Track	8.0
- China Market Share (c)	3.2	Higher	On Track	4.0

- Quality	Mixed	Improve	Mixed	Mixed

Financial Metrics
Compared with Prior Year:
- Total Company Pre-Tax Operating Profit (Bils.) (d)	$8.0	About Equal	Higher	$7.3
- Automotive Operating Margin (d)	5.3%	About Equal / Lower	Higher	6.2%
- Automotive Operating-Related Cash Flow (Bils.) (e)	$3.4	Higher	Substantially Higher	$5.6
__________

(a)	Includes medium and heavy trucks.

(b)	The 19 markets we track.

(c)	Includes Ford- and JMC-brand vehicles produced in China by unconsolidated affiliates.

(d)	Excludes special items; Automotive operating margin is defined as Automotive pre-tax results, excluding Other Automotive, divided by Automotive revenue.

(e)	Reconciliation to GAAP for third quarter 2013 provided in “Liquidity” above; full-year 2012 reconciliation provided in our 2012 Form 10-K Report.

We now expect full-year industry volume of about 15.9 million units in the U.S., about 13.6 million units in Europe, and about 21.7 million units in China. We project our full-year market share to improve compared with 2012 in the U.S. and China, but to be about equal to last year in Europe. We continue to expect our retail share of the retail passenger car market in Europe to improve. The outlook for quality remains mixed.

In terms of our full-year financial performance, we now expect total Company pre-tax profit to be higher than 2012, improved from our prior guidance of equal to or higher than 2012, and Automotive operating margin to be higher than 2012 rather than about equal. We continue to expect Automotive operating-related cash flow to be substantially higher than 2012, including capital spending of about $6.5 billion to support our industry-leading product refresh rates, expansion and global deployment of our portfolio, and capacity actions. This compares to our prior capital spending guidance of about $7 billion.

Turning to our segments, our full-year guidance for Ford North America remains unchanged — we continue to expect higher pre-tax profit compared with 2012 and an operating margin of about 10%.

The overall environment in South America remains uncertain, but given the performance of our business in the first nine months of 2013, we now expect Ford South America to be about breakeven to profitable for the full year. This compares to our prior guidance of about breakeven.

For the full year, we now expect Ford Europe's loss to be less than 2012. This is an improvement from our prior guidance of a loss about the same as a year ago, reflecting the progress we are making on our Europe transformation plan.

Our guidance for Ford Asia Pacific Africa is unchanged — we continue to expect it to be profitable for the full year.

Within Other Automotive, we now expect Automotive net interest expense to be at the lower end of our prior guidance of $800 million to $850 million for the full year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Turning to Ford Credit, we continue to expect its full-year pre-tax profit to be about equal to 2012. We now expect Ford Credit’s year-end managed receivables to be about $100 billion, which is within our prior range of $97 billion to $102 billion, and distributions of about $400 million, up from $200 million previously planned, reflecting a fourth quarter reduction in Ford Credit’s tax liability.

We now expect the Company’s full-year operating effective tax rate to be less than 30%, compared with 32% last year. This reflects a tax rate of about 31% for the first nine months and a fourth quarter reduction in Ford Credit’s tax liability.

Overall, 2013 is on track to be another strong year for Ford Motor Company as we continue to work toward our mid-decade outlook. Our One Ford plan continues to deliver profitable growth around the world, and we are absolutely focused on building great products, creating a stronger business, and contributing to a better world.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•
A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts);

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. See “Item 1A. Risk Factors” in our 2012 Form 10-K Report for additional discussion, as updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Pensions

Remeasurement Assumptions. As a result of the settlements associated with the U.S. salaried retiree lump-sum program, discussed in Note 10 of the Notes to the Financial Statements, we remeasured the U.S. salaried pension plan as of June 30, 2013 and September 30, 2013.

The remeasurement at September 30, 2013 reflected an increase in the discount rate for our U.S. salaried pension plan of 90 basis points from year-end 2012. As a result, the weighted average discount rate used to determine the benefit obligation for all U.S. plans at September 30, 2013 was 4.18%, and the weighted average expected long-term rate of return on assets was 7.16%.  Compared with year-end 2012, the cumulative effect of the two remeasurements resulted in a decrease to our net pension liability of about $800 million.

Sensitivity Analysis. The sensitivity analysis has not changed materially from that disclosed in our 2012 Form 10-K Report.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2013 and 2012 has not been audited by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PricewaterhouseCoopers’ reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2013 was an asset of $52 million, compared with a liability of $268 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.1 billion at September 30, 2013, compared with $2 billion at December 31, 2012.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of September 30, 2013 was an asset of $1 million, compared with a liability of $101 million as of
December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $64 million at September 30, 2013, compared with $103 million at December 31, 2012.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit’s view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2013, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $58 million over the next twelve months, compared with an increase of $77 million at December 31, 2012. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. During the third quarter of 2013, we launched the first phase of a new accounting system for warranty accruals and reserves in Europe. In subsequent periods, the remaining phases will be launched in Europe and all phases will be launched in North America and the rest of the world.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

CLASS ACTIONS

Medium/Heavy Truck Sales Procedure Class Action (as previously reported on page 26 of our 2012 Form 10-K Report). As previously reported, this action is pending in the Ohio state court system and alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. A first trial during 2011 resulted in a judgment of approximately $2 billion, which was reversed on appeal in 2012 and remanded for a new trial. The retrial in September 2013 resulted in a verdict in Ford’s favor. The plaintiffs have filed a motion for judgment notwithstanding the verdict or a new trial.
OTHER MATTERS

Apartheid Litigation (as previously reported on page 26 of our 2012 Form 10-K Report). As previously reported, we and two other prominent multinational companies are defendants in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa’s apartheid regime. The lawsuits allege that the defendant companies aided and abetted the apartheid regime and its human rights violations. These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated “multidistrict litigation” in the U.S. District Court for the Southern District of New York. The District Court dismissed the cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings. Amended complaints were filed during 2008; motions to dismiss were granted in part and denied in part, and defendants appealed. In August 2013, the U.S. Court of Appeals remanded the cases to the District Court with instructions to dismiss. The plaintiffs have filed a petition for rehearing. As requested by the U.S. Court of Appeals, we have filed a response to plaintiffs’ petition for rehearing.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2013, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2013. The plan authorizes repurchases of up to 13.3 million shares of our Common Stock. During the third quarter of 2013, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	3,916	$16.93	—	7.4 million shares
August 1, 2013 through August 31, 2013	1,640,000	16.37	1,640,000	5.8 million shares
September 1, 2013 through September 30, 2013	2,879,037	17.40	2,868,000	2.9 million shares
Total/Average	4,522,953	$17.03	4,508,000
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(chief accounting officer)

Date:	October 31, 2013

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 31, 2013, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.