Form 10-K
period 2013-12-31
FORD MOTOR CO
filed 2014-02-18
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

As of June 28, 2013, Ford had outstanding 3,865,186,521 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.47 per share), the aggregate market value of such Common Stock was $59,794,435,480.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 28, 2013 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 8, 2014 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of February 7, 2014, Ford had outstanding 3,872,970,301 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($14.97 per share), the aggregate market value of such Common Stock was $57,978,365,406.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

90

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global automotive industry leader based in Dearborn, Michigan. We manufacture or distribute automobiles across six continents. With about 181,000 employees and 65 plants worldwide, our automotive brands include Ford and Lincoln. We provide financial services through Ford Motor Credit Company.

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for the Board of Directors, Code of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted in this area of our website.  All of these documents may be accessed by going to our corporate website and clicking on “Our Company,” then “Corporate Governance,” and then “Corporate Governance Policies,” or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

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

To access our SEC reports or amendments or the Section 16 filings, go to our corporate website and click “Our Company,” then “Investor Relations,” then “Reports and SEC Filings,” and then “SEC Filings,” which links to a list of reports filed with the SEC.  Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov.

The foregoing information regarding our website and its content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

ITEM 1. Business (Continued)

OVERVIEW

Segments.  We review and present our business results in two sectors:  Automotive and Financial Services.  Within these sectors, our business is divided into reportable segments (referred to herein as “segments,” “business units,” or “regions”) based on the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

The reportable segments within our Automotive and Financial Services sectors at December 31, 2013 were as described in the table below:

Business Sector	Reportable Segments	Description
Automotive:	North America
Primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories in North America (the United States, Canada, and Mexico), together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

South America
Primarily includes the sale of Ford vehicles, service parts, and accessories in South America, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Europe
Primarily includes the sale of Ford vehicles, components, service parts, and accessories in Europe, Turkey, and Russia, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Asia Pacific Africa
Primarily includes the sale of Ford vehicles, service parts, and accessories in the Asia Pacific region and South Africa, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Financial Services:	Ford Credit	Primarily includes vehicle-related financing and leasing.
	Other Financial Services	Includes a variety of businesses, including holding companies and real estate-related activities.

In the first quarter of 2014, we plan to begin reporting as a separate segment our newly created Middle East and Africa business unit.

ITEM 1. Business (Continued)

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2013, we sold approximately 6,330,000 vehicles at wholesale throughout the world.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are marketed through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, 2013, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2013
Ford	10,707
Ford-Lincoln (combined)	880
Lincoln	185
Total	11,772

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

The worldwide automotive industry is affected significantly by general economic conditions, among other factors, over which we have little control.  This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geopolitical events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of financing and fuel).  As we recently have seen in the United States and Europe, in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

Our wholesale unit volumes vary with the level of total industry demand and our share of that industry demand.  In the short term, our wholesale unit volumes also are influenced by the level of dealer inventory.  Our share is influenced by how our products are perceived in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, fuel efficiency, functionality, and reputation.  Our share also is affected by the timing and frequency of new model introductions.  Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, affects our sales and earnings significantly.

As with other manufacturers, the profitability of our business is affected by many factors, including:

•	Wholesale unit volumes

•	Margin of profit on each vehicle sold - which in turn is affected by many factors, such as:

◦	Market factors - volume and mix of vehicles and options sold, and net pricing (reflecting, among other factors, incentive programs)

◦	Costs of components and raw materials necessary for production of vehicles

◦	Costs for customer warranty claims and additional service actions

◦	Costs for safety, emissions, and fuel economy technology and equipment

•	A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

ITEM 1. Business (Continued)

Our industry has a very competitive pricing environment, driven in part by industry excess capacity, particularly in mature markets such as North America and Europe.  The decline in the value of the yen during the past two years also has contributed significantly to competitive pressures in many of our markets. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the “Overview” section in Item 7.

Competitive Position.  The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin.  Key competitors with global presence include Fiat Chrysler Automobiles, General Motors Company, Honda Motor Company, Hyundai-Kia Automotive Group, PSA Peugeot Citroen, Renault-Nissan B.V., Suzuki Motor Corporation, Toyota Motor Corporation, and Volkswagen AG Group.

Seasonality.  We generally record the sale of a vehicle (and recognize revenue) when it is produced and shipped or delivered to our customer (i.e., the dealership).  See the “Overview” section in Item 7 for additional discussion of revenue recognition practices.

We manage our vehicle production schedule based on a number of factors, including retail sales (i.e., units sold by our dealerships to their customers at retail) and dealer stock levels (i.e., the number of units held in inventory by our dealerships for sale to their customers). Historically, we have experienced some seasonal fluctuation in the business, with production in many markets tending to be higher in the first half of the year to meet demand in the spring and summer (typically the strongest sales months of the year).

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in production of our vehicles.  These materials include base metals (e.g., steel, iron castings, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas), and plastics/resins (e.g., polypropylene).  We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs.  There always are risks and uncertainties with respect to the supply of raw materials, however, which could impact availability in sufficient quantities to meet our needs.  See the “Overview” section of Item 7 for a discussion of commodity and energy price trends, and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” (“Item 7A”) for a discussion of commodity price risks.

Backlog Orders.  We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm.  Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 24,400 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just under five and a half years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

Warranty Coverage and Additional Service Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product and the geographic location of its sale.  In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage.  Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions, including product recalls and customer satisfaction actions.

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 29 of the Notes to the Financial Statements.

ITEM 1. Business (Continued)

Industry Sales Volume

Industry sales volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe.  The following chart shows industry sales volume for the last five years for certain key markets in each region, and for the total we track within each of our North America, South America, Europe, and Asia Pacific Africa regions (in millions of units):

	Industry Sales Volume (a)
	2013	2012	2011	2010	2009
United States	15.9	14.8	13.0	11.8	10.6
Canada	1.8	1.7	1.6	1.6	1.5
Mexico	1.1	1.0	0.9	0.8	0.8
North America	18.8	17.5	15.5	14.2	12.9

Brazil	3.8	3.8	3.6	3.5	3.1
Argentina	0.9	0.8	0.8	0.7	0.5
South America (b)	5.6	5.6	5.4	5.0	4.2

Britain	2.6	2.3	2.2	2.3	2.2
Germany	3.3	3.4	3.5	3.2	4.0
Europe (c)	13.7	14.0	15.3	15.3	15.9

Turkey	0.9	0.8	0.9	0.8	0.6
Russia	2.8	3.0	2.7	2.0	1.5

China	22.2	19.0	18.5	18.2	14.0
India	3.3	3.6	3.3	3.1	2.3
Australia	1.1	1.1	1.0	1.0	0.9
South Africa	0.6	0.5	0.5	0.4	0.4
ASEAN (d)	2.8	2.8	2.0	1.9	1.3
Asia Pacific Africa (e)	35.9	32.8	30.0	30.0	23.9
______________

(a)	Throughout this Report, industry sales volume and wholesale unit volumes include sales of medium and heavy trucks.

(b)
South America industry sales volume and market share are based, in part, on estimated vehicle registrations for the six markets we track in the region (i.e., Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).

(c)
Europe industry sales volume and market share are based, in part, on estimated vehicle registrations for the 19 markets we track (i.e., Austria, Belgium, Britain, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Sweden, and Switzerland); sales of Ford brand vehicles in Turkey and Russia by our unconsolidated affiliates Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”) and Ford Sollers Netherlands B.V. (“FordSollers”), respectively, contribute to Europe's wholesale unit volumes, but are not reflected in industry sales volume or market share for the region.

(d)	ASEAN includes Indonesia, Philippines, Thailand, and Vietnam.

(e)
Asia Pacific Africa industry sales volume and market share are based, in part, on estimated vehicle sales for the 11 markets we track (i.e., Australia, China, Japan, India, Indonesia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

ITEM 1. Business (Continued)

North America

The following tables show our wholesales and share by market in North America:

	Wholesales (a) (b)
	(in thousands)
	2013	2012	2011	2010	2009
United States	2,608	2,302	2,224	1,947	1,563
Canada	283	281	273	278	223
Mexico	91	83	88	88	80
North America	3,088	2,784	2,686	2,413	1,927
______________
(a) Throughout this Report, wholesale unit volumes include all Ford badged units (whether produced by Ford or by an unconsolidated affiliate), units manufactured by Ford that are sold to other manufacturers and units distributed for other manufacturers, and JMC brand vehicles produced by our unconsolidated Chinese joint venture Jiangling Motors Corporation, Ltd. (“JMC”). Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, and JMC brand vehicles produced by our unconsolidated affiliate) are not included in our revenue. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), are included in wholesale unit volumes.

(b)	Throughout this Report, regional wholesale unit volumes generally include direct exports to dealerships in export markets outside the region.

	Market Share (a)
	2013	2012	2011	2010	2009
United States	15.7%	15.2%	16.5%	16.4%	15.3%
Canada	15.9	16.1	17.1	16.9	15.2
Mexico	8.0	8.2	9.4	10.5	11.8
______________
(a) Throughout this Report, market share represents reported retail sales of our brands as a percent of total industry sales volume in the relevant market or region (as opposed to wholesale unit volumes reflecting sales directly by us to our customers, generally our dealers).

United States. The competitive environment in the United States remains intense. In 2013, our market share was up 0.5 percentage points to 15.7% of the industry. Many of the import brand automakers have plans to increase production capacity in North America in the near-term, as competitive pressures mount.

The small car segment has increased its share from 14% in 2004 to approximately 20% in 2013. We expect small cars to plateau, with a slower rate of growth going forward. Overall, small cars were up 5% in 2013, relative to an industry that was up 7%.

The mid-size car segment grew at just 1% in 2013, relative to an industry that was up 7%. The mid-size car segment represented about 16% of the overall industry. The segment has been stable over the past decade, with the segment ranging from a low of 14% to a high of 17% of the industry. The all-new Fusion was a success for us in 2013 as we sold 295,280 vehicles, with sales increasing 22% compared with 2012.

The small car-based utility segment grew 16% in 2013, more than twice the rate of the overall industry. The small utility segment now represents 14% of the U.S. auto industry, its highest percent of industry ever. We expect the small utility segment will continue to grow and out-pace the overall industry for a number of years. This is due to the appeal of the segment with the growing number of baby-boomers crossing into empty nester status. Our Escape small utility produced another record sales year in 2013, with 295,993 vehicles sold—a 13 percent increase over 2012. In 2013, Ford was the number-one selling brand of utilities in America for the third straight year.

The full-size pickup segment represented 12% of the overall industry in 2013, an increase from 11.5% in 2012. Given continued improvements in new home construction and the overall average age of the truck fleet of approximately 11 years, we believe the segment can continue to support growth in the short to medium-term. Our F-Series sales totaled 763,402 vehicles in 2013. This represents an 18% increase over 2012 and our 37th year as America’s best-selling pickup and our 32nd straight year as America’s best-selling vehicle (car, truck, or utility). F-Series market share was 40% of the full-size pickup segment in 2013, which represented our best share of the segment since 2000.

Our strong U.S. vehicle sales in 2013 reflected our balanced portfolio of fuel-efficient vehicles, as our passenger cars, utilities, and trucks each reported gains last year. Cars were up 10%, utilities posted a 9% gain, and trucks expanded 13%. Retail sales across the country were up 14% in 2013. Our strongest retail sales growth is coming from areas where historically our sales have been lower relative to our traditionally strong Great Lakes and Central regions of the country.

ITEM 1. Business (Continued)

We posted our strongest retail sales growth of 21% year-over-year in the West, and had retail sales growth of 17% in the South East.

Fleet sales include sales to commercial fleet customers, daily rental car companies, and governments. In 2013, fleet sales were 28% of our total sales, compared with 30% in 2012. The majority of the fleet sales were with commercial and government customers, which are more profitable than daily rentals. In 2013, our daily rental sales were 11% of total sales, down from 12% in 2012.

Canada. Industry sales volume in Canada grew 4% in 2013.  Within that total, car sales decreased by 1.7 percentage points to 44% of overall industry sales volume, utilities increased by 1.3 percentage points to 35% of overall industry sales volume, and truck sales increased by 0.4 percentage points to 21% of industry sales volume.  Our sales performance in the market earned Ford the sales leadership title in Canada for the fourth year in a row.  In 2013, Ford earned segment leadership with Fusion, Mustang, Escape, Explorer, F-150, and Super Duty.  F-Series maintained truck leadership for the 48th straight year, achieving record sales of more than 122,000 units.

Mexico. Industry sales volume in Mexico grew 7% during 2013. The favorable sales performance of our Ikon and Fiesta in the B-car segment, along with favorable performance of the EcoSport and Escape, impacted our market share. The main contributors to market share decline were the discontinuation of Courier and delays in the introduction of the Ranger.

South America

We track industry sales and market share for six markets in South America—Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela. Brazil and Argentina are our highest-volume South American markets. In particular, Brazil’s economy and demographics, with growing per capita income, low vehicle ownership rates, and a young population, have allowed its automotive market to more than double since 2002. These favorable factors are expected to continue to contribute to growth in vehicle sales in Brazil. The following tables show our wholesales and market share in the largest markets and in total:

	Wholesales
	(in thousands)
	2013	2012	2011	2010	2009
Brazil	364	336	346	358	336
Argentina	118	107	105	85	66
South America	538	498	506	489	443

	Market Share
	2013	2012	2011	2010	2009
Brazil	9.4%	9.1%	9.5%	10.4%	10.3%
Argentina	12.6	12.3	12.9	12.4	13.3
South America	9.3	9.0	9.3	9.8	10.2

The competition in Brazil continues to intensify, as a number of automotive manufacturers bring substantial capacity increases to the market. The intensifying competitive environment is putting pressure on industry net pricing. In 2013, we continued to leverage our One Ford plan by introducing global products (e.g., Focus), with additional global products to come that will continue to benefit us in this market. The competitive environment and a volatile economic outlook with new trade barriers and currency risks across the region, especially in Venezuela and Argentina, may limit our growth in certain countries.

Europe

The automotive industry in Europe is intensely competitive, and expected to intensify further as Japanese and Korean manufacturers increase production capacity in the region and manufacturers of premium brands (e.g., BMW, Mercedes-Benz and Audi) continue to broaden product offerings. The nearly two percent decline in industry sales volume for the traditional 19 markets we tracked in Europe in 2013 compared with 2012 largely reflects the impact of the Eurozone crisis, which largely affected the first half of 2013 and showed recovery in the second half of the year.

ITEM 1. Business (Continued)

The following tables show our wholesales and market share in Europe:

	Wholesales (a)
	(in thousands)
	2013	2012	2011	2010	2009
Europe	1,360	1,353	1,602	1,573	1,568
______________
(a) Includes wholesales in Turkey and Russia from our unconsolidated affiliates Ford Otosan and FordSollers.

	Market Share
	2013	2012	2011	2010	2009
Europe	7.8%	7.9%	8.3%	8.4%	9.1%

In 2013, Ford was again the second best-selling car brand in the traditional 19 markets we tracked in Europe. Our continued market strength reflects the strong momentum of our new or refreshed vehicles, including the B-MAX, Fiesta, Kuga, Tourneo Custom, and Transit Custom.

Within the 19 markets, Britain and Germany are our highest-volume markets. Any change in the British or German market has a significant effect on the results of Europe. The following tables show our wholesales and market share for Britain and Germany (which are included within the traditional 19 markets data above):

	Wholesales
	(in thousands)
	2013	2012	2011	2010	2009
Britain	379	337	342	341	354
Germany	227	208	250	216	286

	Market Share
	2013	2012	2011	2010	2009
Britain	14.7%	14.9%	15.0%	15.0%	16.7%
Germany	6.9	6.8	7.4	6.9	7.6

Britain. Industry in Britain began to decline in 2008 with the global financial crisis, and between 2009 and 2012 remained in the 2.2 million–2.3 million unit range (compared with 2.8 million units in 2007). In 2013, industry sales volume, at 2.6 million, increased 11% compared with 2012, reflecting a higher demand from private customers. The retail channel industry increased 16% in 2013 compared with 2012. Our market share decreased slightly in 2013 compared with 2012, reflecting our reduced participation in low-margin business such as daily rental and demonstration vehicles. We continued to be the market share leader in Britain for total, passenger, and commercial vehicles.

Germany. With 3.3 million new vehicle registrations in 2013, Germany’s industry sales volume declined 4% compared with the prior year, reflecting declines in both retail and fleet industry—retail industry decreased 5% and fleet 6%. Germany remains the largest vehicle market in the European Union. Despite our reduced participation in low-margin business such as daily rental and demonstration vehicles, our market share in 2013 increased compared with 2012, driven by a strong share of the retail segment and growth in commercial vehicles.

The following tables show our wholesales and market share for Turkey and Russia:

	Wholesales
	(in thousands)
	2013	2012	2011	2010	2009
Turkey	114	108	140	130	79
Russia	105	134	124	93	74

	Market Share
	2013	2012	2011	2010	2009
Turkey	12.8%	13.8%	15.8%	15.8%	15.1%
Russia	3.8	4.3	4.3	4.6	5.5

ITEM 1. Business (Continued)

Turkey. Industry growth slowed in 2008 as a result of the global financial crisis. Beginning in 2009, industry vehicle sales accelerated due to government incentives put in place, with significant continuous increase in 2010 and 2011. In 2012, industry decreased by about 10% compared with the prior year, driven by increased taxes. Industry in 2013, at 0.9 million units, increased 9% compared with the prior year reflecting the availability of favorable automotive financing and a competitive pricing environment that more than offset the Euro/Turkish Lira exchange increase. Our market share declined compared with prior year reflecting competitive market pressures and a segment shift from commercial vehicles to cars, although Ford remains the leading automotive company for the 12th consecutive year.

Russia. Following a 50% contraction in 2009 as a result of the impact of the global financial crisis reaching Russia, industry sales volume has returned almost to pre-crisis levels, with industry sales volume of 2.8 million units in 2013. Russia is the second-largest market for vehicle sales in Europe, and is expected to become the largest over the next several years. Our market share decline was largely driven by industry growth in SUV segments, where we are not yet fully participating and capacity constraints that prevented us from following the growth.

Asia Pacific Africa

Asia Pacific Africa industry sales and market share data reflect our 11 major markets in the region. Of the markets we track in this region, ASEAN, Australia, China, India, and South Africa are our principal markets.

Small cars account for 57% of Asia Pacific Africa industry sales volume, and are anticipated to continue to benefit from government policy. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region, particularly around small, ultra-affordable passenger cars. The highly successful launches of our all-new Kuga and EcoSport small utilities in 2013 once again demonstrate our ability to successfully compete in key growth segments in the region. The following tables show our wholesales and market share for key markets and in total:

	Wholesales
	(in thousands)
	2013	2012	2011	2010	2009
China	936	627	519	483	345
India	80	87	96	84	30
Australia	85	94	83	104	92
South Africa	68	49	49	45	38
ASEAN	85	95	74	51	38
Asia Pacific Africa	1,344	1,033	901	838	604

	Market Share
	2013	2012	2011	2010	2009
China	4.1%	3.2%	2.7%	2.5%	2.5%
India	2.5	2.4	2.9	2.6	1.3
Australia	7.7	8.1	9.0	9.2	10.3
South Africa	10.3	7.8	8.4	7.7	7.6
ASEAN	2.9	2.8	3.2	1.9	2.2
Asia Pacific Africa	3.5	2.8	2.8	2.5	2.3
______________
(a) Market share data include Ford and local-brand vehicles produced by our unconsolidated affiliates, including our Chinese joint venture JMC.

China and India are burgeoning markets that are expected to continue to experience rapid and substantial growth in the next ten years, driving new economic growth in the region. Accordingly, we have increased and are planning to increase further our dealer networks and manufacturing capacity in the region. We and our unconsolidated joint venture affiliates opened two new plants in the region in 2013, and currently are building six additional plants in the region—four in China and two in India—all as part of our plan to reach production capacity of 2.7 million vehicles by mid-decade. These new state-of-the-art highly-flexible manufacturing facilities will help us reach the goal of increasing worldwide sales to about 8 million vehicles per year by mid-decade.

ITEM 1. Business (Continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Our wholly-owned subsidiary Ford Motor Credit Company LLC (“Ford Credit”) offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit earns its revenue primarily from:

•	Payments made under retail installment sale and lease contracts that it originates and purchases, which includes interest rate supplements and other support payments from us and our subsidiaries; and

•	Payments made under dealer financing programs.

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and leases which it classifies into two portfolios— “consumer” and “non-consumer.”  Finance receivables and leases in the consumer portfolio relate to products offered to individuals and to businesses that finance the acquisition of vehicles from dealers for personal and commercial use.  The financing products include retail installment sale contracts for new and used vehicles, and leases for new vehicles to retail customers, government entities, daily rental car companies, and fleet customers. Finance receivables in the non-consumer portfolio relate primarily to products offered to automotive dealers, including loans to finance the purchase of vehicle inventory (i.e., wholesale financing), for improvements to dealership facilities, for working capital, for the purchase of dealership real estate, and for other dealer vehicle program financing.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies.

Ford Credit does business in the United States and Canada through business centers. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operation is managed through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”). Within Europe, FCE’s largest markets are the United Kingdom and Germany. Approximately 65% of FCE’s finance receivables and operating leases are from FCE’s customers and Ford dealers in the United Kingdom and Germany; approximately 18% are from FCE’s customers and Ford dealers in Italy, France, and Spain; and approximately 1% are from FCE’s customers and Ford dealers in Greece, Ireland, and Portugal. FCE also provides financing to dealerships in countries where typically we have no established local presence.

Ford Credit’s financing shares of new Ford and Lincoln vehicles sold by dealers in the United States and new Ford vehicles sold by dealers in Europe, as well as its wholesale financing shares of new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe were:

United States	Years Ended December 31,
Financing share	2013	2012	2011
Retail installment and lease	40%	38%	36%
Wholesale	77	78	80
Europe
Financing share
Retail installment and lease	34%	32%	29%
Wholesale	98	98	99

See Item 7 and Notes 6, 7, and 8 of the Notes to the Financial Statements for a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for discussion of how Ford Credit manages its financial market risks.

We routinely sponsor special retail and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit.  In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract. These programs increase Ford Credit’s financing volume and share of financing sales of our vehicles.  See Note 2 of the Notes to the Financial Statements for information about our accounting for these programs.

In November 2008, we entered into an Amended and Restated Support Agreement with Ford Credit, pursuant to which, if its managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  No capital contributions have been made pursuant to this agreement.  In addition, Ford Credit has an agreement to maintain FCE’s net worth in excess of $500 million; no payments have been made pursuant to that agreement.

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

Vehicle Emissions Control

U.S. Requirements - Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. The current (“Tier 2”) emissions regulations promulgated by the U.S. Environmental Protection Agency (“EPA”) set standards for cars and light trucks. Tier 2 emissions standards also establish durability requirements for emissions components to 120,000 miles or 150,000 miles (depending on the specific standards to which the vehicle is certified). In 2013, the EPA proposed new “Tier 3” regulations that contain more stringent motor vehicle emissions standards for future model years, as well as more stringent fuel quality standards. The Tier 3 regulations are expected to be finalized in 2014. There is some concern that EPA may promulgate the Tier 3 vehicle emissions standards without finalizing the accompanying fuel quality standards. This would impose additional compliance risks on the auto industry, since high-quality fuels are necessary to enable automobiles to meet increasingly stringent emissions standards.

In 2011, EPA issued waivers under the Clean Air Act allowing the distribution and sale of gasoline containing 15% ethanol (“E15” fuel) for use in 2001 model year and later gasoline-powered vehicles. Virtually all of the vehicles affected by the waivers were designed to accommodate gasoline containing a maximum ethanol content of 10%. There are concerns that extensive use of E15 in these past model-year vehicles may lead to fuel system problems and other issues. Various petitioners, including the automotive industry, sought judicial review of the EPA waivers, but the federal courts have allowed the waivers to stand. As a result, Ford and other automotive manufacturers may face increased warranty claims and customer complaints, as well as the possibility of consumer litigation, due to the introduction of E15 into the market.

U.S. Requirements - California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may seek a waiver from EPA to establish unique vehicle emissions control standards; each new or modified proposal requires a new waiver of preemption from EPA.  California has received a waiver from EPA to establish its own unique emissions control standards for certain regulated pollutants.  New vehicles and engines sold in California must be certified to CARB’s low-emission vehicle (“LEV II”) emissions standards. CARB’s new “LEV III” program takes effect with the 2015 model year and includes more stringent tailpipe and evaporative emissions requirements for light and medium duty vehicles The Clean Air Act also permits other states that do not meet National Ambient Air Quality Standards to adopt California’s motor vehicle emissions standards. In addition to California, thirteen states, primarily located in the Northeast and Northwest, have adopted the California standards for current and/or future model years. The adoption of California standards by other states presents planning and distribution challenges for manufacturers, because of the need to manage fleet average emissions standards on a state-by-state basis.

The California program includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”) that emit no regulated pollutants. The current ZEV regulations mandate substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles, particularly for the 2018 - 2025 model years. By the 2025 model year, approximately 15% of a manufacturer’s total California sales volume will need to be made up of such vehicles. Compliance with the 2018 - 2025 model year ZEV rules could have a substantial adverse effect on our sales volumes and profits. We are concerned that the market and infrastructure in California may not support the large volumes of advanced-technology vehicles that manufacturers will be required to produce. We also are concerned about enforcement of the ZEV mandate in other states that have adopted California’s ZEV program, where the existence of a market for such vehicles is even less certain. CARB conducts periodic reviews of its upcoming ZEV requirements, taking into account factors such as technology developments and market acceptance. Ford and the industry will be active participants in such reviews, with the goal of ensuring that ZEV requirements are feasible and not excessively burdensome.

ITEM 1. Business (Continued)

European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new “Stage V” emissions standards took effect for vehicle registrations starting in January 2011; Stage VI requirements will apply from September 2014, with a second phase beginning in September 2017.  Stage V particulate standards drove the deployment of particulate filters across diesels, and Stage VI further tightens the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust after-treatment, which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles. The additional requirements for the second phase of Stage VI will further increase stringency of particle emissions for direct injection gasoline vehicles, and apply more demanding on-board diagnostic thresholds for all vehicles. There are some additional test procedures still in development for application as part of the second phase of Stage VI.

Vehicles equipped with selective catalytic reduction (“SCR”) systems require a driver inducement and warning system for maintenance or repair.  The Stage V/VI emission legislation also mandated internet provision of all repair information (not just emissions-related), and provision of information to diagnostic tool manufacturers.

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China plans to adopt the most recent European standards, to be implemented starting from 2013 in large cities. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Although these countries have adopted regulations based UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for these markets.  Canadian criteria emissions regulations are aligned with U.S. Tier 2 requirements discussed above; a new examination of mobile source emissions has commenced, and it is expected that any new regulation will align standards with the current U.S. regulations.

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

In South America, Brazil, Argentina, and Chile have introduced more stringent emissions standards.  Brazil approved European Stage V emissions and on-board diagnostic standards for heavy trucks starting in 2012; more stringent light vehicle limits come into effect starting in 2012.  Argentina also will apply Stage V standards beginning in 2015 (for new vehicle homologations) and 2017 (for new vehicle registrations). Chile approved a plan to introduce more stringent emission standards (i.e., European Stage IV and V or corresponding U.S. emissions standards) nationwide for light and medium duty vehicles, and progressive alignment with the Metropolitan Region (i.e., the capital city Santiago and surrounding area) by September 2014. Heavy duty vehicles will be required to meet Stage V (or corresponding U.S. emissions standards) by October 2014.

Vehicle Fuel Economy

In addition to our own push for class-leading fuel efficiency for our vehicle lines, we also face ever-increasing expectations from regulators, public interest groups, and consumers for improvements in motor vehicle fuel economy, for a variety of reasons including energy security and reduced GHG emissions. Our ability to comply with a given set of fuel economy standards (including GHG emissions standards, which are functionally equivalent to fuel economy standards), and the impact of such standards on our financial results, depends on a variety of factors, including:  1) prevailing economic conditions, including fluctuations in fuel prices; 2) alignment of standards with actual consumer demand for vehicles; and 3) adequate lead time to make necessary product changes.  If consumers demand vehicles that are relatively large and/or high-performance, while regulatory standards require production of vehicles that are smaller and/or more economical, the mismatch of supply and demand would have an adverse effect on both regulatory compliance and our profitability.  Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average GHG emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the necessary technology can be developed).

ITEM 1. Business (Continued)

U.S. Requirements - Light Duty Vehicles.  Federal law requires that light duty vehicles meet minimum corporate average fuel economy (“CAFE”) standards set by the National Highway Traffic Safety Administration (“NHTSA”).  A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer’s fleet of domestic passenger cars, imported passenger cars, and light trucks, respectively.

A 2007 U.S. Supreme Court decision paved the way for EPA to regulate motor vehicle GHG emissions under the Clean Air Act. In 2010, EPA and NHTSA jointly promulgated regulations establishing the “One National Program” of CAFE and GHG regulations for light duty vehicles for the 2012–2016 model years. The 2012–2016 federal GHG and fuel economy standards require new light duty vehicles to ramp up to an industry average fuel economy of approximately 35.5 miles per gallon (“mpg”) by the 2016 model year, which amounts to the steepest rate of increase in fuel economy standards since the inception of the CAFE program.  We believe that we will be able to comply with the harmonized federal CAFE/GHG standards for the 2012–2016 model years, as a result of aggressive actions to improve fuel economy that we built into our cycle plan, and through a variety of flexible compliance mechanisms.  The 2012–2016 model year One National Program rules currently are being challenged in federal court by entities concerned about the ramifications of these rules on stationary source regulation. The automotive industry has intervened in the litigation with the goal of preventing adverse changes to the existing One National Program regulations.

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

EPA’s 2022 - 2025 GHG standards are final rules; in contrast, NHTSA’s 2022–2025 CAFE standards are conditional because, by statute, NHTSA may only set CAFE standards for up to five model years at a time. Each manufacturer’s specific task depends on the mix of vehicles it sells. The rules provide for a midterm evaluation process under which, by 2018, EPA will re-evaluate its standards for model years 2022–2025 in order to ensure that those standards are feasible and optimal in light of intervening events. In parallel, NHTSA will undertake a process to promulgate final CAFE standards for those model years. As with the 2012–2016 rules, the 2017–2025 rules have been challenged in federal court by entities whose primary concern appears to be the ramifications of the vehicle rules on stationary source regulation. The automotive industry has intervened in the litigation with the goal of avoiding adverse changes to the One National Program rules.

The One National Program standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to demand highly fuel-efficient vehicles in large numbers. We are particularly concerned about the feasibility of the 2022–2025 model year GHG and CAFE standards. Ford’s ability to comply with the 2022–2025 model year standards remains unclear because of the many unknowns regarding technology development, market conditions, and other factors so far into the future. We intend to be an active participant in the midterm evaluation process for these standards. If the agencies seek to impose and enforce extreme fuel economy or GHG standards in spite of unfavorable market conditions or inadequate technology development, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits. Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as high-performance cars, utilities, and/or full-size light trucks, in order to maintain compliance.

Certain states in the United States have asserted the right to regulate motor vehicle GHG emissions. In 2004, California promulgated state-specific motor vehicle GHG standards, and a number of other states later adopted California’s rules. With the adoption of the federal One National Program standards discussed above, California and the other states modified their rules to provide that compliance with the federal program satisfies compliance with the state requirements for the 2012–2025 model years. This enabled the auto industry to avoid a patchwork of potentially conflicting federal and state GHG standards. Should California and other states ever renew their efforts to enforce state-specific motor vehicle GHG rules, this would impose significant costs on automotive manufacturers. Among other concerns, compliance with state-specific motor vehicle GHG regulations would add significant complexity to our production and distribution processes because of the need to micromanage the mix of vehicles sold in individual states. In contrast, the One National Program regulations allow us to determine compliance based on nationwide sales, eliminating the need to account for state-to-state sales variability.

ITEM 1. Business (Continued)

U.S. Requirements - Heavy Duty Vehicles. In 2011, EPA and NHTSA promulgated final regulations imposing, for the first time, GHG and fuel economy standards on heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. These standards will be challenging, but we believe we will be able to comply. EPA and NHTSA are expected to issue a new round of standards for these vehicles covering the 2019 model year and beyond; as the standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks. The 2014–2018 heavy duty GHG rules are being challenged in federal court by entities other than truck and engine manufacturers. Remand or rejection by the court could have a substantial adverse impact on our future production and sale of heavy duty vehicles, depending on the court’s specific order and agencies’ response.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 which limits the industry fleet average to a maximum of 130 grams per kilometer (“g/km”), using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions (“eco-innovations”), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets, with fees ranging from €5 to €95 per vehicle per g/km shortfall in the years 2012–2018, and €95 per g/km shortfall beginning in 2019. Manufacturers will be permitted to use a pooling agreement between wholly-owned brands to share the burden. Further pooling agreements between different manufacturers also are possible, although it is not clear that these will be of much practical benefit under the regulations. Starting in 2020, an industry target of 95 g/km has been set. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland has introduced similar rules, which began phasing-in starting in July 2012 with the same targets (which likely also will include a 2020 target of 95 g/km), although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impact our average fleet performance.

In separate legislation, “complementary measures” have been mandated (for example, tire-related and gearshift indicator requirements), and more mandates are expected.  These include requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament have approved a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in from 2014–2017), and 147 g/km in 2020; it is likely that other European countries, like Switzerland, will implement similar rules but under even more difficult conditions. This regulation also provides different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for so-called “multi-stage vehicles” (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, “super-credits” for vehicles below 50 g/km, and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions.  The EU CO2 requirements are likely to trigger further measures. To limit GHG emissions, the EU directive on mobile air conditioning currently requires the replacement of the current refrigerant with a lower “global warming potential” refrigerant for new vehicle types, and for all newly registered vehicles starting in January 2017. A refrigerant change adds considerable costs along the whole value chain.

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for the 2012–2016 model years.  The Canadian federal government now has published a draft regulation for light duty vehicles which maintains alignment with U.S. EPA vehicle GHG standards for the 2017–2025 model years. The final regulation for 2014–2018 heavy duty vehicles was published in February 2013. In December 2009, Quebec also enacted province-specific regulations setting fleet average GHG standards for the 2010–2016 model years effective January 2010.  Now that the Canadian federal regulation is in place, the Quebec government has amended the Quebec regulation to recognize equivalency with the federal standards; reporting of Quebec fleet performance still is required.

Mexico also is in the process of adopting fuel economy/CO2 standards based on the U.S. One National Program framework, to take effect in 2014.

ITEM 1. Business (Continued)

Many Asia Pacific countries (such as Australia, China, Japan, India, South Korea, Taiwan, and Vietnam) are also developing or enforcing fuel efficiency or labeling targets. For example, Japan has fuel efficiency targets for 2015 and is preparing to promulgate more stringent 2020 targets, with incentives for early adoption. China has been developing Stage III and Stage IV fuel economy targets for implementation for 2012–2015 and 2016–2020, respectively. All of these fuel efficiency targets will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for light duty vehicles with a spark ignition engine. Brazil also published a new automotive regime which requires participation in the fuel economy labeling program. It establishes a minimum absolute CAFE value as a function of Fleet Corporate Average Mass for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction for customers. Additional tax reductions are available if further fuel efficiency improvements are achieved. A severe penalty system will apply to qualified manufacturers failing to meet fuel efficiency requirement for the 2013–2017 sales period. Chile introduced requirements for fuel consumption and CO2 emissions levels of light duty vehicles to be posted at sales locations and in owner manuals beginning in February 2013. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Other National Requirements.  The EU and many countries around the world have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced UN-ECE regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  These technologies have been implemented in Europe with final regulation and implementing measures having become available in late 2011. Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New recall requirements in Asia Pacific Africa also may add substantial costs and complexity to our global recall practice. In South America, stringent safety requirements are being introduced or proposed in Ecuador and Uruguay, influenced by Latin NCAP, which may be a driver for similar actions in other countries.

ITEM 1. Business (Continued)

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Automotive
North America	84	80
South America	18	17
Europe	50	46
Asia Pacific Africa	23	22
Financial Services
Ford Credit	6	6
Total	181	171

The year-over-year increase in employment primarily reflects consolidation of Ford Romania in Europe, hiring in North America, Asia Pacific Africa, and South America to support product-led growth initiatives, and hiring in North America and South America to support increased vehicle production.

Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements.  In the United States, approximately 99% of these unionized hourly employees in our Automotive sector are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”).  Approximately 1.5% of our U.S. salaried employees are represented by unions.  Most hourly employees and many non-management salaried employees at our operations outside of the United States also are represented by unions.

In 2011, we entered into a four-year collective bargaining agreement with the UAW. The agreement covers approximately 46,000 employees, and maintains our progress on improving competitiveness in the United States. Excluding profit-sharing, compensation-related terms—including lump-sum payments (in lieu of general wage increases and cost of living increases) and continuation of an entry-level wage structure—are expected to increase U.S. hourly labor costs by less than 1% annually over the four-year contract period (based on a constant employment level). This increase has been offset by more flexible work rules that have increased manufacturing utilization and efficiency.

In 2012, we negotiated collective bargaining agreements with labor unions in Argentina, Australia, Brazil, Britain, Canada, France, Germany, Mexico, Romania, Taiwan, and Turkey.

In 2013, we negotiated collective bargaining agreements (covering wages, benefits and/or other employment provisions) with labor unions in Argentina, Brazil, France, Germany, Mexico, New Zealand, Russia, South Africa, Spain, Taiwan, Thailand, United Kingdom, and Venezuela.

In 2014, we will negotiate collective bargaining agreements (covering wages, benefits and/or other employment provisions) with labor unions in Argentina, Brazil, France, Germany, Italy, Mexico, and Thailand.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  Engineering, research, and development expenses for 2013, 2012, and 2011 were $6.4 billion, $5.5 billion, and $5.3 billion, respectively.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors.  In the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on both Ford and the automotive industry generally. These economic conditions dramatically reduced automotive industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world. U.S. automotive industry sales volume declined from 16.5 million units in 2007 to 13.5 million units in 2008 and 10.6 million units in 2009, before rebounding to 15.9 million units in 2013. For the 19 markets we tracked in Europe, automotive industry sales volume declined steadily from 18 million units in 2007 to 13.8 million units in 2013.

Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability. If industry vehicle sales were to decline to levels significantly below our planning assumption, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors, our financial condition and results of operations would be substantially adversely affected. For discussion of economic trends, see the “Overview” section of Item 7.

Decline in Ford’s market share or failure to achieve growth. To maintain competitive economies of scale and grow our global market share, we must grow our market share in fast-growing newly-developed and emerging markets, particularly in our Asia Pacific region and our Middle East and Africa region, as well as maintain or grow market share in mature markets. Our market share in certain growing markets, such as China, is lower than it is in our mature markets. A significant decline in our market share in mature markets or failure to achieve growth in newly-developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors, could have a substantial adverse effect on our financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford’s new or existing products. Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside our control affect the success of new or existing products in the marketplace. Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond our current planning assumption could result in an immediate and substantial adverse impact on our financial condition and results of operations. For example, when gasoline prices in the United States spiked to more than $4.00 per gallon in 2008 and the construction industry suddenly slowed, consumer preferences quickly and dramatically shifted away from larger, more profitable vehicles and into smaller vehicles. We estimate that shifting consumer preferences across all vehicle segments adversely impacted our Automotive operating pre-tax earnings and cash flow in 2008 by about $1.3 billion. Although we now have a more balanced portfolio of small, medium, and large cars, utilities, and trucks that generally are more fuel efficient and contribute higher margins than in 2008, as well as a lower cost structure, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than our current planning assumption - whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons - still could have a substantial adverse effect on our financial condition and results of operations.

An increase in or continued volatility of fuel prices, or reduced availability of fuel. An increase in fuel prices, continued price volatility, or reduced availability of fuel, particularly in the United States, could result in weakening of demand for relatively more-profitable large cars, utilities, and trucks, while increasing demand for relatively less-profitable small vehicles. Continuation or acceleration of such a trend beyond our current planning assumption, or volatility in demand across segments, could have a substantial adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2014 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 23 million units in 2013. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. These risks affect our Automotive and Financial Services sectors. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if foreseeable. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on our financial condition and results of operations. See “Overview” to Item 7 and Item 7A for additional discussion of currency, commodity price, and interest rate risks.

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

Although confidence is improving, residual concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency (“euro area countries”) and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. Such a scenario—or the perception that such a development is imminent—could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

While the U.S. federal government budget deficit has fallen since 2010, there is risk associated with the high level of federal government debt and the sustainability of the nation’s budget. Further government action will be necessary to put the federal government budget on a stable and sustainable path. The potential for disruptions associated with an unsustainable federal budget is a risk to both consumers and businesses.

In addition, we have operations in various markets with volatile economic or political environments and are pursuing growth opportunities in a number of newly-developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations.

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

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress due to reduced production volumes during the economic downturn in 2008–2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on our financial condition and results of operations.

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

Labor or other constraints on Ford’s ability to maintain competitive cost structure. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. We negotiated a four-year agreement with the UAW in 2011, and a four-year agreement with the Canadian Auto Workers Union in 2012.  Although we have negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of employment security, subject to certain conditions. As a practical matter, these agreements may restrict our ability to close plants and divest businesses. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities.

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. We have defined benefit retirement plans in the United States that cover our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). See Note 14 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us that are not fully funded and will require additional cash contributions, which could impair our liquidity.

Item 1A. Risk Factors (Continued)

Our qualified U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under Title IV of ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances or upon the occurrence of certain events to terminate a qualified underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. Although we believe it is unlikely that the PBGC would terminate any of our plans, in the event that our qualified U.S. pension plans were terminated at a time when the liabilities of the plans exceeded the assets of the plans we would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

If our cash flows and capital resources were insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance our indebtedness.

Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns). The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For discussion of our assumptions, see “Critical Accounting Estimates” in Item 7 and Note 14 of the Notes to the Financial Statements.

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2013 we had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, we renewed for an additional three-year period our tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. Our shareholders approved the renewal at our annual meeting in May 2013.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to our vehicles could increase the risk of defects or customer dissatisfaction. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Furthermore, launch delays or recall actions also could adversely affect our reputation or market acceptance of our products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products.”

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

Item 1A. Risk Factors (Continued)

In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce, thereby reducing their GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given timeframe, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” (“Item 1”) above. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales.

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

A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts). We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract, which could have a substantial adverse effect on our financial condition or results of operations.

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of our manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations has been impacted favorably by government incentives to a substantial extent as we have increased our investment and manufacturing presence in Brazil, and we expect this favorable impact to continue for the next several years. In Brazil, the federal government has levied assessments against us concerning our calculation of federal incentives we received, and certain states have challenged the grant to us of tax incentives by the state of Bahia, including a constitutional challenge of state incentives that is pending in Brazil’s Supreme Court. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition and results of operations. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and “Item 3. Legal Proceedings” for discussion of tax proceedings in Brazil.

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

Item 1A. Risk Factors (Continued)

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier. We are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of our facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious outsiders using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses. An incident might not be detected in time to prevent a breach of these systems. Such incident could harm our reputation and subject us to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under our Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended (“Credit Agreement”), we are able to borrow, repay, and then re-borrow up to $10.7 billion until the facilities thereunder terminate in 2017. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see “Liquidity and Capital Resources” in Item 7 and Note 15 of the Notes to the Financial Statements.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on its credit ratings or its perceived creditworthiness. Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s profitability if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. This process drives greater competition based on financing rates. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers. Competition from such institutions with lower borrowing costs may increase, which could adversely affect Ford Credit’s profitability and the volume of its business.

Item 1A. Risk Factors (Continued)

New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act (“Act”) in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer finance protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing.

In addition, the Act provides that a non-bank financial company could be designated a “systemically important financial institution” by the Financial Stability Oversight Council and thus be subject to supervision by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a non-bank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank—such as the ability to offer Federal Deposit Insurance Corporation (“FDIC”) insured deposits.

The Act also creates an alternative liquidation framework under which the FDIC may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC’s powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit’s funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act’s alternative liquidation framework.

In some countries outside the United States, some of Ford Credit’s subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Compliance with these laws and regulations imposes additional costs on Ford Credit and affects the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit’s profitability.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and engineering centers.

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. About half of our distribution centers are leased (we own approximately 55% of the total square footage, and lease the balance). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 99% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

As of December 31, 2013, our Automotive segments used eight regional engineering, research, and development centers, and 65 manufacturing plants as shown in the table below:

Segment	Plants
North America (a)	32
South America	8
Europe (b)	13
Asia Pacific Africa	12
Total (c)	65
____________

(a)
Includes one plant owned by Automotive Components Holdings, LLC (“ACH”). After ACH has completed the transfer of the plant’s primary business to the purchaser of the business in the fourth quarter of 2014, ACH will close the plant.

(b)	Includes our Genk assembly plant that will close at the end of 2014 and omits two manufacturing facilities in the United Kingdom that were closed during 2013.

(c)	Not included are two manufacturing plants in India and one in Brazil that are under construction.

Included in the number of plants shown above are plants that are operated by us or our consolidated joint ventures that support our Automotive sector. As of December 31, 2013, the significant consolidated joint ventures and the number of plants each owns is as follows:

•
AAI — a 50/50 joint venture with Mazda that owns an assembly plant in Flat Rock, Michigan. As of September 1, 2012, we acquired full management control of AAI; in exchange, beginning on September 1, 2015 for a three-year period, we have granted Mazda a put option to sell, and received a call option to purchase from Mazda, the 50% equity interest in AAI that is held by Mazda (the “Option”). The Option is exercisable at a price determined by a formula based on AAI’s December 31, 2012 balance sheet. We lease the Flat Rock assembly plant from AAI and operate the plant to produce Mustang and Fusion vehicles.

•
Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner), and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda.  In addition to domestic assembly, FLH also has local product development capability to modify component parts for local needs, and imports Ford brand built-up vehicles from the Asia Pacific Africa region, Europe, and the United States. The joint venture operates one plant in Taiwan.

ITEM 2. Properties (Continued)

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Diesel Song Cong One Member Limited Liability Company (a subsidiary of the Vietnam Engine and Agricultural Machinery Corporation, which in turn is owned by the Vietnamese Ministry of Industry and Trade)(25% partner). Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  The joint venture operates one plant in Vietnam.

In addition to the plants that we operate directly or that are operated by our consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are as follows:

•
AutoAlliance (Thailand) Co., Ltd. (“AAT”) — a 50/50 joint venture between Ford and Mazda that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic and export sales, the latter in both built-up and kit form, with export of certain products to markets outside the Asia Pacific Africa region. AAT produces the Ford Everest SUV, and Ford Ranger and Mazda BT-50 pickup trucks, as well as Ford Fiesta, Mazda2, and Mazda3 small cars.

•
Blue Diamond Parts, LLC (“Blue Diamond Parts”) — a joint venture between Ford (25% partner) and Navistar International Corporation (formerly known as International Truck and Engine Corporation) (“Navistar”) (75% partner), in which the two partners share equal voting rights. Blue Diamond Parts manages sourcing, merchandising, and distribution of certain service parts for trucks sold in North America. We will continue to collaborate on this joint venture.

•
Blue Diamond Truck, S. de R.L. de C.V. (“Blue Diamond Truck”) — a joint venture between Ford (25% partner) and Navistar (75% partner), in which the two partners share equal voting rights.  Blue Diamond Truck develops and manufactures medium-duty commercial trucks at its plant in Escobedo, Mexico and sells the vehicles to Navistar and us for distribution.  The Blue Diamond Truck joint venture is scheduled to terminate at the end of February 2015. We will in-source production of F-650/750 trucks to our Ohio Assembly Plant.

•
Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF currently operates two assembly plants in China, where it produces and distributes an expanding variety of Ford passenger vehicle models. In 2013, to support growth in the region, CAF completed construction of an engine plant in Chongqing. CAF is constructing two additional assembly plants in Chongqing and Hangzhou, and a transmission plant in Chongqing.

•
Changan Ford Mazda Engine Company, Ltd. (“CFME”) — a joint venture among Ford (25% partner), Mazda (25% partner), and Changan (50% partner).  CFME is located in Nanjing, and produces engines for Ford and Mazda vehicles manufactured in China.

•
Ford Otosan — a joint venture in Turkey among Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is a major supplier to us of the Transit, Transit Custom, and Transit Courier commercial vehicles and is our sole distributor of Ford vehicles in Turkey. Ford Otosan also makes the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license from us.  The joint venture owns two plants, a parts distribution depot, and a product development center in Turkey, and is constructing a new research and development center in Turkey.

•
FordSollers — a 50/50 joint venture between Ford and Sollers OJSC (“Sollers”), to which we contributed our operations in Russia, consisting primarily of a manufacturing plant, and access to our Russian dealership network. Sollers contributed two production facilities and supports the joint venture through its manufacturing capabilities, knowledge of the Russian market, experience in distribution, and work with the Russian supply base. In addition, the joint venture has an exclusive right to manufacture, assemble, and distribute certain Ford vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture primarily is engaged in manufacturing a range of Ford passenger cars and light commercial vehicles for sale in Russia. The joint venture has been approved to participate in Russia’s industrial assembly regime, which qualifies it for reduced import duties for parts imported into Russia. In addition to its three existing manufacturing facilities, FordSollers plans to launch an engine plant in Russia in 2015.

ITEM 2. Properties (Continued)

•
Getrag Ford Transmissions GmbH (“GFT”) — a 50/50 joint venture with Getrag International GmbH, a German company, to which we initially transferred our European manual transmission operations, including plants located in Halewood, England; Cologne, Germany; and Bordeaux, France. We subsequently transferred a plant in Kechnec, Slovakia to the joint venture.  GFT operates these four plants to produce, among other things, manual transmissions for our Europe business unit and Volvo.  We supply most of the hourly and salaried labor requirements of the operations transferred to this joint venture, and the joint venture reimburses us for the full cost of the labor we supply.  In the event of surplus labor at the joint venture, our employees may be returned to us.

•
JMC — a publicly-traded company in China with Ford (32% shareholder) and Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangling Holdings, Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 27% of its total outstanding shares.  JMC assembles the Ford Transit van, Ford diesel engines, and non-Ford vehicles for distribution in China and in other export markets. In 2013, JMC increased its capacity to 545,000 vehicles per year with its new plant in Nanchang, for a total of two manufacturing facilities. JMC also plans to launch a new engine plant in 2015.

•
Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (6.75% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (93.25% partner). The joint venture supplies aluminum castings from its plants located in regions in which we do business.

The facilities described above are, in the opinion of management, suitable and more than adequate for the manufacture and assembly of our and our joint ventures’ products.

The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

ITEM 3. Legal Proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. See Note 29 of the Notes to the Financial Statements for discussion of loss contingencies. Following is a discussion of our significant pending legal proceedings:

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

Item 3. Legal Proceedings (Continued)

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

Medium/Heavy Truck Sales Procedure Class Action. This action pending in the Ohio state court system alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. The trial court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997, and granted plaintiffs’ motion for summary judgment on liability. During 2011, a jury awarded $4.5 million in damages to the named plaintiff dealer and the trial court applied the jury’s findings with regard to the named plaintiff to all dealers in the class, entering a judgment of approximately $2 billion in damages. We appealed, and on May 3, 2012, the Ohio Court of Appeals reversed the trial court’s grant of summary judgment to plaintiffs, vacated the damages award, and remanded the matter for a new trial. The retrial in September 2013 resulted in a verdict in Ford’s favor. On February 7, 2014, the trial court granted plaintiffs’ motion for a new trial, but the order will be stayed pending our appeal and we are confident that it will be reversed.

Item 3. Legal Proceedings (Continued)

OTHER MATTERS

Apartheid Litigation. We are a defendant in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa’s apartheid regime. The lawsuits allege that the defendant companies aided and abetted the apartheid regime and its human rights violations. These cases, collectively referred to as In re South African Apartheid Litigation, were initially filed in 2002 and 2003, and are being handled together as coordinated “multidistrict litigation” in the U.S. District Court for the Southern District of New York. The District Court dismissed these cases in 2004, but in 2007 the U.S. Court of Appeals for the Second Circuit reversed and remanded the cases to the District Court for further proceedings. Amended complaints were filed during 2008; motions to dismiss were granted in part and denied in part, and defendants appealed. In August 2013, the U.S. Court of Appeals remanded the cases to the District Court with instructions to dismiss, but the District Court has requested additional briefing.
Brazilian Tax Matters.  Three Brazilian states and the Brazilian federal tax authority have levied substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  For each assessment, if we do not prevail at the administrative level, we plan to appeal to the relevant state or federal judicial court, which would likely require us to post significant collateral in order to proceed. Our appeals with two states and the federal tax authority remain at the administrative level, but in one state our administrative appeal was denied.  We appealed that case to the judicial court, without having to post collateral, where we received a first level favorable decision.  The state has appealed that decision and collateral may be required for a further appeal of that assessment if the decision is overturned.
Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) issued a ruling adverse to Ford with respect to duty rates for some of our Transit Connect vehicles imported into the United States. CBP ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP (1) is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and (2) is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied and we filed a challenge in the U.S. Court of International Trade (“CIT”). A decision by CIT may be appealed to the U.S. Court of Appeals for the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2014:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	56
Alan Mulally (b)	President and Chief Executive Officer	Sept. 2006	68
Mark Fields	Chief Operating Officer	Dec. 2012	53
James D. Farley, Jr.	Executive Vice President – Global Marketing, Sales and Service and Lincoln	Dec. 2012	51
John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs	Dec. 2009	63
Joseph R. Hinrichs	Executive Vice President – President, The Americas	Dec. 2012	47
Stephen T. Odell	Executive Vice President – President, Europe, Middle East and Africa	Dec. 2012	58
Bob Shanks	Executive Vice President and Chief Financial Officer	Apr. 2012	61
Ray Day	Group Vice President – Communications	Mar. 2013	47
Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	48
Bennie Fowler	Group Vice President – Quality and New Model Launch	Apr. 2008	57
David G. Leitch	Group Vice President and General Counsel	Apr. 2005	53
Raj Nair	Group Vice President – Global Product Development	Apr. 2012	49
Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	46
Dave Schoch	Group Vice President – President, Asia Pacific	Dec. 2012	62
Bernard Silverstone	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Jan. 2013	58
Nick Smither	Group Vice President – Chief Information Officer	Apr. 2008	55
Hau Thai-Tang	Group Vice President – Global Purchasing	Aug. 2013	47
Stuart Rowley	Vice President and Controller	Apr. 2012	46
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

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

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2012 and 2013:

	2012				2013
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$13.05	$12.95	$10.66	$13.08	$14.30	$16.09	$17.77	$18.02
Low	10.99	9.46	8.82	9.71	12.10	12.15	15.56	15.10
Dividends per share of Ford Common and Class B Stock	0.05	0.05	0.05	0.05	0.10	0.10	0.10	0.10
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

As of February 7, 2014, stockholders of record of Ford included approximately 143,770 holders of Common Stock and 39 holders of Class B Stock.

As previously reported, we conducted a modest anti-dilutive share repurchase program during 2013, which authorized repurchases of up to 13.3 million shares of our Common Stock to offset the dilutive effect of share-based compensation granted during 2013. During the fourth quarter, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	24,950	$17.26	—	2.9 million
November 1, 2013 through November 30, 2013	2,870,000	16.99	2,870,000	—
December 1, 2013 through December 31, 2013	3,603	16.56	—	—
Total/Average	2,898,553	$16.99	2,870,000
__________

(a)
In any given month, the difference between the total number of shares purchased and the number of shares purchased as part of the publicly-announced plan reflects shares that were acquired from our employees or directors related to certain exercises of stock options in accordance with our various compensation plans.

As shown above, our anti-dilutive share repurchase program concluded in the fourth quarter of 2013. In total, pursuant to this program we repurchased 13.3 million shares of Ford Common Stock at a cost of $213 million.

For discussion of our outstanding convertible notes, convertible and exercisable into our Common Stock, see Note 15 of the Notes to the Financial Statements.

ITEM 6. Selected Financial Data.

On January 1, 2010, we adopted the new accounting standard regarding consolidation of variable interest entities (“VIEs”).  We have applied the standard retrospectively to periods covered in this Report, and present prior-year financial statement data on a basis that is revised for the application of this standard.  In addition, we have reclassified certain prior year amounts on our consolidated financial statements to conform to current year presentation.  The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2013	2012	2011	2010	2009
Total Company
Revenues	$146,917	$133,559	$135,605	$128,122	$115,125

Income/(Loss) before income taxes	$7,001	$7,720	$8,681	$7,149	$2,599
Provision for/(Benefit from) income taxes	(147)	2,056	(11,541)	592	(113)
Income/(Loss) from continuing operations	7,148	5,664	20,222	6,557	2,712
Income/(Loss) from discontinued operations	—	—	—	—	5
Net income/(loss)	7,148	5,664	20,222	6,557	2,717
Less: Income/(Loss) attributable to noncontrolling interests	(7)	(1)	9	(4)	—
Net income/(loss) attributable to Ford Motor Company	$7,155	$5,665	$20,213	$6,561	$2,717

Automotive Sector
Revenues	$139,369	$126,567	$128,168	$119,280	$103,868
Income/(Loss) before income taxes	5,329	6,010	6,250	4,146	785

Financial Services Sector
Revenues	$7,548	$6,992	$7,437	$8,842	$11,257
Income/(Loss) before income taxes	1,672	1,710	2,431	3,003	1,814

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,935	3,815	3,793	3,449	2,992

Basic income/(loss)	$1.82	$1.48	$5.33	$1.90	$0.91
Diluted income/(loss)	1.76	1.42	4.94	1.66	0.86

Cash dividends declared	0.40	0.15	0.05	—	—

Common Stock price range (NYSE Composite Intraday)
High	18.02	13.08	18.97	17.42	10.37
Low	12.10	8.82	9.05	9.75	1.50

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$90,326	$86,458	$78,786	$64,606	$79,118
Financial Services sector	115,057	105,012	100,612	102,407	118,040
Intersector elimination	(1,631)	(252)	(1,112)	(2,083)	(3,224)
Total assets	$203,752	$191,218	$178,286	$164,930	$193,934

Debt
Automotive sector	$15,683	$14,256	$13,094	$19,077	$33,610
Financial Services sector	99,005	90,802	86,595	85,112	98,671
Intersector elimination (a)	—	—	(201)	(201)	(646)
Total debt	$114,688	$105,058	$99,488	$103,988	$131,635

Total Equity/(Deficit)	$26,416	$15,989	$15,071	$(642)	$(7,782)

__________

(a)	Debt related to Ford’s acquisition of Ford Credit debt securities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Revenue

Our Automotive sector’s revenue is generated primarily by sales of vehicles, parts, and accessories; we generally treat sales and marketing incentives as a reduction to revenue. Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the returned vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer.

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

Our Financial Services sector’s revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest, depreciation, and operating expenses.

Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business. For example, we offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The estimated cost for these incentives is recorded as revenue reduction to Automotive sales at the later of the date the related vehicle sales to our dealers are recorded or the date the incentive program is both approved and communicated. In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer’s customer. Ford Credit recognizes the amount over the life of retail finance contracts as an element of financing revenue and over the life of lease contracts as a reduction to depreciation. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors.

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

Automotive total costs and expenses for full-year 2013 was $135.2 billion. Material costs (including commodity costs) make up the largest portion of our Automotive total costs and expenses, representing in 2013 about two-thirds of the total amount. Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Currency Exchange Rate Volatility. The U.S. Federal Reserve has begun reducing the pace of financial asset purchases, and the resulting shifts in capital flows have contributed to downward pressure on several emerging market currencies. In some cases that pressure is aggravated by high inflation, unstable policy environments, or both. Additionally, the yen has depreciated significantly over the last year as a result of policy changes by the Japanese government and Bank of Japan.  This adds significant potential downward pressure on vehicle pricing across many markets globally.  In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile.  In some other markets, exchange rates are heavily influenced or controlled by governments.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles of about 107 million units exceeded global production by about 23 million units in 2013.  In North America and Europe, the two regions where the majority of industry revenue and profits are earned, excess capacity as a percent of production in 2013 was an estimated 7% and 34%, respectively.  In China, the auto industry also witnessed excess capacity at 31% of production in 2013, as manufacturers competed to capitalize on China’s future market potential. According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 25 million units per year during the period from 2014 to 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments, will keep pressure on manufacturers’ ability to increase prices.  In North America, the industry restructuring of the past few years has allowed manufacturers to better match production with demand, although Japanese and Korean manufacturers also have capacity (located outside of the region) directed to North America.  In the future, Chinese and Indian manufacturers are expected to enter U.S. and European markets, further intensifying competition.  Although there has been a modest increase in new vehicle pricing in the U.S. market during 2013, it seems likely that over the long term intense competition and excess capacity will continue to put downward pressure on inflation-adjusted prices for similarly-contented vehicles in the United States and contribute to a challenging pricing environment for the automotive industry.  In Europe, the excess capacity situation was exacerbated by weakening demand and the lack of reductions in existing capacity, such that negative pricing pressure is expected to continue for the foreseeable future.

Commodity and Energy Price Increases. Despite weak demand conditions, light sweet crude oil prices increased from an average of $79 per barrel in 2010 to $95 per barrel in 2011, before declining slightly to about $94 per barrel in late 2012.  In 2013, oil prices rose slightly to $98 per barrel.  Commodity prices have declined recently, but over the longer term prices are likely to trend higher given global demand growth.

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

For additional information on our assessment of the business environment, refer to the “Outlook” section below.

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

Aggressively Restructure to Operate Profitably

Brands. In recent years, we have eliminated a number of brands from our portfolio in order to devote fully our financial, product development, production, and marketing and sales and services resources toward growing our Ford and Lincoln brands.

Manufacturing. We are committed to maintaining an appropriate manufacturing footprint in markets around the world, both in the more mature markets in which we have an established presence, and in fast-growing newly-developed and emerging markets. We are making substantial investments in newly-developed and emerging markets, including in China, India, and Thailand, to increase our production capacity with flexible new manufacturing plants. We and our unconsolidated affiliates in Asia Pacific Africa have launched four new plants in the past two years, and have announced that we expect to complete six more plants in the region by mid-decade. We also are making substantial investments in North America to grow production, including the addition of 200,000 annual incremental units of production capacity during 2013 and significant hiring in the United States as part of our manufacturing capacity expansions. In 2014, we are increasing capacity or adding production at six of our assembly plants in the United States. In Europe, however, we are reducing our capacity. As part of our Europe transformation plan, we completed the planned closures of two manufacturing facilities in the United Kingdom in 2013, and will close our Genk, Belgium manufacturing facility at the end of 2014. These and other actions are expected to reduce our employment levels and production capacity in Europe, excluding Russia, by 13% and 18%, respectively.

Suppliers. We continue to work to strengthen our global supply base. As part of this process, we have been reducing the global number of production suppliers from 3,300 in 2004 to about 1,200 at year-end 2013. We have identified plans that will take us to a target of about 750 suppliers, and we are confident that our consolidation efforts will result in a stronger and healthier supply base. We continue to work closely with our suppliers to address any near-term capacity constraints as we continue to ramp up production. In addition, our move to global vehicle platforms increases our ability to source to common suppliers for the total global volume of vehicle components resulting in a smaller number of suppliers receiving a greater volume of purchases to support our global vehicle platforms and allowing us to gain greater economies of scale.

Ford and Lincoln Dealerships. We have over 11,000 dealerships worldwide.  Our dealers are a source of strength around the world, representing the face of Ford to our customers and local communities.  Our goal is to achieve a profitable dealer network by rightsizing the number of dealerships, identifying the right locations with modern facilities that deliver an innovative and engaging sales and service experience for our retail customers.  In 2013, we added about 100 dealers in China, bringing the total number of Ford dealers in China to more than 600. We plan to add dealers in other growth markets as well.  In the United States, our Ford and Lincoln network had about 3,260 outlets at the end of 2013.

Product Development. Our One Ford global product development system is fully operationalized, utilizing global platforms to deliver customer-focused programs rapidly and efficiently across global markets. Through our “hub and satellite” approach, one lead product development engineering center—the hub—is assigned for each global vehicle line, thereby ensuring global scale and efficiency through common designs, parts, suppliers, and manufacturing processes.  The hubs are supported by regional engineering centers - satellites - which also help deliver products tuned to local market customer preferences while maintaining global design DNA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our One Ford global product development process utilizes global platforms to deliver customer-focused programs rapidly and efficiently across global markets. Significant progress has been made and continues on our commitment to consolidate platforms. In 2007, we utilized 27 different vehicle platforms; we now have 15 total platforms, and are on track to meet our target of nine core platforms globally. In 2013, about 85% of our global vehicle volume was produced off of nine global core platforms. By 2016, 99% of our global vehicle volume will come off of our nine global core platforms. We are able to reinvest the savings of this platform consolidation back into product development, introducing more products at a faster product cadence, and better profitability.

Accelerate Development of New Products Our Customers Want and Value

Our product launch schedule for 2014 is the most aggressive in our history. We will launch 23 all-new or significantly refreshed vehicles around the world—more than double the 11 global vehicles launched in 2013. In North America, we will have 16 launches—triple the number of vehicles launched in 2013. Globally, 150% of our product portfolio will change with all-new or significantly refreshed vehicles between 2014 and 2018. Our industry-leading refresh rate results in continuous improvement, and we expect to have the lowest average age for global passenger vehicles in 2014.

During 2014, we will launch an all-new Mustang, which will be available in the United States this fall, in Europe in early 2015, and in China and other Asia-Pacific markets in 2015. Mustang will be available with three engines offering a broader power of choice, and world-class ride and handling enabled by a fully independent suspension.

An all-new F-150 will be available in late 2014 with an all-new high-strength steel frame and advanced aluminum alloy body, which will result in up to 700 pounds of weight savings to help the F-150 tow more, haul more, accelerate quicker, and stop shorter, all with better gas mileage. The new F-150 also will introduce 11 new class-exclusive features, including a 360-degree camera view, integrated loading ramps stowed in the pickup bed, 400-watt power outlets inside the cab, LED headlights and sideview mirror spotlights, and remote tailgate release. Four engine choices will be available to provide unmatched power to meet almost any customer need.

We remain committed to reinventing Lincoln into a world-class luxury brand with a client experience to match. Our Lincoln brand transformation began with the Lincoln MKZ which was completely redesigned for 2013. The Lincoln MKZ is the first of four all-new vehicles that we will be launching through 2016 as part of our reinvention. The Lincoln MKZ was named 2013’s best compact premium vehicle in the J.D. Power APEAL Study, with January 2014 sales in the United States up 368% year-over-year.

In 2014, we are adding the Lincoln MKC to the Lincoln line-up, providing an entry in the important and fast-growing small premium utility segment, one of the fastest growing premium segments in both the United States and China.

Our global product strategy is to serve customers in all markets with a full family of best in class vehicles—small, medium and large; cars, utilities and trucks; each delivering the highest quality, fuel efficiency, safety, smart design, and value—and delivering profitable growth for all. The fundamentals of our global product strategy are consistent, producing vehicles that:

•	Have bold, emotive exterior designs
•Are great to drive

•	Are great to sit in (second home comfort, convenience, exceptional quietness)
•Provide fuel economy as a reason to buy
•Are unmistakably a Ford or Lincoln in look, sound, and feel
•Provide exceptional value and quality

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Developing products customers want and delivering value for Ford and Lincoln demands consistent focus on our commitment in four key areas—Quality, Green, Safe, and Smart.

Quality. We have made significant strides toward improving quality since 2005. One way we track this is in the incidence of warranty repairs per 1,000 vehicles in the first 3 months of service. Global warranty repairs have fallen 66% from 2005 to 2013. As the incidence of repair has come down, so has the average warranty cost per unit in the first 3 months in service. Over the same period, global warranty repair cost per unit has improved by 54%, including improvements of more than 70% in Asia Pacific Africa, more than 60% in Europe and South America, and about 45% in North America.

A challenge we have faced recently has been customer satisfaction issues brought on by the rapid rise in the level of consumer technology we have introduced in our vehicles. One area of significant focus is MyFord Touch. Since launch of the feature in the 2011 model year, we have reduced “Things Gone Wrong” (TGW) per affected unit by more than 50%. At the same time, we have introduced more products with MyFord Touch, and the demand for the technology remains high. In addition, overall vehicle customer satisfaction is higher on vehicles with MyFord Touch than those without. Two other areas of focus for us have been issues related to certain of our transmissions and some interior items. As we are doing with MyFord Touch, we have implemented high-leverage quality actions to address the transmission and interior issues.

Green. Our commitment and approach to sustainability is unique in the industry. We prefer to provide our customers the power of choice, with a full technology range of gasoline, diesel, hybrid, plug-in hybrid, and electric propulsion systems. We are also electrifying our most popular global platforms instead of one-off specialty models, so we have the manufacturing flexibility to balance our production to meet customer demand. For example, we produce vehicles with gas engines, EcoBoost, hybrid, plug-in hybrid, and full electrics at our Michigan Assembly Plant.

The EcoBoost engine is the centerpiece of our Blueprint for Sustainability. In 2009, we embarked on a strategy to populate our product line with a portfolio of modern engines that uses advanced technologies to deliver high power output but with smaller displacements to provide big gains in fuel economy and emissions. The first application of this strategy was the 3.5L V6 EcoBoost engine, which accounts for more than 125 patents on EcoBoost technology and was named one of Ward’s Ten Best Engines in 2010. The EcoBoost technology migrated to the I4 architectures in 2010 and the 2.0L EcoBoost was named one of Ward’s Ten Best Engines in 2012 and again in 2013. The 1.0L I3 EcoBoost launched in 2012 and was named International Engine of the Year in 2012 and again in 2013 by Engine Technology International magazine. Ward’s recently named the 1.0L EcoBoost one of its ten best engines for 2014. The 2014 Fiesta powered by the 1.0L EcoBoost delivers an EPA-estimated rating of 45 mpg on the highway, which is best-in-class highway fuel economy among all subcompacts offered in the United States. We have produced more than 2 million EcoBoost engines globally since we launched the engine line in 2009.

With the upcoming launches of our MKC, Mustang and F-150, we will introduce the new 2.3L I4 EcoBoost and 2.7L V6 EcoBoost engines. The 2.3L I4 FWD/AWD configuration will be available on the MKC, generating 285 horsepower / 305 lb-ft torque. The 2.3L I4 RWD configuration for the Mustang will generate more than 305 horsepower / 300 lb-ft torque.  Finally, the new 2.7L V6 EcoBoost engine with Auto Start-Stop has been developed for the new F-150 and will deliver the same power as a mid-range V8 and better fuel economy.

We also offer six electrified vehicles—delivering the power of choice for leading fuel economy across our lineup—the Focus Electric, C-MAX Hybrid, C-MAX Energi, Fusion Hybrid, Fusion Energi, and Lincoln MKZ Hybrid. Our share of the U.S. electrified vehicle market more than doubled in 2013—up approximately 9 percentage points to 15.3 percent for 2013, compared with 2012. The increase contributed to our 0.5 percentage point increase in overall U.S. market share in 2013, the biggest gain of any full-line automaker.

Our sustainability strategy also identifies opportunities to use recycled or renewable material while enabling markets for end-of-life vehicle recycling. We are committed to increasing the use of recycled and renewable content in our vehicles. In support of our product development strategy, our material engineers are developing standardized specifications for sustainable materials and working with the recycling industry and our supply base to reduce the environmental impact of components.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Safe. Vehicle safety is a critical part of our brand promise to Go Further. We are specifically committed to designing and manufacturing vehicles that achieve high levels of performance in real-world safety and meet or exceed all regulatory requirements for safety. Ford remains among the leaders in vehicle safety, earning a total of 91 “Top Safety Picks” from the Insurance Institute for Highway Safety (“IIHS”)—more than any other manufacturer in the eight-year history of that crash testing program. For the 2013 model year, 13 of our vehicles earned Top Safety Picks from IIHS.

We aim to give customers peace of mind and make the world safer by developing advanced safety technologies and making them available across a wide range of vehicles. Our available rear-seat inflatable safety belts, launched on the 2011 Ford Explorer, are an automotive industry exclusive and have won numerous awards. In the 2013 model year, we expanded the availability of these safety belts in North America to the Ford Flex and the Lincoln MKT and MKZ. The Lane Keeping System, a driver assist feature, was launched in 2011 in Europe on the Ford Focus. Its availability has been expanded to North America on the 2013 Lincoln MKS, MKT, and MKZ and the Ford Explorer and Fusion. For the 2013 model year, we expanded the availability of Curve Control, a driver assist technology that helps slow the vehicle when it senses the driver is taking a curve too quickly. In North America, Curve Control is now offered on the Ford Explorer, Taurus, Flex, and Escape, as well as the Lincoln MKS and MKT. In Europe, it is available on the Ford Kuga.

Driver behavior is a key contributing factor in many vehicle crashes. We have developed an array of programs and technologies that help to encourage safer behavior on the roadways, for both experienced and novice drivers. The Ford Driving Skills for Life (“Ford DSFL”), our flagship driver-education program, demonstrates our commitment to help new drivers to improve their motoring skills. In the United States, Ford DSFL focuses on teen drivers; in our Asia Pacific Africa markets, the program is aimed at novice drivers of all ages.
Smart. Ford continues to build upon its technology leadership by launching new features that make customers’ lives easier and their driving experience safer and more enjoyable. Examples of recently launched features include Emergency Assistance, Active City Stop, Active Park Assist, Lane Departure Warning, Lane Keeping Assist, Traffic Sign Recognition, Door Edge Protector, Enhanced Traffic Message Channel, Hands-Free Liftgate, and Multi-Contour Seats. Other exciting concepts are under development—features that our customers see and appreciate, and make their driving experience safer and more enjoyable.

Ford set the benchmark for in-car connectivity systems with SYNC and we are now building on that success. We have produced more than 10 million vehicles that are equipped with SYNC, and we expect the total to increase to more than 14 million by 2015 as we launch SYNC globally. We are taking an agnostic approach to in-car connectivity which has three components: built-in, brought-in, and beamed-in to enable and enhance the customer’s digital lifestyle. Ford’s newly established connectivity organization will focus on creating a seamless customer experience both inside and outside the vehicle.

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

A proof point of this in 2013 was our ability to improve the funded status of our global pension plans by nearly $10 billion, while continuing to invest in new products and grow our business. In addition, we plan to increase the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure to about $7.5 billion annually with variation by year. At the same time, we are targeting to reduce our Automotive debt levels to about $10 billion by mid-decade. Further, to provide attractive returns to our shareholders, our plan includes paying a regular, growing dividend that is sustainable over an economic or business cycle. In 2013, we doubled the quarterly dividend paid on our Common and Class B Stock to $0.10 per share, and we have increased it an additional 25% for the first quarter of 2014.

Work Together Effectively as One Team

As part of the One Team approach, we have implemented a disciplined business plan process to regularly review our business environment, risks and opportunities, strategy, and plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan. Everyone is included and contributes, openness is encouraged, our leaders are responsible and accountable, we use facts and data to make our decisions, high performance teamwork is a performance criteria—and we follow this process every week, every month, and every quarter, driving continuous improvement. We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions—as we have done in the face of rapid changes in the market and business environment in the last few years. As needed, we convene daily management meetings to handle potentially acute situations, which allows us to ensure that we are vigorously managing daily developments and moving decisively in response to changing conditions.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $7.2 billion or $1.76 per share of Common and Class B Stock in 2013, an improvement of $1.5 billion or $0.34 per share from 2012.

Total Company results are shown below:

	2013	2012	2011
	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$8,569	$7,966	$8,763
Special items	(1,568)	(246)	(82)
Pre-tax results (incl. special items)	7,001	7,720	8,681
(Provision for)/Benefit from income taxes	147	(2,056)	11,541
Net income	7,148	5,664	20,222
Less: Income/(Loss) attributable to noncontrolling interests	(7)	(1)	9
Net income attributable to Ford	$7,155	$5,665	$20,213

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

As detailed in Note 26 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector pre-tax special items in each category:

	2013	2012	2011
	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(856)	$(481)	$(176)
Mercury discontinuation/Other dealer actions	—	(71)	(151)
Total Personnel and Dealer-Related Items	(856)	(552)	(327)
Other Items
U.S. pension lump-sum program	(594)	(250)	—
FCTA -- subsidiary liquidation	(103)	(4)	—
CFMA restructuring	—	625	—
Loss on sale of two component businesses	—	(174)	—
AAI consolidation (b)	—	136	—
FordSollers gain	—	—	401
Belgium pension settlement	—	—	(109)
Debt reduction actions	—	—	(60)
Other	(15)	(27)	13
Total Other Items	(712)	306	245
Total Special Items	$(1,568)	$(246)	$(82)
__________

(a)	For 2013, primarily related to separation costs for personnel at the Genk and U.K. facilities.

(b)
The special item of $136 million is comprised of the $155 million gain from the consolidation of AAI (see Note 23 of the Notes to the Financial Statements), less a related $19 million adjustment for sales in September 2012 of Ford-brand vehicles produced by AAI.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Not shown in the table above are tax benefits of $2.2 billion, $315 million, and $14.2 billion for 2013, 2012, and 2011, respectively, that we consider to be special items. For 2013, these included the impact of a favorable increase in deferred tax assets related to investments in our European operations and the release of valuation allowances held against U.S. state and local deferred tax assets. For 2011, these primarily consisted of the release of almost all of the valuation allowance against our net deferred tax assets in the United States, Canada, and Spain.
Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted. References to records by Automotive segments—North America, South America, Europe, and Asia Pacific Africa—are since at least 2000 when we began reporting results for these segments.

The chart below shows 2013 pre-tax results by sector:

TOTAL COMPANY
2013 PRE-TAX RESULTS BY SECTOR

Full Year (Mils.)
$8,569
$6,897
Ford Credit $1,756
Other (84)
$1,672
Total
Automotive
Financial Services

Memo:	Total	Automotive	Financial Services
B / (W) 2012	$603	$641	$(38)

Total Company 2013 pre-tax profit of $8.6 billion was among the best in our history. Compared with 2012, total Company pre-tax profit increased by $603 million, explained by higher Automotive sector results.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 Compared with 2012

Total Automotive. The charts below detail key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)
5,668
6,330
2012
2013
Revenue (Bils.)
$126.6
$139.4
2012
2013
Operating Margin (Pct.)
5.3%
5.4%
2012
2013
Pre-Tax Results (Mils.)
$6,256
$6,897
2012
2013

AUTOMOTIVE SECTOR
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Billions
$0.6
$6.3
$6.9
Industry $1.7
Market Share 1.1
Stocks 0.9
Mix / Other 0.1
$3.8
Pricing $ 3.6
Incentives / Other (1.7)
$1.9
Mfg. / Engineering $(1.5)
Spending Related (0.4)
Pension / OPEB (0.4)
Advert. & Sales Promo. (0.4)
Admin. & Selling / Other (0.2)
Total Structural Costs $(2.9)
All Other $(0.3)
$0.1
Commodities $ 0.2
Material Excl. Commod. (0.6)
Warranty / Freight (0.4)
$(0.8)
$(1.2)
$(3.2)
2012
2013
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

As shown above, full-year wholesale volume and revenue for the Automotive sector were higher than a year ago by 12% and 10%, respectively. Operating margin, at 5.4%, and pre-tax profit, at $6.9 billion, were also higher. Higher pre-tax profit primarily reflects favorable marketable factors across all regions, offset partially by higher costs, mainly structural, and unfavorable exchange, principally in South America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for 2013 and 2012 was $135.2 billion and $122 billion, respectively, a difference of $13.2 billion. An explanation of the change is shown below (in billions):

2013 Better/(Worse) 2012
Explanation of change:
Volume and mix, exchange, and other	$(8.6)
Contribution costs (a)
Commodity costs (incl. hedging)	0.2
Material costs excluding commodity costs	(0.6)
Warranty/Freight	(0.4)
Other costs (a)
Structural costs	(2.9)
Other	(0.3)
Special items	(0.6)
Total	$(13.2)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for 2013.

AUTOMOTIVE SECTOR
2013 FULL YEAR PRE-TAX RESULTS BY SEGMENT

Millions
$6,897
$8,781
$(34)
$(1,609)
$415
$(656)
Net Interest $(801)
Fair Market Value Adj. / Other 145
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

Memo:						
B / (W) 2012	$641	$438	$(247)	$144	$492	$(186)

In 2013, Automotive pre-tax profit was the highest in more than a decade, with record profits in North America and Asia Pacific Africa, an about breakeven result in South America, and a lower loss in Europe than last year. Other Automotive reflects net interest expense, offset partially by a favorable fair market value adjustment of our investment in Mazda.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The charts below detail key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)
2,784
3,088
Revenue (Bils.)
$79.9
$88.9
Operating Margin (Pct.)
10.4%
9.9%
Pre-Tax Results (Mils.)
$8,343
$8,781
2012
2013
2012
2013
2012
2013
2012
2013

Memo:

U.S. Industry SAAR (Mils.)	14.8	15.9
U.S. Market Share	15.2%	15.7%

AUTOMOTIVE SECTOR -- NORTH AMERICA
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
$438
$8,343
$8,781
U.S. Industry $1,554
U.S. Share 795
U.S. Stocks 557
Mix / Other (809)
$2,097
Pricing $ 1,895
Incentives / Other (1,384)
$511
Mfg. / Engineering $ (744)
Pension / OPEB (230)
Advertising & Sales Promo. (124)
Spending Related (85)
Admin. & Selling / Other (160)
Total Structural Costs $(1,343)
All Other $ (121)
$(551)
$(1,464)
$(34)
$(121)
Commodities Incl. Hedging $ 267
Material Excl. Commod. (283)
Warranty / Freight (535)
2012
2013
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

North America continued to perform well, driven by a strong industry, our strong product line-up, growth in U.S. market share, continued discipline in matching production to real demand, and a lean cost structure—even as we invested more in product and capacity for future growth.

As shown above, North America’s full-year wholesale volume and revenue both improved 11% compared with 2012. Operating margin was 9.9%, 0.5 percentage points lower than a year ago, while pre-tax profit was $8.8 billion, up about $400 million. The increase in pre-tax profit for 2013 compared with 2012 is more than explained by favorable market factors, offset partially by higher costs, mainly structural and warranty costs.

For the full year, total U.S. market share was up 0.5 percentage points, more than explained by F-Series and Fusion, and U.S. retail share of retail industry was up 0.4 percentage points, more than explained by F-Series, Escape, and Fusion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The charts below detail key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)
498
538
2012
2013
Revenue (Bils.)
$10.1
$10.8
2012
2013
Operating Margin (Pct.)
2.1%
(0.3)%
2012
2013
Pre-Tax Results (Mils.)
$213
$(34)
2012
2013

Memo:		
Industry SAAR (Mils.)*	5.6	5.6
Market Share*	9.0%	9.3%

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $(74)
Share (28)
Stocks 39
Mix / Other 466
Pricing $1,273
Incentives / Other 96
Mfg. / Engineering $(253)
Spending Related (45)
Advert. & Sales Promo. (23)
Admin. & Selling / Other (83)
Total Structural Costs $(404)
All Other $ (9)
$1,369
$403
$213
$100
$(34)
$(247)
$(413)
$(791)
$(915)
Commodities $(215)
Material Excl. Commod. (459)
Warranty / Freight (117)
2012
2013
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

In South America we are continuing to execute our strategy of expanding our product line-up and progressively replacing legacy products with global One Ford offerings.

As shown above, full-year wholesale volume and revenue both improved 8% compared with last year. Operating margin was negative 0.3%, and the pre-tax loss was $34 million, both lower than positive results a year ago. The decrease in pre-tax profit for 2013 compared with 2012 is more than explained by higher costs and unfavorable exchange, offset partially by favorable market factors. The higher net pricing reflects partial recovery of the adverse effects of high local inflation and weaker local currencies, along with pricing associated with our new products.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The charts below detail key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)*
1,353
1,360
Revenue (Bils.)
$26.6
$27.9
Operating Margin (Pct.)
(6.6)%
(5.8)%
Pre-Tax Results (Mils.)
$(1,753)
$(1,609)
2012
2013
2012
2013
2012
2013
2012
2013

Memo:
Full Year

	2012	2013
Industry SAAR (Mils.)**	14.0	13.7
Market Share**	7.9%	7.8%

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 64,000 and 55,000 units for Full Year 2012 and 2013, respectively), and in Russia (totaling about 127,000 and 103,000 units for Full Year 2012 and 2013, respectively); revenue does not include these sales

AUTOMOTIVE SECTOR -- EUROPE
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $ 27
Market Share (65)
Stocks 276
Mix / Other 326
Material Excl. Commodities $260
Commodities Incl. Hedging 91
Warranty / Freight 73
Memo:
(Included in cost columns)
$144
$564
$424
$3
$(130)
$(134)
$(583)
$(424)
$(1,753)
$(1,609)
Mfg. / Engineering $(181)
Spending Related (201)
Pension (139)
Advert. & Sales Promo. / Other (9)
Total Structural Costs $(530)
All Other $ (53)
2012
2013
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost

The improvement in Europe’s 2013 results, as shown above, reflect our continued implementation of our transformation plan.

Europe’s full-year wholesale volume and revenue were up less than 1% and 5%, respectively, from a year ago. Operating margin was negative 5.8% and the pre-tax loss was $1.6 billion, both improved from a year ago despite higher restructuring costs of about $400 million, lower industry volume, and unfavorable exchange. The improvement in pre-tax results is explained by favorable market factors, offset partially by higher costs and unfavorable exchange.

Europe’s full-year market share, at 7.8%, was down 0.1 percentage points, mainly reflecting low availability of Mondeo, S-MAX, and Galaxy in the first quarter. For the year, total Europe retail share of the retail passenger car industry was up one percentage point, primarily due to B-MAX and Fiesta. Our commercial vehicle market share for the full year, at 9.2%, was up 0.7 percentage points compared with the prior year, our highest share since 2007. In 2013, Ford was the fastest-growing commercial vehicle brand, and Transit nameplate was the leader in the commercial van segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Africa Segment. The charts below detail key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)*
1,033
1,344
2012
2013
Revenue (Bils.)
$10.0
$11.8
2012
2013
Operating Margin (Pct.)
(0.8)%
3.5%
2012
2013
Pre-Tax Results (Mils.)
$(77)
$415
2012
2013

Memo:

	2012	2013
Industry SAAR (Mils.)**	32.8	35.9
Market Share**	2.8%	3.5%

* Includes Ford brand and Jiangling Motors Corporation ("JMC") brand vehicles produced in China by unconsolidated affiliates (totaling about 619,000 and 909,000 units for Full Year 2012 and 2013, respectively); revenue does not include these sales

** Asia Pacific Africa industry SAAR and market share, are based, in part, on estimated vehicle sales for the 11 markets we track; market share includes Ford brand and JMC brand vehicles produced in China by unconsolidated affiliates

AUTOMOTIVE SECTOR -- ASIA PACIFIC AFRICA
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
Industry $223
Market Share 355
Stocks (9)
Mix / Other 117
JV Royalties $175
Other 169
$492
$415
$686
$170
$94
$344
$(77)
$(121)
Mfg. / Engineering $(335)
Advert. & Sales Promo. (134)
Spending Related (65)
Admin. & Selling / Other (128)
Total Structural Costs $(662)
FCSD / Other $ (19)
$(681)
2012
2013
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Our strategy in Asia Pacific Africa continues to be to grow aggressively with an expanding portfolio of global One Ford products with manufacturing hubs in China, India, and ASEAN.

As shown above, full-year wholesale volume and revenue improved 30% and 17%, respectively, compared with a year ago. Operating margin was 3.5% and pre-tax profit was $415 million, both substantially improved from last year’s results. The improvement in 2013 pre-tax results is explained by favorable market factors and other items, including higher royalties from our joint ventures and insurance recoveries, offset partially by higher costs associated with investments to support future growth, and unfavorable exchange.

Our market share in the region was a record 3.5% for the full year, up by 0.7 percentage points compared with 2012. The improvement was driven by China, where our market share for the full year rose to a record 4.1%, up by 0.9 percentage points compared with 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for 2012 and 2011 was $122 billion and $122.7 billion, respectively, a difference of about $700 million. An explanation of the change is shown below (in billions):

2012 Better/(Worse) 2011
Explanation of change:
Volume and mix, exchange, and other	$2.9
Contribution costs (a)
Commodity costs (incl. hedging)	—
Material costs excluding commodity costs	(0.9)
Warranty/Freight	0.8
Other costs (a)
Structural costs	(1.5)
Other	(0.2)
Special items	(0.4)
Total	$0.7
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

Total Automotive pre-tax profit in 2012 was more than explained by profit from North America. South America was profitable and Asia Pacific Africa incurred a small loss, while Europe reported a substantial loss. The loss in Other Automotive was more than explained by net interest expense.

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

For the year, total U.S. market share was down 1.3 percentage points, while U.S. retail share of retail industry declined 0.7 percentage points. The declines largely reflected the discontinuation of the Crown Victoria and Ranger, capacity constraints, and reduced availability associated with our Fusion and Escape model changeovers.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The charts below detail key metrics and the change in 2012 pre-tax results compared with 2011 by causal factor.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two operations, North America and International.

In general, we measure year-over-year changes in Ford Credit’s pre-tax results using the causal factors listed below:

•	Volume:

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin).

◦
Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which Ford Credit purchases retail installment sale and lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

•	Lease Residual:

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section below.

•	Other:

◦	Primarily includes operating expenses, other revenue, and insurance expenses.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 Compared with 2012

The chart below details the change in Ford Credit’s 2013 pre-tax results compared with 2012 by causal factor:

FORD CREDIT
2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
$59
$1,697
$1,756
$304
$6
$(139)
$(62)
$(50)
2012
2013
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

<u>Receivables</u> (Bils.)	2012	2013
Net (a)	$89	$100
Managed (b)	92	103

a) Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Net investment in operating leases now includes unearned interest supplements and residual support. The prior period was revised to conform to current year presentation.

b) Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to current year presentation.

The improvement of $59 million is more than explained by higher volume, primarily in North America, driven by an increase in leasing reflecting changes in Ford’s marketing programs, as well as higher non-consumer finance receivables due to higher dealer stocks.

Partial offsets are higher credit losses due to lower credit loss reserve reductions in all operations, and unfavorable residual performance related to lower than expected auction values in North America.

Results of Ford Credit’s operations and unallocated risk management for the years ended December 31 are shown below (in millions):

Income before income taxes	2013	2012	2013 Over/(Under) 2012
North America	$1,438	$1,550	$(112)
International	371	249	122
Unallocated risk management	(53)	(102)	49
Income before income taxes	$1,756	$1,697	$59

The full year decrease in North America pre-tax profit is primarily explained by lower financing margin reflecting the run-off of higher yielding assets originated in prior years, unfavorable residual performance due to lower auction values in the United States, and higher credit losses due to lower credit loss reserve reductions. A partial offset is higher volume, primarily driven by an increase in leasing reflecting changes in Ford’s marketing programs, and higher non-consumer finance receivables due to higher dealer stocks.

The full year increase in International pre-tax profit is primarily attributable to Europe, explained by higher financing margin primarily driven by lower borrowing costs, as well as lower residual losses, partially offset by lower credit loss reserve reductions.

The improvement in unallocated risk management primarily reflects the non-recurrence of unfavorable performance in market valuation adjustments to derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2013	2012
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$40.9	$39.5
Non-Consumer
Dealer financing (a)	22.1	19.5
Other	1.0	1.1
Total finance receivables - North America (b)	64.0	60.1
Finance receivables - International
Consumer - Retail financing	10.8	9.0
Non-Consumer
Dealer financing (a)	8.3	7.5
Other	0.4	0.4
Total finance receivables - International (b)	19.5	16.9
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	81.6	75.1
Net investment in operating leases (b) (c)	18.3	13.6
Total net receivables	$99.9	$88.7

Managed Receivables
Total net receivables	$99.9	$88.7
Unearned interest supplements and residual support	3.1	2.6
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	—	—
Total managed receivables (d)	$103.4	$91.7
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At December 31, 2013 and 2012, includes consumer receivables before allowance for credit losses of $27.7 billion and
$29.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.9 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. In addition, at December 31, 2013 and 2012, includes net investment in operating leases before allowance for credit losses of $8.1 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issue by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 16 of the Notes to the Financial Statements for more information regarding securitization transactions.

(c)
Beginning in the fourth quarter, Ford Credit changed its accounting method to include unearned interest supplements and residual support in Net investment in operating leases. These amounts are amortized to Depreciation on vehicles subject to operating leases. The prior period was revised to conform to current year presentation. There is no change to profit before income tax or net income.

(d)	The prior period was revised to conform to current year presentation.

Managed receivables at December 31, 2013 increased from year-end 2012, driven by increases in non-consumer and consumer finance receivables in all operations and increases in leasing in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail annual trends of charge-offs (credit losses, net of recoveries), loss-to-receivables (“LTR”) ratios (charge-offs divided by average managed receivables), credit loss reserve, and Ford Credit’s credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

FORD CREDIT
HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.) and LTR (%)

1.07%
LTR
0.47%
0.24%
0.16%
0.18%
$1,095
$415
$201
$136
$176
2009
2010
2011
2012
2013

Worldwide Credit Loss Reserve (Mils.) and Reserve as a Pct. Of EOP Managed Receivables

1.61%
Reserve as % of EOP Managed Receivables
1.02%
0.63%
0.44%
0.37%
$1,549
$854
$534
$408
$380
2009
2010
2011
2012
2013

Ford Credit’s charge-offs were up from its record-low in 2012, primarily reflecting higher severity and lower recoveries in North America, and higher losses in International. The LTR ratio was up 2 basis points from 2012 and is Ford Credit’s second lowest on record.

The credit loss reserve and the reserve as a percentage of EOP receivables were both lower than a year ago, reflecting the continuation of low charge-offs.

In purchasing retail finance and operating lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit’s proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2013 and 2012, Ford Credit classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in its portfolio as high risk at contract inception. For additional discussion, see “Critical Accounting Estimates - Allowance for Credit Losses” below.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease. For additional discussion, see “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” below.

North America Retail Operating Lease Experience

Ford Credit uses various statistics to monitor its residual risk:

•	Placement volume measures the number of leases Ford Credit purchases in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in a given period; and

•	Return volume reflects the number of vehicles returned to Ford Credit by customers at lease end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America accounted for 99% of Ford Credit’s total operating leases at December 31, 2013. The following table shows operating lease placement, termination, and return volumes for this operation for the years ending December 31 (in thousands, except for percentages):

	2013	2012	2011
Placements	365	257	219
Terminations	174	126	246
Returns	117	76	144
Memo:
Return Rates	67%	60%	59%

In 2013, placement volumes were up 108,000 units compared with 2012, primarily reflecting changes in Ford’s marketing programs and higher industry sales. Termination volumes increased by 48,000 units compared with 2012, reflecting higher placements in 2011 relative to prior years. Return volumes increased 41,000 units compared with 2012, reflecting higher terminations and higher return rates.

U.S. Ford and Lincoln Brand Operating Lease Experience. The following charts show annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2013, Ford Credit’s U.S. lease originations represented about 18% of total U.S. retail sales of Ford and Lincoln brand vehicles, and the U.S. operating lease portfolio accounted for about 88% of Ford Credit’s total net investment in operating leases at December 31, 2013.

FORD CREDIT
HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
159
159
86
62
114
60
65
34
39
71
49
4
44
38
33
17
12
71
26
17
2009
2010
2011
2012
2013

Auction Values (At Incurred Mix)

24-Month
$18,170
$18,905
$19,740
$19,875
$19,000
$17,535
$17,385
$16,540
36-Month
$15,800
$13,730
2009
2010
2011
2012
2013

Memo: Ford and Lincoln U.S. Return Rates

2009	2010	2011	2012	2013
78%	65%	56%	62%	71%

Memo: Worldwide Net Investment in Operating Leases (Bils.) *

2009	2010	2011	2012	2013
$13.5	$9.1	$10.1	$13.6	$18.3

* During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. The prior periods were revised to conform to current year presentation.

Ford Credit’s lease return volumes in 2013 were up significantly from 2012, reflecting primarily the higher lease placements in 2011 relative to prior years. Its 2013 lease return rate was 71%, up 9 percentage points compared with 2012 reflecting lower auction values.

In 2013, Ford Credit’s auction values for both 24-month and 36-month vehicles declined, consistent with industry trends.

Ford Credit’s worldwide net investment in operating leases was $18.3 billion at the end of 2013, up from $13.6 billion in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2012 Compared with 2011

The chart below details the change in Ford Credit’s 2012 pre-tax results compared with 2011 by causal factor.

FORD CREDIT
2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
$2,404
$(707)
$1,697
$58
$(283)
$(125)
$(523)
$166
2011
2012
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

Receivables (Bils.)	2011	2012
Net (a)	$82	$89
Managed (b)	85	92

a) Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Net investment in operating leases now includes unearned interest supplements and residual support. The prior period was revised to conform to current year presentation.

b) Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to current year presentation.

The unfavorable lease residual performance primarily reflected lower residual gains, driven by lower termination and return volumes and lower per-unit gains. On average, vehicles were sold at gains in 2011 and 2012, but Ford Credit had fewer lease vehicles returned. For 2012, the lower return volume and smaller per-unit gains resulted in $523 million adverse residual performance when compared to 2011.

Lower financing margin is more than explained by a reduction in revenue from consumer finance receivables and operating leases in North America. This decline reflected the run-off of higher yielding consumer finance receivables and operating leases originated in prior years and the origination in more recent years of lower yielding assets. Interest expense as a percent of average receivables decreased, but at a lower rate.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors,” as well as Note 29 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Gross cash is detailed below as of the dates shown (in billions):

	December 31,	December 31,	December 31,
	2013	2012	2011
Cash and cash equivalents	$5.0	$6.2	$7.9
Marketable securities	20.1	18.2	15.0
Total cash, marketable securities, and loaned securities	25.1	24.4	22.9
Securities-in-transit (a)	(0.3)	(0.1)	—
Gross cash	$24.8	$24.3	$22.9
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Within our Automotive gross cash portfolio, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at December 31, 2013.

In managing our business, we classify changes in Automotive gross cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other—primarily financing-related). Our key liquidity metrics are operating-related cash flow (which best represents the ability of our Automotive operations to generate cash), Automotive gross cash, and Automotive liquidity. Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	December 31, 2013	December 31, 2012
Gross cash	$24.8	$24.3
Available credit lines
Revolving credit facility, unutilized portion	10.7	9.5
Local lines available to foreign affiliates, unutilized portion	0.7	0.7
Automotive liquidity	$36.2	$34.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash. This differs from a cash flow statement prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and differs from Net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure.

Changes in Automotive gross cash are summarized below (in billions):

	2013	2012	2011
Gross cash at end of period	$24.8	$24.3	$22.9
Gross cash at beginning of period	24.3	22.9	20.5
Change in gross cash	$0.5	$1.4	$2.4

Automotive income before income taxes (excluding special items)	$6.9	$6.3	$6.3
Capital spending	(6.6)	(5.5)	(4.3)
Depreciation and tooling amortization	4.1	3.7	3.6
Changes in working capital (a)	(0.4)	(2.3)	0.3
Other/Timing differences (b)	2.1	1.2	(0.3)
Automotive operating-related cash flows	6.1	3.4	5.6

Separation payments	(0.3)	(0.4)	(0.3)
Net receipts from Financial Services sector (c)	0.4	0.7	4.2
Other (d)	0.4	1.1	(0.2)
Cash flow before other actions	6.6	4.8	9.3

Changes in debt	0.7	0.9	(6.0)
Funded pension contributions	(5.0)	(3.4)	(1.1)
Dividends/Other items	(1.8)	(0.9)	0.2
Change in gross cash	$0.5	$1.4	$2.4
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, and warranty, as well as additional factors, such as the impact of tax payments.

(c)	Primarily distributions from Ford Holdings (Ford Credit’s parent) and tax payments received from Ford Credit.

(d)	2012 includes cash and marketable securities resulting from the consolidation of AAI.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	2013	2012	2011
Net cash provided by/(used in) operating activities	$7.7	$6.3	$9.4
Items included in operating-related cash flows
Capital spending	(6.6)	(5.5)	(4.3)
Proceeds from the exercise of stock options	0.3	—	0.1
Net cash flows from non-designated derivatives	(0.3)	(0.8)	0.1
Items not included in operating-related cash flows
Separation payments	0.3	0.4	0.3
Funded pension contributions	5.0	3.4	1.1
Tax refunds, tax payments, and tax receipts from affiliates	(0.3)	(0.1)	(1.4)
Settlement of outstanding obligation with affiliates	—	(0.3)	—
Other	—	—	0.3
Operating-related cash flows	$6.1	$3.4	$5.6

Credit Agreement. At December 31, 2013, lenders under our Amended and Restated Credit Agreement dated as of November 24, 2009, as further amended (the “revolving credit facility”), had commitments totaling $10.7 billion with a November 30, 2017 maturity date, and commitments totaling $50 million with a November 30, 2015 maturity date. The revolving credit facility is unsecured and free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Total Company” below), the guarantees of certain subsidiaries will be required.

At December 31, 2013, the utilized portion of the revolving credit facility was $83 million, representing amounts utilized as letters of credit. Less than 4.5% of the commitments in the revolving credit facilities are from financial institutions based in Italy and Spain. There are no commitments from financial institutions based in Greece, Ireland, or Portugal.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2013, an aggregate of $5 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

European Investment Bank (“EIB”) Credit Facilities.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $551 million at December 31, 2013) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $744 million at December 31, 2013) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at December 31, 2013.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively.  Proceeds of loans drawn under the EIB Romania Facility have been used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility have been used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under each facility are five-year, non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% and from us for approximately 20% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain’s obligations to the government of the United Kingdom.

Export-Import Bank of the United States (“Ex-Im”) and Private Export Funding Corporation (“PEFCO”) Secured Revolving Loan. At December 31, 2013, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility was renewed on June 15, 2013 and will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At December 31, 2013, we had $802 million of local credit facilities available to non-U.S. Automotive affiliates, of which $99 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	December 31, 2013	December 31, 2012
Gross cash	$24.8	$24.3
Less:
Long-term debt	14.4	12.9
Debt payable within one year	1.3	1.4
Total debt	15.7	14.3
Net cash	$9.1	$10.0

Total debt at December 31, 2013 increased by $1.4 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043 in the first quarter and the consolidation of about $500 million of debt from our Romanian operations in the first quarter, offset partially by the redemption of about $600 million of 7.50% Notes due June 10, 2043 and four quarterly installment payments on the ATVM loan which totaled about $600 million. Proceeds from the debt issuance that were not used for reduction of higher-cost debt were used for pension contributions, which will reduce our pension expense by a greater amount than the interest incurred on the debt. Notwithstanding the increase in debt, we continue to expect to reduce Automotive debt levels to about $10 billion by mid-decade. We plan to achieve this reduction by using cash from operations to make quarterly installment payments on the ATVM loan, repay the EIB and Ex-Im loans at maturity, and take other debt reduction actions, such as causing conversions of and redeeming our outstanding convertible debt, and repurchasing other outstanding debt securities.

Pension Plan Contributions and Strategy. Worldwide, our defined benefit pension plans were underfunded by $9 billion at December 31, 2013 and $18.7 billion at December 31, 2012. This represents an improvement of nearly $10 billion, driven primarily by higher discount rates and cash contributions. The U.S. weighted-average discount rate increased 90 basis points to 4.74% at year-end 2013 from 3.84% at year-end 2012. Of the $9 billion underfunded position at year-end 2013, about $6 billion is associated with our unfunded plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our long-term strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy reduces balance sheet, cash flow, and income exposures and, in turn, reduces our risk profile. The key elements of this strategy include:

•	Limiting liability growth in our defined benefit plans by closing participation to new participants;

•	Reducing plan deficits through discretionary cash contributions;

•
Progressively re-balancing assets to more fixed income investments, with a target asset allocation to be reached over the next few years of about 80% fixed income investments and 20% growth assets, which will provide a better matching of plan assets to the characteristics of the liabilities, thereby reducing our net exposure; and

•	Taking other strategic actions to reduce pension liabilities, such as the voluntary lump sum payout program completed in 2013 for U.S. salaried retirees.

In 2013, we contributed $5 billion to our global funded pension plans (including $3.4 billion in discretionary contributions to our U.S. plans), an increase of $1.6 billion compared with 2012. During 2014, we expect to contribute $1.5 billion from Automotive cash and cash equivalents to our global funded pension plans, most of which will be mandatory contributions. We also expect to make $400 million of benefit payments to participants in unfunded plans, for a combined total of $1.9 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2014.

Based on present assumptions, contributions to our global funded plans in 2015 and 2016 are expected to average between $1 billion and $2 billion per year, including both required and discretionary contributions. After 2016 and once we have fully de-risked our funded pension plans, we expect contributions to these plans to be limited to ongoing service cost in the range of $500 million to $700 million per year.

We have continued to progressively increase the mix of fixed income assets in our U.S. plans with the objective of reducing funded status volatility.  The fixed income mix in our U.S. plans at year-end 2013 was 70%, up from 55% at year-end 2012. As shown under “Critical Accounting Estimates—Pension Plans,” this strategy has reduced the funded status sensitivity to changes in interest rates.

We have now completed our U.S. salaried voluntary lump-sum program, under which eligible retirees and former salaried employees were offered a lump-sum settlement for their remaining pension benefit. For the program in total, we made payments to approximately 35,000 people, about 37% of those offered. We settled $4.2 billion in obligations ($1.2 billion in 2012 and $3 billion in 2013) with an equal amount paid from plan assets, representing about 25% of the related plan liability.

Based on present planning assumptions for long-term asset returns, a normalization of discount rates, and planned cash contributions, we expect our global funded pension obligations to be fully funded by mid-decade, with variability on a plan-by-plan basis

For a detailed discussion of our pension plans, see Note 14 of the Notes to the Financial Statements.

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

Based on improved near-term cash flows and the identification of additional opportunities for profitable growth, we plan to increase the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure to about $7.5 billion annually with variation by year. This compares to our 2013 capital spending of $6.6 billion.

We will continue to work to strengthen further our balance sheet and improve our investment grade ratings; the amount of incremental capital required to do this will diminish over time as we achieve our target debt levels and fully fund and de-risk our global funded pension plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Funding Strategy. Ford Credit’s funding strategy remains focused on diversification and it plans to continue accessing a variety of markets, channels, and investors. Ford Credit completed its full-year 2013 funding plan, issuing $25 billion of public term funding. Ford Credit’s public unsecured issuance was about $11 billion, including over $640 million issued under the Ford Credit U.S. Retail Notes program.

Ford Credit’s liquidity remains strong and it ended the year with $21.4 billion of available liquidity and $34.5 billion of committed capacity, compared with about $19.7 billion and $31.5 billion, respectively, at December 31, 2012.

Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance, and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on Ford Credit’s ability to access debt and derivatives markets, or renew its committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to its funding plan. As a result of such events or regulation, Ford Credit may need to reduce new originations of receivables, thereby reducing its ongoing profits and adversely affecting its ability to support the sale of Ford vehicles. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Funding Sources. Ford Credit’s funding sources include primarily securitization transactions (including other structured financings) and unsecured debt. Ford Credit issues both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months. Ford Credit sponsors a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets.

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets. At December 31, 2013, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.3 billion. At December 31, 2013, the principal amount outstanding of Ford Credit’s unsecured commercial paper was about $2 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit does not hold reserves specifically to fund the payment of any of its unsecured short-term funding obligations. Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient to meet Ford Credit’s unsecured short-term funding obligations.

Cost of Funding Sources. The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Ford Credit’s asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates. The funding costs of Ford Credit’s floating rate demand notes change depending on market conditions.

In addition to enhancing Ford Credit’s liquidity and diversifying its funding sources, one of the main reasons that securitization remains a primary funding source has been the cost advantage its securitization transactions offer over its unsecured long-term debt funding. As its credit ratings improve, Ford Credit expects to increase the mix of unsecured funding. During 2013, the weighted average spread of the triple-A rated notes offered in Ford Credit’s U.S. public retail securitization transactions ranged from 9 to 25 basis points over the relevant benchmark rates and its U.S. institutional unsecured long-term debt transaction spreads ranged from 78 to 159 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio. The chart below details the trends in the funding of Ford Credit’s managed receivables:

FORD CREDIT FUNDING STRATEGY

Billions

Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt
Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$33
$3
$9
$12
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
~$110
$~3
$~6
$40-45
$50-54
$5-6
$11-12
$9-11
Year-End 2011
Year-End 2012
Year-End 2013
Year-End 2014 Fcst.

Securitized Funding as Percentage of Managed Receivables	2011	2012	2013	2014 Fcst.
	55%	47%	44%	38-42%

(a) The Ford Interest Advantage program consists of Ford Credit's floating rate demand notes.

(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c) Excludes marketable securities related to insurance activities.

At year-end 2013, managed receivables were $103 billion and Ford Credit ended the year with about $11 billion in cash. Securitized funding was 44% of managed receivables, down from 47% at year-end 2012, reflecting a greater mix of unsecured debt.

Ford Credit is projecting 2014 year-end managed receivables of about $110 billion and securitized funding as a percentage of managed receivables in the range of 38% to 42%. This percentage will continue to decline going forward.

Public Term Funding Plan. The following table illustrates Ford Credit’s planned issuances for full-year 2014, and its public term funding issuances in 2013, 2012, and 2011 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014 Forecast	2013	2012	2011
Unsecured	$ 9-12	$11	$9	$8
Securitizations (a)	12-15	14	14	11
Total	$ 21-27	$25	$23	$19
__________

(a)	Includes Rule 144A offerings.

In 2013, Ford Credit completed $25 billion of public term funding in the United States, Canada, and Europe, including about $11 billion of unsecured debt and $14 billion of securitizations.

For 2014, Ford Credit projects full-year public term funding in the range of $21 billion to $27 billion, including $9 billion to $12 billion of unsecured debt and $12 billion to $15 billion of public securitizations. Through February 17, 2014, Ford Credit has completed $1.6 billion of public term funding, consisting of a securitization transaction in the United States.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	December 31, 2013	December 31, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$10.8	$10.9	$12.1
Unsecured credit facilities	1.6	0.9	0.7
FCAR bank lines	3.5	6.3	7.9
Conduit / Bank Asset-Backed Securitizations (“ABS”)	29.4	24.3	24.0
Total liquidity sources	$45.3	$42.4	$44.7

Utilization of Liquidity
Securitization cash (c)	$(4.4)	$(3.0)	$(3.7)
Unsecured credit facilities	(0.4)	(0.1)	(0.2)
FCAR bank lines	(3.3)	(5.8)	(6.8)
Conduit / Bank ABS	(14.7)	(12.3)	(14.5)
Total utilization of liquidity	(22.8)	(21.2)	(25.2)
Gross liquidity	22.5	21.2	19.5
Capacity in excess of eligible receivables	(1.1)	(1.5)	(2.4)
Liquidity available for use	$21.4	$19.7	$17.1
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

At December 31, 2013, Ford Credit had $45.3 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $22.8 billion at year-end 2013, compared with $21.2 billion at year-end 2012. The increase of $1.6 billion reflects higher securitization cash and usage of its unsecured credit facilities.

Ford Credit ended 2013 with gross liquidity of $22.5 billion. Capacity in excess of eligible receivables was $1.1 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $21.4 billion at year-end 2013, $1.7 billion higher than year-end 2012. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2013, Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.8 billion, compared with $10.9 billion at year-end 2012.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit’s cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.  Within Ford Credit’s cash, cash equivalents, and marketable securities, it did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at December 31, 2013. The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s securitization transactions of $4.4 billion and $3 billion at December 31, 2013 and 2012, respectively.

Ford Credit’s substantial liquidity and cash balance have provided it the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In 2013, Ford Credit called an aggregate principal amount of $163 million (of which none were maturing in 2013) of its unsecured debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $29.4 billion ($18.4 billion of retail financing, $5.7 billion of wholesale financing, and $5.3 billion of operating lease assets) at December 31, 2013, of which $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $24.5 billion (of which $5.0 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities in 2015. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At December 31, 2013, $14.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit’s experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At December 31, 2013, Ford Credit and its majority-owned subsidiaries had $1.6 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at December 31, 2013) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At December 31, 2013, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At December 31, 2013, the FCE Credit Agreement included £95 million (equivalent to $157 million at December 31, 2013) of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal, or Spain.

At December 31, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of Ford Credit’s asset-backed securities totaled $3.5 billion, down from $6.3 billion at December 31, 2012. This reduction has been offset by increases in other committed liquidity programs, leaving Ford Credit’s total sources of liquidity largely unchanged. Ford Credit will transition away from its FCAR program in 2014. During this transition Ford Credit will retain liquidity facilities sufficient to support FCAR’s asset-backed commercial paper and subordinated debt. FCAR has not made any purchases of asset-backed securities since March 2013 and will make no further purchases of asset-backed securities. Ford Credit’s plan is to completely wind down FCAR by second quarter 2014. Ford Credit has not issued any new FCAR commercial paper since year-end 2013, and Ford Credit does not plan to issue any in the future. To facilitate the wind-down of the program, in early 2014 Ford Credit began repurchasing asset-backed securities held by FCAR. Ford Credit is funding these purchases through available liquidity sources, including cash and committed liquidity facilities. In October 2013, Ford Credit established a new two-year syndicated committed asset-backed liquidity facility. The new facility, along with growth in other asset-backed private capacity, will offset the liquidity effects of winding down the FCAR program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities, including the impact of prepayments, of its finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. The following chart shows its cumulative maturities for the periods presented at December 31, 2013:

FORD CREDIT
BALANCE SHEET LIQUIDITY PROFILE

Billions

Assets (a)
Debt (b)
$69
$37(c)
$90
$58
$104
$75
$114
$99
2014
2015
2016
2017 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2014	2015	2016	2017 & Beyond
$4.5	$9.3	$9.0	$20.3

(a) Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).
(b) Retail and lease ABS are treated as amortizing immediately to match the underlying assets.
(c) Includes all of the wholesale ABS term and conduit maturities of $8.7 billion that otherwise contractually extend to 2015 and beyond.

Ford Credit’s balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for Ford Credit’s retail installment sale contracts and investment in operating leases. The 2014 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise extending beyond 2014. The chart above also reflects the following adjustments to debt maturities to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2014 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2014; and

•	Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Liquidity Risks. Despite its diverse sources of liquidity, Ford Credit’s ability to maintain this liquidity may be affected by the following factors (not necessarily listed in order of importance or probability of occurrence):

•	Prolonged disruption of the debt and securitization markets;

•	Global capital market volatility;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities Ford Credit offers;

•	Ford Credit’s ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within its asset-backed financing structures;

•	Inability to obtain hedging instruments;

•	Accounting and regulatory changes;

•	Ford Credit’s ability to maintain credit facilities and renew committed liquidity programs; and

•	Credit ratings assigned to Ford Credit.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31, 2013	December 31, 2012	December 31, 2011
Total debt (a)	$98.7	$89.3	$84.7
Equity	10.6	9.7	8.9
Financial statement leverage (to 1)	9.3	9.2	9.5
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31, 2013	December 31, 2012	December 31, 2011
Total debt (a)	$98.7	$89.3	$84.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.8)	(10.9)	(12.1)
Adjustments for derivative accounting (c)	(0.2)	(0.8)	(0.7)
Total adjusted debt	$87.7	$77.6	$71.9

Equity	$10.6	$9.7	$8.9
Adjustments for derivative accounting (c)	(0.3)	(0.3)	(0.2)
Total adjusted equity	$10.3	$9.4	$8.7
Managed leverage (to 1) (d)	8.5	8.3	8.3
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

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit deducts cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support its operations and amounts to support on-balance sheet securitization transactions. Ford Credit makes derivative accounting adjustments to its assets, debt, and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt obligations as they mature. As a result, Ford Credit excludes the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2013, Ford Credit’s managed leverage was 8.5:1, compared with 8.3:1 at December 31, 2012. In 2014, Ford Credit expects managed leverage to be in the range of 8:1 to 9:1. In 2013, Ford Credit paid $445 million in distributions to its parent, Ford Holdings LLC.

Total Company

Equity. At December 31, 2013, Total equity attributable to Ford Motor Company was $26.4 billion, an increase of about $10.4 billion compared with December 31, 2012. The increase primarily reflects favorable changes in Retained earnings, related to full-year 2013 Net income attributable to Ford Motor Company of $7.2 billion, offset partially by cash dividends declared of $1.6 billion, favorable changes in Accumulated other comprehensive income/(loss) of $4.6 billion, more than explained by favorable pension and OPEB adjustments, favorable changes in Capital in excess of par value of stock, related to compensation-related equity issuances of about $400 million, and changes in Treasury stock, related to stock re-purchases of about $200 million.

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

There have been no ratings actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 PLANNING ASSUMPTIONS AND KEY METRICS

The following summarizes results against planning assumptions and key metrics established at the beginning of 2013:

	2012	2013
	Full Year	Full Year
	Results	Plan	Results
Planning Assumptions
Industry Volume (a) -- U.S. (Mils.)	14.8	15.0 - 16.0	15.9
-- Europe (Mils.) (b)	14.0	13.0 - 14.0	13.7
-- China (Mils.)	19.0	19.5 - 21.5	22.2

Operational Metrics
Compared with Prior Year:
- Market Share -- U.S.	15.2%	Higher	15.7%
-- Europe (b)	7.9	About Equal	7.8
-- China (c)	3.2	Higher	4.1

- Quality	Mixed	Improve	Mixed

Financial Metrics
Compared with Prior Year:
- Total Company Pre-Tax Operating Profit (Bils.) (d)	$8.0	About Equal	$8.6
- Automotive Operating Margin (e)	5.3%	About Equal / Lower	5.4%
- Automotive Operating-Related Cash Flow (Bils.) (d)	$3.4	Higher	$6.1
__________

(a)	Includes medium and heavy trucks.

(b)	The 19 markets we tracked.

(c)	Includes Ford and JMC brand vehicles produced in China by unconsolidated affiliates.

(d)	Excludes special items; reconciliation to GAAP for full-year 2012 and 2013 provided in “Results of Operations” and “Liquidity and Capital Resources” above.

(e)	Automotive operating margin is defined as Automotive pre-tax results, excluding Other Automotive, divided by Automotive revenue.

PRODUCTION VOLUMES (a)

Our 2013 production volumes and first quarter 2014 projected production volumes are as follows (in thousands):

	2013 Actual				2014
	Fourth Quarter		Full Year		First Quarter Forecast
	Units	O/(U) 2012	Units	O/(U) 2012	Units	O/(U) 2013
North America	756	21	3,111	289	770	(14)
South America	104	(12)	474	57	100	(11)
Europe	333	(7)	1,443	(3)	380	(6)
Asia Pacific Africa	379	77	1,326	303	360	74
Total	1,572	79	6,354	646	1,610	43
__________
(a) Includes production of Ford and JMC brand vehicles produced by our unconsolidated affiliates.

We expect first quarter production to be about 1.6 million units, up 43,000 units from a year ago, reflecting higher volume in Asia Pacific Africa.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We project global economic growth to be in the range of 2.5% to 3%, with global industry sales in the 85 million to 90 million unit range. We expect U.S. economic growth to be in the range of 2.5% to 3%, with industry sales supported by continued improvement in the housing sector and replacement demand as a result of the older age of vehicles on the road. Policy uncertainty now is reduced, with the federal budget agreement and the Federal Reserve policy announcement in December 2013. In South America, Brazil’s economy is relatively weak with below trend growth, while in Argentina and Venezuela, there are escalating risks as both economies are weak with unclear economic policy direction. In Europe, on the other hand, economic indicators are stabilizing. For 2014, we expect gross domestic product growth of 1% in the Euro Area and 2% in the United Kingdom. The European Central Bank cut its policy interest rate to 0.25% in November 2013 and has indicated that it will keep rates low for an extended period. The Bank of England also indicated that it will keep rates low until the unemployment rate has declined. In Asia Pacific, stable economic growth in the 7.5% range is expected this year in China as it carries out structural reform and transitions to a consumption-led economy. Modest improvement is expected in India with growth in the 5% range as the country moves beyond election uncertainty and the new government ushers in more pro-growth economic policies. Recently, a number of emerging markets have experienced depreciating currencies due to global capital flows and domestic issues unique to each market; this could represent an additional challenge to the global outlook. Overall, despite challenges, we expect global economic growth to continue in 2014.

Total Company

In 2014, we are continuing to invest to create innovative products such as the all-new F-150 to ensure we have the freshest and most attractive product line-up in the industry. At the same time, we are investing to expand our portfolio into new markets, as well as adding capacity, where appropriate, to satisfy increasing demand. As a result, we expect 2014 to be another solid year and a critical next step forward in implementing our One Ford plan to continue delivering profitable growth for all. Our 2014 profit outlook by segment is as follows:

	2013 Full Year	2014 Full Year
	Results	Compared with 2013
	(Mils.)
Automotive (a)
North America	$8,781	Lower
South America	(34)	About Equal
Europe	(1,609)	Better
Middle East & Africa	N/A	About Breakeven
Asia Pacific	415	About Equal
Net Interest Expense	(801)	About Equal
Ford Credit	$1,756	About Equal
__________
(a) Excludes special items

North America

We expect North America to be strongly profitable in 2014, but at a lower level than in 2013, with an operating margin ranging from 8% to 9%. This outlook reflects the impact of launching 16 all-new or significantly refreshed products. As a result, we expect production downtime for model change-overs to result in lower wholesale volume than in 2013. For the all-new F-150, we are scheduling this year 11 weeks of production downtime, including the summer shutdown, at our Dearborn plant and two weeks, including the summer shutdown, at our Kansas City plant.

We expect net pricing in 2014 to be slightly unfavorable as we run out the outgoing models and we assume a continuation of a more competitive pricing environment for small and medium cars and utilities due to the weaker yen. We also expect higher manufacturing, engineering, and spending-related costs to support the launches, as well as for products and capacity actions that will be launched in later periods. Finally, we will not benefit this year from dealer stock increases as we did in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America

In South America, results are expected to be about equal to 2013, or about breakeven. This outlook reflects improved profitability in Brazil and Argentina, offset by deterioration in Venezuela, including very low levels of production and our planning assumption that a major devaluation with a $350 million profit effect will occur in the first quarter. There are risks to this outlook, however, given the volatility of the situation in Venezuela and increasing risks in Argentina, where devaluation of the peso is accelerating and the government recently issued controls on vehicle imports.

Europe

In Europe, we expect reduced losses, including restructuring costs of about $400 million that will be reported in 2014 operating results. The Europe transformation plan continues to progress well and the business unit remains on track to achieve profitability in 2015.

Middle East and Africa

Our new Middle East and Africa business unit is expected to approach breakeven results.

Asia Pacific

Asia Pacific pre-tax profit is expected to be about the same as 2013, reflecting continued investments to support growth in 2014 and beyond, a slower rate of revenue and volume growth than a year ago due to production constraints, a more competitive pricing environment, and finally, unfavorable results in Australia as we restructure the business and reflect the effects of a weakening Australian dollar.

Net Interest Expense

We expect Automotive net interest expense this year to be about the same as 2013.

Ford Credit

Ford Credit expects 2014 pre-tax profit to be about equal to 2013. Profit from growth in receivables should offset the continued normalization of credit losses, the continued run-off of higher-yielding assets, and the impact of Ford Credit’s strategy to increase its percentage of unsecured debt as we continue to build a stronger investment-grade company. Ford Credit also expects managed receivables at year end of about $110 billion, managed leverage to continue in the range of 8:1 to 9:1, and distributions to its parent of about $250 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2014 include the following:

	2013	2014
	Full Year	Full Year
	Results	Plan	Outlook
Planning Assumptions
Industry Volume (a) -- U.S. (Mils.)	15.9	16.0 - 17.0	On Track
-- Europe (Mils.) (b)	13.8	13.5 - 14.5	On Track
-- China (Mils.)	22.2	22.5 - 24.5	On Track

Key Metrics
Automotive (Compared with 2013):
- Revenue (Bils.)	$139.4	About Equal	On Track
- Operating Margin (c)	5.4%	Lower	On Track
- Operating-Related Cash Flow (Bils.) (d)	$6.1	Substantially Lower	On Track

Ford Credit (Compared with 2013):
- Pre-Tax Profit (Bils.)	$1.8	About Equal	On Track

Total Company:
- Pre-Tax Profit (Bils.) (d)	$8.6	$7 - $8 Billion	On Track
__________

(a)	Includes medium and heavy trucks.

(b)	The 20 markets we track (traditional 19 markets plus Romania).

(c)	Automotive operating margin is defined as Automotive pre-tax results, excluding Other Automotive, divided by Automotive revenue.

(d)	Excludes special items; reconciliation to GAAP for full-year 2013 provided in “Results of Operations” and “Liquidity and Capital Resources” above.

For 2014, we project U.S. industry volume, including medium-heavy trucks, to range from 16 million to 17 million units. In Europe, we expect a range of 13.5 million to 14.5 million units. In China, we expect volume to range from 22.5 million to 24.5 million units.

For our financial metrics, which are now aligned to the key drivers of total shareholder return, we expect Automotive revenue in 2014 to be about the same as 2013, Automotive operating margin to be lower, and Automotive operating-related cash flow to be positive but substantially lower than 2013, including higher capital spending consistent with our mid-decade outlook of about $7.5 billion.

Ford Credit’s 2014 pre-tax profit is expected to be about equal to 2013.

We expect our operating effective tax rate to normalize at about 35%, compared with 27% last year.

Our outlook for 2014 is unchanged from the outlook we previously provided, with total Company pre-tax profit, excluding special items, expected to range from $7 billion to $8 billion.

ONE FORD PLAN

We remain focused on delivering the key aspects of the One Ford plan, which are unchanged:

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

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” above.

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

Warranty and Product Recalls

Nature of Estimates Required. We accrue the estimated cost of basic warranty coverages for each vehicle at the time of sale. We establish estimates using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Where little or no claims experience exists, we rely on historical averages. See
Note 29 of the Notes to the Financial Statements for information regarding costs for warranty actions. Separately, we also accrue at the time of sale for potential product recalls based on historical experience. Product recalls are distinguishable from warranty coverages in that the actions may extend beyond basic warranty coverage periods.

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

Pensions and Other Postretirement Employee Benefits

Nature of Estimates Required. The estimation of our defined benefit pension and OPEB plan obligations and expenses requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as demographic experience and health care cost increases. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•
Discount rates. Our discount rate assumption is based primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve comprised of high-quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

•
Expected long-term rate of return on plan assets. Our expected long-term rate of return assumption reflects historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy such as asset mix. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

•	Salary growth. Our salary growth assumption reflects our long-term actual experience, outlook, and assumed inflation.

•	Inflation. Our inflation assumption is based on an evaluation of external market indicators, including real gross domestic product growth and central bank inflation targets.

•
Expected contributions. Our expected amount and timing of contributions is based on an assessment of minimum requirements, cash availability, and other considerations (e.g., funded status, avoidance of regulatory premiums and levies, and tax efficiency).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Assumptions are set at each year end and are generally not changed unless there is a major plan event such as a significant curtailment or settlement that would trigger a plan remeasurement

The effects of actual results differing from our assumptions and the effects of changing assumptions are recorded as unamortized net gains or losses in Accumulated other comprehensive income/(loss) on our balance sheet. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

See Note 14 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2013 weighted average discount rate was 4.74% for U.S. plans and 4.07% for non-U.S. plans, reflecting increases of 90 and 15 basis points, respectively, compared with year-end 2012. In 2013, the U.S. actual return on assets was 3.7%, which was lower than the expected long-term rate of return of 7.4%. These differences resulted in a net reduction in unamortized losses of about $4 billion which are expected to be recognized as a component of net expense over the expected future years of service (approximately 11 years for the major U.S. plans).

For 2014, the expected long-term rate of return on assets for U.S. plans is 6.89%, down about 50 basis points compared with a year ago, reflecting higher fixed income allocation.

Worldwide pension expense excluding special items was $1.6 billion in 2013. Based on year-end assumptions, we expect 2014 pension expense to be lower compared with 2013.

De-risking Strategy. As previously disclosed, we adopted a broad global de-risking strategy which increases the matching characteristics of our assets relative to our obligation as funded status improves. Changes in interest rates (which directly influence changes in discount rates), in addition to other factors, have a significant impact on the value of our pension obligation and fixed income asset portfolio. As we de-risk our plans and increase their allocation to fixed income investments over time, we expect that the funded status sensitivity to changes in interest rates will be significantly reduced, as any change should result in offsetting effects in the value of our pension obligation and the value of the fixed income asset portfolio.

Sensitivity Analysis. The December 31, 2013 pension funded status and 2014 expense are affected by year-end 2013 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors which generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our net funded status. The table below estimates the impact as of December 31, 2013 on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis	Increase/(Decrease) in
	Point	December 31, 2013 Funded Status
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps.	$4,300/(5,300)	$4,200/(4,800)
Interest rate - fixed income assets	+/- 100	(3,500)/4,300	(1,200)/1,500
Net impact on funded status		$800/(1,000)	$3,000/(3,300)

The fixed income asset sensitivity shown excludes other fixed income return components (e.g., bond coupon and active management excess returns), growth asset returns and changes in value of related insurance contracts. Other factors that impact net funded status (e.g., contributions) are not reflected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discount rates and the expected long-term rate of return on assets have the largest impact on pension expense. These assumptions are generally set at each year end for expense recorded throughout the following year. The estimated effect on 2014 pension expense of an increase/decrease in assumption for these factors is shown below (in millions):

	Basis	Increase/(Decrease) in
	Point	2014 Expense
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 10 bps.	$(30)/35	$(35)/35
Expected long-term rate of return on assets	+/- 10	(40)/40	(20)/20

The sensitivities shown may not be additive. The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to an increase in discount rates assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for U.S. OPEB plans at December 31, 2013 was 4.65%, compared with 3.80% at December 31, 2012, resulting in an unamortized gain of $430 million. This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 12 years).

Sensitivity Analysis. The effect on U.S. and Canadian plans of a 100 basis point increase/(decrease) in the assumed discount rate would be a (decrease)/increase in the postretirement health care benefit expense for 2014 of approximately $(30) million/$40 million, and in the year-end 2013 obligation of approximately $(620) million/$740 million.

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

Assumptions and Approach Used. We are subject to the income tax laws and regulations of the many jurisdictions in which we operate. These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. We recognize benefits for these uncertain tax positions based upon a process that requires judgment regarding the technical application of the laws, regulations, and various related judicial opinions. If, in our judgment, it is more likely than not that the uncertain tax position will be settled favorably to us, we estimate an amount that ultimately will be realized. This process is inherently subjective, since it requires our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in facts and circumstances, such as new regulations or recent judicial opinions, as well as the status of audit activities by taxing authorities. Changes to our estimate of the amount to be realized are recorded in our provision for income taxes during the period in which the change occurred.

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

Changes in our judgment regarding the ability to recover our deferred tax assets are reflected in our tax provision in the periods in which the changes occur. With the continued implementation of our One Ford plan and the strength of our U.S. operations, we released valuation allowances related to certain U.S. state and local net operating losses at year-end 2013, resulting in a $418 million benefit in our provision for income taxes.

We presently believe that a valuation allowance of $1.6 billion is required, primarily for deferred tax assets related to our South America operations. We believe that we ultimately will recover the remaining $20.1 billion of deferred tax assets. We have assessed recoverability of these assets, and concluded that no valuation allowance is required.

For additional information regarding income taxes, see Note 22 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Credit Losses

The allowance for credit losses is Ford Credit’s estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet. Consistent with its normal practices and policies, Ford Credit assesses the adequacy of its allowance for credit losses quarterly and regularly evaluates the assumptions and models used in establishing the allowance. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. See Note 8 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Nature of Estimates Required. Ford Credit estimates the probable credit losses inherent in finance receivables and operating leases based on several factors.

Consumer Portfolio. The retail financing and operating lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of Ford Credit’s present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.

Assumptions Used. Ford Credit makes projections of two key assumptions:

•	Frequency. The number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time, measured as repossessions; and

•
Loss severity. The expected difference between the amount of money a customer owes Ford Credit when it charges off the finance contract and the amount Ford Credit receives, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

Ford Credit uses these assumptions to assist it in estimating its allowance for credit losses.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2013 Allowance for Credit Losses	2014 Expense
Repossession ratios (a)	+/- 0.1 pt.	$27/$(27)	$27/$(27)
Loss severity	+/- 1.0	3/(3)	3/(3)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

Non-Consumer Portfolio. Ford Credit estimates an allowance using a loss-to-receivables model for non-consumer receivables that are not specifically identified as impaired. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance. The non-consumer portfolio is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer). The loans are analyzed to determine if individual loans are impaired, and a specific allowance is estimated for the expected loss of the impaired loans.

Changes in Ford Credit’s assumptions affect the Provision for credit losses and insurance losses on our income statement and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet, in each case under the Financial Services sector.

Accumulated Depreciation on Vehicles Subject to Operating Leases

Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in Ford Credit’s operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit monitors residual values each month, and it reviews the adequacy of accumulated depreciation on a quarterly basis. If Ford Credit believes that the expected residual values for its vehicles have changed, it revises depreciation to ensure that net investment in operating leases (equal to the acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect Ford Credit’s revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases and are recorded prospectively on a straight-line basis.

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. For additional information on residual risk on operating leases, refer to the “Residual Risk” section above.

Nature of Estimates Required. Each operating lease in Ford Credit’s portfolio represents a vehicle it owns that has been leased to a customer. At the time Ford Credit purchases a lease, it establishes an expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.

Assumptions Used. Ford Credit’s accumulated depreciation on vehicles subject to operating leases is based on assumptions regarding:

•	Auction value. Ford Credit’s projection of the market value of the vehicles when sold at the end of the lease; and

•	Return volume. Ford Credit’s projection of the number of vehicles that will be returned at lease-end.

See Note 7 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

 Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2013 Accumulated Depreciation on Vehicles Subject to Operating Leases	2014 Expense
Future auction values	+/- 1.0	$(71)/$71	$(31)/$31
Return volumes	+/- 1.0	6/(6)	4/(4)

The impact of the increased accumulated supplemental depreciation in 2013 would be charged to expense in the
2014–2017 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases, in each case under the Financial Services sector.

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

The table below summarizes our contractual obligations as of December 31, 2013 (in millions):

	Payments Due by Period
	2014	2015 - 2016	2017 - 2018	2019 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$686	$4,276	$1,678	$8,701	$15,341
Interest payments relating to long-term debt (c)	681	1,218	1,030	7,663	10,592
Capital leases	11	16	9	2	38
Pension funding (d)	354	860	—	—	1,214
Off-balance sheet
Purchase obligations	1,800	1,690	926	958	5,374
Operating leases	199	296	153	134	782
Total Automotive sector	3,731	8,356	3,796	17,458	33,341

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	21,811	37,833	16,300	8,054	83,998
Interest payments relating to long-term debt (c)	2,441	3,120	1,497	1,544	8,602
Capital leases	1	—	—	—	1
Off-balance sheet
Purchase obligations	25	3	2	—	30
Operating leases	47	81	45	18	191
Total Financial Services sector	24,325	41,037	17,844	9,616	92,822
Total Company	$28,056	$49,393	$21,640	$27,074	$126,163
__________
(a) Amount includes, prior to adjustment noted above, $695 million for the Automotive sector and $21,812 million for the Financial Services sector for the current portion of long-term debt. See Note 15 of the Notes to the Financial Statements for additional discussion.
(b) Automotive sector excludes unamortized debt discounts/premiums of $(255) million. Financial Services sector excludes unamortized debt discounts of $(91) million and adjustments of $103 million related to designated fair value hedges of the debt.
(c) Excludes amortization of debt discounts/premiums.
(d) Amounts represent our estimate of contractually obligated deficit contributions to U.K. plans. See Note 14 for further information regarding our expected 2014 pension contributions and funded status.

The amount of unrecognized tax benefits for 2013 of $1.6 billion (see Note 22 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 7, 14, and 15, respectively, of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

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

In addition, as discussed in Item 7, our senior management team meets at least weekly to review our business environment, risks and opportunities, strategy, and business plan, and to identify areas of our plan that need special attention while pursuing opportunities to improve our plan. We believe this process gives us a clear picture of our business in real time and the ability to respond quickly and decisively to new issues and changing conditions.

Our Automotive and Financial Services sectors are exposed to liquidity risk, including the possibility of having to curtail business or being unable to meet financial obligations as they come due because funding sources may be reduced or become unavailable. Our plan is to maintain funding sources to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in Item 7, our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances, equity and equity-linked issuances, and bank borrowings.

We are exposed to a variety of insurable risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through the purchase of commercial insurance that is designed to protect us above our self-insured retentions against events that could generate significant losses.

Direct responsibility for the execution of our market risk management strategies resides with our Treasurer’s Office and is governed by written policies and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are approved by the GRMC, and reviewed by the Audit Committee of our Board of Directors.

In accordance with our corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). We do not use derivative contracts for trading, market-making, or speculative purposes. In certain instances, we forgo hedge accounting, and in certain other instances, our derivatives do not qualify for hedge accounting. Either situation results in unrealized gains and losses that are recognized in income. For additional information on our derivatives, see Note 16 of the Notes to the Financial Statements.

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

Foreign currency risk, commodity risk, and interest rate risk are measured and quantified using a model to evaluate the sensitivity of market value to instantaneous, parallel shifts in rates and/or prices.

Foreign Currency Risk. Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in currency exchange rates. Accordingly, our normal practice is to use derivative instruments, when available, to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, and firm commitments denominated in foreign currencies. In our hedging actions, we use derivative instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2013, was an asset of $158 million compared with a liability of $268 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been about $2 billion at December 31, 2013, unchanged from December 31, 2012.

Commodity Price Risk.  Commodity price risk is the possibility that our financial results could be better or worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). Accordingly, our normal practice is to use derivative instruments, when available, to hedge the price risk with respect to forecasted purchases of those commodities that we can economically hedge (primarily base metals and precious metals). In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of December 31, 2013 was an asset of $4 million, compared with a liability of $101 million as of December 31, 2012. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would have been $70 million at December 31, 2013, compared with $103 million at December 31, 2012. The lower sensitivity from the end of last year primarily results from a decrease in the amount of commodities hedged during 2013 with forward contracts, partially offset by an increase in the amount of commodities hedged with option contracts.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2013, we had $24.8 billion in our Automotive investment portfolios, compared to $24.3 billion at December 31, 2012. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the income statement. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $193 million as calculated as of December 31, 2013. This compares to $185 million, as calculated as of December 31, 2012. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

Counterparty Risk. Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed income instruments and derivative contracts used for managing interest rate, foreign currency exchange rate, and commodity price risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance and estimated loss projections which are calculated from ratings-based historical default probabilities and market-based credit default swap (“CDS”) spreads. The exposure limits are lower for lower-rated counterparties, counterparties that have relatively higher CDS spreads, and for longer-dated exposures. Our exposures are monitored on a regular basis and included in periodic reports to our Treasurer.

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

FORD CREDIT MARKET RISK

Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor, and manage, in accordance with defined policies and procedures:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect cash flow and economic value;

•	Credit risk - the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds received at lease termination will be lower than projections or return volumes will be higher than projections; and

•	Liquidity risk - the possibility that Ford Credit may be unable to meet all of its current and future obligations in a timely manner.

Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and services are priced consistent with these risks. Credit and residual risks, as well as liquidity risk, are discussed above in Item 7. A discussion of Ford Credit’s market risks (interest rate risk and foreign currency risk) is included below.

Interest Rate Risk. Ford Credit is exposed to interest rate risk to the extent that its assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Ford Credit’s assets consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

Debt consists primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit may borrow at terms longer than the terms of its assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Ford Credit’s interest rate risk management objective is to reduce volatility in its cash flows and volatility in its economic value from changes in interest rates based on an established risk tolerance.

Ford Credit uses economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. It then enters into interest rate swaps to convert portions of its floating-rate debt to fixed or its fixed-rate debt to floating to ensure that Ford Credit’s exposure falls within the established tolerances. Ford Credit also uses pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with Ford Credit’s interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Ford Credit’s Asset-Liability Committee reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

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

Under these interest rate scenarios, Ford Credit expects more assets than debt and liabilities to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on Ford Credit’s assets will increase more than the interest paid on Ford Credit’s debt, thereby initially increasing Ford Credit’s pre-tax cash flow. During a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially decrease. Ford Credit’s pre-tax cash flow sensitivity to interest rate movement is highlighted in the table below.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Pre-tax cash flow sensitivity as of year-end 2013 and 2012 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2013	$63	$(63)
December 31, 2012	77	(77)
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

While the sensitivity analysis presented is Ford Credit’s best estimate of the impacts of the specified assumed interest rate scenarios, its actual results could differ from those projected. The model Ford Credit uses to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit’s repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, Ford Credit’s actual prepayment experience could be different than projected.

Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros and Pound Sterling. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure relating to changes in currency exchange rates is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments as of December 31, 2013 was an asset of $79 million, compared to an asset of $856 million as of December 31, 2012.

ITEM 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page FS-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2013 and 2012 are provided in Note 28 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2013, we launched the second phase of a new treasury management system by replacing the legacy system for managing cash equivalents and marketable securities. In subsequent periods, the remaining phases of the treasury management system will be launched.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management Stock Ownership” in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Corporate Governance—Board Committees,” “Board Committee Membership,” and “ Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in 2013,” “Pension Benefits in 2013,” “Nonqualified Deferred Compensation in 2013,” and “Potential Payments Upon Termination or Change in Control.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Management Stock Ownership” in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors and Relevant Facts and Circumstances” in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report” in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2013 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement and Sector Income Statement for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2013 and 2012.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Equity for the years ended December 31, 2013, 2012, and 2011.

•	Notes to the Financial Statements.

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

Schedule II is filed as part of this Report and is set forth on page FSS-1 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated and Sector Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed with this Report
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Designation	Description	Method of Filing
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed with this Report
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed with this Report.
Exhibit 10-L	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed with this Report.
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2012.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2013.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2014.**	Filed with this Report.
Exhibit 10-O-5	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed as Exhibit 10-N-7 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed with this Report.
Exhibit 10-O-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Designation	Description	Method of Filing
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-W-1	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W-2	Form of Alan Mulally Agreement Amendment, effective as of December 31, 2008.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-W-3	Form of Alan Mulally Agreement Amendment, dated February 15, 2013.**	Filed as Exhibit 10-V-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-Y	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-Y-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-Y-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*
Exhibit 10-Z	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Designation	Description	Method of Filing
Exhibit 10-AA	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-BB	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-BB-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 10-CC	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-DD	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of February 6, 2014.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 18, 2014
William Clay Ford, Jr.

ALAN MULALLY*	Director, President and Chief Executive Officer	February 18, 2014
Alan Mulally	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 18, 2014
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 18, 2014
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director	February 18, 2014
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 18, 2014
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 18, 2014
Richard A. Gephardt

JAMES P. HACKETT*	Director	February 18, 2014
James P. Hackett

JAMES H. HANCE, JR.*	Director	February 18, 2014
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director	February 18, 2014
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 18, 2014
Jon M. Huntsman, Jr.

Signature	Title	Date

JOHN C. LECHLEITER*	Director	February 18, 2014
John C. Lechleiter

RICHARD A. MANOOGIAN*	Director and Chair of the Compensation Committee	February 18, 2014
Richard A. Manoogian

ELLEN R. MARRAM*	Director	February 18, 2014
Ellen R. Marram

HOMER A. NEAL*	Director and Chair of the Sustainability Committee	February 18, 2014
Homer A. Neal

GERALD L. SHAHEEN*	Director and Chair of the Nominating and Governance Committee	February 18, 2014
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 18, 2014
John L. Thornton

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 18, 2014
Bob Shanks	(principal financial officer)

STUART ROWLEY*	Vice President and Controller	February 18, 2014
Stuart Rowley	(principal accounting officer)

*By: /s/ BRADLEY M. GAYTON		February 18, 2014
Bradley M. Gayton
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2014

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2013	2012	2011
Revenues
Automotive	$139,369	$126,567	$128,168
Financial Services	7,548	6,992	7,437
Total revenues	146,917	133,559	135,605

Costs and expenses
Automotive cost of sales	125,234	112,992	113,611
Selling, administrative, and other expenses	13,176	11,494	10,884
Financial Services interest expense	2,860	3,115	3,614
Financial Services provision for credit and insurance losses	208	77	(36)
Total costs and expenses	141,478	127,678	128,073

Automotive interest expense	829	713	817

Automotive interest income and other income/(loss), net (Note 19)	974	1,599	1,091
Financial Services other income/(loss), net (Note 19)	348	365	375
Equity in net income of affiliated companies	1,069	588	500
Income before income taxes	7,001	7,720	8,681
Provision for/(Benefit from) income taxes (Note 22)	(147)	2,056	(11,541)
Net income	7,148	5,664	20,222
Less: Income/(Loss) attributable to noncontrolling interests	(7)	(1)	9
Net income attributable to Ford Motor Company	$7,155	$5,665	$20,213

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 24)
Basic income	$1.82	$1.48	$5.33
Diluted income	1.76	1.42	4.94

Cash dividends declared	0.40	0.15	0.05

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2013	2012	2011
Net income	$7,148	$5,664	$20,222
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(506)	142	(720)
Derivative instruments	215	6	(152)
Pension and other postretirement benefits	4,914	(4,268)	(3,553)
Net holding gains/(losses)	—	—	2
Total other comprehensive income/(loss), net of tax	4,623	(4,120)	(4,423)
Comprehensive income	11,771	1,544	15,799
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(7)	(1)	7
Comprehensive income attributable to Ford Motor Company	$11,778	$1,545	$15,792

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the years ended December 31,
	2013	2012	2011
AUTOMOTIVE
Revenues	$139,369	$126,567	$128,168
Costs and expenses
Cost of sales	125,234	112,992	113,611
Selling, administrative, and other expenses	9,997	9,006	9,060
Total costs and expenses	135,231	121,998	122,671

Interest expense	829	713	817

Interest income and other income/(loss), net (Note 19)	974	1,599	1,091
Equity in net income of affiliated companies	1,046	555	479
Income before income taxes — Automotive	5,329	6,010	6,250

FINANCIAL SERVICES
Revenues	7,548	6,992	7,437
Costs and expenses
Interest expense	2,860	3,115	3,614
Depreciation on vehicles subject to operating leases (Note 7)	2,411	1,795	1,140
Operating and other expenses	768	693	684
Provision for credit and insurance losses	208	77	(36)
Total costs and expenses	6,247	5,680	5,402

Other income/(loss), net (Note 19)	348	365	375
Equity in net income of affiliated companies	23	33	21
Income before income taxes — Financial Services	1,672	1,710	2,431

TOTAL COMPANY
Income before income taxes	7,001	7,720	8,681
Provision for/(Benefit from) income taxes (Note 22)	(147)	2,056	(11,541)
Net income	7,148	5,664	20,222
Less: Income/(Loss) attributable to noncontrolling interests	(7)	(1)	9
Net income attributable to Ford Motor Company	$7,155	$5,665	$20,213

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$14,468	$15,659
Marketable securities	22,100	20,284
Finance receivables, net (Note 6)	77,481	70,991
Other receivables, net	9,828	10,878
Net investment in operating leases (Note 7)	19,984	15,303
Inventories (Note 9)	7,708	7,362
Equity in net assets of affiliated companies (Note 10)	3,679	3,246
Net property (Note 12)	27,616	24,942
Deferred income taxes (Note 22)	13,315	15,185
Other assets	5,847	5,556
Total assets	$202,026	$189,406

LIABILITIES
Payables	$19,531	$19,308
Other liabilities and deferred revenue (Note 13)	40,462	48,259
Debt (Note 15)	114,688	105,058
Deferred income taxes (Note 22)	598	470
Total liabilities	175,279	173,095

Redeemable noncontrolling interest (Note 17)	331	322

EQUITY
Capital stock (Note 24)
Common Stock, par value $.01 per share (3,913 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,422	20,976
Retained earnings	23,658	18,077
Accumulated other comprehensive income/(loss) (Note 18)	(18,231)	(22,854)
Treasury stock	(506)	(292)
Total equity attributable to Ford Motor Company	26,383	15,947
Equity attributable to noncontrolling interests	33	42
Total equity	26,416	15,989
Total liabilities and equity	$202,026	$189,406

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 11 for additional information on our VIEs.

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$4,198	$2,911
Finance receivables, net	45,796	47,515
Net investment in operating leases	8,116	6,308
Other assets	5	4
LIABILITIES
Other liabilities and deferred revenue	$88	$134
Debt	40,728	40,245

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	December 31, 2013	December 31, 2012
ASSETS
Automotive
Cash and cash equivalents	$4,959	$6,247
Marketable securities	20,157	18,178
Total cash and marketable securities	25,116	24,425
Receivables, less allowances of $132 and $115	5,641	5,361
Inventories (Note 9)	7,708	7,362
Deferred income taxes	1,574	3,488
Net investment in operating leases (Note 7)	1,384	1,415
Other current assets	1,034	1,124
Total current assets	42,457	43,175
Equity in net assets of affiliated companies (Note 10)	3,546	3,112
Net property (Note 12)	27,492	24,813
Deferred income taxes	13,283	13,325
Other assets	2,824	2,033
Non-current receivable from Financial Services (Note 1)	724	—
Total Automotive assets	90,326	86,458
Financial Services
Cash and cash equivalents	9,509	9,412
Marketable securities	1,943	2,106
Finance receivables, net (Note 6)	80,816	75,770
Net investment in operating leases (Note 7)	18,600	13,888
Equity in net assets of affiliated companies (Note 10)	133	134
Other assets	3,149	3,450
Receivable from Automotive (Note 1)	907	252
Total Financial Services assets	115,057	105,012
Intersector elimination	(1,631)	(252)
Total assets	$203,752	$191,218
LIABILITIES
Automotive
Payables	$18,035	$18,151
Other liabilities and deferred revenue (Note 13)	16,537	15,358
Deferred income taxes	267	81
Debt payable within one year (Note 15)	1,257	1,386
Current payable to Financial Services (Note 1)	907	252
Total current liabilities	37,003	35,228
Long-term debt (Note 15)	14,426	12,870
Other liabilities and deferred revenue (Note 13)	21,665	30,549
Deferred income taxes	430	514
Total Automotive liabilities	73,524	79,161
Financial Services
Payables	1,496	1,157
Debt (Note 15)	99,005	90,802
Deferred income taxes	1,627	1,687
Other liabilities and deferred income (Note 13)	2,260	2,352
Payable to Automotive (Note 1)	724	—
Total Financial Services liabilities	105,112	95,998
Intersector elimination	(1,631)	(252)
Total liabilities	177,005	174,907

Redeemable noncontrolling interest (Note 17)	331	322

EQUITY
Capital stock (Note 24)
Common Stock, par value $.01 per share (3,913 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,422	20,976
Retained earnings	23,658	18,077
Accumulated other comprehensive income/(loss) (Note 18)	(18,231)	(22,854)
Treasury stock	(506)	(292)
Total equity attributable to Ford Motor Company	26,383	15,947
Equity attributable to noncontrolling interests	33	42
Total equity	26,416	15,989
Total liabilities and equity	$203,752	$191,218
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities (Note 25)	$10,444	$9,045	$9,784

Cash flows from investing activities of continuing operations
Capital spending	(6,597)	(5,488)	(4,293)
Acquisitions of finance receivables and operating leases	(45,822)	(38,445)	(35,239)
Collections of finance receivables and operating leases	33,966	31,570	33,337
Purchases of securities	(119,993)	(95,135)	(68,723)
Sales and maturities of securities	118,247	93,749	70,795
Cash change due to initial consolidation of businesses	9	191	—
Proceeds from sale of business	—	66	333
Settlements of derivatives	(217)	(737)	353
Proceeds from sales of retail finance receivables (Note 23)	495	—	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(69)
Other	181	(61)	465
Net cash provided by/(used in) investing activities	(19,731)	(14,290)	(3,041)

Cash flows from financing activities of continuing operations
Cash dividends	(1,574)	(763)	—
Purchases of Common Stock	(213)	(125)	—
Changes in short-term debt	(2,927)	1,208	2,841
Proceeds from issuance of other debt	40,543	32,436	35,921
Principal payments on other debt	(27,953)	(29,210)	(43,095)
Other	257	159	92
Net cash provided by/(used in) financing activities	8,133	3,705	(4,241)

Effect of exchange rate changes on cash and cash equivalents	(37)	51	(159)

Net increase/(decrease) in cash and cash equivalents	$(1,191)	$(1,489)	$2,343

Cash and cash equivalents at January 1	$15,659	$17,148	$14,805
Net increase/(decrease) in cash and cash equivalents	(1,191)	(1,489)	2,343
Cash and cash equivalents at December 31	$14,468	$15,659	$17,148
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2013		2012		2011
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities (Note 25)	$7,738	$3,352	$6,266	$2,043	$9,368	$418

Cash flows from investing activities of continuing operations
Capital spending	(6,566)	(31)	(5,459)	(29)	(4,272)	(21)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(43,424)	—	(36,531)	—	(33,252)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	33,966	—	31,570	—	33,337
Net change in wholesale and other receivables	—	(3,044)	—	(1,178)	—	(1,989)
Purchases of securities	(89,676)	(30,317)	(73,100)	(22,035)	(44,353)	(24,370)
Sales and maturities of securities	87,799	30,448	70,202	23,748	43,525	27,270
Cash change due to initial consolidation of businesses	9	—	191	—	—	—
Proceeds from sale of business	—	—	54	12	310	23
Settlements of derivatives	(284)	67	(788)	51	135	218
Proceeds from sales of retail finance receivables (Note 23)	—	495	—	—	—	—
Investing activity (to)/from Financial Services	445	—	925	—	2,903	—
Elimination of cash balances upon disposition of discontinued/held-for-sale operations	—	—	—	—	(69)	—
Other	162	19	(49)	(12)	280	185
Net cash provided by/(used in) investing activities	(8,111)	(11,821)	(8,024)	(4,404)	(1,541)	1,401

Cash flows from financing activities of continuing operations
Cash dividends	(1,574)	—	(763)	—	—	—
Purchases of Common Stock	(213)	—	(125)	—	—	—
Changes in short-term debt	(133)	(2,794)	154	1,054	(396)	3,237
Proceeds from issuance of other debt	2,250	38,293	1,553	30,883	2,452	33,469
Principal payments on other debt	(1,439)	(26,514)	(810)	(28,601)	(8,058)	(35,037)
Financing activity to/(from) Automotive	—	(445)	—	(925)	—	(2,903)
Other	287	(30)	31	128	70	22
Net cash provided by/(used in) financing activities	(822)	8,510	40	2,539	(5,932)	(1,212)

Effect of exchange rate changes on cash and cash equivalents	(93)	56	—	51	(231)	72

Net increase/(decrease) in cash and cash equivalents	$(1,288)	$97	$(1,718)	$229	$1,664	$679

Cash and cash equivalents at January 1	$6,247	$9,412	$7,965	$9,183	$6,301	$8,504
Net increase/(decrease) in cash and cash equivalents	(1,288)	97	(1,718)	229	1,664	679
Cash and cash equivalents at December 31	$4,959	$9,509	$6,247	$9,412	$7,965	$9,183

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2010	$38	$20,803	$(7,038)	$(14,313)	$(163)	$(673)	$31	$(642)
Net income	—	—	20,213	—	—	20,213	9	20,222
Other comprehensive income/(loss), net of tax	—	—	—	(4,421)	—	(4,421)	(2)	(4,423)
Common stock issued (including share-based compensation impacts)	—	102	—	—	—	102	—	102
Treasury stock/other	—	—	—	—	(3)	(3)	5	2
Cash dividends declared	—	—	(190)	—	—	(190)	—	(190)
Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071

Balance at December 31, 2011	$38	$20,905	$12,985	$(18,734)	$(166)	$15,028	$43	$15,071
Net income	—	—	5,665	—	—	5,665	(1)	5,664
Other comprehensive income/(loss), net of tax	—	—	—	(4,120)	—	(4,120)	—	(4,120)
Common stock issued (including share-based compensation impacts)	2	71	—	—	—	73	—	73
Treasury stock/other	—	—	—	—	(126)	(126)	—	(126)
Cash dividends declared	—	—	(573)	—	—	(573)	—	(573)
Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989

Balance at December 31, 2012	$40	$20,976	$18,077	$(22,854)	$(292)	$15,947	$42	$15,989
Net income	—	—	7,155	—	—	7,155	(7)	7,148
Other comprehensive income/(loss), net of tax	—	—	—	4,623	—	4,623	—	4,623
Common stock issued (including share-based compensation impacts)	—	446	—	—	—	446	—	446
Treasury stock/other	—	—	—	—	(214)	(214)	(2)	(216)
Cash dividends declared	—	—	(1,574)	—	—	(1,574)	—	(1,574)
Balance at December 31, 2013	$40	$21,422	$23,658	$(18,231)	$(506)	$26,383	$33	$26,416

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We present the financial statements on both a consolidated basis and on a sector basis for our Automotive and Financial Services sectors. The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses. We eliminate all intercompany items and transactions in the consolidated and sector balance sheets. In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements. These line items are reconciled below under “Reconciliations between Consolidated and Sector Financial Statements” or in related footnotes.

We reclassified certain prior year amounts on our consolidated financial statements to conform to current year presentation.

Adoption of New Accounting Standards

Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Note 4 and Note 16 for further disclosure regarding balance sheet offsetting.

Intangibles - Goodwill and Other. On January 1, 2013, we adopted the new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The adoption of this accounting standard did not impact our consolidated financial statements.

Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income/(loss) (“AOCI”) and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. See Note 18 for further disclosure regarding the significant amounts reclassified out of AOCI.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	December 31, 2013	December 31, 2012
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$1,574	$3,488
Automotive sector non-current deferred income tax assets	13,283	13,325
Financial Services sector deferred income tax assets (a)	184	184
Total	15,041	16,997
Reclassification for netting of deferred income taxes	(1,726)	(1,812)
Consolidated balance sheet presentation of deferred income tax assets	$13,315	$15,185

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$267	$81
Automotive sector non-current deferred income tax liabilities	430	514
Financial Services sector deferred income tax liabilities	1,627	1,687
Total	2,324	2,282
Reclassification for netting of deferred income taxes	(1,726)	(1,812)
Consolidated balance sheet presentation of deferred income tax liabilities	$598	$470
__________

(a)	Financial Services deferred income tax assets are included in Financial Services other assets on our sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale and other receivables, interest supplements and residual support, and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Automotive net cash provided by/(used in) operating activities	$7,738	$6,266	$9,368
Financial Services net cash provided by/(used in) operating activities	3,352	2,043	418
Total sector net cash provided by/(used in) operating activities (Note 25)	11,090	8,309	9,786
Reclassifications from investing to operating cash flows
Purchases/Collections of wholesale receivables (a)	(2,971)	(1,235)	(2,010)
Purchases/Collections of other receivables (b)	(73)	57	21
Payments of interest supplements and residual support (c)	2,398	1,914	1,987
Consolidated net cash provided by/(used in) operating activities	$10,444	$9,045	$9,784

Automotive net cash provided by/(used in) investing activities	$(8,111)	$(8,024)	$(1,541)
Financial Services net cash provided by/(used in) investing activities	(11,821)	(4,404)	1,401
Total sector net cash provided by/(used in) investing activities	(19,932)	(12,428)	(140)
Reclassifications from investing to operating cash flows
Purchases/Collections of wholesale receivables (a)	2,971	1,235	2,010
Purchases/Collections of other receivables (b)	73	(57)	(21)
Payments of interest supplements and residual support (c)	(2,398)	(1,914)	(1,987)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (d)	—	(201)	—
Elimination of investing activity to/(from) Financial Services in consolidation	(445)	(925)	(2,903)
Consolidated net cash provided by/(used in) investing activities	$(19,731)	$(14,290)	$(3,041)

Automotive net cash provided by/(used in) financing activities	$(822)	$40	$(5,932)
Financial Services net cash provided by/(used in) financing activities	8,510	2,539	(1,212)
Total sector net cash provided by/(used in) financing activities	7,688	2,579	(7,144)
Reclassifications from investing to financing cash flows
Maturity of Financial Services sector debt held by Automotive sector (d)	—	201	—
Elimination of investing activity to/(from) Financial Services in consolidation	445	925	2,903
Consolidated net cash provided by/(used in) financing activities	$8,133	$3,705	$(4,241)
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

(b)	Includes cash flows of other receivables purchased/collected by the Financial Services sector from certain divisions and subsidiaries of the Automotive sector.

(c)	Payments from Automotive sector to Ford Credit on behalf of the retail customer that represent interest supplements and residual support.

(d)	Cash inflows related to these transactions are reported as financing activities on the consolidated statement of cash flows and investing activities on the sector statement of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each sector’s balance sheet was as follows (in billions):

	December 31, 2013		December 31, 2012
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$3.3		$4.8
Unearned interest supplements and residual support (b)		(3.1)		(2.6)
Wholesale receivables/Other (c)		0.8		0.8
Net investment in operating leases (d)		0.6		0.5
Intersector receivables/(payables) (e)	$(0.2)	0.2	$(0.3)	0.3
__________

(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.  These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)	We pay amounts to Ford Credit at the point of retail financing or lease origination that represent interest supplements and residual support.

(c)	Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees.

(e)	Amounts owed to the Financial Services sector by Automotive sector, or vice versa.

Venezuelan Operations

On February 13, 2013, the Venezuelan government effected a devaluation of the bolivar, from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar. This resulted in a remeasurement loss of $186 million in the first quarter. For periods subsequent to the date of the devaluation, assets, liabilities, and results of operations from our Venezuelan subsidiary are remeasured at this new exchange rate.

At December 31, 2013, we had a bolivar denominated net monetary position of $749 million, including $765 million of bolivar denominated cash and cash equivalents. Based on our net monetary position at December 31, 2013, a further devaluation from an exchange rate of 6.3 bolivars to the U.S. dollar to an exchange rate of 12 bolivars to the U.S. dollar would have resulted in a balance sheet remeasurement loss of approximately $360 million.

At December 31, 2013, our investment in our Venezuelan subsidiary (which includes undistributed earnings) was $881 million. Also, at December 31, 2013, it had $300 million of U.S. dollar currency exchange requests pending with and in transit to the governmental controlled currency exchange, including $295 million payable to other Ford consolidated affiliates.

The operating environment in Venezuela continues to be challenging.  Foreign exchange control regulations have affected our Venezuelan operation’s ability to pay dividends and obligations denominated in U.S. dollars, and are constraining parts availability and our ability to maintain normal production. Recent developments in Venezuela, including price controls and a very limited and uneven supply of foreign currency to support production, have affected adversely our business and results of operations.  These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in our Venezuelan subsidiary.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

For each accounting topic that is addressed in its own footnote, the description of the accounting policy may be found in the related footnote.  The other significant accounting policies are described below.

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

Gains or losses arising from transactions denominated in currencies other than the affiliate’s functional currency, the effect of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities are reported in Automotive cost of sales, Selling, administrative, and other expenses, and Automotive interest income and other income/(loss), net.  The pre-tax gains/(losses) of this activity for 2013, 2012, and 2011 was $(349) million, $(426) million, and $4 million, respectively.

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for vehicles, parts, and accessories. Trade receivables initially are recorded at the transaction amount. We record an allowance for doubtful accounts representing our estimate of the probable losses. At every reporting period, we assess the adequacy of our allowance for doubtful accounts taking into consideration recoveries received during that period. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Net Intangible Assets

We capitalize and amortize our finite-lived intangible assets over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more frequently if events or circumstances indicate the asset may be impaired. Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology. Our indefinite-lived intangibles have been tested for impairment in 2013 and no impairment was required.

The net carrying amount of our intangible asset was $85 million and $87 million at December 31, 2013 and 2012, respectively, and is reported in Other Assets on our balance sheet. Pre-tax amortization expense was $11 million, $10 million, and $12 million at December 31, 2013, 2012, and 2011, respectively. Amortization for intangible assets is forecasted to be $11 million in 2014 and each year thereafter.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment

We test long-lived asset groups for recoverability, at the operating segment level when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used or in its physical condition. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life.

Revenue Recognition — Automotive Sector

Automotive revenue is generated primarily by sales of vehicles, parts, and accessories.  Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally dealers and distributors). For the majority of our sales, this occurs when products are shipped from our manufacturing facilities. When vehicles are shipped to customers or vehicle modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer.  When we give our dealers the right to return eligible parts for credit, we reduce the related revenue for expected returns.

We sell vehicles to daily rental car companies subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in Other liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over an average term of eight months, using a straight-line method.  The cost of the vehicles is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  Proceeds from the sale of the vehicle at auction are recognized in Automotive revenues at the time of sale.

Revenue Recognition — Financial Services Sector

Financial Services revenue is generated primarily from interest on finance receivables (including direct financing leases) and is recognized using the interest method, including the accretion of certain direct origination costs that are deferred. Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. The accrual of interest on finance receivables and revenue on operating leases is discontinued at the earlier of the time a receivable or account is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due.

Retail and Lease Incentives

We offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease Ford- or Lincoln-brand vehicles from Ford Credit. The estimated cost for these incentives is recorded as a revenue reduction to Automotive revenues when the vehicle is sold to the dealer. See Note 1 for additional information regarding transactions between Automotive and Financial Services sectors. We pay the discounted value of the incentive directly to Ford Credit on behalf of the retail customer upon acquisition of the retail finance or lease contract to compensate Ford Credit for the lower interest or lease rates offered to the retail customer.  The Financial Services sector recognized revenue of $1.5 billion, $1.6 billion, and $2.1 billion in 2013, 2012, and 2011, respectively, for special financing consistent with the earnings process of the underlying receivable, and lower depreciation of $946 million, $850 million, and $889 million in 2013, 2012 and 2011, respectively, related to leasing programs.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (Continued)

Sales and Marketing Incentives

Sales and marketing incentives generally are recognized by the Automotive sector as revenue reductions in Automotive revenues.  The incentives generally take the form of cash payments to dealers and dealers’ customers.  The reduction to revenue is accrued at the later of the date the related vehicle is sold or the date the incentive program is both approved and communicated.  We generally estimate these accruals using incentive programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.

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

Raw Material Arrangements

We may, at times, negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers.  These raw material arrangements, which take place independently of any purchase orders issued to our suppliers, are negotiated at arms’ length and do not involve volume guarantees.  When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the raw material and the income from the subsequent sale to the supplier in Automotive cost of sales.

Government Incentives

We receive incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans.  Government incentives are recorded in the financial statements in accordance with their purpose, either as a reduction of expense or a reduction of the cost of the capital investment.  A discount is calculated on government loans with a below-market interest rate. The benefit of these incentives generally is recorded when all conditions as specified in the agreement are fulfilled.

Selected Other Costs

Engineering, research, and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative, and other expenses. Engineering, research, and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement.  Advertising costs are expensed as incurred.  Engineering, research, development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2013	2012	2011
Engineering, research, and development	$6.4	$5.5	$5.3
Advertising	4.4	4.0	4.1

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

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

Realized and unrealized gains and losses and interest income on our marketable securities are recorded in Automotive interest income and other income/(expense), net and Financial Services other income/(loss), net. Realized gains and losses are measured using the specific identification method.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at December 31, 2013 and December 31, 2012 was $228 million and $51 million, respectively.

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data are not available and we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated.

Ford Credit’s two Ford Upgrade Exchange Linked securitization transactions (“FUEL Notes”) had derivative features that included a mandatory exchange to Ford Credit unsecured notes when Ford Credit’s senior unsecured debt received two investment grade credit ratings among Fitch, Moody’s, and S&P, and a make-whole provision.  Ford Credit estimated the fair value of these features by comparing the fair value of the FUEL Notes to the value of a hypothetical debt instrument without these features.  In the second quarter of 2012, Ford Credit received two investment grade credit ratings, thereby triggering the mandatory exchange feature and the FUEL Notes derivatives were extinguished.

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 6) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

On a nonrecurring basis, we also measure at fair value retail contracts greater than 120 days past due or deemed to be uncollectible, and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of our receivables. The collateral for a retail receivable is the vehicle financed, and for dealer loans is real estate or other property.

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

The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is calculated by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

The fair value of retail and dealer loans measured on a non-recurring basis was $61 million and $80 million at December 31, 2013 and December 31, 2012, respectively. Changes in the significant unobservable inputs will not materially affect the fair value of these loans. The fair value adjustment recorded to expense for these receivables was $20 million, $25 million and $37 million in 2013, 2012 and 2011, respectively.

Debt. We measure debt at fair value for purposes of disclosure (see Note 15) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$9	$—	$9	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	24	—	24	—	718	—	718
Non-U.S. government	—	200	—	200	—	139	—	139
Non-U.S. government agencies (a)	—	—	—	—	—	365	—	365
Total cash equivalents – financial instruments (b)	—	233	—	233	—	1,222	—	1,222
Marketable securities
U.S. government	3,752	—	—	3,752	4,493	—	—	4,493
U.S. government-sponsored enterprises	—	6,596	—	6,596	—	5,459	—	5,459
Non-U.S. government agencies (a)	—	5,423	—	5,423	—	4,794	—	4,794
Corporate debt	—	2,623	—	2,623	—	1,871	—	1,871
Mortgage-backed and other asset-backed	—	295	—	295	—	25	—	25
Equities	341	—	—	341	142	—	—	142
Non-U.S. government	—	1,115	—	1,115	—	1,367	—	1,367
Other liquid investments (c)	—	12	—	12	—	27	—	27
Total marketable securities	4,093	16,064	—	20,157	4,635	13,543	—	18,178
Derivative financial instruments
Foreign currency exchange contracts	—	557	—	557	—	218	—	218
Commodity contracts	—	22	1	23	—	19	4	23
Total derivative financial instruments (d)	—	579	1	580	—	237	4	241
Total assets at fair value	$4,093	$16,876	$1	$20,970	$4,635	$15,002	$4	$19,641
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$399	$—	$399	$—	$486	$—	$486
Commodity contracts	—	17	2	19	—	112	12	124
Total derivative financial instruments (d)	—	416	2	418	—	598	12	610
Total liabilities at fair value	$—	$416	$2	$418	$—	$598	$12	$610
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.7 billion and $3 billion at December 31, 2013 and 2012, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $2 billion and $2 billion at December 31, 2013 and 2012, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 16 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$200	$—	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	—	20	—	20
Non-U.S. government	—	24	—	24	—	103	—	103
Corporate debt	—	—	—	—	—	1	—	1
Total cash equivalents – financial instruments (a)	—	24	—	24	200	124	—	324
Marketable securities
U.S. government	418	—	—	418	620	—	—	620
U.S. government-sponsored enterprises	—	25	—	25	—	12	—	12
Non-U.S. government agencies	—	128	—	128	—	95	—	95
Corporate debt	—	1,273	—	1,273	—	1,155	—	1,155
Mortgage-backed and other asset-backed	—	43	—	43	—	67	—	67
Non-U.S. government	—	56	—	56	—	142	—	142
Other liquid investments (b)	—	—	—	—	—	15	—	15
Total marketable securities	418	1,525	—	1,943	620	1,486	—	2,106
Derivative financial instruments
Interest rate contracts	—	584	—	584	—	1,291	—	1,291
Foreign currency exchange contracts	—	1	—	1	—	9	—	9
Cross-currency interest rate swap contracts	—	—	—	—	—	—	—	—
Total derivative financial instruments (c)	—	585	—	585	—	1,300	—	1,300
Total assets at fair value	$418	$2,134	$—	$2,552	$820	$2,910	$—	$3,730
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$305	$—	$305	$—	$256	$—	$256
Foreign currency exchange contracts	—	25	—	25	—	8	—	8
Cross-currency interest rate swap contracts	—	176	—	176	—	117	—	117
Total derivative financial instruments (c)	—	506	—	506	—	381	—	381
Total liabilities at fair value	$—	$506	$—	$506	$—	$381	$—	$381
 __________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.7 billion and $6.5 billion at December 31, 2013 and 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.8 billion and $2.6 billion at December 31, 2013 and 2012, respectively.

(b)	Includes certificates of deposit and time deposits subject to changes in value.

(c)	See Note 16 for additional information regarding derivative financial instruments.

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

Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Restricted cash balances were as follows (in millions):

	December 31, 2013	December 31, 2012
Automotive sector	$14	$172
Financial Services sector	172	172
Total Company	$186	$344

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector finance receivables primarily relate to Ford Credit, but also include the Other Financial Services segment and certain intersector eliminations.

Our Financial Services sector segments our finance receivables into North America and International "consumer" and "non-consumer" portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.
Consumer Portfolio.  Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use.  Retail financing includes retail installment contracts for new and used vehicles and direct financing leases with retail customers, government entities, daily rental companies, and fleet customers.

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers.  The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 95% of our dealer financing

•	Other financing – purchased receivables primarily related to the sale of parts and accessories to dealers

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Finance receivables, net were as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$40,902	$10,797	$51,699	$39,504	$10,460	$49,964
Less: Unearned interest supplements	(1,255)	(247)	(1,502)	(1,264)	(287)	(1,551)
Consumer finance receivables	39,647	10,550	50,197	38,240	10,173	48,413
Non-Consumer
Dealer financing	22,072	7,833	29,905	19,429	7,242	26,671
Other	732	339	1,071	689	386	1,075
Non-Consumer finance receivables	22,804	8,172	30,976	20,118	7,628	27,746
Total recorded investment	$62,451	$18,722	$81,173	$58,358	$17,801	$76,159

Recorded investment in finance receivables	$62,451	$18,722	$81,173	$58,358	$17,801	$76,159
Less: Allowance for credit losses	(280)	(77)	(357)	(309)	(80)	(389)
Finance receivables, net (a)	$62,171	$18,645	$80,816	$58,049	$17,721	$75,770

Net finance receivables subject to fair value (b)			$79,149			$73,618
Fair value			80,838			75,618
__________

(a)
At December 31, 2013 and 2012, Finance receivables, net on the consolidated balance sheet were $77.5 billion and $71 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $80.8 billion and $75.8 billion, respectively, net of $3.3 billion and $4.8 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)
At December 31, 2013 and 2012, excludes $1.7 billion and $2.2 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2013 and 2012, was $196 million and $183 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at December 31, 2013 and 2012 were North America consumer receivables of $21.8 billion and $23 billion and non-consumer receivables of $18.9 billion and $17.1 billion, respectively, and International consumer receivables of $5.9 billion and $6.6 billion and non-consumer receivables of $5 billion and $4.5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 11 and 15).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2013 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2014	2015	2016	Thereafter	Total
North America
Consumer
Retail financing, gross	$11,808	$10,134	$8,487	$10,473	$40,902
Non-Consumer
Dealer financing	20,375	581	152	964	22,072
Other	729	2	1	—	732
Total North America	$32,912	$10,717	$8,640	$11,437	$63,706

International
Consumer
Retail financing, gross	$3,842	$3,363	$2,207	$1,385	$10,797
Non-Consumer
Dealer financing	6,962	809	44	18	7,833
Other	339	—	—	—	339
Total International	$11,143	$4,172	$2,251	$1,403	$18,969

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

Investment in direct financing leases, which are included in consumer receivables, were as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$216	$1,468	$1,684	$58	$1,466	$1,524
Initial direct costs	4	15	19	1	16	17
Estimated residual values	—	143	143	—	851	851
Less: Unearned income	(22)	(116)	(138)	(7)	(152)	(159)
Less: Unearned interest supplements	—	(40)	(40)	—	(82)	(82)
Recorded investment in direct financing leases	198	1,470	1,668	52	2,099	2,151
Less: Allowance for credit losses	(2)	(5)	(7)	(1)	(8)	(9)
Net investment in direct financing leases	$196	$1,465	$1,661	$51	$2,091	$2,142

Future minimum rental payments due from direct financing leases at December 31, 2013 were as follows (in millions):

	2014	2015	2016	2017	Thereafter
North America	$73	$52	$50	$28	$13
International	568	459	272	139	30

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $14 million and $13 million at December 31, 2013 and 2012, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $21 million and $5 million at December 31, 2013 and 2012, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

The aging analysis of our finance receivables balances at December 31 were as follows (in millions):

	2013			2012
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$715	$39	$754	$783	$50	$833
61-90 days past due	88	17	105	97	18	115
91-120 days past due	18	9	27	21	9	30
Greater than 120 days past due	37	26	63	52	29	81
Total past due	858	91	949	953	106	1,059
Current	38,789	10,459	49,248	37,287	10,067	47,354
Consumer finance receivables	39,647	10,550	50,197	38,240	10,173	48,413

Non-Consumer
Total past due	49	40	89	29	11	40
Current	22,755	8,132	30,887	20,089	7,617	27,706
Non-Consumer finance receivables	22,804	8,172	30,976	20,118	7,628	27,746
Total recorded investment	$62,451	$18,722	$81,173	$58,358	$17,801	$76,159

Credit Quality

Consumer Portfolio. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors. A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

We suspend credit lines and extend no further funding to dealers classified in Group IV.

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant in North America and at least annually internationally, and audits of higher-risk dealers are conducted with increased frequency based on risk ratings worldwide. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of non-consumer receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2013			2012
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$18,357	$5,051	$23,408	$16,526	$4,551	$21,077
Group II	3,289	2,092	5,381	2,608	1,405	4,013
Group III	424	649	1,073	277	1,279	1,556
Group IV	2	41	43	18	7	25
Total recorded investment	$22,072	$7,833	$29,905	$19,429	$7,242	$26,671

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2013 and 2012 was $435 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2013 and 2012 was $71 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 8 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $238 million, or 0.5% of our consumer receivables at December 31, 2013, and $304 million, or 0.6% of consumer receivables at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $41 million, or 0.1% of our non-consumer receivables at December 31, 2013, and $29 million, or 0.1% of non-consumer receivables at December 31, 2012.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $233 million, or 0.5% of consumer receivables and $249 million, or 0.5% of consumer receivables during the years ended December 31, 2013 and 2012, respectively. The annual subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer receivable was 5.8% and 5.8% of TDRs at December 31, 2013 and 2012, respectively. There were no non-consumer receivables involved in TDRs during the year ended December 31, 2013 and the outstanding recorded investment of non-consumer receivables involved in TDRs was de minimis during the year ended December 31, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or, for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $23 million and $19 million at December 31, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at December 31, 2013 and 2012.

NOTE 7.  NET INVESTMENT IN OPERATING LEASES

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

The net investment in operating leases was as follows (in millions):

	December 31, 2013	December 31, 2012
Automotive Sector
Vehicles, net of depreciation	$1,384	$1,415
Financial Services Sector
Vehicles and other equipment, at cost (a)	21,738	16,258
Accumulated depreciation	(3,115)	(2,347)
Allowance for credit losses	(23)	(23)
Total Financial Services sector	18,600	13,888
Total Company	$19,984	$15,303
__________

(a)
Includes Ford Credit’s operating lease assets of $8.1 billion and $6.3 billion at December 31, 2013 and 2012, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  NET INVESTMENT IN OPERATING LEASES (Continued)

Financial Services Sector

Operating lease depreciation expense (which includes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Operating lease depreciation expense	$2,411	$1,795	$1,140

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases as of December 31, 2013 are as follows (in millions):

	2014	2015	2016	2017	Thereafter	Total
Minimum rentals on operating leases	$2,618	$2,217	$1,578	$221	$49	$6,683

NOTE 8. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of credit losses are attributable to Ford Credit’s consumer receivables portfolio.

Additions to the allowance for credit losses are made by recording charges to Provision for credit and insurance losses on the sector income statement. The uncollectible portion of finance receivables and operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower, or lessee, the value of the collateral, recourse to guarantors, and other factors. In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer

We estimate the allowance for credit losses on our consumer receivables and on our operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity - expected difference between the amount of money a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables or average end-of-period operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs and when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged-off such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

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

Specific Allowance for Impaired Receivables. Dealer financing is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The loans are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

After establishing the collective and the specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions):

	2013
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$360	$29	$389	$23	$412
Charge-offs	(289)	(15)	(304)	(68)	(372)
Recoveries	144	5	149	47	196
Provision for credit losses	112	12	124	22	146
Other (a)	—	(1)	(1)	(1)	(2)
Ending balance	$327	$30	$357	$23	$380

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$304	$28	$332	$23	$355
Specific impairment allowance	23	2	25	—	25
Ending balance	327	30	357	23	$380

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	49,762	30,905	80,667	18,623
Specifically evaluated for impairment	435	71	506	—
Recorded investment	50,197	30,976	81,173	18,623

Ending balance, net of allowance for credit losses	$49,870	$30,946	$80,816	$18,600
__________

(a)	Represents amounts related to translation adjustments.

	2012
	Finance Receivables			Net Investment in Operating Leases
	Consumer	Non-Consumer	Total		Total Allowance
Allowance for credit losses
Beginning balance	$457	$44	$501	$40	$541
Charge-offs	(316)	(8)	(324)	(47)	(371)
Recoveries	171	12	183	49	232
Provision for credit losses	45	(19)	26	(19)	7
Other (a)	3	—	3	—	3
Ending balance	$360	$29	$389	$23	$412

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$341	$27	$368	$23	$391
Specific impairment allowance	19	2	21	—	21
Ending balance	360	29	389	23	$412

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	47,991	27,699	75,690	13,911
Specifically evaluated for impairment	422	47	469	—
Recorded investment	48,413	27,746	76,159	13,911

Ending balance, net of allowance for credit losses	$48,053	$27,717	$75,770	$13,888
__________

(a)	Represents amounts related to translation adjustments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 20% and 18% of total inventories at December 31, 2013 and 2012, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	December 31, 2013	December 31, 2012
Raw materials, work-in-process, and supplies	$3,613	$3,697
Finished products	5,058	4,614
Total inventories under FIFO	8,671	8,311
Less: LIFO adjustment	(963)	(949)
Total inventories	$7,708	$7,362

NOTE 10.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

The following table reflects our ownership percentages and carrying value of our equity method investments (in millions, except percentages):

	Ownership Percentage	Investment Balance
Automotive Sector	December 31, 2013	December 31, 2013	December 31, 2012
Changan Ford Automobile Corporation, Ltd (“CAF”)	50.0%	$1,429	$990
Jiangling Motors Corporation, Ltd (“JMC”) (a)	32.0	535	419
FordSollers Netherlands B.V. (“FordSollers”)	50.0	376	407
Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”)	41.0	336	394
AutoAlliance (Thailand) Co., Ltd.	50.0	395	391
Getrag Ford Transmissions GmbH (“GFT”)	50.0	249	242
Tenedora Nemak, S.A. de C.V.	6.8	79	73
Ford Romania S.A. (“Ford Romania”) (a)	100.0	—	63
Changan Ford Mazda Engine Company, Ltd.	25.0	59	50
DealerDirect LLC	97.7	25	25
OEConnection LLC	50.0	28	20
Blue Diamond Truck, S. de R.L. de C.V.	25.0	8	11
Percepta, LLC	45.0	9	9
Ford Performance Vehicles Pty Ltd.	49.0	—	5
Automotive Fuel Cell Cooperation Corporation	49.9	8	5
Blue Diamond Parts, LLC	25.0	3	4
Other	Various	7	4
Total Automotive sector		3,546	3,112
Financial Services Sector
Forso Nordic AB	50.0	72	71
FFS Finance South Africa (Pty) Limited	50.0	43	39
RouteOne LLC	30.0	14	20
CNF-Administradora de Consorcio Nacional Ltda.	33.3	4	4
Total Financial Services sector		133	134
Total Company		$3,679	$3,246
__________

(a)	See Note 23 for additional information.

We received $529 million, $610 million, and $316 million of dividends from these affiliated companies for the years ended December 31, 2013, 2012, and 2011, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

Summarized Financial Results of Unconsolidated Affiliates

A summary of 100% of the financial results of our equity method investees in the aggregate is as follows (in millions):

Summarized Balance Sheet		December 31, 2013	December 31, 2012
Current assets		$10,424	$9,561
Non-current assets		13,872	12,059
Total assets		$24,296	$21,620

Current liabilities		$11,130	$10,172
Non-current liabilities		4,986	4,662
Total liabilities		$16,116	$14,834

Equity attributable to non-controlling interests		$6	$24

	For the years ended December 31,
Summarized Income Statement	2013	2012	2011
Total revenue	$38,736	$33,051	$31,178
Income before income taxes	2,815	1,896	1,822
Net income	2,587	1,616	1,512

Related Party Transactions

In the ordinary course of business we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported on our consolidated income statement and balance sheet were as follows (in millions):

	For the years ended December 31,
Income Statement	2013	2012	2011
Sales	$6,421	$5,491	$4,957
Purchases	10,536	10,007	9,907
Royalty income	526	369	224

Balance Sheet	December 31, 2013	December 31, 2012
Receivables	$953	$1,179
Payables	724	707

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Automotive Sector

VIEs of Which We are Not the Primary Beneficiary

GFT is a joint venture that constitutes a significant VIE of which we are not the primary beneficiary as we do not have the power to direct its economically-significant activities. As a result, GFT was not consolidated. GFT is a 50/50 joint venture with Getrag International GmbH. Ford and its related parties purchase a majority of the joint venture’s output.

We also have suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have any key decision making power related to their businesses.

Our maximum exposure to loss from VIEs of which we are not the primary beneficiary was as follows (in millions):

	December 31, 2013	December 31, 2012	Change in Maximum Exposure
Investments	$264	$242	$22
Supplier and dealer arrangements	7	5	2
Total maximum exposure	$271	$247	$24

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 and $0 at December 31, 2013 and 2012, respectively, and ranged from $0 to $177 million during 2013 and $0 to $373 million during 2012. In addition, while not contractually required, we may purchase the commercial paper issued by Ford Credit’s FCAR Owner Trust asset-backed commercial paper program (“FCAR”).

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

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$1.9	$22.9	$20.3
Wholesale	1.9	22.9	14.8
Total finance receivables	3.8	45.8	35.1
Net investment in operating leases	0.4	8.1	5.6
Total	$4.2	$53.9	$40.7

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Debt
Finance receivables
Retail	$2.2	$27.0	$23.2
Wholesale	0.3	20.5	12.8
Total finance receivables	2.5	47.5	36.0
Net investment in operating leases	0.4	6.3	4.2
Total (a)	$2.9	$53.8	$40.2
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  VARIABLE INTEREST ENTITIES (Continued)

Interest expense on securitization debt related to consolidated VIEs was $563 million, $760 million, and $994 million in 2013, 2012, and 2011, respectively.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the VIEs. See Note 16 for additional information regarding the accounting for derivatives.

Our exposures based on the fair value of derivative instruments with external counterparties related to consolidated VIEs that support our securitization transactions were as follows (in millions):

	December 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$5	$88	$4	$134
Derivatives related to the VIEs	23	30	74	63
Total exposures related to the VIEs	$28	$118	$78	$197

Derivative expense/(income) related to consolidated VIEs that support Ford Credit’s securitization programs for the years ended December 31 was as follows (in millions):

	2013	2012	2011
VIEs	$3	$227	$31
Related to the VIEs	16	(5)	11
Total derivative expense/(income) related to the VIEs	$19	$222	$42

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $72 million and $71 million at December 31, 2013 and 2012, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  NET PROPERTY AND LEASE COMMITMENTS

Net Property

Net property includes land, buildings and land improvements, machinery and equipment, tooling, and other assets that we use in our normal operations.  These assets are recorded at cost, net of accumulated depreciation and impairments.  We capitalize new assets when we expect to use the asset for more than one year.  Routine maintenance and repair costs are expensed when incurred.

Property and equipment are depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, 3 years for software (8 years for mainframe and client based software), 30 years for land improvements, and 36 years for buildings.  Tooling generally is amortized over the expected life of a product program using a straight-line method.  If the expected production volumes for major product programs associated with tooling decline significantly, we accelerate the amortization reflecting the rate of decline.

Net property was as follows (in millions):

Automotive Sector	December 31, 2013	December 31, 2012
Land	$440	$423
Buildings and land improvements	10,325	10,249
Machinery, equipment and other	34,830	35,040
Software	2,069	1,813
Construction in progress	2,110	1,783
Total land, plant and equipment and other	49,774	49,308
Accumulated depreciation	(31,476)	(32,835)
Net land, plant and equipment and other	18,298	16,473
Tooling, net of amortization	9,194	8,340
Total Automotive sector	27,492	24,813
Financial Services sector (a)	124	129
Total Company	$27,616	$24,942
__________

(a)	Included in Financial Services other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2013	2012	2011
Depreciation and other amortization	$2,110	$1,794	$1,759
Tooling amortization	1,954	1,861	1,774
Total	$4,064	$3,655	$3,533

Maintenance and rearrangement	$1,422	$1,352	$1,431

Conditional Asset Retirement Obligations

We accrue for costs related to legal obligations to perform certain activities in connection with the retirement, abandonment, or disposal of our assets for which the fair value can be reasonably estimated.  These conditional asset retirement obligations relate to the estimated costs for asbestos abatement and the removal of other regulated building materials.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

The liability for our conditional asset retirement obligations which are recorded in Other liabilities and deferred revenue was as follows (in millions):

	December 31, 2013	December 31, 2012
Beginning balance	$267	$266
Liabilities settled	(5)	(8)
Revisions to estimates	(16)	9
Ending balance	$246	$267

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancellable operating lease commitments at December 31, 2013 were as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Automotive sector	$199	$168	$128	$95	$58	$134	$782
Financial Services sector	47	43	38	28	17	18	191
Total Company	$246	$211	$166	$123	$75	$152	$973

Operating lease expense for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Automotive sector	$411	$404	$416
Financial Services sector	105	106	124
Total Company	$516	$510	$540

NOTE 13.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2013	December 31, 2012
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,730	$6,779
Deferred revenue	2,817	2,796
Employee benefit plans	1,706	1,504
Accrued interest	262	277
Other postretirement employee benefits (“OPEB”)	387	409
Pension	327	387
Other	3,308	3,206
Total Automotive other liabilities and deferred revenue	16,537	15,358
Non-current
Pension	9,288	18,400
OPEB	5,502	6,398
Dealer and dealers’ customer allowances and claims	2,028	2,036
Deferred revenue	2,534	2,044
Employee benefit plans	789	767
Other	1,524	904
Total Automotive other liabilities and deferred revenue	21,665	30,549
Total Automotive sector	38,202	45,907
Financial Services Sector	2,260	2,352
Total Company	$40,462	$48,259

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS

We, and certain of our subsidiaries, provide retirement benefits including the following:

Defined Benefit Pension Plans.   We have defined benefit pension plans in the United States, Canada, United Kingdom, Germany and other locations covering hourly and salaried employees. The largest portion of our worldwide obligation is associated with our U.S. plans. The vast majority of our worldwide defined benefit plans are closed to new participants.

In general, our defined benefit pension plans are funded (i.e., have restricted assets from which benefits are paid). Our unfunded defined benefit pension plans are treated on a “pay as you go” basis with benefit payments from general Company cash. These unfunded plans primarily include certain plans in Germany and U.S. defined benefit plans for senior management.

OPEB.  We have defined benefit OPEB plans, primarily certain health care and life insurance benefits, in the United States, Canada, and other locations covering hourly and salaried employees. The largest portion of our worldwide obligation is associated with our U.S. plans. Our OPEB plans are unfunded and the benefits are paid from general Company cash.

Defined Contribution and Savings Plans. We have also established defined contribution and savings plans in the United States and other locations for hourly and salaried employees. Contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $238 million, $181 million, and $135 million for the years ended December 31, 2013, 2012, and 2011, respectively.  This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $99 million, $70 million, and $54 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Defined benefit pension and OPEB plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements. No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

The net periodic benefit costs associated with the Company's defined benefit pension and OPEB plans are determined using assumptions regarding the benefit obligation and the market-related value of plan assets (where applicable) as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. The market-related value recognizes changes in the fair value of plan assets in a systematic manner over five years. Net periodic benefit costs are recorded in Automotive cost of sales and Selling, administrative, and other expenses. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss), and generally are amortized as a component of net periodic cost over the remaining service period of our active employees. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the market-related value of assets or the benefit obligation of the respective plan (i.e., outside of corridor).

Curtailment gains or losses are recorded when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur. Upon a settlement, we recognize the proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in Automotive cost of sales and Selling, administrative, and other expenses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The following table summarizes the assumptions used to determine expense and benefit obligation:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2013	2012	2013	2012	2013	2012
Weighted Average Assumptions at December 31
Discount rate	4.74%	3.84%	4.07%	3.92%	4.65%	3.80%
Expected long-term rate of return on assets	6.89	7.38	6.63	6.74	—	—
Average rate of increase in compensation	3.80	3.80	3.41	3.41	3.80	3.80
Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate	3.84%	4.64%	3.92%	4.84%	3.80%	4.60%
Expected long-term rate of return on assets	7.38	7.50	6.74	6.77	—	—
Average rate of increase in compensation	3.80	3.80	3.41	3.39	3.80	3.80

The measurement date for all of our worldwide postretirement benefit plans is December 31. The pre-tax expense for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$581	$521	$467	$484	$372	$327	$64	$67	$63
Interest cost	1,914	2,208	2,374	1,137	1,189	1,227	256	290	327
Expected return on assets	(2,816)	(2,873)	(3,028)	(1,382)	(1,340)	(1,404)	—	—	—
Amortization of:
Prior service costs/(credits)	174	220	343	66	72	72	(283)	(545)	(612)
(Gains)/Losses	655	425	194	686	412	301	158	129	94
Separation programs/other	10	7	1	242	162	170	—	2	10
(Gains)/Losses from curtailments and settlements	594	250	—	5	—	111	(2)	(11)	(26)
Net expense/(income)	$1,112	$758	$351	$1,238	$867	$804	$193	$(68)	$(144)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at January 1	$52,125	$48,816	$30,702	$25,163	$6,810	$6,593
Service cost	581	521	484	372	64	67
Interest cost	1,914	2,208	1,137	1,189	256	290
Amendments	—	(39)	(1)	222	—	(156)
Separation programs and other	(75)	(40)	141	202	(11)	3
Curtailments	—	—	—	—	—	—
Settlements	(3,089)	(1,123)	(51)	—	—	—
Plan participant contributions	26	27	25	36	27	29
Benefits paid	(3,120)	(3,427)	(1,416)	(1,420)	(421)	(454)
Foreign exchange translation	—	—	229	803	(131)	47
Divestiture	—	—	—	—	—	—
Actuarial (gain)/loss	(5,180)	5,182	(399)	4,135	(705)	391
Benefit obligation at December 31	43,182	52,125	30,851	30,702	5,889	6,810
Change in Plan Assets
Fair value of plan assets at January 1	42,395	39,414	21,713	19,198	—	—
Actual return on plan assets	1,539	5,455	1,689	1,637	—	—
Company contributions	3,535	2,134	1,852	1,629	—	—
Plan participant contributions	26	27	25	36	—	—
Benefits paid	(3,120)	(3,427)	(1,416)	(1,420)	—	—
Settlements	(3,089)	(1,123)	(51)	—	—	—
Foreign exchange translation	—	—	49	641	—	—
Divestiture	—	—	—	—	—	—
Other	(69)	(85)	(18)	(8)	—	—
Fair value of plan assets at December 31	41,217	42,395	23,843	21,713	—	—
Funded status at December 31	$(1,965)	$(9,730)	$(7,008)	$(8,989)	$(5,889)	$(6,810)

Amounts Recognized on the Balance Sheet
Prepaid assets	$443	$—	$219	$85	$—	$—
Other liabilities	(2,408)	(9,730)	(7,227)	(9,074)	(5,889)	(6,810)
Total	$(1,965)	$(9,730)	$(7,008)	$(8,989)	$(5,889)	$(6,810)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$764	$938	$417	$487	$(959)	$(1,263)
Unamortized net (gains)/losses	6,179	11,349	9,902	11,375	1,701	2,594
Total	$6,943	$12,287	$10,319	$11,862	$742	$1,331

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$25,828	$50,821	$15,393	$21,653
Fair value of plan assets	23,498	42,395	9,518	14,625

Accumulated Benefit Obligation at December 31	$42,078	$50,821	$28,312	$28,136

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$25,906	$52,125	$23,653	$29,984
Fair value of plan assets	23,498	42,395	16,426	20,910

Projected Benefit Obligation at December 31	$43,182	$52,125	$30,851	$30,702

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2013, we contributed $5 billion to our worldwide funded pension plans (including $3.4 billion in discretionary contributions to our U.S. plans) and made $400 million of benefit payments to participants in unfunded plans.  During 2014, we expect to contribute about $1.5 billion from Automotive cash and cash equivalents to our worldwide funded plans (most of which are mandatory contributions) and to make $400 million of benefit payments to participants in unfunded plans, for a total of about $1.9 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2014.

Curtailments and Settlements

In April 2012, we announced a program to offer voluntary lump-sum pension payout options to eligible salaried U.S. retirees and former salaried employees that, if accepted, would settle our obligation to them. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, the Company settled $4.2 billion of its pension obligations for U.S. salaried retirees ($1.2 billion in 2012 and $3 billion in 2013) with an equal amount paid from plan assets. As a result, we recorded settlement losses of $844 million ($250 million in 2012 and $594 million in 2013) reflecting the accelerated recognition of unamortized losses in the salaried plan proportionate to the obligation that was settled. These settlement charges were recorded in Automotive cost of sales and Selling, administrative, and other expenses with a corresponding balance sheet reduction in Accumulated other comprehensive income/(loss).

In 2011, we recognized a settlement loss of $109 million associated with the partial settlement of a Belgium pension plan.

Business Restructurings

In October 2012, we announced a plan to restructure our European manufacturing operations as discussed in Note 21. In 2013, we recognized pension-related employee separation costs of $180 million which are recorded in Automotive cost of sales and Selling, administrative, and other expenses.

Estimated Future Benefit Payments and Amortization

The following table presents estimated future gross benefit payments (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2014	$3,190	$1,380	$420
2015	3,150	1,380	380
2016	3,110	1,390	380
2017	3,060	1,430	370
2018	3,030	1,450	370
2019 - 2023	14,810	7,820	1,850

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during 2014 are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$155	$56	$(231)	$(20)
(Gains)/Losses	207	598	98	903

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities and to ensure assets are sufficient to pay plan benefits. As disclosed previously, in 2012 we adopted a broad global pension de-risking strategy, including a U.S. investment strategy that increases the matching characteristics of our assets relative to our liabilities. Our U.S. target asset allocations, which we expect to reach over the next few years as the plans achieve full funding, are 80% fixed income and 20% growth assets (primarily alternative investments, which include hedge funds, real estate, private equity, and public equity). Our largest non-U.S. plans (Ford U.K. and Ford Canada) have similar investment objectives to the U.S. plans. We expect to reach similar target asset allocations for these plans as they achieve full funding over the next few years, subject to legal requirements in each country.

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

In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to growth assets that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style, and process.  Within alternative investments, risk is similarly mitigated by constructing a portfolio that is broadly diversified by asset class, investment strategy, manager, style, and process.

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

At year-end 2013, Ford securities comprised less than 1% of our plan assets.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2013 is 6.89% for the U.S. plans, 7.25% for the U.K. plans, and 6.31% for the Canadian plans, and averages 6.63% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2013, our actual 10-year annual rate of return on pension plan assets was 9% for the U.S. plans, 7.7% for the U.K. plans, and 5.8% for the Canadian plans.  At December 31, 2012, our actual 10-year annual rate of return on pension plan assets was 11.1% for the U.S. plans, 8.7% for the U.K. plans, and 6.4% for the Canadian plans.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily fixed income and equity securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Fixed income and equity securities may each be combined into commingled fund investments.  Commingled funds are valued to reflect the pension fund’s interest in the fund based on the reported year-end net asset value (“NAV”).  Alternative investments are valued based on year-end reported NAV, with adjustments as appropriate for lagged reporting of 1 month to 6 months.

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

Alternative Assets.  Hedge funds generally hold liquid and readily-priced securities, such as public equities, exchange-traded derivatives, and corporate bonds.  Since hedge funds do not have readily-available market quotations, they are valued using the NAV provided by the investment sponsor or third party administrator.  Hedge fund assets typically are categorized as Level 3 in the fair value hierarchy due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term. Valuations may be lagged 1 month to 3 months.  For 2013 and 2012, we made adjustments of $(10) million and $33 million, respectively, to adjust for hedge fund-lagged valuations.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. Private equity and real estate funds do not have readily available market quotations, and therefore are valued using the NAV provided by the investment sponsor or third party administrator.  These assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1 month - 6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2013 and 2012, we made adjustments of $123 million and $56 million, respectively, to adjust for private equity-lagged valuations. For 2013 and 2012, we made adjustments of $0 and $24 million, respectively, to adjust for real estate-lagged valuations.

The Ford-Werke GmbH (“Ford-Werke”) funded defined benefit plan is funded through a group insurance contract and exists in a pooled structure with other policy holders.  The contract value represents the value of the underlying assets held by the insurance company (primarily bonds) at the guaranteed rate of return.  The adjustment to fair value to recognize contractual returns is a significant unobservable input; therefore the contract is Level 3.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $349 million and $99 million for U.S. and non-U.S. plans, respectively) by asset category was as follows (in millions):

	December 31, 2013
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$3,724	$22	$3	$3,749	$2,711	$229	$—	$2,940
International companies	2,288	76	1	2,365	2,983	214	2	3,199
Derivative financial instruments (a)	—	—	—	—	—	—	—	—
Total equity	6,012	98	4	6,114	5,694	443	2	6,139
Fixed Income
U.S. government	3,610	—	—	3,610	30	—	—	30
U.S. government-sponsored enterprises (b)	—	4,127	—	4,127	—	11	—	11
Non-U.S. government	—	2,115	—	2,115	—	6,880	67	6,947
Corporate bonds (c)
Investment grade	—	15,058	—	15,058	—	1,229	55	1,284
High yield	—	1,254	—	1,254	—	337	21	358
Other credit	—	48	—	48	—	37	13	50
Mortgage/other asset-backed	—	1,287	33	1,320	—	238	14	252
Commingled funds	—	304	—	304	—	471	—	471
Derivative financial instruments (a)	(23)	41	—	18	—	(5)	—	(5)
Total fixed income	3,587	24,234	33	27,854	30	9,198	170	9,398
Alternatives
Hedge funds (d)	—	—	2,778	2,778	—	—	1,657	1,657
Private equity (e)	—	—	2,626	2,626	—	—	352	352
Real estate (f)	—	—	610	610	—	—	601	601
Total alternatives	—	—	6,014	6,014	—	—	2,610	2,610
Cash and cash equivalents (g)	—	1,477	—	1,477	—	950	—	950
Other (h)	(273)	30	1	(242)	(465)	13	5,198	4,746
Total assets at fair value	$9,326	$25,839	$6,052	$41,217	$5,259	$10,604	$7,980	$23,843
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises (“GSEs”).

(c)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(d)
For U.S. Plans, funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2013:  global macro (32%), event-driven (26%), equity long/short (22%), multi-strategy (11%) and relative value (9%). For non-U.S. Plans, funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2013, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  event-driven (35%), equity long/short (35%), multi-strategy (12%), global macro (12%) and relative value (6%).

(e)
For U.S. Plans, diversified investments in private equity funds with the following strategies:  buyout (61%), venture capital (26%), mezzanine/distressed (7%), and other (6%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2013 holdings. For non-U.S. Plans, investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)
For investment in private property funds broadly classified as core (49%), value-added and opportunistic (51%). For non-U.S. Plans, investment in private property funds broadly classified as core (40%), value-added and opportunistic (60%).  Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)
For U.S. Plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S. Plans, primarily Ford-Werke, plan assets (insurance contract valued at $4,077 million) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

The fair value of our pension benefits plan assets (including dividends and interest receivables of $274 million and $84 million for U.S. and non-U.S. plans, respectively) by asset category was as follows (in millions):

	December 31, 2012
	U.S. Plans				Non-U.S.Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$7,544	$48	$15	$7,607	$3,221	$223	$—	$3,444
International companies	4,971	133	3	5,107	3,424	188	1	3,613
Derivative financial instruments (a)	—	—	—	—	—	—	—	—
Total equity	12,515	181	18	12,714	6,645	411	1	7,057
Fixed Income
U.S. government	2,523	—	—	2,523	99	—	—	99
U.S. government-sponsored enterprises (b)	—	3,236	3	3,239	—	6	—	6
Non-U.S. government	—	2,884	32	2,916	—	5,841	41	5,882
Corporate bonds (c)
Investment grade	—	10,581	80	10,661	—	1,147	22	1,169
High yield	—	1,386	14	1,400	—	268	1	269
Other credit	—	28	50	78	—	13	6	19
Mortgage/other asset-backed	—	1,183	115	1,298	—	168	28	196
Commingled funds	—	477	—	477	—	504	—	504
Derivative financial instruments (a)	(31)	(105)	—	(136)	—	3	(1)	2
Total fixed income	2,492	19,670	294	22,456	99	7,950	97	8,146
Alternatives
Hedge funds (d)	—	—	3,121	3,121	—	—	1,142	1,142
Private equity (e)	—	—	2,412	2,412	—	—	236	236
Real estate (f)	—	—	457	457	—	1	329	330
Total alternatives	—	—	5,990	5,990	—	1	1,707	1,708
Cash and cash equivalents (g)	—	1,844	57	1,901	—	867	—	867
Other (h)	(681)	15	—	(666)	(751)	16	4,670	3,935
Total assets at fair value	$14,326	$21,710	$6,359	$42,395	$5,993	$9,245	$6,475	$21,713
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by GSEs.

(c)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(d)
For U.S. Plans, funds investing in diverse hedge fund strategies (primarily commingled fund of funds) with the following composition of underlying hedge fund investments within the U.S. pension plans at December 31, 2012:  global macro (39%), event-driven (21%), equity long/short (17%), relative value (13%), and multi-strategy (10%). For non-U.S. Plans, funds investing in diversified portfolio of underlying hedge funds (commingled fund of funds).  At December 31, 2012, the composition of underlying hedge fund investments (within the U.K. and Canada pension plans) was:  event-driven (36%), equity long/short (26%), multi-strategy (14%), global macro (13%) and relative value (11%).

(e)
For U.S. Plans, diversified investments in private equity funds with the following strategies:  buyout (60%), venture capital (25%), mezzanine/distressed (8%), and other (7%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2012 holdings. For non-U.S. Plans, investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)
For U.S. Plans, Investment in private property funds broadly classified as core (54%), value-added and opportunistic (46%). For non-U.S. Plans, investment in private property funds broadly classified as core (31%), value-added and opportunistic (69%).  Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)
For U.S. Plans, primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales. For non-U.S. Plans, primarily Ford-Werke, plan assets (insurance contract valued at $3,609 million) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2013 (in millions):

	2013
			Return on plan assets
U.S. Plans:	Fair Value at January 1, 2013		Attributable to Assets Held at December 31, 2013	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31, 2013
Asset Category
Equity
U.S. companies	$15		$—	$—	$—	$(12)	$3
International companies	3		—	—	(2)	—	1
Total equity	18		—	—	(2)	(12)	4
Fixed Income
U.S. government	—		—	—	—	—	—
U.S. government-sponsored enterprises	3		—	—	—	(3)	—
Non-U.S. government	32		—	(1)	(28)	(3)	—
Corporate bonds
Investment grade	80		—	(4)	(33)	(43)	—
High yield	14		—	(1)	(12)	(1)	—
Other credit	50		—	(7)	(26)	(17)	—
Mortgage/other asset-backed	115		—	7	7	(96)	33
Derivative financial instruments	—		—	—	—	—	—
Total fixed income	294		—	(6)	(92)	(163)	33
Alternatives
Hedge funds	3,121		295	(40)	(598)	—	2,778
Private equity	2,412		345	—	(131)	—	2,626
Real estate	457		45	—	108	—	610
Total alternatives	5,990		685	(40)	(621)	—	6,014
Other	57		1	2	(55)	(4)	1
Total Level 3 fair value	$6,359		$686	$(44)	$(770)	$(179)	$6,052

Non-U.S. Plans:
Asset Category
Equity
U.S. companies	$—		$—	$—	$—	$—	$—
International companies	1		—	—	—	1	2
Total equity	1	—	—	—	—	1	2
Fixed Income
U.S. government	—		—	—	—	—	—
U.S. government-sponsored enterprises	—		—	—	—	—	—
Non-U.S. government	41		(7)	—	33	—	67
Corporate bonds
Investment grade	22		(1)	(1)	32	3	55
High yield	1		—	—	19	1	21
Other credit	6		—	—	7	—	13
Mortgage/other asset-backed	28		—	2	1	(17)	14
Derivative financial instruments	(1)		—	—	1	—	—
Total fixed income	97	—	(8)	1	93	(13)	170
Alternatives
Hedge funds	1,142		114	10	391	—	1,657
Private equity	236		34	—	82	—	352
Real estate	329		42	—	230	—	601
Total alternatives	1,707	—	190	10	703	—	2,610
Other (a)	4,670		528	—	—	—	5,198
Total Level 3 fair value	$6,475		$710	$11	$796	$(12)	$7,980
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $4,077 million).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 pension benefits plan assets measured at fair value on a recurring basis for the year ended December 31, 2012 (in millions):

	2012
		Return on plan assets
U.S. Plans	Fair Value at January 1, 2012	Attributable to Assets Held at December 31, 2012	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31, 2012
Asset Category
Equity
U.S. companies	$15	$—	$—	$—	$—	$15
International companies	3	—	3	(3)	—	3
Total equity	18	—	3	(3)	—	18
Fixed Income
U.S. government	—	—	—	—	—	—
U.S. government-sponsored enterprises	8	—	—	(5)	—	3
Non-U.S. government	169	2	5	(137)	(7)	32
Corporate bonds
Investment grade	33	5	(4)	14	32	80
High yield	11	1	1	4	(3)	14
Other credit	17	5	—	28	—	50
Mortgage/other asset-backed	54	1	3	43	14	115
Derivative financial instruments	6	(3)	(9)	10	(4)	—
Total fixed income	298	11	(4)	(43)	32	294
Alternatives
Hedge funds	2,968	189	(6)	(30)	—	3,121
Private equity	2,085	201	—	126	—	2,412
Real estate	362	31	1	63	—	457
Total alternatives	5,415	421	(5)	159	—	5,990
Other	(2)	2	—	67	(10)	57
Total Level 3 fair value	$5,729	$434	$(6)	$180	$22	$6,359

Non-U.S. Plan
Asset Category
Equity
U.S. companies	$—	$—	$—	$—	$—	$—
International companies	1	—	—	—	—	1
Total equity	1	—	—	—	—	1
Fixed Income
U.S. government	—	—	—	—	—	—
U.S. government-sponsored enterprises	—	—	—	—	—	—
Non-U.S. government	122	1	9	(31)	(60)	41
Corporate bonds
Investment grade	11	1	1	4	5	22
High yield	—	—	—	1	—	1
Other credit	—	—	—	6	—	6
Mortgage/other asset-backed	6	—	—	14	8	28
Derivative financial instruments	(6)	—	(3)	—	8	(1)
Total fixed income	133	2	7	(6)	(39)	97
Alternatives
Hedge funds	1,053	79	10	—	—	1,142
Private equity	123	14	—	99	—	236
Real estate	160	4	(1)	166	—	329
Total alternatives	1,336	97	9	265	—	1,707
Other (a)	4,358	312	—	—	—	4,670
Total Level 3 fair value	$5,828	$411	$16	$259	$(39)	$6,475
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3,609 million).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS

Our debt consists of short-term and long-term secured and unsecured debt securities, convertible debt securities, and unsecured and secured borrowings from banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.  In addition, Ford Credit sponsors securitization programs that provide short-term and long-term asset-backed financing through institutional investors in the U.S. and international capital markets.

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium and adjustments related to designated fair value hedges (see Note 16 for policy detail). Discounts, premiums, and costs directly related to the issuance of debt are amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other income/(expense), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS (Continued)

The carrying value of Total Company debt was $114.7 billion and $105.1 billion at December 31, 2013 and 2012, respectively. The following table details the carrying value of our debt by Automotive sector and Financial Services sector (in millions):

			Interest Rates
			Average Contractual (a)		Average Effective (b)
Automotive Sector	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Debt payable within one year
Short-term	$562	$484	1.5%	1.5%	1.5%	1.5%
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	104	311
Total debt payable within one year	1,257	1,386
Long-term debt payable after one year
Public unsecured debt securities (c)	6,799	5,420
Unamortized (discount)/premium	(148)	(100)
Convertible notes	908	908
Unamortized (discount)/premium	(110)	(142)
DOE ATVM Incentive Program	4,424	5,014
EIB Credit Facilities (d)	1,295	729
Other debt	1,255	1,048
Unamortized (discount)/premium	3	(7)
Total long-term debt payable after one year	14,426	12,870	4.4%	4.6%	4.7%	5.1%
Total Automotive sector	$15,683	$14,256
Fair value of Automotive sector debt (e)	$17,301	$14,867

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$3,364	$5,752
Other asset-backed short-term debt	1,963	3,762
Floating rate demand notes	5,319	4,890
Commercial paper	2,003	1,686
Other short-term debt	2,345	1,655
Total short-term debt	14,994	17,745	1.5%	1.1%	1.5%	1.1%
Long-term debt
Unsecured debt
Notes payable within one year	4,475	5,830
Notes payable after one year	38,914	32,503
Asset-backed debt
Notes payable within one year	17,337	13,801
Notes payable after one year	23,273	20,266
Unamortized (discount)/premium	(91)	(134)
Fair value adjustments (f)	103	791
Total long-term debt	84,011	73,057	3.1%	3.8%	3.3%	4.1%
Total Financial Services sector	$99,005	$90,802
Fair value of Financial Services sector debt (e)	$102,399	$94,578
__________

(a)	Average contractual rates reflect the stated contractual interest rate with the exception of commercial paper, which is issued at a discount.

(b)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

(c)
Public unsecured debt securities at December 31, 2013 increased by about $1.4 billion from December 31, 2012, primarily reflecting the issuance of $2 billion of 4.75% Notes due January 15, 2043, offset partially by the redemption of about $600 million of 7.5% Notes due June 10, 2043.

(d)	Includes debt of Ford Romania which was consolidated on January 1, 2013. See Note 23 for additional information.

(e)
The fair value of debt includes $377 million and $484 million of Automotive sector short-term debt and $9.7 billion and $8.4 billion of Financial Services sector short-term debt at December 31, 2013 and 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for additional information.

(f)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt is reported in Automotive other liabilities and deferred revenue and was $195 million and $194 million at
December 31, 2013 and 2012, respectively. Interest accrued on Financial Services debt is reported in Financial Services other liabilities and deferred income and was $633 million and $744 million at December 31, 2013 and 2012, respectively. See Note 4 for fair value methodology.

Maturities

The following table summarizes contractual maturities including capital leases at December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$165	$—	$—	$361	$6,273	$6,799
Convertible notes	—	—	883	—	—	25	908
DOE ATVM Incentive Program	591	591	591	591	591	2,060	5,015
Short-term and other debt (a)	666	1,772	289	73	71	345	3,216
Total (b)	1,257	2,528	1,763	664	1,023	8,703	15,938

Financial Services Sector
Unsecured debt	14,142	9,048	8,955	7,445	5,612	7,854	53,056
Asset-backed debt	22,664	11,994	7,836	2,746	497	200	45,937
Total (b)	36,806	21,042	16,791	10,191	6,109	8,054	98,993
Total Company (b)	$38,063	$23,570	$18,554	$10,855	$7,132	$16,757	$114,931
__________

(a)	Primarily non-U.S. affiliate debt and includes the EIB secured loans.

(b)	Excludes discounts, premiums and adjustments, if any, related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public, nonconvertible unsecured debt securities outstanding were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	December 31, 2013	December 31, 2012
4 7/8% Debentures due March 26, 2015	$165	$160
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
6.55% Debentures due October 3, 2022 (a) (e)	—	15
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (b)	638	638
6 3/8% Debentures due February 1, 2029 (b)	260	260
5.95% Debentures due September 3, 2029 (a) (e)	—	8
6.15% Debentures due June 3, 2030 (a) (e)	—	10
7.45% GLOBLS due July 16, 2031 (b)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (a)	40	40
7.50% Notes due June 10, 2043 (c)	—	593
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
4.75% Notes due January 15, 2043	2,000	—
Total public unsecured debt securities (d)	$6,799	$5,420
__________

(a)	Unregistered industrial revenue bonds.

(b)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(c)	Listed on the New York Stock Exchange; this debt was redeemed as of February 4, 2013.

(d)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2013 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

(e)	Redeemed as of November 25, 2013.

Convertible Notes

At December 31, 2013, we had outstanding $883 million and $25 million principal amount of 4.25% Senior Convertible Notes due November 15, 2016 (“2016 Convertible Notes”) and December 15, 2036 (“2036 Convertible Notes”), respectively.

Subject to certain limitations relating to the price of Ford Common Stock, the 2016 Convertible Notes are convertible into shares of Ford Common Stock, based on a conversion rate (subject to adjustment) of 112.8203 shares per $1,000 principal amount of 2016 Convertible Notes (which is equal to a conversion price of $8.86 per share). Upon conversion of the 2016 Convertible Notes, we have the right to deliver, in lieu of shares of Ford Common Stock, either cash or a combination of cash and Ford Common Stock. We may terminate the conversion rights of holders under the 2016 Convertible Notes at any time on or after November 20, 2014 if the closing price of Ford Common Stock exceeds 130% of the then-applicable conversion price for 20 trading days during the consecutive 30-trading-day period prior to notice of termination.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS (Continued)

In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective as of the close of business on January 21, 2014.

Liability, equity, and if-converted components of our Convertible Notes are summarized as follows (in millions):

			Total Effective Interest Rate
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Liability component
4.25% Debentures due November 15, 2016	$768	$768	9.2%	9.2%
4.25% Debentures due November 15, 2016 (underwriter option)	115	115	8.6%	8.6%
Subtotal Convertible Debt due November 15, 2016	883	883
4.25% Debentures due December 15, 2036	25	25	10.5%	10.5%
Unamortized discount	(110)	(142)
Net carrying amount	$798	$766

Equity component of outstanding debt (a)	$(225)	$(225)
Share value in excess of principal value, if converted (b)	673	384
__________

(a)	Recorded in Capital in excess of par value of stock.

(b)	Based on share price of $15.43 and $12.95 as of December 31, 2013 and 2012, respectively.

We recognized interest cost on our Convertible Notes as follows (in millions):

	2013	2012	2011
Contractual interest coupon	$39	$38	$38
Amortization of discount	32	30	27
Total interest cost on Convertible Notes	$71	$68	$65

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, pursuant to which the DOE agreed to (i) arrange a 13-year multi-draw term loan facility under the ATVM Program in the aggregate principal amount of up to $5.9 billion, (ii) designate us as a borrower under the ATVM Program, and (iii) cause the Federal Financing Bank to enter into the Note Purchase Agreement for the purchase of notes to be issued by us evidencing such loans. The proceeds of the ATVM loan have been used to finance certain costs for fuel efficient, advanced technology vehicles. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws still outstanding being about 2.3% per annum).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. DEBT AND COMMITMENTS (Continued)

EIB Credit Facilities

On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $551 million at December 31, 2013) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $744 million at
December 31, 2013) with the EIB (the “EIB United Kingdom Facility”). The facilities were fully drawn at December 31, 2013. Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively. Proceeds of loans drawn under the EIB Romania Facility have been used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility have been used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom. The loans under each facility are five-year, non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% and from us for approximately 20% of the outstanding principal amounts. Ford Romania and Ford of Britain have each pledged fixed assets, receivables, and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain’s obligations to the government of the United Kingdom.

Automotive Credit Facilities

At December 31, 2013, lenders under our revolving credit facility had commitments totaling $10.7 billion, with a November 30, 2017 maturity date, and commitments totaling $50 million with a November 30, 2015 maturity date. The revolving credit facility is unsecured and free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required.

At December 31, 2013, the utilized portion of the revolving credit facility was $83 million, representing amounts utilized as letters of credit.

At December 31, 2013, we had $802 million of local credit facilities to foreign Automotive affiliates, of which $99 million has been utilized. Of the $802 million of committed credit facilities, $487 million expires in 2014, $277 million expires in 2015, and $38 million thereafter.

Financial Services Sector

Asset-Backed Debt

Ford Credit engages in securitization transactions to fund operations and to maintain liquidity. Ford Credit’s securitization transactions are recorded as asset-backed debt and the associated assets are not de-recognized and continue to be included on our financial statements.

The finance receivables and cash flows related to operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit does, however, hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of the securitization transactions. The debt is the obligation of Ford Credit’s consolidated securitization entities and not Ford Credit’s legal obligation or that of its other subsidiaries.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. DEBT AND COMMITMENTS (Continued)

The following table shows the assets and liabilities related to our asset-backed debt arrangements that are included on our financial statements for the years ended December 31 (in billions):

	2013
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$3.8	$45.8	$35.1
Net investment in operating leases	0.4	8.1	5.6
Total	$4.2	$53.9	$40.7
Non-VIE
Finance receivables (b)	$0.2	$5.6	$5.2
Total securitization transactions
Finance receivables	$4.0	$51.4	$40.3
Net investment in operating leases	0.4	8.1	5.6
Total	$4.4	$59.5	$45.9

	2012
	Cash and Cash Equivalents	Finance Receivables, Net and Net Investment in Operating Leases	Related Debt
VIEs (a)
Finance receivables	$2.5	$47.5	$36.0
Net investment in operating leases	0.4	6.3	4.2
Total	$2.9	$53.8	$40.2
Non-VIE
Finance receivables (b)	$0.1	$3.5	$3.3
Total securitization transactions
Finance receivables	$2.6	$51.0	$39.3
Net investment in operating leases	0.4	6.3	4.2
Total	$3.0	$57.3	$43.5
__________

(a)	Includes assets to be used to settle liabilities of the consolidated VIEs. See Note 11 for additional information on Financial Services sector VIEs.

(b)
Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $145 million at December 31, 2012 was not reflected as debt of the VIEs and is excluded from the table above, but was included on our consolidated debt. The finance receivables backing this external funding are included in the table above.

Financial Services sector asset-backed debt also included $0 and $64 million at December 31, 2013 and 2012, respectively, that is secured by property.

Credit Facilities

At December 31, 2013, Ford Credit and its majority-owned subsidiaries had $1.6 billion of contractually-committed unsecured credit facilities with financial institutions, including FCE Bank plc’s (“FCE”) £720 million (equivalent to $1.2 billion at December 31, 2013) which matures in 2016. At December 31, 2013, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  DEBT AND COMMITMENTS (Continued)

At December 31, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of Ford Credit’s asset-backed securities was $3.5 billion, down from $6.3 billion at December 31, 2012. This reduction has been offset by increases in other committed liquidity programs, leaving Ford Credit’s total sources of liquidity largely unchanged.

Committed Liquidity Programs

Ford Credit and its subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored, asset-backed commercial paper conduits (“conduits”) and other financial institutions.  Such counterparties are contractually committed, at Ford Credit’s option, to purchase from it eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $29.4 billion ($18.4 billion retail, $5.7 billion wholesale, and $5.3 billion lease assets) at December 31, 2013, of which about $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $24.5 billion (of which about $5 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between January 2015 and December 2015.  Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions.  Ford Credit’s capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates.  At December 31, 2013, $14.7 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit’s experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

Derivative Financial Instruments and Hedge Accounting. Derivatives are recorded on the balance sheet at fair value and presented on a gross basis.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Hedge ineffectiveness is the difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate. Ineffectiveness is recorded directly to income.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. Our Automotive sector reports changes in the fair value of derivatives not designated as hedging instruments through Automotive cost of sales. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

Our Financial Services sector reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss) net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services other income/(loss) net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) (“OCI”), reclassified from Accumulated other comprehensive income/(loss) (“AOCI”) to income and/or recognized directly in income for the years ended December 31 (in millions):

	2013			2012			2011
	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$317	$(80)	$(3)	$(371)	$(377)	$1	$(100)	$119	$(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(26)			$(138)			$20
Commodity contracts			(84)			(65)			(423)
Other – warrants			—			(4)			(1)
Total			$(110)			$(207)			$(404)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$254			$177			$217
Ineffectiveness (a)			(44)			16			(30)
Total			$210			$193			$187
Derivatives not designated as hedging instruments
Interest rate contracts			$(33)			$(14)			$(5)
Foreign currency exchange contracts			21			(70)			(48)
Cross-currency interest rate swap contracts			(88)			(150)			(3)
Other (b)			—			(81)			65
Total			$(100)			$(315)			$9
 __________

(a)
For 2013, 2012, and 2011, hedge ineffectiveness reflects change in fair value on derivatives of $658 million loss, $228 million gain, and $433 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $614 million gain, $212 million loss, and $463 million loss, respectively.

(b)	Reflects gains/(losses) for derivative features included in the FUEL Notes (see Note 4).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	December 31, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$16,238	$413	$189	$17,663	$150	$357

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	11,599	144	210	9,225	68	129
Commodity contracts	3,006	23	19	1,854	23	124
Total derivatives not designated as hedging instruments	14,605	167	229	11,079	91	253
Total Automotive sector derivative financial instruments	$30,843	$580	$418	$28,742	$241	$610

Financial Services Sector
Fair value hedges
Interest rate contracts	$18,778	$360	$179	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	69,863	224	126	68,919	504	248
Foreign currency exchange contracts	2,410	1	25	2,378	9	8
Cross-currency interest rate swap contracts	2,620	—	176	3,006	—	117
Total derivatives not designated as hedging instruments	74,893	225	327	74,303	513	373
Total Financial Services sector derivative financial instruments	$93,671	$585	$506	$91,057	$1,300	$381

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or commodity volumes and prices.

On our consolidated balance sheet, derivative assets are reported in Other assets for Automotive and Financial Services sectors, and derivative liabilities are reported in Payables for our Automotive sector and in Other liabilities and deferred revenue for our Financial Services sector.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on December 31, 2013 was $1.2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	December 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in balance sheet	$580	$418	$241	$610
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(359)	(359)	(218)	(218)
Net amount	$221	$59	$23	$392

Financial Services Sector
Gross derivative amounts recognized in balance sheet	$585	$506	$1,300	$381
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(296)	(296)	(222)	(222)
Net amount	$289	$210	$1,078	$159

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other Assets or Payables on our consolidated balance sheet. As of December 31, 2013 and 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at December 31, 2013 and 2012, our adjustment decreased derivative assets by $1 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at December 31, 2013 and 2012, our adjustment increased derivative assets by $2 million and decreased derivative assets by $14 million, respectively, and decreased derivative liabilities by $25 million and $5 million, respectively. See Note 4 for more detail on valuation methodologies.

NOTE 17. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that operates an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda (“the Option”). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. Mazda’s share in AAI is redeemable by Ford or Mazda for a three-year period commencing on September 1, 2015. The following table summarizes the change in our redeemable noncontrolling interest for the years ended December 31 (in millions):

	2013	2012
Beginning balance (a)	$322	$319
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	9	3
Ending balance	$331	$322
__________
(a) The 2012 beginning balance reflects the fair value of redeemable noncontrolling interest at September 1, 2012, the date of the AAI consolidation. See Note 23 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the years ended December 31 (in millions):

	2013	2012	2011
Foreign currency translation
Beginning balance	$(1,241)	$(1,383)	$(665)
Net gains/(losses) on foreign currency translation (net of tax benefit of $53 and tax of $0 and $2)	(617)	157	(697)
Reclassifications to net income (a)	111	(15)	(21)
Other comprehensive income/(loss), net of tax (b)	(506)	142	(718)
Ending balance	$(1,747)	$(1,241)	$(1,383)

Derivative instruments (c)
Beginning balance	$(175)	$(181)	$(29)
Net gains/(losses) on derivative instruments (net of tax of $141 and tax benefit of $115 and $29)	176	(256)	(71)
Reclassifications to net income (net of tax of $41 and $115 and tax benefit of $38) (d)	39	262	(81)
Other comprehensive income/(loss), net of tax	215	6	(152)
Ending balance	$40	$(175)	$(181)

Pension and other postretirement benefits
Beginning balance	$(21,438)	$(17,170)	$(13,617)
Prior service cost arising during the period (net of tax of $0 and tax benefit of $1 and $35)	2	(31)	56
Net gains/(losses) arising during the period (net of tax of $1,883 and tax benefit of $2,238 and $1,461)	3,521	(4,693)	(4,229)
Amortization of prior service costs/(credits) included in net income (net of tax benefit of $21, $100, and $183) (e)	(24)	(164)	(40)
Amortization of (gains)/losses included in net income (net of tax of $653, $404, and $69) (e)	1,445	812	631
Translation impact on non-U.S. plans	(30)	(192)	29
Other comprehensive income/(loss), net of tax	4,914	(4,268)	(3,553)
Ending balance	$(16,524)	$(21,438)	$(17,170)

Net holding gains/(losses)
Beginning balance	$—	$—	$(2)
Reclassifications to net income	—	—	2
Ending balance	$—	$—	$—

Total AOCI ending balance at December 31	$(18,231)	$(22,854)	$(18,734)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)	There were losses of $2 million attributable to noncontrolling interests in 2011.
(c) We expect to reclassify existing net gains of $147 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(d)	Gains/(losses) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 16 for additional information.

(e)	These AOCI components are included in the computation of net periodic pension cost. See Note 14 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the years ended December 31 (in millions):

	2013	2012	2011
Interest income	$163	$272	$387
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	190	85	(77)
Gains/(Losses) on changes in investments in affiliates	(113)	594	436
Gains/(Losses) on extinguishment of debt	(18)	—	(60)
Royalty income	577	414	266
Other	175	234	139
Total	$974	$1,599	$1,091

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the years ended December 31 (in millions):

	2013	2012	2011
Interest income (investment-related)	$50	$70	$84
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	—	16	15
Gains/(Losses) on changes in investments in affiliates	5	(8)	51
Gains/(Losses) on extinguishment of debt	(1)	(14)	(68)
Insurance premiums earned	119	105	100
Other	175	196	193
Total	$348	$365	$375

NOTE 20.  SHARE-BASED COMPENSATION

At December 31, 2013, a variety of share-based compensation grants and awards were outstanding for employees (including officers). All share-based compensation plans are approved by the shareholders.

We have share-based compensation outstanding under two Long-Term Incentive Plans (“LTIP”):  the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP.  All outstanding share-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants. Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, the number of shares of Common Stock that may be granted as share-based compensation in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2013 the number of unused shares carried forward was 217 million shares.

We primarily issue two types of share-based compensation awards: restricted stock units (“RSUs”) and stock options.

We grant time-based and performance-based RSUs to our employees. RSUs provide the recipients with the right to shares of Common Stock after a restriction period. We measure the fair value using the closing price of our Common Stock on grant date.

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

Expense for RSUs and stock options is recorded in Selling, administrative, and other expense and is based on the fair value at grant date. RSU and stock option expense is recognized using the graded vesting method over the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement. Performance-based RSU expense is recognized when it is probable and estimable as measured against the performance metrics over the performance and restriction periods, if any.

We measure the intrinsic value of RSUs and stock options by comparing the award price to the closing stock price at December 31.

We issue new shares of Common Stock upon vesting of RSUs and upon exercise of stock options.

Restricted Stock Units

RSU activity during 2013 was as follows (in millions, except for weighted average grant-date fair value):

	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding, beginning of year	18.2	$13.18
Granted	10.8	12.77
Vested	(7.7)	13.11
Forfeited	(1.0)	12.52
Outstanding, end of year	20.3	13.11	$313
RSU-stock expected to vest	20.0	N/A	309

The fair value and intrinsic value of RSUs was as follows (in millions, except RSU per unit amounts):

	2013	2012	2011
Fair value
Granted	$138	$102	$123
Weighted average for multiple grant dates (per unit)	12.77	12.43	14.47
Vested	101	109	141
Intrinsic value
Vested	$119	$329	$478

Compensation cost for RSUs for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Compensation cost (a)	$81	$62	$84
__________

(a)	Net of tax benefit of $48 million, $36 million, and $49 million in 2013, 2012, and 2011, respectively.

As of December 31, 2013, there was approximately $58 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.8 years.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED COMPENSATION (Continued)

Stock Options

Stock option activity was as follows (in millions, except for weighted average exercise price):

	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	108.0	$9.14	144.4	$10.63
Granted	5.9	12.76	6.4	12.43
Exercised (a)	(33.1)	9.76	(7.6)	5.70
Expired	(1.6)	8.26	(35.2)	16.59
Forfeited	(0.1)	12.80	—	—
Outstanding, end of year	79.1	9.17	108.0	9.14
Exercisable, end of year	67.6	8.53	96.5	8.67
__________

(a)	Exercised at option prices ranging from $1.96 to $16.49 during 2013 and option prices ranging from $1.96 to $12.49 during 2012.

The total grant date fair value of options that vested during the years ended December 31 was as follows (in millions):

	2013	2012	2011
Fair value of vested options	$41	$37	$36

We have 67.6 million fully-vested stock options, with a weighted-average exercise price of $8.53 and average remaining term of 3.6 years.  We expect 11.3 million stock options (after forfeitures), with a weighted-average exercise price of $12.89 and average remaining term of 8.6 years, to vest in the future. The intrinsic value for vested and unvested options was $466 million and $28 million, respectively, for the year ended December 31, 2013.

We received approximately $323 million in proceeds from the exercise of stock options in 2013.  The tax benefit realized was $11 million.  An equivalent of about $511 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2013, 2012, and 2011, the difference between the fair value of the Common Stock issued and the respective exercise price was $188 million, $44 million, and $54 million, respectively.

Compensation cost for stock options for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Compensation cost (a)	$18	$26	$30
__________

(a)	Net of tax benefit of $11 million, $16 million, and $17 million in 2013, 2012, and 2011, respectively.

As of December 31, 2013, there was about $10 million in unrecognized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted-average period of 1.7 years.  A summary of the status of our non-vested shares and changes during 2013 follows (in millions, except for weighted average grant-date fair value):

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	11.5	$6.79
Granted	5.9	5.03
Vested	(5.8)	7.04
Forfeited	(0.1)	5.30
Non-vested, end of year	11.5	5.78

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED COMPENSATION (Continued)

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2013	2012	2011
Fair value per stock option	$5.03	$5.88	$8.48
Assumptions:
Annualized dividend yield	3%	2%	—%
Expected volatility	52.2%	53.8%	53.2%
Risk-free interest rate	1.5%	1.6%	3.2%
Expected stock option term (in years)	7.7	7.2	7.1

Details on various stock option exercise price ranges as of December 31, 2013 were as follows (shares in millions):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.96 – $2.84	15.5	5.2	$2.16	15.5	$2.16
$5.11 – $8.58	23.2	3.1	7.29	23.2	7.29
$10.11 – $12.98	29.1	5.3	12.58	19.1	12.56
$13.07 – $16.64	11.3	2.8	13.86	9.8	13.71
Total stock options	79.1			67.6

NOTE 21.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

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

Additionally, under certain labor agreements, we are required to pay transitional benefits to our employees who are idled. For employees who will be temporarily idled, we expense the benefits on an as-incurred basis. For employees who will be permanently idled, we expense all of the future benefits payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

Automotive Sector

Business Restructuring - Europe

In October 2012, we committed to commence a transformation plan for our Europe operations. As part of this plan, we closed two manufacturing facilities in the United Kingdom in 2013 and are in the process of closing our assembly plant in Genk, Belgium at the end of 2014. The Genk closure was subject to an information and consultation process with employee representatives, which was completed in June 2013.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the separation-related activity (excluding $180 million of pension-related costs discussed in Note 14) recorded in Other liabilities and deferred revenue, for the year ended December 31 (in millions):

2013
Beginning balance	$—
Changes in accruals	607
Payments	(131)
Foreign Currency translation	21
Ending balance	$497

Our current estimate of total separation-related costs for the U.K. and Genk facilities is approximately $1 billion, excluding approximately $200 million of pension-related costs. The separation related costs not yet recorded will be expensed as the employees and suppliers continue to support Genk plant operations.

NOTE 22. INCOME TAXES

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

Our accounting for deferred tax consequences represents our best estimate of the likely future tax consequences of events that have been recognized on our financial statements or tax returns and their future probability.  In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, were as follows:

	2013	2012	2011
Income before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$6,523	$6,639	$6,043
Non-U.S.	(591)	493	2,138
Total	$5,932	$7,132	$8,181
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(19)	$4	$(4)
Non-U.S.	302	270	298
State and local	(40)	3	(24)
Total current	243	277	270
Deferred
Federal	(200)	2,076	(9,785)
Non-U.S.	321	(126)	(1,590)
State and local	(511)	(171)	(436)
Total deferred	(390)	1,779	(11,811)
Total	$(147)	$2,056	$(11,541)
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(1.5)	(1.6)	(1.5)
State and local income taxes	1.0	0.2	1.1
General business credits	(5.9)	0.3	(1.9)
Dispositions and restructurings	(26.0)	(1.7)	6.8
U.S. tax on non-U.S. earnings	(2.0)	(1.0)	(0.8)
Prior year settlements and claims	(0.2)	(1.8)	(0.2)
Tax-related interest	(0.2)	—	(0.9)
Tax-exempt income	(5.9)	(3.9)	(3.9)
Enacted change in tax rates	3.0	1.7	(0.1)
Valuation allowances	(0.8)	1.6	(172.3)
Other	1.0	—	(2.4)
Effective rate	(2.5)%	28.8%	(141.1)%

Included in “Dispositions and restructurings” is the recognition of deferred tax assets for investments in our European operations. Under GAAP, we do not recognize deferred tax assets related to stock investment in affiliates until it becomes apparent they will be realized in the foreseeable future. In the fourth quarter of 2013, we restructured certain of our European affiliates. We have made tax elections to include the operating results of these affiliates in our U.S. tax returns. As a result, we anticipate the realization of tax benefits related to stock investments in these European affiliates and have recorded deferred tax assets of $1.5 billion.

The American Taxpayer Relief Act of 2012 reinstated the U.S. federal research and development tax credit and U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the period ended December 31, 2013 reflects a $233 million tax benefit related to the retroactive provisions of the Act.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES (Continued)

We historically have provided deferred taxes for the presumed repatriation to the United States of earnings from nearly all non-U.S. subsidiaries. During 2011, we determined that $6.9 billion of these non-U.S. subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States. As management has determined that the earnings of these subsidiaries are not required as a source of funding for U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future. As a result of this change in assertion, deferred tax liabilities related to undistributed foreign earnings decreased by $63 million.

As of December 31, 2013, $7.5 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. These earnings have been subject to significant non-U.S. taxes; repatriation in their entirety would result in a residual U.S. tax liability of about $1 billion.

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

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2013	December 31, 2012
Deferred tax assets
Employee benefit plans	$4,907	$8,079
Net operating loss carryforwards	2,364	2,417
Tax credit carryforwards	5,675	4,973
Research expenditures	2,236	2,321
Dealer and dealers’ customer allowances and claims	2,106	1,820
Other foreign deferred tax assets	1,567	1,790
Allowance for credit losses	143	146
All other	2,736	1,176
Total gross deferred tax assets	21,734	22,722
Less: valuation allowances	(1,633)	(1,923)
Total net deferred tax assets	20,101	20,799
Deferred tax liabilities
Leasing transactions	1,138	1,145
Deferred income	2,075	2,094
Depreciation and amortization (excluding leasing transactions)	2,430	1,561
Finance receivables	723	616
Other foreign deferred tax liabilities	311	379
All other	707	289
Total deferred tax liabilities	7,384	6,084
Net deferred tax assets/(liabilities)	$12,717	$14,715

At December 31, 2013, we have a valuation allowance of $1.6 billion primarily for deferred tax assets related to our South America operations.

Operating loss carryforwards for tax purposes were $7.6 billion at December 31, 2013, resulting in a deferred tax asset of $2.4 billion.  There is no expiration date for $4.2 billion of these losses. The remaining losses begin to expire in 2016, though a substantial portion expire beyond 2020. Tax credits available to offset future tax liabilities are $5.7 billion. A substantial portion of these credits have a remaining carryforward period of 10 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2013	2012
Beginning balance	$1,547	$1,721
Increase – tax positions in prior periods	128	84
Increase – tax positions in current period	45	19
Decrease – tax positions in prior periods	(24)	(246)
Settlements	(79)	(31)
Lapse of statute of limitations	(54)	(14)
Foreign currency translation adjustment	1	14
Ending balance	$1,564	$1,547

The amount of unrecognized tax benefits at December 31, 2013 and 2012 that would affect the effective tax rate if recognized was $1.2 billion and $1.2 billion, respectively.

Examinations by tax authorities have been completed through 2004 in Germany, and through 2007 in Canada, the United States, and the United Kingdom.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 1996.

We recorded on our consolidated income statement approximately $11 million, $9 million, and $77 million in tax-related interest income for the years ended December 31, 2013, 2012, and 2011.  As of December 31, 2013 and 2012, we had recorded a net payable of $83 million and $137 million, respectively, for tax-related interest.

NOTE 23. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE

We classify assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify a disposal group as a discontinued operation when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal group after the sale.

When we classify a disposal group as held for sale, we test for impairment. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less transaction costs. We also cease depreciation for assets classified as held for sale.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE (Continued)

Changes in Investments in Affiliates

JMC. During the fourth quarter of 2013, we completed the acquisition of an additional 2% stake in JMC, a publicly-traded company in China that assembles Ford and non-Ford vehicles for distribution in China and other export markets. As a result, we recorded a $48 million increase in Equity in net assets of affiliated companies.

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
The fair value of 100% of Ford Romania’s identifiable net assets was $48 million as shown below (in millions):

January 1, 2013
Assets
Cash and cash equivalents	$9
Receivables	119
Inventories	70
Net property	927
Other assets	112
Total assets of Ford Romania	$1,237
Liabilities
Payables	$232
Other liabilities	76
Debt	881
Total liabilities of Ford Romania	$1,189

The excess of our previously recorded equity interest of $63 million over fair value of the net assets acquired resulted in a pre-tax loss of $15 million recorded in Automotive interest income and other income/(loss), net.

AAI. During the third quarter of 2012, we acquired full management control of AAI and consolidated it under the acquisition method of accounting. At September 1, 2012, the fair value of 100% of AAI’s identifiable net assets was $868 million. As part of the business combination, we recorded a redeemable noncontrolling interest at the then fair value of $319 million (see Note 17). As a result, the fair value attributable to our investment in AAI at September 1, 2012 was $549 million. The excess of this fair value over the carrying value of our previously recorded 50% unconsolidated equity interest resulted in a third quarter 2012 pre-tax gain of $155 million in Automotive interest income and other income/ (loss), net.

Changan Ford Mazda Automobile Corporation, Ltd (“CFMA”). Our Chinese joint venture, CFMA, whose members included Chongqing Changan Automobile Co., Ltd. (“Changan”) (50% partner), Mazda (15% partner) and us (35% partner), produced and distributed in China an expanding variety of Ford passenger car models, as well as Mazda and Volvo models.  On November 30, 2012, CFMA transferred its Nanjing operations to Changan Mazda Automobile Ltd. (“CMA”), and CFMA was renamed CAF. Immediately after the split, Ford and Mazda fully exchanged their respective interest in the two joint ventures. As a result, Ford now owns a 50% interest in CAF and Mazda owns a 50% interest in CMA; Changan remains a 50% partner in each joint venture. CMA will continue to assemble vehicles for CAF as a contract manufacturer until 2014.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. DISPOSITIONS, CHANGES IN INVESTMENTS IN AFFILIATES, AND ASSETS HELD FOR SALE (Continued)

Upon the exchange, we de-recognized the historical carrying value of our equity investment in CMA of $115 million, increased our equity investment in CAF by the fair value of the interest received of $740 million, and recognized a fourth quarter 2012 pre-tax gain of $625 million in Automotive interest income and other income/(expense), net.

Ford Russia. During the second quarter of 2011, we signed an agreement with Sollers OJSC establishing FordSollers, a 50/50 joint venture in Russia. On October 1, 2011, we contributed our wholly owned operations in Russia, consisting primarily of a manufacturing plant near St. Petersburg and access to our Russian dealership network, to the joint venture in exchange for a 50% interest. As a result, we deconsolidated Ford Russia’s assets and liabilities, recorded an equity method investment in Ford Sollers at fair value, and recognized a pre-tax gain of $401 million reported in Automotive interest income and other income/(loss), net.

Financial Services Sector

Dispositions
Asia Pacific Markets. In 2011, Ford Credit recorded foreign currency translation adjustments of $60 million (including $72 million recorded in the fourth quarter of 2011) related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. These adjustments decreased Accumulated other comprehensive income (foreign currency translation) and increased pre-tax income, which was recorded to Financial Services other income/(loss), net.
Assets Held for Sale

Other Financial Services Segment. During April and August 2013, we executed agreements to sell certain Volvo-related retail financing receivables in tranches to a third-party financing company. We received cash proceeds of $495 million and recognized pre-tax gains of $6 million for receivables sold in 2013. The pre-tax gains are reported in Financial Services other income(loss), net. All servicing obligations were transferred to the third party upon sale of the receivables. As a consequence of the sale of receivables, we also recognized other expenses of $56 million. As of December 31, 2013, the remaining Volvo-related retail financing receivables of $3 million were considered assets held for sale as we have the intent to sell these receivables as part of future tranches under these same agreements. We determined a valuation allowance was not required, based on an analysis of the fair value of the remaining receivables. The receivables are included in Other Assets.

NOTE 24.  CAPITAL STOCK AND AMOUNTS PER SHARE

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Dividend Declaration

On January 9, 2014, our Board of Directors declared a first quarter 2014 dividend on our Common and Class B Stock of $0.125 per share payable on March 3, 2014 to stockholders of record on January 31, 2014.

Effect of Dividends on Convertible Notes

As a result of dividends totaling $0.40 per share ($0.10 per share in each quarter of 2013) paid on our Common Stock, the conversion rates for our outstanding convertible notes (see Note 15) have been adjusted pursuant to their terms as follows:

Conversion Rate -
Shares of Ford Common Stock for Each $1,000 Principal Amount
		After Adjustment	After Adjustment
	In Effect	Effective	Effective
Security	At January 1, 2013	May 3, 2013	November 1, 2013
4.25% Senior Convertible Notes Due November 15, 2016	109.8554 shares	111.5339 shares	112.8203 shares

		After Adjustment	After Adjustment
	In Effect	Effective	Effective
	At January 1, 2013	May 3, 2013	November 1, 2013
4.25% Senior Convertible Notes Due November 15, 2036	111.0495 shares	112.7462 shares	114.0466 shares

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2013	2012	2011
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$7,155	$5,665	$20,213
Effect of dilutive 2016 Convertible Notes (a)	45	46	64
Effect of dilutive 2036 Convertible Notes (a)	1	2	2
Effect of dilutive Trust Preferred Securities (a) (b)	—	—	40
Diluted income	$7,201	$5,713	$20,319

Basic and Diluted Shares (c)
Basic shares (average shares outstanding)	3,935	3,815	3,793
Net dilutive options and warrants	51	101	187
Dilutive 2016 Convertible Notes	98	96	95
Dilutive 2036 Convertible Notes	3	3	3
Dilutive Trust Preferred Securities (b)	—	—	33
Diluted shares	4,087	4,015	4,111
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)	The Trust Preferred Securities, which were convertible into Ford Common Stock, were fully redeemed on March 15, 2011.

(c)
Includes (i) 53 million in average net dilutive shares for 2012 for warrants outstanding prior to exercise, and (ii) 9 million in average basic shares outstanding for 2012 for shares issued for warrants exercised. In total, 362 million warrants were exercised by the deadline for exercise of December 31, 2012, on a net share settlement basis, resulting in the issuance of 106 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  OPERATING CASH FLOWS

The reconciliation of Net income attributable to Ford Motor Company to Net cash provided by/(used in) operating activities for the years ended December 31 was as follows (in millions):

	2013
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$5,755	$1,400	$7,155
Depreciation and tooling amortization	4,064	2,440	6,504
Other amortization	110	(158)	(48)
Provision for credit and insurance losses	2	208	210
Net (gain)/loss on extinguishment of debt	18	1	19
Net (gain)/loss on investment securities	(190)	—	(190)
Loss on retiree lump-sum settlements	594	—	594
Equity investment earnings in excess of dividends received	(529)	—	(529)
Foreign currency adjustments	227	1	228
Net (gain)/loss on changes in investments in affiliates	113	—	113
Stock compensation	152	7	159
Provision for deferred income taxes	(494)	(367)	(861)
Decrease/(Increase) in intersector receivables/payables	(136)	136	—
Decrease/(Increase) in accounts receivable and other assets	(1,401)	(568)	(1,969)
Decrease/(Increase) in inventory	(572)	—	(572)
Increase/(Decrease) in accounts payable and other liabilities	(1,332)	737	(595)
Other	1,357	(485)	872
Net cash provided by/(used in) operating activities	$7,738	$3,352	$11,090

	2012
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$4,466	$1,199	$5,665
Depreciation and tooling amortization	3,655	1,831	5,486
Other amortization	43	(325)	(282)
Provision for credit and insurance losses	6	77	83
Net (gain)/loss on extinguishment of debt	—	14	14
Net (gain)/loss on investment securities	(89)	(16)	(105)
Dividends in excess of equity investment earnings	20	—	20
Foreign currency adjustments	(121)	5	(116)
Net (gain)/loss on sale of businesses	183	4	187
Gain on changes in investments in affiliates	(780)	—	(780)
Stock compensation	134	6	140
Provision for deferred income taxes	1,444	545	1,989
Decrease/(Increase) in intersector receivables/payables	899	(899)	—
Decrease/(Increase) in accounts receivable and other assets	(2,335)	(162)	(2,497)
Decrease/(Increase) in inventory	(1,401)	—	(1,401)
Increase/(Decrease) in accounts payable and other liabilities	(520)	(34)	(554)
Other	662	(202)	460
Net cash provided by/(used in) operating activities	$6,266	$2,043	$8,309
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash provided by/(used in) operating activities to the consolidated net cash provided by/(used in) operating activities.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  OPERATING CASH FLOWS (Continued)

	2011
	Automotive	Financial Services	Total (a)
Net income attributable to Ford Motor Company	$18,447	$1,766	$20,213
Depreciation and tooling amortization	3,533	1,184	4,717
Other amortization	80	(541)	(461)
Provision for credit and insurance losses	2	(36)	(34)
Net (gain)/loss on extinguishment of debt	60	68	128
Net (gain)/loss on investment securities	76	6	82
Equity investment earnings in excess of dividends received	(169)	—	(169)
Foreign currency adjustments	(35)	(2)	(37)
Net (gain)/loss on sale of businesses	(410)	(11)	(421)
Stock compensation	163	8	171
Provision for deferred income taxes	(11,566)	495	(11,071)
Decrease/(Increase) in intersector receivables/payables	642	(642)	—
Decrease/(Increase) in accounts receivable and other assets	(1,658)	(284)	(1,942)
Decrease/(Increase) in inventory	(367)	—	(367)
Increase/(Decrease) in accounts payable and other liabilities	(168)	(1,431)	(1,599)
Other	738	(162)	576
Net cash provided by/(used in) operating activities	$9,368	$418	$9,786
_________

(a)	See Note 1 for a reconciliation of the sum of the sector net cash provided by/(used in) operating activities to the consolidated net cash provided by/(used in) operating activities.

Cash paid/(received) for interest and income taxes for continuing operations for the years ended December 31 was as follows (in millions):

	2013	2012	2011
Interest
Automotive sector	$746	$693	$1,012
Financial Services sector	2,755	3,003	3,357
Total interest paid	$3,501	$3,696	$4,369
Income taxes	$538	$344	$268

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

Automotive Sector

Our Automotive sector is divided into four segments:  1) North America, 2) South America, 3) Europe, and 4) Asia Pacific Africa.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.

North America segment primarily includes the sale of Ford- and Lincoln-brand vehicles and related service parts and accessories in North America (United States, Canada, and Mexico).

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

Revenue from Ford-brand and JMC-brand vehicles produced and distributed by our unconsolidated affiliates are not included in our revenue.

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

Transactions among Automotive segments generally are presented on a “where-sold,” absolute-cost basis, which reflects the profit/(loss) on the sale within the segment making the ultimate sale to an external entity.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.

Financial Services Sector

The Financial Services sector includes the following segments: 1) Ford Credit, and 2) Other Financial Services.  Ford Credit provides vehicle-related financing and leasing.  Other Financial Services includes a variety of businesses including holding companies, real estate, and the financing of some Volvo vehicles in Europe. During 2013, we sold a substantial portion of our Volvo financing business, with the remaining Volvo-related retail financing receivables classified as assets held for sale in Other assets. See Note 23 for more information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Automotive Sector
	Operating Segments				Reconciling Items
	North America	South America	Europe	Asia Pacific Africa	Other Automotive	Special Items	Total
2013
Revenues	$88,907	$10,844	$27,882	$11,736	$—	$—	$139,369
Income/(loss) before income taxes	8,781	(34)	(1,609)	415	(656)	(1,568)	5,329
Other disclosures:
Depreciation and tooling amortization	2,128	272	1,312	352	—	—	4,064
Amortization of intangibles	9	—	1	1	—	—	11
Interest expense	—	—	—	—	829	—	829
Interest income	100	—	6	4	53	—	163
Cash outflow for capital spending	3,754	756	1,277	779	—	—	6,566
Unconsolidated affiliates
Equity in net income	127	—	125	794	—	—	1,046
Total assets at December 31	59,038	7,056	15,264	8,968	—	—	90,326

2012
Revenues	$79,943	$10,080	$26,546	$9,998	$—	$—	$126,567
Income/(loss) before income taxes	8,343	213	(1,753)	(77)	(470)	(246)	6,010
Other disclosures:
Depreciation and tooling amortization	1,964	256	1,132	303	—	—	3,655
Amortization of intangibles	9	—	—	1	—	—	10
Interest expense	—	—	—	—	713	—	713
Interest income	72	—	—	—	200	—	272
Cash outflow for capital spending	3,150	668	1,112	529	—	—	5,459
Unconsolidated affiliates
Equity in net income	127	—	113	315	—	—	555
Total assets at December 31	51,699	6,819	20,305	7,635	—	—	86,458

2011
Revenues	$75,022	$10,976	$33,758	$8,412	$—	$—	$128,168
Income/(loss) before income taxes	6,191	861	(27)	(92)	(601)	(82)	6,250
Other disclosures:
Depreciation and tooling amortization	1,769	265	1,225	274	—	—	3,533
Amortization of intangibles	9	2	—	1	—	—	12
Interest expense	—	—	—	—	817	—	817
Interest income	60	—	—	—	327	—	387
Cash outflow for capital spending	2,164	581	1,034	493	—	—	4,272
Unconsolidated affiliates
Equity in net income	179	—	61	239	—	—	479
Total assets at December 31	46,038	6,878	19,737	6,133	—	—	78,786

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit (a)	Other Financial Services	Elims	Total	Elims (b)	Total
2013
Revenues	$7,805	$192	$(449)	$7,548	$—	$146,917
Income/(loss) before income taxes	1,756	(84)	—	1,672	—	7,001
Other disclosures:
Depreciation and tooling amortization	2,422	18	—	2,440	—	6,504
Amortization of intangibles	—	—	—	—	—	11
Interest expense	2,730	130	—	2,860	—	3,689
Interest income (c)	50	—	—	50	—	213
Cash outflow for capital spending	16	15	—	31	—	6,597
Unconsolidated affiliates
Equity in net income	23	—	—	23	—	1,069
Total assets at December 31	115,608	5,679	(6,230)	115,057	(3,357)	202,026

2012
Revenues	$7,189	$267	$(464)	$6,992	$—	$133,559
Income/(loss) before income taxes	1,697	13	—	1,710	—	7,720
Other disclosures:
Depreciation and tooling amortization	1,806	25	—	1,831	—	5,486
Amortization of intangibles	—	—	—	—	—	10
Interest expense	3,027	88	—	3,115	—	3,828
Interest income (c)	69	1	—	70	—	342
Cash outflow for capital spending	18	11	—	29	—	5,488
Unconsolidated affiliates
Equity in net income	33	—	—	33	—	588
Total assets at December 31	104,596	7,698	(7,282)	105,012	(2,064)	189,406

2011
Revenues	$7,662	$337	$(562)	$7,437	$—	$135,605
Income/(loss) before income taxes	2,404	27	—	2,431	—	8,681
Other disclosures:
Depreciation and tooling amortization	1,154	30	—	1,184	—	4,717
Amortization of intangibles	—	—	—	—	—	12
Interest expense	3,507	107	—	3,614	—	4,431
Interest income (c)	83	1	—	84	—	471
Cash outflow for capital spending	15	6	—	21	—	4,293
Unconsolidated affiliates
Equity in net income	21	—	—	21	—	500
Total assets at December 31	99,280	8,634	(7,302)	100,612	(2,012)	177,386
__________

(a)	Prior-year revenues, depreciation, and total assets were reclassified to conform to current-year presentation.

(b)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

(c)
Interest income reflected on this line for Financial Services sector is non-financing related. Interest income in the normal course of business for Financial Services sector is reported in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  GEOGRAPHIC INFORMATION

The following table shows Total Company revenues and long-lived assets, split geographically by our country of domicile, the United States, and other countries where our major subsidiaries are domiciled, for the years ended December 31 (in millions):

	2013		2012		2011
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$85,459	$28,276	$76,055	$22,986	$70,839	$18,514
United Kingdom	10,038	1,503	9,208	1,668	9,479	1,721
Canada	9,729	3,154	9,470	2,580	9,415	2,424
Germany	8,600	2,635	8,005	2,719	8,493	2,996
Mexico	1,992	1,910	1,818	1,990	1,920	1,419
All Other	31,099	8,738	29,003	6,887	35,459	5,817
Total Company	$146,917	$46,216	$133,559	$38,830	$135,605	$32,891
__________

(a)	Includes Net property from our consolidated balance sheet and Financial Services Net investment in operating leases from the sector balance sheet.

NOTE 28.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2013				2012
Automotive Sector	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,858	$36,079	$33,857	$35,575	$30,525	$31,328	$30,247	$34,467
Income before income taxes	1,620	1,368	1,728	613	1,582	1,148	1,858	1,422

Financial Services Sector
Revenues	$1,791	$1,844	$1,918	$1,995	$1,758	$1,709	$1,744	$1,781
Income before income taxes	503	451	363	355	456	447	388	419

Total Company
Income before income taxes	$2,123	$1,819	$2,091	$968	$2,038	$1,595	$2,246	$1,841

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income	$1,611	$1,233	$1,272	$3,039	$1,396	$1,040	$1,631	$1,598

Common and Class B per share from income from continuing operations
Basic	$0.41	$0.31	$0.32	$0.77	$0.37	$0.27	$0.43	$0.42
Diluted	0.40	0.30	0.31	0.74	0.35	0.26	0.41	0.40

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

Results in the second, third, and fourth quarters of 2013 each include an unfavorable item for separation-related actions in Europe to support the Company’s transformation plan of $430 million, $215 million, and $113 million, respectively (see Note 21).

Results in the fourth quarter of 2012 and the second, third, and fourth quarters of 2013 each include an unfavorable item related to the U.S. salaried lump-sum pension buyout program of $250 million, $294 million, $145 million and $155 million, respectively (see Note 14).

The net income attributable to Ford Motor Company of $3 billion in the fourth quarter of 2013 includes favorable tax special items of $2.1 billion, including the impact of a one-time favorable increase in deferred tax assets related to investments in European operations and the release of valuation allowances held against other deferred tax assets (see Note 22).

The pre-tax income of $1.8 billion in the fourth quarter of 2012 includes a $625 million gain related to the reorganization of our equity investment in CFMA (see Note 23).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 29.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of guarantees and indemnifications, litigation and claims, and warranty.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under the guarantee or indemnification, the amount of probable payment is recorded.

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

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2013	December 31, 2012
Maximum potential payments	$659	$1,073
Carrying value of recorded liabilities related to guarantees and limited indemnities	5	17

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.9 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., product recalls and owner notification programs) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Other liabilities and deferred revenue for the years ended December 31 were as follows (in millions):

	2013	2012
Beginning balance	$3,656	$3,915
Payments made during the period	(2,302)	(2,254)
Changes in accrual related to warranties issued during the period	2,025	1,885
Changes in accrual related to pre-existing warranties	625	49
Foreign currency translation and other	(77)	61
Ending balance	$3,927	$3,656

Excluded from the table above are costs accrued for customer satisfaction actions.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2013
Allowances deducted from assets
Credit losses	$435	$152		$182	(a)	$405
Doubtful receivables	106	33		19	(b)	120
Inventories (primarily service part obsolescence)	267	(5)	(c)	—		262
Deferred tax assets	1,923	(290)	(d)	—		1,633
Total allowances deducted from assets	$2,731	$(110)		$201		$2,420

For the Year Ended December 31, 2012
Allowances deducted from assets
Credit losses	$570	$2		$137	(a)	$435
Doubtful receivables	110	13		17	(b)	106
Inventories (primarily service part obsolescence)	249	18	(c)	—		267
Deferred tax assets	1,545	378	(d)	—		1,923
Total allowances deducted from assets	$2,474	$411		$154		$2,731

For the Year Ended December 31, 2011
Allowances deducted from assets
Credit losses	$984	$(115)		$299	(a)	$570
Doubtful receivables	116	(69)		(63)	(b)	110
Inventories (primarily service part obsolescence)	245	4	(c)	—		249
Deferred tax assets	15,664	(14,119)	(d)	—		1,545
Total allowances deducted from assets	$17,009	$(14,299)		$236		$2,474
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(c)	Net change in inventory allowances.

(d)
Includes $(243) million, $264 million and $0 in 2013, 2012 and 2011, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $(47) million, $114 million and $(14.1) billion in 2013, 2012, and 2011, respectively, of valuation allowance for deferred tax assets through the income statement.

FSS-1