Form 10-Q
period 2014-03-31
FORD MOTOR CO
filed 2014-05-01
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of April 24, 2014, Ford had outstanding 3,883,406,273 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

76

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2014	2013
	First Quarter
	(unaudited)
Revenues
Automotive	$33,876	$33,858
Financial Services	2,000	1,791
Total revenues	35,876	35,649

Costs and expenses
Automotive cost of sales	31,021	30,005
Selling, administrative, and other expenses	3,372	3,124
Financial Services interest expense	678	706
Financial Services provision for credit and insurance losses	39	40
Total costs and expenses	35,110	33,875

Automotive interest expense	208	206

Automotive interest income and other income/(loss), net (Note 13)	214	245
Financial Services other income/(loss), net (Note 13)	68	96
Equity in net income of affiliated companies	419	214
Income before income taxes	1,259	2,123
Provision for/(Benefit from) income taxes (Note 15)	270	511
Net income	989	1,612
Less: Income/(Loss) attributable to noncontrolling interests	—	1
Net income attributable to Ford Motor Company	$989	$1,611

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 16)
Basic income	$0.25	$0.41
Diluted income	0.24	0.40

Cash dividends declared	0.125	0.10

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2014	2013
	First Quarter
	(unaudited)
Net income	$989	$1,612
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	(235)	(366)
Derivative instruments	92	97
Pension and other postretirement benefits	183	591
Total other comprehensive income/(loss), net of tax	40	322
Comprehensive income	1,029	1,934
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	1
Comprehensive income attributable to Ford Motor Company	$1,029	$1,933

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2014	2013
	First Quarter
	(unaudited)
AUTOMOTIVE
Revenues	$33,876	$33,858
Costs and expenses
Cost of sales	31,021	30,005
Selling, administrative, and other expenses	2,476	2,481
Total costs and expenses	33,497	32,486

Interest expense	208	206

Interest income and other income/(loss), net (Note 13)	214	245
Equity in net income of affiliated companies	412	209
Income before income taxes — Automotive	797	1,620

FINANCIAL SERVICES
Revenues	2,000	1,791
Costs and expenses
Interest expense	678	706
Depreciation on vehicles subject to operating leases	706	483
Operating and other expenses	190	160
Provision for credit and insurance losses	39	40
Total costs and expenses	1,613	1,389

Other income/(loss), net (Note 13)	68	96
Equity in net income of affiliated companies	7	5
Income before income taxes — Financial Services	462	503

COMPANY
Income before income taxes	1,259	2,123
Provision for/(Benefit from) income taxes (Note 15)	270	511
Net income	989	1,612
Less: Income/(Loss) attributable to noncontrolling interests	—	1
Net income attributable to Ford Motor Company	$989	$1,611

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$12,983	$14,468
Marketable securities	23,546	22,100
Finance receivables, net (Note 3)	77,773	77,481
Other receivables, net	12,088	9,828
Net investment in operating leases	20,024	19,984
Inventories (Note 5)	8,874	7,708
Equity in net assets of affiliated companies	3,982	3,679
Net property	28,447	27,616
Deferred income taxes	13,134	13,468
Other assets	6,231	5,847
Total assets	$207,082	$202,179

LIABILITIES
Payables	$22,209	$19,531
Other liabilities and deferred revenue (Note 7)	40,141	40,886
Debt (Note 9)	117,004	114,688
Deferred income taxes	590	598
Total liabilities	179,944	175,703

Redeemable noncontrolling interest (Note 11)	331	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,924 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,547	21,422
Retained earnings	23,882	23,386
Accumulated other comprehensive income/(loss) (Note 12)	(18,190)	(18,230)
Treasury stock	(506)	(506)
Total equity attributable to Ford Motor Company	26,773	26,112
Equity attributable to noncontrolling interests	34	33
Total equity	26,807	26,145
Total liabilities and equity	$207,082	$202,179

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 6 for additional information on our VIEs.

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$2,768	$4,198
Finance receivables, net	44,443	45,796
Net investment in operating leases	9,592	8,116
Other assets	1	5
LIABILITIES
Other liabilities and deferred revenue	$73	$88
Debt	38,983	40,728

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$4,533	$4,959
Marketable securities	20,729	20,157
Total cash and marketable securities	25,262	25,116
Receivables, less allowances of $133 and $132	5,742	5,641
Inventories (Note 5)	8,874	7,708
Deferred income taxes	1,582	1,574
Net investment in operating leases	978	1,384
Other current assets	1,462	1,034
Total current assets	43,900	42,457
Equity in net assets of affiliated companies	3,849	3,546
Net property	28,222	27,492
Deferred income taxes	13,312	13,436
Other assets	2,508	2,824
Non-current receivable from Financial Services	720	724
Total Automotive assets	92,511	90,479
Financial Services
Cash and cash equivalents	8,450	9,509
Marketable securities	2,817	1,943
Finance receivables, net (Note 3)	83,310	80,816
Net investment in operating leases	19,046	18,600
Equity in net assets of affiliated companies	133	133
Other assets	3,475	3,149
Receivable from Automotive	317	907
Total Financial Services assets	117,548	115,057
Intersector elimination	(1,037)	(1,631)
Total assets	$209,022	$203,905
LIABILITIES
Automotive
Payables	$20,598	$18,035
Other liabilities and deferred revenue (Note 7)	16,438	16,537
Deferred income taxes	340	267
Debt payable within one year (Note 9)	2,086	1,257
Current payable to Financial Services	317	907
Total current liabilities	39,779	37,003
Long-term debt (Note 9)	13,623	14,426
Other liabilities and deferred revenue (Note 7)	21,636	22,089
Deferred income taxes	431	430
Total Automotive liabilities	75,469	73,948
Financial Services
Payables	1,611	1,496
Debt (Note 9)	101,295	99,005
Deferred income taxes	1,759	1,627
Other liabilities and deferred income (Note 7)	2,067	2,260
Payable to Automotive	720	724
Total Financial Services liabilities	107,452	105,112
Intersector elimination	(1,037)	(1,631)
Total liabilities	181,884	177,429

Redeemable noncontrolling interest (Note 11)	331	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,924 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,547	21,422
Retained earnings	23,882	23,386
Accumulated other comprehensive income/(loss) (Note 12)	(18,190)	(18,230)
Treasury stock	(506)	(506)
Total equity attributable to Ford Motor Company	26,773	26,112
Equity attributable to noncontrolling interests	34	33
Total equity	26,807	26,145
Total liabilities and equity	$209,022	$203,905
The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2014	2013
	First Quarter
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$2,220	$211

Cash flows from investing activities of continuing operations
Capital spending	(1,516)	(1,483)
Acquisitions of finance receivables and operating leases	(11,646)	(10,389)
Collections of finance receivables and operating leases	8,983	8,255
Purchases of securities	(15,291)	(38,953)
Sales and maturities of securities	13,780	38,761
Cash change due to initial consolidation of businesses	—	9
Settlements of derivatives	(72)	(217)
Other	100	166
Net cash provided by/(used in) investing activities	(5,662)	(3,851)

Cash flows from financing activities of continuing operations
Cash dividends	(493)	(392)
Purchases of Common Stock	—	(10)
Changes in short-term debt	(1,023)	(1,428)
Proceeds from issuance of other debt	11,773	11,242
Principal payments on other debt	(8,287)	(7,548)
Other	18	103
Net cash provided by/(used in) financing activities	1,988	1,967

Effect of exchange rate changes on cash and cash equivalents	(31)	(166)

Net increase/(decrease) in cash and cash equivalents	$(1,485)	$(1,839)

Cash and cash equivalents at January 1	$14,468	$15,659
Net increase/(decrease) in cash and cash equivalents	(1,485)	(1,839)
Cash and cash equivalents at March 31	$12,983	$13,820

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2014		2013
	First Quarter
	Automotive	Financial Services	Automotive	Financial Services
	(Unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$2,026	$1,698	$721	$1,110

Cash flows from investing activities of continuing operations
Capital spending	(1,506)	(10)	(1,471)	(12)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(11,008)	—	(9,947)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	8,983	—	8,255
Net change in wholesale and other receivables	—	(2,142)	—	(2,062)
Purchases of securities	(10,969)	(4,322)	(29,697)	(9,256)
Sales and maturities of securities	10,341	3,439	29,740	9,021
Cash change due to initial consolidation of businesses	—	—	9	—
Settlements of derivatives	47	(119)	(177)	(40)
Investing activity (to)/from Financial Services	11	—	(129)	—
Other	36	64	147	19
Net cash provided by/(used in) investing activities	(2,040)	(5,115)	(1,578)	(4,022)

Cash flows from financing activities of continuing operations
Cash dividends	(493)	—	(392)	—
Purchases of Common Stock	—	—	(10)	—
Changes in short-term debt	140	(1,163)	(240)	(1,188)
Proceeds from issuance of other debt	75	11,698	2,059	9,183
Principal payments on other debt	(190)	(8,097)	(823)	(6,725)
Financing activity to/(from) Automotive	—	(11)	—	129
Other	53	(35)	43	60
Net cash provided by/(used in) financing activities	(415)	2,392	637	1,459

Effect of exchange rate changes on cash and cash equivalents	3	(34)	(38)	(128)

Net increase/(decrease) in cash and cash equivalents	$(426)	$(1,059)	$(258)	$(1,581)

Cash and cash equivalents at January 1	$4,959	$9,509	$6,247	$9,412
Net increase/(decrease) in cash and cash equivalents	(426)	(1,059)	(258)	(1,581)
Cash and cash equivalents at March 31	$4,533	$8,450	$5,989	$7,831

The accompanying notes are part of the financial statements.

ITEM 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity/(Deficit) Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Treasury Stock	Total	Equity/(Deficit) Attributable to Non-controlling Interests	Total Equity/ (Deficit)
Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	989	—	—	989	—	989
Other comprehensive income/(loss), net of tax	—	—	—	40	—	40	—	40
Common stock issued (including share-based compensation impacts)	—	143	—	—	—	143	—	143
Treasury stock/other	—	(18)	—	—	—	(18)	1	(17)
Cash dividends declared	—	—	(493)	—	—	(493)	—	(493)
Balance at March 31, 2014	$40	$21,547	$23,882	$(18,190)	$(506)	$26,773	$34	$26,807

Balance at December 31, 2012	$40	$20,976	$17,778	$(22,858)	$(292)	$15,644	$42	$15,686
Net income	—	—	1,611	—	—	1,611	1	1,612
Other comprehensive income/(loss), net of tax	—	—	—	322	—	322	—	322
Common stock issued (including share-based compensation impacts)	—	118	—	—	—	118	—	118
Treasury stock/other	—	—	—	—	(10)	(10)	—	(10)
Cash dividends declared	—	—	(392)	—	—	(392)	—	(392)
Balance at March 31, 2013	$40	$21,094	$18,997	$(22,536)	$(302)	$17,293	$43	$17,336

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K Report”).  For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Change in accounting. We provide medical, life, and income benefits to hourly and salary employees when they become disabled. As of January 1, 2014, we changed our accounting policy for these benefits from an event-driven model to a service-accrual model, such that our obligation now includes an estimated cost to be incurred for individuals who are disabled at the time of measurement (which was the amount recorded under our previous policy) as well as an amount that considers the probability that active employees will become disabled in the future. We believe this change in accounting method is preferable because it better aligns the recognition of expense with the periods in which the Company receives the benefit of the employees’ services, and will allow for better comparability with the method used by other companies in our industry.
We have retroactively applied this change in accounting method to all prior period amounts. As of December 31, 2012, the cumulative effect of the change decreased Total equity by $303 million and increased Other liabilities and deferred revenue by $468 million, as well as increased Deferred income taxes by $165 million. As of December 31, 2013, the cumulative effect of the change decreased Total equity by $271 million and increased Other liabilities and deferred revenue by $424 million, as well as increased Deferred income taxes by $153 million. The effect of this change was immaterial on income statement and statement of cash flow amounts for the interim period ended March 31, 2014, and had no impact for the interim period ended March 31, 2013.

Adoption of New Accounting Standards

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent's Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. On January 1, 2014, we adopted the new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The adoption of this accounting standard did not impact our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	March 31, 2014	December 31, 2013
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$1,582	$1,574
Automotive sector non-current deferred income tax assets	13,312	13,436
Financial Services sector deferred income tax assets (a)	180	184
Total	15,074	15,194
Reclassification for netting of deferred income taxes	(1,940)	(1,726)
Consolidated balance sheet presentation of deferred income tax assets	$13,134	$13,468

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$340	$267
Automotive sector non-current deferred income tax liabilities	431	430
Financial Services sector deferred income tax liabilities	1,759	1,627
Total	2,530	2,324
Reclassification for netting of deferred income taxes	(1,940)	(1,726)
Consolidated balance sheet presentation of deferred income tax liabilities	$590	$598
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale and other receivables, interest supplements and residual support, and the acquisition of intersector debt differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended March 31 was as follows (in millions):

	First Quarter
	2014	2013
Automotive net cash provided by/(used in) operating activities	$2,026	$721
Financial Services net cash provided by/(used in) operating activities	1,698	1,110
Total sector net cash provided by/(used in) operating activities	3,724	1,831
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	(2,028)	(1,844)
Purchases/Collections of other receivables (b)	(114)	(218)
Payments of interest supplements and residual support (c)	638	442
Consolidated net cash provided by/(used in) operating activities	$2,220	$211

Automotive net cash provided by/(used in) investing activities	$(2,040)	$(1,578)
Financial Services net cash provided by/(used in) investing activities	(5,115)	(4,022)
Total sector net cash provided by/(used in) investing activities	(7,155)	(5,600)
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	2,028	1,844
Purchases/Collections of other receivables (b)	114	218
Payments of interest supplements and residual support (c)	(638)	(442)
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	(11)	129
Consolidated net cash provided by/(used in) investing activities	$(5,662)	$(3,851)

Automotive net cash provided by/(used in) financing activities	$(415)	$637
Financial Services net cash provided by/(used in) financing activities	2,392	1,459
Total sector net cash provided by/(used in) financing activities	1,977	2,096
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	11	(129)
Consolidated net cash provided by/(used in) financing activities	$1,988	$1,967
 __________

(a)
In addition to the cash flow from vehicles sold by us, the cash flow from wholesale finance receivables (being reclassified between investing and operating) includes dealer financing by Ford Credit of used and non-Ford vehicles. One hundred percent of cash flows from these wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles is impracticable to separate.

(b)	Includes cash flows of other receivables purchased/collected by the Financial Services sector from certain divisions and subsidiaries of the Automotive sector.

(c)	Payments from Automotive sector to Ford Credit on behalf of the retail customer that represent interest supplements and residual support.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations

On February 13, 2013, the Venezuelan government effected a devaluation of the bolivar, from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar. This resulted in a remeasurement loss of $186 million in the first quarter of 2013.

Based on changes to Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements in U.S. dollars. At March 31, 2014, we used the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”). At March 31, 2014, the SICAD I exchange rate we used was 10.8 bolivars to the U.S. dollar.

Requests for U.S. dollars by our Venezuelan subsidiary for previously imported materials and spare parts will continue through the Commission for the Administration of Foreign Exchange (“CADIVI”) and the National Center for Foreign Commerce (“CENCOEX”) system, where the contracted rate is presently 6.3 bolivars to the U.S. dollar. However, as a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, we believe any future remittances for dividend payments that occur would be transacted at the SICAD I exchange rate. Accordingly, because the equity of our Venezuelan subsidiary would be realized through dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of our Venezuelan subsidiary in our consolidated financial statements.

This change in exchange rates resulted in a remeasurement loss of $316 million in the first quarter of 2014 ($310 million related to our Automotive sector and $6 million related to our Financial Services sector). As indicated, the SICAD I exchange rate is determined by periodic auctions and therefore the potential exists for it to change significantly in future quarters. The SICAD I exchange rate has ranged between 10 and 11.8 bolivars to the U.S. dollar since the beginning of 2014.

At March 31, 2014, we had a bolivar denominated net monetary position of $415 million, including $433 million of bolivar denominated cash and cash equivalents. A further devaluation from an exchange rate of 10.8 bolivars to the U.S. dollar would result in an additional balance sheet remeasurement loss.

At March 31, 2014, our investment in our Venezuelan subsidiary (which includes undistributed earnings) was $552 million. Also, at March 31, 2014, it had $307 million of U.S. dollar currency exchange requests pending with and in transit to the governmental controlled currency exchanges, including $296 million payable to other Ford consolidated affiliates.

In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system
(SICAD II). The Venezuelan government has indicated that all industry sectors will be able to access SICAD II and its use will not be restricted as to purpose. The SICAD II exchange rate is expected to be published daily and has ranged between 49 and 51.9 bolivars to the U.S. dollar since being introduced.

The operating environment in Venezuela continues to be challenging. Foreign exchange control regulations have affected our Venezuelan operation’s ability to pay dividends and obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production. Price controls and a very limited and uneven supply of foreign currency to support production, have adversely affected our business and results of operations. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in our Venezuelan subsidiary.

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

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at March 31, 2014 and December 31, 2013 was $312 million and $228 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data is not available and we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated.

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 3) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default percentage, or the outstanding receivable balances multiplied by the average recovery value percentage to determine the fair value adjustment.

The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is calculated by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

The fair value of retail and dealer loans measured on a non-recurring basis was $55 million and $61 million at March 31, 2014 and December 31, 2013, respectively. Changes in the significant unobservable inputs will not materially affect the fair value of these loans. The fair value adjustment recorded to expense for these receivables was $19 million and $25 million for the periods ended March 31, 2014 and 2013, respectively.

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government	$—	$—	$—	$—	$—	$9	$—	$9
U.S. government-sponsored enterprises	—	109	—	109	—	24	—	24
Non-U.S. government	—	—	—	—	—	200	—	200
Non-U.S. government agencies (a)	—	165	—	165	—	—	—	—
Total cash equivalents – financial instruments (b)	—	274	—	274	—	233	—	233
Marketable securities
U.S. government	4,029	—	—	4,029	3,752	—	—	3,752
U.S. government-sponsored enterprises	—	5,311	—	5,311	—	6,596	—	6,596
Non-U.S. government agencies (a)	—	6,848	—	6,848	—	5,423	—	5,423
Corporate debt	—	2,634	—	2,634	—	2,623	—	2,623
Mortgage-backed and other asset-backed	—	296	—	296	—	295	—	295
Equities	294	—	—	294	341	—	—	341
Non-U.S. government	—	1,284	—	1,284	—	1,115	—	1,115
Other liquid investments (c)	—	33	—	33	—	12	—	12
Total marketable securities	4,323	16,406	—	20,729	4,093	16,064	—	20,157
Derivative financial instruments
Foreign currency exchange contracts	—	517	—	517	—	557	—	557
Commodity contracts	—	24	3	27	—	22	1	23
Total derivative financial instruments (d)	—	541	3	544	—	579	1	580
Total assets at fair value	$4,323	$17,221	$3	$21,547	$4,093	$16,876	$1	$20,970
Liabilities
Derivative financial instruments
Foreign currency exchange contracts	$—	$329	$—	$329	$—	$399	$—	$399
Commodity contracts	—	12	—	12	—	17	2	19
Total derivative financial instruments (d)	—	341	—	341	—	416	2	418
Total liabilities at fair value	$—	$341	$—	$341	$—	$416	$2	$418
 __________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $2.6 billion and $2.7 billion at March 31, 2014 and December 31, 2013, respectively, for the Automotive sector. In addition to these cash equivalents, our Automotive sector also had cash on hand totaling $1.6 billion and $2 billion at March 31, 2014 and December 31, 2013, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	See Note 10 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government	$—	$75	$—	$75	$—	$24	$—	$24
Total cash equivalents – financial instruments (a)	—	75	—	75	—	24	—	24
Marketable securities
U.S. government	794	—	—	794	418	—	—	418
U.S. government-sponsored enterprises	—	340	—	340	—	25	—	25
Non-U.S. government agencies (b)	—	303	—	303	—	128	—	128
Corporate debt	—	1,246	—	1,246	—	1,273	—	1,273
Mortgage-backed and other asset-backed	—	41	—	41	—	43	—	43
Non-U.S. government	—	93	—	93	—	56	—	56
Total marketable securities	794	2,023	—	2,817	418	1,525	—	1,943
Derivative financial instruments
Interest rate contracts	—	663	—	663	—	584	—	584
Foreign currency exchange contracts	—	4	—	4	—	1	—	1
Cross-currency interest rate swap contracts	—	1	—	1	—	—	—	—
Total derivative financial instruments (c)	—	668	—	668	—	585	—	585
Total assets at fair value	$794	$2,766	$—	$3,560	$418	$2,134	$—	$2,552
Liabilities
Derivative financial instruments
Interest rate contracts	$—	$284	$—	$284	$—	$305	$—	$305
Foreign currency exchange contracts	—	21	—	21	—	25	—	25
Cross-currency interest rate swap contracts	—	165	—	165	—	176	—	176
Total derivative financial instruments (c)	—	470	—	470	—	506	—	506
Total liabilities at fair value	$—	$470	$—	$470	$—	$506	$—	$506
 __________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.2 billion and $6.7 billion at March 31, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion and $2.8 billion at March 31, 2014 and December 31, 2013, respectively.

(b)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(c)	See Note 10 for additional information regarding derivative financial instruments.

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

•	Other – primarily related to the sale of parts and accessories to dealers

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Finance receivables, net were as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$40,687	$11,354	$52,041	$40,902	$10,797	$51,699
Less: Unearned interest supplements	(1,252)	(249)	(1,501)	(1,255)	(247)	(1,502)
Consumer finance receivables	39,435	11,105	50,540	39,647	10,550	50,197
Non-Consumer
Dealer financing	23,110	8,820	31,930	22,072	7,833	29,905
Other	810	364	1,174	732	339	1,071
Non-Consumer finance receivables	23,920	9,184	33,104	22,804	8,172	30,976
Total recorded investment	$63,355	$20,289	$83,644	$62,451	$18,722	$81,173

Recorded investment in finance receivables	$63,355	$20,289	$83,644	$62,451	$18,722	$81,173
Less: Allowance for credit losses	(258)	(76)	(334)	(280)	(77)	(357)
Finance receivables, net (a)	$63,097	$20,213	$83,310	$62,171	$18,645	$80,816

Net finance receivables subject to fair value (b)			$81,601			$79,149
Fair value			83,268			80,838
__________

(a)
At March 31, 2014 and December 31, 2013, Finance receivables, net on the consolidated balance sheet were $77.8 billion and $77.5 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $83.3 billion and $80.8 billion, respectively, net of $5.5 billion and $3.3 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)
At March 31, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at March 31, 2014 and December 31, 2013, was $184 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at March 31, 2014 and December 31, 2013 were North America consumer receivables of $20.4 billion and $21.8 billion and non-consumer receivables of $18.9 billion and $18.9 billion, respectively, and International consumer receivables of $6.4 billion and $5.9 billion and non-consumer receivables of $5.6 billion and $5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 6 and 9).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $11 million and $14 million at March 31, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $21 million and $21 million at March 31, 2014 and December 31, 2013, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$583	$50	$633	$715	$39	$754
61-90 days past due	56	15	71	88	17	105
91-120 days past due	15	7	22	18	9	27
Greater than 120 days past due	32	26	58	37	26	63
Total past due	686	98	784	858	91	949
Current	38,749	11,007	49,756	38,789	10,459	49,248
Consumer finance receivables	39,435	11,105	50,540	39,647	10,550	50,197

Non-Consumer
Total past due	28	55	83	49	40	89
Current	23,892	9,129	33,021	22,755	8,132	30,887
Non-Consumer finance receivables	23,920	9,184	33,104	22,804	8,172	30,976
Total recorded investment	$63,355	$20,289	$83,644	$62,451	$18,722	$81,173

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$19,464	$5,907	$25,371	$18,357	$5,051	$23,408
Group II	3,306	2,258	5,564	3,289	2,092	5,381
Group III	330	602	932	424	649	1,073
Group IV	10	53	63	2	41	43
Total recorded investment	$23,110	$8,820	$31,930	$22,072	$7,833	$29,905

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2014 and December 31, 2013 was $424 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2014 and December 31, 2013 was $92 million, or 0.3% of non-consumer receivables, and $71 million, or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

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

The recorded investment of consumer receivables in non-accrual status was $220 million, or 0.4% of our consumer receivables at March 31, 2014, and $238 million, or 0.5% of consumer receivables at December 31, 2013. The recorded investment of non-consumer receivables in non-accrual status was $54 million, or 0.2% of our non-consumer receivables at March 31, 2014, and $41 million, or 0.1% of non-consumer receivables at December 31, 2013.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $50 million, or 0.1% of consumer receivables and $55 million, or 0.1% of consumer receivables during the periods ended March 31, 2014 and 2013, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer receivable was 6.4% and 6.3% of TDRs at March 31, 2014 and 2013, respectively. There were no non-consumer receivables involved in TDRs during the periods ended March 31, 2014 and 2013.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or, for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $23 million and $22 million at March 31, 2014 and 2013, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at March 31, 2014 and 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 (in millions):

	First Quarter 2014
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357
Charge-offs	(75)	(2)	(77)
Recoveries	34	5	39
Provision for credit losses	23	(7)	16
Other (a)	(2)	1	(1)
Ending balance	$307	$27	$334

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$284	$24	$308
Specific impairment allowance	23	3	26
Ending balance	307	27	334

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	50,116	33,012	83,128
Specifically evaluated for impairment	424	92	516
Recorded investment	50,540	33,104	83,644

Ending balance, net of allowance for credit losses	$50,233	$33,077	$83,310
__________

(a)	Represents amounts related to translation adjustments.

	First Quarter 2013
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$360	$29	$389
Charge-offs	(80)	(1)	(81)
Recoveries	39	1	40
Provision for credit losses	28	(2)	26
Other (a)	(5)	—	(5)
Ending balance	$342	$27	$369

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$320	$26	$346
Specific impairment allowance	22	1	23
Ending balance	342	27	369

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	47,015	29,502	76,517
Specifically evaluated for impairment	418	66	484
Recorded investment	47,433	29,568	77,001

Ending balance, net of allowance for credit losses	$47,091	$29,541	$76,632
__________

(a)	Represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 27% and 20% of total inventories at March 31, 2014 and December 31, 2013, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	March 31, 2014	December 31, 2013
Raw materials, work-in-process, and supplies	$4,027	$3,613
Finished products	5,818	5,058
Total inventories under FIFO	9,845	8,671
Less: LIFO adjustment	(971)	(963)
Total inventories	$8,874	$7,708

NOTE 6.  VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

We have invested in joint ventures that are considered VIEs and in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in the joint ventures are accounted for as equity method investments and are included in Equity in net assets of affiliated companies. Our maximum exposure to any potential losses associated with these joint ventures is limited to our equity investment, and is $354 million and $336 million at March 31, 2014 and December 31, 2013, respectively.

VIEs of Which We are the Primary Beneficiary

Through Ford Credit, we securitize, transfer, and service financial assets associated with consumer finance receivables, operating leases, and wholesale loans. Our securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities. The third-party investors in these securitization entities have legal recourse only to the assets securing the debt and do not have recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows generated by the assets are restricted only to pay such liabilities. We generally retain economic interests in the asset-backed securitization transactions, which are retained in the form of senior or subordinated interests, cash reserve accounts, residual interests, and servicing rights. For accounting purposes, we are precluded from recording the transfers of assets in securitization transactions as sales.

In most cases, the bankruptcy remote special purpose entities meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities and related activity of these VIEs are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet and in the related footnotes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	March 31, 2014	December 31, 2013
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,986	$7,730
Deferred revenue	2,592	2,817
Employee benefit plans	1,719	1,706
Accrued interest	194	262
Other postretirement employee benefits (“OPEB”)	384	387
Pension (a)	353	327
Other	3,210	3,308
Total Automotive other liabilities and deferred revenue	16,438	16,537
Non-current
Pension (a)	8,847	9,288
OPEB	5,435	5,502
Dealer and dealers’ customer allowances and claims	2,367	2,028
Deferred revenue	2,516	2,534
Employee benefit plans	1,218	1,213
Other	1,253	1,524
Total Automotive other liabilities and deferred revenue	21,636	22,089
Total Automotive sector	38,074	38,626
Financial Services Sector	2,067	2,260
Total	$40,141	$40,886
__________

(a)
Balances at March 31, 2014 reflect net pension liabilities at December 31, 2013, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$127	$152	$118	$122	$13	$16
Interest cost	498	478	300	287	67	65
Expected return on assets	(678)	(724)	(379)	(349)	—	—
Amortization of:
Prior service costs/(credits)	39	43	14	17	(57)	(71)
(Gains)/Losses	51	195	148	173	24	40
Separation programs/other	—	1	16	9	1	—
(Gains)/Losses from curtailments and settlements	—	—	14	—	—	—
Net expense/(income)	$37	$145	$231	$259	$48	$50

Pension Plan Contributions

In 2014, we expect to contribute $1.5 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make $400 million of benefit payments to participants in unfunded plans, for a total of $1.9 billion. In the first quarter of 2014, we contributed $500 million to our worldwide funded pension plans and made $100 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  DEBT

The carrying value of debt was $117 billion and $114.7 billion at March 31, 2014 and December 31, 2013, respectively. The following table details the carrying value of our debt by Automotive sector and Financial Services sector (in millions):

Automotive Sector	March 31, 2014	December 31, 2013
Debt payable within one year
Short-term	$677	$562
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
EIB Credit Facilities	552	—
Unamortized (discount)/premium	5	—
Other debt	261	104
Total debt payable within one year	2,086	1,257
Long-term debt payable after one year
Public unsecured debt securities	6,634	6,799
Unamortized (discount)/premium	(147)	(148)
Convertible notes	883	908
Unamortized (discount)/premium	(98)	(110)
DOE ATVM Incentive Program	4,276	4,424
EIB Credit Facilities	749	1,295
Other debt	1,327	1,255
Unamortized (discount)/premium	(1)	3
Total long-term debt payable after one year	13,623	14,426
Total Automotive sector	$15,709	$15,683
Fair value of Automotive sector debt (a)	$17,672	$17,301

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$1,331	$3,364
Other asset-backed short-term debt	1,972	1,963
Floating rate demand notes	5,513	5,319
Commercial paper	2,464	2,003
Other short-term debt	2,522	2,345
Total short-term debt	13,802	14,994
Long-term debt
Unsecured debt
Notes payable within one year	5,575	4,475
Notes payable after one year	39,906	38,914
Asset-backed debt
Notes payable within one year	17,425	17,337
Notes payable after one year	24,478	23,273
Unamortized (discount)/premium	(81)	(91)
Fair value adjustments (b)	190	103
Total long-term debt	87,493	84,011
Total Financial Services sector	$101,295	$99,005
Fair value of Financial Services sector debt (a)	$104,501	$102,399
__________

(a)
The fair value of debt includes $504 million and $377 million of Automotive sector short-term debt and $10.5 billion and $9.7 billion of Financial Services sector short-term debt at March 31, 2014 and December 31, 2013, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for additional information.

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

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Automotive cost of sales when the hedged item affects earnings. The ineffective portion is reported in Automotive cost of sales in the period of measurement. Our policy is to de-designate foreign currency exchange cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Automotive cost of sales. If it becomes probable that the originally-forecasted transaction will not occur, the related amount included in Accumulated other comprehensive income/(loss) is reclassified and recognized in earnings. The majority of our cash flow hedges mature in two years or less.

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

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) (“OCI”), reclassified from Accumulated other comprehensive income/(loss) (“AOCI”) to income and/or recognized directly in income for the periods ended March 31 (in millions):

	First Quarter 2014			First Quarter 2013
	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$130	$68	$—	$55	$(72)	$(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(44)			$12
Commodity contracts			(12)			(42)
Total			$(56)			$(30)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$69			$61
Ineffectiveness (a)			5			(6)
Total			$74			$55
Derivatives not designated as hedging instruments
Interest rate contracts			$(18)			$1
Foreign currency exchange contracts			(5)			81
Cross-currency interest rate swap contracts			(5)			138
Total			$(28)			$220
__________

(a)
For the first quarter of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $105 million gain and $91 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $100 million loss and $85 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	March 31, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$17,400	$402	$169	$16,238	$413	$189

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	13,780	115	160	11,599	144	210
Commodity contracts	2,952	27	12	3,006	23	19
Total derivatives not designated as hedging instruments	16,732	142	172	14,605	167	229
Total Automotive sector derivative financial instruments	$34,132	$544	$341	$30,843	$580	$418

Financial Services Sector
Fair value hedges
Interest rate contracts	$18,637	$338	$175	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	66,917	325	109	69,863	224	126
Foreign currency exchange contracts	2,271	4	21	2,410	1	25
Cross-currency interest rate swap contracts	2,927	1	165	2,620	—	176
Total derivatives not designated as hedging instruments	72,115	330	295	74,893	225	327
Total Financial Services sector derivative financial instruments	$90,752	$668	$470	$93,671	$585	$506

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

On our sector balance sheet, derivative assets are reported in Other current assets and Other assets for our Automotive sector and in Other assets for our Financial Services sector. Derivative liabilities are reported in Payables and Other liabilities and deferred revenue for our Automotive sector and in Other liabilities and deferred revenue for our Financial Services sector.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on March 31, 2014 was $1.2 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	March 31, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in balance sheet	$544	$341	$580	$418
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(317)	(317)	(359)	(359)
Net amount	$227	$24	$221	$59

Financial Services Sector
Gross derivative amounts recognized in balance sheet	$668	$470	$585	$506
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(305)	(305)	(296)	(296)
Net amount	$363	$165	$289	$210

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other assets or Payables on our consolidated balance sheet. As of March 31, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at March 31, 2014 and December 31, 2013, our adjustment decreased derivative assets by $1 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at March 31, 2014 and December 31, 2013, our adjustment increased derivative assets by $2 million and $2 million, respectively, and decreased derivative liabilities by $12 million and $25 million, respectively. See Note 2 for more detail on valuation methodologies.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owns an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda (“the Option”). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. As a result of an amendment, Mazda’s share in AAI is now redeemable by Ford or Mazda for a three-year period commencing in the fourth quarter of 2014, instead of September 1, 2015. The change in timing does not change the Option exercise price. The following table summarizes the change in our carrying value of the redeemable noncontrolling interest for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Beginning balance	$331	$322
Accretion to the redemption value of noncontrolling interest (recognized in Interest expense)	3	2
Payments (a)	(3)	—
Ending balance	$331	$324
__________

(a)	Represents a return of Mazda's investment in AAI that we are contractually obligated to pay as long as they retain their ownership in AAI.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Foreign currency translation
Beginning balance	$(1,746)	$(1,245)
Net gains/(losses) on foreign currency translation (net of tax of $53 and $0)	(235)	(357)
Reclassifications to net income (a)	—	(9)
Other comprehensive income/(loss), net of tax	(235)	(366)
Ending balance	$(1,981)	$(1,611)

Derivative instruments (b)
Beginning balance	$40	$(175)
Net gains/(losses) on derivative instruments (net of tax benefit of $48 and tax of $7)	178	48
Reclassifications to net income (net of tax of $18 and $23) (c)	(86)	49
Other comprehensive income/(loss), net of tax	92	97
Ending balance	$132	$(78)

Pension and other postretirement benefits
Beginning balance	$(16,524)	$(21,438)
Prior service cost arising during the period	—	—
Net gains/(losses) arising during the period (net of tax benefit of $3 and $0)	(10)	—
Amortization of prior service costs/(credits) included in net income (net of tax benefit of $5 and $7) (d)	1	(4)
Amortization of (gains)/losses included in net income (net of tax of $72 and $121) (d)	165	287
Translation impact on non-U.S. plans	27	308
Other comprehensive income/(loss), net of tax	183	591
Ending balance	$(16,341)	$(20,847)

Total AOCI ending balance at March 31	$(18,190)	$(22,536)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity and are recognized in Automotive interest income and other income/(loss), net or Financial Services other income/(loss), net.

(b)
We expect to reclassify existing net gains of $197 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)	Gains/(losses) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 10 for additional information.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Interest income	$70	$44
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(33)	75
Gains/(Losses) on changes in investments in affiliates	1	(12)
Gains/(Losses) on extinguishment of debt	(5)	(18)
Royalty income	154	113
Other	27	43
Total	$214	$245

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Interest income (investment-related)	$11	$14
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	3	1
Insurance premiums earned	32	29
Other	22	52
Total	$68	$96

NOTE 14.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

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

Automotive Sector

Business Restructuring - Europe

In October 2012, we committed to commence a transformation plan for our Europe operations. As part of this plan, we closed two manufacturing facilities in the United Kingdom in 2013 and are in the process of closing our assembly plant in Genk, Belgium at the end of 2014. The Genk closure was subject to an information and consultation process with employee representatives, which was completed in June 2013. The costs related to these closures were recorded beginning in the second quarter of 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the separation-related activity (excluding $6 million of pension-related changes in accruals) recorded in Other liabilities and deferred revenue, for the period ended March 31 (in millions):

First Quarter 2014
Beginning balance	$497
Changes in accruals	112
Payments	(22)
Foreign currency translation	1
Ending balance	$588

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

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2014	2013
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$989	$1,611
Effect of dilutive 2016 Convertible Notes (a)	12	13
Effect of dilutive 2036 Convertible Notes (a) (b)	—	—
Diluted income	$1,001	$1,624

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,946	3,923
Net dilutive options	48	49
Dilutive 2016 Convertible Notes	100	97
Dilutive 2036 Convertible Notes (b)	—	3
Diluted shares	4,094	4,072
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective as of the close of business on January 21, 2014. As a result, any remaining 2036 Convertible Notes after January 21, 2014 cannot be converted to shares and are no longer dilutive.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION

We have changed our Automotive sector reportable segments to establish a fifth Automotive segment — Middle East & Africa — which includes South Africa and markets that were previously direct export markets in the Middle East and Africa. Previously, South Africa results were included in Asia Pacific Africa and direct export markets were reflected in the results of the producing region or segment. We have realigned reporting of our direct export markets on a geographic basis. Results for prior periods are presented on the same basis.

Our Automotive sector is comprised of the following segments:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.

North America segment primarily includes the sale of Ford- and Lincoln-brand vehicles and related service parts and accessories in North America.

South America segment primarily includes the sale of Ford-brand vehicles and related service parts and accessories in South America.

Europe segment primarily includes the sale of Ford-brand vehicles, components, and related service parts and accessories in Europe, Turkey, and Russia.

Middle East & Africa segment primarily includes the sale of Ford- and Lincoln-brand vehicles and related service parts and accessories in the Middle East & Africa region.

Asia Pacific segment primarily includes the sale of Ford-brand vehicles and related service parts and accessories in the Asia Pacific region.

Automotive segment results are presented on a “where-sold,” absolute-cost basis, which reflects the profit/(loss) on the sale within the segment in which the ultimate sale is made to our external customer.  This presentation generally eliminates the effect of legal entity transfer prices within the Automotive sector for vehicles, components, and product engineering.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Quarter 2014
Revenues	$20,445	$1,891	$7,754	$1,155	$2,631	$—	$—	$33,876
Income/(Loss) before income taxes	1,500	(510)	(194)	54	291	(222)	(122)	797
Total assets at March 31	59,656	7,071	15,898	1,264	8,622	—	—	92,511

First Quarter 2013
Revenues	$21,493	$2,308	$6,569	$1,279	$2,209	$—	$—	$33,858
Income/(Loss) before income taxes	2,392	(218)	(425)	47	(28)	(125)	(23)	1,620
Total assets at March 31	52,370	6,980	20,628	1,119	7,105	—	—	88,202

	Financial Services Sector				Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Quarter 2014
Revenues	$2,076	$35	$(111)	$2,000	$—	$35,876
Income/(Loss) before income taxes	499	(37)	—	462	—	1,259
Total assets at March 31	118,364	5,532	(6,348)	117,548	(2,977)	207,082

First Quarter 2013
Revenues	$1,854	$60	$(123)	$1,791	$—	$35,649
Income/(Loss) before income taxes	507	(4)	—	503	—	2,123
Total assets at March 31	105,936	7,285	(7,174)	106,047	(2,280)	191,969
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	March 31, 2014	December 31, 2013
Maximum potential payments	$652	$659
Carrying value of recorded liabilities related to guarantees and limited indemnities	4	5

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for field service actions, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $3 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., safety recalls, emission recalls, and other product campaigns) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Other liabilities and deferred revenue for the periods ended March 31 were as follows (in millions):

	First Quarter
	2014	2013
Beginning balance	$3,927	$3,656
Payments made during the period	(578)	(583)
Changes in accrual related to warranties issued during the period	502	502
Changes in accrual related to pre-existing warranties	456	7
Foreign currency translation and other	(8)	(30)
Ending balance	$4,299	$3,552

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2014, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for its disability benefits. The accompanying December 31, 2013 consolidated balance sheet reflects the cumulative impact of this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 1, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our first quarter 2014 pre-tax results and net income were as follows:

	First Quarter
	2014	Better/(Worse) 2013	Memo: Full Year 2013
	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$1,381	$(765)	$8,608
Special items	(122)	(99)	(1,568)
Pre-tax results (incl. special items)	1,259	(864)	7,040
(Provision for)/Benefit from income taxes	(270)	241	135
Net income	989	(623)	7,175
Less: Income/(Loss) attributable to noncontrolling interests	—	(1)	(7)
Net income attributable to Ford	$989	$(622)	$7,182

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

As detailed in Note 17 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector pre-tax special items in each category:

	First Quarter
	2014	2013
	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(122)	$(8)
Other Items
Ford Romania consolidation loss	—	(15)
Total Special Items	$(122)	$(23)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

Discussion of Automotive sector, Financial Services sector, and Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted. References to records by Automotive segments are since at least 2000 when we began reporting specific segment results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows first quarter 2014 pre-tax results by sector:

2014 FIRST QUARTER PRE-TAX RESULTS BY SECTOR

Millions
$1,381
$919
Ford Credit $499
Other (37)
$462
Company
Automotive
Financial Services

	Company	Automotive	Financial Services
Memo:			
B / (W) 2013	$(765)	$(724)	$(41)
B / (W) 2013 4Q*	63	(44)	107

Both sectors — Automotive and Financial Services — contributed to the Company’s first quarter 2014 pre-tax profit of $1.4 billion. Compared with first quarter 2013, the decline is primarily explained by the Automotive sector. Within Automotive, lower results in North and South America were offset partially by an improvement of nearly $600 million from the other Automotive regions. Compared with fourth quarter 2013, Company pre-tax profit was $63 million higher, more than explained by Financial Services.

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

◦
Net Interest - primarily measures profit variance driven by changes in our Automotive sector’s centrally-managed net interest, which consists of interest expense, interest income, fair market value adjustments on our cash equivalents and marketable securities portfolio (excluding our investment in Mazda), and other adjustments

◦	Other - consists of fair market value adjustments to our investment in Mazda, as well as other items not included in the causal factors defined above

Total Automotive. The charts below detail first quarter key metrics and the change in the first quarter of 2014 pre-tax results compared with the first quarter of 2013 by causal factor. Beginning with the first quarter of 2014, we are reporting global and total regional industry volume (in terms of seasonally-adjusted annual selling rate or SAAR) and market share data to improve transparency and reflect the markets covered by each of our automotive segments, as shown below under “Change in Automotive Segments.” Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
1,497
1,589
Revenue (Bils.)
$33.9
$33.9
Operating Margin (Pct.)
5.2%
3.4%
Pre-Tax Results (Mils.)
$1,643
$919
2013
2014
2013
2014
2013
2014
2013
2014

Memo: First Quarter	2013	2014
Global Ind. SAAR (Mils.)*	83.6	86.5
Global Market Share*	6.9%	6.9%

* Based, in part, on estimated vehicle registrations

As shown above, wholesale volume increased by 6%, compared with a year ago. Automotive revenue was unchanged. The higher volume is more than explained by higher industry volumes in all regions except South America, improved market share in Asia Pacific, and a favorable change in dealer stocks. Global industry SAAR is estimated at 86.5 million units, up over 3 percent from a year ago. Our global market share is estimated at 6.9 percent, unchanged from a year ago. Operating margin was 3.4%, down 1.8 percentage points from a year ago, and Automotive pre-tax profit was $919 million, down $724 million. Lower results in North and South America more than explain the change in both metrics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR
2014 FIRST QUARTER -- SIGNIFICANT ADVERSE FACTORS

Billions
$(0.4)
$(0.1)
$(0.4)
$(0.9)
North America Field Service Actions
North America Weather Related
South America Balance Sheet Exchange Effects
Total

	North America Field Service Actions	North America Weather Related	South America Balance Sheet Exchange Effects	Total
Memo: B/(W) 2013	$(0.4)	$(0.1)	$(0.2)	$(0.7)

As shown above, first quarter 2014 results include several significant adverse factors that, although not special items, we do not consider to be representative of the underlying run-rate of our business.

In North America, these factors total about $500 million. They include a $400 million increase in warranty reserves for field service actions, including safety recalls and other product campaigns, related to 2008 through 2013 models, as well as expense for 2001 through 2005 models. We also experienced premium freight and labor costs of about $100 million during the quarter related to the harsh winter weather in the United States, which disrupted our operations, as well as those of many of our suppliers.

In South America, we saw significant currency devaluations across our major markets during the first quarter. In addition to the operating effect of these exchange rate movements, we recorded charges of about $400 million related to the one-time, balance sheet impact of these changes. Included is $310 million related to the Venezuela bolivar.

In total, these factors reduced pre-tax profit by about $900 million or the equivalent of 17 cents per share. They also account for a year-over-year decline in Company pre-tax profit of $700 million, as shown in the memo. While similar factors could occur in the future, it is unusual for items like these to occur in this magnitude in the same quarter. Isolating these factors provides a better understanding of what we believe to be the underlying run-rate of the Company and our North and South America segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
Market Factors
Total Cost
$1,643
$919
$(724)
Industry $ 154
Share (76)
Stocks 110
Mix / Other (252)
Pricing $ 646
Incentives / Other (471)
Mfg. / Engineering $(393)
Admin. & Selling (111)
Pension / Other 101
Total Structural Costs $(403)
All Other $ (42)
$(64)
$175
$(157)
$(445)
$(240)
$7
Material Excl. Commod. $ 306
Commodities 23
Warranty / Freight (486)
2013 1Q
2014 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

Memo:

B / (W) Than 2013 4Q	2014 1Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Net Interest / Other
B / (W) Than 2013 4Q	$(44)	$(376)	$(119)	$243	$664	$(437)	$(19)

The year-over-year decline of $724 million in Automotive pre-tax profit for the first quarter of 2014, compared with first quarter of 2013, is fully explained by the warranty and premium weather-related costs in North America and the balance sheet exchange effects in South America. All other factors effectively offset one another.

Total costs and expenses for our Automotive sector for first quarter 2014 and 2013 were $33.5 billion and $32.5 billion, respectively, a difference of $1 billion. An explanation of the change is shown below (in billions):

2014 Lower/(Higher) 2013
First Quarter
Explanation of change:
Volume and mix, exchange, and other	$(0.3)
Contribution costs (a)
Commodity costs (incl. hedging)	—
Material costs excluding commodity costs	0.3
Warranty/Freight	(0.5)
Other costs (a)
Structural costs	(0.4)
Other	—
Special items	(0.1)
Total	$(1.0)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Change in Automotive Segments. As more fully described in Note 17 of the Notes to the Financial Statements, we have changed our Automotive sector reportable segments, as shown below.

TOTAL AUTOMOTIVE
NEW SEGMENT REPORTING STRUCTURE

Five Automotive Segments

North America
Europe
Asia Pacific
South America
Middle East & Africa

Summary

- Automotive Segments reorganized effective January 1, 2014
  - Increase focus on growth markets
  - Ensure clear responsibility and accountability for all markets within geographic regions
- Established Middle East & Africa as our fifth Automotive Segment
  - Includes what were direct export markets in the Middle East and in Africa
  - Includes South Africa, previously reported in Asia Pacific Africa
- Realigned remaining export markets on a geographic basis
- Revenue and profits for direct export markets now reported "where sold"

Effective this quarter, we are reporting results for Middle East & Africa, our new Automotive segment that was formed to facilitate an increased focus on this important growth region. To allow comparison, we have revised prior year financials and physicals for each of our other segments to align with this new reporting structure. Total Automotive sector results are not impacted by this change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Automotive Segment. Details by segment of Income before income taxes for the first quarter 2014 are shown below.

AUTOMOTIVE SECTOR
2014 FIRST QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$919
$1,500
$(510)
$(194)
$54
$291
$(222)
Net Interest $(163)
Fair Mkt. Value Adj. / Other (59)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

Memo:	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B/(W) 2013 1Q	$(724)	$(892)	$(292)	$231	$ 7	$319	$(97)
B/(W) 2013 4Q	(44)	(300)	(384)	335	158	182	(35)

North America reported a solid first quarter result, notwithstanding the factors discussed earlier, while Asia Pacific’s profit was a record for any quarter. Europe cut its loss by more than half from a year ago and by nearly two-thirds from fourth quarter 2013. The Automotive operations outside North America improved $265 million from a year ago, notwithstanding the larger loss in South America mainly due to the factors discussed above.

The change in Other Automotive from a year ago is more than explained by an unfavorable fair value adjustment of our investment in Mazda.

For the full year, we now expect net interest expense to be about $700 million, a $100 million improvement from our prior guidance reflecting higher interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2014 pre-tax results compared with the first quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
735
717
2013
2014
Revenue (Bils.)
$21.5
$20.4
2013
2014
Operating Margin (Pct.)
11.1%
7.3%
2013
2014
Pre-Tax Results (Mils.)
$2,392
$1,500
2013
2014

Memo:

First Quarter		
N.A. Industry SAAR (Mils.)*	18.7	19.2
N.A. Market Share*	15.3%	14.7%
U.S. Industry SAAR (Mils.)*	15.6	16.0
U.S. Market Share*	15.9%	15.3%

* Based, in part, on estimated vehicle registrations; North America (N.A.) consists of the markets shown under "Change in Automotive Segments" above

North America’s first quarter pre-tax profit continued to be driven by robust industry sales, our strong product line-up, continued discipline in matching production to demand, and a lean cost structure — even as we continue to invest for future growth.

Wholesale volume and revenue declined 2% and 5%, respectively, in the first quarter. The volume decrease is more than explained by lower market share, which reflected planned reductions in daily rental sales and lower small car retail share. This was offset, in part, by higher industry sales, including a U.S. SAAR of 16 million units that was 400,000 units higher than a year ago, and a favorable change in dealer stocks. The decline in revenue mainly reflects the lower wholesale volume, unfavorable mix, lower net pricing, and the adverse effect of a weaker Canadian dollar. Operating margin was 7.3%, down 3.8 percentage points from last year, and pre-tax profit was $1.5 billion, about $900 million lower than last year’s record profit. The adverse impact of $500 million associated with the warranty reserve and weather-related premium costs, as noted earlier, is worth 2.5 percentage points of operating margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$2,392
$1,500
$(892)
Industry $ 89
Share (267)
Stocks 50
Mix / Other (330)
$(458)
Pricing $ 237
Incentives / Other (376)
$(139)
Material Excl. Commod. $ 227
Commodities 15
Warranty / Freight (450)
$(208)
Mfg. / Engineering $(215)
Spending Related (74)
Pension / Other 98
Total Structural Costs $(191)
All Other $ (40)
$(231)
$121
$23
2013 1Q
2014 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2013 4Q	$(300)	$(588)	$(269)	$62	$428	$53	$14

The first quarter 2014 decline in pre-tax profit compared with the first quarter of 2013 is more than explained by unfavorable market factors and higher costs. The unfavorable volume and mix is primarily explained by planned reductions in daily rental sales and lower small car share, as well as unfavorable series mix and option take rates ahead of the launch of our new products. Net pricing is lower mainly due to Fusion and Escape, which had low levels of incentives a year ago due to the launch of these models. The higher costs are more than explained by the unfavorable $500 million related to the factors previously discussed. As shown in the memo, pre-tax profit was lower than in fourth quarter 2013, more than explained by unfavorable market factors, including higher incentive spending, unfavorable product mix, and lower industry volume.

We continue to expect North America full year 2014 pre-tax profit to be lower than 2013 and operating margin to range from 8% to 9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2014 pre-tax results compared with the first quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
113
104
2013
2014
Revenue (Bils.)
$2.3
$1.9
2013
2014
Operating Margin (Pct.)
(9.4)%
(27.0)%
2013
2014
Pre-Tax Results (Mils.)
$(218)
$(510)
2013
2014

Memo:

First Quarter		
S.A. Ind. SAAR (Mils.)*	5.9	5.7
S.A. Market Share*	8.8%	8.4%
Brazil Ind. SAAR (Mils.)*	3.8	3.8
Brazil Market Share*	9.1%	9.2%

* Based, in part, on estimated vehicle registrations; South America (S.A.) consists of the markets shown under "Changes in Automotive Segments," above

In South America, we are continuing to execute our strategy of expanding our product line-up and progressively replacing legacy products with global One Ford offerings. Now, however, we also are dealing with slower GDP growth in our larger markets, weaker currencies, high inflation, as well as political and social turmoil in some countries.

In the first quarter, wholesale volume and revenue decreased from a year ago by 8% and 18%, respectively. The lower volume is more than explained by a 200,000-unit decline from last year’s SAAR of 5.9 million units. This includes the impact of import restrictions in Argentina and lower production in Venezuela resulting from limited availability of U.S. dollars. The revenue decline is primarily explained by unfavorable exchange and unfavorable volume and mix, offset partially by higher net pricing. Operating margin was negative 27%, down significantly, and pre-tax loss was $510 million, a deterioration of $292 million. The balance sheet exchange effects discussed earlier account for about 75% of the quarterly loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$359
Pricing $321
Incentives / Other 38
$(218)
$(510)
$(292)
$(89)
Industry $(94)
Share (4)
Stocks 1
Mix / Other 8
$(113)
$(73)
$(362)
Balance Sheet Effects $(182)
Other (180)
$(14)
2013 1Q
2014 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:

	2014 1Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
B/(W) Than 2013 4Q	$(384)	$(108)	$106	$6	$88	$(493)	$17

The decline is explained by unfavorable exchange, higher costs, mainly associated with economics-related effects caused by high local inflation, and lower volume, mainly due to a weaker industry. Although net pricing was substantial, including some pricing associated with new products, it was not enough to offset the currency and inflation-related effects. As shown in the memo, pre-tax results deteriorated compared with fourth quarter 2013, more than explained by unfavorable exchange.

For the full year 2014, we now expect South America to incur a larger loss than in 2013. Based on our present assumptions, we expect the rest of the year to be about breakeven to a small loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2014 pre-tax results compared with the first quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
330
367
Revenue (Bils.)
$6.6
$7.8
Operating Margin (Pct.)
(6.5)%
(2.5)%
Pre-Tax Results (Mils.)
$(425)
$(194)
2013
2014
2013
2014
2013
2014
2013
2014

Memo: First Quarter	2013	2014
Europe Ind. SAAR (Mils.)**	18.1	18.7
Europe Market Share**	7.2%	7.2%
Europe 20 Ind. SAAR (Mils.)**	13.4	14.5
Europe 20 Market Share**	7.7%	8.0%

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 12,000 and 6,000 units in First Quarter 2013 and 2014, respectively), and in Russia (totaling about 22,000 and 19,000 units in First Quarter 2013 and 2014, respectively); revenue does not include these sales

** Based, in part, on estimated vehicle registrations; Europe consists of the markets shown under "Change in Automotive Segments," above

In Europe we continued to implement our transformation plan and remain on track to achieve profitability in 2015.

Wholesale volume and revenue improved from a year ago, up 11% and 18%, respectively. The volume increase is more than explained by higher industry volumes, reflecting a SAAR of 14.5 million units for the Europe 20 markets (i.e., our traditional 19 markets as listed in our 2013 Form 10-K Report, plus Romania), up over one million units, as well as favorable changes in dealer stocks and higher market share for Europe 20, reflecting improved share for Mondeo and Kuga. The increase in revenue mainly reflects the higher volume and favorable exchange. Operating margin was a negative 2.5%, an improvement of 4 percentage points from a year ago, and the pre-tax loss was $194 million, a $231 million improvement. The first quarter 2014 loss includes $76 million of restructuring costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- EUROPE
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
Industry $125
Share 6
Stocks 72
Mix / Other (76)
Material Excl. Commodities $ 83
Commodities 73
Warranty / Freight (22)
Memo:
(Included in cost columns)
$231
$127
$134
$70
$39
$(425)
$(194)
$(18)
$(13)
$(69)
JV Profits / Royalties $(36)
Other (33)
2013 1Q
2014 1Q
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost

Memo:

B / (W) Than 2013 4Q	$335	$257	$19	$87	$(11)	$32	$(49)	$47

Pre-tax results in the first quarter 2014 improved, reflecting lower costs, favorable market factors, and favorable exchange. This was offset partially by lower joint venture results and royalties in Russia and Turkey, included in other. As shown in the memo below the chart, pre-tax results improved compared with fourth quarter 2013, with most factors favorable.

We are very pleased with the start to the year by our operations in Europe and the progress the team continues to make in implementing our transformation plan, notwithstanding external headwinds in Russia and Turkey. As a result, our full year guidance for Europe is unchanged. We expect results to improve in 2014, compared with 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Segment. The chart below details first quarter key metrics.

AUTOMOTIVE SECTOR -- MIDDLE EAST & AFRICA
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
54
51
2013
2014
Revenue (Bils.)
$1.3
$1.2
2013
2014
Operating Margin (Pct.)
3.7%
4.7%
2013
2014
Pre-Tax Results (Mils.)
$47
$54
2013
2014

Memo:
First Quarter

MEA Industry SAAR (Mils.)*	3.9	4.0
MEA Market Share*	4.6%	4.6%

* Based, in part, on estimated vehicle registrations; Middle East & Africa (MEA) consists of the markets shown under "Change in Automotive Segments," above

In the first quarter, we wholesaled 51,000 vehicles in the region, 3,000 fewer units than a year ago. Revenue was $1.2 billion, $100 million lower. The lower volume reflects lower dealer stock increases. The lower revenue is more than explained by the lower volume and unfavorable exchange, primarily due to a weaker South Africa rand. Operating margin was 4.7%, up 1 percentage point from a year ago, and pre-tax profit was $54 million, up $7 million.

Our full year guidance for Middle East & Africa remains unchanged — we expect results to be about breakeven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Segment. The charts below detail first quarter key metrics and the change in the first quarter of 2014 pre-tax results compared with the first quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 FIRST QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
265
350
2013
2014
Revenue (Bils.)
$2.2
$2.6
2013
2014
Operating Margin (Pct.)
(1.3)%
11.1%
2013
2014
Pre-Tax Results (Mils.)
$(28)
$291
2013
2014

Memo:
First Quarter

	2013	2014
AP Ind. SAAR (Mils.)**	37.0	38.9
AP Market Share**	2.7%	3.4%
China Ind. SAAR (Mils.)**	21.0	22.9
China Market Share**	3.6%	4.5%

* Includes Ford brand and Jiangling Motors Corporation ("JMC") brand vehicles produced in China by unconsolidated affiliates (totaling about 184,000 and 262,000 units in First Quarter 2013 and 2014, respectively); revenue does not include these sales

** Based, in part, on estimated vehicle registrations; Asia Pacific (AP) consists of the markets shown under "Change in Automotive Segment" above

Our strategy in Asia Pacific continues to be to grow aggressively with an expanding portfolio of One Ford products with manufacturing hubs in China, India, and ASEAN.

First quarter 2014 wholesale volume was up 32%, and net revenue, which excludes our China joint ventures, grew 19%. Our China wholesale volume, not shown, was up 45% in the quarter. The higher volume in the region reflects mainly improved market share. Higher industry volume also contributed. We estimate the first quarter SAAR for the region at 38.9 million units, up 1.9 million units from a year ago, explained by China. Our first quarter market share was 3.4%, seven-tenths of a percentage point higher than a year ago. This was driven by China where our market share improved nine-tenths of a percentage point to a record 4.5%, reflecting continued strong sales of EcoSport, Kuga, and Mondeo. Higher revenue is more than explained by favorable mix and the higher volume. Operating margin was 11.1%, up 12.4 percentage points from a year ago, and pre-tax profit was $291 million, up $319 million. Strong results in China drove the region’s record profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$319
$291
$(28)
$365
Industry $ 34
Share 196
Stocks (1)
Mix / Other 136
$(23)
$30
Mfg. / Engineering $(65)
Advert. & Sales Promo. (31)
Admin. / Other (49)
Total Structural Costs $(145)
$(145)
$6
JV Royalties $43
Other 43
$86
2013 1Q
2014 1Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:

B/(W) Than 2013 4Q	$182	$(16)	$26	$54	$116	$ -	$2

First quarter 2014 pre-tax profits improved from last year, more than explained by favorable volume and mix and higher royalties from our joint ventures, included in other. Higher costs, including investment for future growth, were a partial offset. As shown in the memo, Asia Pacific pre-tax results improved from fourth quarter 2013, primarily explained by lower costs.

For the full year 2014, we now expect Asia Pacific to earn a higher pre-tax profit than a year ago, improved from our prior guidance of about equal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

As shown in the total Company discussion above, we present our Financial Services sector results in two segments, Ford Credit and Other Financial Services. Ford Credit, in turn, has two operations, North America and International.

In general, we measure period-to-period changes in Ford Credit’s pre-tax results using the causal factors listed below:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in first quarter 2014 pre-tax results compared with first quarter 2013 by causal factor:

FORD CREDIT
2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$507
$499
$(8)
$85
$(15)
$(2)
$(62)
$(14)
2013 1Q
2014 1Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:	2013 1Q	2014 1Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2013 4Q		$131	$18	$(24)	$34	$54	$49
Receivables (Bils.)							
Net *	$91	$103					
Managed **	94	106					

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. The prior period was revised to conform to the presentation in our 2013 10-K report

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to the presentation in our 2013 10-K report

The higher volume reflected increases in nearly all products: leasing in North America, and both consumer and non-consumer finance receivables in all geographic segments. The increases in leasing and consumer finance receivables reflect improved Ford Credit financing share as a result of changes in Ford’s marketing programs. The increase in non-consumer finance receivables is due to higher dealer stocks.

The unfavorable residual performance primarily reflected revised depreciation due to expectations of lower auction values in the North America lease portfolio.

Ford Credit’s pre-tax profit was higher than fourth quarter 2013 explained primarily by favorable lease residual performance due to higher auction values, as well as lower operating costs included in Other. These factors are consistent with normal seasonality.

For the full year, we now expect Ford Credit’s pre-tax profit to be about equal to or higher than 2013. This reflects improved financing margin performance. We continue to expect Ford Credit’s managed receivables at year-end to be about $110 billion, managed leverage to continue in the range of 8:1 to 9:1, and distributions to be about $250 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2014	December 31, 2013
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$40.7	$40.9
Non-Consumer
Dealer financing (a)	23.2	22.1
Other	1.0	1.0
Total finance receivables - North America (b)	64.9	64.0
Finance receivables - International
Consumer - Retail financing	11.3	10.8
Non-Consumer
Dealer financing (a)	9.3	8.3
Other	0.4	0.4
Total finance receivables - International (b)	21.0	19.5
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	84.1	81.6
Net investment in operating leases (b)	18.8	18.3
Total net receivables	$102.9	$99.9

Managed Receivables
Total net receivables	$102.9	$99.9
Unearned interest supplements and residual support	3.1	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$106.5	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At March 31, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $26.8 billion and
$27.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $24.5 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. In addition, at March 31, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Managed receivables at March 31, 2014 increased from year-end 2013, primarily driven by increases in non-consumer finance receivables in North America and International.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Losses. The charts below detail (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables (“LTR”) ratios (charge-offs on an annualized basis divided by average end-of-period (“EOP”) managed receivables), (iii) credit loss reserve, and (iv) Ford Credit’s credit loss reserve as a percentage of EOP managed receivables:

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$45
$32
$47
$52
$52
1Q
2Q
3Q
4Q
1Q
2013
2014

Memo: Retail & Lease

$45	$25	$45	$51	$55

(ii) Loss-to-Receivables Ratio (LTR)

0.20%
0.14%
0.19%
0.20%
0.20%
1Q
2Q
3Q
4Q
1Q
2013
2014

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.41%
0.39%
0.37%
0.37%
0.34%
Reserve
$389
$376
$368
$380
$358
1Q
2Q
3Q
4Q
1Q
2013
2014

Year-over-year charge-offs were up $7 million. Quarter-over-quarter charge-offs were unchanged. The LTR ratio was equal to both the same period a year ago and the prior quarter. The LTR ratio of 20 basis points is still well below the 10-year average of 54 basis points.

The credit loss reserve was $358 million, down $31 million from a year ago, reflecting the continuation of low losses.

In purchasing retail finance and operating lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit’s proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2014 and December 31, 2013, Ford Credit classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in its portfolio as high risk at contract inception. For additional information, see “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease. For additional information, see “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience. The following charts show return volumes and auction values at constant first quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of Ford Credit’s total net investment in operating leases at March 31, 2014.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
26
27
27
34
60
17
16
17
21
40
6
7
5
8
12
3
4
5
5
8
1Q
2Q
3Q
4Q
1Q
2013
2014

Auction Values (At Q1 2014 Mix)

24-Month
$19,550
$19,000
$19,435
$18,315
$18,965
$17,545
$17,055
$17,490
$16,840
$17,820
36-Month
1Q
2Q
3Q
4Q
1Q
2013
2014

Memo: U.S. Return Rates

69%	68%	69%	77%	82%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$14.7(a)	$16.2(a)	$17.3(a)	$18.3	$18.8

a) During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net investment in Operating leases. These periods were revised to conform to the presentation in our 2013 10-K Report.

Lease return volumes in the first quarter of 2014 were 34,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The first quarter lease return rate was 82%, up 13 percentage points compared with the same period last year, primarily reflecting a higher percent of vehicles with a lease-end purchase price above market value.

In the first quarter of 2014, Ford Credit’s auction performance was mixed. Compared to the prior year, 24-month average auction values decreased about $600, while 36-month average auction values increased about $300. The differences in Ford Credit’s 24-month and 36-month auction value trends primarily reflect vehicle content and segment mix. In addition, the trends were influenced by the non-recurrence of the effects of Hurricane Sandy in the first quarter of 2013, which positively affected later-model vehicle auction prices (primarily 24-month contracts). Both Ford Credit’s 24-month and 36-month auction values increased significantly from the fourth quarter of 2013, consistent with normal seasonality.

Ford Credit’s worldwide net investment in operating leases was $18.8 billion at the end of the first quarter of 2014, up about $500 million from year-end 2013, and up $4.1 billion from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. We target to have an average ongoing Automotive gross cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations such as for pension contributions, debt maturities, capital investments, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment. In addition, we also target to maintain a revolving credit facility for our Automotive business of up to about $10 billion to protect against exogenous shocks. Our revolving credit facility is discussed below.

We assess the appropriate long-term target for total Automotive liquidity, comprised of Automotive gross cash and the revolving credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. Our Automotive gross cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors” in our 2013 Form 10-K Report, as well as Note 18 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Automotive Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents	$4.5	$5.0	$6.0
Marketable securities	20.7	20.1	18.2
Total cash and marketable securities	25.2	25.1	24.2
Securities-in-transit (a)	—	(0.3)	—
Automotive gross cash	$25.2	$24.8	$24.2
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at March 31, 2014, 86% was held by consolidated entities domiciled in the United States.

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

	March 31, 2014	December 31, 2013	March 31, 2013
Automotive gross cash	$25.2	$24.8	$24.2
Available credit lines
Revolving credit facility, unutilized portion	10.7	10.7	9.5
Local lines available to foreign affiliates, unutilized portion	0.7	0.7	0.8
Automotive liquidity	$36.6	$36.2	$34.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our Automotive operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider to be related to the ability of our operations to generate cash. This differs from a cash flow statement prepared in accordance with GAAP and differs from Net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure.

Changes in Automotive gross cash are summarized below (in billions):

	First Quarter
	2014	2013
Automotive gross cash at end of period	$25.2	$24.2
Automotive gross cash at beginning of period	24.8	24.3
Change in Automotive gross cash	$0.4	$(0.1)

Automotive income before income taxes (excluding special items)	$0.9	$1.6
Capital spending	(1.5)	(1.5)
Depreciation and tooling amortization	1.0	1.0
Changes in working capital (a)	1.7	0.4
Other/Timing differences (b)	(0.9)	(0.8)
Automotive operating-related cash flows	1.2	0.7

Separation payments	—	(0.1)
Net receipts from Financial Services sector (c)	0.2	0.3
Other	—	0.2
Cash flow before other actions	1.4	1.1

Changes in debt	—	1.0
Funded pension contributions	(0.5)	(1.8)
Dividends/Other items	(0.5)	(0.4)
Change in Automotive gross cash	$0.4	$(0.1)
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, warranty, and timing differences between unconsolidated affiliate profits and dividends received. Also includes other factors, such as the impact of tax payments and vehicle financing activities between Automotive and FSG sectors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

			Memo:
	First Quarter		Full Year
	2014	2013	2013
Net cash provided by/(used in) operating activities	$2.0	$0.7	$7.7
Items included in operating-related cash flows
Capital spending	(1.5)	(1.5)	(6.6)
Proceeds from the exercise of stock options	0.1	—	0.3
Net cash flows from non-designated derivatives	—	(0.2)	(0.3)
Items not included in operating-related cash flows
Separation payments	—	0.1	0.3
Funded pension contributions	0.5	1.8	5.0
Tax refunds, tax payments, and tax receipts from affiliates	(0.2)	(0.3)	(0.3)
Other	0.3	0.1	—
Operating-related cash flows	$1.2	$0.7	$6.1

Credit Agreement. At March 31, 2014, lenders under our Amended and Restated Credit Agreement dated as of November 24, 2009, as further amended (the “revolving credit facility”), had commitments totaling $10.7 billion with a November 30, 2017 maturity date. At March 31, 2014, the utilized portion of the revolving credit facility was $80 million, representing amounts utilized as letters of credit.

On April 30, 2014, we and the lenders under the revolving credit facility agreed to amend the facility and entered into the Second Amended and Restated Credit Agreement dated as of that date (the “amended revolving credit facility”), a copy of which is filed as an exhibit to this Report. Under the amended revolving credit facility, lenders have commitments to us totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. The amended revolving credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The amended revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the amended revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Company” below), the guarantees of certain subsidiaries will be required.

At April 30, 2014, the utilized portion of the amended revolving credit facility was $71 million, representing amounts utilized as letters of credit.

Also on April 30, 2014, we designated Ford Credit as a subsidiary borrower under the amended revolving credit facility, which enables Ford Credit to borrow directly under the facility. Any such borrowings by Ford Credit would be guaranteed by us. Separately, at the same time, we and Ford Credit entered into a Relationship Agreement dated April 30, 2014 that, among other things, limits to $2 billion the amount Ford Credit may borrow under the amended revolving credit facility, allocates that amount of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity, and requires Ford Credit to reimburse us for the proportionate costs of that amount of commitments under the facility. A copy of the Relationship Agreement is filed as an exhibit to this Report. As a result of this arrangement, beginning April 30, 2014, of the $12.2 billion of total commitments under the amended revolving credit facility, we will reflect $10.2 billion in Automotive liquidity and $2 billion in Ford Credit liquidity.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At March 31, 2014, an aggregate of $4.9 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

European Investment Bank (“EIB”) Credit Facilities.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $552 million at March 31, 2014) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $749 million at March 31, 2014) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at March 31, 2014.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively, and mature on March 31, 2015 and September 11, 2015, respectively.  Proceeds of loans drawn under the EIB Romania Facility have been used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility have been used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under each facility are non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% and from us for approximately 20% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain’s obligations to the government of the United Kingdom.

Export-Import Bank of the United States (“Ex-Im”) and Private Export Funding Corporation (“PEFCO”) Secured Revolving Loan. At March 31, 2014, this working capital facility, which supports vehicle exports from the United States, was fully drawn at $300 million. The facility was renewed on June 15, 2013 and will renew annually until June 15, 2015, provided that no payment or bankruptcy default exists and Ex-Im continues to have a perfected security interest in the collateral, which consists of vehicles in transit in the United States to be exported to Canada, Mexico, and other select markets.

Other Automotive Credit Facilities. At March 31, 2014, we had $836 million of local credit facilities available to non-U.S. Automotive affiliates, of which $88 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	March 31, 2014	December 31, 2013
Automotive gross cash	$25.2	$24.8
Less:
Long-term debt	13.6	14.4
Debt payable within one year	2.1	1.3
Total debt	15.7	15.7
Net cash	$9.5	$9.1

Total debt at March 31, 2014 remained unchanged from December 31, 2013, primarily reflecting a $200 million affiliate debt increase, offset by one quarterly installment payment on the ATVM loan which totaled about $150 million and other debt retirements during the quarter. We continue to expect to reduce Automotive debt levels to about $10 billion by mid-decade. We plan to achieve this reduction by using cash from operations to make quarterly installment payments on the ATVM loan, repay the EIB loan at maturity, and take other debt reduction actions, such as causing conversions of and redeeming our outstanding convertible debt, and repurchasing other outstanding debt securities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

The chart below details the trends in the funding of Ford Credit’s managed receivables:

FORD CREDIT
FUNDING STRUCTURE

Billions

$92
$103
$106
~$110
Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$2
$5
$6
$37
$39
$4
$10
$11
$2
$5
$3
$43
$45
$5
$11
$11
$2
$6
$1
$44
$48
$5
$11
$11
~$3
~$6
$40-44
$50-54
$6-7
$11-12
$9-11
Year-End 2012
Year-End 2013
Q1 2014
Year-End 2014 Fcst.

Securitized Funding as Percentage of Managed Receivables	Year-End 2012	Year-End 2013	Q1 2014	Year-End 2014 Fcst.
	47%	44%	42%	36-40%

a) The Ford Interest Advantage program consists of floating rate demand notes.
b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
c) Excludes marketable securities related to insurance activities.

At the end of the first quarter of 2014, managed receivables were $106 billion, and Ford Credit ended the quarter with about $11 billion in cash. Securitized funding was 42% of managed receivables.

Ford Credit is projecting 2014 year-end managed receivables of about $110 billion and securitized funding as a percentage of managed receivables in the range of 36% to 40%. This percentage will continue to decline going forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table illustrates Ford Credit’s planned issuances for full-year 2014, its public term funding issuances through April 30, 2014, and its funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast	Through April 30	Full-Year 2013	Full-Year 2012
Unsecured	$ 9-12	$4	$11	$9
Securitizations (a)	12-15	5	14	14
Total	$ 21-27	$9	$25	$23
__________

(a)	Includes Rule 144A offerings.

Through April 30, 2014, Ford Credit completed $9 billion of public term funding in the United States, Canada, and Europe, including about $4 billion of unsecured debt and $5 billion of securitizations.

For 2014, Ford Credit projects full-year public term funding in the range of $21 billion to $27 billion, consisting of $9 billion to $12 billion of unsecured debt and $12 billion to $15 billion of public securitizations. These are unchanged from prior guidance.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	March 31, 2014	December 31, 2013
Liquidity Sources (a)
Cash (b)	$10.7	$10.8
Unsecured credit facilities	1.6	1.6
FCAR bank lines	1.6	3.5
Conduit / Bank Asset-Backed Securitizations (“ABS”)	30.8	29.4
Total liquidity sources	$44.7	$45.3

Utilization of Liquidity
Securitization cash (c)	$(3.1)	$(4.4)
Unsecured credit facilities	(0.4)	(0.4)
FCAR bank lines	(1.3)	(3.3)
Conduit / Bank ABS	(16.6)	(14.7)
Total utilization of liquidity	(21.4)	(22.8)
Gross liquidity	23.3	22.5
Capacity in excess of eligible receivables	(0.7)	(1.1)
Liquidity available for use	$22.6	$21.4
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

At March 31, 2014, Ford Credit had $44.7 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $21.4 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $1.4 billion reflects lower securitization cash.

Ford Credit ended the quarter with gross liquidity of $23.3 billion. Capacity in excess of eligible receivables was $0.7 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $22.6 billion at quarter end, $1.2 billion higher than year-end 2013. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2014, Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.7 billion, compared with $10.8 billion at year-end 2013.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit’s cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.  The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s securitization transactions of $3.1 billion and $4.4 billion at March 31, 2014 and December 31, 2013, respectively.

Ford Credit’s substantial liquidity and cash balance have provided it the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the first quarter of 2014, Ford Credit called an aggregate principal amount of $195 million (of which none were maturing in 2014) of its unsecured debt.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE Bank plc (“FCE”), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $30.8 billion ($20.5 billion of retail financing, $6.0 billion of wholesale financing, and $4.3 billion of operating lease assets) at March 31, 2014, of which $5.8 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $28.4 billion (of which $5.4 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities in 2015 and 2016 . Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit’s capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At March 31, 2014, $16.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit’s experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At March 31, 2014, Ford Credit and its majority-owned subsidiaries had $1.6 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at March 31, 2014) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At March 31, 2014, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

At March 31, 2014, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of Ford Credit’s asset-backed securities totaled $1.6 billion, down from $3.5 billion at December 31, 2013. This reduction has been offset by increases in other committed liquidity programs, leaving Ford Credit’s total sources of liquidity largely unchanged. Ford Credit recently completed the wind down of its FCAR program. Ford Credit began repurchasing asset-backed securities in early 2014 and completed the process in April. No FCAR commercial paper remains outstanding, and all FCAR bank liquidity facilities have been terminated. In October 2013, Ford Credit established a two-year syndicated committed asset-backed liquidity facility. The facility, along with growth in other asset-backed private capacity, offsets the liquidity effects of winding down the FCAR program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As described above under “Liquidity and Capital Resources — Automotive Sector,” on April 30, 2014, we designated Ford Credit as a subsidiary borrower under the amended revolving credit facility and entered into a Relationship Agreement that, among other things, allocates and limits to $2 billion the amount Ford Credit may borrow under the amended revolving credit facility to grow its overall liquidity, supporting growth and expanded funding programs.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31, 2014	December 31, 2013
Total debt (a)	$101.0	$98.7
Equity	10.8	10.6
Financial statement leverage (to 1)	9.3	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31, 2014	December 31, 2013
Total debt (a)	$101.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.7)	(10.8)
Adjustments for derivative accounting (c)	(0.2)	(0.2)
Total adjusted debt	$90.1	$87.7

Equity	$10.8	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$10.5	$10.3
Managed leverage (to 1) (d)	8.6	8.5
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2014, Ford Credit’s managed leverage was 8.6:1, compared with 8.5:1 at December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company

Equity. At March 31, 2014, Total equity attributable to Ford Motor Company was $26.8 billion, an increase of $661 million compared with December 31, 2013. The increase reflects favorable changes in Retained earnings, related to first quarter 2014 Net income attributable to Ford Motor Company of $989 million, offset partially by cash dividends declared of $493 million; favorable changes in Capital in excess of par value of stock, related to compensation-related equity issuances of $125 million; and favorable changes in Accumulated other comprehensive income/(loss) of $40 million.

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

There has been one action taken by these NRSROs since the filing of our 2013 Form 10-K Report: on April 22, 2014, Fitch affirmed its ratings for Ford and Ford Credit and improved the outlook for both to positive from stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	NR	Stable	BBB-
__________

*
S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a negative outlook. The negative outlook reflects the negative trend S&P has assigned to U.K. banking industry risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES (a)

Our first quarter 2014 production volumes and second quarter 2014 projected production volumes are as follows (in thousands):

	2014
	First Quarter Actual		Second Quarter Forecast
	Units	O/(U) 2013	Units	O/(U) 2013
North America	774	(10)	810	(10)
South America	94	(17)	105	(29)
Europe	382	(4)	405	4
Middle East & Africa	17	2	20	3
Asia Pacific	346	75	360	64
Total	1,613	46	1,700	32
__________
(a) Includes production of Ford and JMC brand vehicles produced by our unconsolidated affiliates.

In the first quarter, total company production was about 1.6 million units, 46,000 units higher than a year ago. This is 3,000 units higher than our most recent guidance.

We expect second quarter production to be 1.7 million units, up 32,000 units from a year ago, more than explained by higher volume in Asia Pacific. Compared with the first quarter, our second quarter production is forecasted to be up 87,000 units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We project global economic growth to be in the 2.5% to 3% range, and global industry sales to be about 85 million to 90 million units. U.S. economic growth is projected to be in the 2.5% to 3% range, with industry sales still supported by replacement demand as a result of the older age of vehicles on the road. Near-term conditions have shown signs of improvement after some weakness in January and February data. In South America, Brazil’s economy is slowing due to higher interest rates put in place to contain inflation, while the situation in Argentina and Venezuela remains volatile with both economies facing unclear economic policy direction. In Europe, an economic recovery is underway. For 2014, we expect gross domestic product growth of about 1% in the Euro Area and 2% to 2.5% in the United Kingdom. The European Central Bank left its policy interest rate unchanged at a 0.25% in April and indicated that it will keep rates low for an extended period. The Bank of England also indicated that it will keep rates low until economic growth reduces excess capacity in the U.K. economy. And in Asia Pacific, China’s economic growth is expected to be slightly below 7.5% with several challenges, including excess capacity and excess debt. The government intends to be more focused on structural reforms and is willing to accept lower growth within a reasonable range of 7.5%. Growth in India is expected to improve modestly to about 5% from last year as high inflation and high interest rates remain impediments to stronger growth. Overall, despite challenges in the emerging markets, we expect global economic growth to continue in 2014.

2014 Key Metrics — Business Units

Our profit outlook for our business units, along with our outlook for net interest expense, is as follows:

				Memo:
	2013	2014 Full Year		2014
	Full Year	Compared with 2013		First Quarter
	Results	Plan	Outlook	Results
	(Mils.)			(Mils.)
Automotive (a)
North America (b)	$8,809	Lower	On Track	$1,500
- Operating Margin	10.2%	8 - 9%	On Track	7.3%
South America	$(33)	About Equal	Lower	$(510)
Europe	(1,442)	Better	On Track	(194)
Middle East & Africa	(69)	About Breakeven	On Track	54
Asia Pacific	327	About Equal	Higher	291
Net Interest Expense	(801)	About Equal	About $(700) million	(163)
Ford Credit	$1,756	About Equal	About Equal/Higher	$499
__________
(a) Excludes special items
(b) Full year 2013 North America pre-tax results include a $39 million favorable revision related to a change in accounting for U.S. and Canada employee disability benefits

Except for South America, the outlook for each of our business units is improved or unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2014 include the following:

				Memo:
	2013	2014		2014
	Full Year	Full Year		First Quarter
	Results	Plan	Outlook	Results
Planning Assumptions (Mils.)
Industry Volume (a) -- U.S.	15.9	16.0 - 17.0	On Track	16.0
-- Europe 20	13.8	13.5 - 14.5	14.0 - 15.0	14.5
-- China	22.2	22.5 - 24.5	On Track	22.9

Key Metrics
Automotive (Compared with 2013):
- Revenue (Bils.)	$139.4	About Equal	On Track	$33.9

- Operating Margin (b)	5.4%	Lower	On Track	3.4%

- Operating-Related Cash Flow (Bils.) (c)	$6.1	Substantially Lower	On Track	$1.2

Ford Credit (Compared with 2013):
- Pre-Tax Profit (Bils.)	$1.8	About Equal	About Equal/Higher	$0.5

Company:
- Pre-Tax Profit (Bils.) (c)	$8.6	$7 - $8 Billion	On Track	$1.4
__________

(a)	Based, in part, on estimated vehicle registrations; includes medium and heavy trucks

(b)	Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue

(c)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

For 2014, we continue to expect industry volume, including medium and heavy trucks, to range from 16 million to 17 million units in the United States, and from 22.5 million to 24.5 million units in China. We now expect industry volume for our Europe 20 markets to range from 14 million to 15 million units, reflecting improved economic growth prospects and replacement demand.

In terms of our financial performance, we continue to expect Automotive revenue to be about equal to 2013; Automotive operating margin to be lower than 2013; and Automotive operating-related cash flow to be substantially lower than 2013. This includes capital spending of about $7.5 billion to support new or significantly refreshed products and capacity actions.

We now expect Ford Credit pre-tax profit to be about equal to or higher than 2013.

We continue to expect our pre-tax profit, excluding special items, to be in the $7 billion to $8 billion range as we continue to create innovative products such as the all-new F-150. We also continue to expect our full-year operating effective tax rate to be about 35%.

Overall, we expect 2014 to be a solid year for Ford Motor Company and a critical next step forward in implementing our One Ford plan to continue delivering profitable growth for all.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2013 Form 10-K report for additional discussion, as updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

There are no applicable accounting standards issued but not yet adopted to report this period.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2014 and 2013 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of March 31, 2014, was an asset of $188 million compared with an asset of $158 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.1 billion at March 31, 2014, compared with $2 billion at December 31, 2013.

Commodity Price Risk.  The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of March 31, 2014 was an asset of $15 million, compared with an asset of $4 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $63 million at March 31, 2014, compared with $70 million at December 31, 2013.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2014, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $37 million over the next twelve months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Apartheid Litigation (as previously reported on page 28 of our 2013 Form 10-K Report). As previously reported, we are a defendant in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa’s apartheid regime. The lawsuits allege that the defendant companies aided and abetted the apartheid regime and its human rights violations. In August 2013, the U.S. Court of Appeals remanded the cases to the District Court with instructions to dismiss, but on April 17, 2014, the District Court ruled that plaintiffs may move for leave to file an amended complaint.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	May 1, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 10.1
Tenth Amendment dated April 30, 2014 to the Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended, including the Second Amended and Restated Credit Agreement.
Filed with this Report.
Exhibit 10.2	Relationship Agreement between Ford Motor Company and Ford Motor Credit LLC dated April 30, 2014.	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 1, 2014, relating to financial information.	Filed with this Report.
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated May 1, 2014, relating to change in accounting principle.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.