Form 10-Q
period 2014-06-30
FORD MOTOR CO
filed 2014-07-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of July 24, 2014, Ford had outstanding 3,807,606,113 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

76

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2014	2013	2014	2013
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$35,365	$36,079	$69,241	$69,937
Financial Services	2,046	1,844	4,046	3,635
Total revenues	37,411	37,923	73,287	73,572

Costs and expenses
Automotive cost of sales	31,247	32,524	62,268	62,529
Selling, administrative, and other expenses	3,476	3,203	6,848	6,327
Financial Services interest expense	683	705	1,361	1,411
Financial Services provision for credit and insurance losses	104	53	143	93
Total costs and expenses	35,510	36,485	70,620	70,360

Automotive interest expense	207	207	415	413

Automotive interest income and other income/(loss), net (Note 15)	270	241	484	486
Financial Services other income/(loss), net (Note 15)	87	74	155	170
Equity in net income of affiliated companies	67	273	486	487
Income before income taxes	2,118	1,819	3,377	3,942
Provision for/(Benefit from) income taxes (Note 17)	803	585	1,073	1,096
Net income	1,315	1,234	2,304	2,846
Less: Income/(Loss) attributable to noncontrolling interests	4	1	4	2
Net income attributable to Ford Motor Company	$1,311	$1,233	$2,300	$2,844

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 19)
Basic income	$0.33	$0.31	$0.58	$0.72
Diluted income	0.32	0.30	0.57	0.70

Cash dividends declared	0.125	0.10	0.25	0.20

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2014	2013	2014	2013
	Second Quarter		First Half
	(unaudited)
Net income	$1,315	$1,234	$2,304	$2,846
Other comprehensive income/(loss), net of tax (Note 14)
Foreign currency translation	317	(430)	82	(796)
Derivative instruments	(287)	189	(195)	286
Pension and other postretirement benefits	53	940	236	1,531
Total other comprehensive income/(loss), net of tax	83	699	123	1,021
Comprehensive income	1,398	1,933	2,427	3,867
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	1	4	2
Comprehensive income attributable to Ford Motor Company	$1,394	$1,932	$2,423	$3,865

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2014	2013	2014	2013
	Second Quarter		First Half
	(unaudited)
AUTOMOTIVE
Revenues	$35,365	$36,079	$69,241	$69,937
Costs and expenses
Cost of sales	31,247	32,524	62,268	62,529
Selling, administrative, and other expenses	2,551	2,488	5,027	4,969
Total costs and expenses	33,798	35,012	67,295	67,498

Interest expense	207	207	415	413

Interest income and other income/(loss), net (Note 15)	270	241	484	486
Equity in net income of affiliated companies	59	267	471	476
Income before income taxes — Automotive	1,689	1,368	2,486	2,988

FINANCIAL SERVICES
Revenues	2,046	1,844	4,046	3,635
Costs and expenses
Interest expense	683	705	1,361	1,411
Depreciation on vehicles subject to operating leases	742	558	1,448	1,041
Operating and other expenses	183	157	373	317
Provision for credit and insurance losses	104	53	143	93
Total costs and expenses	1,712	1,473	3,325	2,862

Other income/(loss), net (Note 15)	87	74	155	170
Equity in net income of affiliated companies	8	6	15	11
Income before income taxes — Financial Services	429	451	891	954

COMPANY
Income before income taxes	2,118	1,819	3,377	3,942
Provision for/(Benefit from) income taxes (Note 17)	803	585	1,073	1,096
Net income	1,315	1,234	2,304	2,846
Less: Income/(Loss) attributable to noncontrolling interests	4	1	4	2
Net income attributable to Ford Motor Company	$1,311	$1,233	$2,300	$2,844

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$11,573	$14,468
Marketable securities	24,096	22,100
Finance receivables, net (Note 4)	80,026	77,481
Other receivables, net	12,853	9,828
Net investment in operating leases	22,069	19,984
Inventories (Note 6)	9,365	7,708
Equity in net assets of affiliated companies	3,356	3,679
Net property	29,294	27,616
Deferred income taxes	12,596	13,468
Other assets	5,717	5,847
Total assets	$210,945	$202,179

LIABILITIES
Payables	$22,062	$19,531
Other liabilities and deferred revenue (Note 9)	42,444	40,886
Debt (Note 11)	118,707	114,688
Deferred income taxes	588	598
Total liabilities	183,801	175,703

Redeemable noncontrolling interest (Note 13)	337	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,927 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,605	21,422
Retained earnings	24,699	23,386
Accumulated other comprehensive income/(loss) (Note 14)	(18,107)	(18,230)
Treasury stock (Note 19)	(1,461)	(506)
Total equity attributable to Ford Motor Company	26,776	26,112
Equity attributable to noncontrolling interests	31	33
Total equity	26,807	26,145
Total liabilities and equity	$210,945	$202,179

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 7 for additional information on our VIEs.

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$2,186	$4,198
Finance receivables, net	43,085	45,796
Net investment in operating leases	9,012	8,116
Other assets	3	5
LIABILITIES
Other liabilities and deferred revenue	$40	$88
Debt	38,322	40,728

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$4,736	$4,959
Marketable securities	21,076	20,157
Total cash and marketable securities	25,812	25,116
Receivables, less allowances of $137 and $132	6,052	5,641
Inventories (Note 6)	9,365	7,708
Deferred income taxes	1,569	1,574
Net investment in operating leases	2,030	1,384
Other current assets	1,169	1,034
Total current assets	45,997	42,457
Equity in net assets of affiliated companies	3,217	3,546
Net property	29,023	27,492
Deferred income taxes	12,928	13,436
Other assets	2,686	2,824
Non-current receivable from Financial Services	706	724
Total Automotive assets	94,557	90,479
Financial Services
Cash and cash equivalents	6,837	9,509
Marketable securities	3,020	1,943
Finance receivables, net (Note 4)	86,015	80,816
Net investment in operating leases	20,039	18,600
Equity in net assets of affiliated companies	139	133
Other assets	3,131	3,149
Receivable from Automotive	457	907
Total Financial Services assets	119,638	115,057
Intersector elimination	(1,163)	(1,631)
Total assets	$213,032	$203,905
LIABILITIES
Automotive
Payables	$20,866	$18,035
Other liabilities and deferred revenue (Note 9)	18,885	16,537
Deferred income taxes	355	267
Debt payable within one year (Note 11)	2,161	1,257
Current payable to Financial Services	457	907
Total current liabilities	42,724	37,003
Long-term debt (Note 11)	13,216	14,426
Other liabilities and deferred revenue (Note 9)	21,514	22,089
Deferred income taxes	456	430
Total Automotive liabilities	77,910	73,948
Financial Services
Payables	1,196	1,496
Debt (Note 11)	103,330	99,005
Deferred income taxes	1,864	1,627
Other liabilities and deferred income (Note 9)	2,045	2,260
Payable to Automotive	706	724
Total Financial Services liabilities	109,141	105,112
Intersector elimination	(1,163)	(1,631)
Total liabilities	185,888	177,429

Redeemable noncontrolling interest (Note 13)	337	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,927 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,605	21,422
Retained earnings	24,699	23,386
Accumulated other comprehensive income/(loss) (Note 14)	(18,107)	(18,230)
Treasury stock (Note 19)	(1,461)	(506)
Total equity attributable to Ford Motor Company	26,776	26,112
Equity attributable to noncontrolling interests	31	33
Total equity	26,807	26,145
Total liabilities and equity	$213,032	$203,905
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2014	2013
	First Half
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$6,970	$6,289

Cash flows from investing activities of continuing operations
Capital spending	(3,428)	(3,077)
Acquisitions of finance receivables and operating leases	(24,616)	(21,835)
Collections of finance receivables and operating leases	18,277	16,665
Purchases of securities	(26,468)	(69,773)
Sales and maturities of securities	24,397	66,727
Cash change due to initial consolidation of businesses	—	9
Settlements of derivatives	29	(125)
Proceeds from sales of retail finance receivables (Note 18)	—	250
Other	124	96
Net cash provided by/(used in) investing activities	(11,685)	(11,063)

Cash flows from financing activities of continuing operations
Cash dividends	(987)	(785)
Purchases of Common Stock	(862)	(87)
Changes in short-term debt	(3,188)	(4,188)
Proceeds from issuance of other debt	22,755	20,297
Principal payments on other debt	(15,925)	(12,712)
Other	9	150
Net cash provided by/(used in) financing activities	1,802	2,675

Effect of exchange rate changes on cash and cash equivalents	18	(198)

Net increase/(decrease) in cash and cash equivalents	$(2,895)	$(2,297)

Cash and cash equivalents at January 1	$14,468	$15,659
Net increase/(decrease) in cash and cash equivalents	(2,895)	(2,297)
Cash and cash equivalents at June 30	$11,573	$13,362

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2014		2013
	First Half
	Automotive	Financial Services	Automotive	Financial Services
	(Unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$6,108	$2,553	$4,404	$2,349

Cash flows from investing activities of continuing operations
Capital spending	(3,402)	(26)	(3,058)	(19)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(23,051)	—	(20,713)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	18,277	—	16,665
Net change in wholesale and other receivables	—	(3,256)	—	(1,586)
Purchases of securities	(19,465)	(7,003)	(52,384)	(17,389)
Sales and maturities of securities	18,499	5,898	50,341	16,386
Cash change due to initial consolidation of businesses	—	—	9	—
Settlements of derivatives	91	(62)	(236)	111
Proceeds from sales of retail finance receivables (Note 18)	—	—	—	250
Investing activity (to)/from Financial Services	21	—	16	—
Other	40	84	95	1
Net cash provided by/(used in) investing activities	(4,216)	(9,139)	(5,217)	(6,294)

Cash flows from financing activities of continuing operations
Cash dividends	(987)	—	(785)	—
Purchases of Common Stock	(862)	—	(87)	—
Changes in short-term debt	192	(3,380)	(232)	(3,956)
Proceeds from issuance of other debt	100	22,655	2,139	18,158
Principal payments on other debt	(656)	(15,269)	(1,026)	(11,686)
Financing activity to/(from) Automotive	—	(21)	—	(16)
Other	75	(66)	127	23
Net cash provided by/(used in) financing activities	(2,138)	3,919	136	2,523

Effect of exchange rate changes on cash and cash equivalents	23	(5)	(95)	(103)

Net increase/(decrease) in cash and cash equivalents	$(223)	$(2,672)	$(772)	$(1,525)

Cash and cash equivalents at January 1	$4,959	$9,509	$6,247	$9,412
Net increase/(decrease) in cash and cash equivalents	(223)	(2,672)	(772)	(1,525)
Cash and cash equivalents at June 30	$4,736	$6,837	$5,475	$7,887

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 14)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	2,300	—	—	2,300	4	2,304
Other comprehensive income/(loss), net of tax	—	—	—	123	—	123	—	123
Common stock issued (including share-based compensation impacts)	—	201	—	—	—	201	—	201
Treasury stock/other	—	(18)	—	—	(955)	(973)	(4)	(977)
Cash dividends declared	—	—	(987)	—	—	(987)	(2)	(989)
Balance at June 30, 2014	$40	$21,605	$24,699	$(18,107)	$(1,461)	$26,776	$31	$26,807

Balance at December 31, 2012	$40	$20,976	$17,778	$(22,858)	$(292)	$15,644	$42	$15,686
Net income	—	—	2,844	—	—	2,844	2	2,846
Other comprehensive income/(loss), net of tax	—	—	—	1,021	—	1,021	—	1,021
Common stock issued (including share-based compensation impacts)	—	243	—	—	—	243	—	243
Treasury stock/other	—	—	—	—	(87)	(87)	(1)	(88)
Cash dividends declared	—	—	(785)	—	—	(785)	—	(785)
Balance at June 30, 2013	$40	$21,219	$19,837	$(21,837)	$(379)	$18,880	$43	$18,923

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
We have retroactively applied this change in accounting method to all prior period amounts. As of December 31, 2012, the cumulative effect of the change decreased Total equity by $303 million and increased Other liabilities and deferred revenue by $468 million, as well as increased Deferred income taxes by $165 million. As of December 31, 2013, the cumulative effect of the change decreased Total equity by $271 million and increased Other liabilities and deferred revenue by $424 million, as well as increased Deferred income taxes by $153 million. The effect of this change was immaterial on income statement and statement of cash flow amounts for the interim periods ended June 30, 2014, and had no impact for the interim periods ended June 30, 2013.

Adoption of New Accounting Standards

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when a net operating loss, a similar tax loss, or a tax credit carryforward exists, and certain criteria are met. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	June 30, 2014	December 31, 2013
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$1,569	$1,574
Automotive sector non-current deferred income tax assets	12,928	13,436
Financial Services sector deferred income tax assets (a)	186	184
Total	14,683	15,194
Reclassification for netting of deferred income taxes	(2,087)	(1,726)
Consolidated balance sheet presentation of deferred income tax assets	$12,596	$13,468

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$355	$267
Automotive sector non-current deferred income tax liabilities	456	430
Financial Services sector deferred income tax liabilities	1,864	1,627
Total	2,675	2,324
Reclassification for netting of deferred income taxes	(2,087)	(1,726)
Consolidated balance sheet presentation of deferred income tax liabilities	$588	$598
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale and other receivables and interest supplements and residual support differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended June 30 was as follows (in millions):

	First Half
	2014	2013
Automotive net cash provided by/(used in) operating activities	$6,108	$4,404
Financial Services net cash provided by/(used in) operating activities	2,553	2,349
Total sector net cash provided by/(used in) operating activities	8,661	6,753
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	(3,101)	(1,407)
Purchases/Collections of other receivables (b)	(155)	(179)
Payments of interest supplements and residual support (c)	1,565	1,122
Consolidated net cash provided by/(used in) operating activities	$6,970	$6,289

Automotive net cash provided by/(used in) investing activities	$(4,216)	$(5,217)
Financial Services net cash provided by/(used in) investing activities	(9,139)	(6,294)
Total sector net cash provided by/(used in) investing activities	(13,355)	(11,511)
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	3,101	1,407
Purchases/Collections of other receivables (b)	155	179
Payments of interest supplements and residual support (c)	(1,565)	(1,122)
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	(21)	(16)
Consolidated net cash provided by/(used in) investing activities	$(11,685)	$(11,063)

Automotive net cash provided by/(used in) financing activities	$(2,138)	$136
Financial Services net cash provided by/(used in) financing activities	3,919	2,523
Total sector net cash provided by/(used in) financing activities	1,781	2,659
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	21	16
Consolidated net cash provided by/(used in) financing activities	$1,802	$2,675
 __________

(a)
In addition to the cash flows from vehicles sold by us, the cash flow from wholesale finance receivables (being reclassified between investing and operating) includes dealer financing by Ford Credit of used and non-Ford vehicles. One hundred percent of cash flows from these wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles is impracticable to separate.

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

Based on changes to Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure the financial statements of our Venezuelan subsidiaries in U.S. dollars. Beginning March 31, 2014, we now use the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”). The exchange rate we used at March 31, 2014, was 10.8 bolivars to the U.S. dollar and resulted in a remeasurement loss of $316 million in the first quarter of 2014 ($310 million related to our Automotive sector and $6 million related to our Financial Services sector). At June 30, 2014, the SICAD I exchange rate was 10.6 bolivars to the U.S. dollar.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

The operating environment in Venezuela continues to be challenging. Foreign exchange control regulations have affected our Venezuelan operation’s ability to pay dividends and obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production. At June 30, 2014, our investment in our Venezuelan subsidiaries (which includes undistributed earnings) was $535 million. Also, at June 30, 2014, they had $281 million of U.S. dollar currency exchange requests pending with and in transit to the governmental controlled currency exchanges, including $275 million payable to other Ford consolidated affiliates.

At June 30, 2014, our Venezuelan subsidiaries had a bolivar-denominated net monetary position of $391 million, including $388 million of bolivar-denominated cash and cash equivalents. A further devaluation from an exchange rate of 10.6 bolivars to the U.S. dollar would result in a balance sheet remeasurement loss.

NOTE 2.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Revenue - Revenue from Contracts with Customers.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition. The new standard requires the use of more estimates and judgments than the present standards and requires additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our consolidated financial statements.

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. There have been no changes to the types of inputs used or the valuation techniques since year end. During the second quarter of 2014, we impaired our equity in net assets of Ford Sollers Netherlands B.V. (“Ford Sollers”), which resulted in a fair value measurement on a non-recurring basis. See Note 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$—	$—	$—	$—	$33	$—	$33
Non-U.S. government and agencies	—	—	—	—	—	200	—	200
Total cash equivalents (a)	—	—	—	—	—	233	—	233
Marketable securities
U.S. government and agencies	2,212	5,815	—	8,027	3,752	6,596	—	10,348
Non-U.S. government and agencies	—	9,689	—	9,689	—	6,538	—	6,538
Corporate debt	—	2,690	—	2,690	—	2,623	—	2,623
Equities	310	—	—	310	341	—	—	341
Other marketable securities	—	360	—	360	—	307	—	307
Total marketable securities	2,522	18,554	—	21,076	4,093	16,064	—	20,157
Derivative financial instruments (b)	—	322	3	325	—	579	1	580
Total assets at fair value	$2,522	$18,876	$3	$21,401	$4,093	$16,876	$1	$20,970
Liabilities
Derivative financial instruments (b)	$—	$474	—	$474	$—	$416	$2	$418
Total liabilities at fair value	$—	$474	—	$474	$—	$416	$2	$418

Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. government and agencies	—	365	—	365	—	24	—	24
Total cash equivalents (a)	—	365	—	365	—	24	—	24
Marketable securities
U.S. government and agencies	43	862	—	905	418	25	—	443
Non-U.S. government and agencies	—	519	—	519	—	184	—	184
Corporate debt	—	1,558	—	1,558	—	1,273	—	1,273
Other marketable securities	—	38	—	38	—	43	—	43
Total marketable securities	43	2,977	—	3,020	418	1,525	—	1,943
Derivative financial instruments (b)	—	673	—	673	—	585	—	585
Total assets at fair value	$43	$4,015	$—	$4,058	$418	$2,134	$—	$2,552
Liabilities
Derivative financial instruments (b)	$—	$320	$—	$320	$—	$506	$—	$506
Total liabilities at fair value	$—	$320	$—	$320	$—	$506	$—	$506
  __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.1 billion and $2.7 billion for Automotive Sector and $4.5 billion and $6.7 billion for Financial Services Sector at June 30, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.6 billion and $2 billion for Automotive Sector and $1.9 billion and $2.8 billion for Financial Services Sector at June 30, 2014 and December 31, 2013, respectively.

(b)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector finance receivables primarily relate to Ford Credit, but also include the Other Financial Services segment and certain intersector eliminations.

Our Financial Services sector segments our finance receivables into North America and International “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers.  The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 95% of dealer financing

•	Other – primarily related to the sale of parts and accessories to dealers

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Finance receivables, net were as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$41,674	$11,857	$53,531	$40,902	$10,797	$51,699
Less: Unearned interest supplements	(1,355)	(252)	(1,607)	(1,255)	(247)	(1,502)
Consumer finance receivables	40,319	11,605	51,924	39,647	10,550	50,197
Non-Consumer
Dealer financing	23,372	9,828	33,200	22,072	7,833	29,905
Other	875	343	1,218	732	339	1,071
Non-Consumer finance receivables	24,247	10,171	34,418	22,804	8,172	30,976
Total recorded investment	$64,566	$21,776	$86,342	$62,451	$18,722	$81,173

Recorded investment in finance receivables	$64,566	$21,776	$86,342	$62,451	$18,722	$81,173
Less: Allowance for credit losses	(252)	(75)	(327)	(280)	(77)	(357)
Finance receivables, net (a)	$64,314	$21,701	$86,015	$62,171	$18,645	$80,816

Net finance receivables subject to fair value (b)			$84,266			$79,149
Fair value			86,011			80,838
__________

(a)
At June 30, 2014 and December 31, 2013, Finance receivables, net on the consolidated balance sheet were $80 billion and $77.5 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $86 billion and $80.8 billion, respectively, net of $6 billion and $3.3 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)
At June 30, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at June 30, 2014 and December 31, 2013, was $182 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at June 30, 2014 and December 31, 2013 were North America consumer receivables of $20.8 billion and $21.8 billion and non-consumer receivables of $19.3 billion and $18.9 billion, respectively, and International consumer receivables of $5.9 billion and $5.9 billion and non-consumer receivables of $4.2 billion and $5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 7 and 11).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $13 million and $14 million at June 30, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $6 million and $21 million at June 30, 2014 and December 31, 2013, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$588	$41	$629	$715	$39	$754
61-90 days past due	75	19	94	88	17	105
91-120 days past due	17	8	25	18	9	27
Greater than 120 days past due	32	25	57	37	26	63
Total past due	712	93	805	858	91	949
Current	39,607	11,512	51,119	38,789	10,459	49,248
Consumer finance receivables	40,319	11,605	51,924	39,647	10,550	50,197

Non-Consumer
Total past due	8	102	110	49	40	89
Current	24,239	10,069	34,308	22,755	8,132	30,887
Non-Consumer finance receivables	24,247	10,171	34,418	22,804	8,172	30,976
Total recorded investment	$64,566	$21,776	$86,342	$62,451	$18,722	$81,173

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. Audits of higher-risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$19,972	$4,962	$24,934	$18,357	$5,051	$23,408
Group II	3,118	3,285	6,403	3,289	2,092	5,381
Group III	277	1,488	1,765	424	649	1,073
Group IV	5	93	98	2	41	43
Total recorded investment	$23,372	$9,828	$33,200	$22,072	$7,833	$29,905

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2014 and December 31, 2013 was $419 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2014 and December 31, 2013 was $125 million, or 0.4% of non-consumer receivables, and $71 million, or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 5 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $216 million, or 0.4% of our consumer receivables at June 30, 2014, and $238 million, or 0.5% of consumer receivables at December 31, 2013. The recorded investment of non-consumer receivables in non-accrual status was $102 million, or 0.3% of our non-consumer receivables at June 30, 2014, and $41 million, or 0.1% of non-consumer receivables at December 31, 2013.

Troubled Debt Restructurings. A restructuring of debt constitutes a TDR if we grant a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $96 million, or 0.2% of consumer receivables, and $109 million, or 0.2% of consumer receivables, during the periods ended June 30, 2014 and 2013, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last 12 months and resulted in repossession for consumer receivable was 6.0% and 6.0% of TDRs at June 30, 2014 and 2013, respectively. There were no non-consumer receivables involved in TDRs during the periods ended June 30, 2014 and 2013.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or, for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $22 million at June 30, 2014 and 2013, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at June 30, 2014 and 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 (in millions):

	Second Quarter 2014			First Half 2014
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$307	$27	$334	$327	$30	$357
Charge-offs	(58)	(3)	(61)	(133)	(5)	(138)
Recoveries	34	1	35	68	6	74
Provision for credit losses	17	—	17	40	(7)	33
Other (a)	3	(1)	2	1	—	1
Ending balance	$303	$24	$327	$303	$24	$327

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$281	$23	$304
Specific impairment allowance				22	1	23
Ending balance				303	24	327

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				51,505	34,293	85,798
Specifically evaluated for impairment				419	125	544
Recorded investment				51,924	34,418	86,342

Ending balance, net of allowance for credit losses				$51,621	$34,394	$86,015
__________

(a)	Represents amounts related to translation adjustments.

	Second Quarter 2013			First Half 2013
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$342	$27	$369	$360	$29	$389
Charge-offs	(61)	(9)	(70)	(141)	(10)	(151)
Recoveries	38	2	40	77	3	80
Provision for credit losses	5	11	16	33	9	42
Other (a)	—	—	—	(5)	—	(5)
Ending balance	$324	$31	$355	$324	$31	$355

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$302	$27	$329
Specific impairment allowance				22	4	26
Ending balance				324	31	355

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				47,408	29,044	76,452
Specifically evaluated for impairment				420	67	487
Recorded investment				47,828	29,111	76,939

Ending balance, net of allowance for credit losses				$47,504	$29,080	$76,584
__________

(a)	Represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 26% and 20% of total inventories at June 30, 2014 and December 31, 2013, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	June 30, 2014	December 31, 2013
Raw materials, work-in-process, and supplies	$4,055	$3,628
Finished products	6,328	5,081
Total inventories under FIFO	10,383	8,709
LIFO adjustment	(1,018)	(1,001)
Total inventories	$9,365	$7,708

NOTE 7.  VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

We have invested in joint ventures that are VIEs and in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in the joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, and was $343 million and $336 million at June 30, 2014 and December 31, 2013, respectively.

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

In most cases, the bankruptcy remote special purpose entities meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities and related activity of these VIEs are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet and in the related footnotes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  IMPAIRMENT OF EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We formed the Ford Sollers joint venture in October 2011, through which we operate in the Russian market. Upon contribution of our then wholly-owned operations in Russia to the joint venture, in exchange for cash and notes receivable in the amount of $307 million and a 50% equity ownership in the new joint venture, we deconsolidated the related assets and liabilities, recorded equity in net assets of Ford Sollers at its fair value of $364 million, and recognized a pre-tax gain of $401 million. The fair value was calculated using a discounted cash flow analysis with assumptions of relevant factors made at that time.

Recently, the Russian market has experienced a weaker ruble, lower industry volume, and industry segmentation changes that negatively impact sales of Focus. These factors have reduced expected cash flows for Ford Sollers in the near term, thereby reducing the fair value of our equity in net assets of affiliated companies. Accordingly, we recorded a $329 million pre-tax impairment at June 30, 2014. The non-cash charge was reported in Equity in net income of affiliated companies.

We measured the fair value of our equity in net assets of Ford Sollers using a discounted cash flow analysis. We used cash flows that reflect Ford Sollers present plan, aligned with assumptions a market participant would make. We assumed a discount rate of 15% based on the appropriate weighted average cost of capital, adjusted for perceived business risks related to regulatory concerns, political tensions, foreign exchange volatility, and risk associated with the Russian automotive industry.

NOTE 9.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	June 30, 2014	December 31, 2013
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$8,335	$7,730
Deferred revenue	4,281	2,817
Employee benefit plans	1,997	1,706
Accrued interest	240	262
Other postretirement employee benefits (“OPEB”)	387	387
Pension (a)	352	327
Other	3,293	3,308
Total Automotive other liabilities and deferred revenue	18,885	16,537
Non-current
Pension (a)	8,613	9,288
OPEB	5,478	5,502
Dealer and dealers’ customer allowances and claims	2,396	2,028
Deferred revenue	2,641	2,534
Employee benefit plans	1,161	1,213
Other	1,225	1,524
Total Automotive other liabilities and deferred revenue	21,514	22,089
Total Automotive sector	40,399	38,626
Financial Services Sector	2,045	2,260
Total	$42,444	$40,886
__________

(a)
Balances at June 30, 2014 reflect net pension liabilities at December 31, 2013, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$126	$151	$120	$119	$14	$16
Interest cost	498	477	302	280	67	64
Expected return on assets	(678)	(724)	(383)	(341)	—	—
Amortization of:
Prior service costs/(credits)	39	44	13	16	(57)	(71)
(Gains)/Losses	52	195	148	170	25	40
Separation programs/other	1	3	23	142	(1)	—
Recognition of (gains)/losses due to settlements	—	294	—	—	—	—
Total expense/(income)	$38	$440	$223	$386	$48	$49

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$253	$303	$238	$241	$27	$32
Interest cost	996	955	602	567	134	129
Expected return on assets	(1,356)	(1,448)	(762)	(690)	—	—
Amortization of:
Prior service costs/(credits)	78	87	27	33	(114)	(142)
(Gains)/Losses	103	390	296	343	49	80
Separation programs/other	1	4	39	151	—	—
Recognition of (gains)/losses due to settlements	—	294	14	—	—	—
Total expense/(income)	$75	$585	$454	$645	$96	$99

Pension Plan Contributions

In 2014, we expect to contribute $1.5 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make $400 million of benefit payments to participants in unfunded plans, for a total of $1.9 billion. In the first half of 2014, we contributed $800 million to our worldwide funded pension plans and made $200 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  DEBT

The carrying value of debt was $118.7 billion and $114.7 billion at June 30, 2014 and December 31, 2013, respectively. The following table details the carrying value of our debt by Automotive sector and Financial Services sector (in millions):

Automotive Sector	June 30, 2014	December 31, 2013
Debt payable within one year
Short-term	$737	$562
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	546	—
Unamortized (discount)/premium	4	—
Other debt	283	104
Total debt payable within one year	2,161	1,257
Long-term debt payable after one year
Public unsecured debt securities	6,634	6,799
Unamortized (discount)/premium	(146)	(148)
Convertible notes	883	908
Unamortized (discount)/premium	(90)	(110)
DOE ATVM Incentive Program	4,128	4,424
EIB loans	767	1,295
Other debt	1,042	1,255
Unamortized (discount)/premium	(2)	3
Total long-term debt payable after one year	13,216	14,426
Total Automotive sector	$15,377	$15,683
Fair value of Automotive sector debt (a)	$17,937	$17,301

Financial Services Sector
Short-term debt
Asset-backed commercial paper	$—	$3,364
Other asset-backed short-term debt	1,478	1,963
Floating rate demand notes	5,445	5,319
Commercial paper	2,289	2,003
Other short-term debt	2,396	2,345
Total short-term debt	11,608	14,994
Long-term debt
Unsecured debt
Notes payable within one year	8,363	4,475
Notes payable after one year	39,788	38,914
Asset-backed debt
Notes payable within one year	17,792	17,337
Notes payable after one year	25,513	23,273
Unamortized (discount)/premium	(68)	(91)
Fair value adjustments (b)	334	103
Total long-term debt	91,722	84,011
Total Financial Services sector	$103,330	$99,005
Fair value of Financial Services sector debt (a)	$106,574	$102,399
__________

(a)
The fair value of debt includes $503 million and $377 million of Automotive sector short-term debt and $10.1 billion and $9.7 billion of Financial Services sector short-term debt at June 30, 2014 and December 31, 2013, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for additional information.

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

Our Financial Services sector reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss), net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services other income/(loss), net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

Normal Purchases and Normal Sales Classification. We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in Other comprehensive income/(loss) (“OCI”), reclassified from Accumulated other comprehensive income/(loss) (“AOCI”) to income, and/or recognized directly in income for the periods ended June 30 (in millions):

	Second Quarter 2014			First Half 2014
	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$(338)	$92	$—	$(208)	$160	$—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$(17)			$(61)
Commodity contracts			47			35
Total			$30			$(26)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$72			$141
Ineffectiveness (a)			5			10
Total			$77			$151
Derivatives not designated as hedging instruments
Interest rate contracts			$(9)			$(27)
Foreign currency exchange contracts			(25)			(30)
Cross-currency interest rate swap contracts			(11)			(16)
Total			$(45)			$(73)
__________

(a)
For the second quarter and first half of 2014, hedge ineffectiveness reflects change in fair value on derivatives of $162 million gain and $267 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $157 million loss and $257 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Second Quarter 2013			First Half 2013
	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income	Gains/(Losses) Recorded in OCI	Gains/(Losses) Reclassified from AOCI to Income	Gains/(Losses) Recognized in Income
Automotive Sector
Cash flow hedges
Foreign currency exchange contracts	$240	$(53)	$—	$295	$(125)	$(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts			$33			$45
Commodity contracts			(33)			(75)
Total			$—			$(30)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness			$62			$123
Ineffectiveness (a)			(24)			(30)
Total			$38			$93
Derivatives not designated as hedging instruments
Interest rate contracts			$(7)			$(6)
Foreign currency exchange contracts			11			92
Cross-currency interest rate swap contracts			(44)			94
Total			$(40)			$180
__________

(a)
For the second quarter and first half of 2013, hedge ineffectiveness reflects change in fair value on derivatives of $477 million loss and $568 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $453 million gain and $538 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$16,090	$158	$326	$16,238	$413	$189

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	12,200	103	145	11,599	144	210
Commodity contracts	2,611	64	3	3,006	23	19
Total derivatives not designated as hedging instruments	14,811	167	148	14,605	167	229
Total derivative financial instruments	$30,901	$325	$474	$30,843	$580	$418

Financial Services Sector
Fair value hedges
Interest rate contracts	$22,559	$479	$61	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	60,108	192	91	69,863	224	126
Foreign currency exchange contracts	2,082	2	20	2,410	1	25
Cross-currency interest rate swap contracts	2,754	—	148	2,620	—	176
Total derivatives not designated as hedging instruments	64,944	194	259	74,893	225	327
Total derivative financial instruments	$87,503	$673	$320	$93,671	$585	$506

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

On our sector balance sheet, derivative assets are reported in Other current assets and Other assets for our Automotive sector and in Other assets for our Financial Services sector. Derivative liabilities are reported in Payables and Other liabilities and deferred revenue for our Automotive sector and in Other liabilities and deferred income for our Financial Services sector.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk and Collateral

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of our derivative instruments in asset positions on June 30, 2014 was $1 billion, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	June 30, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Gross derivative amounts recognized in balance sheet	$325	$474	$580	$418
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(267)	(267)	(359)	(359)
Net amount	$58	$207	$221	$59

Financial Services Sector
Gross derivative amounts recognized in balance sheet	$673	$320	$585	$506
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(236)	(236)	(296)	(296)
Net amount	$437	$84	$289	$210

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency and commodity derivative contracts, which is reported in Other assets or Payables on our consolidated balance sheet. As of June 30, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). For our Automotive sector, at June 30, 2014 and December 31, 2013, our adjustment decreased derivative assets by $1 million and $1 million, respectively, and decreased derivative liabilities by $1 million and $1 million, respectively. For our Financial Services sector, at June 30, 2014 and December 31, 2013, our adjustment increased derivative assets by $1 million and $2 million, respectively, and decreased derivative liabilities by $5 million and $25 million, respectively. See Note 3 for more detail on valuation methodologies.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owns an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received a call option to purchase from Mazda the 50% equity interest in AAI that is held by Mazda (the “Option”). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. As a result of an amendment in the second quarter of 2014, Mazda’s share in AAI is now redeemable by Ford or Mazda for a three-year period commencing in the fourth quarter of 2014, instead of September 1, 2015. The change in timing does not change the Option exercise price. The following table summarizes the change in our carrying value of the redeemable noncontrolling interest for the periods ended June 30 (in millions):

	First Half
	2014	2013
Beginning balance	$331	$322
Accretion to the redemption value of noncontrolling interest (a)	9	5
Payments (b)	(3)	—
Ending balance	$337	$327
__________

(a)	At June 30, 2014 and 2013, respectively, $5 million and $5 million were recognized in Interest expense and $4 million and $0 were recognized in Income/(Loss) attributable to noncontrolling interests.

(b)	Represents a return of Mazda’s investment in AAI that we are contractually obligated to pay as long as Mazda retains its ownership in AAI.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(1,981)	$(1,611)	$(1,746)	$(1,245)
Gains/(Losses) on foreign currency translation	298	(430)	116	(787)
Less: Tax/(Tax benefit)	—	—	53	—
Net gains/(losses) on foreign currency translation	298	(430)	63	(787)
(Gains)/Losses reclassified from AOCI to income (a)	19	—	19	(9)
Other comprehensive income/(loss), net of tax	317	(430)	82	(796)
Ending balance	$(1,664)	$(2,041)	$(1,664)	$(2,041)

Derivative instruments (b)
Beginning balance	$132	$(78)	$40	$(175)
Gains/(Losses) on derivative instruments	(338)	240	(208)	295
Less: Tax/(Tax benefit)	(42)	87	(90)	94
Net gains/(losses) on derivative instruments	(296)	153	(118)	201
(Gains)/Losses reclassified from AOCI to income	(92)	53	(160)	125
Less: Tax/(Tax benefit)	(101)	17	(83)	40
Net gains/(losses) reclassified from AOCI to net income (c)	9	36	(77)	85
Other comprehensive income/(loss), net of tax	(287)	189	(195)	286
Ending balance	$(155)	$111	$(155)	$111

Pension and other postretirement benefits
Beginning balance	$(16,341)	$(20,847)	$(16,524)	$(21,438)
Gains/(Losses) arising during the period	—	694	(13)	694
Less: Tax/(Tax benefit)	(2)	236	(5)	236
Net gains/(losses) arising during the period	2	458	(8)	458
Amortization of prior service costs/(credits) (d)	(5)	(11)	(9)	(22)
Amortization of (gains)/losses (d)	225	405	448	813
Recognition of (gains)/losses due to settlements (d)	—	294	14	294
Less: Tax/(Tax benefit)	66	226	133	340
Net amortization and (gains)/losses reclassified from AOCI to net income	154	462	320	745
Translation impact on non-U.S. plans	(103)	20	(76)	328
Other comprehensive income/(loss), net of tax	53	940	236	1,531
Ending balance	$(16,288)	$(19,907)	$(16,288)	$(19,907)

Total AOCI ending balance at June 30	$(18,107)	$(21,837)	$(18,107)	$(21,837)
__________

(a)
Accumulated translation adjustments related to investments in foreign subsidiaries are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)
We expect to reclassify existing net losses of $138 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)	Gains/(losses) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 12 for additional information.

(d)
These AOCI components are included in the computation of total pension and OPEB expense and are recorded in Automotive cost of sales and Selling, administrative and other expenses. See Note 10 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Investment-related interest income	$41	$43	$80	$87
Interest income/(expense) on income taxes	11	—	37	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	33	5	—	80
Gains/(Losses) on changes in investments in affiliates	—	2	1	(10)
Gains/(Losses) on extinguishment of debt	—	—	(5)	(18)
Royalty income	148	148	302	261
Other	37	43	69	86
Total	$270	$241	$484	$486

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Investment-related interest income	$10	$14	$21	$28
Interest income/(expense) on income taxes	(2)	—	(10)	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	5	(8)	8	(7)
Insurance premiums earned	31	30	63	59
Other	43	38	73	90
Total	$87	$74	$155	$170

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

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the separation-related activity recorded in Other liabilities and deferred revenue, for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Beginning balance	$588	$—	$497	$—
Changes in accruals (a)	107	287	219	287
Payments	(47)	(2)	(69)	(2)
Foreign currency translation	(5)	2	(4)	2
Ending balance	$643	$287	$643	$287
__________

(a)
Excludes $6 million and $12 million for the second quarter and first half of 2014, respectively, and $132 million and $132 million for the second quarter and first half of 2013, respectively, of pension related costs.

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

NOTE 18. ASSETS HELD FOR SALE

Financial Services Sector

Assets Held for Sale

Other Financial Services Segment. During April 2013, we executed an agreement to sell certain Volvo-related retail financing receivables to a third-party financing company. The first tranche of receivables was sold in June 2013. We received cash proceeds of $250 million and we recognized a pre-tax gain of $5 million, which is reported in Financial Services other income/(loss), net. All servicing obligations transferred to the third party upon sale of the receivables.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  CAPITAL STOCK AND AMOUNTS PER SHARE

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

Share Repurchase Program

In May 2014, our board of directors approved a repurchase program for up to approximately 116 million shares of Ford Common Stock, which will offset share dilution and help improve shareholder returns. Up to 12.6 million shares will be repurchased to offset the dilutive effect of share-based employee incentive compensation granted in 2014. In addition, up to 103 million shares will be repurchased to offset the dilutive effect of potential conversions of our 4.25% Senior Convertible Notes due November 15, 2016. Beginning November 20, 2014, and subject to certain limitations relating to the price of Ford Common Stock, we can terminate holders’ conversion rights. In that event, holders would have 30 days after notice to convert their shares. We have the right to settle any conversion with shares, cash, or a combination of shares and cash. Share repurchases under this program are intended to offset the dilutive effect of any shares we elect to issue to settle these potential conversions.

As of June 30, 2014, we have repurchased 57.6 million shares of Ford Common Stock under this program.

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,311	$1,233	$2,300	$2,844
Effect of dilutive 2016 Convertible Notes (a)	12	11	24	24
Effect of dilutive 2036 Convertible Notes (a) (b)	—	—	—	1
Diluted income	$1,323	$1,244	$2,324	$2,869

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,940	3,933	3,943	3,928
Net dilutive options	47	50	46	49
Dilutive 2016 Convertible Notes	101	98	100	97
Dilutive 2036 Convertible Notes (b)	—	3	—	3
Diluted shares	4,088	4,084	4,089	4,077
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective as of the close of business on January 21, 2014. As a result, any 2036 Convertible Notes remaining after January 21, 2014 cannot be converted to shares and are no longer dilutive.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION

Effective January 1, 2014, we changed our Automotive sector reportable segments to establish a fifth Automotive segment—Middle East & Africa—which includes South Africa and markets that were previously direct export markets in the Middle East and Africa regions. Previously, South Africa results were included in Asia Pacific Africa and direct export markets were reflected in the results of the producing region or segment. We have realigned reporting of our direct export markets on a geographic basis. Results for prior periods are presented on the new basis.

Our Automotive sector is comprised of the following segments:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.  Included in each segment, described below, are the associated costs to develop, manufacture, distribute, and service vehicles and parts.

North America segment primarily includes the sale of Ford and Lincoln brand vehicles and related service parts and accessories in North America.

South America segment primarily includes the sale of Ford brand vehicles and related service parts and accessories in South America.

Europe segment primarily includes the sale of Ford brand vehicles, components, and related service parts and accessories in Europe, Turkey, and Russia.

Middle East & Africa segment primarily includes the sale of Ford and Lincoln brand vehicles and related service parts and accessories in the Middle East and Africa region.

Asia Pacific segment primarily includes the sale of Ford brand vehicles and related service parts and accessories in the Asia Pacific region.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
Second Quarter 2014
Revenues	$21,108	$2,111	$8,082	$1,172	$2,892	$—	$—	$35,365
Income/(Loss) before income taxes	2,440	(295)	14	23	159	(171)	(481)	1,689
Total assets at June 30	61,263	7,238	16,240	1,300	8,516	—	—	94,557

Second Quarter 2013
Revenues	$21,845	$3,014	$7,359	$1,211	$2,650	$—	$—	$36,079
Income/(Loss) before income taxes	2,321	151	(306)	13	130	(205)	(736)	1,368
Total assets at June 30	58,536	6,745	16,107	1,140	7,466	—	—	89,994

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Half 2014
Revenues	$41,553	$4,002	$15,836	$2,327	$5,523	$—	$—	$69,241
Income/(Loss) before income taxes	3,940	(805)	(180)	77	450	(393)	(603)	2,486

First Half 2013
Revenues	$43,338	$5,322	$13,928	$2,490	$4,859	$—	$—	$69,937
Income/(Loss) before income taxes	4,713	(67)	(731)	60	102	(330)	(759)	2,988

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Second Quarter 2014
Revenues	$2,137	$33	$(124)	$2,046	$—	$37,411
Income/(Loss) before income taxes	434	(5)	—	429	—	2,118
Total assets at June 30	120,441	5,527	(6,330)	119,638	(3,250)	210,945

Second Quarter 2013
Revenues	$1,907	$53	$(116)	$1,844	$—	$37,923
Income/(Loss) before income taxes	454	(3)	—	451	—	1,819
Total assets at June 30	107,114	7,193	(6,893)	107,414	(2,404)	195,004

	Financial Services Sector				Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Half 2014
Revenues	$4,213	$68	$(235)	$4,046	$—	$73,287
Income/(Loss) before income taxes	933	(42)	—	891	—	3,377

First Half 2013
Revenues	$3,761	$113	$(239)	$3,635	$—	$73,572
Income/(Loss) before income taxes	961	(7)	—	954	—	3,942
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	June 30, 2014	December 31, 2013
Maximum potential payments	$637	$659
Carrying value of recorded liabilities related to guarantees and limited indemnities	3	5

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

Litigation and claims are accrued when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood that we will prevail, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $3.2 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty

Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., safety recalls, emission recalls, and other product campaigns) on products sold. These costs are estimates based primarily on historical warranty claim experience. Warranty accruals accounted for in Other liabilities and deferred revenue for the periods ended June 30 were as follows (in millions):

	First Half
	2014	2013
Beginning balance	$3,927	$3,656
Payments made during the period	(1,310)	(1,124)
Changes in accrual related to warranties issued during the period	1,121	1,048
Changes in accrual related to pre-existing warranties	763	157
Foreign currency translation and other	17	(68)
Ending balance	$4,518	$3,669

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 31, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our second quarter and first half 2014 pre-tax results and net income were as follows:

	Second Quarter		First Half		Memo:
	2014	Better/(Worse) 2013	2014	Better/(Worse) 2013	Full Year 2013
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$2,599	$44	$3,980	$(721)	$8,608
Special items	(481)	255	(603)	156	(1,568)
Pre-tax results (incl. special items)	2,118	299	3,377	(565)	7,040
(Provision for)/Benefit from income taxes	(803)	(218)	(1,073)	23	135
Net income	1,315	81	2,304	(542)	7,175
Less: Income/(Loss) attributable to noncontrolling interests	4	3	4	2	(7)
Net income attributable to Ford	$1,311	$78	$2,300	$(544)	$7,182

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

As detailed in Note 20 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector pre-tax special items in each category:

					Memo:
	Second Quarter		First Half		Full Year
	2014	2013	2014	2013	2013
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(152)	$(442)	$(274)	$(450)	$(856)
Other Items
Ford Sollers equity impairment	(329)	—	(329)	—	—
U.S. pension lump-sum program	—	(294)	—	(294)	(594)
FCTA -- subsidiary liquidation	—	—	—	—	(103)
Ford Romania consolidation loss	—	—	—	(15)	(15)
Total Other Items	(329)	(294)	(329)	(309)	(712)
Total Special Items	$(481)	$(736)	$(603)	$(759)	$(1,568)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

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
The chart below shows second quarter 2014 pre-tax results by sector:

2014 SECOND QUARTER PRE-TAX RESULTS BY SECTOR

Millions
$2,599
$2,170
Ford Credit $434
Other (5)
$429
Company
Automotive
Financial Services

Memo:

	Company	Automotive	Financial Services
B / (W) 2013 2Q	$ 44	$ 66	$(22)
B / (W) 2014 1Q	1,218	1,251	(33)

Both the Automotive and Financial Services sectors contributed to the Company’s second quarter 2014 pre-tax profit of $2.6 billion. The year-over-year improvement is more than explained by the Automotive sector; all regions improved except South America. Compared with first quarter 2014, Company pre-tax profit was $1.2 billion higher, more than explained by the Automotive sector, largely reflecting the non-recurrence of several significant adverse factors that we highlighted last quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The following charts detail second quarter key metrics and the change in the second quarter of 2014 pre-tax results compared with the second quarter of 2013 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
1,678
1,661
Revenue (Bils.)
$36.0
$35.3
Operating Margin (Pct.)
6.4%
6.6%
Pre-Tax Results (Mils.)
$2,104
$2,170
2013
2014
2013
2014
2013
2014
2013
2014

	Wholesales 2013	Wholesales 2014	Revenue 2013	Revenue 2014	Operating Margin 2013	Operating Margin 2014	Pre-Tax 2013	Pre-Tax 2014
Memo:								
First Half	3,175	3,250	$69.9	$69.2	5.8%	5.0%	$3,747	$3,089

Second Quarter	2013	2014
Global Industry SAAR (Mils.)*	84.4	87.3
Global Market Share*	7.7%	7.5%

As shown above, wholesale volume in the second quarter decreased by 1% compared with a year ago, and Automotive revenue decreased by 2%. The lower volume is more than explained by lower market share in all regions except Asia Pacific. Global industry seasonally-adjusted annual rate or SAAR is estimated at 87.3 million units, up 3% from a year ago. Our global market share is estimated at 7.5%, down two-tenths of a percentage point. Operating margin was 6.6%, up two-tenths of a percentage point, and Automotive pre-tax profit was $2.2 billion, up $66 million.

As shown in the memo below the chart, first half volume was up 2% from a year ago while Automotive revenue was down 1%. Operating margin, at 5%, was down eight-tenths of a percentage point. Total Automotive pre-tax profit, at $3.1 billion, was down $658 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$66
$2,104
$2,170
Market Factors
Total Cost
Industry $ 430
Share (571)
Stocks (281)
Mix / Other 195
Structural Costs $(188)
All Other 18
Pricing $ 910
Incentives / Other (613)
$297
$357
$(227)
Material Excl. Commod. $ 483
Commodities 37
Warranty / Freight (163)
$(170)
$(146)
$(45)
2013 2Q
2014 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Net Interest / Other

Memo:							
B / (W) Than 2014 1Q	$1,251	$962	$(6)	$288	$(333)	$365	$(25)

The $66 million improvement in Automotive pre-tax profit for the second quarter of 2014, compared with second quarter of 2013, is more than explained by lower costs and favorable market factors; adverse exchange, driven by South America, was a partial offset.

As shown in the memo, pre-tax profit was $1.3 billion higher than in the first quarter, more than explained by favorable volume and mix and the non-repeat of the significant adverse factors that we highlighted in the first quarter.

Total costs and expenses. In the second quarter of 2014 and 2013, total costs and expenses, including special items, for our Automotive sector were $33.8 billion and $35 billion, respectively, a difference of $1.2 billion; for first half 2014 and 2013 these were $67.3 billion and $67.5 billion, respectively, a difference of $200 million. An explanation of these changes is shown below (in billions):

	2014 Lower/(Higher) 2013
	Second Quarter	First Half
Explanation of change:
Volume and mix, exchange, and other	$0.5	$0.1
Contribution costs (a)
Commodity costs (incl. hedging)	—	—
Material costs excluding commodity costs	0.5	0.8
Warranty/Freight	(0.2)	(0.6)
Other costs (a)
Structural costs	(0.2)	(0.6)
Other	—	—
Special items	0.6	0.5
Total	$1.2	$0.2
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Automotive Segment. Details by segment of pre-tax results for the second quarter of 2014 are shown below.

AUTOMOTIVE SECTOR
2014 SECOND QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$2,170
$2,440
$(295)
$14
$23
$159
$(171)
Net Interest Expense $(166)
Fair Mkt. Value Adj. / Other (5)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

Memo:

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) 2013 2Q	$66	$119	$(446)	$320	$ 10	$ 29	$34
B / (W) 2014 1Q	1,251	940	215	208	(31)	(132)	51

North America and Asia Pacific were strongly profitable, with the former reporting a record quarterly profit and the latter a record second quarter profit. Middle East & Africa and Europe also were profitable, while South America reported a loss.

Other Automotive primarily reflected net interest expense. For the full year, we continue to expect net interest expense to be about $700 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The following charts detail second quarter key metrics and the change in the second quarter of 2014 pre-tax results compared with the second quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
802
760
Revenue (Bils.)
$21.8
$21.2
Operating Margin (Pct.)
10.6%
11.6%
Pre-Tax Results (Mils.)
$2,321
$2,440
2013
2014
2013
2014
2013
2014
2013
2014

	Wholesales (000) 2013	Wholesales (000) 2014	Revenue (Bils.) 2013	Revenue (Bils.) 2014	Operating Margin (Pct.) 2013	Operating Margin (Pct.) 2014	Pre-Tax Results (Mils.) 2013	Pre-Tax Results (Mils.) 2014
Memo:								
First Half	1,537	1,477	$43.3	$41.6	10.9%	9.5%	$4,713	$3,940

Second Quarter	2013	2014
N.A. Industry SAAR (Mils.)*	18.9	20.2
N.A. Market Share*	16.0%	14.8%
U.S. Industry SAAR (Mils.)*	15.7	16.9
U.S. Market Share*	16.5%	15.3%

North America’s second quarter pre-tax profit continued to be driven by robust industry sales, our strong product line-up, continued discipline in matching production to demand, and a lean cost structure—even as we continue to invest for future growth.

Wholesale volume and revenue declined 5% and 3%, respectively, from a year ago. The volume decrease is explained by lower market share and an unfavorable change in dealer stocks, offset partially by higher industry sales. The U.S. industry SAAR of 16.9 million units in the second quarter was 1.2 million units higher than a year ago. Our U.S. market share deteriorated 1.2 percentage points, to 15.3%, reflecting primarily a planned reduction in daily rental sales; lower F-Series share as we continue to balance share, transaction prices, and stocks as we prepare for the new F-150; and lower Edge and Focus share. Although not shown, U.S. retail market share of the retail industry was 12.9% in the second quarter, down eight-tenths of a percentage point from a year ago, explained primarily by lower F-Series, Edge, and Focus.

The decline in revenue is more than explained by the lower wholesale volume and a weaker Canadian dollar, offset partially by favorable mix. North America operating margin was 11.6%, up 1 percentage point from last year, and pre-tax profit was a record $2.4 billion, up $119 million.

As shown in the memo below the chart, all first half metrics declined from a year ago. The adverse first quarter impact of $500 million associated with changes in warranty reserves and weather-related premium costs explains the majority of the lower profit and operating margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$119
$2,321
$2,440
Industry $ 517
Share (597)
Stocks (300)
Mix / Other 272
Material Excl. Commod. $ 288
Commodities 32
Warranty / Freight (115)
Structural Costs $(153)
All Other 48
Parts & Accessories $62
Other 53
$(108)
$40
$205
$(105)
$(28)
$115
2013 2Q
2014 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo: B / (W) Than 2014 1Q						
$940	$815	$15	$267	$(271)	$(50)	$164

The second quarter 2014 improvement in pre-tax profit compared with the second quarter of 2013 is more than explained by lower costs and higher parts and accessories profit.

As shown in the memo, pre-tax profit was higher than first quarter, more than explained by favorable market factors and non-recurrence of the significant adverse factors experienced in the first quarter.

For the full year, we continue to expect North America’s pre-tax profit to be lower than 2013, and operating margin to range from 8% to 9%. Our guidance includes 13 weeks of production downtime this year for the launch of the new F-150, including the summer shutdown at our Dearborn and Kansas City plants. Three weeks of downtime occurred in the first quarter, and at the Dearborn plant, eight consecutive weeks of downtime are planned beginning in late August. The Kansas City summer shutdown in July and a few individual down days in the second half make up the remainder of the downtime.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The following charts detail second quarter key metrics and the change in the second quarter of 2014 pre-tax results compared with the second quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
147
114
Revenue (Bils.)
$3.0
$2.1
Operating Margin (Pct.)
5.0%
(14.0)%
Pre-Tax Results (Mils.)
$151
$(295)
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Half	260	218	$5.3	$4.0	(1.3)%	(20.1)%	$(67)	$(805)

Second Quarter		
S.A. Industry SAAR (Mils.)*	6.1	5.3
S.A. Market Share*	9.1%	8.8%
Brazil Industry SAAR (Mils.)*	3.9	3.6
Brazil Market Share*	9.2%	9.1%

In South America, we are continuing to execute our strategy of expanding our product lineup and progressively replacing legacy products with global One Ford offerings. We also are continuing to manage the effects of slowing GDP growth and lower industry volume in our larger markets, weaker currencies, high inflation, as well as policy uncertainty in some countries.

In the second quarter, wholesale volume and revenue decreased from a year ago by 22% and 30%, respectively.
The lower volume is primarily explained by an 800,000-unit decline from last year’s SAAR of 6.1 million units. This includes the impact of the weakening economy in Brazil, import restrictions in Argentina, and lower production in Venezuela resulting from limited availability of U.S. dollars. South America market share, at 8.8%, was down three-tenths of a percentage point, more than explained by the model changeover of Ka and the phase out of Fiesta Classic.

The revenue decline is explained primarily by lower volume and unfavorable exchange, offset partially by higher net pricing. Operating margin was negative 14%, down significantly from a year ago, and pre-tax loss was $295 million, a deterioration of $446 million.

As shown in the memo below the chart, all first half metrics deteriorated from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$151
$(295)
$(446)
$(321)
Industry $(215)
Share 3
Stocks (28)
Mix / Other (81)
$286
Pricing $369
Incentives / Other (83)
$(82)
$(102)
Structural Costs $(94)
All Other (8)
$(190)
$(37)
2013 2Q
2014 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:

	2014 2Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
B / (W) Than 2014 1Q	$215	$9	$30	$(67)	$(59)	$380	$(78)

South America’s second quarter pre-tax results declined from a year ago. All factors were unfavorable with the exception of pricing, which did not offset fully the adverse effects of weaker currencies and high local inflation.

As shown in the memo, pre-tax results improved compared with first quarter, more than explained by favorable exchange, mainly non-repeat of adverse balance sheet exchange effects in Venezuela and Argentina.

For the full year, we now expect South America to incur a larger loss than we previously guided. Although we continue to expect higher market share and positive net pricing in the second half as we launch the all-new Ka small car, we now expect the rest of the year to be about breakeven to a loss due to lower-than-expected industry volumes and weaker currencies. The volatility in the region, including the potential of currency devaluations, adds uncertainty to our short-term projections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The following charts detail second quarter key metrics and the change in the second quarter of 2014 pre-tax results compared with the second quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
377
376
Revenue (Bils.)
$7.3
$8.0
Operating Margin (Pct.)
(4.2)%
0.2%
Pre-Tax Results (Mils.)
$(306)
$14
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Half	707	743	$13.9	$15.8	(5.2)%	(1.1)%	$(731)	$(180)
Second Quarter								
Europe Industry SAAR (Mils.)**	18.0	18.2						
Europe Market Share**	7.5%	7.1%						
Europe 20 Industry SAAR (Mils.)**	13.7	14.4						
Europe 20 Market Share**	8.1%	7.9%						

* Includes Ford brand vehicles sold by our unconsolidated affiliates in Turkey (totaling about 14,000 and 11,000 units in Second Quarter 2013 and 2014, respectively) and in Russia (totaling about 34,000 and 9,000 units in Second Quarter 2013 and 2014, respectively); revenue does not include these sales

In Europe, we continue to implement our transformation plan focused on product, brand, and cost and remain on track to achieve profitability in 2015.

Europe’s wholesale volume was about unchanged from a year ago, while revenue improved 10%. Europe 20 industry SAAR was 14.4 million units, up 700,000 units from a year ago. This was offset partially by industry declines in Russia and Turkey. Europe 20 market share, at 7.9%, was down two-tenths of a percentage point from a year ago, reflecting primarily a reduction in rental and fleet share, as well as adverse industry segmentation in passenger car. Although not shown, our commercial vehicle share improved in the second quarter to 10.6%, up half a percentage point from a year ago to our highest second quarter share since 1997; this was driven by our refreshed and expanded range of Transit products. Also not shown, passenger car share of the retail segment of the five major European markets was 8.3% in the second quarter, down one-tenth of a percentage point from the same period last year, more than explained by adverse industry segmentation.

The increase in revenue mainly reflects higher volume in the Europe 20 markets and favorable exchange, offset partially by unfavorable mix. Europe’s operating margin was two-tenths of a percent, an improvement of 4.4 percentage points from a year ago, and pre-tax profit was $14 million, a $320 million improvement.

As shown in the memo below the chart, all first half metrics improved from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- EUROPE
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
Memo:
(Included in cost columns)
Material Excl. Commodities $194
Commodities 89
Warranty / Freight (18)
$265
Industry $ 77
Share (60)
Stocks 115
Mix / Other (131)
$320
$14
$1
$178
$100
$101
$(23)
Structural Costs $116
All Other (16)
$(124)
JV Profits / Royalties $(59)
Parts & Accessories (41)
Other (24)
$(306)
2013 2Q
2014 2Q
Volume / Mix
Net Pricing
Contrib. Cost
Other Cost
Exchange
Other
Restructuring Cost
Memo:
B / (W) Than 2014 1Q $208 $90 $(65) $178 $107 $31 $(133) $66

The improvement in second quarter pre-tax results is more than explained by lower costs and favorable exchange. Partial offsets include lower results and royalties from our joint ventures, primarily our Russia joint venture, along with lower parts and accessories profit. Restructuring costs were lower than a year ago, primarily due to a reserve release this quarter associated with our Cologne investment agreement and non-recurrence of a facility write-off in Genk last year.

As shown in the memo below the chart, pre-tax results improved compared with first quarter, more than explained by lower costs and favorable market factors.

We are very encouraged by Europe’s first quarterly profit since 2011. This supports our unchanged full year guidance for the region, which is for results to improve compared with 2013. Consistent with the normal seasonality of sales and production, we expect our second half loss to be higher than the first half loss of $180 million. Lower second half wholesale volumes of about 100,000 units include the effect of summer shutdowns in the third quarter and year-end shutdowns in the fourth quarter. In addition, we expect higher restructuring-related costs in the second half, including the non-repeat of a reserve release, and higher launch-related costs with start of production of the all-new Mondeo and the new Focus.

With regard to Russia, the current environment is difficult, but Russia remains a large and important market. We are working with our partner in Ford Sollers to develop actions to improve our business outlook.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Segment. The following chart details second quarter key metrics.

AUTOMOTIVE SECTOR -- MIDDLE EAST & AFRICA
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
52
49
Revenue (Bils.)
$1.2
$1.1
Operating Margin (Pct.)
1.1%
2.0%
Pre-Tax Results (Mils.)
$13
$23
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Half	106	100	$2.5	$2.3	2.4%	3.3%	$60	$77

Second Quarter	2013	2014
MEA Industry SAAR (Mils.)*	4.0	4.0
MEA Market Share*	4.9%	4.7%

Middle East & Africa, our newest business unit, was created to better serve customers and expand in this fast-growing region. We are intensifying our focus and targeting opportunities for growth in small, mid-size, and large vehicle segments.

In the second quarter, we wholesaled 49,000 vehicles in the region, 3,000 fewer units than a year ago. Revenue, at $1.1 billion, was $100 million lower. The lower volume primarily reflects lower market share, driven by increased competitive pressures on Expedition in the Middle East. The lower revenue is explained by the lower volume and unfavorable exchange. Operating margin was 2%, up nine-tenths of a percentage point from a year ago, and pre-tax profit was $23 million, up $10 million.

As shown in the memo below the chart, first half volume and revenue deteriorated from a year ago, but operating margin and pre-tax profit improved.

Our full year guidance for Middle East & Africa remains unchanged—we expect results to be about breakeven with quarterly variability driven by factors such as the timing of production, mix of vehicles, and long shipping times.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Segment. The following charts detail second quarter key metrics and the change in the second quarter of 2014 pre-tax results compared with the second quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 SECOND QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
300
362
Revenue (Bils.)
$2.7
$2.9
Operating Margin (Pct.)
4.9%
5.5%
Pre-Tax Results (Mils.)
$130
$159

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Half	565	712	$4.9	$5.5	2.1%	8.1%	$102	$450

Second Quarter		
AP Industry SAAR (Mils.)**	37.4	39.6
AP Market Share**	3.3%	3.7%
China Industry SAAR (Mils.)**	21.8	24.0
China Market Share**	4.3%	4.6%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced in China by unconsolidated affiliates (totaling about 213,000 and 269,000 units in Second Quarter 2013 and 2014, respectively); revenue does not include these sales

Our strategy in Asia Pacific continues to be to grow aggressively with an expanding portfolio of One Ford products with manufacturing hubs in China, India, and ASEAN.

Second quarter wholesale volume was up 21% compared with a year ago, and net revenue—which excludes our China joint ventures—grew 9%. Our China wholesale volume, not shown, was up 26% in the quarter. The higher volume in the region primarily reflects higher market share and industry volume. We estimate second quarter SAAR for the region at 39.6 million units, up 2.2 million units from a year ago, explained by China. Our second quarter market share was 3.7%, four-tenths of a percentage point higher than a year ago. This was driven by China where our market share improved three-tenths of a percentage point to a record 4.6%, reflecting continued strong sales of Mondeo, Fiesta, and Kuga.

Asia Pacific’s higher revenue is explained primarily by higher volume and favorable mix. Operating margin was 5.5%, up six-tenths of a percentage point from a year ago, and pre-tax profit was $159 million, up $29 million and a second quarter record.

As shown in the memo below the chart, all first half metrics improved substantially from a year earlier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$29
$130
$159
$197
Industry $ 35
Share 107
Stocks (69)
Mix / Other 124
$(28)
$(40)
$(60)
$21
$(61)
2013 2Q
2014 2Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other
Memo:
B / (W) Than 2014 1Q
$(132)
$56
$1
$(79)
$(74)
$(4)
$(32)

Second quarter 2014 pre-tax profits improved from a year ago, more than explained by favorable volume and mix.

As shown in the memo, Asia Pacific pre-tax results declined from first quarter, more than explained by higher costs. These cost increases include higher warranty costs and continued investment in growth, including costs associated with six plants—one that opened in China during the quarter and five plants still under construction in the region.

For the full year, we continue to expect Asia Pacific to earn a higher pre-tax profit than a year ago. We expect full year results will be strong for the region, with each of third and fourth quarter results down from second quarter. Volume improvements will be more than offset by higher costs as we continue to invest for future growth, including the five plants under construction in China and India and the launch of Lincoln in China this fall.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

•	Lease Residual:

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in second quarter of 2014 pre-tax results compared with second quarter of 2013 by causal factor.

FORD CREDIT
2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$454
$434
$98
$(20)
$(17)
$(7)
$(48)
$(46)
2013 2Q
2014 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2013 2Q	2014 2Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo: B / (W) 2014 1Q		$ (65)	$28	$1	$4	$(14)	$(84)

Receivables (Bils.)		
Net *	$93	$107
Managed **	96	111

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. The prior period was revised to conform to the presentation in our 2013 Form 10-K Report

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). Prior period was revised to conform to the presentation in our 2013 Form 10-K Report

Ford Credit is an integral part of our global growth and value creation strategy. Ford Credit provides world-class dealer and customer financial services, supported by a strong balance sheet, providing solid profits and distributions to Ford.

The lower pre-tax profit for the second quarter of 2014 compared to a year ago is more than explained by a higher level of insurance losses from storm damage to dealer inventory, included in other in the chart above. Volume was higher, reflecting increases in nearly all products: leasing in North America, and both consumer and non-consumer finance receivables in all geographic segments. The higher volume was offset largely by unfavorable lease residual performance related to expectations of lower auction values in the North America lease portfolio, and all of the other factors.

As shown in the memo, pre-tax profit was lower compared with the first quarter, more than explained by the insurance losses in the second quarter.

For the full year, we now expect Ford Credit’s pre-tax profit to be higher than 2013, improved from about equal to or higher than 2013. We also now expect year-end managed receivables of $112 billion to $115 billion, up from our prior guidance of about $110 billion. We continue to expect Ford Credit’s managed leverage to be in the range of 8:1 to 9:1, and distributions of about $250 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2014	December 31, 2013
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$41.7	$40.9
Non-Consumer
Dealer financing (a)	23.4	22.1
Other	1.0	1.0
Total finance receivables - North America (b)	66.1	64.0
Finance receivables - International
Consumer - Retail financing	11.8	10.8
Non-Consumer
Dealer financing (a)	10.4	8.3
Other	0.3	0.4
Total finance receivables - International (b)	22.5	19.5
Unearned interest supplements	(1.6)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	86.7	81.6
Net investment in operating leases (b)	19.9	18.3
Total net receivables	$106.6	$99.9

Managed Receivables
Total net receivables	$106.6	$99.9
Unearned interest supplements and residual support	3.5	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$110.6	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At June 30, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $26.7 billion and
$27.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.5 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. In addition, at June 30, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Managed receivables at June 30, 2014 increased from year-end 2013, primarily driven by increases in non-consumer and consumer finance receivables in all geographic segments and leasing in North America.

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

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$32
$47
$52
$52
$33
2Q
3Q
4Q
1Q
2Q
2013
2014

(ii) Loss-to-Receivables Ratio (LTR)

0.14%
0.19%
0.20%
0.20%
0.12%
2Q
3Q
4Q
1Q
2Q
2013
2014

Memo: Retail & Lease

$25	$45	$51	$55	$31

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.39%
0.37%
0.37%
0.34%
0.32%
Reserve
$376
$368
$380
$358
$353
2Q
3Q
4Q
1Q
2Q
2013
2014

Year-over-year charge-offs were largely unchanged. Quarter-over-quarter charge-offs were down $19 million, consistent with normal seasonality. The LTR ratio was two basis points lower than the same period a year ago, and eight basis points lower than the prior quarter. The LTR ratio of 12 basis points is well below the 10-year average of 54 basis points.

The credit loss reserve was $353 million, down $23 million from a year ago, reflecting the continuation of low losses.

In purchasing retail finance and operating lease contracts, Ford Credit uses a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to Ford Credit’s proprietary scoring system, it considers other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2014 and December 31, 2013, Ford Credit classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in its portfolio as high risk at contract inception. For additional information, see the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease. For additional information, see the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience. The following charts show return volumes and auction values at constant second quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of Ford Credit’s total net investment in operating leases at June 30, 2014.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
27
16
7
4
27
17
5
5
34
21
8
5
60
40
12
8
50
30
13
7
2Q
3Q
4Q
1Q
2Q
2013
2014

Auction Values (At 2Q 2014 Mix)

24-Month
$18,680
$19,145
$18,025
$18,650
$18,800
$17,020
$17,410
$16,785
$17,865
$17,970
36-Month
2Q
3Q
4Q
1Q
2Q
2013
2014

Memo: U.S. Return Rates

68%	69%	77%	82%	75%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$16.2 (a)	$17.3 (a)	$18.3	$18.8	$19.9

(a) During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. These periods were revised to conform to the presentation in our 2013 Form 10-K Report.

Lease return volumes in the second quarter of 2014 were 23,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The second quarter lease return rate was 75%, up seven percentage points compared with the same period last year, primarily reflecting a higher percent of vehicles with a lease-end purchase price above market value.

In the second quarter of 2014, Ford Credit’s auction values for 24-month contracts increased by about $100 while 36-month average auction values increased by about $1,000 compared to the same period last year, consistent with industry trends. The differences in Ford Credit’s 24-month and 36-month auction value increases primarily reflect differences in vehicle content. Both Ford Credit’s 24-month and 36-month auction values increased from the first quarter of 2014, consistent with industry trends.

Ford Credit’s worldwide net investment in operating leases was $19.9 billion at the end of the second quarter of 2014, up about $1.6 billion from year-end 2013, and up $3.7 billion from a year ago.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors” in our 2013 Form 10-K Report, as well as Note 20 of the Notes to the Financial Statements regarding commitments and contingencies that could impact our liquidity.

Automotive Gross Cash. Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents	$4.7	$4.5	$5.0	$5.5
Marketable securities	21.1	20.7	20.1	20.2
Total cash and marketable securities	25.8	25.2	25.1	25.7
Securities-in-transit (a)	—	—	(0.3)	—
Automotive gross cash	$25.8	$25.2	$24.8	$25.7
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at June 30, 2014, 86% was held by consolidated entities domiciled in the United States.

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

	June 30, 2014	December 31, 2013	June 30, 2013
Automotive gross cash	$25.8	$24.8	$25.7
Available credit lines
Revolving credit facility, unutilized portion	10.1	10.7	10.7
Local lines available to foreign affiliates, unutilized portion	0.8	0.7	0.7
Automotive liquidity	$36.7	$36.2	$37.1

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

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2014	2013	2014	2013
Automotive gross cash at end of period	$25.8	$25.7	$25.8	$25.7
Automotive gross cash at beginning of period	25.2	24.2	24.8	24.3
Change in Automotive gross cash	$0.6	$1.5	$1.0	$1.4

Automotive income before income taxes (excluding special items)	$2.2	$2.1	$3.1	$3.7
Capital spending	(1.9)	(1.6)	(3.4)	(3.1)
Depreciation and tooling amortization	1.0	1.1	2.0	2.1
Changes in working capital (a)	(0.7)	0.5	1.0	0.9
Other/Timing differences (b)	2.0	1.2	1.1	0.4
Automotive operating-related cash flows	2.6	3.3	3.8	4.0

Separation payments	(0.1)	—	(0.1)	(0.1)
Net receipts from Financial Services sector (c)	—	—	0.2	0.3
Other	0.1	(0.2)	0.1	—
Cash flow before other actions	2.6	3.1	4.0	4.2

Changes in debt	(0.4)	(0.1)	(0.4)	0.9
Funded pension contributions	(0.3)	(1.0)	(0.8)	(2.8)
Dividends/Other items (d)	(1.3)	(0.5)	(1.8)	(0.9)
Change in Automotive gross cash	$0.6	$1.5	$1.0	$1.4
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

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

(d)
In the second quarter of 2014, we used about $850 million in cash to settle repurchases of 52.2 million shares of Ford common stock; an additional 5.4 million shares were repurchased on or prior to June 30, 2014, but were settled after that date for about $90 million in cash.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

					Memo:
	Second Quarter		First Half		Full Year
	2014	2013	2014	2013	2013
Net cash provided by/(used in) operating activities	$4.1	$3.7	$6.1	$4.4	$7.7
Items included in operating-related cash flows
Capital spending	(1.9)	(1.6)	(3.4)	(3.1)	(6.6)
Proceeds from the exercise of stock options	—	0.2	0.1	0.2	0.3
Net cash flows from non-designated derivatives	0.1	—	0.1	(0.2)	(0.3)
Items not included in operating-related cash flows
Separation payments	0.1	—	0.1	0.1	0.3
Funded pension contributions	0.3	1.0	0.8	2.8	5.0
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.2)	(0.3)	(0.3)
Other	(0.1)	—	0.2	0.1	—
Operating-related cash flows	$2.6	$3.3	$3.8	$4.0	$6.1

Credit Agreement. Lenders under our Second Amended and Restated Credit Agreement dated as of April 30, 2014 (the “revolving credit facility”) have commitments to us totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. We have allocated $2 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

The revolving credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Company” below), the guarantees of certain subsidiaries will be required.

At June 30, 2014, the utilized portion of the revolving credit facility was $59 million, representing amounts utilized as letters of credit.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At June 30, 2014, an aggregate of $4.7 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

European Investment Bank (“EIB”) Loans.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $546 million at June 30, 2014) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $767 million at June 30, 2014) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at June 30, 2014.  Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively, and mature on March 31, 2015 and September 11, 2015, respectively.  Proceeds of loans drawn under the EIB Romania Facility have been used to fund upgrades to a vehicle plant in Romania, and proceeds of loans drawn under the EIB United Kingdom Facility have been used to fund costs for the research and development of fuel-efficient engines and commercial vehicles with lower emissions, and upgrades to an engine manufacturing plant in the United Kingdom.  The loans under each facility are non-amortizing loans secured by respective guarantees from the governments of Romania and the United Kingdom for approximately 80% and from us for approximately 20% of the outstanding principal amounts.  Ford Romania and Ford of Britain have each pledged fixed assets, receivables and/or inventory to the governments of Romania and the United Kingdom as collateral, and we have pledged 50% of the shares of Ford Romania to the government of Romania and guaranteed Ford of Britain’s obligations to the government of the United Kingdom.

Export-Import Bank of the United States (“Ex-Im”) and Private Export Funding Corporation (“PEFCO”) Secured Revolving Loan. On June 16, 2014, we fully repaid this $300 million working capital facility, which supported vehicle exports from the United States.

Other Automotive Credit Facilities. At June 30, 2014, we had $862 million of local credit facilities available to non-U.S. Automotive affiliates, of which $103 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	June 30, 2014	December 31, 2013
Automotive gross cash	$25.8	$24.8
Less:
Long-term debt	13.2	14.4
Debt payable within one year	2.2	1.3
Total debt	15.4	15.7
Net cash	$10.4	$9.1

Total debt at June 30, 2014 was $300 million lower than December 31, 2013, primarily reflecting two quarterly installment payments on the ATVM loan which totaled about $300 million and the repayment of the $300 million Ex-Im facility, partially offset by a $300 million increase in affiliate debt. We continue to expect to reduce Automotive debt levels to about $10 billion by mid-decade. We plan to achieve this reduction by using cash from operations to make quarterly installment payments on the ATVM loan, repay the EIB loan at maturity, and take other debt reduction actions, such as causing conversions of and redeeming our outstanding convertible debt, and repurchasing other outstanding debt securities.

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

Based on improved near-term cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be at least $7.5 billion annually. Our capital spending was $6.6 billion in 2013.

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

The following chart shows the trends in the funding of Ford Credit’s managed receivables:

FORD CREDIT
FUNDING STRUCTURE

Billions
Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
$111
$2
$5
$45
$51
$6
$11
$9
$112-115
~$3
~$6
$43-44
$53-55
$5-6
$11-12
$9-11
Year-End 2012
Year-End 2013
2Q 2014
Year-End 2014 Fcst.

Securitized Funding as Percentage of Managed Receivables	Year-End 2012	Year-End 2013	2Q 2014	Year-End 2014 Fcst.
	47%	44%	40%	36-40%

(a) The Ford Interest Advantage program consists of floating rate demand notes.
(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c) Excludes marketable securities related to insurance activities.

At the end of the second quarter of 2014, managed receivables were $111 billion, and Ford Credit ended the quarter with about $9 billion in cash. Securitized funding was 40% of managed receivables.

Ford Credit is projecting 2014 year-end managed receivables of $112 billion to $115 billion and securitized funding as a percentage of managed receivables in the range of 36% to 40%. This percentage will continue to decline going forward.

Public Term Funding Plan. The following table illustrates Ford Credit’s planned issuances for full-year 2014, its public term funding issuances through July 30, 2014, and its funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast	Through July 30	Full-Year 2013	Full-Year 2012
Unsecured	$ 10-13	$8	$11	$9
Securitizations (a)	14-16	10	14	14
Total	$ 24-29	$18	$25	$23
__________

(a)	Includes Rule 144A offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Through July 30, 2014, Ford Credit completed $18 billion of public term funding in the United States, Canada, Europe, and China, including about $8 billion of unsecured debt and $10 billion of securitizations. In the United States, Ford Credit completed its inaugural revolving securitization under the Ford Credit Revolving Extended Variable-utilization program (FordREV), a $1 billion transaction with a 5-year maturity.  Under this program, the asset-backed security may be supported by a combination of a revolving portfolio of retail receivables and cash collateral.  Any accumulated cash collateral in the program is available through future sales of receivables, subject to certain eligibility and asset performance criteria.

For 2014, Ford Credit projects full-year public term funding in the range of $24 billion to $29 billion, consisting of $10 billion to $13 billion of unsecured debt and $14 billion to $16 billion of public securitizations.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	June 30, 2014	December 31, 2013
Liquidity Sources
Cash (a)	$9.3	$10.8
Committed ABS lines (b)	33.5	29.4
FCAR bank lines	—	3.5
FCE/Other unsecured credit facilities	1.7	1.6
Ford revolving credit facility allocation	2.0	—
Total liquidity sources	$46.5	$45.3

Utilization of Liquidity
Securitization cash (c)	$(2.5)	$(4.4)
Committed ABS lines	(16.1)	(14.7)
FCAR bank lines	—	(3.3)
FCE/Other unsecured credit facilities	(0.1)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(18.7)	(22.8)
Gross liquidity	27.8	22.5
Adjustments (d)	(0.9)	(1.1)
Net liquidity available for use	$26.9	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At June 30, 2014, Ford Credit had $46.5 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $18.7 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $4.1 billion reflects lower securitization cash and the termination of the FCAR program.

Ford Credit ended the quarter with gross liquidity of $27.8 billion. Adjustments of $0.9 billion included other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables. Total liquidity available for use continues to remain strong at $26.9 billion at quarter end, $5.5 billion higher than year-end 2013. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2014, Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $9.3 billion, compared with $10.8 billion at year-end 2013.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit’s cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.  The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s securitization transactions of $2.5 billion and $4.4 billion at June 30, 2014 and December 31, 2013, respectively.

Ford Credit’s substantial liquidity and cash balance have provided it the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the second quarter and first half of 2014, Ford Credit called an aggregate principal amount of $21 million and $216 million, respectively, (of which none were maturing in 2014) of its unsecured debt.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE Bank plc (“FCE”), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33.5 billion ($21.8 billion of retail financing, $7.2 billion of wholesale financing, and $4.5 billion of operating lease assets) at June 30, 2014, of which $5.8 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.9 billion (of which $5.2 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities in 2015 and 2016. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit’s capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At June 30, 2014, $16.1 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit’s experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At June 30, 2014, Ford Credit and its majority-owned subsidiaries had $3.7 billion of contractually committed unsecured credit facilities with financial institutions, including the Amended FCE Credit Agreement (as defined below) and the allocation under our revolving credit facility. At June 30, 2014, $3.6 billion was available for use.

Effective June 27, 2014, FCE and the lenders under its syndicated credit facility amended the facility (the “Amended FCE Credit Agreement”), pursuant to which maturity was extended to October 25, 2017 and total commitments were increased to £760 million (equivalent to $1.3 billion at June 30, 2014). The Amended FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the Amended FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

As described above under “Liquidity and Capital Resources - Automotive Sector,” we have allocated $2 billion of commitments under the revolving credit facility to Ford Credit to grow its overall liquidity, supporting growth and expanded funding programs.

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
The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	June 30, 2014	December 31, 2013
Total debt (a)	$103.0	$98.7
Equity	11.2	10.6
Financial statement leverage (to 1)	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	June 30, 2014	December 31, 2013
Total debt (a)	$103.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(9.3)	(10.8)
Adjustments for derivative accounting (c)	(0.3)	(0.2)
Total adjusted debt	$93.4	$87.7

Equity	$11.2	$10.6
Adjustments for derivative accounting (c)	(0.4)	(0.3)
Total adjusted equity	$10.8	$10.3
Managed leverage (to 1) (d)	8.6	8.5
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2014, Ford Credit’s managed leverage was 8.6:1, compared with 8.5:1 at December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company

Equity. At June 30, 2014, Total equity attributable to Ford Motor Company was $26.8 billion, an increase of about $700 million compared with December 31, 2013. The increase primarily reflects favorable changes in Retained earnings, related to first half 2014 Net income attributable to Ford Motor Company of $2.3 billion, offset partially by cash dividends declared of $1 billion; favorable changes in Capital in excess of par value of stock, related to compensation-related equity issuances of $200 million; favorable changes in Accumulated other comprehensive income/(loss) of $100 million; and an increase in Treasury stock related to stock re-purchases of $1 billion.

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

The following ratings actions have been taken on us by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014:

•	On May 22, 2014, S&P raised the outlook on FCE from negative to stable, reflecting its view that U.K. banking industry risk has stabilized.

•	On June 27, 2014, S&P assigned its A-3 short-term issuer credit rating to Ford and Ford Credit.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES (a)

Our second quarter 2014 production volumes and third quarter 2014 projected production volumes are as follows (in thousands):

	2014
	Second Quarter Actual		Third Quarter Forecast
	Units	O/(U) 2013	Units	O/(U) 2013
North America	802	(18)	720	(31)
South America	103	(31)	115	(10)
Europe	402	1	330	7
Middle East & Africa	20	3	20	7
Asia Pacific	365	69	350	15
Total	1,692	24	1,535	(12)
__________
(a) Includes production of Ford and JMC brand vehicles produced by our unconsolidated affiliates.

In the second quarter, total company production was about 1.7 million units, 24,000 units higher than a year ago. This is 8,000 units lower than our most recent guidance.

We expect third quarter production to be about 1.5 million units, down 12,000 units from a year ago. Compared with the second quarter, our third quarter production is forecasted to be down 157,000 units, which includes the impact of planned shutdowns and the changeover for the new F-150.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We project global economic growth to be in the 2.5% to 3% range, and global industry sales to be about 85 million to 90 million units. U.S. economic growth is now projected to be in the 2% range as a result of downward revisions to first quarter growth. We continue to expect improving conditions through the balance of this year and have seen economic indicators and industry sales recovering in the second quarter. In South America, Brazil continues to face inflationary pressures despite higher interest rates and weakening economic growth. The situation remains uncertain in Argentina and Venezuela. In Europe, an economic recovery is underway, with expected 2014 GDP growth of about 1% in the Euro Area and 2.5% to 3% in the United Kingdom. The outlook for Russia is challenging and fluid, with weak GDP growth, inflationary pressures, and a weaker currency. And in Asia Pacific, China’s economic growth is projected to be in the 7.5% range. Recent incoming data suggest that the economy is stabilizing. Growth in India is expected to improve modestly at about 5% from last year as high inflation and high interest rates remain impediments to stronger growth. The recent general elections in India have generated positive sentiment and opportunities for better growth in the near term. Overall, despite challenges in emerging markets, we expect global economic growth to continue in 2014 and to be supportive of our projection for higher global automotive industry volume this year.

2014 Key Metrics — Business Units

Our profit outlook for our business units, along with our outlook for net interest expense, is as follows:

				Memo:
	2013	2014 Full Year		2014
	Full Year	Compared with 2013		First Half
	Results	Plan	Outlook	Results
	(Mils.)			(Mils.)
Automotive (a)
North America	$8,809	Lower	On Track	$3,940
- Operating Margin	10.2%	8 - 9%	On Track	9.5%
South America	$(33)	About Equal	Larger Loss	$(805)
Europe	(1,442)	Better	On Track	(180)
Middle East & Africa	(69)	About Breakeven	On Track	77
Asia Pacific	327	About Equal	Higher	450
Net Interest Expense	(801)	About Equal	About $(700) million	(329)
Ford Credit	$1,756	About Equal	Higher	$933
__________
(a) Excludes special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2014 include the following:

				Memo:
	2013	2014		2014
	Full Year	Full Year		First Half
	Results	Plan	Outlook	Results
Planning Assumptions (Mils.)
Industry Volume (a) -- U.S.	15.9	16.0 - 17.0	16.3 - 16.8	16.5
-- Europe 20	13.8	13.5 - 14.5	14.3 - 14.8	14.4
-- China	22.2	22.5 - 24.5	23.3 - 24.3	23.5

Key Metrics
Automotive (Compared with 2013):
- Revenue (Bils.)	$139.4	About Equal	On Track	$69.2

- Operating Margin (b)	5.4%	Lower	On Track	5.0%

- Operating-Related Cash Flow (Bils.) (c)	$6.1	Substantially Lower	Lower	$3.8

Ford Credit (Compared with 2013):
- Pre-Tax Profit (Bils.)	$1.8	About Equal	Higher	$0.9

Company:
- Pre-Tax Profit (Bils.) (c)	$8.6	$7 - $8	On Track	$4.0
__________

(a)	Based, in part, on estimated vehicle registrations; includes medium and heavy trucks

(b)	Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue

(c)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

For 2014, we now expect industry volume to range from 16.3 million to 16.8 million units in the United States, to range from 14.3 million to 14.8 million units in our Europe 20 markets, and to range from 23.3 million to 24.3 million units in China.

In terms of our financial performance, we continue to expect Automotive revenue to be about equal to 2013, and Automotive operating margin to be lower than 2013. We now expect Automotive operating-related cash flow to be lower than 2013, improved from substantially lower. This includes capital spending of about $7.5 billion to support new or significantly refreshed products and capacity actions.

We also now expect Ford Credit pre-tax profit to be higher than 2013, improved from about equal to or higher than 2013.

We continue to expect our total pre-tax profit, excluding special items, to be in the $7 billion to $8 billion range in a period with an unprecedented number of global launches. We also continue to expect our full-year operating effective tax rate to be about 35%, assuming retroactive extension of U.S. research credit legislation in the fourth quarter.

Overall, 2014 will be a solid year for Ford Motor Company and a critical next step forward in implementing our One Ford plan to continue delivering profitable growth for all. The payoff from the 2014 launches and investments will be a strong product lineup with higher volumes, revenue, and margins in 2015 and beyond.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2013 Form 10-K report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2014 and 2013 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of June 30, 2014, was a liability of $211 million compared with an asset of $158 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $2 billion at June 30, 2014, unchanged from December 31, 2013.

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of June 30, 2014 was an asset of $62 million, compared with an asset of $4 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $79 million at June 30, 2014, compared with $70 million at December 31, 2013.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2014, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $16 million over the next 12 months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. Alan Mulally, President and Chief Executive Officer, retired effective July 1, 2014. He was succeeded by Mark Fields, formerly our Chief Operating Officer.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Brazilian Tax Matters (as previously reported on page 28 of our 2013 Form 10-K Report).  As previously reported, three Brazilian states and the Brazilian federal tax authority have levied substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  For each assessment, if we do not prevail at the administrative level, we plan to appeal to the relevant state or federal judicial court, which could require us to post significant collateral in order to proceed. Our appeals with two states and the federal tax authority remain at the administrative level. In the third state, where two cases are pending, we have appealed to the judicial court and to date we have not been required to post collateral.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2014, we announced a share repurchase program for up to approximately 116 million shares of our Common Stock. Up to 103 million shares will be repurchased to offset the dilutive effect of potential conversions of our 4.25% Senior Convertible Notes due Nov. 15, 2016, and up to 12.6 million shares will be repurchased to offset the dilutive effect of share-based employee incentive compensation granted in 2014. During the second quarter of 2014, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	—	—
May 1, 2014 through May 31, 2014	19,800,000	16.04	19,800,000	95.8 million shares
June 1, 2014 through June 30, 2014	37,800,000	16.86	37,800,000	58.0 million shares
Total/Average	57,600,000	$16.58	57,600,000

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	July 31, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 31, 2014, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.