Form 10-Q
period 2014-09-30
FORD MOTOR CO
filed 2014-10-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, Ford had outstanding 3,777,835,341 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

75

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2014	2013	2014	2013
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$32,779	$33,857	$102,020	$103,794
Financial Services	2,141	1,918	6,187	5,553
Total revenues	34,920	35,775	108,207	109,347

Costs and expenses
Automotive cost of sales	30,197	30,030	92,465	92,559
Selling, administrative, and other expenses	3,484	3,235	10,332	9,562
Financial Services interest expense	673	762	2,034	2,173
Financial Services provision for credit and insurance losses	74	46	217	139
Total costs and expenses	34,428	34,073	105,048	104,433

Automotive interest expense	204	204	619	617

Automotive interest income and other income/(loss), net (Note 14)	255	200	739	686
Financial Services other income/(loss), net (Note 14)	90	100	245	270
Equity in net income of affiliated companies	388	293	874	780
Income before income taxes	1,021	2,091	4,398	6,033
Provision for/(Benefit from) income taxes (Note 16)	188	818	1,261	1,914
Net income	833	1,273	3,137	4,119
Less: Income/(Loss) attributable to noncontrolling interests	(2)	1	2	3
Net income attributable to Ford Motor Company	$835	$1,272	$3,135	$4,116

AMOUNTS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income	$0.22	$0.32	$0.80	$1.05
Diluted income	0.21	0.31	0.78	1.02

Cash dividends declared	0.125	0.10	0.375	0.30

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2014	2013	2014	2013
	Third Quarter		First Nine Months
	(unaudited)
Net income	$833	$1,273	$3,137	$4,119
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	(550)	313	(468)	(483)
Derivative instruments	(48)	(95)	(243)	191
Pension and other postretirement benefits	540	109	776	1,640
Total other comprehensive income/(loss), net of tax	(58)	327	65	1,348
Comprehensive income	775	1,600	3,202	5,467
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	1	2	3
Comprehensive income attributable to Ford Motor Company	$777	$1,599	$3,200	$5,464

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2014	2013	2014	2013
	Third Quarter		First Nine Months
	(unaudited)
AUTOMOTIVE
Revenues	$32,779	$33,857	$102,020	$103,794
Costs and expenses
Cost of sales	30,197	30,030	92,465	92,559
Selling, administrative, and other expenses	2,489	2,382	7,516	7,351
Total costs and expenses	32,686	32,412	99,981	99,910

Interest expense	204	204	619	617

Interest income and other income/(loss), net (Note 14)	255	200	739	686
Equity in net income of affiliated companies	382	287	853	763
Income before income taxes — Automotive	526	1,728	3,012	4,716

FINANCIAL SERVICES
Revenues	2,141	1,918	6,187	5,553
Costs and expenses
Interest expense	673	762	2,034	2,173
Depreciation on vehicles subject to operating leases	808	632	2,256	1,673
Operating and other expenses	187	221	560	538
Provision for credit and insurance losses	74	46	217	139
Total costs and expenses	1,742	1,661	5,067	4,523

Other income/(loss), net (Note 14)	90	100	245	270
Equity in net income of affiliated companies	6	6	21	17
Income before income taxes — Financial Services	495	363	1,386	1,317

COMPANY
Income before income taxes	1,021	2,091	4,398	6,033
Provision for/(Benefit from) income taxes (Note 16)	188	818	1,261	1,914
Net income	833	1,273	3,137	4,119
Less: Income/(Loss) attributable to noncontrolling interests	(2)	1	2	3
Net income attributable to Ford Motor Company	$835	$1,272	$3,135	$4,116

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$13,320	$14,468
Marketable securities	20,643	22,100
Finance receivables, net (Note 4)	79,882	77,481
Other receivables, net	11,143	9,828
Net investment in operating leases	23,010	19,984
Inventories (Note 6)	9,296	7,708
Equity in net assets of affiliated companies	3,103	3,679
Net property	30,048	27,616
Deferred income taxes	12,312	13,468
Other assets	6,078	5,847
Total assets	$208,835	$202,179

LIABILITIES
Payables	$21,155	$19,531
Other liabilities and deferred revenue (Note 8)	41,407	40,886
Debt (Note 10)	119,193	114,688
Deferred income taxes	576	598
Total liabilities	182,331	175,703

Redeemable noncontrolling interest (Note 12)	339	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,934 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,680	21,422
Retained earnings	25,051	23,386
Accumulated other comprehensive income/(loss) (Note 13)	(18,165)	(18,230)
Treasury stock (Note 18)	(2,470)	(506)
Total equity attributable to Ford Motor Company	26,136	26,112
Equity attributable to noncontrolling interests	29	33
Total equity	26,165	26,145
Total liabilities and equity	$208,835	$202,179

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 7 for additional information on our VIEs.

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$2,022	$4,198
Finance receivables, net	37,590	45,796
Net investment in operating leases	9,927	8,116
Other assets	13	5
LIABILITIES
Other liabilities and deferred revenue	$18	$88
Debt	35,869	40,728

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$5,980	$4,959
Marketable securities	16,876	20,157
Total cash and marketable securities	22,856	25,116
Receivables, less allowances of $119 and $132	5,697	5,641
Inventories (Note 6)	9,296	7,708
Deferred income taxes	1,590	1,574
Net investment in operating leases	1,935	1,384
Other current assets	1,305	1,034
Total current assets	42,679	42,457
Equity in net assets of affiliated companies	2,964	3,546
Net property	29,739	27,492
Deferred income taxes	12,307	13,436
Other assets	2,890	2,824
Non-current receivable from Financial Services	694	724
Total Automotive assets	91,273	90,479
Financial Services
Cash and cash equivalents	7,340	9,509
Marketable securities	3,767	1,943
Finance receivables, net (Note 4)	84,537	80,816
Net investment in operating leases	21,075	18,600
Equity in net assets of affiliated companies	139	133
Other assets	3,161	3,149
Receivable from Automotive	453	907
Total Financial Services assets	120,472	115,057
Intersector elimination	(1,147)	(1,631)
Total assets	$210,598	$203,905
LIABILITIES
Automotive
Payables	$19,892	$18,035
Other liabilities and deferred revenue (Note 8)	18,254	16,537
Deferred income taxes	313	267
Debt payable within one year (Note 10)	2,727	1,257
Current payable to Financial Services	453	907
Total current liabilities	41,639	37,003
Long-term debt (Note 10)	12,216	14,426
Other liabilities and deferred revenue (Note 8)	21,190	22,089
Deferred income taxes	408	430
Total Automotive liabilities	75,453	73,948
Financial Services
Payables	1,263	1,496
Debt (Note 10)	104,250	99,005
Deferred income taxes	1,618	1,627
Other liabilities and deferred income (Note 8)	1,963	2,260
Payable to Automotive	694	724
Total Financial Services liabilities	109,788	105,112
Intersector elimination	(1,147)	(1,631)
Total liabilities	184,094	177,429

Redeemable noncontrolling interest (Note 12)	339	331

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,934 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,680	21,422
Retained earnings	25,051	23,386
Accumulated other comprehensive income/(loss) (Note 13)	(18,165)	(18,230)
Treasury stock (Note 18)	(2,470)	(506)
Total equity attributable to Ford Motor Company	26,136	26,112
Equity attributable to noncontrolling interests	29	33
Total equity	26,165	26,145
Total liabilities and equity	$210,598	$203,905
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2014	2013
	First Nine Months
	(unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$12,339	$10,129

Cash flows from investing activities of continuing operations
Capital spending	(5,309)	(4,659)
Acquisitions of finance receivables and operating leases	(39,368)	(33,636)
Collections of finance receivables and operating leases	27,607	25,141
Purchases of securities	(37,788)	(96,614)
Sales and maturities of securities	39,153	94,064
Settlements of derivatives	(46)	(247)
Proceeds from sales of retail finance receivables (Note 17)	—	410
Other	157	221
Net cash provided by/(used in) investing activities	(15,594)	(15,320)

Cash flows from financing activities of continuing operations
Cash dividends	(1,470)	(1,179)
Purchases of Common Stock	(1,964)	(164)
Changes in short-term debt	(2,792)	(3,227)
Proceeds from issuance of other debt	31,107	28,946
Principal payments on other debt	(22,504)	(20,288)
Other	36	254
Net cash provided by/(used in) financing activities	2,413	4,342

Effect of exchange rate changes on cash and cash equivalents	(306)	(58)

Net increase/(decrease) in cash and cash equivalents	$(1,148)	$(907)

Cash and cash equivalents at January 1	$14,468	$15,659
Net increase/(decrease) in cash and cash equivalents	(1,148)	(907)
Cash and cash equivalents at September 30	$13,320	$14,752

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2014		2013
	First Nine Months
	Automotive	Financial Services	Automotive	Financial Services
	(Unaudited)
Cash flows from operating activities of continuing operations
Net cash provided by/(used in) operating activities	$6,733	$3,878	$6,378	$3,172

Cash flows from investing activities of continuing operations
Capital spending	(5,236)	(73)	(4,635)	(24)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(36,911)	—	(31,880)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	27,607	—	25,141
Net change in wholesale and other receivables	—	(729)	—	(1,177)
Purchases of securities	(26,836)	(10,952)	(71,471)	(25,143)
Sales and maturities of securities	30,061	9,092	69,246	24,818
Settlements of derivatives	115	(161)	(274)	27
Proceeds from sales of retail finance receivables (Note 17)	—	—	—	410
Investing activity (to)/from Financial Services	178	—	298	—
Other	55	102	203	18
Net cash provided by/(used in) investing activities	(1,663)	(12,025)	(6,633)	(7,810)

Cash flows from financing activities of continuing operations
Cash dividends	(1,470)	—	(1,179)	—
Purchases of Common Stock	(1,964)	—	(164)	—
Changes in short-term debt	22	(2,814)	(120)	(3,107)
Proceeds from issuance of other debt	156	30,951	2,175	26,771
Principal payments on other debt	(829)	(21,675)	(1,230)	(19,058)
Financing activity to/(from) Automotive	—	(178)	—	(298)
Other	122	(86)	264	(10)
Net cash provided by/(used in) financing activities	(3,963)	6,198	(254)	4,298

Effect of exchange rate changes on cash and cash equivalents	(86)	(220)	(78)	20

Net increase/(decrease) in cash and cash equivalents	$1,021	$(2,169)	$(587)	$(320)

Cash and cash equivalents at January 1	$4,959	$9,509	$6,247	$9,412
Net increase/(decrease) in cash and cash equivalents	1,021	(2,169)	(587)	(320)
Cash and cash equivalents at September 30	$5,980	$7,340	$5,660	$9,092

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Treasury Stock (Note 18)	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	3,135	—	—	3,135	2	3,137
Other comprehensive income/(loss), net of tax	—	—	—	65	—	65	—	65
Common stock issued (including share-based compensation impacts)	—	258	—	—	—	258	—	258
Treasury stock/other	—	—	—	—	(1,964)	(1,964)	(4)	(1,968)
Cash dividends declared	—	—	(1,470)	—	—	(1,470)	(2)	(1,472)
Balance at September 30, 2014	$40	$21,680	$25,051	$(18,165)	$(2,470)	$26,136	$29	$26,165

Balance at December 31, 2012	$40	$20,976	$17,778	$(22,858)	$(292)	$15,644	$42	$15,686
Net income	—	—	4,116	—	—	4,116	3	4,119
Other comprehensive income/(loss), net of tax	—	—	—	1,348	—	1,348	—	1,348
Common stock issued (including share-based compensation impacts)	—	402	—	—	—	402	—	402
Treasury stock/other	—	—	—	—	(164)	(164)	(2)	(166)
Cash dividends declared	—	—	(1,179)	—	—	(1,179)	—	(1,179)
Balance at September 30, 2013	$40	$21,378	$20,715	$(21,510)	$(456)	$20,167	$43	$20,210

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
We have retroactively applied this change in accounting method to all prior period amounts. As of
December 31, 2012, the cumulative effect of the change decreased Total equity by $303 million and increased Other liabilities and deferred revenue by $468 million, as well as increased Deferred income taxes by $165 million. As of December 31, 2013, the cumulative effect of the change decreased Total equity by $271 million and increased Other liabilities and deferred revenue by $424 million, as well as increased Deferred income taxes by $153 million. The effect of this change was immaterial on income statement and statement of cash flow amounts for the interim periods ended September 30, 2014, and had no impact for the interim periods ended September 30, 2013.

Adoption of New Accounting Standards

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when a net operating loss, a similar tax loss, or a tax credit carryforward exists, and certain criteria are met. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our consolidated financial statements.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	September 30, 2014	December 31, 2013
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$1,590	$1,574
Automotive sector non-current deferred income tax assets	12,307	13,436
Financial Services sector deferred income tax assets (a)	178	184
Total	14,075	15,194
Reclassification for netting of deferred income taxes	(1,763)	(1,726)
Consolidated balance sheet presentation of deferred income tax assets	$12,312	$13,468

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$313	$267
Automotive sector non-current deferred income tax liabilities	408	430
Financial Services sector deferred income tax liabilities	1,618	1,627
Total	2,339	2,324
Reclassification for netting of deferred income taxes	(1,763)	(1,726)
Consolidated balance sheet presentation of deferred income tax liabilities	$576	$598
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Sector to Consolidated Cash Flow. We present certain cash flows from wholesale and other receivables and interest supplements and residual support differently on our sector and consolidated statements of cash flows. The reconciliation between totals for the sector and consolidated cash flows for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2014	2013
Automotive net cash provided by/(used in) operating activities	$6,733	$6,378
Financial Services net cash provided by/(used in) operating activities	3,878	3,172
Total sector net cash provided by/(used in) operating activities	10,611	9,550
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	(728)	(1,088)
Purchases/Collections of other receivables (b)	(1)	(89)
Payments of interest supplements and residual support (c)	2,457	1,756
Consolidated net cash provided by/(used in) operating activities	$12,339	$10,129

Automotive net cash provided by/(used in) investing activities	$(1,663)	$(6,633)
Financial Services net cash provided by/(used in) investing activities	(12,025)	(7,810)
Total sector net cash provided by/(used in) investing activities	(13,688)	(14,443)
Reclassifications between investing and operating cash flows
Purchases/Collections of wholesale receivables (a)	728	1,088
Purchases/Collections of other receivables (b)	1	89
Payments of interest supplements and residual support (c)	(2,457)	(1,756)
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	(178)	(298)
Consolidated net cash provided by/(used in) investing activities	$(15,594)	$(15,320)

Automotive net cash provided by/(used in) financing activities	$(3,963)	$(254)
Financial Services net cash provided by/(used in) financing activities	6,198	4,298
Total sector net cash provided by/(used in) financing activities	2,235	4,044
Reclassifications between investing and financing cash flows
Elimination of investing activity to/(from) Financial Services in consolidation	178	298
Consolidated net cash provided by/(used in) financing activities	$2,413	$4,342
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

Based on changes to Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure the financial statements of our Venezuelan subsidiaries in U.S. dollars. Since March 31, 2014, we have used the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”). The exchange rate we used at March 31, 2014 was 10.8 bolivars to the U.S. dollar and resulted in a remeasurement loss of $316 million in the first quarter of 2014 ($310 million related to our Automotive sector and $6 million related to our Financial Services sector). At September 30, 2014, the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar.

The operating environment in Venezuela continues to be challenging. Foreign exchange control regulations have affected our Venezuelan operation’s ability to pay dividends and obligations denominated in U.S. dollars and are constraining parts availability and our ability to maintain normal production. At September 30, 2014, our investment in our Venezuelan subsidiaries (which includes undistributed earnings) was $483 million. Also, at September 30, 2014, those subsidiaries had $261 million of U.S. dollar currency exchange requests pending with and in transit to the governmental controlled currency exchanges, including $257 million payable to other Ford consolidated affiliates.

At September 30, 2014, our Venezuelan subsidiaries had a bolivar-denominated net monetary position of
$352 million, including $342 million of bolivar-denominated cash and cash equivalents. A further devaluation from an exchange rate of 12.0 bolivars to the U.S. dollar would result in a balance sheet remeasurement loss.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Revenue - Revenue from Contracts with Customers.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our consolidated financial statements and financial statement disclosures.

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our consolidated financial statements and financial statement disclosures.

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In August 2014, the FASB issued a new accounting standard that provides an entity the option to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”) at a value that is reflective of its economic interest in the CFE. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In
August 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016 and we do not expect it to have an impact on our financial statement disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. There have been no changes to the types of inputs used or the valuation techniques since year end. During the second quarter of 2014, we impaired our equity in net assets of Ford Sollers Netherlands B.V. (“Ford Sollers”), which resulted in a fair value measurement on a non-recurring basis. See
Note 17 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$58	$—	$58	$—	$33	$—	$33
Non-U.S. government and agencies	—	—	—	—	—	200	—	200
Corporate debt	—	40	—	40	—	—	—	—
Total cash equivalents (a)	—	98	—	98	—	233	—	233
Marketable securities
U.S. government and agencies	978	5,056	—	6,034	3,752	6,596	—	10,348
Non-U.S. government and agencies	—	7,487	—	7,487	—	6,538	—	6,538
Corporate debt	—	2,685	—	2,685	—	2,623	—	2,623
Equities	328	—	—	328	341	—	—	341
Other marketable securities	—	342	—	342	—	307	—	307
Total marketable securities	1,306	15,570	—	16,876	4,093	16,064	—	20,157
Derivative financial instruments (b)	—	535	2	537	—	579	1	580
Total assets at fair value	$1,306	$16,203	$2	$17,511	$4,093	$16,876	$1	$20,970
Liabilities
Derivative financial instruments (b)	$—	$697	$2	$699	$—	$416	$2	$418
Total liabilities at fair value	$—	$697	$2	$699	$—	$416	$2	$418

Financial Services Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$40	$—	$—	$40	$—	$—	$—	$—
Non-U.S. government and agencies	—	341	—	341	—	24	—	24
Corporate debt	—	60	—	60	—	—	—	—
Total cash equivalents (a)	40	401	—	441	—	24	—	24
Marketable securities
U.S. government and agencies	341	1,222	—	1,563	418	25	—	443
Non-U.S. government and agencies	—	644	—	644	—	184	—	184
Corporate debt	—	1,525	—	1,525	—	1,273	—	1,273
Other marketable securities	—	35	—	35	—	43	—	43
Total marketable securities	341	3,426	—	3,767	418	1,525	—	1,943
Derivative financial instruments (b)	—	751	—	751	—	585	—	585
Total assets at fair value	$381	$4,578	$—	$4,959	$418	$2,134	$—	$2,552
Liabilities
Derivative financial instruments (b)	$—	$291	$—	$291	$—	$506	$—	$506
Total liabilities at fair value	$—	$291	$—	$291	$—	$506	$—	$506
  __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.7 billion and $2.8 billion for Automotive sector and $4.2 billion and $6.7 billion for Financial Services sector at September 30, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.2 billion and $2 billion for Automotive sector and $2.7 billion and $2.8 billion for Financial Services sector at September 30, 2014 and December 31, 2013, respectively.

(b)	See Note 11 for additional information regarding derivative financial instruments.

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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers.  The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 94% of dealer financing

•	Other – primarily related to the sale of parts and accessories to dealers

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Finance receivables, net were as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross	$43,537	$11,784	$55,321	$40,902	$10,797	$51,699
Less: Unearned interest supplements	(1,511)	(239)	(1,750)	(1,255)	(247)	(1,502)
Consumer finance receivables	42,026	11,545	53,571	39,647	10,550	50,197
Non-Consumer
Dealer financing	21,454	8,779	30,233	22,072	7,833	29,905
Other	748	310	1,058	732	339	1,071
Non-Consumer finance receivables	22,202	9,089	31,291	22,804	8,172	30,976
Total recorded investment	$64,228	$20,634	$84,862	$62,451	$18,722	$81,173

Recorded investment in finance receivables	$64,228	$20,634	$84,862	$62,451	$18,722	$81,173
Less: Allowance for credit losses	(256)	(69)	(325)	(280)	(77)	(357)
Finance receivables, net (a)	$63,972	$20,565	$84,537	$62,171	$18,645	$80,816

Net finance receivables subject to fair value (b)			$82,869			$79,149
Fair value			84,520			80,838
__________

(a)
At September 30, 2014 and December 31, 2013, Finance receivables, net on the consolidated balance sheet were $79.9 billion and $77.5 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $84.5 billion and $80.8 billion, respectively, net of $4.6 billion and $3.3 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)
At September 30, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at September 30, 2014 and December 31, 2013, was $184 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at September 30, 2014 and December 31, 2013 were North America consumer receivables of $19.3 billion and $21.8 billion and non-consumer receivables of $17.3 billion and $18.9 billion, respectively, and International consumer receivables of $4.7 billion and $5.9 billion and non-consumer receivables of $3.8 billion and $5 billion, respectively, that secure certain debt obligations. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of our Financial Services sector or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 7 and 10).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $15 million and $14 million at September 30, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $21 million at September 30, 2014 and December 31, 2013, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$583	$41	$624	$715	$39	$754
61-90 days past due	70	19	89	88	17	105
91-120 days past due	17	9	26	18	9	27
Greater than 120 days past due	40	22	62	37	26	63
Total past due	710	91	801	858	91	949
Current	41,316	11,454	52,770	38,789	10,459	49,248
Consumer finance receivables	42,026	11,545	53,571	39,647	10,550	50,197

Non-Consumer
Total past due	3	92	95	49	40	89
Current	22,199	8,997	31,196	22,755	8,132	30,887
Non-Consumer finance receivables	22,202	9,089	31,291	22,804	8,172	30,976
Total recorded investment	$64,228	$20,634	$84,862	$62,451	$18,722	$81,173

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer Financing
Group I	$18,254	$4,325	$22,579	$18,357	$5,051	$23,408
Group II	2,941	3,073	6,014	3,289	2,092	5,381
Group III	252	1,298	1,550	424	649	1,073
Group IV	7	83	90	2	41	43
Total recorded investment	$21,454	$8,779	$30,233	$22,072	$7,833	$29,905

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2014 and December 31, 2013 was $421 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2014 and December 31, 2013 was $115 million, or 0.4% of non-consumer receivables, and $71 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 5 for additional information related to the development of our allowance for credit losses.

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

A restructuring of debt constitutes a TDR if we grant a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. Finance receivables involved in TDRs are specifically assessed for impairment.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 (in millions) is as follows:

	Third Quarter 2014			First Nine Months 2014
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$303	$24	$327	$327	$30	$357
Charge-offs	(67)	(2)	(69)	(200)	(7)	(207)
Recoveries	33	2	35	101	8	109
Provision for credit losses	42	(3)	39	82	(10)	72
Other (a)	(6)	(1)	(7)	(5)	(1)	(6)
Ending balance	$305	$20	$325	$305	$20	$325

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$283	$19	$302
Specific impairment allowance				22	1	23
Ending balance				305	20	325

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				53,150	31,176	84,326
Specifically evaluated for impairment				421	115	536
Recorded investment				53,571	31,291	84,862

Ending balance, net of allowance for credit losses				$53,266	$31,271	$84,537
__________

(a)	Primarily represents amounts related to translation adjustments.

	Third Quarter 2013			First Nine Months 2013
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$324	$31	$355	$360	$29	$389
Charge-offs	(71)	(3)	(74)	(212)	(13)	(225)
Recoveries	32	1	33	109	4	113
Provision for credit losses	32	(1)	31	65	8	73
Other (a)	3	1	4	(2)	1	(1)
Ending balance	$320	$29	$349	$320	$29	$349

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$298	$27	$325
Specific impairment allowance				22	2	24
Ending balance				320	29	349

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				48,897	28,991	77,888
Specifically evaluated for impairment				424	58	482
Recorded investment				49,321	29,049	78,370

Ending balance, net of allowance for credit losses				$49,001	$29,020	$78,021
__________

(a)	Primarily represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 28% and 20% of total inventories at September 30, 2014 and December 31, 2013, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	September 30, 2014	December 31, 2013
Raw materials, work-in-process, and supplies	$4,199	$3,628
Finished products	6,126	5,081
Total inventories under FIFO	10,325	8,709
LIFO adjustment	(1,029)	(1,001)
Total inventories	$9,296	$7,708

NOTE 7. VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

We have invested in joint ventures that are VIEs and in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in the joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $330 million and $336 million at September 30, 2014 and December 31, 2013, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	September 30, 2014	December 31, 2013
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,856	$7,730
Deferred revenue	4,272	2,817
Employee benefit plans	1,985	1,706
Accrued interest	182	262
Other postretirement employee benefits (“OPEB”)	383	387
Pension (a)	338	327
Other	3,238	3,308
Total Automotive other liabilities and deferred revenue	18,254	16,537
Non-current
Pension (a)	8,036	9,288
OPEB	5,403	5,502
Dealer and dealers’ customer allowances and claims	2,591	2,028
Deferred revenue	2,622	2,534
Employee benefit plans	1,183	1,213
Other	1,355	1,524
Total Automotive other liabilities and deferred revenue	21,190	22,089
Total Automotive sector	39,444	38,626
Financial Services Sector	1,963	2,260
Total	$41,407	$40,886
__________

(a)
Balances at September 30, 2014 reflect net pension liabilities at December 31, 2013, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$127	$140	$118	$119	$13	$16
Interest cost	498	479	302	280	68	63
Expected return on assets	(678)	(685)	(383)	(339)	—	—
Amortization of:
Prior service costs/(credits)	38	44	15	16	(58)	(71)
(Gains)/Losses	52	136	149	170	24	39
Separation programs/other	8	1	15	69	1	2
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	(2)
Settlements	—	145	—	—	—	—
Total expense/(income)	$45	$260	$216	$315	$48	$47

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Service cost	$380	$443	$356	$360	$40	$48
Interest cost	1,494	1,434	904	847	202	192
Expected return on assets	(2,034)	(2,133)	(1,145)	(1,029)	—	—
Amortization of:
Prior service costs/(credits)	116	131	42	49	(172)	(213)
(Gains)/Losses	155	526	445	513	73	119
Separation programs/other	9	5	54	220	1	2
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	(2)
Settlements	—	439	14	—	—	—
Total expense/(income)	$120	$845	$670	$960	$144	$146

Pension Plan Contributions

In 2014, we expect to contribute $1.5 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make $400 million of benefit payments to participants in unfunded plans, for a total of $1.9 billion. In the first nine months of 2014, we contributed $1.1 billion to our worldwide funded pension plans and made about $300 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

The carrying value of debt was $119.2 billion and $114.7 billion at September 30, 2014 and December 31, 2013, respectively. The following table details the carrying value of our debt by Automotive sector and Financial Services sector (in millions):

Automotive Sector	September 30, 2014	December 31, 2013
Debt payable within one year
Short-term	$535	$562
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	1,231	—
Unamortized (discount)/premium	3	—
Other debt	367	104
Total debt payable within one year	2,727	1,257
Long-term debt payable after one year
Public unsecured debt securities	6,634	6,799
Unamortized (discount)/premium	(145)	(148)
Convertible notes	883	908
Unamortized (discount)/premium	(82)	(110)
DOE ATVM Incentive Program	3,981	4,424
EIB loans	—	1,295
Other debt	947	1,255
Unamortized (discount)/premium	(2)	3
Total long-term debt payable after one year	12,216	14,426
Total Automotive sector	$14,943	$15,683
Fair value of Automotive sector debt (a)	$17,181	$17,301

Financial Services Sector
Short-term debt
Floating rate demand notes	$5,689	$5,319
Commercial paper	2,137	2,003
Other short-term debt	2,935	2,345
Asset-backed commercial paper	—	3,364
Other asset-backed short-term debt	1,375	1,963
Total short-term debt	12,136	14,994
Long-term debt
Unsecured debt
Notes payable within one year	9,361	4,475
Notes payable after one year	41,189	38,914
Asset-backed debt
Notes payable within one year	16,577	17,337
Notes payable after one year	24,820	23,273
Unamortized (discount)/premium	(61)	(91)
Fair value adjustments (b)	228	103
Total long-term debt	92,114	84,011
Total Financial Services sector	$104,250	$99,005
Fair value of Financial Services sector debt (a)	$107,094	$102,399
__________

(a)
The fair value of debt includes $279 million and $377 million of Automotive sector short-term debt and $10.8 billion and $9.7 billion of Financial Services sector short-term debt at September 30, 2014 and December 31, 2013, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recorded in income for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to income	$(61)	$23	$99	$(105)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	168	(24)	107	21
Commodity contracts	(28)	8	7	(67)
Total	$79	$7	$213	$(151)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$79	$63	$220	$186
Ineffectiveness (b)	(2)	(3)	8	(33)
Derivatives not designated as hedging instruments
Interest rate contracts	(10)	(19)	(37)	(25)
Foreign currency exchange contracts	52	(55)	22	37
Cross-currency interest rate swap contracts	118	(131)	102	(37)
Total	$237	$(145)	$315	$128
__________

(a)
For the third quarter and first nine months of 2014, a $128 million loss and a $336 million loss, respectively, were recorded in OCI. For the third quarter and first nine months of 2013, a $126 million loss and a $169 million gain, respectively, were recorded in OCI.

(b)
For the third quarter and first nine months of 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $88 million loss and $179 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $86 million gain and $171 million loss, respectively. For the third quarter and first nine months of 2013, hedge ineffectiveness reflects the net change in fair value on derivatives of $67 million gain and $501 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $70 million loss and $468 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions). Derivatives are recorded on the balance sheet at fair value and presented on a gross basis.

	September 30, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$17,205	$233	$492	$16,238	$413	$189

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	13,406	291	186	11,599	144	210
Commodity contracts	675	13	21	3,006	23	19
Total derivative value, gross	$31,286	537	699	$30,843	580	418
Derivative value eligible for offset		(480)	(480)		(359)	(359)
Total derivative value, net		$57	$219		$221	$59

Financial Services Sector
Fair value hedges
Interest rate contracts	$22,943	$424	$157	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	56,607	254	78	69,863	224	126
Foreign currency exchange contracts	2,324	56	12	2,410	1	25
Cross-currency interest rate swap contracts	2,513	17	44	2,620	—	176
Total derivative value, gross	$84,387	751	291	$93,671	585	506
Derivative value eligible for offset		(240)	(240)		(296)	(296)
Total derivative value, net		$511	$51		$289	$210

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owns an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received from Mazda a call option to purchase the 50% equity interest in AAI that is held by Mazda (the “Option”). The Option is exercisable at a price of $339 million and is recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet. As a result of an amendment in the second quarter of 2014, the Option is now exercisable by Ford or Mazda during a three-year period commencing in the fourth quarter of 2014, instead of September 1, 2015. The change in timing does not change the Option exercise price. The following table summarizes the change in our carrying value of the redeemable noncontrolling interest for the periods ended September 30 (in millions):

	First Nine Months
	2014	2013
Beginning balance	$331	$322
Accretion to the redemption value of noncontrolling interest (a)	11	7
Payments (b)	(3)	—
Ending balance	$339	$329
__________

(a)
For the first nine months of 2014 and 2013, respectively, $7 million and $7 million were recognized in Interest expense and $4 million and $0 were recognized in Income/(Loss) attributable to noncontrolling interests.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(1,664)	$(2,041)	$(1,746)	$(1,245)
Gains/(Losses) on foreign currency translation	(550)	210	(434)	(594)
Less: Tax/(Tax benefit)	—	—	53	—
Net gains/(losses) on foreign currency translation	(550)	210	(487)	(594)
(Gains)/Losses reclassified from AOCI to income (a)	—	103	19	111
Other comprehensive income/(loss), net of tax	(550)	313	(468)	(483)
Ending balance	$(2,214)	$(1,728)	$(2,214)	$(1,728)

Derivative instruments (b)
Beginning balance	$(155)	$111	$40	$(175)
Gains/(Losses) on derivative instruments	(128)	(126)	(336)	169
Less: Tax/(Tax benefit)	(35)	(42)	(125)	52
Net gains/(losses) on derivative instruments	(93)	(84)	(211)	117
(Gains)/Losses reclassified from AOCI to income	61	(23)	(99)	102
Less: Tax/(Tax benefit)	16	(12)	(67)	28
Net gains/(losses) reclassified from AOCI to net income (c)	45	(11)	(32)	74
Other comprehensive income/(loss), net of tax	(48)	(95)	(243)	191
Ending balance	$(203)	$16	$(203)	$16

Pension and other postretirement benefits
Beginning balance	$(16,288)	$(19,907)	$(16,524)	$(21,438)
Gains/(Losses) arising during the period	—	75	(13)	769
Less: Tax/(Tax benefit)	—	35	(5)	271
Net gains/(losses) arising during the period	—	40	(8)	498
Amortization of prior service costs/(credits) (d)	(5)	(11)	(14)	(33)
Amortization of (gains)/losses (d)	225	345	673	1,158
Recognition of (gains)/losses due to curtailments (d)	—	(2)	—	(2)
Recognition of (gains)/losses due to settlements (d)	—	145	14	439
Less: Tax/(Tax benefit)	52	120	185	460
Net amortization and (gains)/losses reclassified from AOCI to net income	168	357	488	1,102
Translation impact on non-U.S. plans	372	(288)	296	40
Other comprehensive income/(loss), net of tax	540	109	776	1,640
Ending balance	$(15,748)	$(19,798)	$(15,748)	$(19,798)

Total AOCI ending balance at September 30	$(18,165)	$(21,510)	$(18,165)	$(21,510)
__________

(a)
Accumulated translation adjustments related to investments in foreign subsidiaries are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)
We expect to reclassify existing net losses of $206 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)	Gains/(losses) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales.

(d)
These AOCI components are included in the computation of total pension and OPEB expense and are recorded in Automotive cost of sales and Selling, administrative and other expenses. See Note 9 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. OTHER INCOME/(LOSS)

Automotive Sector

The following table summarizes amounts included in Automotive interest income and other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Investment-related interest income	$65	$38	$145	$125
Interest income/(expense) on income taxes	(3)	—	34	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	7	67	7	147
Gains/(Losses) on changes in investments in affiliates	—	(104)	1	(114)
Gains/(Losses) on extinguishment of debt	—	—	(5)	(18)
Royalty income	142	148	444	409
Other	44	51	113	137
Total	$255	$200	$739	$686

Financial Services Sector

The following table summarizes amounts included in Financial Services other income/(loss), net for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Investment-related interest income	$14	$12	$35	$40
Interest income/(expense) on income taxes	1	—	(9)	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(1)	5	7	(2)
Insurance premiums earned	31	28	94	87
Other	45	55	118	145
Total	$90	$100	$245	$270

NOTE 15. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Separation-related costs, recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The following table summarizes the separation-related activity recorded in Other liabilities and deferred revenue, for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Beginning balance	$643	$287	$497	$—
Changes in accruals (a)	146	196	365	483
Payments	(30)	(93)	(99)	(95)
Foreign currency translation	(57)	11	(61)	13
Ending balance	$702	$401	$702	$401
__________

(a)
Excludes $6 million and $18 million for the third quarter and first nine months of 2014, respectively, and $48 million and $180 million for the third quarter and first nine months of 2013, respectively, of pension related costs.

Our current estimate of total separation-related costs for the U.K. and Genk facilities is approximately $1.1 billion, excluding approximately $200 million of pension-related costs. The separation-related costs not yet recorded will be expensed as the employees and suppliers continue to support Genk plant operations.

NOTE 16. INCOME TAXES

For interim tax reporting we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

During the third quarter of 2014, we recorded tax benefits of $245 million resulting from a change in our methodology for measuring currency gains and losses in computing earnings of Ford Credit’s European operations under U.S. law, as well as changes to tax depreciation related to assets used in our Automotive export operations.  Implementation of the change in methodology for measuring currency gains and losses substantially reduced the accumulated earnings of Ford Credit’s European operations under U.S. tax law and resulted in the realization of additional foreign tax credits.  As a result of this reduction in accumulated tax earnings, our measure of earnings indefinitely reinvested in operations outside the United States is substantially reduced as it is based on accumulated earnings determined under U.S. tax law.  Our cash repatriation plans remain unchanged.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. CHANGES IN INVESTMENTS IN AFFILIATES AND ASSETS HELD FOR SALE

Automotive Sector

Changes in Investments in Affiliates

Impairment of Equity in Net Assets of Affiliates. During the second quarter of 2014, we recorded a $329 million pre-tax impairment for our Ford Sollers joint venture as a result of factors in the Russian market including a weaker ruble, lower industry volume, and industry segmentation changes that negatively impacted the sales of Focus. These factors reduced our expected cash flows for Ford Sollers in the near-term, thereby reducing the investment’s fair value. The non-cash charge was reported in Equity in net income of affiliated companies.

We measured the fair value of our equity in net assets of Ford Sollers using a discounted cash flow analysis. We used cash flows that reflect Ford Sollers present plan, aligned with assumptions a market participant would have made. We assumed a discount rate of 15% based on the appropriate weighted average cost of capital, adjusted for perceived business risks related to regulatory concerns, political tensions, foreign exchange volatility, and risk associated with the Russian automotive industry.

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

NOTE 18. CAPITAL STOCK AND AMOUNTS PER SHARE

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

Share Repurchase Program

In August 2014, we completed our repurchase program for approximately 116 million shares of Ford Common Stock, or 3% of diluted shares. Approximately 12.6 million shares were repurchased to offset the dilutive effect of share-based employee incentive compensation granted in 2014. In addition, approximately 103 million shares were repurchased to offset the dilutive effect of our 4.25% Senior Convertible Notes due November 15, 2016, as well as to offset the increase in outstanding shares that would result from settling conversions with shares. On October 21, 2014, we announced that we have elected to terminate holders’ conversion rights with respect to these convertible notes, effective November 20, 2014. Until November 19, 2014, holders will have the right to convert their notes. Although we have the right to settle any conversion with shares, cash, or a combination of shares and cash, we intend to settle conversions with shares. We also announced on October 21, 2014 that any convertible notes remaining outstanding on November 21, 2014 will be redeemed on that date for cash at a redemption price of the full principal amount, plus accrued interest.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Amounts Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$835	$1,272	$3,135	$4,116
Effect of dilutive 2016 Convertible Notes (a)	12	10	36	33
Effect of dilutive 2036 Convertible Notes (a) (b)	—	—	—	1
Diluted income	$847	$1,282	$3,171	$4,150

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,861	3,942	3,915	3,933
Net dilutive options	48	53	47	52
Dilutive 2016 Convertible Notes	101	98	100	98
Dilutive 2036 Convertible Notes (b)	—	3	—	3
Diluted shares	4,010	4,096	4,062	4,086
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective as of the close of business on January 21, 2014. As a result, any 2036 Convertible Notes remaining after January 21, 2014 cannot be converted to shares and are no longer dilutive.

NOTE 19. SEGMENT INFORMATION

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
Third Quarter 2014
Revenues	$19,942	$2,335	$6,844	$1,077	$2,581	$—	$—	$32,779
Income/(Loss) before income taxes	1,410	(170)	(439)	(15)	44	(144)	(160)	526
Total assets at September 30	60,158	6,710	15,079	1,258	8,068	—	—	91,273

Third Quarter 2013
Revenues	$21,121	$2,820	$6,400	$1,021	$2,495	$—	$—	$33,857
Income/(Loss) before income taxes	2,296	160	(182)	(25)	116	(139)	(498)	1,728
Total assets at September 30	59,059	7,108	16,090	1,147	7,931	—	—	91,335

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Nine Months 2014
Revenues	$61,495	$6,337	$22,680	$3,404	$8,104	$—	$—	$102,020
Income/(Loss) before income taxes	5,350	(975)	(619)	62	494	(537)	(763)	3,012

First Nine Months 2013
Revenues	$64,459	$8,142	$20,328	$3,511	$7,354	$—	$—	$103,794
Income/(Loss) before income taxes	7,009	93	(913)	35	218	(469)	(1,257)	4,716

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
Third Quarter 2014
Revenues	$2,214	$37	$(110)	$2,141	$—	$34,920
Income/(Loss) before income taxes	498	(3)	—	495	—	1,021
Total assets at September 30	121,216	5,577	(6,321)	120,472	(2,910)	208,835

Third Quarter 2013
Revenues	$1,974	$45	$(101)	$1,918	$—	$35,775
Income/(Loss) before income taxes	427	(64)	—	363	—	2,091
Total assets at September 30	111,834	5,749	(6,946)	110,637	(2,190)	199,782

	Financial Services Sector				Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
First Nine Months 2014
Revenues	$6,427	$105	$(345)	$6,187	$—	$108,207
Income/(Loss) before income taxes	1,431	(45)	—	1,386	—	4,398

First Nine Months 2013
Revenues	$5,735	$158	$(340)	$5,553	$—	$109,347
Income/(Loss) before income taxes	1,388	(71)	—	1,317	—	6,033
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	September 30, 2014	December 31, 2013
Maximum potential payments	$601	$659
Carrying value of recorded liabilities related to guarantees and limited indemnities	9	5

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

Warranty

Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in warranty cost accruals are the costs for basic warranty coverages and field service actions (i.e., safety recalls, emission recalls, and other product campaigns) on products sold. These costs are estimates based primarily on historical experience. Warranty accruals accounted for in Other liabilities and deferred revenue for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2014	2013
Beginning balance	$3,927	$3,656
Payments made during the period	(2,186)	(1,763)
Changes in accrual related to warranties issued during the period	1,506	1,471
Changes in accrual related to pre-existing warranties	1,522	227
Foreign currency translation and other	(67)	(54)
Ending balance	$4,702	$3,537

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 31, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our third quarter and first nine months 2014 pre-tax results and net income were as follows:

	Third Quarter		First Nine Months		Memo:
	2014	Better/(Worse) 2013	2014	Better/(Worse) 2013	Full Year 2013
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$1,181	$(1,408)	$5,161	$(2,129)	$8,608
Special items	(160)	338	(763)	494	(1,568)
Pre-tax results (incl. special items)	1,021	(1,070)	4,398	(1,635)	7,040
(Provision for)/Benefit from income taxes	(188)	630	(1,261)	653	135
Net income	833	(440)	3,137	(982)	7,175
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(3)	2	(1)	(7)
Net income attributable to Ford	$835	$(437)	$3,135	$(981)	$7,182

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

The following table details Automotive sector pre-tax special items in each category:

					Memo:
	Third Quarter		First Nine Months		Full Year
	2014	2013	2014	2013	2013
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(160)	$(250)	$(434)	$(700)	$(856)
Other Items
Ford Sollers equity impairment	—	—	(329)	—	—
U.S. pension lump-sum program	—	(145)	—	(439)	(594)
FCTA -- subsidiary liquidation	—	(103)	—	(103)	(103)
Ford Romania consolidation loss	—	—	—	(15)	(15)
Total Other Items	—	(248)	(329)	(557)	(712)
Total Special Items	$(160)	$(498)	$(763)	$(1,257)	$(1,568)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

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
The chart below shows third quarter 2014 pre-tax results by sector:

2014 THIRD QUARTER PRE-TAX RESULTS BY SECTOR

Millions
$1,181
$686
Ford Credit $498
Other (3)
$495
Company
Automotive
Financial Services

Memo:	Company	Automotive	Financial Services
B / (W) 2013 3Q	$(1,408)	$(1,540)	$132
B / (W) 2014 2Q	(1,418)	(1,484)	66

Both the Automotive and Financial Services sectors contributed to the Company’s third quarter 2014 pre-tax profit of $1.2 billion. The decline, compared to the prior year and the prior quarter, is more than explained by the Automotive sector.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The following charts detail third quarter key metrics and the change in the third quarter of 2014 pre-tax results compared with the third quarter of 2013 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

AUTOMOTIVE SECTOR
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
1,545
1,493
Revenue (Bils.)
$33.9
$32.8
Operating Margin (Pct.)
7.0%
2.5%
Pre-Tax Results (Mils.)
$2,226
$686
2013
2014
2013
2014
2013
2014
2013
2014

Memo:								
First Nine Months	4,720	4,743	$103.8	$102.0	6.2%	4.2%	$5,973	$3,775

<u>Third Quarter</u>

	2013	2014
Global Industry SAAR (Mils.)*	84.4	86.7
Global Market Share*	7.4%	7.4%

As shown above, wholesale volume and revenue decreased by 3% compared with a year ago. The lower volume is more than explained by an unfavorable change in dealer stocks related to product launch effects and the supplier parts shortages referenced below in North America Segment, as well as declining industry volume in South America. Higher industry volumes in other regions were a partial offset.

Global industry SAAR is estimated at 86.7 million units, up 3% from a year ago. Our global market share is estimated at 7.4%, unchanged from a year ago. Operating margin was 2.5%, down 4.5 percentage points from a year ago, and Automotive pre-tax profit was $686 million, down $1.5 billion.

As shown in the memo below the chart, first nine month volume was up slightly from a year ago while Automotive revenue was down 2%. Operating margin, at 4.2%, was down 2 percentage points. Total Automotive pre-tax profit, at $3.8 billion, was down $2.2 billion. The lower results were driven by North and South America; all other business units improved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
Market Factors
Total Cost
$2,226
$686
$(1,540)
Industry $ 486
Share (318)
Stocks (718)
Mix / Other 218
$(332)
Pricing $1,004
Incentives / Other (407)
$597
$(658)
$64
Mfg. / Engineering $(209)
Spending Related (151)
Admin. & Selling (98)
Other (10)
Total Structural Costs $(468)
All Other $ (86)
$(554)
Balance Sheet Effects $(166)
Operating (246)
$(412)
$(245)
2013 3Q
2014 3Q
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Net Interest / Other

Memo:								
B / (W) Than 2014 2Q	$(1,484)	$(1,182)	$612	$(247)	$(320)	$(99)	$(261)	$13

The lower profit in the third quarter of 2014, compared with the third quarter of 2013, is largely explained by higher warranty costs, including recalls, mainly in North America, and lower volume in North and South America, as well as $166 million of adverse balance sheet exchange effects, mainly in South America. All other factors largely offset each other.

As shown in the memo, pre-tax profit was $1.5 billion lower than the second quarter, largely explained by lower volume mainly in North America and Europe, as well as higher warranty costs in North America.

Total costs and expenses. In the third quarter of 2014 and 2013, total costs and expenses, including special items, for our Automotive sector were $32.7 billion and $32.4 billion, respectively, a difference of $300 million; for the first nine months of 2014 and 2013 these were $100 billion and $99.9 billion, respectively, a difference of $100 million. An explanation of these changes is shown below (in billions):

	2014 Lower/(Higher) 2013
	Third Quarter	First Nine Months
Explanation of change:
Volume and mix, exchange, and other	$0.7	$0.8
Contribution costs (a)
Material/Freight	0.1	1.0
Warranty	(0.7)	(1.4)
Other costs (a)
Structural costs	(0.5)	(1.1)
Other	(0.1)	(0.1)
Special items	0.2	0.7
Total	$(0.3)	$(0.1)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Automotive Segment. Details by segment of pre-tax results for the third quarter of 2014 are shown below.

AUTOMOTIVE SECTOR
2014 THIRD QUARTER PRE-TAX RESULTS BY SEGMENT

Millions
$686
$1,410
$(170)
$(439)
$(15)
$44
$(144)
Net Interest $(171)
Other 27
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

Memo:	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) 2013 3Q	$(1,540)	$ (886)	$(330)	$(257)	$ 10	$ (72)	$ (5)
B / (W) 2014 2Q	(1,484)	(1,030)	125	(453)	(38)	(115)	27

North America and Asia Pacific were profitable, but the other segments reported losses.

Other Automotive reflects net interest expense. For the full year, we continue to expect net interest expense to be about $700 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The following charts detail third quarter key metrics and the change in third quarter 2014 pre-tax results compared with the third quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
725
665
Revenue (Bils.)
$21.2
$19.9
Operating Margin (Pct.)
10.9%
7.1%
Pre-Tax Results (Mils.)
$2,296
$1,410
2013
2014
2013
2014
2013
2014
2013
2014

Memo:								
First Nine Months	2,262	2,142	$64.5	$61.5	10.9%	8.7%	$7,009	$5,350

Third Quarter		
N.A. Industry SAAR (Mils.)*	19.3	20.6
N.A. Market Share*	14.6%	13.8%
U.S. Industry SAAR (Mils.)*	16.1	17.2
U.S. Market Share*	14.9%	14.1%

North America continued to benefit from robust industry sales, our strong product lineup, continued discipline in matching production to demand, and a lean cost structure, but our third quarter results were affected adversely by higher warranty costs and lower volume.

North America third quarter wholesale volume and revenue declined 8% and 6%, respectively, from a year ago. This decrease is primarily explained by product launch effects, including five weeks of downtime in the quarter at the Dearborn Truck Plant for the F-150 launch, and supplier parts shortages. The parts shortage issues that affected us in the third quarter have now been resolved. U.S. third quarter industry SAAR was 17.2 million units, 1.1 million units higher than a year ago.

Our U.S. market share deteriorated eight-tenths of a percentage point, to 14.1%, reflecting a planned reduction in daily rental sales and lower F-150 share as we prepare for the new vehicle by continuing to balance share, transaction prices, and stocks. Although not shown, our U.S. retail market share of the retail industry was 13.0%, down two-tenths of a percentage point from a year ago.

North America’s decline in revenue is more than explained by the lower wholesale volume. North America operating margin was 7.1%, down 3.8 percentage points from last year, and pre-tax profit was $1.4 billion, down $886 million.

As shown in the memo below the chart, all first nine month metrics declined from a year ago. Lower volume and higher warranty costs, including recalls, more than explain the lower operating margin and pre-tax profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- NORTH AMERICA
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$2,296
$1,410
$(886)
Industry $ 554
Share (376)
Stocks (759)
Mix / Other 278
$(303)
Pricing $340
Incentives / Other (59)
$281
$(632)
$(37)
Structural Costs $(92)
All Other (79)
$(171)
$(25)
$1
2013 3Q
2014 3Q
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Other

Memo:	2014 3Q	Volume / Mix	Net Pricing	Warranty	Material / Freight	Other Cost	Exchange	Other
B / (W) Than 2014 2Q	$(1,030)	$(829)	$499	$(340)	$(181)	$41	$(51)	$(169)

The decline in pre-tax profits is more than explained by higher warranty costs and lower volume. The warranty costs reflect the restraint control module recall announced last month, as well as reserve changes related to other field service actions. As mentioned above, product launch effects and supplier parts shortages drove the lower volume.

As shown in the memo, pre-tax profit was lower than the second quarter, more than explained by unfavorable volume and mix and higher warranty costs.

For the full year, we continue to expect North America pre-tax profit to be lower than 2013, and operating margin at the low end of the 8% to 9% range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The following charts detail third quarter key metrics and the change in third quarter 2014 pre-tax results compared with the third quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
Revenue (Bils.)
Operating Margin (Pct.)
Pre-Tax Results (Mils.)
143
113
$2.8
$2.3
5.7%
(7.3)%
$160
$(170)
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Nine Months	403	331	$8.1	$6.3	1.1%	(15.4)%	$93	$(975)

<u>Third Quarter</u>	2013	2014
S.A. Industry SAAR (Mils.)*	5.7	5.0
S.A. Market Share*	9.2%	8.8%
Brazil Industry SAAR (Mils.)*	3.7	3.2
Brazil Market Share*	10.0%	9.1%

In South America we are continuing to execute our strategy of expanding our product line-up and have replaced legacy products with global One Ford offerings. We also are working to manage the effects of slowing GDP growth, declining industry volumes in our larger markets, weaker currencies, high inflation, as well as policy uncertainty in some countries.

In the third quarter, wholesale volume and revenue decreased from a year ago by 21% and 17%, respectively. The lower volume is primarily explained by a 700,000-unit decline from last year’s SAAR of 5.7 million units. This reflects the impact of the weakening economy in Brazil, import restrictions in Argentina, and lower production in Venezuela resulting from limited availability of U.S. dollars. Also contributing is a non-repeat of last year’s stock build.

South America market share, at 8.8%, was down four-tenths of a percentage point, more than explained by the phase-out of Fiesta Classic.

The revenue decline is more than explained by lower volume and weaker currencies; higher pricing was a partial offset. Operating margin was negative 7.3%, down significantly from a year ago, and pre-tax loss was $170 million, a deterioration of $330 million.

As shown in the memo below the chart, all first nine month metrics deteriorated from a year ago, driven by the adverse change in external factors. The first nine months loss includes $426 million of adverse balance sheet exchange effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- SOUTH AMERICA
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$160
$(170)
$(330)
$(288)
Industry $(173)
Share 6
Stocks (26)
Mix / Other (95)
$392
Pricing $465
Incentives / Other (73)
Material Excl. Commod. $(33)
Commodities (86)
Warranty / Freight (21)
$(140)
$(90)
$(249)
Balance Sheet Effects $(109)
Operating (140)
$45
2013 3Q
2014 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:	2014 3Q	Volume / Mix	Net Pricing	Contribution Cost	Other Cost	Exchange	Other
B / (W) Than 2014 2Q	$125	$(7)	$114	$(84)	$(38)	$(64)	$204

South America’s third quarter pre-tax results declined from a year ago. The lower results were driven primarily by lower volume and adverse balance sheet exchange effects.

As shown in the memo, pre-tax results improved compared with the second quarter, more than explained by higher pricing and other effects associated with introduction of the new Ka in Brazil. Ka has been well received by media, and initial reaction from customers is very encouraging.

For the full year, we continue to expect South America to incur a loss of about $1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The following charts detail third quarter key metrics and the change in third quarter 2014 pre-tax results compared with the third quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- EUROPE
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
Revenue (Bils.)
Operating Margin (Pct.)
Pre-Tax Results (Mils.)
303
321
$6.4
$6.9
(2.8)%
(6.4)%
$(182)
$(439)
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	Wholesales 2013	Wholesales 2014	Revenue 2013	Revenue 2014	Operating Margin 2013	Operating Margin 2014	Pre-Tax Results 2013	Pre-Tax Results 2014
First Nine Months	1,010	1,064	$20.3	$22.7	(4.5)%	(2.7)%	$(913)	$(619)
<u>Third Quarter</u>								
Europe Industry SAAR (Mils.)**	18.3	18.1						
Europe Market Share**	7.3%	7.6%						
Europe 20 Industry SAAR (Mils.)**	13.8	14.5						
Europe 20 Market Share**	8.0%	8.4%						

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliates in Turkey (totaling about 12,000 and 15,000 units in Third Quarter 2013 and 2014, respectively) and in Russia (totaling about 23,000 and 13,000 units in Third Quarter 2013 and 2014, respectively); revenue does not include these sales

In Europe, we continue to implement our transformation plan focused on product, brand, and cost.

Europe’s wholesale volume and revenue improved from a year ago by 6% and 7%, respectively. The higher volume reflects a 700,000 unit increase in Europe 20 SAAR, to 14.5 million units, higher market share, and lower dealer stock reductions than a year ago. Lower volumes in Russia and Turkey were a partial offset.

The focus of our transformation plan on improved product and brand led to great progress in the third quarter. Our Europe 20 market share improved by four tenths of a percentage point to 8.4%, driven by a half percentage point improvement in our retail passenger share of the five major European markets, to 8.8%, including the effect of our expanded SUV line-up; and a 2 percentage point improvement in our commercial vehicle share, to 13%, reflecting the success of our full line of new Transit vehicles and continued strong performance of the Ranger compact pick-up.

The increase in Europe’s revenue is explained by the higher volume in the Europe 20 markets. Europe’s operating margin was negative 6.4%, down 3.6 percentage points from a year ago, and pre-tax loss was $439 million, a $257 million decline.

As shown in the memo below the chart, all first nine month metrics improved from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- EUROPE
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
Industry $ 69
Share 30
Stocks 41
Mix / Other (35)
Material Excl. Commod. $139
Commodities 15
Warranty / Freight 23
Memo:
(Included in standard variance columns)
$(182)
$(439)
$(257)
$105
$(74)
$177
$(116)
Structural Costs $(115)
All Other (1)
$(47)
$(302)
Component Pricing $(100)
Prior Year Gains (37)
Parts & Accessories (28)
Other (137)
$26
$(83)
2013 3Q
2014 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other
Restructuring Cost
Russia
Memo:
B / (W) Than 2014 2Q
$(453)
$(281)
$19
$(18)
$(21)
$(112)
$(40)
$(52)
$14

The decline in Europe’s pre-tax profit is more than explained by Russia, balance sheet exchange effects, and other factors including lower component pricing and non-recurrence of prior year gains.

As shown in the memo below the chart, pre-tax results were lower than the second quarter. This was more than explained by lower volume due to Europe’s seasonal plant shutdowns for summer holidays, unfavorable exchange, and higher costs including the non-recurrence of a restructuring-related reserve release last quarter.

For the full year, we continue to expect a loss of about $1.2 billion, an improvement compared with 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Segment. The following chart details third quarter key metrics.

AUTOMOTIVE SECTOR -- MIDDLE EAST & AFRICA
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)
44
48
Revenue (Bils.)
$1.0
$1.1
Operating Margin (Pct.)
(2.4)%
(1.4)%
Pre-Tax Results (Mils.)
$(25)
$(15)
2013
2014
2013
2014
2013
2014
2013
2014

	2013	2014	2013	2014	2013	2014	2013	2014
Memo:								
First Nine Months	150	148	$3.5	$3.4	1.0%	1.8%	$35	$62
<u>Third Quarter</u>								
MEA Industry SAAR (Mils.)*	4.0	4.1						
MEA Market Share*	5.1%	5.1%						

The Middle East & Africa segment was created to facilitate better customer service and further expand Ford’s presence in this fast-growing region.

In the third quarter, wholesale volume and revenue improved from a year ago by 9% and 5%, respectively. Operating margin was negative 1.4%, one percentage point better than a year ago, and pre-tax loss was $15 million, $10 million better.

As shown in the memo below the chart, first nine months wholesale volume and revenue deteriorated slightly compared with a year ago, while operating margin and profit both improved.

For the full year, we continue to expect Middle East & Africa results to be about breakeven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Segment. The following charts detail third quarter key metrics and the change in third quarter 2014 pre-tax results compared with the third quarter of 2013 by causal factor.

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 THIRD QUARTER KEY METRICS COMPARED WITH 2013

Wholesales (000)*
330
346
Revenue (Bils.)
$2.5
$2.6
Operating Margin (Pct.)
4.6%
1.7%
Pre-Tax Results (Mils.)
$116
$44
2013
2014
2013
2014
2013
2014
2013
2014

Memo:	2013	2014	2013	2014	2013	2014	2013	2014
First Nine Months	895	1,058	$7.4	$8.1	3.0%	6.1%	$218	$494

Third Quarter		
AP Industry SAAR (Mils.)**	37.1	38.9
AP Market Share**	3.4%	3.6%
China Industry SAAR (Mils.)**	22.1	23.7
China Market Share**	4.3%	4.7%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by unconsolidated affiliates (totaling about 234,000 and 255,000 units in Third Quarter 2013 and 2014, respectively); revenue does not include these sales

Our strategy in Asia Pacific continues to be to invest for growth through both new and expanded plants, new products, and the introduction of Lincoln in China.

Third quarter wholesale volume was up 5% compared with a year ago, and net revenue—which excludes our China joint ventures—grew 3%. Our China wholesale volume, not shown, was up 10% in the quarter. The higher volume in the region is more than explained by higher market share and industry volume. We estimate third quarter SAAR for the region at 38.9 million units, up 1.8 million units from a year ago, explained primarily by China.

Our market share, at 3.6%, was a record for the third quarter and was two-tenths of a percentage point higher than a year ago. This was driven by China, where our market share improved four-tenths of a percentage point to a record 4.7%, reflecting continued strong sales across our vehicle line-up.

Asia Pacific’s higher revenue is more than explained by favorable mix. Operating margin was 1.7%, down 2.9 percentage points from a year ago, and pre-tax profit was $44 million, down $72 million.

As shown in the memo below the chart, all first nine month metrics improved from a year earlier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR -- ASIA PACIFIC
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$116
$44
$165
Industry $ 38
Share 25
Stocks 21
Mix / Other 81
$(18)
$25
$(72)
$(16)
$(55)
Mfg. / Engineering $(102)
Advert. & Sales Promo. (31)
Spending Related (26)
Other (15)
Total Structural Costs $(174)
All Other $ 1
$(173)
2013 3Q
2014 3Q
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

Memo:							
B / (W) Than 2014 2Q	$(115)	$(49)	$(17)	$54	$(85)	$(35)	$17

Third quarter 2014 pre-tax profits in Asia Pacific declined from a year ago, more than explained by higher structural costs and unfavorable exchange; favorable market factors were a partial offset. The higher structural costs reflect our continued investment in products and growth, including five new plants that will come on line over the next nine months—as well as the launch of Lincoln.

As shown in the memo, Asia Pacific pre-tax results declined from the second quarter, with most factors unfavorable.

For the full year, we continue to expect Asia Pacific to earn a pre-tax profit of about $700 million, which is higher than a year ago.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in third quarter of 2014 pre-tax results compared with the third quarter of 2013 by causal factor.

FORD CREDIT
2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$71
$427
$498
$103
$18
$(25)
$(37)
$12
2013 3Q
2014 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:	2013 3Q	2014 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2014 2Q		$ 64	$16	$24	$(30)	$(10)	$64
Receivables (Bils.)							
Net*	$96	$106					
Managed**	99	110					

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

The higher pre-tax profit for the third quarter of 2014 compared with a year ago is more than explained by higher volume. This reflects increases in nearly all financing products, including non-consumer and consumer finance receivables globally, as well as leasing in North America.

As shown in the memo, pre-tax profit was higher than the second quarter, explained primarily by a lower level of insurance losses in North America, included in other in the chart above.

For the full year, we continue to expect Ford Credit’s pre-tax profit to be $1.8 billion to $1.9 billion, year-end managed receivables of $112 billion to $115 billion, and managed leverage in the range of 8:1 to 9:1. We now expect Ford Credit’s distributions to its parent to be about $400 million, up from our prior guidance of about $250 million. This increase is primarily driven by higher net income at Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2014	December 31, 2013
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$43.5	$40.9
Non-Consumer
Dealer financing (a)	21.5	22.1
Other	0.9	1.0
Total finance receivables - North America (b)	65.9	64.0
Finance receivables - International
Consumer - Retail financing	11.8	10.8
Non-Consumer
Dealer financing (a)	9.3	8.3
Other	0.3	0.4
Total finance receivables - International (b)	21.4	19.5
Unearned interest supplements	(1.7)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	85.2	81.6
Net investment in operating leases (b)	20.9	18.3
Total net receivables	$106.1	$99.9

Managed Receivables
Total net receivables	$106.1	$99.9
Unearned interest supplements and residual support	3.8	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$110.4	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At September 30, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $24 billion and
$27.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.1 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. In addition, at September 30, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9.9 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Managed receivables at September 30, 2014 increased from year-end 2013, primarily driven by increases in consumer finance receivables globally and leasing in North America.

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

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$47
$52
$52
$33
$48
3Q
4Q
1Q
2Q
3Q
2013
2014

Memo: Retail & Lease

3Q 2013	4Q 2013	1Q 2014	2Q 2014	3Q 2014
$45	$51	$55	$31	$48

(ii) Loss-to-Receivables Ratio (LTR)

0.19%
0.20%
0.20%
0.12%
0.17%
3Q
4Q
1Q
2Q
3Q
2013
2014

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.37%
0.37%
0.34%
0.32%
0.32%
Reserve
$368
$380
$358
$353
$356
3Q
4Q
1Q
2Q
3Q
2013
2014

Year-over-year charge-offs were consistent, while the LTR ratio was two basis points lower than a year ago.

Ford Credit’s quarter-over-quarter increases in charge-offs of $15 million and the LTR ratio of five basis points are consistent with normal seasonality. The LTR ratio of 17 basis points is well below Ford Credit’s 10-year average of 54 basis points.

The credit loss reserve was $356 million, down $12 million from a year ago, reflecting the continuation of low losses.
For additional information, see the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

Residual Risk. Ford Credit is exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to Ford Credit. Residual risk is the possibility that the amount Ford Credit obtains from returned vehicles will be less than its estimate of the expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for its leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease. For additional information, see the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience. The following charts show return volumes and auction values at constant third quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of Ford Credit’s total net investment in operating leases at September 30, 2014.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
27
17
5
5
34
21
8
5
60
40
12
8
50
30
13
7
44
24
12
8
3Q
4Q
1Q
2Q
3Q
2013
2014

Auction Values (At 3Q 2014 Mix)

24-Month
$19,015
$17,880
$18,465
$18,645
$18,070
$17,840
$17,190
$18,250
$18,385
$17,660
36-Month
3Q
4Q
1Q
2Q
3Q
2013
2014

Memo: U.S. Return Rates

69%	77%	82%	75%	75%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$17.3 (a)	$18.3	$18.8	$19.9	$20.9

(a) During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. This period was revised to conform to the presentation in our 2013 Form 10-K Report.

Lease return volumes in the third quarter of 2014 were 17,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The third quarter lease return rate was 75%, up six percentage points compared with the same period last year.

In the third quarter of 2014, Ford Credit’s auction values for 24-month contracts decreased by about $950 while 36-month average auction values decreased by about $200 compared to the same period last year. The differences in Ford Credit’s 24-month and 36-month auction value performance primarily reflect differences in mix and model-year refresh timing. Both Ford Credit’s 24-month and 36-month auction values decreased from the second quarter of 2014. The declines in its third quarter auction values were consistent with Manheim (a proxy for industrywide used vehicle prices) when adjusted to Ford Credit’s mix of vehicles, with reductions particularly pronounced in later-model used vehicles, which are typical of Ford Credit’s repossessions. Ford Credit expects its auction values to decline further in the fourth quarter, consistent with normal seasonality.

Ford Credit’s worldwide net investment in operating leases was $20.9 billion at the end of the third quarter of 2014, up about $2.6 billion from year-end 2013, and up $3.6 billion from a year ago.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors” in our 2013 Form 10-K Report, as well as Note 20 of the Notes to the Financial Statements, regarding commitments and contingencies that could impact our liquidity.

Our key liquidity metrics are Automotive gross cash, Automotive liquidity, and operating-related cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents	$6.0	$5.0	$5.7
Marketable securities	16.9	20.1	20.4
Total cash and marketable securities	22.9	25.1	26.1
Securities-in-transit (a)	(0.1)	(0.3)	—
Automotive gross cash	$22.8	$24.8	$26.1
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at September 30, 2014, 87% was held by consolidated entities domiciled in the United States.

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

	September 30, 2014	December 31, 2013	September 30, 2013
Automotive gross cash	$22.8	$24.8	$26.1
Available credit lines
Revolving credit facility, unutilized portion	10.1	10.7	10.7
Local lines available to foreign affiliates, unutilized portion	0.7	0.7	0.7
Automotive liquidity	$33.6	$36.2	$37.5

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

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Automotive gross cash at end of period	$22.8	$26.1	$22.8	$26.1
Automotive gross cash at beginning of period	25.8	25.7	24.8	24.3
Change in Automotive gross cash	$(3.0)	$0.4	$(2.0)	$1.8

Automotive income before income taxes (excluding special items)	$0.7	$2.3	$3.8	$6.0
Capital spending	(1.8)	(1.5)	(5.2)	(4.6)
Depreciation and tooling amortization	1.1	1.0	3.1	3.1
Changes in working capital (a)	(1.5)	(0.5)	(0.5)	0.4
Other/Timing differences (b)	0.8	0.3	1.9	0.7
Automotive operating-related cash flows	(0.7)	1.6	3.1	5.6

Separation payments	—	(0.1)	(0.1)	(0.2)
Net receipts from Financial Services sector (c)	0.2	—	0.4	0.3
Other	(0.3)	0.5	(0.2)	0.5
Cash flow before other actions	(0.8)	2.0	3.2	6.2

Changes in debt	(0.3)	(0.1)	(0.7)	0.8
Funded pension contributions	(0.3)	(1.1)	(1.1)	(3.9)
Dividends/Other items (d)	(1.6)	(0.4)	(3.4)	(1.3)
Change in Automotive gross cash	$(3.0)	$0.4	$(2.0)	$1.8
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, warranty, and timing differences between unconsolidated affiliate profits and dividends received. Also includes other factors, such as the impact of tax payments and vehicle financing activities between Automotive and FSG sectors.

(c)	Primarily distributions from Ford Holdings (Ford Credit’s parent) and tax payments received from Ford Credit.

(d)	In the third quarter of 2014, we used about $1.1 billion in cash to settle repurchases of 63.4 million shares of Ford Common Stock.

With respect to “Changes in working capital,” in general we carry relatively low Automotive sector trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced.  In addition, our inventories are lean because we build to order, not for inventory.  In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days.  As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. In addition, these working capital balances generally are subject to seasonal changes that can impact cash flow.  For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid.  The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.  In the third quarter of 2014, the unfavorable changes in working capital include the effects of the five weeks of downtime in the quarter at the Dearborn Truck Plant as we transition to the new F-150, as well as supplier parts shortages. As previously mentioned, the parts shortage issues that affected us in the third quarter have now been resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

					Memo:
	Third Quarter		First Nine Months		Full Year
	2014	2013	2014	2013	2013
Net cash provided by/(used in) operating activities	$0.6	$2.0	$6.7	$6.4	$7.7
Items included in operating-related cash flows
Capital spending	(1.8)	(1.5)	(5.2)	(4.6)	(6.6)
Proceeds from the exercise of stock options	0.1	0.1	0.2	0.3	0.3
Net cash flows from non-designated derivatives	—	(0.1)	0.1	(0.3)	(0.3)
Items not included in operating-related cash flows
Separation payments	—	0.1	0.1	0.2	0.3
Funded pension contributions	0.3	1.1	1.1	3.9	5.0
Tax refunds, tax payments, and tax receipts from affiliates	—	—	(0.2)	(0.3)	(0.3)
Other	0.1	(0.1)	0.3	—	—
Operating-related cash flows	$(0.7)	$1.6	$3.1	$5.6	$6.1

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

At September 30, 2014, the utilized portion of the revolving credit facility was $58 million, representing amounts utilized as letters of credit.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At September 30, 2014, an aggregate of $4.6 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank (“EIB”) Loans.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $503 million at September 30, 2014) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a credit facility for an aggregate amount of £450 million (equivalent to $728 million at September 30, 2014) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at September 30, 2014. Loans under the EIB Romania Facility and the EIB United Kingdom facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively, and mature on March 31, 2015 and September 11, 2015, respectively.

Other Automotive Credit Facilities. At September 30, 2014, we had $852 million of local credit facilities available to non-U.S. Automotive affiliates, of which $172 million had been utilized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	September 30, 2014	December 31, 2013
Automotive gross cash	$22.8	$24.8
Less:
Long-term debt	12.2	14.4
Debt payable within one year	2.7	1.3
Total debt	14.9	15.7
Net cash	$7.9	$9.1

Total debt at September 30, 2014 was $800 million lower than December 31, 2013, primarily reflecting three quarterly installment payments on the ATVM loan which totaled about $450 million and the repayment of a $300 million U.S. Export-Import Bank loan.

On October 21, 2014, we announced that we have elected to terminate holders’ conversion rights with respect to $883 million principal amount outstanding (carrying value of about $800 million, net of discount) of our 4.25% Senior Convertible Notes due November 15, 2016, effective November 20, 2014. Until November 19, 2014, holders will have the right to convert their notes. Although we have the right to settle any conversion with shares, cash, or a combination of shares and cash, we intend to settle conversions with shares. We also announced on October 21, 2014, that any convertible notes remaining outstanding on November 21, 2014 will be redeemed on that date for cash at a redemption price of the full principal amount, plus accrued and unpaid interest. This action will reduce Automotive debt by about $800 million in the fourth quarter of 2014, with no significant impact on cash flow expected.

We expect to reduce Automotive debt levels to about $10 billion by 2018.  We previously planned to achieve this by mid-decade, but because interest rates have not increased to more normal levels it became uneconomical to repurchase our outstanding debt securities, which continue to trade at significant premiums.  We plan to achieve the debt reduction by 2018 by using cash from operations to make quarterly installment payments on the ATVM loan and repay the EIB loans and other debt at maturity.

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

Based on improved near-term cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be at least $7.5 billion annually, and increasing to about $9 billion by 2020. Our capital spending was $6.6 billion in 2013 and $5.2 billion for the first nine months of 2014.

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
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
$110
$2
$6
$43
$53
$6
$11
$11
$112-115
~$2
~$6
$43-44
$53-56
~$6
$11-12
$9-11
Year-End 2012
Year-End 2013
3Q 2014
Year-End 2014 Fcst.
Securitized Funding as Percentage of Managed Receivables
47%
44%
39%
37-39%

(a) The Ford Interest Advantage program consists of floating rate demand notes

(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

(c) Excludes marketable securities related to insurance activities

At the end of the third quarter of 2014, managed receivables were $110 billion, and Ford Credit ended the quarter with about $11 billion in cash. Securitized funding was 39% of managed receivables.

Ford Credit is projecting 2014 year-end managed receivables of $112 billion to $115 billion and securitized funding as a percentage of managed receivables in the range of 37% to 39%. This percentage will continue to decline over time.

Public Term Funding Plan. The following table illustrates Ford Credit’s planned issuances for full-year 2014, its public term funding issuances through October 30, 2014, and its funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast	Through October 30	Full-Year 2013	Full-Year 2012
Unsecured	$ 11-14	$11	$11	$9
Securitizations (a)	14-15	13	14	14
Total	$ 26-29	$24	$25	$23
__________

(a)	Includes Rule 144A offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Through October 30, 2014, Ford Credit completed $24 billion of public term funding in the United States, Canada, Europe, Brazil, Mexico, and China, including about $11 billion of unsecured debt and $13 billion of securitizations.

For 2014, Ford Credit projects full-year public term funding in the range of $26 billion to $29 billion, consisting of $11 billion to $14 billion of unsecured debt and $14 billion to $15 billion of public securitizations.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	September 30, 2014	December 31, 2013
Liquidity Sources
Cash (a)	$10.6	$10.8
Committed ABS lines (b)	33.0	29.4
FCAR bank lines	—	3.5
FCE/Other unsecured credit facilities	1.9	1.6
Ford revolving credit facility allocation	2.0	—
Total liquidity sources	$47.5	$45.3

Utilization of Liquidity
Securitization cash (c)	$(2.4)	$(4.4)
Committed ABS lines	(15.7)	(14.7)
FCAR bank lines	—	(3.3)
FCE/Other unsecured credit facilities	(0.7)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(18.8)	(22.8)
Gross liquidity	28.7	22.5
Adjustments (d)	(1.7)	(1.1)
Net liquidity available for use	$27.0	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At September 30, 2014, Ford Credit had $47.5 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of its liquidity totaled $18.8 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $4 billion reflects lower securitization cash and the termination of the FCAR program.

Ford Credit ended the quarter with gross liquidity of $28.7 billion. Adjustments of $1.7 billion included other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables. Total liquidity available for use continues to remain strong at $27 billion at quarter end, $5.6 billion higher than year-end 2013. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2014, Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.6 billion, compared with $10.8 billion at year-end 2013.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are required for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for its short-term funding needs and give it flexibility in the use of its other funding programs.  Ford Credit’s cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Ford Credit’s cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.  The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  Ford Credit monitors its cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support Ford Credit’s securitization transactions of $2.4 billion and $4.4 billion at September 30, 2014 and December 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s substantial liquidity and cash balance have provided it the opportunity to selectively call and repurchase its unsecured and asset-backed debt through market transactions. In the third quarter and first nine months of 2014, Ford Credit called an aggregate principal amount of $0 and $216 million, respectively, of its unsecured debt, none of which would have matured in 2014.

Committed Liquidity Programs. Ford Credit and its subsidiaries, including FCE Bank plc (“FCE”), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33 billion ($20.7 billion of retail financing, $7 billion of wholesale financing, and $5.3 billion of operating lease assets) at September 30, 2014, of which $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $19.6 billion (of which $4.1 billion relates to FCE commitments) having maturities within the next 12 months and the remaining balance having maturities through 2017. Ford Credit plans to achieve capacity renewals to protect its global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Ford Credit’s ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as its ability to obtain interest rate hedging arrangements for certain securitization transactions. Ford Credit’s capacity in excess of eligible receivables protects it against the risk of lower than planned renewal rates. At September 30, 2014, $15.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit’s experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2014, Ford Credit and its majority-owned subsidiaries had $3.9 billion of contractually committed unsecured credit facilities with financial institutions, including the FAFC Credit Agreement (as defined below), the FCE Credit Agreement (as defined below), and the allocation under our revolving credit facility. At September 30, 2014, $3.2 billion was available for use.

On September 29, 2014, Ford Automotive Finance (China) Ltd. (“FAFC”) entered into a RMB 2 billion (equivalent to $0.3 billion at September 30, 2014) three-year syndicated term loan credit facility (the “FAFC Credit Agreement”), which became fully drawn on October 15, 2014. The FAFC Credit Agreement contains certain covenants, including an obligation for FAFC to maintain its capital adequacy ratio and core capital adequacy ratio at no less than the applicable regulatory minimums (currently 8.5% and 5.5%, respectively) and to comply with other regulatory requirements.

FCE’s £760 million (equivalent to $1.2 billion at September 30, 2014), syndicated credit facility (the “FCE Credit Agreement”) matures in 2017. At September 30, 2014, $0.6 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

As described above under “Liquidity and Capital Resources - Automotive Sector,” we have allocated $2 billion of commitments under the revolving credit facility to Ford Credit to grow its overall liquidity, supporting growth and expanded funding programs. At September 30, 2014, all $2 billion was available for use.

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
The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30, 2014	December 31, 2013
Total debt (a)	$104.0	$98.7
Equity	11.3	10.6
Financial statement leverage (to 1)	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30, 2014	December 31, 2013
Total debt (a)	$104.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.6)	(10.8)
Adjustments for derivative accounting (c)	(0.3)	(0.2)
Total adjusted debt	$93.1	$87.7

Equity	$11.3	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$11.0	$10.3
Managed leverage (to 1) (d)	8.5	8.5
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2014, Ford Credit’s managed leverage was 8.5:1, equal to December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company

Equity. At September 30, 2014, Total equity attributable to Ford Motor Company was $26.1 billion, about equal compared with December 31, 2013. This reflects favorable changes in Retained earnings, related to first nine months 2014 Net income attributable to Ford Motor Company of $3.1 billion, offset partially by cash dividends declared of $1.5 billion; favorable changes in Capital in excess of par value of stock, related to compensation-related equity issuances of about $300 million; favorable changes in Accumulated other comprehensive income/(loss) of about $100 million; and an increase in Treasury stock related to stock re-purchases of $2 billion.

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

The following ratings actions have been taken on us by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014:

•	On October 1, 2014, Fitch affirmed its ratings for Ford and Ford Credit, and maintained a positive outlook for both.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES (a)

Our third quarter 2014 production volumes and fourth quarter 2014 projected production volumes are as follows (in thousands):

	2014
	Third Quarter Actual		Fourth Quarter Forecast
	Units	O/(U) 2013	Units	O/(U) 2013
North America	695	(56)	715	(41)
South America	97	(28)	108	4
Europe	326	3	320	(13)
Middle East & Africa	20	7	19	2
Asia Pacific	352	17	375	13
Total	1,490	(57)	1,537	(35)
__________
(a) Includes production of Ford and JMC brand vehicles produced by our unconsolidated affiliates.

In the third quarter, total company production was about 1.5 million units, 57,000 units lower than a year ago. This was 45,000 units lower than our previous guidance.

The company expects fourth quarter production to be about 1.5 million units, down 35,000 units from a year ago because of planned shutdowns, including three weeks of downtime at the Dearborn Truck Plant for the new F-150. Compared with the third quarter, fourth quarter production is up 47,000 units. The increase is largely driven by the launch of new and freshened products, including Transit and Mustang.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We project global economic growth to be in the 2.5% range, with conditions in Europe and South America of particular concern. Global industry sales are expected to be about 87 million units. U.S. economic indicators and industry sales have remained steady through the third quarter, consistent with economic growth in the 3% range. In South America, Brazil is in a recession with post-election related policy uncertainty. Negative growth also is expected in Argentina and Venezuela with ongoing policy and exchange risks. In Europe, incoming data has weakened, with Euro Area GDP growth projected to be less than 1% this year. Conditions in the U.K. are more favorable, with growth projected in the 3% range. The outlook for Russia is challenging and fluid, with very slow GDP growth, inflationary pressures, and a weaker currency. In Asia Pacific, China’s economic growth is projected in the 7.5% range, with the ongoing property market weakness reflected in our outlook for 2014; consumer sentiment supports continued growth in vehicle sales, but at a more modest pace in the second half of the year. With initial signs of improvement, growth in India is now projected to be in the 5% to 5.5% range. Challenges remain, however, with high inflation and interest rates as impediments to stronger growth.

2014 Key Metrics — Business Units

Our profit outlook for our business units, along with our outlook for net interest expense, is as follows:

				Memo:
	2013	2014 Full Year		2014 First
	Full Year	Compared with 2013		Nine Months
	Results	Plan	Outlook	Results
Automotive (Mils.) (a)
North America	$8,809	Lower	On Track	$5,350
- Operating Margin	10.2%	8 - 9%	Low End Of Range	8.7%
South America	$(33)	About Equal	About $(1,000)	$(975)
Europe	(1,442)	Better	About $(1,200)	(619)
Middle East & Africa	(69)	About Breakeven	On Track	62
Asia Pacific	327	About Equal	About $700	494
Net Interest Expense	(801)	About Equal	About $(700)	(500)
Ford Credit (Mils.)	$1,756	About Equal	$1,800 - $1,900	$1,431
__________
(a) Excludes special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2014 include the following:

				Memo:
	2013	2014		2014 First
	Full Year	Full Year		Nine Months
	Results	Plan	Outlook	Results
Planning Assumptions (Mils.)
Industry Volume (a) -- U.S.	15.9	16.0 - 17.0	16.8	16.7
-- Europe 20	13.8	13.5 - 14.5	14.5	14.5
-- China	22.2	22.5 - 24.5	23.8	23.5

Key Metrics
Automotive (Compared with 2013):
- Revenue (Bils.)	$139.4	About Equal	On Track	$102.0

- Operating Margin (b)	5.4%	Lower	On Track	4.2%

- Operating-Related Cash Flow (Bils.) (c)	$6.1	Substantially Lower	Lower	$3.1

Ford Credit (Compared with 2013):
- Pre-Tax Profit (Bils.)	$1.8	About Equal	$1.8 - $1.9	$1.4

Company:
- Pre-Tax Profit (Bils.) (c)	$8.6	$7 - $8	About $6	$5.2
__________

(a)	Based, in part, on estimated vehicle registrations; includes medium and heavy trucks

(b)	Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue

(c)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

For 2014, we now expect full year industry volume of about 16.8 million units in the U.S., about 14.5 million units in the Europe 20 markets, and about 23.8 million units in China.

In terms of our financial performance, we continue to expect Automotive revenue to be about equal to 2013, Automotive operating margin to be lower than 2013, and Automotive operating-related cash flow to be lower than 2013, including capital spending of about $7.5 billion.

We continue to expect Ford Credit pre-tax profit of $1.8 billion to $1.9 billion.

We also continue to expect our full-year operating effective tax rate to be about 35%, assuming retroactive extension of U.S. research credit legislation in the fourth quarter.

This year is a critical building block in the One Ford plan. We continue to expect our full year total pre-tax profit, excluding special items, to be about $6 billion. We are on track with our record 23 global new product launches in preparation for a more profitable 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2015 include the following:

Outlook
Planning Assumptions (Mils.)
	Industry Volume (a) -- U.S.	16.8 - 17.5
	-- Europe 20	14.8 - 15.3
	-- China	24.0 - 26.0

Key Metrics
Automotive:
	- Revenue	Higher (c)

	- Operating Margin (b)	Higher (c)

	- Operating-Related Cash Flow (b)	Positive

Ford Credit:
	- Pre-Tax Profit	Equal To Or Higher (c)

Company:
	- Pre-Tax Profit (Bils.) (b)	$8.5 - $9.5
__________
(a)	Includes medium and heavy trucks
(b)	Excludes special items
(c)	Compared with 2014

In 2015, we expect to realize the benefits of our global product investment and growth strategies, and will continue our strong product push with 16 global vehicle launches. We expect total pre-tax profit, excluding special items, to be significantly higher — in the $8.5 billion to $9.5 billion range — with all five Automotive regions improving on 2014 results.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2014 and 2013 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of September 30, 2014, was a liability of $154 million compared with an asset of $158 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.2 billion at September 30, 2014, compared with $2 billion at December 31, 2013.

Commodity Price Risk. The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of September 30, 2014 was a liability of $8 million, compared with an asset of $4 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $64 million at September 30, 2014, compared with $70 million at December 31, 2013.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit’s pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2014, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $34 million over the next 12 months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Apartheid Litigation (as previously reported on page 28 of our 2013 Form 10-K Report). As previously reported, we are a defendant in purported class action lawsuits seeking unspecified damages on behalf of South African citizens who suffered violence and oppression under South Africa’s apartheid regime. The lawsuits allege that the defendant companies aided and abetted the apartheid regime and its human rights violations. On August 28, 2014, the District Court denied plaintiffs' motions for leave to amend their complaints and dismissed the complaints with prejudice. Plaintiffs have appealed.

ITEM 1A.  Risk Factors.

In Item 1A of our 2013 Form 10-K Report, we included the risk factor “New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.” The following is an update to that risk factor:

In September 2014, the Consumer Financial Protection Bureau (“CFPB”) proposed supervising the largest nonbank automotive finance companies, such as Ford Credit, which is the initial step that is expected to lead to examinations of such nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2014, we announced a share repurchase program for up to approximately 116 million shares of our Common Stock. The program was completed in August 2014. About 103 million shares were repurchased to offset the dilutive effect of our 4.25% Senior Convertible Notes due Nov. 15, 2016, and 12.6 million shares were repurchased to offset the dilutive effect of share-based employee incentive compensation granted in 2014. During the third quarter of 2014, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	39,599,884	$17.54	39,599,884	18.4 million shares
August 1, 2014 through August 31, 2014	18,400,116	17.11	18,400,116	—
September 1, 2014 through September 30, 2014	—	—	—	—
Total/Average	58,000,000	$17.40	58,000,000

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	October 31, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 31, 2014, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.