Form 10-K
period 2014-12-31
FORD MOTOR CO
filed 2015-02-13
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, Ford had outstanding 3,837,638,073 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($17.24 per share), the aggregate market value of such Common Stock was $66,160,880,379.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2014 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 14, 2015 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of February 6, 2015, Ford had outstanding 3,885,089,749 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.86 per share), the aggregate market value of such Common Stock was $61,617,523,419.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

94

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global automotive industry leader based in Dearborn, Michigan. We manufacture or distribute automobiles across six continents. With about 187,000 employees and 62 plants worldwide, our automotive brands include Ford and Lincoln. We provide financial services through Ford Motor Credit Company.

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, Code of Ethics for Senior Financial Personnel, Code of Ethics for the Board of Directors, Code of Corporate Conduct for all employees, and the Charters for each of the Committees of our Board of Directors.  In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our corporate website.  All of these documents may be accessed by going to our corporate website, or may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

Our recent periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at http://shareholder.ford.com. This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those Reports.  Recent Section 16 filings made with the SEC by the Company or any of our executive officers or directors with respect to our Common Stock also are made available free of charge through our website.  We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov.

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

The reportable segments within our Automotive and Financial Services sectors at December 31, 2014 were as described in the table below:

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

Middle East & Africa
Primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories in the Middle East and Africa, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Asia Pacific
Primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories in the Asia Pacific region, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories.

Financial Services:	Ford Credit	Primarily includes vehicle-related financing and leasing.
	Other Financial Services	Includes a variety of businesses, including holding companies and real estate-related activities.

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2014, we sold approximately 6,323,000 vehicles at wholesale throughout the world.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, 2014, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2014
Ford	10,938
Ford-Lincoln (combined)	869
Lincoln	173
Total	11,980

We do not depend on any single customer or a few customers to the extent that the loss of such customers would have a material adverse effect on our business.

In addition to the products we sell to our dealerships for retail sale, we also sell vehicles to our dealerships for sale to fleet customers, including commercial fleet customers, daily rental car companies, and governments.  We also sell parts and accessories, primarily to our dealerships (which in turn sell these products to retail customers) and to authorized parts distributors (which in turn primarily sell these products to retailers). We also offer extended service contracts.

The worldwide automotive industry is affected significantly by general economic conditions over which we have little control.  Vehicles are durable goods, and consumers have latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth,

Item 1. Business (Continued)

geopolitical events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of financing and fuel).  As we recently have seen in the United States and Europe, in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

Our industry has a very competitive pricing environment, driven in part by industry excess capacity, which is concentrated in Europe and Asia but affects other markets because much of this capacity can be redirected to other markets. The decline in the value of the yen during the past three years also has contributed significantly to competitive pressures in many of our markets. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the “Overview” section in Item 7.

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

Item 1. Business (Continued)

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We currently have approximately 30,400 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just under five and a half years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

Warranty Coverage, Field Service Actions, and Customer Satisfaction Actions.  We currently provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product and the geographic location of its sale.   Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls, emission recalls, and other product campaigns), and for customer satisfaction actions.

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 27 of the Notes to the Financial Statements.

Item 1. Business (Continued)

Industry Sales Volume

Industry sales volume in each region and in certain key markets within each region during the past three years were as follows (in millions of units):

	Industry Sales Volume (a)
	2014	2013	2012
United States	16.8	15.9	14.8
Canada	1.9	1.8	1.7
Mexico	1.2	1.1	1.0
North America	20.2	19.1	17.8

Brazil	3.5	3.8	3.8
Argentina	0.7	0.9	0.8
South America	5.3	5.9	5.9

Britain	2.8	2.6	2.3
Germany	3.4	3.3	3.4
Russia	2.5	2.8	3.0
Turkey	0.8	0.9	0.8
Europe (b)	18.6	18.3	18.6

Middle East & Africa	4.2	3.9	4.0

China	24.0	22.2	19.0
Australia	1.1	1.1	1.1
India	3.2	3.3	3.6
ASEAN (c)	3.1	3.5	3.4
Asia Pacific	39.6	37.8	34.8

Global	87.9	85.0	81.1
______________

(a)
Industry sales volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe and is based, in part, on estimated vehicle registrations.

(b)
Europe 20 industry sales volume was 14.6 million, 13.8 million, and 14.1 million in 2014, 2013, and 2012, respectively. Europe 20 consists of Austria, Belgium, Britain, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, and Switzerland.

(c)	ASEAN includes Indonesia, Philippines, Thailand, Vietnam, and Malaysia.

Item 1. Business (Continued)

Wholesales

Our wholesale unit volumes in each region and in certain key markets within each region during the past three years were as follows (in thousands of units):

	Wholesales (a)(b)
	2014	2013	2012
United States	2,457	2,608	2,302
Canada	288	283	281
Mexico	77	91	83
North America	2,842	3,006	2,693

Brazil	320	364	336
Argentina	94	118	107
South America	463	538	498

Britain	425	379	337
Germany	237	227	208
Russia	57	105	134
Turkey	91	114	108
Europe	1,387	1,317	1,295

Middle East & Africa	192	199	221

China	1,116	936	627
Australia	80	85	94
India	77	80	87
ASEAN	94	99	95
Asia Pacific	1,439	1,270	961

Total Company	6,323	6,330	5,668
______________

(a)	Wholesale unit volumes include sales of medium and heavy trucks.

(b)
Wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local brand units produced by our unconsolidated Chinese joint venture Jiangling Motors Corporation, Ltd. (“JMC”) that are sold to dealerships. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue.

Item 1. Business (Continued)

Market Share

Our market share in each region and in certain key markets within each region during the past three years was as follows:

	Market Share (a)
	2014	2013	2012
United States	14.7%	15.7%	15.2%
Canada	15.5	15.9	16.1
Mexico	6.9	8.0	8.2
North America	14.2	15.2	14.8

Brazil	9.4%	9.4%	9.1%
Argentina	14.1	12.6	12.3
South America	8.9	8.9	8.6

Britain	14.5%	14.6%	14.9%
Germany	7.1	6.9	6.8
Russia	2.6	3.8	4.3
Turkey	11.7	12.9	13.8
Europe (b)	7.2	7.3	7.4

Middle East & Africa	4.7%	5.0%	4.3%

China	4.5%	4.1%	3.2%
Australia	7.2	7.7	8.1
India	2.4	2.5	2.4
ASEAN	3.1	2.7	2.6
Asia Pacific (c)	3.5	3.3	2.6

Global	7.2%	7.3%	6.9%
______________

(a)
Market share represents reported retail sales of our brands as a percent of total industry sales volume in the relevant market or region. Market share is based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

(b)	Europe 20 market share was 8.0%, 7.8%, and 7.9% in 2014, 2013, and 2012, respectively.

(c)	Asia Pacific market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.

Item 1. Business (Continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Our wholly-owned subsidiary Ford Motor Credit Company LLC (“Ford Credit”) offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit earns its revenue primarily from payments made under retail installment sale and lease contracts that it originates and purchases; interest rate supplements and other support payments from us and our subsidiaries; and payments made under dealer financing programs.

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and operating leases which it classifies into two portfolios— “consumer” and “non-consumer.”  Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of our vehicles from dealers for personal and commercial use.  Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail customers, government entities, daily rental car companies, and fleet customers. Finance receivables in the non-consumer portfolio include products offered to automotive dealers. Ford Credit makes wholesale loans to dealers to finance the purchase of vehicle inventory (i.e., floorplan financing), as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily related to the sale of parts and accessories to dealers, receivables from Ford-related loans, and certain used vehicles from daily rental fleet companies.

Ford Credit does business in the United States and Canada through business centers. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operation is managed through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”). Within Europe, FCE’s largest markets are the United Kingdom and Germany, representing approximately 67% of FCE’s finance receivables and operating leases.

The following table shows Ford Credit’s financing shares of new Ford and Lincoln vehicles sold by dealers in the United States and new Ford vehicles sold by dealers in Europe, as well as its wholesale financing shares of new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe:

	Years Ended December 31,
	2014	2013	2012
United States - Financing Share
Retail installment and lease	45%	40%	38%
Wholesale	77	77	78

Europe - Financing Share
Retail installment and lease	36%	34%	32%
Wholesale	98	98	98

See Item 7 and Notes 5, 6, and 7 of the Notes to the Financial Statements for a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for discussion of how Ford Credit manages its financial market risks.

We routinely sponsor special retail and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit.  In order to compensate Ford Credit for the lower interest or lease payments offered to the retail customer, we pay the value of the incentive directly to Ford Credit when it originates the retail finance or lease contract. These programs increase Ford Credit’s financing volume and share.  See Note 2 of the Notes to the Financial Statements for information about our accounting for these programs.

On April 30, 2014, we entered into a Relationship Agreement with Ford Credit, pursuant to which, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  No capital contributions have been made pursuant to this agreement.  The agreement also limits to $2 billion the amount Ford Credit may borrow under our Second Amended and Restated Credit Agreement dated as of April 30, 2014. In a separate agreement with FCE, Ford Credit also has agreed to maintain FCE’s net worth in excess of $500 million; no payments have been made pursuant to that agreement.

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

Vehicle Emissions Control

U.S. Requirements - Federal Emissions Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. In 2014, the EPA finalized new “Tier 3” regulations that phase in increasingly stringent motor vehicle emissions standards beginning with the 2017 model year; compliance with these standards could be challenging. Compliance with automobile emission standards depends in part on the widespread availability of high-quality and consistent automotive fuels that the vehicles were designed to use. Fuel variables that can affect vehicle emissions include ethanol content, octane rating, and the use of metallic-based fuel additives, among other things. There are various ongoing regulatory and judicial proceedings related to fuel quality at the national and state level, and the outcome of these proceedings could affect vehicle manufacturers’ warranty costs as well as their ability to comply with vehicle emission standards.

U.S. Requirements - California and Other State Emissions Standards.  Pursuant to the Clean Air Act, California may establish its own unique vehicle emissions control standards; the California standards can also be adopted by other states. The California Air Resources Board has adopted “LEV III” standards, which took effect with the 2015 model year and impose increasingly stringent tailpipe and evaporative emissions requirements for light and medium duty vehicles. Thirteen states, primarily located in the Northeast and Northwest, have adopted the LEV III standards.

The California vehicle emissions program also includes requirements for manufacturers to produce and deliver for sale so-called zero-emission vehicles (“ZEVs”). The current ZEV regulations mandate substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles, particularly for the 2018 - 2025 model years. By the 2025 model year, approximately 15% of a manufacturer’s total California sales volume will need to be made up of such vehicles. Compliance with the 2018 - 2025 model year ZEV rules could have a substantial adverse effect on our sales volumes and profits. We are concerned that the market and infrastructure in California may not support the large volumes of advanced-technology vehicles that manufacturers will be required to produce, especially if gasoline prices remain relatively low. We also are concerned about enforcement of the ZEV mandate in other states that have adopted California’s ZEV program, where the existence of a market for such vehicles is even less certain. CARB conducts periodic reviews of its upcoming ZEV requirements, taking into account factors such as technology developments and market acceptance. Ford and the industry will be active participants in such reviews, with the goal of ensuring that ZEV requirements are feasible and not excessively burdensome.

European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new “Stage V” emissions standards took effect for vehicle registrations starting in January 2011; Stage VI requirements apply from September 2014, with a second phase beginning in September 2017.  Stage V particulate standards drove the deployment of particulate filters in diesel engines, and Stage VI further tightens the standard for oxides of nitrogen.  This will drive the need for additional diesel exhaust after-treatment, which will add cost and potentially impact the diesel CO2 advantage.  These technology requirements add cost and further erode the fuel economy cost/benefit advantage of diesel vehicles. The additional requirements for the second phase of Stage VI will further increase the stringency of particle emissions for direct injection gasoline vehicles, and apply more demanding on-board diagnostic thresholds for all vehicles. The costs associated with additional testing that may be required for the second phase of Stage VI concerning real driving emissions could be significant.

Item 1. Business (Continued)

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China adopted emission regulations for large cities based on European Stage V emissions standards. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles.  Although these countries have adopted regulations based UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for these markets.  Canadian criteria emissions regulations are aligned with U.S. Tier 2 requirements discussed above. In September 2014, the Canadian federal government published the proposed amendments to the On-Road Vehicle and Engine Emission Regulations and the Sulphur in Gasoline Regulations. The final regulations are expected to align standards with the U.S. Tier 3 regulations.

Furthermore, not all countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted.  This could lead to compliance problems, particularly if on-board diagnostic or in-use surveillance requirements are implemented. Japan has unique standards and test procedures, which may require that unique emissions control systems be designed for the Japanese market.

Brazil, Argentina, and Chile have also introduced more stringent emissions standards.  Since 2012, Brazil has applied European Stage V emissions and on-board diagnostic standards for heavy trucks, and more stringent light vehicle limits.  Argentina also will apply light vehicle Stage V standards beginning in 2015 (for new vehicle homologations) and 2017 (for new vehicle registrations). Chile introduced more stringent emission standards (i.e., European Stage V or corresponding U.S. emissions standards) nationwide for light and medium duty vehicles in September 2014. Since October 2014, new heavy duty vehicle models are required to meet Stage V (or corresponding U.S. emissions standards). All other new heavy vehicles are required to meet these standards beginning October 2015.

Vehicle Fuel Economy and Greenhouse Gas Standards

U.S. Requirements - Light Duty Vehicles.  Federal law requires that light duty vehicles meet minimum corporate average fuel economy (“CAFE”) standards set by the National Highway Traffic Safety Administration (“NHTSA”).  A manufacturer is subject to substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer’s fleet of domestic passenger cars, imported passenger cars, and light trucks, respectively.

The EPA also regulates vehicle greenhouse gas emissions under the Clean Air Act. Because the vast majority of greenhouse gases emitted by a vehicle are the result of fuel combustion, greenhouse gas emission standards effectively are fuel economy standards. Thus, it is necessary for NHTSA and EPA to coordinate with each other on their fuel economy and greenhouse gas (“GHG”) standards, respectively, to avoid potential inconsistencies.

In 2010, EPA and NHTSA jointly promulgated regulations establishing the “One National Program” of CAFE and GHG regulations for light duty vehicles for the 2012-2016 model years. In 2012, EPA and NHTSA jointly promulgated regulations extending the One National Program framework through the 2025 model year. These rules require manufacturers to achieve, across the industry, a light duty fleet average fuel economy of approximately 35.5 mpg by the 2016 model year, 45 mpg by the 2021 model year, and 54.5 mpg by the 2025 model year. Each manufacturer’s specific task depends on the mix of vehicles it sells. The rules include the opportunity for manufacturers to earn credits for technologies that achieve real-world CO2 reductions, and fuel economy improvements that are not captured by EPA fuel economy test procedures. Manufacturers also can earn credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems.

The One National Program standards become increasingly stringent over time, and they will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. The rules provide for a midterm evaluation process under which, by 2018, EPA and NHTSA will re-evaluate their standards for model years 2022-2025 in order to ensure that those standards are feasible and optimal in light of intervening events. We are particularly concerned about the commercial feasibility of meeting the 2022-2025 model year GHG and CAFE standards, and therefore the midterm evaluation process is very important to Ford and the auto industry. Ford’s ability to comply with the 2022-2025 model year standards remains unclear because of the many unknowns regarding technology development, market conditions, and other factors so far into the future. We intend to be an active participant in the midterm evaluation process for these standards. Our concern about the feasibility of the fuel economy / GHG standards also extends to some of the pre-2022 model year standards, which are not covered by the midterm evaluation.

Item 1. Business (Continued)

If the agencies seek to impose and enforce fuel economy and GHG standards that are misaligned with market conditions, we likely would be forced to take various actions that could have substantial adverse effects on our sales volume and profits. Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for our most fuel-efficient cars and light trucks; and ultimately curtailing the production and sale of certain vehicles such as high-performance cars, utilities, and/or full-size light trucks, in order to maintain compliance.

California has asserted the right to regulate motor vehicle GHG emissions, and other states have asserted the right to adopt the California standards. With the adoption of the federal One National Program standards discussed above, California and the other states have agreed that compliance with the federal program would satisfy compliance with any purported state GHG requirements for the 2012-2025 model years. This avoids a patchwork of potentially conflicting federal and state GHG standards. Should California and other states ever renew their efforts to enforce state-specific motor vehicle GHG rules, this would impose significant costs on automotive manufacturers.

U.S. Requirements - Heavy Duty Vehicles. EPA and NHTSA have jointly promulgated GHG and fuel economy standards on heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. In 2015, EPA and NHTSA are expected to issue a notice of proposed rulemaking on a new round of standards for these vehicles, covering model year 2019 and beyond. Ford plans to review and comment on the proposed standards. As the heavy-duty standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 that limits the industry fleet average to a maximum of 130 grams per kilometer (“g/km”), using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions (“eco-innovations”), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets, with fees ranging from €5 to €95 per vehicle per g/km shortfall in the years 2012–2018, and €95 per g/km shortfall beginning in 2019. Manufacturers will be permitted to use a pooling agreement between wholly-owned brands to share the burden. Further pooling agreements between different manufacturers also are possible, although it is not clear that these will be of much practical benefit under the regulations. Starting in 2020, an industry target of 95 g/km has been set. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland has introduced similar rules, which began phasing-in starting in July 2012 with the same targets (which likely also will include a 2020 target of 95 g/km), although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impact our average fleet performance.

In separate legislation, “complementary measures” have been mandated, including requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament have approved a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in from 2014–2017), and 147 g/km in 2020; it is likely that other European countries, like Switzerland, will implement similar rules but under even more difficult conditions. This regulation also provides different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for so-called “multi-stage vehicles” (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, “super-credits” for vehicles below 50 g/km, and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

The United Nations has a project underway to develop a new technical regulation for passenger car emissions and CO2. This new world light duty test procedure (“WLTP”) is focused primarily on delivering realistic CO2 and fuel consumption figures. The introduction of WLTP in Europe is likely to start with updates to CO2 labeling beginning in 2019 and could lower certain consumer label values. Costs associated with new or incremental testing for WLTP could be significant. The European Commission continues to apply political pressure for mandatory WLTP testing for regulated emissions and CO2 starting in September 2017. The European Commission has assured equivalent stringency to the existing fleet average rules for each automobile manufacturer if the 2020 fleet average targets are required to be measured on WLTP instead of under the current European NEDC requirements.

Item 1. Business (Continued)

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

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the new U.S. CAFE standards for the 2011 model year and U.S. EPA GHG regulations for the 2012-2016 model years.  In October, 2014, the Canadian federal government published the final changes to the regulation for light duty vehicles, which maintain alignment with U.S. EPA vehicle GHG standards for the 2017-2025 model years. The final regulation for 2014-2018 heavy duty vehicles was published in February 2013.

Mexico adopted fuel economy/CO2 standards, based on the U.S. One National Program framework, that took effect in 2014.

Many Asia Pacific countries (such as Australia, China, Japan, India, South Korea, Taiwan, and Vietnam) are developing or enforcing fuel efficiency or labeling targets. For example, South Korea and Japan have set fuel efficiency targets for 2020, with incentives for early adoption. China published standards for Stage IV fuel efficiency targets for 2016–2020. The fuel efficiency targets will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for light duty vehicles with a spark ignition engine. Brazil also published a new automotive regime which requires participation in the fuel economy labeling program. It establishes a minimum absolute CAFE value as a function of Fleet Corporate Average Mass for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction for customers. Additional tax reductions are available if further fuel efficiency improvements are achieved. A severe penalty system will apply to qualified manufacturers failing to meet fuel efficiency requirement for the 2013–2017 sales period. Chile introduced requirements for fuel consumption and CO2 emissions levels of light duty vehicles to be posted at sales locations and in owner manuals beginning in February 2013. Chile introduced a tax based on urban fuel consumption and NOx emission for light and medium vehicles beginning in late 2014. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

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

Item 1. Business (Continued)

Other National Requirements.  The EU and many countries around the world have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced United Nations Economic Commission for Europe (“UN-ECE”) regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New safety and recall requirements in China, India, and Gulf Cooperation Council countries also may add substantial costs and complexity to our global recall practice. In South America, additional safety requirements are being introduced or proposed in Argentina, Brazil, Chile (mainly for heavy vehicles), Ecuador, and Uruguay, influenced by Latin NCAP, which may be a driver for similar actions in other countries.  In Canada, regulatory requirements are currently aligned with U.S. regulations. However, recent amendments to the Canadian Motor Vehicle Safety Act could introduce broad powers to the Minister of Transport to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it would be in the interest of safety.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Automotive
North America	90	84
South America	16	18
Europe	47	50
Middle East & Africa	3	3
Asia Pacific	25	20
Financial Services
Ford Credit	6	6
Total	187	181

The year-over-year increase in employment primarily reflects hiring in North America and Asia Pacific to support product-led growth initiatives and increased vehicle production.

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

In 2011, we entered into a four-year collective bargaining agreement with the UAW. The agreement covers approximately 50,000 employees, and maintained our progress on improving competitiveness in the United States by providing for lump-sum payments (in lieu of general wage increases and cost of living increases) and continuation of an entry-level wage structure.

In 2014, we negotiated collective bargaining agreements (covering wages, benefits and/or other employment provisions) with labor unions in Argentina, Brazil, France, Germany, Italy, Mexico, and Thailand.

In 2015, we will negotiate collective bargaining agreements (covering wages, benefits and/or other employment provisions) with labor unions in Brazil, China, France, Germany, Italy, Mexico, Romania, Russia, Thailand, United Kingdom, and United States.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  Engineering, research, and development expenses for 2014, 2013, and 2012 were $6.9 billion, $6.4 billion, and $5.5 billion, respectively.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors.  Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability. If industry vehicle sales were to decline to levels significantly below our planning assumption, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors, such as occurred during 2008 and 2009, our financial condition and results of operations would be substantially adversely affected. For discussion of economic trends, see the “Overview” section of Item 7.

Decline in Ford’s market share or failure to achieve growth. To maintain competitive economies of scale and grow our global market share, we must grow our market share in fast-growing newly developed and emerging markets, particularly in our Asia Pacific region and our Middle East & Africa region, as well as maintain or grow market share in mature markets. Our market share in certain growing markets, such as China, is lower than it is in our mature markets. A significant decline in our market share in mature markets or failure to achieve growth in newly developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors, could have a substantial adverse effect on our financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford’s new or existing products. Although we conduct extensive market research before launching new or refreshed vehicles, many factors both within and outside our control affect the success of new or existing products in the marketplace. Offering vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond our current planning assumption could result in an immediate and substantial adverse impact on our financial condition and results of operations. Although we have a balanced portfolio of small, medium, and large cars, utilities, and trucks with competitive fuel efficiency, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than our current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—still could have a substantial adverse effect on our financial condition and results of operations.

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

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2015 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 29 million units in 2014. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

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

Adverse effects resulting from economic, geopolitical, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world. For example, the financial crisis that began in the United States in 2008 quickly spread to other markets; natural disasters in Japan and Thailand during 2011 caused production interruptions and delays not just in Asia Pacific but other regions around the world; and episodes of increased geopolitical tensions or acts of terrorism have at times caused adverse reactions that may spread to economies around the globe.

Concerns persist regarding the debt burden of certain countries that have adopted the euro currency (“euro area countries”) and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. Such a scenario—or the perception that such a development is imminent—could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

In addition, we have operations in various markets with volatile economic or political environments and are pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. government and other governments could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

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

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. We have defined benefit retirement plans in the United States that cover many of our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). See Note 12 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us that are not fully funded and will require additional cash contributions, which could impair our liquidity.

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

Item 1A. Risk Factors (Continued)

Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns). The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For discussion of our assumptions, see “Critical Accounting Estimates” in Item 7 and Note 12 of the Notes to the Financial Statements.

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2014, we had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, we renewed for an additional three-year period our tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. Our shareholders approved the renewal at our annual meeting in May 2013.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may be in tension with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to our vehicles could increase the risk of defects or customer dissatisfaction. In 2014, there was an unprecedented increase in both the number of safety recalls by manufacturers in the United States and vehicles involved in those recalls due, in part, to significant public and governmental attention on the recall process at one of our domestic competitors and NHTSA’s expanded definition of safety defects. In addition, NHTSA’s enforcement strategy shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. These recall and warranty costs could be exacerbated to the extent they relate to global platforms. Furthermore, launch delays or recall actions also could adversely affect our reputation or market acceptance of our products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products.”

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. For example, as discussed above under “Item 1. Business - Governmental Standards,” in the United States the CAFE standards for light duty vehicles are 35.5 mpg by the 2016 model year, 45 mpg by the 2021 model year, and 54.5 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles beginning in the 2018 model year. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

Item 1A. Risk Factors (Continued)

In recent years, we have made significant changes to our product cycle plan to improve the overall fuel economy of vehicles we produce, thereby reducing their GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The current fuel economy, CO2, and ZEV standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. The cost to comply with existing government regulations is substantial, and future, additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” (“Item 1”) above. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales.

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

Item 1A. Risk Factors (Continued)

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier. We are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of our facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could harm our reputation and subject us to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under our Second Amended and Restated Credit Agreement dated as of April 30, 2014 and as further amended (the “revolving credit facility”), we are able to borrow, repay, and then re-borrow up to $12.2 billion. Certain of our subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see “Liquidity and Capital Resources” in Item 7 and Note 13 of the Notes to the Financial Statements.

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

Item 1A. Risk Factors (Continued)

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

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

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act (“Act”) in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer finance protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing. In September 2014, the CFPB issued a proposed rule for the supervision of the largest nonbank automotive finance companies, such as Ford Credit. This is the initial step that is expected to lead to examinations of nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

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

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. About half of our distribution centers are leased (we own approximately 51% of the total square footage, and lease the balance). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

We and the entities that we consolidated as of December 31, 2014 use eight regional engineering, research, and development centers, and 62 manufacturing plants as shown in the table below:

Segment	Plants
North America	30
South America	8
Europe	12
Middle East & Africa	2
Asia Pacific	10
Total	62

Included in the number of plants shown above are plants that are operated by us or our consolidated joint ventures that support our Automotive sector. The significant consolidated joint ventures and the number of plants each owns are as follows:

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

In addition to the plants that we operate directly or that are operated by our consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of these joint ventures are as follows:

•
AutoAlliance (Thailand) Co., Ltd. (“AAT”) — a 50/50 joint venture between Ford and Mazda that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic and export sales.

Item 2. Properties (Continued)

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

•
Blue Diamond Truck, S. de R.L. de C.V. (“Blue Diamond Truck”) — a joint venture between Ford (25% partner) and Navistar (75% partner), in which the two partners share equal voting rights.  Blue Diamond Truck develops and manufactures medium-duty commercial trucks at its plant in Escobedo, Mexico and sells the vehicles to Navistar and us for distribution.  The Blue Diamond Truck joint venture is scheduled to terminate at the end of April 2015, after which we will in-source production of F-650/750 trucks to our Ohio Assembly Plant.

•
Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF currently operates three assembly plants with total annual production capacity of about 1 million vehicles, an engine plant, and a transmission plant in China where it produces and distributes an expanding variety of Ford passenger vehicle models. CAF is constructing an assembly plant in Hangzhou, which is expected to launch in 2015 and will provide CAF with capacity for an additional 300,000 vehicles.

•
Changan Ford Mazda Engine Company, Ltd. (“CFME”) — a joint venture among Ford (25% partner), Mazda (25% partner), and Changan (50% partner).  CFME is located in Nanjing, and produces engines for Ford and Mazda vehicles manufactured in China.

•
Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”) — a joint venture in Turkey among Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is a major supplier to us of the Transit, Transit Custom, and Transit Courier commercial vehicles and is our sole distributor of Ford vehicles in Turkey. Ford Otosan also makes the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license from us.  The joint venture owns two plants, a parts distribution depot, a product development center, and a new research and development center in Turkey.

•
Ford Sollers Netherlands B.V. (“Ford Sollers”) — a 50/50 joint venture between Ford and Sollers OJSC (“Sollers”). The joint venture primarily is engaged in manufacturing a range of Ford passenger cars and light commercial vehicles for sale in Russia, and has an exclusive right to manufacture, assemble, and distribute certain Ford vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture has been approved to participate in Russia’s industrial assembly regime, which qualifies it for reduced import duties for parts imported into Russia. In addition to its three existing manufacturing facilities in Russia, Ford Sollers plans to launch an engine plant in Russia in 2015.

•
Getrag Ford Transmissions GmbH (“GFT”) — a 50/50 joint venture with Getrag International GmbH, a German company. GFT operates plants in Halewood, England; Cologne, Germany; Bordeaux, France; and Kechnex, Slovakia to produce, among other things, manual transmissions for our Europe business unit.

•
JMC — a publicly-traded company in China with Ford (32% shareholder) and Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangling Holdings, Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 27% of its total outstanding shares.  JMC assembles the Ford Transit van, Ford diesel engines, and non-Ford vehicles for distribution in China and in other export markets. JMC operates two plants in Nanchang with total annual production capacity of about 500,000 vehicles, and plans to launch a new engine plant in Nanchang in 2015. JMC also is constructing a new plant in Taiyuan to assemble heavy duty trucks and engines.

•
Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (6.75% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (93.25% partner). The joint venture supplies aluminum engine and other components from its plants located in regions in which we do business.

The facilities described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our and our joint ventures’ products.

The furniture, equipment, and other physical property owned by our Financial Services operations are not material in relation to the operations’ total assets.

Item 2. Properties (Continued)

ITEM 3. Legal Proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. See Note 27 of the Notes to the Financial Statements for discussion of loss contingencies. Following is a discussion of our significant pending legal proceedings:

PRODUCT LIABILITY MATTERS

We are a defendant in numerous actions in state and federal courts within and outside of the United States alleging damages from injuries resulting from (or aggravated by) alleged defects in our vehicles. In many, no dollar amount of damages is specified, or the specific amount alleged is the jurisdictional minimum. Our experience with litigation alleging a specific amount of damages suggests that such amounts, on average, bear little relation to the actual amount of damages, if any, that we will pay in resolving such matters.

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

ASBESTOS MATTERS

Asbestos was used in some brakes, clutches, and other automotive components from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, are a defendant in various actions for injuries claimed to have resulted from alleged exposure to Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet. We believe that we are being targeted more aggressively in asbestos suits because many previously-targeted companies have filed for bankruptcy, or emerged from bankruptcy relieved of liability for such claims.

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles over the years. We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles. The extent of our financial exposure to asbestos litigation remains very difficult to estimate and could include both compensatory and punitive damage awards. The majority of our asbestos cases do not specify a dollar amount for damages; in many of the other cases the dollar amount specified is the jurisdictional minimum, and the vast majority of these cases involve multiple defendants, sometimes more than one hundred. Many of these cases also involve multiple plaintiffs, and often we are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants). Annual payout and defense costs may become significant in the future.

ENVIRONMENTAL MATTERS

We have received notices under various federal and state environmental laws that we (along with others) are or may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling, or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be significant. At this time, we have no individual environmental legal proceedings to which a governmental authority is a party and in which we believe there is the possibility of monetary sanctions in excess of $100,000.

Item 3. Legal Proceedings (Continued)

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, in general we list below those actions that (i) have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to an existing and certified class), and (ii) likely would involve a significant cost if resolved unfavorably to the Company.

Medium/Heavy Truck Sales Procedure Class Action. This action pending in the Ohio state court system alleges that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. The trial court certified a nationwide class consisting of all Ford dealers who purchased from Ford any 600-series or higher truck from 1987 to 1997, and granted plaintiffs’ motion for summary judgment on liability. During 2011, a jury awarded $4.5 million in damages to the named plaintiff dealer and the trial court applied the jury’s findings with regard to the named plaintiff to all dealers in the class, entering a judgment of approximately $2 billion in damages. We appealed, and on May 3, 2012, the Ohio Court of Appeals reversed the trial court’s grant of summary judgment to plaintiffs, vacated the damages award, and remanded the matter for a new trial. The retrial in September 2013 resulted in a verdict in Ford’s favor. On February 7, 2014, the trial court granted plaintiffs’ motion for a new trial, but on December 11, 2014, the Ohio Court of Appeals reversed the order granting a new trial and reinstated the verdict in Ford’s favor. Plaintiffs have sought further review in the Ohio Supreme Court.

OTHER MATTERS
Brazilian Tax Matters.  Three Brazilian states and the Brazilian federal tax authority have levied substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  For each assessment, if we do not prevail at the administrative level, we plan to appeal to the relevant state or federal judicial court, which would likely require us to post significant collateral in order to proceed. Our appeals with one state and the federal tax authority remain at the administrative level. In the other two states, where three cases are pending, we have appealed to the judicial court and to date we have not been required to post collateral.

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP (1) is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and (2) is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied and we filed a challenge in the U.S. Court of International Trade (“CIT”). A decision by CIT may be appealed to the U.S. Court of Appeals for the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2015:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	57
Mark Fields (b)	President and Chief Executive Officer	Jul. 2014	54
James D. Farley, Jr.	Executive Vice President – President, Europe, Middle East & Africa	Jan. 2015	52
John Fleming	Executive Vice President – Global Manufacturing and Labor Affairs	Dec. 2009	64
Joseph R. Hinrichs	Executive Vice President – President, The Americas	Dec. 2012	48
Stephen T. Odell	Executive Vice President – Global Marketing, Sales and Service	Jan. 2015	59
Bob Shanks	Executive Vice President and Chief Financial Officer	Apr. 2012	62
Ray Day	Group Vice President – Communications	Mar. 2013	48
Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	49
Bennie Fowler	Group Vice President – Quality and New Model Launch	Apr. 2008	58
David G. Leitch	Group Vice President and General Counsel	Apr. 2005	54
Raj Nair	Group Vice President – Global Product Development	Apr. 2012	50
Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	47
Dave Schoch	Group Vice President – President, Asia Pacific	Dec. 2012	63
Bernard Silverstone	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Jan. 2013	59
Hau Thai-Tang	Group Vice President – Global Purchasing	Aug. 2013	48
Stuart Rowley	Vice President and Controller	Apr. 2012	47
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

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

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2013 and 2014:

	2013				2014
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.30	$16.09	$17.77	$18.02	$16.78	$17.35	$18.12	$16.13
Low	12.10	12.15	15.56	15.10	14.40	15.43	14.49	13.26
Dividends per share of Ford Common and Class B Stock	0.10	0.10	0.10	0.10	0.125	0.125	0.125	0.125
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

As of February 6, 2015, stockholders of record of Ford included approximately 137,803 holders of Common Stock and 36 holders of Class B Stock.

In May 2014 we commenced and in August 2014 we completed a repurchase program for approximately 116 million shares of Ford Common Stock, or 3% of diluted shares, at a total cost of about $2 billion. Approximately 12.6 million shares were repurchased to offset the dilutive effect of share-based employee incentive compensation granted in 2014. Approximately 103 million shares were repurchased to offset the dilutive effect of our 4.25% Senior Convertible Notes due November 15, 2016, as well as to offset the increase in outstanding shares that would result from settling conversions with shares. On October 21, 2014, we announced our election to terminate holders’ conversion rights in accordance with the terms of the convertible notes, effective November 20, 2014. Until November 19, 2014, holders had the right to convert their notes and almost all of the total $882 million principal amount of convertible notes that were outstanding was converted. Approximately 103 million shares of Ford Common Stock were issued by us to settle the conversions.

ITEM 6. Selected Financial Data.

On January 1, 2014, we changed our accounting method for determining the obligation for long-term disability benefits (see Note 1). We have applied the change in accounting method retrospectively to periods covered in this Report, and the amounts below reflect this change. The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2014	2013	2012	2011	2010
Total Company
Revenues	$144,077	$146,917	$133,559	$135,605	$128,122

Income before income taxes	$4,342	$7,040	$7,638	$8,646	$7,069
Provision for/(Benefit from) income taxes	1,156	(135)	2,026	(11,675)	592
Net income	3,186	7,175	5,612	20,321	6,477
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(7)	(1)	9	(4)
Net income attributable to Ford Motor Company	$3,187	$7,182	$5,613	$20,312	$6,481

Automotive Sector
Revenues	$135,782	$139,369	$126,567	$128,168	$119,280
Income before income taxes	2,548	5,368	5,928	6,215	4,066

Financial Services Sector
Revenues	$8,295	$7,548	$6,992	$7,437	$8,842
Income before income taxes	1,794	1,672	1,710	2,431	3,003

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,912	3,935	3,815	3,793	3,449

Basic income	$0.81	$1.83	$1.47	$5.36	$1.88
Diluted income	0.80	1.77	1.41	4.97	1.65

Cash dividends declared	0.50	0.40	0.15	0.05	—

Common Stock price range (NYSE Composite Intraday)
High	18.12	18.02	13.08	18.97	17.42
Low	13.26	12.10	8.82	9.05	9.75

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$90,079	$90,479	$86,623	$78,920	$64,606
Financial Services sector	121,388	115,057	105,012	100,612	102,407
Intersector elimination	(1,024)	(1,631)	(252)	(1,112)	(2,083)
Total assets	$210,443	$203,905	$191,383	$178,420	$164,930

Debt
Automotive sector	$13,824	$15,683	$14,256	$13,094	$19,077
Financial Services sector	105,347	99,005	90,802	86,595	85,112
Intersector elimination (a)	—	—	—	(201)	(201)
Total debt	$119,171	$114,688	$105,058	$99,488	$103,988

Total Equity/(Deficit)	$24,832	$26,145	$15,686	$14,821	$(993)

__________

(a)	Debt related to Ford’s acquisition of Ford Credit debt securities.

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

•
Warranty and other costs - reflecting the change in cost related to warranty coverage, field service actions, and customer satisfaction actions, as well as the change in freight and other costs related to the distribution of our vehicles and support for the sale and distribution of parts and accessories.

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

Automotive total costs and expenses for full-year 2014 was $133.8 billion. Material costs (including commodity costs) make up the largest portion of our Automotive total costs and expenses, representing in 2014 about two-thirds of the total amount. Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Currency Exchange Rate Volatility. The U.S. Federal Reserve has ended financial asset purchases, and the resulting shifts in capital flows have contributed to downward pressure on several emerging market currencies. In some cases that pressure is aggravated by high inflation, unstable policy environments, or both. Additionally, the yen and euro have depreciated as a result of policy changes by the Bank of Japan, and European Central Bank.  The weak yen, in particular, adds significant potential downward pressure on vehicle pricing across many markets globally.  In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile.  However, in some markets, exchange rates are heavily influenced or controlled by governments.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles of about 116 million units exceeded global production by about 29 million units in 2014.  In North America and Europe, two regions where a significant share of industry revenue is earned, excess capacity as a percent of production in 2014 was an estimated 7% and 30%, respectively. In China, the auto industry also witnessed excess capacity at 45% of production in 2014, as manufacturers competed to capitalize on China’s future market potential. According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 32 million units per year during the period from 2015 to 2019.

Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments, will keep pressure on manufacturers’ ability to increase prices.  In North America, the industry restructuring of the past few years has allowed manufacturers to better match production with demand, although Japanese and Korean manufacturers also have capacity located outside of the region directed to North America.  In the future, Chinese and Indian manufacturers are expected to enter U.S. and European markets, further intensifying competition.  Over the long term, intense competition and excess capacity will continue to put downward pressure on inflation-adjusted prices for similarly-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

contented vehicles in the United States and contribute to a challenging pricing environment for the automotive industry.  In Europe, the excess capacity situation was exacerbated by weakening demand and the lack of reductions in existing capacity, such that negative pricing pressure is expected to continue for the foreseeable future.

Commodity and Energy Price Changes. The price of oil fell sharply in the second half of 2014, to below $50 per barrel, as demand was weaker than anticipated and global supply remained strong. Other commodity prices also have declined recently, but over the longer term prices are likely to trend higher given expectations for global demand growth.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was about 140% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. Government regulations aimed at reducing emissions and increasing fuel efficiency may increase the cost of vehicles by more than the perceived benefit to the consumer. Given the backdrop of excess capacity, these regulations could dampen contribution margins. As we execute our One Ford plan, we are working to create best-in-class vehicles on global platforms that contribute higher margins, and offering a more balanced portfolio of vehicles with which we aim to be among the leaders in fuel efficiency in every segment in which we compete.

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

Other Economic Factors. During 2014, mature market government bond yields and inflation were lower than expected, and there is a rising risk of persistent disinflation and, in some markets, even outright deflation. The lower levels of inflation and interest rates were unexpected partially because they have occurred against a backdrop of loose monetary policy and high levels of mature market deficits and debt. The eventual implications of higher government deficits and debt, with potentially higher long-term interest rates, may still drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

For additional information on our assessment of the business environment, refer to the “Outlook” section below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trends and Strategies

Our priorities are: (1) accelerate the pace of progress of our One Ford plan, (2) deliver product excellence with passion, and (3) drive innovation in every part of our business.

# OUR FOCUS

- **One Ford -- Acceleration**
- **Product Excellence -- Delivered With Passion**
- **Innovation -- In Every Part Of Our Business**

THE PLAN
ONE FORD
ONE TEAM • ONE PLAN • ONE GOAL
ONE TEAM
People working together as a lean, global enterprise for automotive leadership, as measured by:
Customer, Employee, Dealer, Investor, Supplier, Union/Council, and Community Satisfaction
ONE PLAN
• Aggressively restructure to operate profitably at the current demand and changing model mix
• Accelerate development of new products our customers want and value
• Finance our plan and improve our balance sheet
• Work together effectively as one team
ONE GOAL
An exciting viable Ford delivering profitable growth for all
Expected Behaviors
Foster Functional and Technical Excellence
• Know and have a passion for our business and our customers
• Demonstrate and build functional and technical excellence
• Ensure process discipline
• Have a continuous improvement philosophy and practice
Own Working Together
• Believe in skilled and motivated people working together
• Include everyone; respect, listen to, help and appreciate others
• Build strong relationships; be a team player; develop ourselves and others
• Communicate clearly, concisely and candidly
Role Model Ford Values
• Show initiative, courage, integrity and good corporate citizenship
• Improve quality, safety and sustainability
• Have a can do, find a way attitude and emotional resilience
• Enjoy the journey and each other; have fun - never at others' expense
Deliver Results
• Deal positively with our business realities; develop compelling and comprehensive plans, while keeping an enterprise view
• Set high expectations and inspire others
• Make sound decisions using facts and data
• Hold ourselves and others responsible and accountable for delivering results and satisfying our customers
Large
Medium
Small
+
+
ONE FORD
ONE TEAM • ONE PLAN • ONE GOAL
=
Profits & Cash
PROFITABLE GROWTH FOR ALL
P = R x M

Accelerate the Pace of Progress of Our One Ford Plan

Our first priority is to accelerate the pace of progress of our One Ford plan. The One Ford plan has been fundamental to the progress we have made in recent years, and it is fundamental to our performance going forward. In many ways we are starting to see the full benefits and strength of the One Ford plan, and we see an opportunity to accelerate our pace of progress to drive operational excellence and profitable growth for all.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deliver Product Excellence with Passion

Our second priority is to deliver product excellence with passion. Products are the lifeblood of our business and our One Ford plan has allowed us to field the best product line-up we have ever had and one of the freshest.

# GLOBAL PRODUCT LINE-UP

Ka / Figo
Fiesta
B-MAX
EcoSport
Transit Courier
Focus
Transit Connect
C-MAX
Escape / Kuga
Fusion / Mondeo
Ford GT
Mustang
Taurus
Falcon
S-MAX
Galaxy
Edge
Explorer
Flex
Territory
Everest
Ranger
Expedition
F-150
Super Duty
Tourneo Custom
Transit
F-650 / F-750
Cargo
MKC
MKZ
MKX
MKS
MKT
Navigator

**Delivering Product Excellence**
**Through A Complete Family Of Best-in-Class Vehicles**

In 2014, we launched 24 all-new or significantly refreshed products globally, including the all-new F-150, Mustang, Escort, Ka, Transit, and Lincoln MKC. Our momentum will continue in 2015 with 15 new global product launches.

Our strategy is to serve customers in all markets with a full family of best in class vehicles—small, medium and large; cars, utilities and trucks; each delivering the highest quality, fuel efficiency, safety, smart design, and value—and delivering profitable growth for all.

The fundamentals of our global product plan have not changed. Our vision is to produce vehicles that:

•	Have bold, emotive exterior designs
•Are great to drive

•	Are great to sit in (second home comfort, convenience, exceptional quietness)
•Provide fuel economy as a reason to buy
•Are instantly recognizable in look, sound, and feel
•Provide exceptional value and quality

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our One Ford global product development process utilizes global platforms to deliver customer-focused programs rapidly and efficiently across global markets. We continue to make progress on our commitment to consolidate platforms.

Go Further

# GLOBAL PLATFORM CONSOLIDATION

| 27 Platforms | 12 Platforms | 9 Global Platforms | 8 Global Platforms |
|---|---|---|---|
| 2007 | 2015 | 2016 | Target |

**Significant Progress Continues To Be Made On Our Commitment To Consolidate Platforms**

We now have 12 global platforms, and we are on track to have nine global platforms in 2016, with almost 100% of our global vehicle volume coming off the nine global platforms. We are able to reinvest the savings resulting from of our platform consolidation back into product development to introduce more products at a faster product cadence; our cumulative refresh rate for the 2015 to 2019 period is expected to be the best in the industry. Over 50% of our global volume in 2015 will be from vehicles launched in 2014 and 2015. These launches help set up our next stage of growth, and this will drive revenue and profit growth.

We have made substantial progress recently with the quality of our vehicles. Our latest “Things Gone Wrong” data shows that our quality is back on track in North America and South America, and is at best-ever levels in Europe and Asia Pacific. Areas such as infotainment, transmissions, and interiors have shown significant improvement as a result of focusing our effort to close the gap versus industry averages. We also are working to improve our Global Product Development System to ensure the process improvements we make flow through to more robust launches, less downstream changes, improved timing, and eventually further improve our quality. As a result of these efforts and the migration to our high quality global platforms, customer satisfaction is trending up across all regions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Drive Innovation in Every Part of Our Business
Our third priority is to drive innovation in every part of our business. Our industry is rapidly evolving, and new technology is having a significant impact on our business.

# *INNOVATION MINDSET*

Go Further

- Challenge Custom And Question Tradition
- Take Risks
- Take Nothing For Granted
- Move Fast And Constantly Innovate
- Focus On The Consumer Experience
- Ride The Technology Curve

**Silicon Valley Mindset --**
**Challenge Industry Norms And Take Nothing For Granted**

We are a technology leader providing innovations consumers demand today while developing affordable, accessible solutions to help meet the needs of future transportation. Our approach to innovation is to employ an “Innovation Mindset”— by asking questions, challenging customs, and taking intelligent risks—all across the Company, in every part of the business. Innovation is driven by individuals and teams that find new ways to approach existing problems in a quest to make the world a better place.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# MOBILITY BLUEPRINT

## Near-Term

Experimentation

- City & driver as customers
- Forge strategic partnerships
- Technology & business model experimentation

## Mid-Term

Targeted Implementation

- Expand automated features
- Develop multi-modal applications

## Long-Term

Urban Mobility Leadership

- Lead in integrated multi-modal transportation systems
- Mainstream automated features

**Ford's Goal Is To Make Mobility Affordable -- Economically, Environmentally, And Socially -- And Provide Seamless Mobility For All**

We are always looking ahead and developing affordable, accessible solutions to help meet the needs of future transportation. Our Blueprint for Mobility, announced in 2012, set near-, mid- and long-term goals for solutions to the challenges facing mobility systems now and in the future as the world becomes more populated and urbanized. It highlights our thinking about what transportation will look like in 2025 and beyond, and identifies the types of technologies, business models, products, and partnerships needed to get us there.

In the near-term, we are bringing together partners and communities to think beyond the vehicles. We are researching technology and using human ingenuity to locate open parking spaces in crowded cities; make car-sharing easier; move vehicles across cities with remote control; use vehicles and bicycles to gather information about traffic and parking conditions; and even help make health care more accessible in rural areas. In the mid-term, we are targeting additional semi-autonomous driving technologies and the emergence of integrated networks. In the long-term, the landscape could look radically different. Connected traffic networks and smart vehicles capable of automated navigation are likely to bring about new business models and contribute to improved personal mobility.

We are advancing the development of semi-autonomous technologies that have the potential to make driving safer, provide a more convenient driving experience, and ease traffic congestion. We are already manufacturing and selling vehicles with driver-assist technologies, such as:

Pre-Collision Assist with Pedestrian Detection – uses a camera and radar to help reduce the severity of, or even eliminate, some frontal collisions involving vehicles and pedestrians. The pre-collision assist helps drivers avoid frontal collisions with other vehicles at all speeds, while Pedestrian Detection helps drivers avoid pedestrians at lower speeds.

Active Park Assist – uses ultrasonic sensors and electric power-assisted steering to help drivers parallel park. The sensors measure the gap between two vehicles to determine if there is enough room for the vehicle. After confirming the vehicle can fit, the vehicle automatically steers into the space, while the driver operates the accelerator and brake pedals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adaptive Cruise Control / Collision Warning with Brake Support – uses a radar sensor in the front of the vehicle to measure the distance and speed of vehicles ahead. Using this information, the vehicle can automatically slow to keep a consistent following distance set by the driver. The slower speed will be maintained if adaptive cruise control is activated. Collision warning triggers visual and audio alerts if the system detects the following distance is diminishing too quickly and a collision may occur. It also pre-charges the brakes if the driver needs to stop suddenly.

Lane Keeping – uses a camera to help prevent the driver from drifting outside of the intended driving lane. The system automatically detects the left- or right- hand road lane markings. An alert, such as a vibration in the steering wheel, is used to warn the driver. The system can also provide steering torque to help guide the vehicle back into the lane if needed.

Enhanced Active Park Assist – uses ultrasonic sensors to help the driver reverse into a space side-to-side with other cars, and for ease of parking going into and out of parking spaces.

And we are researching many automated assist technologies, including Traffic Jam Assist, a further building block toward automated driving in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $3.2 billion or $0.80 per share of Common and Class B Stock in 2014, a decline of $4 billion or $0.97 per share from 2013.

Total Company results are shown below:

	2014	2013	2012
	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$6,282	$8,608	$7,884
Special items	(1,940)	(1,568)	(246)
Pre-tax results (incl. special items)	4,342	7,040	7,638
(Provision for)/Benefit from income taxes	(1,156)	135	(2,026)
Net income	3,186	7,175	5,612
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(7)	(1)
Net income attributable to Ford	$3,187	$7,182	$5,613

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

As detailed in Note 24 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

The following table details Automotive sector pre-tax special items in each category:

	2014	2013	2012
	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(685)	$(856)	$(481)
Mercury discontinuation/Other dealer actions	—	—	(71)
Total Personnel and Dealer-Related Items	(685)	(856)	(552)
Other Items
Venezuela accounting change	(800)	—	—
Ford Sollers equity impairment	(329)	—	—
2016 Convertible Notes settlement	(126)	—	—
U.S. pension lump-sum program	—	(594)	(250)
FCTA -- subsidiary liquidation	—	(103)	(4)
Ford Romania consolidation loss	—	(15)	—
CFMA restructuring	—	—	625
Loss on sale of two component businesses	—	—	(174)
AAI consolidation	—	—	136
Other	—	—	(27)
Total Other Items	(1,255)	(712)	306
Total Special Items	$(1,940)	$(1,568)	$(246)
__________

(a)	For 2014 and 2013, primarily related to separation costs for personnel at the Genk and U.K. facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Not shown in the table above are tax benefits of $494 million, $2.2 billion, and $315 million for 2014, 2013, and 2012, respectively, that we consider to be special items. For 2013, these included the impact of a favorable increase in deferred tax assets related to investments in our European operations and the release of valuation allowances held against U.S. state and local deferred tax assets.
Discussion of Automotive sector, Financial Services sector, and total Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted. References to records by Automotive segments—North America, South America, Europe, Middle East & Africa, and Asia Pacific—are since at least 2000 when we began reporting specific business unit results.

The chart below shows 2014 pre-tax results by sector:

# TOTAL COMPANY
# 2014 PRE-TAX RESULTS BY SECTOR

Full Year (Mils.)
$6,282
$4,488
Ford Credit $1,854
Other (60)
$1,794
Total
Automotive
Financial Services

| | | | |
|---|---|---|---|
| Memo: | | | |
| B / (W) 2013 | $(2,326) | $(2,448) | $122 |

Both the Automotive and Financial Services sectors contributed to the Company’s 2014 pre-tax profit of $6.3 billion. The decline in profit, compared with 2013, was more than explained by Automotive sector results.

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

•
Exchange - Primarily measures profit variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

•	Net Interest and Other

◦
Net Interest - primarily measures profit variance driven by changes in our Automotive sector’s centrally-managed net interest, which consists of interest expense, interest income, fair market value adjustments on our cash equivalents and marketable securities portfolio (excluding our investment in Mazda), and other adjustments

◦	Other - items not included in the causal factors defined above

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared with 2013

Total Automotive. The following two charts detail the key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

# AUTOMOTIVE SECTOR
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)
Revenue (Bils.)
Operating Margin (Pct.)
Pre-Tax Results (Mils.)
6,330
6,323
$139.4
$135.8
5.4%
3.9%
$6,936
$4,488
2013
2014
2013
2014
2013
2014
2013
2014

Memo:

| | | |
|---|---|---|
| Global Industry SAAR (Mils.)* | 85.0 | 87.9 |
| Global Market Share* | 7.3% | 7.2% |

As shown above, full-year wholesale volume was about equal to a year ago. Automotive sector revenue was lower than a year ago by 3%, more than explained by lower volume from consolidated operations and unfavorable exchange. Operating margin, at 3.9%, and pre-tax profit, at $4.5 billion, were also lower.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
$6,936
$4,488
$(2,448)
Industry $ 1,625
Market Share (1,420)
Stocks (1,224)
Mix / Other 274
Pricing $ 3,767
Incentives / Other (1,823)
Mfg. / Engineering $(1,229)
Spending Related (470)
Admin. & Selling (308)
Pension / Other 353
Total Structural Costs $(1,654)
All Other $ (105)
$(745)
$1,944
$(1,258)
$809
$(1,759)
$(1,101)
$(338)
2013
2014
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Net Interest / Other

Lower pre-tax profit was driven by the Americas; all other business units improved. Higher costs, including warranty, unfavorable exchange, and lower volume, including product launch effects and supplier parts shortages, more than explain the decline. Higher net pricing was a partial offset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for 2014 and 2013 was $133.8 billion and $135.2 billion, respectively, a difference of $1.4 billion. An explanation of the change is shown below (in billions):

2014 Lower/(Higher) 2013
Explanation of change:
Volume and mix, exchange, and other	$2.9
Contribution costs (a)
Material/Freight	0.8
Warranty	(1.3)
Other costs (a)
Structural costs	(1.7)
Other	(0.1)
Special items	0.8
Total	$1.4
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for 2014.

## AUTOMOTIVE SECTOR
## 2014 FULL YEAR PRE-TAX RESULTS BY SEGMENT

Millions
$4,488
$6,898
$(1,162)
$(1,062)
$(20)
$589
$(755)
Net Interest $(583)
Other (172)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

| | Total | North America | South America | Europe | Middle East & Africa | Asia Pacific | Other Automotive |
|---|---|---|---|---|---|---|---|
| Memo: | | | | | | | |
| B / (W) 2013 | $(2,448) | $(1,911) | $(1,129) | $380 | $49 | $262 | $(99) |

In 2014, Automotive pre-tax profit was driven by profits in North America and record results in Asia Pacific. Middle East & Africa was about breakeven, while Europe and South America incurred large losses as expected. Other Automotive primarily reflects net interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The following two charts detail the key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor.

# AUTOMOTIVE SECTOR -- NORTH AMERICA
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)
3,006
2,842
Revenue (Bils.)
$86.5
$82.4
Operating Margin (Pct.)
10.2%
8.4%
Pre-Tax Results (Mils.)
$8,809
$6,898
2013
2014
2013
2014
2013
2014
2013
2014

| Memo: | | |
|---|---|---|
| N.A. Industry SAAR (Mils.)* | 19.1 | 20.2 |
| N.A. Market Share* | 15.2% | 14.2% |
| U.S. Industry SAAR (Mils.)* | 15.9 | 16.8 |
| U.S. Market Share* | 15.7% | 14.7% |

North America continued to benefit from robust industry sales, our strong product line-up, continued discipline in matching production to demand, and a lean cost structure.

As shown above, North America’s full-year wholesale volume and revenue both declined 5% compared with 2013. Operating margin was 8.4%, 1.8 percentage points lower than a year ago, while pre-tax profit was $6.9 billion, down $1.9 billion.

For the full year, total U.S. market share was down 1 percentage point, primarily reflecting lower F-150 share as we prepared for the all-new vehicle by balancing share with transaction prices and stocks, as well as a planned reduction in daily rental sales. U.S. retail share of retail industry was down 0.6 percentage points.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR -- NORTH AMERICA
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
$8,809
$6,898
Industry $1,670
Share (1,718)
Stocks (1,408)
Mix / Other 115
Pricing $1,422
Incentives / Other (866)
Mfg. / Engineering $(581)
Spending Related (419)
Pension / Other 235
Total Structural Costs $(765)
All Other $(119)
$556
$262
$57
$286
$(1,911)
$(1,341)
$(847)
$(884)
2013
2014
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Other

The decrease in pre-tax profit for 2014 compared with 2013 is more than explained by lower volume and higher warranty costs, including recalls.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The following two charts detail the key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor.

# AUTOMOTIVE SECTOR -- SOUTH AMERICA
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)
538
463
Revenue (Bils.)
$10.8
$8.8
Operating Margin (Pct.)
(0.3)%
(13.2)%
Pre-Tax Results (Mils.)
$(33)
$(1,162)
2013
2014
2013
2014
2013
2014
2013
2014

| Memo: | | |
|---|---|---|
| S.A. Industry SAAR (Mils.)* | 5.9 | 5.3 |
| S.A. Market Share* | 8.9% | 8.9% |
| Brazil Industry SAAR (Mils.)* | 3.8 | 3.5 |
| Brazil Market Share* | 9.4% | 9.4% |

In South America, we are continuing to execute our strategy of expanding our product line-up, including replacing legacy products with global One Ford offerings. We also are continuing to manage the effects of slowing GDP growth, lower industry volumes in our larger markets, weaker currencies, high inflation, as well as policy uncertainty in some countries.

As shown above, full-year wholesale volume and revenue deteriorated from a year ago by 14% and 19%, respectively. Operating margin was negative 13.2%, and the pre-tax loss was $1.2 billion, both deteriorated from a year ago. The deterioration in all metrics was driven by unfavorable changes in the external factors mentioned above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR -- SOUTH AMERICA
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
Pricing $1,648
Incentives / Other (210)
$1,438
Industry $(548)
Share 84
Stocks (72)
Mix / Other (169)
Mfg. / Engineering $(187)
Spending Related (80)
Op. Support / Admin. (43)
Other (29)
Total Structural Costs $(339)
All Other $ (44)
$62
$(33)
$(1,162)
$(705)
$(495)
$(383)
$(1,046)
$(1,129)
Material Excl. Commod. $ (81)
Commodities (311)
Warranty / Freight (103)
Operating $(712)
Balance Sheet Effects (334)
2013
2014
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

The decrease in pre-tax profit for 2014 compared with 2013 is more than explained by unfavorable exchange, higher costs (primarily driven by higher inflation), and lower volume, offset partially by favorable net pricing. The higher net pricing reflects partial recovery of the adverse effects of high local inflation and weaker local currencies, along with pricing associated with our new products. The full year loss includes $426 million of adverse balance sheet exchange effects, related primarily to the devaluation of the Venezuela bolivar in the first quarter.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The following two charts detail the key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor.

# AUTOMOTIVE SECTOR -- EUROPE
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)*
1,317
1,387
Revenue (Bils.)
$27.3
$29.5
Operating Margin (Pct.)
(5.3)%
(3.6)%
Pre-Tax Results (Mils.)
$(1,442)
$(1,062)
2013
2014
2013
2014
2013
2014
2013
2014

| Memo: | | |
|---|---|---|
| Europe Industry SAAR (Mils.)** | 18.3 | 18.6 |
| Europe Market Share** | 7.3% | 7.2% |
| Europe 20 Industry SAAR (Mils.)** | 13.8 | 14.6 |
| Europe 20 Market Share** | 7.8% | 8.0% |

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliates in Turkey (totaling about 55,000 and 57,000 units in 2013 and 2014, respectively) and in Russia (totaling about 103,000 and 57,000 units in 2013 and 2014, respectively); revenue does not include these sales

The improvement in Europe’s 2014 results, as shown above, reflect our continued implementation of our transformation plan focused on product, brand, and cost.

Europe’s full-year wholesale volume and revenue were up 5% and 8%, respectively, from a year ago. Operating margin was negative 3.6% and the pre-tax loss was $1.1 billion, both improved from a year ago.

Europe 20 full-year market share, at 8.0%, was up 0.2 percentage points, more than explained by a 1.4 percentage point improvement in our commercial vehicle share, to 11.4%, reflecting the success of our full line of new Transit vehicles and continued strong performance of the Ranger compact pick-up. For the year, Europe retail share of the retail passenger car industry for the five major markets was 8.2%, unchanged from a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR -- EUROPE
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
Industry $331
Share (20)
Stocks 258
Mix / Other (101)
Material Excl. Commod. $424
Commodities 163
Warranty / Freight (59)
Memo:
(Included in standard variance columns)
$380
$468
$528
$315
$132
$(21)
$(34)
$(348)
$(693)
$(1,062)
$(1,442)
Component Pricing $(262)
JV Profits and Royalties (116)
Parts and Accessories (91)
Other (224)
2013
2014
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other
Restructuring Cost
Russia

The improvement in pre-tax results is more than explained by higher volume and lower cost, offset partially by Russia and other factors, including lower component pricing and parts and accessories profits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Segment. The following chart details the key metrics.

# AUTOMOTIVE SECTOR -- MIDDLE EAST & AFRICA
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)
199
192
Revenue (Bils.)
$4.5
$4.4
Operating Margin (Pct.)
(1.5)%
(0.5)%
Pre-Tax Results (Mils.)
$(69)
$(20)
2013
2014
2013
2014
2013
2014
2013
2014

Memo:

| | | |
|---|---|---|
| MEA Industry SAAR (Mils.)* | 3.9 | 4.2 |
| MEA Market Share* | 5.0% | 4.7% |

In Middle East & Africa we are focused on building our distribution capability, expanding our One Ford product offering tailored to the needs of markets in the region, and leveraging global low-cost sourcing hubs for vehicles in this fast growing region.

Middle East & Africa’s full-year wholesale volume and revenue were down 4% and 3%, respectively, from a year ago. Operating margin was negative 0.5% and the pre-tax loss was $20 million, both improved from a year ago. The improvement in pre-tax results is more than explained by higher net pricing and favorable mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Segment. The following two charts detail the key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor.

# AUTOMOTIVE SECTOR -- ASIA PACIFIC
# 2014 FULL YEAR KEY METRICS COMPARED WITH 2013

Wholesales (000)*
1,270
1,439
2013
2014
Revenue (Bils.)
$10.3
$10.7
2013
2014
Operating Margin (Pct.)
3.2%
5.5%
2013
2014
Pre-Tax Results (Mils.)
$327
$589
2013
2014

| Memo: | | | |
|---|---|---|---|
| China Unconsolidated Affiliates** | | | $1,280 |
| AP Industry SAAR (Mils.)*** | 37.8 | 39.6 | |
| AP Market Share*** | 3.3% | 3.5% | |
| China Industry SAAR (Mils.)*** | 22.2 | 24.0 | |
| China Market Share*** | 4.1% | 4.5% | |

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (totaling about 909,000 and 1,077,000 units in 2013 and 2014, respectively); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income

Our strategy in Asia Pacific is to invest in growth through both new and expanded plants, new products, and the introduction of Lincoln in China.

As shown above, all full year metrics improved from a year ago and all were records. Wholesale volume improved 13% compared with a year ago, while revenue, which excludes our China joint ventures, improved 5%. Our wholesale volume in China, not shown, was up 19%. Operating margin was 5.5%, up 2.3 percentage points, and pre-tax profit was $589 million, up $262 million.

As shown in the memo, our China joint ventures contributed $1.3 billion to pre-tax profit in 2014, reflecting our equity share of earnings after tax. The balance of results for the region primarily reflect Australia where we are implementing our transformation plan; India where we are investing for future growth, including the launch of two plants later this year; and industry and economic factors in ASEAN.

Our market share in the region was a record 3.5% for the full year, up by 0.2 percentage points compared with 2013. The improvement was driven by China, where our market share for the full year rose to a record 4.5%, up by 0.4 percentage points compared with 2013, reflecting continued strong sales across our vehicle line-up.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR -- ASIA PACIFIC
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
$262
$327
$589
$819
Industry $137
Share 304
Stocks (8)
Mix / Other 386
$(91)
$58
$(442)
$(53)
$(29)
Mfg. / Engineering $(223)
Advert. & Sales Promo. (99)
Spending Related (88)
Other (35)
Total Structural Costs $(445)
All Other $ 3
2013
2014
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

The improvement in 2014 pre-tax results primarily reflects favorable market factors, offset partially by higher costs, including investments to support future growth, and unfavorable exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 Compared with 2012

Total Automotive. The following two charts detail the key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor. Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

## AUTOMOTIVE SECTOR -- TOTAL AUTOMOTIVE
## 2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)
5,668
6,330
2012
2013
Revenue (Bils.)
$126.6
$139.4
2012
2013
Operating Margin (Pct.)
5.2%
5.4%
2012
2013
Pre-Tax Results (Mils.)
$6,174
$6,936
2012
2013

As shown above, full-year wholesale volume and revenue for the Automotive sector were higher than a year ago by 12% and 10%, respectively. Operating margin, at 5.4%, and pre-tax profit, at $6.9 billion, were also higher.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR
# 2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Billions
$0.7
$6.2
$6.9
Industry $1.7
Market Share 1.1
Stocks 0.9
Mix / Other 0.1
$3.8
Pricing $ 3.6
Incentives / Other (1.7)
$1.9
Mfg. / Engineering $(1.5)
Spending Related (0.4)
Pension / OPEB (0.4)
Advert. & Sales Promo. (0.4)
Admin. & Selling / Other (0.1)
Total Structural Costs $(2.8)
All Other $(0.3)
$0.1
Commodities $ 0.2
Material Excl. Commod. (0.6)
Warranty / Freight (0.4)
$(0.8)
$(3.1)
$(1.2)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total costs and expenses for our Automotive sector for 2013 and 2012 was $135.2 billion and $122.1 billion, respectively, a difference of $13.1 billion. An explanation of the change is shown below (in billions):

2013 Better/(Worse) 2012
Explanation of change:
Volume and mix, exchange, and other	$(8.6)
Contribution costs (a)
Commodity costs (incl. hedging)	0.2
Material costs excluding commodity costs	(0.6)
Warranty/Freight	(0.4)
Other costs (a)
Structural costs	(2.8)
Other	(0.3)
Special items	(0.6)
Total	$(13.1)
_________

(a)
Our key cost change elements are measured primarily at present-year exchange; in addition, costs that vary directly with volume, such as material, freight and warranty costs, are measured at present-year volume and mix.  Excludes special items.

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for 2013.

# AUTOMOTIVE SECTOR
# 2013 FULL YEAR PRE-TAX RESULTS BY SEGMENT

Millions
$6,936
$8,820
$(34)
$(1,609)
$415
$(656)
Net Interest $(801)
Fair Market Value Adj. / Other 145
Total
North America
South America
Europe
Asia Pacific Africa
Other Automotive

| Memo: | Total | North America | South America | Europe | Asia Pacific Africa | Other Automotive |
|---|---|---|---|---|---|---|
| B / (W) 2012 | $762 | $559 | $(247) | $144 | $492 | $(186) |

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The following two charts detail the key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

# AUTOMOTIVE SECTOR -- NORTH AMERICA
# 2013 FULL YEAR KEY METRICS COMPARED WITH 2012

Wholesales (000)
2,784
3,088
2012
2013
Revenue (Bils.)
$79.9
$88.9
2012
2013
Operating Margin (Pct.)
10.4%
9.9%
2012
2013
Pre-Tax Results (Mils.)
$8,261
$8,820
2012
2013

Memo:

| | | |
|---|---|---|
| U.S. Industry SAAR (Mils.) | 14.8 | 15.9 |
| U.S. Market Share | 15.2% | 15.7% |

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

# AUTOMOTIVE SECTOR -- NORTH AMERICA
# 2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
$559
$8,261
$8,820
U.S. Industry $1,554
U.S. Share 795
U.S. Stocks 557
Mix / Other (809)
$2,097
Pricing $ 1,895
Incentives / Other (1,384)
$511
Mfg. / Engineering $ (744)
Pension / OPEB (230)
Advertising & Sales Promo. (124)
Spending Related (85)
Admin. & Selling / Other (39)
Total Structural Costs $(1,222)
All Other $ (121)
$(551)
$(1,343)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The following two charts detail the key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The following two charts detail the key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Africa Segment. The following two charts detail the key metrics and the change in 2013 pre-tax results compared with 2012 by causal factor.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared with 2013

Ford Credit. The chart below details the change in 2014 pre-tax results compared with 2013 by causal factor.

# FORD CREDIT
# 2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
$98
$1,756
$1,854
$357
$(87)
$(51)
$(129)
$8
2013
2014
Volume
Financing Margin
Credit Loss
Lease Residual
Other

| Memo: | 2013 | 2014 |
|---|---|---|
| Receivables (Bils.) | | |
| Net (a) | $100 | $108 |
| Managed (b) | 103 | 113 |

(a) Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

(b) Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

Ford Credit is a strategic asset and an integral part of our global growth and value creation strategy. Ford Credit provides world-class dealer and customer financial services, supported by a strong balance sheet, providing solid profits and distributions to Ford.

The improvement of $98 million in pre-tax profit in 2014 compared with 2013 is more than explained by higher volume, driven by increases in consumer and non-consumer finance receivables globally, as well as an increase in operating leases in North America.

Partial offsets include unfavorable lease residual performance in North America, resulting from lower relative auction values, and lower financing margin. The lower financing margin primarily reflects a one-time reserve in Europe and lower portfolio pricing in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2014	2013
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$44.1	$40.9
Non-Consumer
Dealer financing (a)	22.5	22.1
Other	1.0	1.0
Total finance receivables - North America (b)	67.6	64.0
Finance receivables - International
Consumer - Retail financing	11.8	10.8
Non-Consumer
Dealer financing (a)	9.3	8.3
Other	0.3	0.4
Total finance receivables - International (b)	21.4	19.5
Unearned interest supplements	(1.8)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	86.9	81.6
Net investment in operating leases (b)	21.5	18.3
Total net receivables	$108.4	$99.9

Managed Receivables
Total net receivables	$108.4	$99.9
Unearned interest supplements and residual support	3.9	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$112.8	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)
At December 31, 2014 and 2013, includes consumer receivables before allowance for credit losses of $24.4 billion and $27.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s financial statements. In addition, at December 31, 2014 and 2013, includes net investment in operating leases before allowance for credit losses of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issue by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 15 of the Notes to the Financial Statements for more information regarding securitization transactions.

Managed receivables at December 31, 2014 increased from year-end 2013, driven by increases in consumer and non-consumer finance receivables in all operations and operating leases in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 Compared with 2012

Ford Credit. The chart below details the change in 2013 pre-tax results compared with 2012 by causal factor.

# FORD CREDIT
# 2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
$59
$1,697
$1,756
$304
$6
$(139)
$(62)
$(50)
2012
2013
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

| Receivables (Bils.) | 2012 | 2013 |
|---|---|---|
| Net (a) | $89 | $100 |
| Managed (b) | 92 | 103 |

(a) Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet.

(b) Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. We target to have an average ongoing Automotive gross cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations such as for pension contributions, debt maturities, capital investments, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment. In addition, we also target to maintain a revolving credit facility for our Automotive business of about $10 billion to protect against exogenous shocks. Our revolving credit facility is discussed below.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors,” as well as Note 27 of the Notes to the Financial Statements, regarding commitments and contingencies that could impact our liquidity.

Our key liquidity metrics are Automotive gross cash, Automotive liquidity, and operating-related cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	December 31, 2014	December 31, 2013	December 31, 2012
Cash and cash equivalents	$4.6	$5.0	$6.2
Marketable securities	17.1	20.1	18.2
Total cash and marketable securities (GAAP)	21.7	25.1	24.4
Securities-in-transit (a)	—	(0.3)	(0.1)
Gross cash	$21.7	$24.8	$24.3
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at December 31, 2014, 89% was held by consolidated entities domiciled in the United States.

Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	December 31, 2014	December 31, 2013	December 31, 2012
Gross cash	$21.7	$24.8	$24.3
Available credit lines
Revolving credit facility, unutilized portion	10.1	10.7	9.5
Local lines available to foreign affiliates, unutilized portion	0.6	0.7	0.7
Automotive liquidity	$32.4	$36.2	$34.5

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

Changes in Automotive gross cash are summarized below (in billions):

	2014	2013	2012
Gross cash at end of period	$21.7	$24.8	$24.3
Gross cash at beginning of period	24.8	24.3	22.9
Change in gross cash	$(3.1)	$0.5	$1.4

Automotive pre-tax profits (excluding special items)	$4.5	$6.9	$6.3
Capital spending	(7.4)	(6.6)	(5.5)
Depreciation and tooling amortization	4.3	4.1	3.7
Changes in working capital (a)	(0.3)	(0.4)	(2.3)
Other/Timing differences (b)	2.5	2.1	1.2
Automotive operating-related cash flows	3.6	6.1	3.4

Separation payments	(0.2)	(0.3)	(0.4)
Net receipts from Financial Services sector (c)	0.6	0.4	0.7
Other (d)	(0.8)	0.4	1.1
Cash flow before other actions	3.2	6.6	4.8

Changes in debt	(0.9)	0.7	0.9
Funded pension contributions	(1.5)	(5.0)	(3.4)
Dividends/Other items (e)	(3.9)	(1.8)	(0.9)
Change in gross cash	$(3.1)	$0.5	$1.4
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

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

(d)
2014 includes one-time unfavorable cash effect associated with the accounting change for our operations in Venezuela; 2012 includes cash and marketable securities resulting from the consolidation of AAI.

(e)	In 2014, we used about $2 billion in cash to settle repurchases of approximately 116 million shares of Ford Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	2014	2013	2012
Net cash provided by/(used in) operating activities	$8.8	$7.7	$6.3
Items included in operating-related cash flows
Capital spending	(7.4)	(6.6)	(5.5)
Proceeds from the exercise of stock options	0.2	0.3	—
Net cash flows from non-designated derivatives	0.2	(0.3)	(0.8)
Items not included in operating-related cash flows
Separation payments	0.2	0.3	0.4
Funded pension contributions	1.5	5.0	3.4
Tax refunds, tax payments, and tax receipts from affiliates	(0.2)	(0.3)	(0.1)
Settlement of outstanding obligation with affiliates	—	—	(0.3)
Other	0.3	—	—
Operating-related cash flows	$3.6	$6.1	$3.4

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

At December 31, 2014, the utilized portion of the revolving credit facility was $58 million, representing amounts utilized as letters of credit.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement (“Arrangement Agreement”) with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2014, an aggregate of $4.4 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

European Investment Bank (“EIB”) Loans.  On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $486 million at December 31, 2014) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom, entered into a credit facility for an aggregate amount of £450 million (equivalent to $701 million at December 31, 2014) with the EIB (the “EIB United Kingdom Facility”).  The facilities were fully drawn at December 31, 2014. Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively, and mature on March 31, 2015 and September 11, 2015, respectively.

Other Automotive Credit Facilities. At December 31, 2014, we had $822 million of local credit facilities available to non-U.S. Automotive affiliates, of which $175 million had been utilized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	December 31, 2014	December 31, 2013	December 31, 2012
Gross cash	$21.7	$24.8	$24.3
Less:
Long-term debt	11.3	14.4	12.9
Debt payable within one year	2.5	1.3	1.4
Total debt	13.8	15.7	14.3
Net cash	$7.9	$9.1	$10.0

Total debt at December 31, 2014 was $1.9 billion lower than December 31, 2013, primarily reflecting four quarterly installment payments on the ATVM loan which totaled about $600 million, the repayment of a $300 million U.S. Export-Import Bank loan, and the conversion into Ford Common Stock of $882 million of outstanding convertible debt, which resulted in a debt reduction of about $800 million.

We expect to reduce Automotive debt levels to about $10 billion by 2018.  We plan to achieve the debt reduction by 2018 by using cash from operations to make quarterly installment payments on the ATVM loan and repay the EIB loans and other debt at maturity.

Pension Plan Contributions and Strategy. Worldwide, our defined benefit pension plans were underfunded by $9 billion at December 31, 2014, unchanged from December 31, 2013, despite significantly lower discount rates, which were offset by asset returns, contributions, and favorable exchange. The U.S. weighted-average discount rate decreased 80 basis points to 3.94% at year-end 2014 from 4.74% at year-end 2013. The non-U.S. weighted average discount rate decreased 101 basis points to 3.06% at year-end 2014 from 4.07% at year-end 2013. Of the $9 billion underfunded status at year-end 2014, $6.5 billion, or about 70%, is associated with our unfunded plans.

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

In 2014, we contributed $1.5 billion to our global funded pension plans (most of which were mandatory contributions), a decrease of $3.5 billion compared with 2013, reflecting our improved funded status. During 2015, we expect to contribute $1.1 billion from Automotive cash and cash equivalents to our global funded pension plans outside the United States (most of which will be mandatory contributions). We also expect to make about $400 million of benefit payments to participants in unfunded plans, for a combined total of $1.5 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2015.

Asset returns in 2014 for our U.S. plans were 16.4% and 15.7 % for our non-U.S plans, reflecting fixed income gains as interest rates fell, as well as strong growth asset returns. We have continued to progressively increase the mix of fixed income assets in our U.S. plans with the objective of reducing funded status volatility.  The fixed income mix in our U.S. plans at year-end 2014 was 77%, up from 70% at year-end 2013. The U.S. plans were 97% funded at year end 2014. As shown under “Critical Accounting Estimates—Pension Plans,” this strategy has reduced the funded status sensitivity to changes in interest rates.

Based on present planning assumptions for asset returns, discount rates, and planned cash contributions, we expect our global funded pension obligations to be fully funded by year-end 2016, with variability on a plan-by-plan basis. Contributions to our global funded plans in 2016 are expected to be about $1.5 billion, including both required and discretionary contributions. After 2016, we expect contributions to these plans to be limited to ongoing service cost of about $500 million per year.

For a detailed discussion of our pension plans, see Note 12 of the Notes to the Financial Statements.

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

Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to increase to about $9 billion annually by 2020. Our capital spending was $7.4 billion and $6.6 billion in 2014 and 2013, respectively, and is expected to be about $7.5 billion in 2015.

We will continue to work to strengthen further our balance sheet and improve our investment grade ratings; the amount of incremental capital required to do this will diminish over time as we achieve our target debt levels and fully fund and de-risk our global funded pension plans.

Financial Services Sector

Ford Credit

Funding Strategy. Ford Credit’s primary funding and liquidity objective is to maintain a strong investment grade balance sheet with adequate liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

Funding Sources. Ford Credit’s funding sources include primarily unsecured debt and securitization transactions (including other structured financings). Ford Credit issues both short-term and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months. Ford Credit sponsors a number of securitization programs that can be structured to provide both short-term and long-term funding through institutional investors in the United States and international capital markets.

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2014, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.6 billion. At December 31, 2014, the principal amount outstanding of Ford Credit’s unsecured commercial paper was $1.7 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio. The chart below details the trends in the funding of Ford Credit’s managed receivables:

# FORD CREDIT
# FUNDING STRATEGY

Billions

Commercial Paper
Ford Interest Advantage (a)
Term Asset-Backed Securities (b)
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$8
$5
$37
$39
$4
$10
$11
$103
$5
$5
$43
$45
$5
$11
$11
$113
$2
$6
$43
$55
$5
$11
$9
$123-128
~$3
~$5
$46-48
$59-62
~$7
$12-13
$9-10
Year-End 2012
Year-End 2013
Year-End 2014
Year-End 2015 Fcst.
Securitized Funding as Percentage of Managed Receivables
47%
44%
38%
36-38%

(a) The Ford Interest Advantage program consists of floating rate demand notes.
(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c) Excludes marketable securities related to insurance activities.

At year-end 2014, managed receivables were $113 billion, and Ford Credit ended the year with about $9 billion in cash. Securitized funding was 38% of managed receivables, down from 44% at year-end 2013, reflecting a greater mix of unsecured debt.

Ford Credit is projecting 2015 year-end managed receivables of $123 billion to $128 billion and securitized funding as a percentage of managed receivables in the range of 36% to 38%. Ford Credit expects this percentage will continue to decline over time.

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full-year 2015, and its global public term funding issuances in 2014, 2013, and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015 Forecast	2014	2013	2012
Unsecured	$ 12-15	$13	$11	$9
Securitizations (a)	13-16	15	14	14
Total	$ 25-31	$28	$25	$23
__________

(a)	Includes Rule 144A offerings.

In 2014, Ford Credit completed $28 billion of public term funding in the United States, Canada, Europe, Brazil, Mexico, and China, including about $13 billion of unsecured debt.

For 2015, Ford Credit projects full-year public term funding in the range of $25 billion to $31 billion. Through February 12, 2015, Ford Credit has completed $6.3 billion of public term funding in the United States and Europe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table shows Ford Credit’s liquidity programs and utilization (in billions):

	December 31, 2014	December 31, 2013	December 31, 2012
Liquidity Sources
Cash (a)	$8.9	$10.8	$10.9
Committed asset-backed security (“ABS”) lines (b)	33.7	29.4	24.3
FCAR bank lines	—	3.5	6.3
FCE/Other unsecured credit facilities	1.6	1.6	0.9
Ford revolving credit facility allocation	2.0	—	—
Total liquidity sources	$46.2	$45.3	$42.4

Utilization of Liquidity
Securitization cash (c)	$(2.4)	$(4.4)	$(3.0)
Committed ABS lines	(15.3)	(14.7)	(12.3)
FCAR bank lines	—	(3.3)	(5.8)
FCE/Other unsecured credit facilities	(0.4)	(0.4)	(0.1)
Ford revolving credit facility allocation	—	—	—
Total utilization of liquidity	(18.1)	(22.8)	(21.2)
Gross liquidity	28.1	22.5	21.2
Adjustments (d)	(1.6)	(1.1)	(1.5)
Net liquidity available for use	$26.5	$21.4	$19.7
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At December 31, 2014, Ford Credit had total liquidity sources of $46.2 billion compared with total liquidity sources of $45.3 billion at December 31, 2013. Its liquidity sources of committed capacity and cash are diversified across a variety of markets and platforms. The utilization of its liquidity totaled $18.1 billion at year-end 2014, compared with $22.8 billion at year-end 2013. The decrease of $4.7 billion reflects lower securitization cash and usage of its unsecured credit facilities.

Ford Credit ended 2014 with gross liquidity of $28.1 billion. After adjustments totaling $1.6 billion, total liquidity available for use continues to remain strong at $26.5 billion at year-end 2014, $5.1 billion higher than year-end 2013.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31, 2014	December 31, 2013	December 31, 2012
Total debt (a)	$105.0	$98.7	$89.3
Equity	11.4	10.6	9.7
Financial statement leverage (to 1)	9.2	9.3	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31, 2014	December 31, 2013	December 31, 2012
Total debt (a)	$105.0	$98.7	$89.3
Adjustments for cash, cash equivalents, and marketable securities (b)	(8.9)	(10.8)	(10.9)
Adjustments for derivative accounting (c)	(0.4)	(0.2)	(0.8)
Total adjusted debt	$95.7	$87.7	$77.6

Equity	$11.4	$10.6	$9.7
Adjustments for derivative accounting (c)	(0.4)	(0.3)	(0.3)
Total adjusted equity	$11.0	$10.3	$9.4
Managed leverage (to 1) (d)	8.7	8.5	8.3
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2014, Ford Credit’s managed leverage was 8.7:1, compared with 8.5:1 at December 31, 2013. In 2015, Ford Credit expects managed leverage to continue in the range of 8:1 to 9:1. In 2014, Ford Credit paid $395 million in distributions to its parent, Ford Holdings LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At December 31, 2014, Total equity attributable to Ford Motor Company was $24.8 billion, a decrease of $1.3 billion compared with December 31, 2013. The decrease primarily reflects unfavorable changes in Accumulated other comprehensive income/(loss) of $1.8 billion (more than explained by unfavorable pension and OPEB adjustments); unfavorable changes in Treasury stock of about $300 million related to net stock repurchases and re-issuances; and unfavorable changes in Capital in excess of par value of stock of about $300 million related to convertible note debt settlement net of compensation-related equity issuances; offset partially by favorable changes in Retained earnings of $1.2 billion related to full-year 2014 Net income attributable to Ford Motor Company of $3.2 billion, net of cash dividends declared of $2 billion.
Credit Ratings. Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•	DBRS Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial (“S&P”).

In several markets, locally-recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies’ ratings of us are based on information provided by us and other sources. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.

The following rating actions were taken by these NRSROs since September 30, 2014:

•	On October 1, 2014, Fitch affirmed its ratings for Ford and Ford Credit, and maintained a positive outlook for both.

•	On October 29, 2014, DBRS affirmed its ratings for Ford and Ford Credit, and maintained a stable outlook for both.

•	On December 16, 2014, Moody’s affirmed its ratings for Ford, and maintained a stable outlook.

•	On January 27, 2015, Moody’s affirmed its ratings for Ford Credit, and maintained a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 PLANNING ASSUMPTIONS AND KEY METRICS

The following summarizes results against planning assumptions and key metrics established at the beginning of 2014:

	2013 Full Year	2014 Full Year
	Results	Plan	Results
Planning Assumptions (Mils.)
Industry Volume (a) -- U.S.	15.9	16.0 - 17.0	16.8
-- Europe 20	13.8	13.5 - 14.5	14.6
-- China	22.2	22.5 - 24.5	24.0

Key Metrics
Automotive (Compared with 2013):
- Revenue (Bils.)	$139.4	About Equal	$135.8

- Operating Margin (b)	5.4%	Lower	3.9%

- Operating-Related Cash Flow (Bils.) (c)	$6.1	Substantially Lower	$3.6

Ford Credit (Compared with 2013):
- Pre-Tax Profit (Bils.)	$1.8	About Equal	$1.9

Total Company:
- Pre-Tax Profit (Bils.) (c)	$8.6	$7 - $8	$6.3
__________

(a)	Based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

(b)	Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

(c)
Excludes special items; reconciliation to GAAP for full-year 2013 and 2014 provided in "Results of Operations" and "Liquidity and Capital Resources," above. Full year 2014 total Company pre-tax profit result was consistent with our updated guidance of about $6 billion, provided in September 2014.

PRODUCTION VOLUMES (a)

Our 2014 production volumes and first quarter 2015 projected production volumes are as follows (in thousands):

	2014 Actual				2015 Forecast
	Fourth Quarter		Full Year		First Quarter
	Units	O/(U) 2013	Units	O/(U) 2013	Units	O/(U) 2014
North America	698	(58)	2,969	(142)	715	(59)
South America	105	1	399	(75)	105	11
Europe	328	(5)	1,438	(5)	440	58
Middle East & Africa	19	2	76	14	22	5
Asia Pacific	376	14	1,439	175	385	39
Total	1,526	(46)	6,321	(33)	1,667	54
__________
(a) Includes Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We project global economic growth to be in the 3% range led by the United States and China. Global industry sales are expected to grow to between 88 million and 92 million units after estimated sales of 88 million units in 2014. U.S. economic growth is expected to be in the 3% range. Consumer sentiment is improving, along with lower fuel prices, which will boost consumer spending, providing support for growth. South America faces continued market volatility and policy uncertainty. A weak recovery is expected in Brazil while Argentina and Venezuela will remain in recession. In Europe, growth in the Euro Area slowed after the first quarter of 2014, but is projected at just above 1% in 2015. Growth in the United Kingdom is projected to remain in the 2.5% to 3% range. In Russia, the combination of lower oil prices, geo-political events, and ruble depreciation will lead to a sharp decline in gross domestic product and higher inflation. In Asia Pacific, China’s economic growth is projected to be in the 7% to 7.5% range; consumer income growth will support an increase in vehicle sales but at a more moderate pace this year. With some encouraging signs of improvement, growth in India is projected to rise above 6% in 2015, supported by a more favorable policy environment. Overall, despite challenges in some key markets, we expect the global economy to grow in 2015 and be supportive of our projection for higher global industry volume this year.
Total Company

Our 2015 profit outlook by segment is as follows:

	2014 Full Year Results	2015 Full Year Outlook
Automotive (Mils.)
North America	$6,898	Higher (a)
- Operating Margin	8.4%	8% - 9%
South America	(1,162)	Substantially Improved (a)
Europe	(1,062)	Improved (a)
Middle East & Africa	(20)	Loss
Asia Pacific	589	Higher (a)
Net Interest Expense	(583)	Equal To or Higher (a)
Ford Credit (Mils.)	$1,854	Equal To or Higher (a)
__________
(a) Compared with 2014

North America

We expect North America to be strongly profitable, at a level higher than 2014, with an operating margin of 8% to 9%. This outlook includes higher market share and net pricing, reflecting the impact of launching seven all-new or significantly refreshed products, as well as the effect of the record 16 launches in 2014, many of which occurred late in the year. The F-150 changeover and downtime at our Kansas City plant will impact our first quarter 2015 results.
South America

In South America, pre-tax results are expected to be substantially improved from 2014, but still be a loss. This outlook reflects the continuation of difficult macroeconomic conditions, with industry volume about equal to 2014. We expect higher market share in 2015 as a result of new product introductions, including the all-new Ka. We also expect higher net pricing, in part due to the new products, but also to recover, at least in part, the unfavorable effects of weaker currencies and high local inflation. Finally, our South America results will not include the operating results of our Venezuela operations, including any impact of currency devaluations.

Europe

In Europe, pre-tax results are expected to improve from 2014, but still be a loss. This outlook reflects higher market share, volume, and net pricing in the Europe 20 markets, despite intense competition across the region, as well as weak economic growth in the Euro Area. This is updated from our September 2014 Investor Day guidance of a loss of about $250 million, largely due to uncertainty around conditions in Russia, as well as higher pension expense in 2015 as a result of even lower discount rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa

Middle East & Africa is expected to deliver a loss somewhat larger than 2014 as we invest for future growth.
Asia Pacific

In Asia Pacific, we expect wholesale volume, market share, and pre-tax profit to be higher than 2014 as we continue to introduce new products and bring online new capacity.

Net Interest Expense

Automotive net interest expense is expected to be equal to or higher than 2014.

Ford Credit

Ford Credit continues to implement its growth plan and expects pre-tax profit to be equal to or higher than 2014. This outlook reflects year-end managed receivables in the range of $123 billion to $128 billion, managed leverage to continue in the range of 8:1 to 9:1, and distributions of about $250 million.
2015 Calendarization Effects

We expect the calendarization of our total Company pre-tax results, excluding special items, to be atypical in 2015. Historically, the first half of the year is more profitable for us than the second half. In 2015, however, we expect the reverse to be the case due primarily to the following factors:

•
In North America, the all-new F-150 changeover and downtime at the Kansas City plant will affect first quarter results. We also will incur costs and lost volume in the first half of the year related to our seven product launches in 2015, including the Edge and Explorer. We expect to see the benefit of these launches in the second half of 2015.

•
In Asia Pacific, we are leveraging our global product portfolio to introduce 18 new vehicles in 2015. This will result in lower first half results as we continue to invest in four new plants that will bring new capacity online for the second half of 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2015 include the following:

	2014 Full Year Results	2015 Full Year Plan
Planning Assumptions (Mils.)
Industry Volume (a) -- U.S.	16.8	17.0 - 17.5
-- Europe 20	14.6	14.8 - 15.3
-- China	24.0	24.5 - 26.5

Key Metrics
Automotive (Compared with 2014):
- Revenue (Bils.)	$135.8	Higher

- Operating Margin (b)	3.9%	Higher

- Operating-Related Cash Flow (Bils.) (c)	$3.6	Higher

Ford Credit (Compared with 2014):
- Pre-Tax Profit (Bils.)	$1.9	Equal To or Higher

Total Company:
- Pre-Tax Profit (Bils.) (c)	$6.3	$8.5 - $9.5
__________

(a)	Based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

(b)	Automotive operating margin is defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue.

(c)	Excludes special items; reconciliation to GAAP for full-year 2014 provided in “Results of Operations” and “Liquidity and Capital Resources” above.

For 2015, we now expect U.S. industry volume to range from 17 million to 17.5 million units, Europe 20 markets to range from 14.8 million to 15.3 million units, and China to range from 24.5 million to 26.5 million units.

For our financial metrics, we expect Automotive revenue, Automotive operating margin, and Automotive operating-related cash flow to be higher than 2014. This includes capital spending of about $7.5 billion in 2015.

Ford Credit’s pre-tax profit is expected to be equal to or higher than 2014.

We expect our operating effective tax rate, which excludes the profits of our unconsolidated subsidiaries, to be about equal to our 2014 rate of 35%, assuming extension of U.S. research credit legislation in the fourth quarter of 2015.

We expect total Company pre-tax profit, excluding special items, to range from $8.5 billion to $9.5 billion in 2015.

Overall, we expect very strong growth and substantially improved financial performance in 2015 driven by our investments in new products and capacity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

Warranty and Field Service Actions

Nature of Estimates Required. We provide warranties on the products we sell. Separately, we also periodically perform field service actions related to safety recalls, emission recalls, and other product campaigns. Pursuant to these warranties and field service actions, we will repair, replace or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship.  We accrue the estimated cost of both basic warranty coverages and field service actions at the time of sale.

Assumptions and Approach Used. We establish estimates for warranty and field service action obligations using a patterned estimation model. We use historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. We reevaluate our estimate of warranty and field service obligations on a regular basis. Experience has shown that initial data for any given model year may be volatile; therefore, our process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, we use the data to modify the historical averages in order to ensure that the estimate is within the range of likely outcomes. We then compare the resulting accruals with present spending rates to ensure that the balances are adequate to meet expected future obligations. Based on these data, we revise our estimates as necessary. Warranty coverages vary; therefore, our warranty accruals vary depending upon the type of product and the geographic location of its sale for specific periods of time and/or mileage. Field service actions are distinguishable from warranties in that they may occur in periods beyond the basic warranty coverage period. Our best estimate of the obligation related to field service actions includes expected future payments related to vehicles produced in the most recent eight model years and announced field service actions for vehicles produced before this period.

  Due to the uncertainty and potential volatility of these factors, changes in our assumptions could materially affect our financial condition and results of operations. See Note 27 of the Notes to the Financial Statements for information regarding warranty and product recall related costs.

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

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•
Discount rates. Our discount rate assumption is based primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve based on high-quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

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

•	Salary growth. Our salary growth assumption reflects our actual experience, long-term outlook, and assumed inflation.

•	Inflation. Our inflation assumption is based on an evaluation of external market indicators, including real gross domestic product growth and central bank inflation targets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Expected contributions. Our expected amount and timing of contributions are based on an assessment of minimum requirements, cash availability, and other considerations (e.g., funded status, avoidance of regulatory premiums and levies, and tax efficiency).

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.

•	Health care cost trends. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends.

Assumptions are set at each year end and are generally not changed during the year unless there is a major plan event such as a significant curtailment or settlement that would trigger a plan remeasurement.

The effects of actual results differing from our assumptions and the effects of changing assumptions are recorded as unamortized net gains or losses in Accumulated other comprehensive income/(loss) on our balance sheet. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

Mortality Assumptions. As part of the normal management of our defined benefit pension and OPEB plans, we consistently review our demographic assumptions and actual experience, including our assumptions for mortality. At year-end 2014, we updated our assumptions for future mortality improvements in our North American defined benefit pension and OPEB plans, taking into consideration recent mortality information published by recognized experts in this field, primarily the U.S. Society of Actuaries and the Canadian Institute of Actuaries. This information was considered, along with the characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality of plan participants. The impact of this update on our global pension and OPEB obligations was not significant and is included in the benefit obligations shown in Note 12 of the Notes to the Financial Statements.

See Note 12 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2014 weighted average discount rate was 3.94% for U.S. plans and 3.06% for non-U.S. plans, reflecting decreases of 80 and 101 basis points, respectively, compared with year-end 2013. In 2014, the U.S. actual return on assets was 16.4%, which was higher than the expected long-term rate of return of 6.89%. Non-U.S. actual return on assets was 15.7%, which was higher than the expected long-term rate of return of 6.63%. In total, these differences resulted in a net increase in unamortized losses of about $3 billion which are expected to be recognized as a component of net expense over the expected future years of service (approximately 10 years for our major U.S. plans and 11 years for our major non-U.S. plans).

For 2015, the expected long-term rate of return on assets is 6.75% for U.S. plans and 6.11% for non-U.S. plans, down 14 basis points and 52 basis points, respectively, compared with a year ago, reflecting primarily a higher fixed income allocation.

Worldwide pension expense, excluding special items, was $1 billion in 2014, $600 million lower than 2013, driven primarily by higher discount rates at year-end 2013 compared with 2012. Based on year-end assumptions, we expect 2015 pension expense to be higher compared with 2014, reflecting primarily lower discount rates at year-end 2014 compared with 2013.

De-risking Strategy. In 2012, we adopted a broad global de-risking strategy which increases the matching characteristics of our assets relative to our obligation as funded status improves. Changes in interest rates (which directly influence changes in discount rates), in addition to other factors, have a significant impact on the value of our pension obligation and fixed income asset portfolio. As we de-risk our plans and increase the allocation to fixed income investments over time, we expect the funded status sensitivity to changes in interest rates will be significantly reduced. Any change in interest rates should result in offsetting effects in the value of our pension obligation and the value of the fixed income asset portfolio.

Sensitivity Analysis. The December 31, 2014 pension funded status and 2015 expense are affected by year-end 2014 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors which generally have the largest impact on year-end funded status and pension expense are discussed below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discount rates and interest rates have the largest impact on our net funded status. The table below estimates the impact as of December 31, 2014 on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis	Increase/(Decrease) in
	Point	December 31, 2014 Funded Status
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps.	$5,000/(6,200)	$4,700/(5,800)
Interest rate - fixed income assets	+/- 100	(4,500)/5,600	(1,900)/2,400
Net impact on funded status		$500/(600)	$2,800/(3,400)

The fixed income asset sensitivity shown excludes other fixed income return components (e.g., bond coupon and active management excess returns), growth asset returns and changes in value of related insurance contracts. Other factors that impact net funded status (e.g., contributions) are not reflected.

Discount rates and the expected long-term rate of return on assets have the largest impact on pension expense. These assumptions are generally set at each year end for expense recorded throughout the following year. The table below estimates the impact on 2015 pension expense of a higher/lower assumption for these factors (in millions):

	Basis	Increase/(Decrease) in
	Point	2015 Expense
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 10 bps.	$(35)/40	$(40)/40
Expected long-term rate of return on assets	+/- 10	(40)/40	(20)/20

The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to an increase in discount rates assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for U.S. OPEB plans at December 31, 2014 was 3.86%, compared with 4.65% at December 31, 2013, resulting in an unamortized loss of about $400 million. This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 12 years).

Sensitivity Analysis. The effect on U.S. and Canadian plans of a 100 basis point increase/(decrease) in the assumed discount rate would have resulted in a (lower)/higher postretirement benefit expense for 2015 of approximately $(40) million/$40 million, and in the year-end 2014 obligation of approximately $(720) million/$850 million.

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

We presently believe that a valuation allowance of $1.6 billion is required, primarily for deferred tax assets related to our South America operations. We believe that we ultimately will recover the remaining $13.1 billion of deferred tax assets. We have assessed recoverability of these assets, and concluded that no valuation allowance is required.

For additional information regarding income taxes, see Note 21 of the Notes to the Financial Statements.

Allowance for Credit Losses

The allowance for credit losses represents Ford Credit’s estimate of the probable credit loss inherent in finance receivables and operating leases as of the balance sheet date. The adequacy of Ford Credit’s allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. See Note 7 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Nature of Estimates Required. Ford Credit estimates the probable credit losses inherent in finance receivables and operating leases based on several factors.

Consumer Portfolio. Ford Credit estimates the allowance for credit losses on consumer receivables and on operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of Ford Credit’s present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, Ford Credit may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

Assumptions Used. Ford Credit’s allowance for credit losses is based on assumptions regarding:

•	Frequency. The number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions; and

•
Loss severity. The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables or average end-of-period operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

Ford Credit’s largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60-month), and risk rating to Ford Credit’s active portfolio to estimate the losses that have been incurred.

The loss emergence period (“LEP”) is a key assumption within Ford Credit’s models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged off, such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Specific Allowance for Impaired Receivables. Consumer receivables involved in troubled debt restructurings are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishing the allowance for credit losses, if Ford Credit management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2014 Allowance for Credit Losses	2015 Expense
Repossession ratios (a)	+/- 0.1 pt.	$33/$(33)	$33/$(33)
Loss severity	+/- 1.0	3/(3)	3/(3)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

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

After establishing the allowance for credit losses, if Ford Credit management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

See Note 6 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

 Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2014 Accumulated Depreciation on Vehicles Subject to Operating Leases	2015 Expense
Future auction values	+/- 1.0	$(85)/$85	$(27)/$27
Return volumes	+/- 1.0	8/(8)	4/(4)

The impact of the increased accumulated supplemental depreciation in 2014 would be charged to expense in the
2015 - 2018 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases, in each case under the Financial Services sector.

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

The table below summarizes our contractual obligations as of December 31, 2014 (in millions):

	Payments Due by Period
	2015	2016 - 2017	2018 - 2019	2020 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	$2,118	$1,587	$1,739	$8,047	$13,491
Interest payments relating to long-term debt (c)	584	1,074	977	7,187	9,822
Capital leases	12	20	68	17	117
Pension funding (d)	410	417	—	—	827
Off-balance sheet
Purchase obligations	1,649	1,921	843	947	5,360
Operating leases	211	283	121	64	679
Total Automotive sector	4,984	5,302	3,748	16,262	30,296

Financial Services Sector
On-balance sheet
Long-term debt (a) (b) (excluding capital leases)	25,533	42,291	15,433	10,579	93,836
Interest payments relating to long-term debt (c)	2,294	3,036	1,578	1,317	8,225
Off-balance sheet
Purchase obligations	20	16	27	—	63
Operating leases	57	94	34	19	204
Total Financial Services sector	27,904	45,437	17,072	11,915	102,328
Total Company	$32,888	$50,739	$20,820	$28,177	$132,624
__________
(a) Amount includes, prior to adjustment noted above, $2,128 million for the Automotive sector and $25,533 million for the Financial Services sector for the current portion of long-term debt. See Note 13 of the Notes to the Financial Statements for additional discussion.
(b) Automotive sector excludes unamortized debt discounts/premiums of $(144) million. Financial Services sector excludes unamortized debt discounts of $(55) million and adjustments of $428 million related to designated fair value hedges of the debt.
(c) Excludes amortization of debt discounts/premiums.
(d) Amounts represent our estimate of contractually obligated deficit contributions to U.K. plans. See Note 12 for further information regarding our expected 2015 pension contributions and funded status.

The amount of unrecognized tax benefits for 2014 of $1.3 billion (see Note 21 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 6, 12, and 13, respectively, of the Notes to the Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2014, was a liability of $130 million compared with an asset of $158 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.1 billion at December 31, 2014, compared with $2 billion at December 31, 2013. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 16 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

Commodity Price Risk. Commodity price risk is the possibility that our financial results could be better or worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). Accordingly, our normal practice is to use derivative instruments, when available, to hedge the price risk with respect to forecasted purchases of those commodities that we can economically hedge (primarily base metals and precious metals). In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts).

The net fair value of commodity forward and option contracts (including adjustments for credit risk) as of December 31, 2014 was a liability of $66 million compared with an asset of $4 million as of December 31, 2013. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $63 million at December 31, 2014, compared with $70 million at December 31, 2013.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2014, we had $21.7 billion in our Automotive investment portfolios, compared to $24.8 billion at December 31, 2013. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the income statement. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $148 million as calculated as of December 31, 2014. This compares to $193 million, as calculated as of December 31, 2013. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Interest Rate Risk. Generally, Ford Credit’s assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Ford Credit’s assets consist primarily of fixed-rate retail installment sale and operating lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and operating lease contracts generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

Debt consists primarily of short- and long-term unsecured debt and securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit may borrow at terms longer than the terms of its assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Ford Credit’s interest rate risk management objective is to reduce volatility in its cash flows and volatility in its economic value from changes in interest rates based on an established risk tolerance that may vary by market.

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

Under these interest rate scenarios, Ford Credit expects more debt and liabilities than assets to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on Ford Credit’s assets will increase less than the interest paid on Ford Credit’s debt, thereby initially decreasing Ford Credit’s pre-tax cash flow. During a period of falling interest rates, Ford Credit would expect its pre-tax cash flow to initially increase. Ford Credit’s pre-tax cash flow sensitivity to interest rate movement is highlighted in the table below.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Pre-tax cash flow sensitivity as of year-end 2014 and 2013 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2014	$(46)	$46
December 31, 2013	63	(63)
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, Pound Sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2014, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments as of December 31, 2014 was an asset of $692 million, compared to an asset of $79 million as of December 31, 2013.

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

Selected quarterly financial data for 2014 and 2013 are provided in Note 26 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management Stock Ownership” in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance—Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance—Board Committees,” “ Audit Committee Financial Expert and Auditor Rotation” and “Proposal 1—Election of Directors” in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in 2014,” “Pension Benefits in 2014,” “Nonqualified Deferred Compensation in 2014,” and “Potential Payments Upon Termination or Change in Control.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Corporate Governance—-Beneficial Stock Ownership” in our Proxy Statement.

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

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2014 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement and Sector Income Statement for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2014 and 2013.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Equity for the years ended December 31, 2014, 2013, and 2012.

•	Notes to the Financial Statements.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 3-B-1	Amendment to By-Laws, effective February 11, 2015.	Filed with this Report.
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*

Designation	Description	Method of Filing
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed with this Report.
Exhibit 10-L-1	Description of Compensation Arrangements for Alan Mulally.**	Filed with this Report.
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2012.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2013.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2014.**	Filed as Exhibit 10-)-4 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-0-5	Annual Incentive Compensation Plan Metrics for 2015.	Filed with this Report.
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed as Exhibit 10-N-7 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-10	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-11	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed with this Report.
Exhibit 10-O-12	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-13	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Designation	Description	Method of Filing
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Relationship Agreement dated April 30, 2014 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-W-1	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W-2	Form of Alan Mulally Agreement Amendment, effective as of December 31, 2008.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-W-3	Form of Alan Mulally Agreement Amendment, dated February 15, 2013.**	Filed as Exhibit 10-V-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-Y	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-Y-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*

Designation	Description	Method of Filing
Exhibit 10-Y-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*
Exhibit 10-Y-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-Z	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-AA	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-AA-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 10-BB	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-CC	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of January 31,2015.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 13, 2015
William Clay Ford, Jr.

MARK FIELDS*	Director, President and Chief Executive Officer	February 13, 2015
Mark Fields	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 13, 2015
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 13, 2015
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director and Chair of the Compensation Committee	February 13, 2015
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 13, 2015
Edsel B. Ford II

RICHARD A. GEPHARDT*	Director	February 13, 2015
Richard A. Gephardt

JAMES P. HACKETT*	Director	February 13, 2015
James P. Hackett

JAMES H. HANCE, JR.*	Director	February 13, 2015
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability Committee	February 13, 2015
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 13, 2015
Jon M. Huntsman, Jr.

Signature	Title	Date

WILLIAM E. KENNARD*	Director	February 13, 2015
William E. Kennard

JOHN C. LECHLEITER*	Director	February 13, 2015
John C. Lechleiter

ELLEN R. MARRAM*	Director	February 13, 2015
Ellen R. Marram

GERALD L. SHAHEEN*	Director and Chair of the Nominating and Governance Committee	February 13, 2015
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 13, 2015
John L. Thornton

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 13, 2015
Bob Shanks	(principal financial officer)

STUART ROWLEY*	Vice President and Controller	February 13, 2015
Stuart Rowley	(principal accounting officer)

*By: /s/ BRADLEY M. GAYTON		February 13, 2015
Bradley M. Gayton
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying sector balance sheets and the related sector statements of income and of cash flows, included as supplemental information, have been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the sector balance sheets and the related sector statements of income and of cash flows are fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 13, 2015

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2014	2013	2012
Revenues
Automotive	$135,782	$139,369	$126,567
Financial Services	8,295	7,548	6,992
Total revenues	144,077	146,917	133,559

Costs and expenses
Automotive cost of sales	123,516	125,195	113,039
Selling, administrative, and other expenses	14,117	13,176	11,529
Financial Services interest expense	2,699	2,860	3,115
Financial Services provision for credit and insurance losses	305	208	77
Total costs and expenses	140,637	141,439	127,760

Automotive interest expense	797	829	713

Automotive interest income and other income/(loss), net (Note 18)	76	974	1,599
Financial Services other income/(loss), net (Note 18)	348	348	365
Equity in net income of affiliated companies	1,275	1,069	588
Income before income taxes	4,342	7,040	7,638
Provision for/(Benefit from) income taxes (Note 21)	1,156	(135)	2,026
Net income	3,186	7,175	5,612
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(7)	(1)
Net income attributable to Ford Motor Company	$3,187	$7,182	$5,613

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 23)
Basic income	$0.81	$1.83	$1.47
Diluted income	0.80	1.77	1.41

Cash dividends declared	0.50	0.40	0.15

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2014	2013	2012
Net income	$3,186	$7,175	$5,612
Other comprehensive income/(loss), net of tax (Note 17)
Foreign currency translation	(602)	(501)	141
Derivative instruments	(182)	215	6
Pension and other postretirement benefits	(1,018)	4,914	(4,268)
Total other comprehensive income/(loss), net of tax	(1,802)	4,628	(4,121)
Comprehensive income	1,384	11,803	1,491
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	(7)	(1)
Comprehensive income attributable to Ford Motor Company	$1,384	$11,810	$1,492

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the years ended December 31,
	2014	2013	2012
AUTOMOTIVE
Revenues	$135,782	$139,369	$126,567
Costs and expenses
Cost of sales	123,516	125,195	113,039
Selling, administrative, and other expenses	10,243	9,997	9,041
Total costs and expenses	133,759	135,192	122,080

Interest expense	797	829	713

Interest income and other income/(loss), net (Note 18)	76	974	1,599
Equity in net income of affiliated companies	1,246	1,046	555
Income before income taxes — Automotive	2,548	5,368	5,928

FINANCIAL SERVICES
Revenues	8,295	7,548	6,992
Costs and expenses
Interest expense	2,699	2,860	3,115
Depreciation on vehicles subject to operating leases (Note 6)	3,098	2,411	1,795
Operating and other expenses	776	768	693
Provision for credit and insurance losses	305	208	77
Total costs and expenses	6,878	6,247	5,680

Other income/(loss), net (Note 18)	348	348	365
Equity in net income of affiliated companies	29	23	33
Income before income taxes — Financial Services	1,794	1,672	1,710

TOTAL COMPANY
Income before income taxes	4,342	7,040	7,638
Provision for/(Benefit from) income taxes (Note 21)	1,156	(135)	2,026
Net income	3,186	7,175	5,612
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(7)	(1)
Net income attributable to Ford Motor Company	$3,187	$7,182	$5,613

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$10,757	$14,468
Marketable securities	20,393	22,100
Finance receivables, net (Note 5)	81,111	77,481
Other receivables, net	11,708	9,828
Net investment in operating leases (Note 6)	23,217	19,984
Inventories (Note 8)	7,866	7,708
Equity in net assets of affiliated companies (Note 9)	3,357	3,679
Net property (Note 10)	30,126	27,616
Deferred income taxes (Note 21)	13,639	13,468
Other assets	6,353	5,847
Total assets	$208,527	$202,179

LIABILITIES
Payables	$20,035	$19,531
Other liabilities and deferred revenue (Note 11)	43,577	40,886
Debt (Note 13)	119,171	114,688
Deferred income taxes (Note 21)	570	598
Total liabilities	183,353	175,703

Redeemable noncontrolling interest (Note 14)	342	331

EQUITY
Capital stock (Note 23)
Common Stock, par value $.01 per share (3,938 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,089	21,422
Retained earnings	24,556	23,386
Accumulated other comprehensive income/(loss) (Note 17)	(20,032)	(18,230)
Treasury stock (Note 23)	(848)	(506)
Total equity attributable to Ford Motor Company	24,805	26,112
Equity attributable to noncontrolling interests	27	33
Total equity	24,832	26,145
Total liabilities and equity	$208,527	$202,179

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 15 for additional information on our VIEs.

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,094	$4,198
Finance receivables, net	39,522	45,796
Net investment in operating leases	9,631	8,116
Other assets	27	5
LIABILITIES
Other liabilities and deferred revenue	$22	$88
Debt	37,156	40,728

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	December 31, 2014	December 31, 2013
ASSETS
Automotive
Cash and cash equivalents	$4,567	$4,959
Marketable securities	17,135	20,157
Total cash and marketable securities	21,702	25,116
Receivables, less allowances of $455 and $132	5,789	5,641
Inventories (Note 8)	7,866	7,708
Deferred income taxes	2,039	1,574
Net investment in operating leases (Note 6)	1,699	1,384
Other current assets	1,347	1,034
Total current assets	40,442	42,457
Equity in net assets of affiliated companies (Note 9)	3,216	3,546
Net property (Note 10)	29,795	27,492
Deferred income taxes	13,331	13,436
Other assets	2,798	2,824
Non-current receivable from Financial Services (Note 1)	497	724
Total Automotive assets	90,079	90,479
Financial Services
Cash and cash equivalents	6,190	9,509
Marketable securities	3,258	1,943
Finance receivables, net (Note 5)	86,141	80,816
Net investment in operating leases (Note 6)	21,518	18,600
Equity in net assets of affiliated companies (Note 9)	141	133
Other assets	3,613	3,149
Receivable from Automotive (Note 1)	527	907
Total Financial Services assets	121,388	115,057
Intersector elimination	(1,024)	(1,631)
Total assets	$210,443	$203,905
LIABILITIES
Automotive
Payables	$18,876	$18,035
Other liabilities and deferred revenue (Note 11)	17,934	16,537
Deferred income taxes	270	267
Debt payable within one year (Note 13)	2,501	1,257
Current payable to Financial Services (Note 1)	527	907
Total current liabilities	40,108	37,003
Long-term debt (Note 13)	11,323	14,426
Other liabilities and deferred revenue (Note 11)	23,793	22,089
Deferred income taxes	367	430
Total Automotive liabilities	75,591	73,948
Financial Services
Payables	1,159	1,496
Debt (Note 13)	105,347	99,005
Deferred income taxes	1,849	1,627
Other liabilities and deferred revenue (Note 11)	1,850	2,260
Payable to Automotive (Note 1)	497	724
Total Financial Services liabilities	110,702	105,112
Intersector elimination	(1,024)	(1,631)
Total liabilities	185,269	177,429

Redeemable noncontrolling interest (Note 14)	342	331

EQUITY
Capital stock (Note 23)
Common Stock, par value $.01 per share (3,938 million shares issued of 6 billion authorized)	39	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,089	21,422
Retained earnings	24,556	23,386
Accumulated other comprehensive income/(loss) (Note 17)	(20,032)	(18,230)
Treasury stock (Note 23)	(848)	(506)
Total equity attributable to Ford Motor Company	24,805	26,112
Equity attributable to noncontrolling interests	27	33
Total equity	24,832	26,145
Total liabilities and equity	$210,443	$203,905

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities of continuing operations
Net income	$3,186	$7,175	$5,612
Depreciation and tooling amortization	7,385	6,504	5,486
Other amortization	38	40	(186)
Provision for credit and insurance losses	305	210	83
Pension and OPEB expense	1,249	2,543	1,557
Equity investment (earnings)/losses in excess of dividends received	189	(543)	23
Foreign currency adjustments	825	228	(116)
Net (gain)/loss on changes in investments in affiliates	798	113	(594)
Stock compensation	180	159	140
Net change in wholesale and other receivables	(2,208)	(3,044)	(1,178)
Provision for deferred income taxes	1,063	(848)	1,754
Decrease/(Increase) in accounts receivable and other assets	(2,897)	(2,040)	(2,508)
Decrease/(Increase) in inventory	(875)	(572)	(1,401)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,734	1,231	599
Other	(465)	(712)	(226)
Net cash provided by/(used in) operating activities	14,507	10,444	9,045

Cash flows from investing activities of continuing operations
Capital spending	(7,463)	(6,597)	(5,488)
Acquisitions of finance receivables and operating leases	(51,673)	(45,822)	(38,445)
Collections of finance receivables and operating leases	36,497	33,966	31,570
Purchases of marketable securities	(48,694)	(119,993)	(95,135)
Sales and maturities of marketable securities	50,264	118,247	93,749
Change related to Venezuelan operations (Note 1)	(477)	—	—
Settlements of derivatives	281	(217)	(737)
Proceeds from sales of retail finance receivables (Note 22)	—	495	—
Other	141	190	196
Net cash provided by/(used in) investing activities	(21,124)	(19,731)	(14,290)

Cash flows from financing activities of continuing operations
Cash dividends	(1,952)	(1,574)	(763)
Purchases of Common Stock	(1,964)	(213)	(125)
Net changes in short-term debt	(3,870)	(2,927)	1,208
Proceeds from issuance of other debt	40,043	40,543	32,436
Principal payments on other debt	(28,859)	(27,953)	(29,210)
Other	25	257	159
Net cash provided by/(used in) financing activities	3,423	8,133	3,705
Effect of exchange rate changes on cash and cash equivalents	(517)	(37)	51
Net increase/(decrease) in cash and cash equivalents	$(3,711)	$(1,191)	$(1,489)

Cash and cash equivalents at January 1	$14,468	$15,659	$17,148
Net increase/(decrease) in cash and cash equivalents	(3,711)	(1,191)	(1,489)
Cash and cash equivalents at December 31	$10,757	$14,468	$15,659

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2014		2013		2012
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net income	$1,489	$1,697	$5,775	$1,400	$4,413	$1,199
Depreciation and tooling amortization	4,252	3,133	4,064	2,440	3,655	1,831
Other amortization	216	(178)	198	(158)	139	(325)
Provision for credit and insurance losses	—	305	2	208	6	77
Pension and OPEB expense	1,249	—	2,543	—	1,557	—
Equity investment (earnings)/losses in excess of dividends received	216	(27)	(529)	(14)	20	3
Foreign currency adjustments	827	(2)	227	1	(121)	5
Net (gain)/loss on changes in investments in affiliates	798	—	113	—	(594)	—
Stock compensation	172	8	152	7	134	6
Provision for deferred income taxes	483	580	(481)	(367)	1,209	545
Decrease/(Increase) in intersector receivables/payables	(83)	83	(136)	136	899	(899)
Decrease/(Increase) in accounts receivable and other assets	(2,826)	(71)	(1,486)	(554)	(2,343)	(165)
Decrease/(Increase) in inventory	(875)	—	(572)	—	(1,401)	—
Increase/(Decrease) in accounts payable and accrued and other liabilities	6,229	(495)	494	737	633	(34)
Other	(242)	(223)	(228)	(484)	(26)	(200)
Interest supplements and residual value support to Financial Services(a)	(3,141)	—	(2,398)	—	(1,914)	—
Net cash provided by/(used in) operating activities	8,764	4,810	7,738	3,352	6,266	2,043

Cash flows from investing activities of continuing operations
Capital spending	(7,360)	(103)	(6,566)	(31)	(5,459)	(29)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(51,673)	—	(45,822)	—	(38,445)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	36,497	—	33,966	—	31,570
Net change in wholesale and other receivables (b)	—	(2,208)	—	(3,044)	—	(1,178)
Purchases of marketable securities	(35,096)	(13,598)	(89,676)	(30,317)	(73,100)	(22,035)
Sales and maturities of marketable securities	38,028	12,236	87,799	30,448	70,001	23,748
Change related to Venezuelan operations (Note 1)	(477)	—	—	—	—	—
Settlements of derivatives	247	34	(284)	67	(788)	51
Proceeds from sales of retail finance receivables (Note 22)	—	—	—	495	—	—
Other	77	64	171	19	196	—
Investing activity (to)/from Financial Services (a)	322	—	445	—	925	—
Maturity of Financial Services debt held by Automotive (a)	—	—	—	—	201	—
Interest supplements and residual value support from Automotive (a)	—	3,141	—	2,398	—	1,914
Net cash provided by/(used in) investing activities	(4,259)	(15,610)	(8,111)	(11,821)	(8,024)	(4,404)

Cash flows from financing activities of continuing operations
Cash dividends	(1,952)	—	(1,574)	—	(763)	—
Purchases of Common Stock	(1,964)	—	(213)	—	(125)	—
Net changes in short term debt	(126)	(3,744)	(133)	(2,794)	154	1,054
Proceeds from issuance of other debt	185	39,858	2,250	38,293	1,553	30,883
Principal payments on other debt	(1,010)	(27,849)	(1,439)	(26,514)	(810)	(28,400)
Other	134	(109)	287	(30)	31	128
Financing activity to/(from) Automotive (a)	—	(322)	—	(445)	—	(925)
Maturity of Financial Services debt held by Automotive (a)	—	—	—	—	—	(201)
Net cash provided by/(used in) financing activities	(4,733)	7,834	(822)	8,510	40	2,539
Effect of exchange rate changes on cash and cash equivalents	(164)	(353)	(93)	56	—	51
Net increase/(decrease) in cash and cash equivalents	$(392)	$(3,319)	$(1,288)	$97	$(1,718)	$229

Cash and cash equivalents at January 1	$4,959	$9,509	$6,247	$9,412	$7,965	$9,183
Net increase/(decrease) in cash and cash equivalents	(392)	(3,319)	(1,288)	97	(1,718)	229
Cash and cash equivalents at December 31	$4,567	$6,190	$4,959	$9,509	$6,247	$9,412
_________
(a)    Eliminated in the consolidated statement of cash flows
(b)    Reclassified to operating activities in the consolidated statement of cash flows

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 17)	Treasury Stock (Note 23)	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2011	$38	$20,905	$12,738	$(18,737)	$(166)	$14,778	$43	$14,821
Net income	—	—	5,613	—	—	5,613	(1)	5,612
Other comprehensive income/(loss), net of tax	—	—	—	(4,121)	—	(4,121)	—	(4,121)
Common stock issued (including share-based compensation impacts)	2	71	—	—	—	73	—	73
Treasury stock/other	—	—	—	—	(126)	(126)	—	(126)
Cash dividends declared	—	—	(573)	—	—	(573)	—	(573)
Balance at December 31, 2012	$40	$20,976	$17,778	$(22,858)	$(292)	$15,644	$42	$15,686

Balance at December 31, 2012	$40	$20,976	$17,778	$(22,858)	$(292)	$15,644	$42	$15,686
Net income	—	—	7,182	—	—	7,182	(7)	7,175
Other comprehensive income/(loss), net of tax	—	—	—	4,628	—	4,628	—	4,628
Common stock issued (including share-based compensation impacts)	—	446	—	—	—	446	—	446
Treasury stock/other	—	—	—	—	(214)	(214)	(2)	(216)
Cash dividends declared	—	—	(1,574)	—	—	(1,574)	—	(1,574)
Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145

Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	3,187	—	—	3,187	(1)	3,186
Other comprehensive income/(loss), net of tax	—	—	—	(1,802)	—	(1,802)	1	(1,801)
Common stock issued (including share-based compensation impacts)	—	314	—	—	—	314	—	314
Treasury stock/other	—	(647)	(65)	—	(342)	(1,054)	(4)	(1,058)
Cash dividends declared	—	—	(1,952)	—	—	(1,952)	(2)	(1,954)
Balance at December 31, 2014	$40	$21,089	$24,556	$(20,032)	$(848)	$24,805	$27	$24,832

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company, our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We present the financial statements on both a consolidated basis and on a sector basis for our Automotive and Financial Services sectors. The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses. We eliminate all intercompany items and transactions in the consolidated and sector balance sheets. In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements. These line items are reconciled below under “Reconciliations between Consolidated and Sector Financial Statements” or in the related financial statements and footnotes.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Changes in Accounting

Disability Accounting. We provide medical, life, and income benefits to hourly and salary employees when they become disabled. As of January 1, 2014, we changed our accounting policy for these benefits from an event-driven model to a service-accrual model, such that our obligation now includes an estimated cost to be incurred for individuals who are disabled at the time of measurement (which was the amount recorded under our previous policy) as well as an amount that considers the probability that active employees will become disabled in the future. We believe this change in accounting method is preferable because it better aligns the recognition of expense with the periods in which the Company receives the benefit of the employees’ services, and will allow for better comparability with the method used by other companies in our industry.

We have retroactively applied this change in accounting method to all prior period amounts. As of December 31, 2011, the cumulative effect of the change decreased Total equity by $250 million.
The cumulative effect of this change on our consolidated balance sheet at December 31 was as follows (in millions):

	Revised 2013	As Originally Reported 2013	Effect of change
Deferred income taxes	$13,468	$13,315	$153
Other liabilities and deferred revenue	40,886	40,462	424
Total equity	26,145	26,416	(271)

	Revised 2012	As Originally Reported 2012	Effect of change
Deferred income taxes	$15,350	$15,185	$165
Other liabilities and deferred revenue	48,727	48,259	468
Total equity	15,686	15,989	(303)

The effect of this change was immaterial to our consolidated income statement and consolidated statement of cash flows for the years ended December 31, 2014, 2013, and 2012.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Venezuelan Operations. On February 13, 2013, the Venezuelan government effected a devaluation of the bolivar, from an exchange rate of 4.3 bolivars to the U.S. dollar to an exchange rate of 6.3 bolivars to the U.S. dollar. This resulted in a remeasurement loss of $186 million in Automotive cost of sales in the first quarter of 2013.

Based on changes to Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure the financial statements of our Venezuelan subsidiaries in U.S. dollars. Since March 31, 2014, we have used the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”). The exchange rate we used at March 31, 2014 was 10.8 bolivars to the U.S. dollar and resulted in a remeasurement loss of $316 million in in the first quarter of 2014 ($310 million related to our Automotive sector and $6 million related to our Financial Services sector).

Prior to December 31, 2014, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations, combined with other recent Venezuelan regulations, have constrained parts availability and are now significantly limiting our Venezuelan operations’ ability to maintain normal production. As a result of these conditions, and in accordance with Accounting Standards Codification (“ASC”) 810 -- Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change, which we made effective December 31, 2014, resulted in a fourth quarter 2014 one-time pre-tax charge of $800 million in Automotive interest income and other income/(loss), net. Our Venezuelan operations’ cash balance of $477 million at December 31, 2014, is no longer reported in Cash and cash equivalents. In future periods, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record cash and recognize income from our Venezuelan operations in our consolidated financial statements to the extent we are paid for parts we sell to them or receive dividends from them.

Ford has operated in Venezuela for the last 53 years and our operations in Venezuela will continue for the foreseeable future. We continue to work proactively with the Venezuelan official agencies to ensure they understand our Venezuelan operations’ business needs and potential production opportunities.

Adoption of New Accounting Standards

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our financial statements.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. On January 1, 2014, we adopted the new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets at December 31 was as follows (in millions):

	2014	2013
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,039	$1,574
Automotive sector non-current deferred income tax assets	13,331	13,436
Financial Services sector deferred income tax assets (a)	185	184
Total	15,555	15,194
Reclassification for netting of deferred income taxes	(1,916)	(1,726)
Consolidated balance sheet presentation of deferred income tax assets	$13,639	$13,468

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$270	$267
Automotive sector non-current deferred income tax liabilities	367	430
Financial Services sector deferred income tax liabilities	1,849	1,627
Total	2,486	2,324
Reclassification for netting of deferred income taxes	(1,916)	(1,726)
Consolidated balance sheet presentation of deferred income tax liabilities	$570	$598
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each sector’s balance sheet at December 31 was as follows (in billions):

	2014		2013
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$5.0		$3.3
Unearned interest supplements and residual support (b)		(3.9)		(3.1)
Wholesale receivables/Other (c)		0.8		0.8
Net investment in operating leases (d)		0.6		0.6
Intersector receivables/(payables) (e)	$—	—	$(0.2)	0.2
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Automotive cost of sales, Selling, administrative, and other expenses, and Automotive interest income and other income, net. The pre-tax losses for this activity were $510 million, $349 million, and $426 million, for the years ended 2014, 2013, and 2012, respectively.

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income/(Ioss). Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

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

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for vehicles, parts, and accessories. Trade receivables initially are recorded at the transaction amount. We record an allowance for doubtful accounts representing our estimate of the probable losses. Each reporting period, we assess the adequacy of our allowance for doubtful accounts taking into consideration recoveries received during that period. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Net Intangible Assets

We capitalize and amortize our finite-lived intangible assets over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology. Our indefinite-lived intangibles have been tested for impairment in 2014 and no impairment was required.

The net carrying amount of our intangible asset was $133 million and $85 million at December 31, 2014 and 2013, respectively, and is reported in Other assets on our balance sheet. Amortization was, and is expected to be, less than $25 million a year through 2019.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment

We test long-lived asset groups for recoverability at the operating segment level when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used or in its physical condition. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life.

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

We sell vehicles to fleet customers, primarily daily rental car companies, subject to guaranteed repurchase options.  These vehicles are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in Other liabilities and deferred revenue.  The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over the term of the lease using a straight line method. On average, the terms of these leases are 11 months.  The cost of the vehicle is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease.  Proceeds from the sale of the vehicle at auction are recognized in Automotive revenues at the time of sale.

Revenue Recognition — Financial Services Sector

Financial Services revenue is generated primarily from interest on finance receivables (including direct financing leases) and is recognized using the interest method, including the accretion of certain direct origination costs that are deferred. Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. The accrual of interest on finance receivables and revenue on operating leases is discontinued at the time a receivable or account is determined to be uncollectible.

Retail and Lease Incentives

We offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease Ford or Lincoln brand vehicles from Ford Credit. The estimated cost for these incentives is recorded as a revenue reduction to Automotive revenues when the vehicle is sold to the dealer. See Note 1 for additional information regarding transactions between Automotive and Financial Services sectors. We pay the discounted value of the incentive directly to Ford Credit on behalf of the retail customer upon acquisition of the retail finance or lease contract to compensate Ford Credit for the lower interest or lease rates provided to the retail customer.  The Financial Services sector recognized revenue of $1.4 billion, $1.5 billion, and $1.6 billion in 2014, 2013, and 2012, respectively, for special financing consistent with the earnings process of the underlying receivable, and lower depreciation of $1.3 billion, $946 million, and $850 million in 2014, 2013 and 2012, respectively, related to leasing programs.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2014	2013	2012
Engineering, research, and development	$6.9	$6.4	$5.5
Advertising	4.3	4.4	4.0

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. In November 2014, the FASB issued a new accounting standard that requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument issued in the form of a share, including any embedded derivative features being evaluated for bifurcation. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

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

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In August 2014, the FASB issued a new accounting standard that provides an entity the option to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”) at a value that is reflective of its economic interest in the CFE. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our financial statements or financial statement disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our financial statements or financial statement disclosures.

Revenue - Revenue from Contracts with Customers.  In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our financial statements and financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis. During 2014, we changed the accounting for our Venezuelan operations from the consolidated method to the cost method (see Note 1), and impaired our equity in net assets of Ford Sollers Netherlands B.V. (“Ford Sollers”) (see Note 22).

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

We enter into repurchase agreements from time to time with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at December 31, 2014 and 2013 was $15 million and $228 million, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data is not available and we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity, or when the instrument is longer dated.

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

The fair value of collateral for retail receivables is calculated by multiplying the outstanding receivable balances by the average recovery value percentage to determine the fair value adjustment.

The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers. The fair value adjustment is calculated by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 13) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis at December 31 on our balance sheet (in millions):

	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$64	$—	$64	$—	$33	$—	$33
Non-U.S. government and agencies	—	122	—	122	—	200	—	200
Corporate debt	—	20	—	20	—	—	—	—
Total cash equivalents (a)	—	206	—	206	—	233	—	233
Marketable securities
U.S. government and agencies	969	5,789	—	6,758	3,752	6,596	—	10,348
Non-U.S. government and agencies	—	7,004	—	7,004	—	6,538	—	6,538
Corporate debt	—	2,738	—	2,738	—	2,623	—	2,623
Equities	322	—	—	322	341	—	—	341
Other marketable securities	—	313	—	313	—	307	—	307
Total marketable securities	1,291	15,844	—	17,135	4,093	16,064	—	20,157
Derivative financial instruments (b)	—	517	—	517	—	579	1	580
Total assets at fair value	$1,291	$16,567	$—	$17,858	$4,093	$16,876	$1	$20,970
Liabilities
Derivative financial instruments (b)	$—	$710	$3	$713	$—	$416	$2	$418
Total liabilities at fair value	$—	$710	$3	$713	$—	$416	$2	$418

Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government and agencies	—	341	—	341	—	24	—	24
Corporate debt	—	10	—	10	—	—	—	—
Total cash equivalents (a)	—	351	—	351	—	24	—	24
Marketable securities
U.S. government and agencies	17	1,251	—	1,268	418	25	—	443
Non-U.S. government and agencies	—	405	—	405	—	184	—	184
Corporate debt	—	1,555	—	1,555	—	1,273	—	1,273
Other marketable securities	—	30	—	30	—	43	—	43
Total marketable securities	17	3,241	—	3,258	418	1,525	—	1,943
Derivative financial instruments (b)	—	859	—	859	—	585	—	585
Total assets at fair value	$17	$4,451	$—	$4,468	$418	$2,134	$—	$2,552
Liabilities
Derivative financial instruments (b)	$—	$167	$—	$167	$—	$506	$—	$506
Total liabilities at fair value	$—	$167	$—	$167	$—	$506	$—	$506
 __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.3 billion and $2.8 billion for Automotive sector and $3.8 billion and $6.7 billion for Financial Services sector at December 31, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.1 billion and $2 billion for Automotive sector and $2 billion and $2.8 billion for Financial Services sector at December 31, 2014 and December 31, 2013, respectively.

(b)	See Note 16 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector finance receivables primarily relate to Ford Credit, but also include the Other Financial Services segment and certain intersector eliminations.

Our Financial Services sector segments our finance receivables into “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers.  The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 94% of our dealer financing

•	Other financing – primarily related to the sale of parts and accessories to dealers

Finance receivables, net at December 31 were as follows (in millions):

	2014	2013
Consumer
Retail financing, gross	$55,856	$51,699
Less: Unearned interest supplements	(1,760)	(1,502)
Consumer finance receivables	54,096	50,197

Non-Consumer
Dealer financing	31,340	29,905
Other financing	1,026	1,071
Non-Consumer finance receivables	32,366	30,976
Total recorded investment	$86,462	$81,173

Recorded investment in finance receivables	$86,462	$81,173
Less: Allowance for credit losses	(321)	(357)
Finance receivables, net (a) (b)	$86,141	$80,816

Net finance receivables subject to fair value (c)	$84,468	$79,149
Fair value	85,941	80,838
__________

(a)
At December 31, 2014 and 2013, Finance receivables, net on the consolidated balance sheet were $81.1 billion and $77.5 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $86.1 billion and $80.8 billion, respectively, net of $5 billion and $3.3 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)	Finance receivables, net includes net investment in direct financing leases of $1.7 billion at December 31, 2014 and 2013.

(c)	Excludes $1.7 billion of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements at December 31, 2014 and 2013.

Excluded from finance receivables at December 31, 2014 and 2013, was $191 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at December 31, 2014 and 2013 were consumer receivables of $24.4 billion and $27.7 billion and non-consumer receivables of $21.8 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Notes 13 and 15).

Contractual maturities of total finance receivables outstanding at December 31, 2014 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2015	2016	2017	Thereafter	Total
Consumer
Retail financing, gross (a)	$16,080	$14,821	$11,694	$13,261	$55,856

Non-Consumer
Dealer financing	28,585	1,528	187	1,040	31,340
Other financing	1,016	9	1	—	1,026
Total finance receivables	$45,681	$16,358	$11,882	$14,301	$88,222
__________

(a)	Contractual maturities of retail financing, gross include $154 million of estimated unguaranteed residual values related to direct finance leases

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

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $17 million and $14 million at December 31, 2014 and 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $21 million at December 31, 2014 and 2013, respectively.

The aging analysis of our finance receivables balances at December 31 was as follows (in millions):

	2014	2013
Consumer
31-60 days past due	$718	$754
61-90 days past due	97	105
91-120 days past due	29	27
Greater than 120 days past due	52	63
Total past due	896	949
Current	53,200	49,248
Consumer finance receivables	54,096	50,197

Non-Consumer
Total past due	117	89
Current	32,249	30,887
Non-Consumer finance receivables	32,366	30,976
Total recorded investment	$86,462	$81,173

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

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

Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non‑consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors.

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

We generally suspend credit lines and extend no further funding to dealers classified in Group IV.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2014	2013
Dealer Financing
Group I	$23,125	$23,408
Group II	6,350	5,381
Group III	1,783	1,073
Group IV	82	43
Total recorded investment	$31,340	$29,905

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2014 and 2013 was $415 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2014 and 2013 was $105 million, or 0.3% of non consumer receivables, and $71 million, or 0.2% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 7 for additional information related to the development of our allowance for credit losses.

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

NOTE 6.  NET INVESTMENT IN OPERATING LEASES

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

The net investment in operating leases at December 31 was as follows (in millions):

	2014	2013
Automotive Sector
Vehicles, net of depreciation	$1,699	$1,384
Financial Services Sector
Vehicles and other equipment, at cost (a)	24,952	21,738
Accumulated depreciation	(3,396)	(3,115)
Allowance for credit losses	(38)	(23)
Total Financial Services sector	21,518	18,600
Total Company	$23,217	$19,984
__________

(a)
Includes Ford Credit’s operating lease assets of $9.6 billion and $8.1 billion at December 31, 2014 and 2013, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  NET INVESTMENT IN OPERATING LEASES (Continued)

Financial Services Sector

Operating lease depreciation expense (which includes gains and losses on disposal of assets) for the years ended December 31 was as follows (in millions):

	2014	2013	2012
Operating lease depreciation expense	$3,098	$2,411	$1,795

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2014 were as follows (in millions):

	2015	2016	2017	2018	Thereafter	Total
Minimum rentals on operating leases	$2,174	$2,186	$1,348	$188	$4	$5,900

NOTE 7. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable credit loss inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of credit losses are attributable to Ford Credit’s consumer receivables portfolio.

Additions to the allowance for credit losses are made by recording charges to Provision for credit and insurance losses on the sector income statement. The uncollectible portion of finance receivables are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower, or lessee, the value of the collateral, recourse to guarantors, and other factors. In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables previously charged off as uncollectible, are credited to the allowance for credit losses.

Consumer

We estimate the allowance for credit losses on our consumer receivables using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - number of finance receivables contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity - expected difference between the amount of money a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss‑to‑receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

Our largest markets also use a projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

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

For accounts greater than 120 days past due, the uncollectible portion is charged off such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 were as follows (in millions):

	2014
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357
Charge-offs	(294)	(6)	(300)
Recoveries	131	9	140
Provision for credit losses	150	(17)	133
Other (a)	(9)	—	(9)
Ending balance (b)	$305	$16	$321

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$282	$16	$298
Specific impairment allowance	23	—	23
Ending balance (b)	305	16	321

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	53,681	32,261	85,942
Specifically evaluated for impairment	415	105	520
Recorded investment	54,096	32,366	86,462

Ending balance, net of allowance for credit losses	$53,791	$32,350	$86,141
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $359 million.

	2013
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$360	$29	$389
Charge-offs	(289)	(15)	(304)
Recoveries	144	5	149
Provision for credit losses	112	12	124
Other (a)	—	(1)	(1)
Ending balance (b)	$327	$30	$357

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$304	$28	$332
Specific impairment allowance	23	2	25
Ending balance (b)	327	30	357

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	49,762	30,905	80,667
Specifically evaluated for impairment	435	71	506
Recorded investment	50,197	30,976	81,173

Ending balance, net of allowance for credit losses	$49,870	$30,946	$80,816
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $380 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 28% and 20% of total inventories at December 31, 2014 and 2013, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories at December 31 were as follows (in millions):

	2014	2013
Raw materials, work-in-process, and supplies	$3,822	$3,628
Finished products	5,022	5,081
Total inventories under FIFO	8,844	8,709
LIFO adjustment	(978)	(1,001)
Total inventories	$7,866	$7,708

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Ownership Percentages and Investment Balances

Our ownership percentages and carrying value of our equity method investments at December 31 were as follows
(in millions, except percentages):

	Ownership Percentage	Investment Balance
Automotive Sector	2014	2014	2013
Changan Ford Automobile Corporation, Ltd (“CAF”) (Note 22)	50.0%	$1,301	$1,429
Jiangling Motors Corporation, Ltd (“JMC”) (Note 22)	32.0	604	535
AutoAlliance (Thailand) Co., Ltd.	50.0	428	395
Ford Sollers Netherlands B.V. (Note 22)	50.0	—	376
Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”)	41.0	386	336
Getrag Ford Transmissions GmbH (“GFT”)	50.0	232	249
Tenedora Nemak, S.A. de C.V.	6.8	86	79
Changan Ford Mazda Engine Company, Ltd.	25.0	69	59
OEConnection LLC	50.0	35	28
DealerDirect LLC	97.7	26	25
Percepta, LLC	45.0	9	9
Automotive Fuel Cell Cooperation Corporation	49.9	9	8
Blue Diamond Truck, S. de R.L. de C.V.	25.0	8	8
Thirdware Solutions LTD	20.0	8	4
Other	Various	15	6
Total Automotive sector		3,216	3,546
Financial Services Sector
Forso Nordic AB	50.0	67	72
FFS Finance South Africa (Pty) Limited	50.0	50	43
RouteOne LLC	30.0	20	14
CNF-Administradora de Consorcio Nacional Ltda.	33.3	4	4
Total Financial Services sector		141	133
Total Company		$3,357	$3,679

We received $1.5 billion, $529 million, and $610 million of dividends from these affiliated companies for the years ended December 31, 2014, 2013, and 2012, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

Summarized Financial Results of Unconsolidated Affiliates

A summary of 100% of the financial results of our equity method investees in the aggregate at December 31 was as follows (in millions):

Summarized Balance Sheet		2014	2013
Current assets		$11,012	$10,424
Non-current assets		13,749	13,872
Total assets		$24,761	$24,296

Current liabilities		$11,943	$11,130
Non-current liabilities		4,597	4,986
Total liabilities		$16,540	$16,116

Equity attributable to non-controlling interests		$8	$6

	For the years ended December 31,
Summarized Income Statement	2014	2013	2012
Total revenue	$40,658	$38,736	$33,051
Income before income taxes	4,673	2,815	1,896
Net income	4,102	2,587	1,616

Related Party Transactions

In the ordinary course of business we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported on our consolidated income statement and balance sheet at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2014	2013	2012
Sales	$5,208	$6,421	$5,491
Purchases	9,430	10,536	10,007
Royalty income	500	526	369

Balance Sheet	2014	2013
Receivables	$1,056	$953
Payables	712	724

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  NET PROPERTY AND LEASE COMMITMENTS

Net Property

Net property is recorded at cost, net of accumulated depreciation and impairments.  We capitalize new assets when we expect to use the asset for more than one year.  Routine maintenance and repair costs are expensed when incurred.

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

Net property at December 31 was as follows (in millions):

Automotive Sector	2014	2013
Land	$351	$440
Buildings and land improvements	10,601	10,325
Machinery, equipment and other	33,381	34,830
Software	2,122	2,069
Construction in progress	1,719	2,110
Total land, plant and equipment and other	48,174	49,774
Accumulated depreciation	(29,134)	(31,476)
Net land, plant and equipment and other	19,040	18,298
Tooling, net of amortization	10,755	9,194
Total Automotive sector	29,795	27,492
Financial Services sector (a)	331	124
Total Company	$30,126	$27,616
__________

(a)	Included in Other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Depreciation and other amortization	$2,092	$2,110	$1,794
Tooling amortization	2,160	1,954	1,861
Total	$4,252	$4,064	$3,655

Maintenance and rearrangement	$1,523	$1,422	$1,352

Conditional Asset Retirement Obligations

Conditional asset retirement obligations relate to legal obligations associated with the retirement, abandonment, or disposal of tangible long-lived assets. Estimates of the fair value liabilities for our conditional asset retirement obligations that are recorded in Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2014	2013
Beginning balance	$246	$267
Liabilities settled	(11)	(5)
Revisions to estimates	(7)	(16)
Ending balance	$228	$246

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancellable operating lease commitments at December 31, 2014 were as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Automotive sector	$211	$166	$117	$70	$51	$64	$679
Financial Services sector	57	53	41	22	12	19	204
Total Company	$268	$219	$158	$92	$63	$83	$883

Operating lease expense for the years ended December 31 was as follows (in millions):

	2014	2013	2012
Automotive sector	$423	$411	$404
Financial Services sector	101	105	106
Total Company	$524	$516	$510

NOTE 11.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2014	2013
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,846	$7,730
Deferred revenue	3,923	2,817
Employee benefit plans	1,994	1,706
Accrued interest	222	262
Other postretirement employee benefits (“OPEB”)	397	387
Pension	374	327
Other	3,178	3,308
Total Automotive other liabilities and deferred revenue	17,934	16,537
Non-current
Pension	9,721	9,288
OPEB	5,991	5,502
Dealer and dealers’ customer allowances and claims	2,852	2,028
Deferred revenue	2,686	2,534
Employee benefit plans	1,149	1,213
Other	1,394	1,524
Total Automotive other liabilities and deferred revenue	23,793	22,089
Total Automotive sector	41,727	38,626
Financial Services Sector	1,850	2,260
Total Company	$43,577	$40,886

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS

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

Defined Contribution and Savings Plans. We also have defined contribution and savings plans in the United States and other locations for hourly and salaried employees. Contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $276 million, $238 million, and $181 million for the years ended December 31, 2014, 2013, and 2012, respectively.  This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $114 million, $99 million, and $70 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The net periodic benefit costs associated with the Company’s defined benefit pension and OPEB plans are determined using assumptions regarding the benefit obligation and the market-related value of plan assets (where applicable) as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. The market-related value recognizes changes in the fair value of plan assets in a systematic manner over five years. Net periodic benefit costs are recorded in Automotive cost of sales and Selling, administrative, and other expenses. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. The impact of plan amendments and actuarial gains and losses are recorded in Accumulated other comprehensive income/(loss), and generally are amortized as a component of net periodic cost over the remaining service period of our active employees. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the market-related value of assets or the benefit obligation of the respective plan (i.e., outside of corridor).

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine expense and benefit obligation were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2014	2013	2014	2013	2014	2013
Weighted Average Assumptions at December 31
Discount rate	3.94%	4.74%	3.06%	4.07%	3.86%	4.65%
Expected long-term rate of return on assets	6.75	6.89	6.11	6.63	—	—
Average rate of increase in compensation	3.80	3.80	3.40	3.41	3.80	3.80
Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate	4.74%	3.84%	4.07%	3.92%	4.65%	3.80%
Expected long-term rate of return on assets	6.89	7.38	6.63	6.74	—	—
Average rate of increase in compensation	3.80	3.80	3.41	3.41	3.80	3.80

The measurement date for all of our worldwide postretirement benefit plans is December 31. The pre-tax expense for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$507	$581	$521	$468	$484	$372	$54	$64	$67
Interest cost	1,992	1,914	2,208	1,189	1,137	1,189	269	256	290
Expected return on assets	(2,713)	(2,816)	(2,873)	(1,508)	(1,382)	(1,340)	—	—	—
Amortization of:
Prior service costs/(credits)	155	174	220	55	66	72	(229)	(283)	(545)
(Gains)/Losses	207	655	425	586	686	412	98	158	129
Separation programs/other	19	10	7	81	242	162	—	—	2
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—	—	(2)	(11)
Settlements	—	594	250	19	5	—	—	—	—
Total expense/(income)	$167	$1,112	$758	$890	$1,238	$867	$192	$193	$(68)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at January 1	$43,182	$52,125	$30,851	$30,702	$5,889	$6,810
Service cost	507	581	468	484	54	64
Interest cost	1,992	1,914	1,189	1,137	269	256
Amendments	—	—	11	(1)	—	—
Separation programs and other	(50)	(75)	139	141	—	(11)
Curtailments	—	—	—	—	—	—
Settlements	—	(3,089)	(116)	(51)	—	—
Plan participant contributions	26	26	25	25	23	27
Benefits paid	(3,028)	(3,120)	(1,423)	(1,416)	(406)	(421)
Foreign exchange translation	—	—	(2,997)	229	(138)	(131)
Actuarial (gain)/loss	3,692	(5,180)	5,076	(399)	697	(705)
Benefit obligation at December 31	46,321	43,182	33,223	30,851	6,388	5,889
Change in Plan Assets
Fair value of plan assets at January 1	41,217	42,395	23,843	21,713	—	—
Actual return on plan assets	6,542	1,539	3,656	1,689	—	—
Company contributions	130	3,535	1,715	1,852	—	—
Plan participant contributions	26	26	25	25	—	—
Benefits paid	(3,028)	(3,120)	(1,423)	(1,416)	—	—
Settlements	—	(3,089)	(116)	(51)	—	—
Foreign exchange translation	—	—	(2,019)	49	—	—
Other	(43)	(69)	(6)	(18)	—	—
Fair value of plan assets at December 31	44,844	41,217	25,675	23,843	—	—
Funded status at December 31	$(1,477)	$(1,965)	$(7,548)	$(7,008)	$(6,388)	$(5,889)

Amounts Recognized on the Balance Sheet
Prepaid assets	$377	$443	$696	$219	$—	$—
Other liabilities	(1,854)	(2,408)	(8,244)	(7,227)	(6,388)	(5,889)
Total	$(1,477)	$(1,965)	$(7,548)	$(7,008)	$(6,388)	$(5,889)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$609	$764	$347	$417	$(710)	$(959)
Unamortized net (gains)/losses	5,810	6,179	11,254	9,902	2,278	1,701
Total	$6,419	$6,943	$11,601	$10,319	$1,568	$742

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$1,906	$25,828	$11,018	$15,393
Fair value of plan assets	150	23,498	4,109	9,518

Accumulated Benefit Obligation at December 31	$44,919	$42,078	$30,098	$28,312

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$2,004	$25,906	$12,874	$23,653
Fair value of plan assets	150	23,498	4,630	16,426

Projected Benefit Obligation at December 31	$46,321	$43,182	$33,223	$30,851

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2014, we contributed $1.5 billion to our worldwide funded pension plans (most of which were mandatory contributions) and made about $400 million of benefit payments to participants in unfunded plans.  During 2015, we expect to contribute about $1.1 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions) and to make about $400 million of benefit payments to participants in unfunded plans, for a total of about $1.5 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to contribute to our major U.S. pension plans in 2015.

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

Separation Programs

As a result of various employee separation programs, primarily in Europe, we have recognized pension-related expense in the periods presented. See Note 20 for additional information.

Estimated Future Benefit Payments and Amortization

The following table presents estimated future gross benefit payments (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2015	$3,070	$1,340	$390
2016	3,030	1,290	390
2017	2,990	1,310	380
2018	2,960	1,330	380
2019	2,940	1,360	380
2020 - 2024	14,440	7,220	1,830

The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during 2015 are as follows (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB	Total
Prior service cost/(credit)	$155	$49	$(209)	$(5)
(Gains)/Losses	397	835	145	1,377

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension obligations and to ensure assets are sufficient to pay plan benefits. In 2012 we adopted a broad global pension de-risking strategy, including a U.S. investment strategy that increases the matching characteristics of our assets relative to our obligations. Our U.S. target asset allocations, which we expect to reach over the next few years as the plans achieve full funding, are 80% fixed income and 20% growth assets (primarily alternative investments which include hedge funds, real estate, and private equity, and public equity). Our largest non-U.S. plans (United Kingdom and Canada) have similar investment objectives to the U.S. plans. We expect to reach similar target asset allocations for these plans as they achieve full funding over the next few years, subject to legal requirements in each country.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to obligations is addressed primarily through asset - liability matching, asset diversification, and hedging.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension obligations. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the obligations.  Our rebalancing policies ensure actual allocations are in line with target allocations as appropriate.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

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

Significant Concentrations of Risk.  Significant concentrations of risk in our plan assets relate to interest rate, equity, and operating risk.  In order to minimize asset volatility relative to the obligations, the majority of plan assets are allocated to fixed income investments which are exposed to interest rate risk.  Rate increases generally will result in a decline in the value of fixed income assets, while reducing the present value of the obligations. Conversely, rate decreases generally will increase the value of fixed income assets, offsetting the related increase in the obligations.

In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to growth assets that are expected over time to earn higher returns with more volatility than fixed income investments which more closely match pension obligations.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style, and process.  Within alternative investments, risk is similarly mitigated by constructing a portfolio that is broadly diversified by asset class, investment strategy, manager, style, and process.

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

At year-end 2014, Ford securities comprised less than 1% of our plan assets.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2014 is 6.75% for the U.S. plans, 6.5% for the U.K. plans, and 5.94% for the Canadian plans, and averages 6.11% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2014, our actual 10-year annual rate of return on pension plan assets was 9.3% for the U.S. plans, 8.3% for the U.K. plans, and 6.2% for the Canadian plans.  At December 31, 2013, our actual 10-year annual rate of return on pension plan assets was 9% for the U.S. plans, 7.7% for the U.K. plans, and 5.8% for the Canadian plans.

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

Fixed Income - Agency and Non-Agency Mortgage and Other Asset-Backed Securities.  U.S. and non‑U.S. government agency mortgage and asset-backed securities, non-agency collateralized mortgage obligations, commercial mortgage securities, residential mortgage securities, and other asset-backed securities are valued based on quotes received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize matrix pricing, which considers prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of prepayment curves, discount rates, default assumptions, and recovery rates.

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

Derivatives.  Exchange-traded derivatives for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are categorized as Level 1. Over-the-counter derivatives typically are valued by independent pricing services and categorized as Level 2.  Level 3 derivatives typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs, including extrapolated or model‑derived assumptions such as volatilities and yield and credit spread assumptions.

Alternative Assets.  Hedge funds generally hold liquid and readily-priced securities, such as public equities, exchange-traded derivatives, and corporate bonds.  Since hedge funds do not have readily-available market quotations, they are valued using the NAV provided by the investment sponsor or third party administrator.  Hedge fund assets typically are categorized as Level 3 in the fair value hierarchy due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term. Valuations may be lagged 1 month to 3 months.  For 2014 and 2013, we made adjustments of $14 million and $(10) million, respectively, to adjust for hedge fund-lagged valuations.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. Private equity and real estate funds do not have readily available market quotations, and therefore are valued using the NAV provided by the investment sponsor or third party administrator.  These assets typically are categorized as Level 3 in the fair value hierarchy, due to the inherent restrictions on redemptions that may affect our ability to sell the investment at its NAV in the near term.  Valuations may be lagged 1 month to 6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2014 and 2013, we made adjustments of $88 million and $123 million, respectively, to adjust for private equity-lagged valuations. For 2014 and 2013, we made adjustments of $33 million and $0, respectively, to adjust for real estate-lagged valuations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $360 million and $112 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2014
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Equity
U.S. companies	$2,678	$2	$—	$2,680	$2,119	$149	$—	$2,268
International companies	1,510	28	—	1,538	1,910	196	—	2,106
Total equity	4,188	30	—	4,218	4,029	345	—	4,374
Fixed Income
U.S. government	4,506	—	—	4,506	92	—	—	92
U.S. government-sponsored enterprises (b)	—	4,047	—	4,047	—	24	—	24
Non-U.S. government	—	1,842	—	1,842	—	10,727	—	10,727
Corporate bonds (c)
Investment grade	—	18,052	—	18,052	—	1,741	—	1,741
High yield	—	3,258	—	3,258	—	472	—	472
Other credit	—	181	14	195	—	81	—	81
Mortgage/other asset-backed	—	1,290	34	1,324	—	230	—	230
Commingled funds	—	200	—	200	—	616	—	616
Derivative financial instruments (a)	13	(206)	—	(193)	1	(5)	—	(4)
Total fixed income	4,519	28,664	48	33,231	93	13,886	—	13,979
Alternatives
Hedge funds (d)	36	48	2,475	2,559	40	48	1,749	1,837
Private equity (e)	4	(2)	2,782	2,784	—	—	538	538
Real estate (f)	—	2	821	823	—	1	678	679
Total alternatives	40	48	6,078	6,166	40	49	2,965	3,054
Cash and cash equivalents (g)	—	1,374	—	1,374	—	656	—	656
Other (h)	(167)	22	—	(145)	(1,121)	8	4,725	3,612
Total assets at fair value	$8,580	$30,138	$6,126	$44,844	$3,041	$14,944	$7,690	$25,675
_______

(a)	Net derivative position.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises (“GSEs”).

(c)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(d)
For U.S. Plans, funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments at December 31, 2014:  global macro (28%), event-driven (26%), equity long/short (26%), multi-strategy (14%), and relative value (7%). For non‑U.S. Plans, funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2014, the composition of underlying hedge fund investments (within the United Kingdom and Canada pension plans) was:  equity long/short (39%), event-driven (33%), global macro (13%), multi‑strategy (10%), and relative value (5%).

(e)
For U.S. Plans, diversified investments in private equity funds with the following strategies:  buyout (62%), venture capital (27%), mezzanine/distressed (6%), and other (5%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2014 holdings. For non‑U.S. Plans, investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(f)
For U.S. Plans, investment in private property funds broadly classified as core (42%), value-added and opportunistic (58%). For non-U.S. Plans, investment in private property funds broadly classified as core (39%), value-added and opportunistic (61%).  Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)
For U.S. Plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non‑U.S Plans, primarily Ford-Werke, plan assets (insurance contract valued at $3.8 billion) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $349 million and $99 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2013
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

(d)
For U.S. Plans, funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments at December 31, 2013:  global macro (32%), event-driven (26%), equity long/short (22%), multi-strategy (11%), and relative value (9%.) For non-U.S. Plans, funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2013, the composition of underlying hedge fund investments (within the United Kingdom and Canada pension plans) was:  event-driven (35%), equity long/short (35%), multi-strategy (12%), global macro (12%) and relative value (6%).

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

(f)
For U.S. Plans, Investment in private property funds broadly classified as core (49%), value-added and opportunistic (51%). For non-U.S. Plans, investment in private property funds broadly classified as core (40%), value-added and opportunistic (60%).  Also includes investment in real assets.

(g)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(h)
For U.S. Plans, primarily cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales. For non‑U.S Plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.1 billion) and cash related to net pending trade purchases/sales and net pending foreign exchange purchases/sales.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2014
		Return on plan assets
U.S. Plans:	Fair Value at January 1, 2014	Attributable to Assets Held at December 31, 2014	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31, 2014
Asset Category
Equity
U.S. companies	$3	$—	$(3)	$—	$—	$—
International companies	1	—	(1)	—	—	—
Total equity	4	—	(4)	—	—	—
Fixed Income
Other credit	—	—	—	—	14	14
Mortgage/other asset-backed	33	—	—	34	(33)	34
Total fixed income	33	—	—	34	(19)	48
Alternatives
Hedge funds	2,778	205	(4)	(504)	—	2,475
Private equity	2,626	403	—	(247)	—	2,782
Real estate	610	85	—	126	—	821
Total alternatives	6,014	693	(4)	(625)	—	6,078
Other	1	—	—	(1)	—	—
Total Level 3 fair value	$6,052	$693	$(8)	$(592)	$(19)	$6,126

Non-U.S. Plans:
Asset Category
Equity
International companies	$2	$—	$(1)	$(1)	$—	$—
Total equity	2	—	(1)	(1)	—	—
Fixed Income
Non-U.S. government	67	—	(2)	(12)	(53)	—
Corporate bonds
Investment grade	55	—	3	(17)	(41)	—
High yield	21	—	—	(15)	(6)	—
Other credit	13	—	—	(7)	(6)	—
Mortgage/other asset-backed	14	—	—	(4)	(10)	—
Total fixed income	170	—	1	(55)	(116)	—
Alternatives
Hedge funds	1,657	169	5	(82)	—	1,749
Private equity	352	63	—	123	—	538
Real estate	601	52	(14)	39	—	678
Total alternatives	2,610	284	(9)	80	—	2,965
Other (a)	5,198	—	(282)	(191)	—	4,725
Total Level 3 fair value	$7,980	$284	$(291)	$(167)	$(116)	$7,690
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3.8 billion).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2013
		Return on plan assets
U.S. Plans:	Fair Value at January 1, 2013	Attributable to Assets Held at December 31, 2013	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31, 2013
Asset Category
Equity
U.S. companies	$15	$—	$—	$—	$(12)	$3
International companies	3	—	—	(2)	—	1
Total equity	18	—	—	(2)	(12)	4
Fixed Income
U.S. government-sponsored enterprises	3	—	—	—	(3)	—
Non-U.S. government	32	—	(1)	(28)	(3)	—
Corporate bonds
Investment grade	80	—	(4)	(33)	(43)	—
High yield	14	—	(1)	(12)	(1)	—
Other credit	50	—	(7)	(26)	(17)	—
Mortgage/other asset-backed	115	—	7	7	(96)	33
Total fixed income	294	—	(6)	(92)	(163)	33
Alternatives
Hedge funds	3,121	295	(40)	(598)	—	2,778
Private equity	2,412	345	—	(131)	—	2,626
Real estate	457	45	—	108	—	610
Total alternatives	5,990	685	(40)	(621)	—	6,014
Other	57	1	2	(55)	(4)	1
Total Level 3 fair value	$6,359	$686	$(44)	$(770)	$(179)	$6,052

Non-U.S. Plans:
Asset Category
Equity
International companies	$1	$—	$—	$—	$1	$2
Total equity	1	—	—	—	1	2
Fixed Income
Non-U.S. government	41	(7)	—	33	—	67
Corporate bonds
Investment grade	22	(1)	(1)	32	3	55
High yield	1	—	—	19	1	21
Other credit	6	—	—	7	—	13
Mortgage/other asset-backed	28	—	2	1	(17)	14
Derivative financial instruments	(1)	—	—	1	—	—
Total fixed income	97	(8)	1	93	(13)	170
Alternatives
Hedge funds	1,142	114	10	391	—	1,657
Private equity	236	34	—	82	—	352
Real estate	329	42	—	230	—	601
Total alternatives	1,707	190	10	703	—	2,610
Other (a)	4,670	528	—	—	—	5,198
Total Level 3 fair value	$6,475	$710	$11	$796	$(12)	$7,980
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $4.1 billion).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS

Our debt consists of short-term and long-term secured and unsecured debt securities, and secured and unsecured borrowings from banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.  In addition, Ford Credit sponsors securitization programs that provide short-term and long-term asset-backed financing through institutional investors in the U.S. and international capital markets.

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium and adjustments related to designated fair value hedges (see Note 16 for policy detail). Discounts, premiums, and costs directly related to the issuance of debt are amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other income/(loss), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

The carrying value of debt was $119.2 billion and $114.7 billion at December 31, 2014 and 2013, respectively. The carrying value of Automotive sector and Financial Services sector debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual (a)		Average Effective (b)
Automotive Sector	2014	2013	2014	2013	2014	2013
Debt payable within one year
Short-term	$373	$562	1.9%	1.5%	1.9%	1.5%
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	1,187	—
Other debt	350	104
Total debt payable within one year	2,501	1,257
Long-term debt payable after one year
Public unsecured debt securities	6,634	6,799
Unamortized (discount)/premium	(144)	(148)
Convertible notes	—	908
Unamortized (discount)/premium	—	(110)
DOE ATVM Incentive Program	3,833	4,424
EIB loans	—	1,295
Other debt	1,000	1,258
Total long-term debt payable after one year	11,323	14,426	4.6%	4.4%	4.6%	4.7%
Total Automotive sector	$13,824	$15,683

Fair value of Automotive sector debt (c)	$15,553	$17,301

Financial Services Sector
Short-term debt
Unsecured debt	$9,761	$9,667
Asset-backed debt	1,377	5,327
Total short-term debt	11,138	14,994	1.9%	1.5%	1.9%	1.5%
Long-term debt
Unsecured debt
Notes payable within one year	8,795	4,475
Notes payable after one year	43,087	38,914
Asset-backed debt
Notes payable within one year	16,738	17,337
Notes payable after one year	25,216	23,273
Unamortized (discount)/premium	(55)	(91)
Fair value adjustments (d)	428	103
Total long-term debt	94,209	84,011	2.8%	3.1%	2.9%	3.3%
Total Financial Services sector	$105,347	$99,005

Fair value of Financial Services sector debt (c)	$107,758	$102,399
__________

(a)	Average contractual rates reflect the stated contractual interest rate.

(b)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

(c)
The fair value of debt includes $131 million and $377 million of Automotive sector short-term debt and $9.8 billion and $9.7 billion of Financial Services sector short-term debt at December 31, 2014 and 2013, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(d)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

The fair value of debt presented above reflects interest accrued but not yet paid. Interest accrued on Automotive debt was $180 million and $195 million at December 31, 2014 and 2013, respectively. Interest accrued on Financial Services debt was $602 million and $633 million at December 31, 2014 and 2013, respectively. Interest accrued on debt is reported in Other liabilities and deferred revenue. See Note 4 for fair value methodology.

We paid interest of $774 million, $746 million, and $693 million in 2014, 2013, and 2012, respectively, on Automotive debt. We paid interest of $2.7 billion, $2.8 billion, and $3 billion in 2014, 2013, and 2012, respectively, on Financial Services debt.

Maturities

Debt maturities at December 31, 2014 were as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Premium/(Discount) and Fair Value Adjustments	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$161	$—	$—	$361	$—	$6,273	$(144)	$6,651
DOE ATVM Incentive Program	591	591	591	591	591	1,469	—	4,424
Short-term and other debt (a)	1,749	280	141	148	113	318	—	2,749
Total	2,501	871	732	1,100	704	8,060	(144)	13,824

Financial Services Sector
Unsecured debt	18,556	10,402	11,096	6,028	5,582	9,979	375	62,018
Asset-backed debt	18,115	13,115	7,678	1,063	2,760	600	(2)	43,329
Total	36,671	23,517	18,774	7,091	8,342	10,579	373	105,347
Total Company	$39,172	$24,388	$19,506	$8,191	$9,046	$18,639	$229	$119,171
__________

(a)	Primarily non-U.S. affiliate debt and includes the EIB secured loans.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public, unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2014	2013
4 7/8% Debentures due March 26, 2015	$161	$165
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	638	638
6 3/8% Debentures due February 1, 2029 (a)	260	260
7.45% GLOBLS due July 16, 2031 (a)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (b)	40	40
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
4.75% Notes due January 15, 2043	2,000	2,000
Total public unsecured debt securities (c)	$6,795	$6,799
__________

(a)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(b)	Unregistered industrial revenue bond.

(c)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2014 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

Convertible Notes

On January 22, 2014, we terminated the conversion rights of holders under the 4.25% Senior Convertible Notes due December 15, 2036 (“2036 Convertible Notes”) in accordance with their terms and settled conversions occurring after notice of termination with cash. In 2014, $24 million of the 2036 Convertible Notes were converted by the holders, resulting in cash payments of $43 million and a $5 million loss recorded in Automotive interest income and other income/(loss), net.

On November 20, 2014, we terminated the conversion rights of holders under the 4.25% Senior Convertible Notes due November 15, 2016 (“2016 Convertible Notes”) in accordance with their terms and settled conversions occurring after notice of termination with shares. In 2014, $882 million of the 2016 Convertible Notes (carrying value of $805 million) was converted by the holders, resulting in the issuance of 103 million shares of Ford Common Stock held as treasury stock, a $126 million loss recorded in Automotive interest income and other income/(loss), net, and a $66 million charge to Retained earnings. On November 21, 2014, we redeemed for cash the remaining $1 million of 2016 Convertible Notes outstanding on that date, resulting in a de minimis loss recorded in Automotive interest income and other income/(loss), net.

We no longer have convertible debt outstanding.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2014, an aggregate $4.4 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

EIB Credit Facilities

On December 21, 2009, Ford Romania, our operating subsidiary in Romania, entered into a credit facility for an aggregate amount of €400 million (equivalent to $486 million at December 31, 2014) with the EIB (the “EIB Romania Facility”), and on July 12, 2010, Ford Motor Company Limited, our operating subsidiary in the United Kingdom, entered into a credit facility for an aggregate amount of £450 million (equivalent to $701 million at December 31, 2014) with the EIB (the “EIB United Kingdom Facility”). The facilities were fully drawn at December 31, 2014. Loans under the EIB Romania Facility and the EIB United Kingdom Facility bear interest at a fixed rate of 4.44% and 4% per annum, respectively, and mature on March 31, 2015 and September 11, 2015, respectively.

Automotive Credit Facilities

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

The revolving credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facility. If our senior, unsecured, long‑term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required.

At December 31, 2014, the utilized portion of the revolving credit facility was $58 million, representing amounts utilized as letters of credit.

At December 31, 2014, we had $822 million of local credit facilities available to non-U.S. Automotive affiliates, of which $175 million had been utilized.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

Financial Services Sector

Asset-Backed Debt

At December 31, 2014, the carrying value of our asset-backed debt was $43.3 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 15 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at December 31, 2014 and 2013, and ranged from $0 to $242 million during 2014 and $0 to $177 million during 2013.

SPEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the SPE to protect the SPE from the risks that are not mitigated through the derivative transactions between the SPE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative expense/(income) related to the derivative transactions that support Ford Credit’s securitization programs were $(4) million, $25 million, and $239 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 16 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $595 million, $640 million, and $854 million in 2014, 2013, and 2012, respectively.

The assets and liabilities related to our asset-backed debt arrangements included on our financial statements at December 31 were as follows (in billions):

	2014	2013
ASSETS
Cash and cash equivalents	$2.4	$4.4
Finance receivables, net	46.1	51.4
Net investment in operating leases	9.6	8.1

LIABILITIES
Debt	43.3	45.9

Committed Credit Facilities

At December 31, 2014, Ford Credit’s committed capacity totaled $37.3 billion of which $21.6 billion is available for use.  Ford Credit’s committed capacity is primarily comprised of unsecured credit facilities with financial institutions, committed asset-backed security lines from bank-sponsored commercial paper conduits and other financial institutions, and allocated commitments under the revolving credit facility.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

AutoAlliance International, Inc. (“AAI”) was a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owned an automobile assembly plant in Flat Rock, Michigan. On September 1, 2012, we granted to Mazda a put option to sell and received from Mazda a call option to purchase the 50% equity interest in AAI that was held by Mazda (“the Option”). The Option was exercisable at a price of $339 million and was recorded as a redeemable noncontrolling interest in the mezzanine section of our balance sheet.

In January 2015, Mazda exercised its put option. Ford purchased Mazda's 50% equity interest at the exercise price plus accrued interest and dissolved AAI.

The change in our carrying value of the redeemable noncontrolling interest for the years ended December 31 was as follows (in millions):

	2014	2013
Beginning balance	$331	$322
Accretion to the redemption value of noncontrolling interest (a)	14	9
Payments (b)	(3)	—
Ending balance	$342	$331
_______

(a)
For the years ended December 31, 2014 and 2013, respectively, $10 million and $9 million were recognized in Interest expense and $4 million and $0 were recognized in Income/(Loss) attributable to noncontrolling interests.

(b)	Represents a return of Mazda’s investment in AAI that we are contractually obligated to pay as long as Mazda retains its ownership in AAI.

NOTE 15.  VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate VIEs of which we are the primary beneficiary. We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

We have the power to direct the significant activities of an entity when our management has the ability to make key operating decisions, such as decisions regarding capital or product investment or manufacturing production schedules. For securitization entities, we have the power to direct significant activities when we have the ability to exercise discretion in the servicing of financial assets (including general collection activity on current and noncurrent accounts and loss mitigation efforts including repossession and sale of collateral), issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $307 million and $336 million at December 31, 2014 and December 31, 2013, respectively

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We are the Primary Beneficiary

Securitization Entities. Through Ford Credit, we securitize, transfer, and service financial assets associated with consumer finance receivables, operating leases, and wholesale loans. Our securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote SPEs. We generally retain economic interests in the asset-backed securitization transactions, which are retained in the form of senior or subordinated interests, cash reserve accounts, residual interests, and servicing rights. For accounting purposes, we are precluded from recording the transfers of assets in securitization transactions as sales.

In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities, and related activity of these transactions are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet. See Note 13 for additional information on the accounting for asset-backed debt and the assets securing this debt.

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into various derivatives contracts:

•	Foreign currency exchange contracts, including forwards, that are used to manage foreign exchange exposure;

•	Commodity contracts, including forwards and options, that are used to manage commodity price risk;

•	Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

Our derivatives are over-the-counter customized derivative transactions and are not exchange-traded. We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

Derivative Financial Instruments and Hedge Accounting. Derivatives are recorded on the balance sheet at fair value and presented on a gross basis. Derivative assets are reported in Other assets and derivative liabilities are reported in Payables and Other liabilities and deferred revenue.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to income	$78	$(80)	$(377)
Ineffectiveness	—	(3)	1
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	193	(26)	(138)
Commodity contracts	(47)	(84)	(65)
Other – warrants	—	—	(4)
Total	$224	$(193)	$(583)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$304	$254	$177
Ineffectiveness (b)	20	(44)	16
Derivatives not designated as hedging instruments
Interest rate contracts	(41)	(33)	(14)
Foreign currency exchange contracts	68	21	(70)
Cross-currency interest rate swap contracts	161	(88)	(150)
Other	—	—	(81)
Total	$512	$110	$(122)
__________

(a)	For 2014, 2013, and 2012, a $271 million loss, a $317 million gain, and a $371 million loss, respectively, were recorded in OCI.

(b)
For 2014, 2013, and 2012, hedge ineffectiveness reflects the net change in fair value on derivatives of $407 million gain, $658 million loss, and $228 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $387 million loss, $614 million gain, and $212 million loss, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative financial instruments are recorded on the balance sheet at fair value, presented on a gross basis, and include an adjustment for non-performance risk. Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our financial risk exposure. We enter into master agreements with counterparties that may allow for netting of exposure in the event of default or termination of the counterparty agreement due to breach of contract.

The notional amount and estimated fair value of our derivative financial instruments at December 31 was as follows(in millions):

	2014			2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$15,434	$359	$517	$16,238	$413	$189

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	12,198	157	129	11,599	144	210
Commodity contracts	693	1	67	3,006	23	19
Total derivative financial instruments, gross	$28,325	517	713	$30,843	580	418
Counterparty netting and collateral (a)		(463)	(463)		(359)	(359)
Total derivative financial instruments, net		$54	$250		$221	$59

Financial Services Sector
Fair value hedges
Interest rate contracts	$23,203	$602	$38	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	56,558	168	89	69,863	224	126
Foreign currency exchange contracts	1,527	18	1	2,410	1	25
Cross-currency interest rate swap contracts	2,425	71	39	2,620	—	176
Total derivative financial instruments, gross	$83,713	859	167	$93,671	585	506
Counterparty netting and collateral (a)		(136)	(136)		(296)	(296)
Total derivative financial instruments, net		$723	$31		$289	$210
__________

(a)	At December 31, 2014 and 2013, we did not receive or pledge any cash collateral.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of AOCI attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Foreign currency translation
Beginning balance	$(1,746)	$(1,245)	$(1,386)
Gains/(Losses) on foreign currency translation	(702)	(665)	156
Less: Tax/(Tax benefit)	53	(53)	—
Net gains/(losses) on foreign currency translation	(755)	(612)	156
(Gains)/Losses reclassified from AOCI to income (a)	153	111	(15)
Other comprehensive income/(loss), net of tax	(602)	(501)	141
Ending balance	$(2,348)	$(1,746)	$(1,245)

Derivative instruments (b)
Beginning balance	$40	$(175)	$(181)
Gains/(Losses) on derivative instruments	(271)	317	(371)
Less: Tax/(Tax benefit)	(96)	141	(115)
Net gains/(losses) on derivative instruments	(175)	176	(256)
(Gains)/Losses reclassified from AOCI to income	(78)	80	377
Less: Tax/(Tax benefit)	(71)	41	115
Net gains/(losses) reclassified from AOCI to net income (c)	(7)	39	262
Other comprehensive income/(loss), net of tax	(182)	215	6
Ending balance	$(142)	$40	$(175)

Pension and other postretirement benefits
Beginning balance	$(16,524)	$(21,438)	$(17,170)
Prior service cost arising during the period	(11)	2	(32)
Less: Tax/(Tax benefit)	(2)	—	(1)
Net prior service cost arising during the period	(9)	2	(31)
Gains/(Losses) arising during the period	(3,321)	5,404	(6,931)
Less: Tax/(Tax benefit)	(1,088)	1,883	(2,238)
Net gains/(losses) arising during the period	(2,233)	3,521	(4,693)
Amortization of prior service costs/(credits) (d)	(19)	(43)	(253)
Amortization of (gains)/losses (d)	891	1,499	966
Recognition of (gains)/losses due to curtailments (d)	—	(2)	(11)
Recognition of (gains)/losses due to settlements (d)	19	599	250
Less: Tax/(Tax benefit)	259	632	304
Net amortization and (gains)/losses reclassified from AOCI to net income	632	1,421	648
Translation impact on non-U.S. AOCI balances	592	(30)	(192)
Other comprehensive income/(loss), net of tax	(1,018)	4,914	(4,268)
Ending balance	$(17,542)	$(16,524)	$(21,438)

Total AOCI ending balance at December 31	$(20,032)	$(18,230)	$(22,858)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)
We expect to reclassify existing net losses of $145 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)	Gains/(losses) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 16 for additional information.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 12 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Investment-related interest income	$193	$163	$272
Interest income/(expense) on income taxes	109	—	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(9)	190	85
Gains/(Losses) on changes in investments in affiliates	(798)	(113)	594
Gains/(Losses) on extinguishment of debt	(132)	(18)	—
Royalty income	559	577	414
Other	154	175	234
Total	$76	$974	$1,599

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Investment-related interest income	$51	$50	$70
Interest income/(expense) on income taxes	(13)	—	—
Insurance premiums earned	125	119	105
Other	185	179	190
Total	$348	$348	$365

NOTE 19.  SHARE-BASED COMPENSATION

At December 31, 2014, a variety of share-based compensation grants and awards were outstanding for employees (including officers). All share-based compensation plans are approved by our shareholders.

We have share-based compensation outstanding under three Long-Term Incentive Plans (“LTIP”):  the 1998 LTIP, the 2008 LTIP, and the 2014 Stock Plan for Non-Employee Directors (“2014 Plan”). No further grants may be made under the 1998 LTIP.  All outstanding share-based compensation under the 1998 LTIP continues to be governed by the terms and conditions of the existing agreements for those grants. Grants may continue to be made under the 2008 LTIP through April 2018.  Under the 2008 LTIP, the number of shares of Common Stock that may be granted as share-based compensation in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year.  Any unused portion is available for later years.  The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years.  At December 31, 2014, the number of unused shares carried forward was 279 million shares. Grants may continue to be made under the 2014 Plan through December 2023. Grants under the 2014 Plan are typically made on the third Thursday in May of each year. Pursuant to the 2014 Plan, the number of shares of Common Stock that may be granted is 10 million shares.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SHARE-BASED COMPENSATION (Continued)

Under the 2014 Plan, RSUs granted to non-employee directors vest immediately at grant date and shares of Common Stock are issued either immediately or at a subsequent specified date five years after grant or at separation. Directors are required to serve the entire calendar year in order to retain the entire grant for that year; otherwise a prorated award will be determined.

We also grant stock options to our employees. We measure the fair value of our stock options using the Black‑Scholes option-pricing model, using historical volatility and our determination of the expected term. The expected term of stock options is the time period that the stock options are expected to be outstanding. Historical data are used to estimate option exercise behaviors and employee termination experience.

Stock options generally have a vesting feature whereby one-third of each grant of stock options are exercisable after the first anniversary of the grant date, an additional one-third after the second anniversary, and the final one-third after the third anniversary. Stock options expire 10 years from the grant date.

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

We issue new shares of Common Stock upon vesting of RSUs and upon exercise of stock options.

Restricted Stock Units

RSU activity during 2014 was as follows (in millions, except for weighted average grant-date fair value):

	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding, beginning of year	20.3	$13.11
Granted	10.8	15.40
Vested (a)	(7.5)	13.60
Forfeited	(0.2)	13.87
Outstanding, end of year (a)	23.4	14.01	$362
RSU-stock expected to vest	23.0	N/A	358
__________

(a)
2014 Plan RSU awards vest immediately at grant. However, shares of Common Stock may be issued immediately, five years from grant, or at the time of the Director’s separation. As such, the amounts reflect shares vested, but unissued.

The fair value and intrinsic value of RSUs at December 31 were as follows (in millions, except RSU per unit amounts):

	2014	2013	2012
Fair value
Granted	$166	$138	$102
Weighted average for multiple grant dates (per unit)	15.40	12.77	12.43
Vested	102	101	109
Intrinsic value
Vested	$116	$119	$329

Compensation cost for RSUs for the years ended December 31 was as follows (in millions):

	2014	2013	2012
Compensation cost (a)	$95	$81	$62
__________

(a)	Net of tax benefit of $49 million, $48 million, and $36 million in 2014, 2013, and 2012, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SHARE-BASED COMPENSATION (Continued)

As of December 31, 2014, there was approximately $68 million in unrecognized compensation cost related to non‑vested RSUs.  This expense will be recognized over a weighted average period of 1.8 years.

Stock Options

Stock option activity at December 31 was as follows (in millions, except for weighted average exercise price):

	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	79.1	$9.17	108.0	$9.14
Granted	6.3	15.58	5.9	12.76
Exercised (a)	(19.9)	8.68	(33.1)	9.76
Expired	(1.6)	13.39	(1.6)	8.26
Forfeited	(0.1)	15.16	(0.1)	12.80
Outstanding, end of year	63.8	9.83	79.1	9.17
Exercisable, end of year	51.5	8.81	67.6	8.53
__________

(a)	Exercised at option prices ranging from $1.96 to $16.43 during 2014 and option prices ranging from $1.96 to $16.49 during 2013.

The total grant date fair value of options that vested during the years ended December 31 was as follows (in millions):

	2014	2013	2012
Fair value of vested options	$34	$41	$37

We have 51.5 million fully-vested stock options, with a weighted-average exercise price of $8.81 and average remaining term of 3.5 years.  We expect 12.1 million stock options (after forfeitures), with a weighted-average exercise price of $14.13 and average remaining term of 8.5 years, to vest in the future. The intrinsic value for vested and unvested options was $344 million and $18 million, respectively, for the year ended December 31, 2014.

We received approximately $173 million in proceeds from the exercise of stock options in 2014.  The tax benefit realized was $10 million.  An equivalent of about $324 million in new issues were used to settle exercised options.  For options exercised during the years ended December 31, 2014, 2013, and 2012, the difference between the fair value of the Common Stock issued and the respective exercise price was $151 million, $188 million, and $44 million, respectively.

Compensation cost for stock options for the years ended December 31 was as follows (in millions):

	2014	2013	2012
Compensation cost (a)	$27	$18	$26
__________

(a)	Net of tax benefit of $9 million, $11 million, and $16 million in 2014, 2013, and 2012, respectively.

As of December 31, 2014, there was about $14 million in unrecognized compensation cost related to non-vested stock options.  This expense will be recognized over a weighted-average period of 1.5 years.  A summary of the status of our non-vested shares and changes for the year end December 31, 2014 was as follows (in millions, except for weighted average grant-date fair value):

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested, beginning of year	11.5	$5.78
Granted	6.3	6.21
Vested	(5.4)	6.28
Forfeited	(0.1)	6.10
Non-vested, end of year	12.3	5.78

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SHARE-BASED COMPENSATION (Continued)

The estimated weighted-average fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2014	2013	2012
Fair value per stock option	$6.21	$5.03	$5.88
Assumptions:
Annualized dividend yield	3%	3%	2%
Expected volatility	51.5%	52.2%	53.8%
Risk-free interest rate	2.4%	1.5%	1.6%
Expected stock option term (in years)	7.8	7.7	7.2

Details on various stock option exercise price ranges at December 31, 2014 were as follows (shares in millions):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.96 – $2.84	9.0	4.2	$2.29	9.0	$2.29
$5.11 – $8.58	20.8	2.1	7.27	20.8	7.27
$10.11 – $12.98	23.6	5.1	12.60	17.6	12.59
$13.07 – $17.21	10.4	8.0	15.25	4.1	14.76
Total stock options	63.8			51.5

NOTE 20.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Automotive Sector

Business Restructuring - Europe

In October 2012, we committed to commence a transformation plan for our Europe operations. As part of this plan, we closed two manufacturing facilities in the United Kingdom in 2013 and closed our assembly plant in Genk, Belgium at the end of 2014. The Genk closure was subject to an information and consultation process with employee representatives, which was completed in June 2013. The costs related to these closures were recorded beginning in the second quarter of 2013.

Separation-related costs (excluding pension costs), totaled $1.1 billion and were recorded in Automotive cost of sales and Selling, administrative and other expenses. These costs include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue, for the years ended December 31 was as follows (in millions):

	2014	2013
Beginning balance	$497	$—
Changes in accruals (a)	481	607
Payments	(160)	(131)
Foreign currency translation	(88)	21
Ending balance	$730	$497
__________

(a)	Excludes pension-related costs of $16 million and $180 million for the years ended 2014 and 2013, respectively.

Business Restructuring - Australia

In May 2013, we committed to commence a transformation plan for our Australia operations. As part of this plan, we will be closing manufacturing operations in Australia in October 2016. In August 2013, a two-phase separation plan was approved, which included a line speed reduction in June 2014, ahead of the final closure. The costs related to the line speed reduction were recorded throughout 2014. The costs related to the final closure were recorded beginning in the fourth quarter of 2014 after the Enterprise bargaining agreement was agreed and ratified by the local government and we determined these payments were probable.

Separation-related costs recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs, and involuntary employee actions in Australia. The separation-related activity recorded in Other liabilities and deferred revenue, for the year ended December 31 was as follows (in millions):

2014
Beginning balance	$—
Changes in accruals (a)	149
Payments	(29)
Foreign currency translation	(9)
Ending balance	$111
__________

(a)	Excludes pension-related costs of $4 million for the year ended 2014.

Our current estimate of total separation-related costs for the Australian manufacturing facilities is approximately $160 million, excluding approximately $20 million of pension-related costs. The separation-related costs not yet recorded will be expensed as the employees continue to support Australia plant operations.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES

We recognize income tax‑related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement. We recognize accrued interest expense related to unrecognized tax benefits in Automotive interest income and other income/(loss), net and Financial Services other income/(loss), net on our consolidated income statement.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding discontinued operations, cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, for the years ended December 31 were as follows:

	2014	2013	2012
Income before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$4,484	$6,537	$6,557
Non-U.S.	(1,417)	(566)	493
Total	$3,067	$5,971	$7,050
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(2)	$(19)	$4
Non-U.S.	389	453	393
State and local	(22)	(40)	3
Total current	365	394	400
Deferred
Federal	334	(346)	1,925
Non-U.S.	186	328	(126)
State and local	271	(511)	(173)
Total deferred	791	(529)	1,626
Total	$1,156	$(135)	$2,026
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(2.3)	(1.4)	(1.6)
State and local income taxes	5.2	1.1	0.1
General business credits	(10.9)	(5.9)	0.3
Dispositions and restructurings	5.2	(26.0)	(1.7)
U.S. tax on non-U.S. earnings	5.5	(2.0)	(1.0)
Prior year settlements and claims	(3.7)	(0.2)	(1.8)
Tax-exempt income	(9.7)	(5.9)	(3.9)
Enacted change in tax rates	1.6	3.0	1.7
Valuation allowances	13.0	(0.8)	1.6
Other	(1.2)	0.8	—
Effective rate	37.7%	(2.3)%	28.7%

Included in “Dispositions and restructurings” for 2013, is the recognition of deferred tax assets for investments in our European operations. We do not recognize deferred tax assets related to stock investments in affiliates until it becomes apparent they will be realized in the foreseeable future. In the fourth quarter of 2013, we restructured certain of our European affiliates. We made tax elections to include the operating results of these affiliates in our U.S. tax returns. As a result, we realized tax benefits related to stock investments in these European affiliates and recorded deferred tax assets of $1.5 billion.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

At December 31, 2014, $4.3 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $200 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside of the United States reflects accumulated earnings determined under U.S. tax law. The reduction in these indefinitely reinvested earnings from year-end 2013 is primarily due to a change in our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2014	2013
Deferred tax assets
Employee benefit plans	$5,898	$5,060
Net operating loss carryforwards	2,624	2,364
Tax credit carryforwards	6,745	5,720
Research expenditures	1,754	2,236
Dealer and dealers’ customer allowances and claims	2,510	2,106
Other foreign deferred tax assets	298	1,567
Allowance for credit losses	155	143
All other	1,806	2,691
Total gross deferred tax assets	21,790	21,887
Less: valuation allowances	(1,604)	(1,633)
Total net deferred tax assets	20,186	20,254
Deferred tax liabilities
Leasing transactions	2,050	1,138
Deferred income	1,624	2,075
Depreciation and amortization (excluding leasing transactions)	1,967	2,430
Finance receivables	647	723
Other foreign deferred tax liabilities	352	311
All other	477	707
Total deferred tax liabilities	7,117	7,384
Net deferred tax assets/(liabilities)	$13,069	$12,870

At December 31, 2014, we have a valuation allowance of $1.6 billion primarily for deferred tax assets related to our South America operations.

Operating loss carryforwards for tax purposes were $7.2 billion at December 31, 2014, resulting in a deferred tax asset of $2.6 billion.  There is no expiration date for $6 billion of these losses. The remaining losses begin to expire in 2015, though a substantial portion expire beyond 2017. Tax credits available to offset future tax liabilities are $6.8 billion. A substantial portion of these credits have a remaining carryforward period of 10 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2014	2013
Beginning balance	$1,564	$1,547
Increase – tax positions in prior periods	38	128
Increase – tax positions in current period	250	45
Decrease – tax positions in prior periods	(172)	(24)
Settlements	(372)	(79)
Lapse of statute of limitations	(6)	(54)
Foreign currency translation adjustment	(16)	1
Ending balance	$1,286	$1,564

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized were $1.2 billion at December 31, 2014 and 2013.

Examinations by tax authorities have been completed through 2004 in Germany, 2007 in Canada and the United Kingdom, and 2009 in the United States.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 1996.

We recorded on our consolidated income statement $96 million, $11 million, and $9 million in tax-related net interest income for the years ended December 31, 2014, 2013, and 2012.  As of December 31, 2014 and 2013, we had recorded a net receivable of $23 million and a net payable of $83 million, respectively, for tax-related interest.

We paid income taxes of $467 million, $538 million, and $344 million in 2014, 2013, and 2012, respectively.

NOTE 22. CHANGES IN INVESTMENTS IN AFFILIATES AND ASSETS HELD FOR SALE

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. CHANGES IN INVESTMENTS IN AFFILIATES AND ASSETS HELD FOR SALE (Continued)

Automotive Sector

Changes in Investments in Affiliates

Ford Sollers. We formed the Ford Sollers joint venture in October 2011. Upon contribution of our then wholly-owned operations in Russia to the joint venture in exchange for cash and notes receivable in the amount of $307 million and a 50% equity interest in the new joint venture, we deconsolidated the related assets and liabilities, recorded an equity method investment in Ford Sollers at its fair value of $364 million, and recognized a pre-tax gain of $401 million. The fair value was calculated using a discounted cash flow analysis with assumptions of relevant factors at that time.

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

Ford LRH. During the third quarter of 2013, we completed the liquidation of a foreign subsidiary holding company, Ford LRH, and, as a result, reclassified a foreign currency translation loss of $103 million related to the investment from Accumulated other comprehensive income/(loss) to Automotive interest income and other income/(loss), net.

Changan Ford Mazda Automobile Corporation, Ltd (“CFMA”). Our Chinese joint venture, CFMA, whose members included Chongqing Changan Automobile Co., Ltd. (“Changan”) (50% partner), Mazda (15% partner), and Ford (35% partner), produced and distributed in China a variety of Ford passenger car models, as well as Mazda and Volvo models.  On November 30, 2012, CFMA transferred its Nanjing operations to Changan Mazda Automobile Ltd. (“CMA”), and CFMA was renamed CAF. Immediately after the split, Ford and Mazda fully exchanged their respective interest in the two joint ventures. As a result, Ford now owns a 50% interest in CAF and Mazda owns a 50% interest in CMA; Changan remains a 50% partner in each joint venture. CMA continued to assemble vehicles for CAF as a contract manufacturer until 2014.

Upon the exchange, we de-recognized the historical carrying value of our equity investment in CMA of $115 million, increased our equity investment in CAF by the fair value of the interest received of $740 million, and recognized a fourth quarter 2012 pre-tax gain of $625 million in Automotive interest income and other income/(expense), net.

Financial Services Sector

Assets Held for Sale

Other Financial Services. During April and August 2013, we executed agreements to sell certain Volvo‑related retail financing receivables in tranches to a third-party financing company. We received cash proceeds of $495 million and recognized pre-tax gains of $6 million for receivables sold in 2013. The pre-tax gains are reported in Financial Services other income(loss), net. All servicing obligations were transferred to the third party upon sale of the receivables. As a consequence of the sale of receivables, we also recognized other expenses of $56 million. As of December 31, 2014, there were no remaining Volvo-related retail financing receivables.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  CAPITAL STOCK AND EARNINGS PER SHARE

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

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, including “in-the-money” stock options and unvested restricted stock units, and, through November 19, 2014, conversion into Ford Common Stock of our convertible notes, which were convertible through but not after that date.  Potential dilutive shares are excluded from the calculation if they have an anti‑dilutive effect in the period.

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2014	2013	2012
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$3,187	$7,182	$5,613
Effect of dilutive 2016 Convertible Notes (a) (b)	42	45	46
Effect of dilutive 2036 Convertible Notes (a) (c)	—	1	2
Diluted income	$3,229	$7,228	$5,661

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,912	3,935	3,815
Net dilutive options and warrants (d)	46	51	101
Dilutive 2016 Convertible Notes (b)	87	98	96
Dilutive 2036 Convertible Notes (c)	—	3	3
Diluted shares	4,045	4,087	4,015
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In October 2014, we elected to terminate the conversion rights of holders under the 2016 Convertible Notes in accordance with their terms effective as of the close of business on November 20, 2014. On November 21, 2014, we redeemed for cash the remaining outstanding 2016 Convertible Notes (see Note 13).

(c)
In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective January 22, 2014. As a result, any 2036 Convertible Notes remaining after January 21, 2014 cannot be converted to shares and are no longer dilutive (see Note 13).

(d)
Includes (i) 53 million in average net dilutive shares for 2012 for warrants outstanding prior to exercise, and (ii) 9 million in average basic shares outstanding for 2012 for shares issued for warrants exercised. In total, 362 million warrants were exercised by the deadline for exercise of December 31, 2012, on a net share settlement basis, resulting in the issuance of 106 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Our Automotive sector includes the sale of Ford and Lincoln brand vehicles and related service parts and accessories. The Financial Services sector includes primarily our vehicle-related financing and leasing activities.

Automotive Sector

We analyze the results of our Automotive sector through our five segments:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.

We report revenue on a “where-sold,” absolute-cost basis, which reflects the profit/(loss) on the sale within the segment in which the ultimate sale is made to our external customer. Due to the integrated structure of our business, we allocate to each segment certain costs incurred at a corporate level and those performed by one segment on the behalf of other segments.

Centrally-managed net interest expense and market value adjustments are presented separately in the Other Automotive component of the Automotive sector.

In addition, our Automotive sector results include Special Items that consist of (i) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (ii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Special items are presented as a separate reconciling item.

In 2014, we changed our Automotive sector reportable segments to establish a fifth Automotive segment - Middle East & Africa - which includes South Africa as well as markets that were previously direct export markets in the Middle East and Africa. Previously, South Africa results were included in Asia Pacific Africa and direct export markets were reflected in the results of the producing region or segment. We have also realigned the reporting of our direct export markets on a geographic basis. We have retrospectively revised the segment presentation for all periods presented.

Financial Services Sector

We analyze the results of our Financial Services sector through two segments: Ford Credit and Other Financial Services, which includes holding companies, real estate, and the financing of some Volvo vehicles in Europe. During 2013, we sold a substantial portion of our Volvo financing business, with the remaining Volvo-related retail financing receivables classified as assets held for sale in Other assets.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
2014
Revenues	$82,376	$8,799	$29,457	$4,406	$10,744	$—	$—	$135,782
Income/(Loss) before income taxes	6,898	(1,162)	(1,062)	(20)	589	(755)	(1,940)	2,548
Other disclosures:
Depreciation and tooling amortization	2,279	309	1,179	141	344	—	—	4,252
Amortization of intangibles	14	—	—	—	1	—	—	15
Interest expense	—	—	—	—	—	797	—	797
Investment-related interest income	46	—	5	—	2	140	—	193
Interest income/(expense) on income taxes	—	—	—	—	—	109	—	109
Cash outflow for capital spending	4,270	497	1,619	135	839	—	—	7,360
Equity in net income/(loss) of affiliated companies	147	—	107	—	1,321	—	(329)	1,246
Total assets	61,316	5,142	14,181	1,155	8,285	—	—	90,079

2013
Revenues	$86,494	$10,847	$27,255	$4,533	$10,240	$—	$—	$139,369
Income/(Loss) before income taxes	8,809	(33)	(1,442)	(69)	327	(656)	(1,568)	5,368
Other disclosures:
Depreciation and tooling amortization	2,064	272	1,269	125	334	—	—	4,064
Amortization of intangibles	9	—	1	—	1	—	—	11
Interest expense	—	—	—	—	—	829	—	829
Investment-related interest income	99	—	6	1	4	53	—	163
Cash outflow for capital spending	3,694	756	1,249	154	713	—	—	6,566
Equity in net income/(loss) of affiliated companies	127	—	125	—	794	—	—	1,046
Total assets	59,054	7,056	15,260	1,038	8,071	—	—	90,479

2012
Revenues	$77,368	$10,081	$25,759	$4,890	8,469	$—	$—	$126,567
Income/(Loss) before income taxes	8,125	213	(1,720)	85	(59)	(470)	(246)	5,928
Other disclosures:
Depreciation and tooling amortization	1,893	256	1,111	115	280	—	—	3,655
Amortization of intangibles	9	—	—	—	1	—	—	10
Interest expense	—	—	—	—	—	713	—	713
Investment-related interest income	72	—	—	—	—	200	—	272
Cash outflow for capital spending	3,089	668	1,074	152	476	—	—	5,459
Equity in net income/(loss) of affiliated companies	127	—	113	—	315	—	—	555
Total assets	51,742	6,819	20,295	1,045	6,722	—	—	86,623

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segments		Reconciling Item
	Ford Credit	Other Financial Services	Elims	Total	Elims (a)	Total
2014
Revenues	$8,606	$135	$(446)	$8,295	$—	$144,077
Income/(Loss) before income taxes	1,854	(60)	—	1,794	—	4,342
Other disclosures:
Depreciation and tooling amortization	3,112	21	—	3,133	—	7,385
Amortization of intangibles	—	—	—	—	—	15
Interest expense	2,656	43	—	2,699	—	3,496
Investment-related interest income (b)	51	—	—	51	—	244
Interest income/(expense) on income taxes	(13)	—	—	(13)	—	96
Cash outflow for capital spending	18	85	—	103	—	7,463
Equity in net income/(loss) of affiliated companies	29	—	—	29	—	1,275
Total assets	122,108	5,560	(6,280)	121,388	(2,940)	208,527

2013
Revenues	$7,805	$192	$(449)	$7,548	$—	$146,917
Income/(Loss) before income taxes	1,756	(84)	—	1,672	—	7,040
Other disclosures:
Depreciation and tooling amortization	2,422	18	—	2,440	—	6,504
Amortization of intangibles	—	—	—	—	—	11
Interest expense	2,730	130	—	2,860	—	3,689
Investment-related interest income (b)	50	—	—	50	—	213
Cash outflow for capital spending	16	15	—	31	—	6,597
Equity in net income/(loss) of affiliated companies	23	—	—	23	—	1,069
Total assets	115,608	5,679	(6,230)	115,057	(3,357)	202,179

2012
Revenues	$7,189	$267	$(464)	$6,992	$—	$133,559
Income/(Loss) before income taxes	1,697	13	—	1,710	—	7,638
Other disclosures:
Depreciation and tooling amortization	1,806	25	—	1,831	—	5,486
Amortization of intangibles	—	—	—	—	—	10
Interest expense	3,027	88	—	3,115	—	3,828
Investment-related interest income (b)	69	1	—	70	—	342
Cash outflow for capital spending	18	11	—	29	—	5,488
Equity in net income/(loss) of affiliated companies	33	—	—	33	—	588
Total assets	104,596	7,698	(7,282)	105,012	(2,064)	189,571
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

(b)
Interest income reflected on this line for Financial Services sector is non-financing related. Interest income in the normal course of business for Financial Services sector is reported in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  GEOGRAPHIC INFORMATION

Total Company revenues and long-lived assets, split geographically by our country of domicile, the United States, and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2014		2013		2012
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$82,665	$33,213	$85,459	$28,276	$76,055	$22,986
United Kingdom	11,742	1,491	10,038	1,503	9,208	1,668
Canada	9,409	3,919	9,729	3,154	9,470	2,580
Germany	7,487	2,510	8,600	2,635	8,005	2,719
Mexico	1,757	1,748	1,992	1,910	1,818	1,990
All Other	31,017	8,763	31,099	8,738	29,003	6,887
Total Company	$144,077	$51,644	$146,917	$46,216	$133,559	$38,830
__________

(a)	Includes Net property from our consolidated balance sheet and Financial Services Net investment in operating leases from the sector balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2014				2013
Automotive Sector	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,876	$35,365	$32,779	$33,762	$33,858	$36,079	$33,857	$35,575
Income/(Loss) before income taxes	797	1,689	526	(464)	1,620	1,368	1,728	652

Financial Services Sector
Revenues	$2,000	$2,046	$2,141	$2,108	$1,791	$1,844	$1,918	$1,995
Income/(Loss) before income taxes	462	429	495	408	503	451	363	355

Total Company
Income before income taxes	$1,259	$2,118	$1,021	$(56)	$2,123	$1,819	$2,091	$1,007

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income	$989	$1,311	$835	$52	$1,611	$1,233	$1,272	$3,066

Common and Class B per share from income from continuing operations
Basic	$0.25	$0.33	$0.22	$0.01	$0.41	$0.31	$0.32	$0.78
Diluted	0.24	0.32	0.21	0.01	0.40	0.30	0.31	0.75

Certain of the quarterly results identified above include material unusual or infrequently occurring items as follows:

Results in the first, second, third, and fourth quarters of 2014 each include an unfavorable item for separation-related actions in Europe and Australia to support each region’s transformation plan of $122 million, $152 million, $160 million, and $251 million, respectively (see Note 20).

Results in the second quarter of 2014 include an unfavorable item of $329 million for the equity impairment of Ford Sollers (see Note 22).

Net income attributable to Ford Motor Company of $835 million in the third quarter of 2014 includes favorable tax items of $245 million resulting from a change in our methodology for measuring currency gains and losses in computing earnings of Ford Credit’s European operations under U.S. law, as well as changes to tax depreciation related to assets used in our Automotive export operations.

Results in the fourth quarter of 2014 include an unfavorable item of $800 million for a Venezuela accounting change (see Note 1).

Net income attributable to Ford Motor Company of $52 million in the fourth quarter of 2014 includes favorable tax items of $176 million related to retroactive reinstatement of U.S. tax legislation in the Tax Increase Prevention Act of 2014.

Results in the second, third, and fourth quarters of 2013 each include an unfavorable item for separation-related actions in Europe to support the Company’s transformation plan of $430 million, $215 million, and $113 million, respectively (see Note 20).

Results in the second, third, and fourth quarters of 2013 each include an unfavorable item related to the U.S. salaried lump-sum pension buyout program of $294 million, $145 million and $155 million, respectively (see Note 12).

Net income attributable to Ford Motor Company of $3 billion in the fourth quarter of 2013 includes favorable tax items of $2.1 billion, including the impact of a one-time favorable increase in deferred tax assets related to investments in European operations and the release of valuation allowances held against other deferred tax assets (see Note 21).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of guarantees and indemnifications, litigation and claims, and warranty.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under guarantee or indemnity, the amount of probable payment is recorded.

We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2033, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities at December 31 were as follows (in millions):

	2014	2013
Maximum potential payments	$592	$659
Carrying value of recorded liabilities related to guarantees and limited indemnities	17	5

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

We accrue for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood that we will prevail, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For the majority of matters, which generally arise out of alleged defects in our products, we establish an accrual based on our extensive historical experience with similar matters. We do not believe there is a reasonably possible outcome materially in excess of our accrual for these matters.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  COMMITMENTS AND CONTINGENCIES (Continued)

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non‑pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non‑pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.9 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty and Field Service Actions

We accrue obligations for warranty costs and field service actions (i.e., safety recalls, emission recalls, and other product campaigns) at the time of sale. We establish estimates for warranty and field service action obligations using a patterned estimation model using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. We reevaluate the adequacy of our accruals on a regular basis and any revisions to our estimated obligation for warranties and field service actions are reported as Changes in accrual related to pre-existing warranties in the table below.

Warranty and field service actions obligations accounted for in Other liabilities and deferred revenue for the years ended December 31 were as follows (in millions):

	2014	2013
Beginning balance	$3,927	$3,656
Payments made during the period	(2,850)	(2,302)
Changes in accrual related to warranties issued during the period	2,108	2,025
Changes in accrual related to pre-existing warranties	1,746	625
Foreign currency translation and other	(145)	(77)
Ending balance	$4,786	$3,927

Excluded from the table above are costs accrued for customer satisfaction actions.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2014
Allowances deducted from assets
Credit losses	$405	$199		$220	(a)	$384
Doubtful receivables	120	374		39	(b)	455
Inventories (primarily service part obsolescence)	262	(8)	(c)	—		254
Deferred tax assets	1,633	(29)	(d)	—		1,604
Total allowances deducted from assets	$2,420	$536		$259		$2,697

For the Year Ended December 31, 2013
Allowances deducted from assets
Credit losses	$435	$152		$182	(a)	$405
Doubtful receivables	106	33		19	(b)	120
Inventories (primarily service part obsolescence)	267	(5)	(c)	—		262
Deferred tax assets	1,923	(290)	(d)	—		1,633
Total allowances deducted from assets	$2,731	$(110)		$201		$2,420

For the Year Ended December 31, 2012
Allowances deducted from assets
Credit losses	$570	$2		$137	(a)	$435
Doubtful receivables	110	13		17	(b)	106
Inventories (primarily service part obsolescence)	249	18	(c)	—		267
Deferred tax assets	1,545	378	(d)	—		1,923
Total allowances deducted from assets	$2,474	$411		$154		$2,731
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(c)	Net change in inventory allowances.

(d)
Includes $(428) million, $(243) million, and $264 million in 2014, 2013, and 2012, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $399 million, $(47) million, and $114 million in 2014, 2013, and 2012, respectively, of valuation allowance for deferred tax assets through the income statement.

FSS-1