Form 10-K/A
period 2014-12-31
FORD MOTOR CO
filed 2015-03-30
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Exhibit Index begins on page

2

EXPLANATORY NOTE

Ford Motor Company is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2015 to include the financial statements and related notes of Changan Ford Automobile Corporation Limited (“CAF”), an unconsolidated joint venture incorporated in the People’s Republic of China.

We own a 50% non-controlling interest in CAF and account for CAF using the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. CAF met the significant subsidiary test described above for our fiscal year ended December 31, 2014, and we have included in this Amended 10-K the required financial statements of CAF within 90 days of our fiscal year end as required by the SEC’s rules. The financial statements of CAF included herein have been prepared in accordance with generally accepted accounting principles in the United States.

As required by the SEC’s rules, the Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the consolidated financial statements and related notes of CAF; (ii) the consent of the independent auditor of CAF; and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 3-B-1	Amendment to By-Laws, effective February 11, 2015.	Filed with this Report.#
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*

Designation	Description	Method of Filing
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed with this Report.#
Exhibit 10-L-1	Description of Compensation Arrangements for Alan Mulally.**	Filed with this Report.#
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2012.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2013.**	Filed as Exhibit 10-N-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2014.**	Filed as Exhibit 10-)-4 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-0-5	Annual Incentive Compensation Plan Metrics for 2015.	Filed with this Report.#
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2010.**	Filed as Exhibit 10-N-5 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2011.**	Filed as Exhibit 10-N-7 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-10	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-11	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed with this Report.#
Exhibit 10-O-12	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-13	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Designation	Description	Method of Filing
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-O-17 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-O-19 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-O-24 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-28 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-O-29 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Relationship Agreement dated April 30, 2014 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-W-1	Description of President and CEO Compensation Arrangements.**	Filed as Exhibit 10-CC-2 to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W-2	Form of Alan Mulally Agreement Amendment, effective as of December 31, 2008.**	Filed as Exhibit 10-Y-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-W-3	Form of Alan Mulally Agreement Amendment, dated February 15, 2013.**	Filed as Exhibit 10-V-4 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-Y	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-Y-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*

Designation	Description	Method of Filing
Exhibit 10-Y-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*
Exhibit 10-Y-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-Z	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-AA	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 10-AA-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 10-BB	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-CC	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.#
Exhibit 21	List of Subsidiaries of Ford as of January 31,2015.	Filed with this Report.#
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.#
Exhibit 23.1	Consent of Independent Accountants regarding opinion in Exhibit 99.	Filed with this Report.##
Exhibit 24	Powers of Attorney.	Filed with this Report.#
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.#
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.#
Exhibit 31.3	Rule 15d-14(a) Certification of CEO.	Filed with this Report.##
Exhibit 31.4	Rule 15d-14(a) Certification of CFO.	Filed with this Report.##
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.#
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.#
Exhibit 32.3	Section 1350 Certification of CEO.	Furnished with this Report.##
Exhibit 32.4	Section 1350 Certification of CFO.	Furnished with this Report.##
Exhibit 99	Financial Statements of Changan Ford Automobile Corporation Limited.	Filed with this Report.##
Exhibit 101.INS	XBRL Instance Document.	***#
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***#
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***#
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***#
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***#
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***#
__________

#	Incorporated by reference to the corresponding exhibit to the Original 10-K.

##	Filed or furnished with the Amended 10-K.

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	March 30, 2015