Form 10-Q
period 2015-03-31
FORD MOTOR CO
filed 2015-04-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of April 21, 2015, Ford had outstanding 3,904,504,162 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

62

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2015	2014
	First Quarter
	(unaudited)
Revenues
Automotive	$31,800	$33,876
Financial Services	2,100	2,000
Total revenues	33,900	35,876

Costs and expenses
Automotive cost of sales	28,702	31,021
Selling, administrative, and other expenses	3,609	3,372
Financial Services interest expense	647	678
Financial Services provision for credit and insurance losses	73	39
Total costs and expenses	33,031	35,110

Automotive interest expense	165	208

Automotive interest income and other income/(loss), net (Note 14)	190	214
Financial Services other income/(loss), net (Note 14)	74	68
Equity in net income of affiliated companies	437	419
Income before income taxes	1,405	1,259
Provision for/(Benefit from) income taxes (Note 16)	480	270
Net income	925	989
Less: Income/(Loss) attributable to noncontrolling interests	1	—
Net income attributable to Ford Motor Company	$924	$989

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income	$0.23	$0.25
Diluted income	0.23	0.24

Cash dividends declared	0.15	0.125

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2015	2014
	First Quarter
	(unaudited)
Net income	$925	$989
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	(636)	(235)
Derivative instruments	(90)	92
Pension and other postretirement benefits	352	183
Total other comprehensive income/(loss), net of tax	(374)	40
Comprehensive income	551	1,029
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	—
Comprehensive income attributable to Ford Motor Company	$550	$1,029

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2015	2014
	First Quarter
	(unaudited)
AUTOMOTIVE
Revenues	$31,800	$33,876
Costs and expenses
Cost of sales	28,702	31,021
Selling, administrative, and other expenses	2,616	2,476
Total costs and expenses	31,318	33,497

Interest expense	165	208

Interest income and other income/(loss), net (Note 14)	190	214
Equity in net income of affiliated companies	429	412
Income before income taxes — Automotive	936	797

FINANCIAL SERVICES
Revenues	2,100	2,000
Costs and expenses
Interest expense	647	678
Depreciation on vehicles subject to operating leases	816	706
Operating and other expenses	177	190
Provision for credit and insurance losses	73	39
Total costs and expenses	1,713	1,613

Other income/(loss), net (Note 14)	74	68
Equity in net income of affiliated companies	8	7
Income before income taxes — Financial Services	469	462

TOTAL COMPANY
Income before income taxes	1,405	1,259
Provision for/(Benefit from) income taxes (Note 16)	480	270
Net income	925	989
Less: Income/(Loss) attributable to noncontrolling interests	1	—
Net income attributable to Ford Motor Company	$924	$989

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$12,368	$10,757
Marketable securities	20,732	20,393
Finance receivables, net (Note 4)	79,167	81,111
Other receivables, net	13,005	11,708
Net investment in operating leases	23,914	23,217
Inventories (Note 6)	9,519	7,866
Equity in net assets of affiliated companies	3,628	3,357
Net property	29,612	30,126
Deferred income taxes	12,939	13,639
Other assets	7,490	6,353
Total assets	$212,374	$208,527

LIABILITIES
Payables	$22,366	$20,035
Other liabilities and deferred revenue (Note 7)	41,644	43,577
Debt (Note 9)	122,776	119,171
Deferred income taxes	525	570
Total liabilities	187,311	183,353

Redeemable noncontrolling interest (Note 10)	89	342

EQUITY
Capital stock (Note 18)
Common Stock, par value $.01 per share (3,958 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,273	21,089
Retained earnings	24,887	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,406)	(20,032)
Treasury stock	(848)	(848)
Total equity attributable to Ford Motor Company	24,947	24,805
Equity attributable to noncontrolling interests	27	27
Total equity	24,974	24,832
Total liabilities and equity	$212,374	$208,527

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 11 for additional information on our VIEs.

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,332	$2,094
Finance receivables, net	40,964	39,522
Net investment in operating leases	10,115	9,631
Other assets	68	27
LIABILITIES
Other liabilities and deferred revenue	$38	$22
Debt	39,409	37,156

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$5,074	$4,567
Marketable securities	14,468	17,135
Total cash and marketable securities	19,542	21,702
Receivables, less allowances of $388 and $455	5,649	5,789
Inventories (Note 6)	9,519	7,866
Deferred income taxes	2,167	2,039
Net investment in operating leases	1,930	1,699
Other current assets	1,925	1,347
Total current assets	40,732	40,442
Equity in net assets of affiliated companies	3,490	3,216
Net property	29,493	29,795
Deferred income taxes	12,845	13,331
Other assets	3,204	2,798
Non-current receivable from Financial Services	214	497
Total Automotive assets	89,978	90,079
Financial Services
Cash and cash equivalents	7,294	6,190
Marketable securities	6,264	3,258
Finance receivables, net (Note 4)	85,699	86,141
Net investment in operating leases	21,984	21,518
Equity in net assets of affiliated companies	138	141
Other assets	3,474	3,613
Receivable from Automotive	329	527
Total Financial Services assets	125,182	121,388
Intersector elimination	(543)	(1,024)
Total assets	$214,617	$210,443
LIABILITIES
Automotive
Payables	$21,161	$18,876
Other liabilities and deferred revenue (Note 7)	16,745	17,934
Deferred income taxes	285	270
Debt payable within one year (Note 9)	1,986	2,501
Current payable to Financial Services	329	527
Total current liabilities	40,506	40,108
Long-term debt (Note 9)	11,411	11,323
Other liabilities and deferred revenue (Note 7)	23,071	23,793
Deferred income taxes	298	367
Total Automotive liabilities	75,286	75,591
Financial Services
Payables	1,205	1,159
Debt (Note 9)	109,379	105,347
Deferred income taxes	2,185	1,849
Other liabilities and deferred income (Note 7)	1,828	1,850
Payable to Automotive	214	497
Total Financial Services liabilities	114,811	110,702
Intersector elimination	(543)	(1,024)
Total liabilities	189,554	185,269

Redeemable noncontrolling interest (Note 10)	89	342

EQUITY
Capital stock (Note 18)
Common Stock, par value $.01 per share (3,958 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,273	21,089
Retained earnings	24,887	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,406)	(20,032)
Treasury stock	(848)	(848)
Total equity attributable to Ford Motor Company	24,947	24,805
Equity attributable to noncontrolling interests	27	27
Total equity	24,974	24,832
Total liabilities and equity	$214,617	$210,443
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2015	2014
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$2,413	$2,220

Cash flows from investing activities
Capital spending	(1,800)	(1,516)
Acquisitions of finance receivables and operating leases	(12,257)	(11,646)
Collections of finance receivables and operating leases	9,251	8,983
Purchases of marketable securities	(11,711)	(15,291)
Sales and maturities of marketable securities	11,327	13,780
Settlements of derivatives	113	(72)
Other	117	100
Net cash provided by/(used in) investing activities	(4,960)	(5,662)

Cash flows from financing activities
Cash dividends	(593)	(493)
Net changes in short-term debt	488	(1,023)
Proceeds from issuance of other debt	13,624	11,773
Principal payments on other debt	(8,686)	(8,287)
Other	(249)	18
Net cash provided by/(used in) financing activities	4,584	1,988

Effect of exchange rate changes on cash and cash equivalents	(426)	(31)

Net increase/(decrease) in cash and cash equivalents	$1,611	$(1,485)

Cash and cash equivalents at January 1	$10,757	$14,468
Net increase/(decrease) in cash and cash equivalents	1,611	(1,485)
Cash and cash equivalents at March 31	$12,368	$12,983

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2015		2014
	First Quarter
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities (a)	$1,006	$1,724	$2,026	$1,698

Cash flows from investing activities
Capital spending	(1,786)	(14)	(1,506)	(10)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(12,257)	—	(11,646)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	9,251	—	8,983
Net change in wholesale and other receivables (b)	—	(973)	—	(2,142)
Purchases of marketable securities	(7,161)	(4,550)	(10,969)	(4,322)
Sales and maturities of marketable securities	9,785	1,542	10,341	3,439
Settlements of derivatives	70	43	47	(119)
Other	44	73	36	64
Investing activity (to)/from Financial Services (c)	39	—	11	—
Interest supplements and residual value support from Automotive (a)	—	656	—	638
Net cash provided by/(used in) investing activities	991	(6,229)	(2,040)	(5,115)

Cash flows from financing activities
Cash dividends	(593)	—	(493)	—
Net changes in short-term debt	49	439	140	(1,163)
Proceeds from issuance of other debt	172	13,452	75	11,698
Principal payments on other debt	(778)	(7,908)	(190)	(8,097)
Other	(213)	(36)	53	(35)
Financing activity to/(from) Automotive (c)	—	(39)	—	(11)
Net cash provided by/(used in) financing activities	(1,363)	5,908	(415)	2,392

Effect of exchange rate changes on cash and cash equivalents	(127)	(299)	3	(34)

Net increase/(decrease) in cash and cash equivalents	$507	$1,104	$(426)	$(1,059)

Cash and cash equivalents at January 1	$4,567	$6,190	$4,959	$9,509
Net increase/(decrease) in cash and cash equivalents	507	1,104	(426)	(1,059)
Cash and cash equivalents at March 31	$5,074	$7,294	$4,533	$8,450
_________

(a)
Operating activities include outflows of $656 million and $638 million for the periods ended March 31, 2015 and 2014, respectively, of interest supplements and residual value support to Financial Services. Interest supplements and residual value support from Automotive to Financial Services are eliminated in the condensed consolidated statement of cash flows.

(b)	Reclassified to operating activities in the condensed consolidated statement of cash flows.

(c)	Eliminated in the condensed consolidated statement of cash flows.

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2014	$40	$21,089	$24,556	$(20,032)	$(848)	$24,805	$27	$24,832
Net income	—	—	924	—	—	924	1	925
Other comprehensive income/(loss), net of tax	—	—	—	(374)	—	(374)	—	(374)
Common stock issued (including share-based compensation impacts)	1	184	—	—	—	185	—	185
Treasury stock/other	—	—	—	—	—	—	(1)	(1)
Cash dividends declared	—	—	(593)	—	—	(593)	—	(593)
Balance at March 31, 2015	$41	$21,273	$24,887	$(20,406)	$(848)	$24,947	$27	$24,974

Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	989	—	—	989	—	989
Other comprehensive income/(loss), net of tax	—	—	—	40	—	40	—	40
Common stock issued (including share-based compensation impacts)	—	143	—	—	—	143	—	143
Treasury stock/other	—	(18)	—	—	—	(18)	1	(17)
Cash dividends declared	—	—	(493)	—	—	(493)	—	(493)
Balance at March 31, 2014	$40	$21,547	$23,882	$(18,190)	$(506)	$26,773	$34	$26,807

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. We show certain of our financial statements on both a consolidated and a sector basis for our Automotive and Financial Services sectors. Intercompany items have been eliminated in both the consolidated and sector balance sheets. Where the presentation of these intercompany eliminations or consolidated adjustments differs between the consolidated and sector financial statements, reconciliations of certain line items are explained below in this Note or in the related financial statements and footnotes.

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K Report”).  For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Adoption of New Accounting Standards

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. On January 1, 2015, we adopted the new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	March 31, 2015	December 31, 2014
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,167	$2,039
Automotive sector non-current deferred income tax assets	12,845	13,331
Financial Services sector deferred income tax assets (a)	170	185
Total	15,182	15,555
Reclassification for netting of deferred income taxes	(2,243)	(1,916)
Consolidated balance sheet presentation of deferred income tax assets	$12,939	$13,639

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$285	$270
Automotive sector non-current deferred income tax liabilities	298	367
Financial Services sector deferred income tax liabilities	2,185	1,849
Total	2,768	2,486
Reclassification for netting of deferred income taxes	(2,243)	(1,916)
Consolidated balance sheet presentation of deferred income tax liabilities	$525	$570
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance regarding whether a cloud computing arrangement includes a software license, which would impact the accounting for such an arrangement. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued a new accounting standard that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new accounting standard is effective as of January 1, 2016, and early adoption is permitted. We are currently assessing the potential impact to our financial statements and financial statement disclosures.

Consolidation - Amendments to the Consolidation Analysis. In February 2015, the FASB issued a new accounting standard that makes targeted amendments to the present guidance. One of the amendments in the new standard affects the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related-party relationships. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued a new accounting standard that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are remeasured and presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis. At March 31, 2015, we consolidated the assets and liabilities of our Ford Sollers Netherlands B.V. (“Ford Sollers”) joint venture (see Note 17 for additional information).

There have been no changes to the types of inputs used or the valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$11	$—	$11	$—	$64	$—	$64
Non-U.S. government and agencies	—	220	—	220	—	122	—	122
Corporate debt	—	10	—	10	—	20	—	20
Total cash equivalents (a)	—	241	—	241	—	206	—	206
Marketable securities
U.S. government and agencies	753	3,290	—	4,043	969	5,789	—	6,758
Non-U.S. government and agencies	—	6,911	—	6,911	—	7,004	—	7,004
Corporate debt	—	2,922	—	2,922	—	2,738	—	2,738
Equities	270	—	—	270	322	—	—	322
Other marketable securities	—	322	—	322	—	313	—	313
Total marketable securities	1,023	13,445	—	14,468	1,291	15,844	—	17,135
Derivative financial instruments (b)	—	1,102	—	1,102	—	517	—	517
Total assets at fair value	$1,023	$14,788	$—	$15,811	$1,291	$16,567	$—	$17,858
Liabilities
Derivative financial instruments (b)	$—	$1,260	$6	$1,266	$—	$710	$3	$713
Total liabilities at fair value	$—	$1,260	$6	$1,266	$—	$710	$3	$713

Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government and agencies	—	320	—	320	—	341	—	341
Corporate debt	—	80	—	80	—	10	—	10
Total cash equivalents (a)	—	400	—	400	—	351	—	351
Marketable securities
U.S. government and agencies	1,151	2,855	—	4,006	17	1,251	—	1,268
Non-U.S. government and agencies	—	521	—	521	—	405	—	405
Corporate debt	—	1,706	—	1,706	—	1,555	—	1,555
Other marketable securities	—	31	—	31	—	30	—	30
Total marketable securities	1,151	5,113	—	6,264	17	3,241	—	3,258
Derivative financial instruments (b)	—	1,204	—	1,204	—	859	—	859
Total assets at fair value	$1,151	$6,717	$—	$7,868	$17	$4,451	$—	$4,468
Liabilities
Derivative financial instruments (b)	$—	$297	$—	$297	$—	$167	$—	$167
Total liabilities at fair value	$—	$297	$—	$297	$—	$167	$—	$167
  __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.5 billion and $3.3 billion for Automotive sector and $5.1 billion and $3.8 billion for Financial Services sector at March 31, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.4 billion and $1.1 billion for Automotive sector and $1.8 billion and $2 billion for Financial Services sector at March 31, 2015 and December 31, 2014, respectively.

(b)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Finance receivables, primarily Ford Credit, are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

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

•	Other financing – primarily related to the sale of parts and accessories to dealers

Finance receivables, net were as follows (in millions):

	March 31, 2015	December 31, 2014
Consumer
Retail financing, gross	$55,227	$55,856
Less: Unearned interest supplements	(1,696)	(1,760)
Consumer finance receivables	53,531	54,096
Non-Consumer
Dealer financing	31,421	31,340
Other financing	1,061	1,026
Non-Consumer finance receivables	32,482	32,366
Total recorded investment	$86,013	$86,462

Recorded investment in finance receivables	$86,013	$86,462
Less: Allowance for credit losses	(314)	(321)
Finance receivables, net (a)	$85,699	$86,141

Net finance receivables subject to fair value (b)	$84,023	$84,468
Fair value	85,458	85,941
__________

(a)
At March 31, 2015 and December 31, 2014, Finance receivables, net on the consolidated balance sheet were $79.2 billion and $81.1 billion, respectively. The balance is comprised of Financial Services sector finance receivables of $85.7 billion and $86.1 billion, respectively, net of $6.5 billion and $5 billion, respectively, of receivables purchased by Financial Services sector from Automotive sector, which are reclassified to Other receivables, net.

(b)
At March 31, 2015 and December 31, 2014, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at March 31, 2015 and December 31, 2014, was $179 million and $191 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Included in the recorded investment in finance receivables at March 31, 2015 and December 31, 2014 were consumer receivables of $25.9 billion and $24.4 billion and non-consumer receivables of $21.3 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 11).

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $11 million and $17 million at March 31, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $3 million at March 31, 2015 and December 31, 2014, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	March 31, 2015	December 31, 2014
Consumer
31-60 days past due	$552	$718
61-90 days past due	64	97
91-120 days past due	21	29
Greater than 120 days past due	49	52
Total past due	686	896
Current	52,845	53,200
Consumer finance receivables	53,531	54,096

Non-Consumer
Total past due	112	117
Current	32,370	32,249
Non-Consumer finance receivables	32,482	32,366
Total recorded investment	$86,013	$86,462

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on‑site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. Audits of higher-risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2015	December 31, 2014
Dealer Financing
Group I	$23,906	$23,125
Group II	6,065	6,350
Group III	1,351	1,783
Group IV	99	82
Total recorded investment	$31,421	$31,340

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2015 and December 31, 2014 was $396 million, or 0.7% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2015 and December 31, 2014 was $126 million, or 0.4% of non-consumer receivables, and $105 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 5 for additional information related to the development of our allowance for credit losses.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2015
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321
Charge-offs	(80)	1	(79)
Recoveries	30	2	32
Provision for credit losses	53	(4)	49
Other (a)	(7)	(2)	(9)
Ending balance (b)	$301	$13	$314

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$280	$12	$292
Specific impairment allowance	21	1	22
Ending balance (b)	301	13	314

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	53,135	32,356	85,491
Specifically evaluated for impairment	396	126	522
Recorded investment	53,531	32,482	86,013

Ending balance, net of allowance for credit losses	$53,230	$32,469	$85,699
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $355 million.

	First Quarter 2014
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357
Charge-offs	(75)	(2)	(77)
Recoveries	34	5	39
Provision for credit losses	23	(7)	16
Other (a)	(2)	1	(1)
Ending balance (b)	$307	$27	$334

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$284	$24	$308
Specific impairment allowance	23	3	26
Ending balance (b)	307	27	334

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	50,116	33,012	83,128
Specifically evaluated for impairment	424	92	516
Recorded investment	50,540	33,104	83,644

Ending balance, net of allowance for credit losses	$50,233	$33,077	$83,310
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $358 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 34% and 28% of total inventories at March 31, 2015 and December 31, 2014, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	March 31, 2015	December 31, 2014
Raw materials, work-in-process, and supplies	$4,178	$3,822
Finished products	6,331	5,022
Total inventories under FIFO	10,509	8,844
LIFO adjustment	(990)	(978)
Total inventories	$9,519	$7,866

NOTE 7. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	March 31, 2015	December 31, 2014
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,388	$7,846
Deferred revenue	4,301	3,923
Employee benefit plans	1,328	1,994
Accrued interest	159	222
Other postretirement employee benefits (“OPEB”)	379	397
Pension (a)	345	374
Other	2,845	3,178
Total Automotive other liabilities and deferred revenue	16,745	17,934
Non-current
Pension (a)	9,049	9,721
OPEB	5,810	5,991
Dealer and dealers’ customer allowances and claims	2,793	2,852
Deferred revenue	2,747	2,686
Employee benefit plans	1,142	1,149
Other	1,530	1,394
Total Automotive other liabilities and deferred revenue	23,071	23,793
Total Automotive sector	39,816	41,727
Financial Services Sector	1,828	1,850
Total Company	$41,644	$43,577
__________

(a)
Balances at March 31, 2015 reflect net pension liabilities at December 31, 2014, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, cash contributions, and an adjustment recorded in the first quarter of 2015 (see Note 8 for additional information). The discount rate and rate of expected return assumptions are unchanged from year-end 2014.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. RETIREMENT BENEFITS

In the first quarter of 2015, we recorded a $782 million adjustment to correct for an understatement in the year-end 2014 valuation of our U.S. pension benefit obligation. The adjustment reduced Other assets by $301 million and increased Other liabilities and deferred revenue by $481 million. The resulting after-tax adjustment to Other comprehensive income was a loss of $508 million. The adjustments were not material to current or prior period financial statements.
Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$147	$127	$135	$118	$15	$13
Interest cost	454	498	239	300	60	67
Expected return on assets	(689)	(678)	(349)	(379)	—	—
Amortization of:
Prior service costs/(credits)	39	39	12	14	(51)	(57)
(Gains)/Losses	116	51	205	148	36	24
Separation programs/other	2	—	7	16	(1)	1
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	14	—	—
Total expense/(income)	$69	$37	$249	$231	$59	$48

Pension Plan Contributions

In 2015, we expect to contribute $1.1 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make about $400 million of benefit payments to participants in unfunded plans, for a total of $1.5 billion. In the first three months of 2015, we contributed about $800 million to our worldwide funded pension plans and made about $100 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

The carrying value of debt was $122.8 billion and $119.2 billion at March 31, 2015 and December 31, 2014, respectively. The carrying value of Automotive sector and Financial Services sector debt was as follows (in millions):

Automotive Sector	March 31, 2015	December 31, 2014
Debt payable within one year
Short-term	$425	$373
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	665	1,187
Other debt	305	350
Total debt payable within one year	1,986	2,501
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,634
DOE ATVM Incentive Program	3,685	3,833
Other debt	1,636	1,000
Unamortized (discount)/premium	(504)	(144)
Total long-term debt payable after one year	11,411	11,323
Total Automotive sector	$13,397	$13,824

Fair value of Automotive sector debt (a)	$15,348	$15,553

Financial Services Sector
Short-term debt
Unsecured debt	$9,965	$9,761
Asset-backed debt	1,541	1,377
Total short-term debt	11,506	11,138
Long-term debt
Unsecured debt
Notes payable within one year	7,644	8,795
Notes payable after one year	46,093	43,087
Asset-backed debt
Notes payable within one year	17,567	16,738
Notes payable after one year	25,999	25,216
Unamortized (discount)/premium	(49)	(55)
Fair value adjustments (b)	619	428
Total long-term debt	97,873	94,209
Total Financial Services sector	$109,379	$105,347

Fair value of Financial Services sector debt (a)	$111,829	$107,758
__________

(a)
The fair value of debt includes $187 million and $131 million of Automotive sector short-term debt and $10 billion and $9.8 billion of Financial Services sector short-term debt at March 31, 2015 and December 31, 2014, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. REDEEMABLE NONCONTROLLING INTEREST

The redeemable noncontrolling interest in our Ford Sollers joint venture is discussed in Note 17.

AutoAlliance International, Inc. (“AAI”) was a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owned an automobile assembly plant in Flat Rock, Michigan. In January 2015, Mazda exercised its put option and Ford purchased Mazda's 50% equity interest at the exercise price plus accrued interest of $342 million (included in Cash flows from financing activities in our statement of cash flows) and dissolved AAI.

NOTE 11. VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $252 million and $307 million at March 31, 2015 and December 31, 2014, respectively.

VIEs of Which We are the Primary Beneficiary

Securitization Entities Through Ford Credit, we securitize, transfer, and service financial assets associated with consumer finance receivables, operating leases, and wholesale loans. Our securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPE’s”). The third-party investors in these securitization entities have legal recourse only to the assets securing the debt and do not have recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows generated by the assets are restricted only to pay such liabilities. We generally retain economic interests in the asset-backed securitization transactions, which are retained in the form of senior or subordinated interests, cash reserve accounts, residual interests, and servicing rights. For accounting purposes, we are precluded from recording the transfers of assets in securitization transactions as sales.

In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities and related activity of these transactions are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet (see Note 4 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into highly effective derivatives contracts. We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to income	$(46)	$68
Ineffectiveness	—	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	261	(44)
Commodity contracts	(10)	(12)
Total	$205	$12

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$88	$69
Ineffectiveness (b)	6	5
Derivatives not designated as hedging instruments
Interest rate contracts	(43)	(18)
Foreign currency exchange contracts	65	(5)
Cross-currency interest rate swap contracts	89	(5)
Total	$205	$46
__________

(a)	For the first quarter of 2015 and 2014, $150 million loss and a $130 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the first quarter of 2015 and 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $221 million gain and $105 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $215 million loss and $100 million loss, respectively.

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

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	March 31, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$13,974	$719	$949	$15,434	$359	$517

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	16,317	378	266	12,198	157	129
Commodity contracts	656	5	51	693	1	67
Total derivative financial instruments, gross	$30,947	1,102	1,266	$28,325	517	713
Counterparty netting and collateral (a)		(952)	(952)		(463)	(463)
Total derivative financial instruments, net		$150	$314		$54	$250

Financial Services Sector
Fair value hedges
Interest rate contracts	$22,859	$736	$26	$23,203	$602	$38

Derivatives not designated as hedging instruments
Interest rate contracts	59,942	233	150	56,558	168	89
Foreign currency exchange contracts	1,177	52	1	1,527	18	1
Cross-currency interest rate swap contracts	2,336	183	120	2,425	71	39
Total derivative financial instruments, gross	$86,314	1,204	297	$83,713	859	167
Counterparty netting and collateral (a)		(188)	(188)		(136)	(136)
Total derivative financial instruments, net		$1,016	$109		$723	$31
__________

(a)	At March 31, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of Accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Foreign currency translation
Beginning balance	$(2,348)	$(1,746)
Gains/(Losses) on foreign currency translation	(636)	(182)
Less: Tax/(Tax benefit)	—	53
Net gains/(losses) on foreign currency translation	(636)	(235)
(Gains)/Losses reclassified from AOCI to income (a)	—	—
Other comprehensive income/(loss), net of tax	(636)	(235)
Ending balance	$(2,984)	$(1,981)

Derivative instruments (b)
Beginning balance	$(142)	$40
Gains/(Losses) on derivative instruments	(150)	130
Less: Tax/(Tax benefit)	(32)	(48)
Net gains/(losses) on derivative instruments	(118)	178
(Gains)/Losses reclassified from AOCI to income	46	(68)
Less: Tax/(Tax benefit)	18	18
Net (gains)/losses reclassified from AOCI to net income (c)	28	(86)
Other comprehensive income/(loss), net of tax	(90)	92
Ending balance	$(232)	$132

Pension and other postretirement benefits
Beginning balance	$(17,542)	$(16,524)
Gains/(Losses) arising during the period	(769)	(13)
Less: Tax/(Tax benefit)	(269)	(3)
Net gains/(losses) arising during the period	(500)	(10)
Amortization of prior service costs/(credits) (d)	—	(4)
Amortization of (gains)/losses (d)	357	223
Recognition of (gains)/losses due to curtailments (d)	—	—
Recognition of (gains)/losses due to settlements (d)	—	14
Less: Tax/(Tax benefit)	171	67
Net amortization and (gains)/losses reclassified from AOCI to net income	186	166
Translation impact on non-U.S. plans	666	27
Other comprehensive income/(loss), net of tax	352	183
Ending balance	$(17,190)	$(16,341)

Total AOCI ending balance at March 31	$(20,406)	$(18,190)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)
We expect to reclassify existing net losses of $212 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(c)
Gains/(Losses) on cash flow hedges are reclassified from Accumulated other comprehensive income/(loss) to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 12 for additional information.

(d)	These AOCI components are included in the computation of net periodic pension cost. See Note 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Investment-related interest income	$45	$39
Interest income/(expense) on income taxes	(9)	26
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(27)	(33)
Gains/(Losses) on changes in investments in affiliates	—	1
Gains/(Losses) on extinguishment of debt	1	(5)
Royalty income	142	154
Other	38	32
Total	$190	$214

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Investment-related interest income	$18	$11
Interest income/(expense) on income taxes	(3)	(8)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	6	3
Insurance premiums earned	31	32
Other	22	30
Total	$74	$68

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Separation-related costs (excluding pension costs), totaled $1.1 billion and were recorded in Automotive cost of sales and Selling, administrative and other expenses. These costs include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2015	2014
Beginning balance	$730	$497
Changes in accruals	(2)	112
Payments	(437)	(22)
Foreign currency translation	(34)	1
Ending balance	$257	$588

Business Restructuring - Australia

In May 2013, we committed to commence a transformation plan for our Australia operations. As part of this plan, we will be closing manufacturing operations in Australia in October 2016. In August 2013, a two-phase separation plan was approved, which included a line-speed reduction in June 2014, ahead of the final closure. The costs related to the line- speed reduction were recorded throughout 2014. The costs related to the second phase of the transformation plan were recorded beginning in the fourth quarter of 2014 after the Enterprise bargaining agreement was agreed and ratified by the local government and we determined these payments were probable.

Separation-related costs recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs, and involuntary employee actions in Australia. The separation-related activity recorded in Other liabilities and deferred revenue, for the period ended March 31, was as follows (in millions):

2015
Beginning balance	$111
Changes in accruals	14
Payments	(1)
Foreign currency translation	(8)
Ending balance	$116

Our current estimate of total separation-related costs for the Australian transformation plan is approximately $200 million. The separation-related costs not yet recorded will be expensed as the employees continue to support Australia plant operations.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. CHANGES IN INVESTMENTS IN AFFILIATES

Automotive Sector

Ford Sollers. We formed the Ford Sollers joint venture with Sollers OJSC (“Sollers”) in October 2011 to operate in Russia. Upon contribution of our then wholly-owned operations in Russia to the joint venture in exchange for cash, notes receivable and a 50% equity interest in the new joint venture, we deconsolidated the related assets and liabilities and recorded an equity method investment in Ford Sollers at its fair value. The fair value was calculated using a discounted cash flow analysis with our best assumptions of relevant factors at that time.

During the second quarter of 2014, we recorded a $329 million pre-tax impairment as a result of factors in the Russian market, including a weaker ruble, lower industry volume, and industry segmentation changes that negatively impacted the sales of Focus. These factors reduced our expected cash flows for Ford Sollers in the near-term, thereby reducing the investment’s fair value recoverability. The non-cash charge was reported in Equity in net income of affiliated companies.

On March 31, 2015, we and Sollers agreed to certain changes to the structure of the joint venture and the related shareholders’ agreement to support the business in the near-term and provide a platform for future growth in this important market. The changes include Ford providing additional funding to the joint venture and gaining a controlling interest in the joint venture through the acquisition of preferred shares. As a result, effective March 31, 2015, we have consolidated the joint venture for financial reporting purposes. In addition, the partners will have future rights to purchase, or have purchased, Sollers’ 50% interest in the ordinary shares of the joint venture at a value established using a pre-determined framework. Both partners will continue to work jointly to improve the business outlook for the Ford Sollers joint venture by expanding its vehicle lineup to better meet the needs of Russian customers and further investing in the localization of component manufacturing. Due to the timing of the transaction, we provisionally have measured the fair value and recognized $977 million in assets (primarily inventory and fixed assets) and $888 million in liabilities (primarily payables and debt) on our balance sheet. In addition, we recorded $89 million in a redeemable noncontrolling interest in the mezzanine section of our balance sheet, reflecting the redemption features embedded in the 50% equity interest in the joint venture that is held by Sollers. During the second quarter of 2015, we will finalize purchase accounting, using generally acceptable valuation techniques that incorporate Ford Sollers’ present business plan, adjusted for market participant assumptions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK AND EARNINGS PER SHARE

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, including “in-the-money” stock options and unvested restricted stock units (“RSUs”).  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2015	2014
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$924	$989
Effect of dilutive 2016 Convertible Notes (a) (b)	—	12
Diluted income	$924	$1,001

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,963	3,946
Net dilutive options and unvested RSUs	38	48
Dilutive 2016 Convertible Notes (b)	—	100
Diluted shares	4,001	4,094
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In October 2014, we elected to terminate the conversion rights of holders under the 2016 Convertible Notes in accordance with their terms effective as of the close of business on November 20, 2014. On November 21, 2014, we redeemed for cash the remaining outstanding 2016 Convertible Notes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services.  Our Automotive sector includes the sale of Ford and Lincoln brand vehicles and related service parts and accessories. The Financial Services sector primarily includes our vehicle-related financing and leasing activities at Ford Credit.

Prior to January 1, 2015, we had an Other Financial Services segment, which included holding companies, real estate, and financing of some Volvo vehicles in Europe. Effective January 1, 2015, we have realigned the business operations of this segment to our Automotive sector on a prospective basis. The impact of this change on prior periods presented would have been immaterial.

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Quarter 2015
Revenues	$20,040	$1,513	$6,918	$1,057	$2,272	$—	$—	$31,800
Income/(Loss) before income taxes	1,340	(189)	(185)	79	103	(212)	—	936
Total assets at March 31	59,844	4,922	14,884	1,209	9,119	—	—	89,978

First Quarter 2014
Revenues	$20,445	$1,891	$7,754	$1,155	$2,631	$—	$—	$33,876
Income/(Loss) before income taxes	1,500	(510)	(194)	54	291	(222)	(122)	797
Total assets at March 31	59,656	7,071	15,898	1,264	8,622	—	—	92,511

	Financial Services Sector				Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
First Quarter 2015
Revenues	$2,197	$—	$(97)	$2,100	$—	$33,900
Income/(Loss) before income taxes	483	(14)	—	469	—	1,405
Total assets at March 31	126,375	2	(1,195)	125,182	(2,786)	212,374

First Quarter 2014
Revenues	$2,076	$35	$(111)	$2,000	$—	$35,876
Income/(Loss) before income taxes	499	(37)	—	462	—	1,259
Total assets at March 31	118,364	340	(1,156)	117,548	(2,977)	207,082
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	March 31, 2015	December 31, 2014
Maximum potential payments	$595	$592
Carrying value of recorded liabilities related to guarantees and limited indemnities	17	17

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non‑pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non‑pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.5 billion.

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

Warranty and field service actions obligations accounted for in Other liabilities and deferred revenue for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Beginning balance	$4,785	$3,927
Payments made during the period	(576)	(578)
Changes in accrual related to warranties issued during the period	463	502
Changes in accrual related to pre-existing warranties	173	456
Foreign currency translation and other	(145)	(8)
Ending balance	$4,700	$4,299

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 28, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our first quarter 2015 pre-tax results and net income were as follows:

	First Quarter		Memo:
	2015	Better/(Worse) 2014	Full Year 2014
	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$1,405	$24	$6,282
Special items	—	122	(1,940)
Pre-tax results (incl. special items)	1,405	146	4,342
(Provision for)/Benefit from income taxes	(480)	(210)	(1,156)
Net income	925	(64)	3,186
Less: Income/(Loss) attributable to noncontrolling interests	1	1	(1)
Net income attributable to Ford	$924	$(65)	$3,187

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

For the first quarter of 2015, we had no special items. The following table details Automotive sector pre-tax special items in each category for the first quarter of 2014 and full year 2014:

		Memo:
	First Quarter 2014	Full Year 2014
	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(122)	$(685)
Other Items
Venezuela accounting change	—	(800)
Ford Sollers equity impairment	—	(329)
2016 Convertible Notes settlement	—	(126)
Other	—	—
Total Other Items	—	(1,255)
Total Special Items	$(122)	$(1,940)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

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
The chart below shows first quarter 2015 pre-tax results by sector:

TOTAL COMPANY

1Q 2015 PRE-TAX RESULTS BY SECTOR (MILS)

$1,405
$936
Ford Credit $483
Other (14)
$469
Total
Automotive
Financial Services

	Total	Automotive	Financial Services
B / (W) 1Q 2014	$ 24	$ 17	$ 7
B / (W) 4Q 2014	284	223	61

Both of our sectors -- Automotive and Financial Services -- contributed to the Company’s first quarter 2015 pre-tax profit and both improved compared with the first quarter and fourth quarter of 2014.

AUTOMOTIVE SECTOR

Definitions and calculations used in this report include:

•
Wholesales and Revenue - Wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, and local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue

•	Automotive Operating Margin - defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue

•	Industry Volume and Market Share - based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

•	SAAR - seasonally adjusted annual rate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector and reportable segments using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors:

◦
Volume and Mix - primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing - primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers

•
Contribution Costs - primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs

•
Structural Costs - primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive. The following two charts detail first quarter key metrics and the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

AUTOMOTIVE SECTOR
1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
1,589
1,568
Revenue
(Bils)
$33.9
$31.8
Operating Margin
(Pct)
3.4%
3.6%
Pre-Tax Results
(Mils)
$919
$936
2014
2015
2014
2015
2014
2015
2014
2015

1Q	2014	2015
Global Industry SAAR (Mils)	86.7	87.5
Global Market Share	6.8%	7.0%

For the full year, we expect to achieve strong top-line growth in the Automotive sector as we leverage a growing global industry, as well as improve our global market share on the strength of our 24 product launches last year and the 15 we have planned for 2015. We also have more capacity coming on line in Asia Pacific in the second half that will drive incremental volume and revenue.

We also expect improvements to the bottom line, specifically higher Automotive operating margin and strong growth in Automotive pre-tax profit, driven by North America and Asia Pacific, with improved results in Europe and South America as well. We continue to expect most of the Company’s improvement to occur in the second half.

For the first quarter, we estimate that global industry SAAR, shown on the lower left, was 87.5 million units, up 1% from a year ago, and we grew our global market share to 7%. Wholesale volume was down slightly from a year ago due to the effects of major product launches which contributed to lower dealer stock increases and constrained our share growth.

Our revenue was down 6% due to the unfavorable exchange effects of the strong U.S. dollar on international operations, as well as the lower volume.

We are pleased that our operating margin improved – which, at 3.6%, was up two-tenths of a percentage point, and that our Automotive pre-tax profit of $936 million was essentially unchanged from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$17
$919
$936
Industry $ 432
Share (216)
Stocks (574)
Mix / Other 371
$13
$706
Pricing $ 840
Incentives / Other (134)
Material Excl. Commod. $(650)
Commodities 39
Warranty / Freight / Other 292
$(319)
Mfg. / Engineering $(205)
Spending Related (157)
Admin. & Selling (98)
Advert. & Sales Promo. (80)
Other (103)
$(643)
$423
$(163)
Market Factors
Total Cost
1Q 2014
1Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Net Interest / Other

	1Q 2014	1Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Net Interest / Other
B / (W) 4Q 2014		$223	$(181)	$67	$(142)	$438	$123	$(82)

As shown above, our unchanged Automotive pre-tax profit was the result of higher net pricing, favorable exchange, and favorable mix; higher costs and lower volume were offsets. The strong net pricing mainly reflects new products in North and South America, as well as partial recovery in South America of the adverse operating effects of the region’s weaker currencies and high local inflation.

The non-repeat of unfavorable balance sheet exchange effects last year, primarily in Venezuela and Argentina, explains most of the favorable exchange.

The good news on mix came from North America, primarily Super Duty, and Europe, primarily Transit and Mondeo.

The higher costs are driven principally by three factors: the effects of new products launched since the first quarter of 2014; new plants in Asia Pacific launched over the past year or to be launched later this year; and investments for future new products and capacity to support our growth beyond 2015.

North America was the major driver of the lower volume due to product launch effects.

As shown below the chart, Automotive pre-tax profit improved over the fourth quarter of 2014 because of lower costs and favorable exchange.

Total costs and expenses for our Automotive sector in the first quarter of 2015 and 2014 were $31.3 billion and $33.5 billion, respectively, a difference of $2.2 billion. An explanation of these changes is shown below (in billions):

First Quarter
Explanation of change:	2015 Lower/(Higher) 2014
Volume and mix, exchange, and other	$3.0
Contribution costs
Material excluding commodities	(0.6)
Commodities	—
Warranty/Freight/Other	0.3
Structural costs	(0.6)
Special items	0.1
Total	$2.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Automotive Segment. Details by segment of Income before income taxes are shown below for the first quarter of 2015.

AUTOMOTIVE SECTOR

1Q 2015 PRE-TAX RESULTS BY SEGMENT (MILS)

$936
$1,340
$(189)
$(185)
$79
$103
$(212)
Net Interest $(137)
Fair Mkt. Value Adj. / Other (75)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) 1Q 2014	$ 17	$(160)	$321	$ 9	$ 25	$(188)	$10
B / (W) 4Q 2014	223	(208)	(2)	258	161	8	6

Shown above is Automotive pre-tax results by business unit, along with Other Automotive which is mainly net interest expense.

Previously, we had guided that we expected Automotive net interest expense to be equal to or higher than last year’s expense of $583 million. We now expect full year expense to be about $650 million, including the impact of the external debt of our Russia operation, Ford Sollers, which was fully consolidated as of March 31, 2015, along with incremental funding in Brazil.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment. The following two charts detail first quarter key metrics and the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

AUTOMOTIVE SECTOR – NORTH AMERICA
1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
717
678
$20.4
$20.0
7.3%
6.7%
$1,500
$1,340
2014
2015
2014
2015
2014
2015
2014
2015

1Q	2014	2015
NA Industry SAAR (Mils)	19.2	20.6
NA Market Share	14.6%	14.0%
U.S. Industry SAAR (Mils)	16.0	17.1
U.S. Market Share	15.3%	14.7%

F-150 Raptor

We expect North America to have a very strong year in 2015, with substantial top-line growth, higher pre-tax profit, and an improved operating margin. This is based on continued robust industry sales, our strong product line-up including products launched last year and planned for 2015, our continued discipline in matching production with demand, and a lean cost structure.

In the quarter, wholesale volume and revenue were down 5% and 2% from a year ago, respectively. The lower wholesale volume reflects launch-related declines of about 40% for F-150 and over 50% for Edge; all other vehicles were up 7%. The declines for F-150 and Edge resulted in lower U.S. market share, which was down six-tenths of a percentage point, to 14.7%, as well as lower stock increases this year than in 2014. Higher industry sales, reflecting a U.S. SAAR of 17.1 million units, were a partial offset.

Our lower revenue was driven by the lower wholesale volume, as well as the adverse effect on our revenue in Canada and Mexico of the strong U.S. dollar; this was offset largely by higher net pricing and favorable mix.
North America operating margin was 6.7%, down six-tenths of a percentage point from last year, and pre-tax profit was $1.3 billion, down $160 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $ 341
Share (246)
Stocks (467)
Mix / Other 430
Material Excl. Commodities $(630)
Commodities 31
Warranty / Freight 245
Pricing $402
Incentives / Other 257
Mfg. / Engineering $(201)
Spending Related (116)
Advert. & Sales Promo. (55)
Other (17)
$1,500
$1,340
$(160)
$58
$659
$(354)
$(389)
$9
$(143)
1Q 2014
1Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
B / (W) 4Q 2014
$(208)
$(80)
$134
$(520)
$306
$11
$(59)

Lower volume for F-150 and Edge due to their launches explains North America’s lower pre-tax profit in the first quarter. All other factors essentially offset one another.

We expect results in North America to improve substantially over the balance of the year as we benefit from a full supply of F-150 and Edge, as well as other new products we have yet to launch, including Explorer and MKX. As shown below the chart, North America pre-tax profit declined compared with fourth quarter due to higher costs and lower volume.

We continue to expect North America to be strongly profitable this year, at a level that will exceed last year’s result. We are increasing our operating margin guidance from 8% to 9% to 8.5% to 9.5%. This reflects our strong confidence in the F-150 and our positive view of the product’s impact on our business now that the launch is successfully behind us. We also expect the recently launched Mustang, Transit, and Edge to continue to perform strongly, and we are excited about the upcoming launches of Explorer and MKX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Segment. The following two charts detail first quarter key metrics and the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

AUTOMOTIVE SECTOR – SOUTH AMERICA

1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
104
101
Revenue
(Bils)
$1.9
$1.5
Operating Margin
(Pct)
(27.0)%
(12.5)%
Pre-Tax Results
(Mils)
$(510)
$(189)
2014
2015
2014
2015
2014
2015
2014
2015

Ka

1Q	2014	2015
SA Industry SAAR (Mils)	5.6	4.5
SA Market Share	8.6%	9.7%
Brazil Industry SAAR (Mils)	3.8	3.0
Brazil Market Share	9.2%	10.5%

The business environment in South America has deteriorated beyond our expectations, with negative GDP growth, continued high inflation, and further currency weakness across the region. The industry pricing environment is also difficult, particularly in Brazil, with actions taken to date generally lagging the combined adverse effects of the weaker currencies and high local inflation. Our strategy of replacing legacy products with One Ford products is bearing fruit. The new Ka is improving our market share in the region, which, at 9.7%, was up a strong 1.1 percentage points. In Brazil, EcoSport and Fusion continue to lead their segments and, as a result of the success of the F-Series and Cargo, Ford led the light and semi-light truck segments in the first quarter of 2015.

As we continue to sustain a strong product line-up, our team in South America also is focused on finding other revenue opportunities, reducing costs, matching production to real demand, and increasing local content to mitigate further the adverse effects of the weak local currencies.

In the first quarter of 2015, our wholesale volume and revenue decreased from a year ago by 3% and 20%, respectively. Our lower volume resulted from a 1.1 million unit decline in industry SAAR, reflecting the impact of Brazil’s weaker economy and Argentina import restrictions. Our revenue decline resulted from the weaker currencies and unfavorable volume and mix.

Operating margin was negative 12.5%, a significant improvement from a year ago, while pre-tax loss was $189 million, an improvement of $321 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Balance Sheet Effects $390
Other (45)
$345
Industry $(83)
Share 78
Stocks 7
Mix / Other (95)
$321
$144
Pricing $199
Incentives / Other (55)
$(510)
$(189)
$(93)
$(14)
$(41)
$(20)
1Q 2014
1Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

B / (W) 4Q 2014	1Q 2014	1Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
		$(2)	$(170)	$5	$82	$128	$28	$(75)

South America’s profit improvement was due to favorable exchange, most of which reflects the non-repeat of last year’s unfavorable balance sheet exchange effects of $310 million in Venezuela.

Although volume was effectively unchanged, we were able to offset the effect of lower industry volume by growing our market share.

As shown below the chart, the first quarter 2015 loss was about the same as fourth quarter 2014.

For the full year, we continue to expect our pre-tax loss to improve from 2014, but the loss now will be greater than we had expected due to the more difficult external environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Segment. The following two charts detail first quarter key metrics and the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

AUTOMOTIVE SECTOR – EUROPE
1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales*
(000)
367
376
2014
2015
Revenue
(Bils)
$7.8
$6.9
2014
2015
Operating Margin
(Pct)
(2.5)%
(2.7)%
2014
2015
Pre-Tax Results
(Mils)
$(194)
$(185)
2014
2015

EcoSport

1Q	2014	2015
EUR Industry SAAR (Mils)	18.7	19.2
EUR Market Share	7.2%	7.8%
EUR 20 Industry SAAR (Mils)	14.5	15.7
EUR 20 Market Share	8.0%	8.2%

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliates in Turkey (about 6,000 units in 1Q 2014 and 17,000 units in 1Q 2015) and in Russia (about 19,000 units in 1Q 2014 and 5,000 units in 1Q 2015); revenue does not include these sales

In Europe, we are continuing to implement our transformation plan focused on product, brand, and cost. We confirmed earlier this month our commitment to the Russian market, where we agreed to certain changes with our partner Sollers that will allow both parties to continue to support the Ford Sollers joint venture in the near term while providing a platform for future growth in this important market. As a result of these changes, we consolidated our Russian operations as of March 31, 2015. This had no effect on first quarter earnings.

In the first quarter, our Europe 20 market share improved two-tenths of a percentage point, to 8.2%. The success of our full line of Transit vehicles and continued strong performance of our Ranger compact pick-up contributed to a 2.8 percentage point improvement in our commercial vehicle share, to 13.3%. In the first quarter of 2015, Ford was the leading commercial brand in Europe 20.

In the first quarter of 2015, Europe wholesale volume improved 2% from a year ago, while revenue declined 11%. The higher volume resulted from a 1.2 million unit increase in the Europe 20 SAAR, which was 15.7 million units, as well as from Ford’s higher market share. This was offset largely by the non-repeat of last year’s dealer stock increase.

The strong U.S. dollar explains our lower revenue. Europe’s operating margin was negative 2.7%, down two-tenths of a percentage point from a year ago, and the pre-tax loss was $185 million, about unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $ 133
Share 30
Stocks (144)
Mix / Other 67
Pricing $ 186
Incentives / Other (282)
Mfg. / Engineering $ 71
Spending Related 22
Admin. & Selling (17)
Pension (44)
Other (58)
$9
$86
$3
$76
$(194)
$(185)
$(96)
$(26)
$(34)
1Q 2014
1Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
B / (W) 4Q 2014
$258
$137
$(81)
$231
$(73)
$50
$(6)

Europe’s first quarter 2015 pre-tax results were about the same as last year, but there was variability among the factors.

Higher industry, share, and favorable mix were offset partially by the non-repeat of last year’s stock increase.

The lower net pricing was driven, in part, by the aging of selected vehicle lines, but a portion also resulted from higher incentive activity in the United Kingdom and Switzerland. This was driven, in part, by more competitive activity triggered by a stronger pound sterling and Swiss franc versus the euro that made sales in the these two markets more attractive.

In total, costs were about flat, including the impact of lower discount rates on pension expense.

As shown below the chart, first quarter 2015 pre-tax results improved from the fourth quarter of 2014 due to favorable market factors, lower costs, and favorable exchange.

For the full year, we continue to expect Europe’s pre-tax loss to improve from 2014, including the consolidation of Ford Sollers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Segment. The following chart details first quarter key metrics.

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA
1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales (000)
51
47
Revenue (Bils)
$1.2
$1.1
Operating Margin (Pct)
4.7%
7.5%
Pre-Tax Results (Mils)
$54
$79
2014
2015
2014
2015
2014
2015
2014
2015

1Q	2014	2015
MEA Industry SAAR (Mils)	4.3	4.3
MEA Market Share	4.3%	4.3%

Ranger

In Middle East & Africa we are focused on building our distribution capability, expanding our One Ford product offering tailored to the needs of markets in the region, and leveraging our global low-cost sourcing hubs.

In the first quarter of 2015, wholesale volume and revenue declined 8% compared with the first quarter of 2014. Lower volume is a result of unfavorable changes in dealer stocks, while the lower revenue reflects the lower volume as well as the impact of the stronger U.S. dollar.

Operating margin for the first quarter of 2015 was 7.5%, 2.8 percentage points higher than a year ago, and pre-tax profit was $79 million, an improvement of $25 million. This was driven by favorable exchange.

For the full year, we now expect Middle East & Africa to deliver about breakeven results, an improvement from our prior guidance of a loss somewhat larger than 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Segment. The following two charts detail first quarter key metrics and the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

AUTOMOTIVE SECTOR – ASIA PACIFIC
1Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales* (000)
350
366
Revenue (Bils)
$2.6
$2.3
Operating Margin (Pct)
11.1%
4.5%
Pre-Tax Results (Mils)
$291
$103
$353**
$360**
2014
2015
2014
2015
2014
2015
2014
2015

Escort

1Q	2014	2015
AP Industry SAAR (Mils)	38.9	38.9
AP Market Share	3.4%	3.4%
China Industry SAAR (Mils)	22.9	24.0
China Market Share	4.5%	4.5%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 262,000 units in 1Q 2014 and 289,000 units in 1Q 2015); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income. See Appendix for additional information

We are continuing our strategy in Asia Pacific to invest for growth in incremental capacity, new products, and Lincoln in China.

We expect Asia Pacific to have a strong year, with top- and bottom-line results improving substantially in the second half versus the first half due to added capacity and new products to be launched from the middle of the year, notably the three-row Edge, the all-new Taurus, Figo, the all-new Everest, refreshed Ranger, and the all-new MKX.

As shown on the left, our first quarter wholesale volume was up 5% compared with a year ago, while our net revenue, which excludes our China joint ventures, declined 14%. Our China wholesale volume, which is not shown, was up 10% in the quarter. This reflects, in part, strong market reception to the all-new Escort, as well as Lincoln, which is off to an encouraging start, with several of our China dealers already among the brand’s highest-volume dealers globally.

Our higher volume in the region was driven by a favorable change in dealer stocks, including recovery of stocks to targeted levels. We estimate first quarter SAAR for the region at 38.9 million units, unchanged from a year ago, although we did see signs of slowing growth in China during the quarter.

Our first quarter market share for the region, at 3.4%, and our China market share, at 4.5%, were both equal to first quarter records set last year. Our lower revenue was a result of the lower volume from our consolidated operations, as well as weaker currencies. Operating margin was 4.5%, down 6.6 percentage points from a year ago, and pre-tax profit was $103 million, down $188 million.

Our China joint ventures contributed $360 million to pre-tax profit this quarter, reflecting our equity share of their after-tax earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC

1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$291
$103
$(188)
Industry $ 46
Share (78)
Stocks 61
Mix / Other (29)
$ -
$(39)
$27
Mfg. / Engineering $(65)
Spending Related (39)
Admin. & Selling (38)
Advert. & Sales Promo. (29)
Other 5
$(166)
$(38)
$28
1Q 2014
1Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

B / (W) 4Q 2014	1Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
	$8	$(69)	$ -	$36	$11	$2	$28

The decline in first quarter 2015 pre-tax profit compared with the first quarter of 2014, is primarily explained by higher structural costs. This reflects costs related to our plans to introduce 18 new vehicles in 2015 and to bring online new capacity with four new plants. We’ll see volume and revenue benefits of these investments in the second half of the year.

For the full year, we continue to expect Asia Pacific pre-tax profit to be higher than 2014, with most of the improvements occurring in the second half consistent with the launch timing of new capacity and products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

In general, we measure period-to-period changes in Ford Credit’s pre-tax results using the causal factors listed below:

•	Volume and Mix:

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which Ford Credit purchases retail installment sale and lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

◦	Mix primarily measures changes in net financing margin driven by period over period changes in the composition of Ford Credit’s average managed receivables by product and by country or region.

•Financing Margin:

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period.

◦
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•	Credit Loss:

◦
Credit loss measures changes in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2014 Form 10-K Report.

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2014 Form 10-K Report.

•	Exchange:

◦	Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars.

•	Other:

◦	Primarily includes operating expenses, other revenue, and insurance expenses at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), and other miscellaneous items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in first quarter 2015 pre-tax results compared with first quarter 2014 by causal factor.

FORD CREDIT

1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$499
$483
$(16)
$111
$(48)
$(38)
$10
$(25)
$(26)
1Q 2014
1Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

	1Q 2014	1Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 4Q 2014		$60	$30	$6	$14	$45	$(12)	$(23)
Receivables (Bils)								
Net*	$103	$108						
Managed**	106	113						

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

Ford Credit is a strategic asset that provides world-class financial services to our dealers and customers and is an integral part of our global growth and value creation strategy. It maintains a strong balance sheet that provides solid profits and distributions to Ford.

In the first quarter, Ford Credit continued to demonstrate solid growth supporting Ford, including the launch of operations in India. Origination practices continue to be consistent, and costs remain well controlled and in line with expectations.

In the first quarter, Ford Credit’s pre-tax profit was largely unchanged from a year ago. Favorable volume and mix primarily reflects higher consumer finance receivables globally and an increase in leasing in North America. Lower portfolio pricing drove the lower financing margin. And the higher credit losses in the first quarter of 2015 primarily reflect the non-repeat of reserve releases that occurred in the first quarter of 2014.

As shown below the chart, favorable lease residual performance due to higher auction values in North America contributed to the higher pre-tax profit compared with the fourth quarter of 2014.

For the full year, we continue to expect Ford Credit pre-tax profit to be equal to or higher than 2014, year-end managed receivables of $123 billion to $128 billion, and distributions of about $250 million. We now expect managed leverage at the upper end of our range of 8 to 9 to 1 in the near term because of the translation impact of the strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2015	December 31, 2014
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$43.7	$44.1
Non-Consumer
Dealer financing (a)	22.5	22.5
Other	0.9	1.0
Total finance receivables - North America (b)	67.1	67.6
Finance receivables - International
Consumer - Retail financing	11.5	11.8
Non-Consumer
Dealer financing (a)	9.5	9.3
Other	0.4	0.3
Total finance receivables - International (b)	21.4	21.4
Unearned interest supplements	(1.7)	(1.8)
Allowance for credit losses	(0.3)	(0.3)
Finance receivables, net	86.5	86.9
Net investment in operating leases (b)	22.0	21.5
Total net receivables	$108.5	$108.4

Managed Receivables
Total net receivables	$108.5	$108.4
Unearned interest supplements and residual support	3.8	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.2	0.1
Total managed receivables	$112.9	$112.8
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At March 31, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $25.9 billion and
$24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.3 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s financial statements. In addition, at March 31, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $10.1 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Managed receivables at March 31, 2015 were unchanged from year end 2014. Ford Credit had growth in all products in all geographic segments, which was offset by the exchange rate impact of a strong U.S. dollar.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors,” in our 2014 Form 10-K Report, as well as Note 20 of the Notes to the Financial Statements, regarding commitments and contingencies that could impact our liquidity.

Our key liquidity metrics are Automotive gross cash, Automotive liquidity, and operating-related cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents	$5.1	$4.6	$4.5
Marketable securities	14.4	17.1	20.7
Total cash and marketable securities	19.5	21.7	25.2
Securities-in-transit (a)	—	—	—
Automotive gross cash	$19.5	$21.7	$25.2
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at March 31, 2015, 86% was held by consolidated entities domiciled in the United States.

Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	March 31, 2015	December 31, 2014	March 31, 2014
Automotive gross cash	$19.5	$21.7	$25.2
Available credit lines
Revolving credit facility, unutilized portion	10.1	10.1	10.7
Local lines available to foreign affiliates, unutilized portion	0.6	0.6	0.7
Automotive liquidity	$30.2	$32.4	$36.6

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

Changes in Automotive gross cash are summarized below (in billions):

	First Quarter
	2015	2014
Automotive gross cash at end of period	$19.5	$25.2
Automotive gross cash at beginning of period	21.7	24.8
Change in Automotive gross cash	$(2.2)	$0.4

Automotive pre-tax profits (excluding special items)	$0.9	$0.9
Capital spending	(1.8)	(1.5)
Depreciation and tooling amortization	1.1	1.0
Changes in working capital (a)	0.8	1.7
Other/Timing differences (b)	(0.5)	(0.9)
Automotive operating-related cash flows	0.5	1.2

Separation payments	(0.4)	—
Net receipts from Financial Services sector (c)	—	0.2
Other (mainly purchase of Mazda’s interest in AAI)	(0.3)	—
Cash flow before other actions	(0.2)	1.4

Changes in debt	(0.6)	—
Funded pension contributions	(0.8)	(0.5)
Dividends/Other items	(0.6)	(0.5)
Change in Automotive gross cash	$(2.2)	$0.4
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

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

In the first quarter of 2015, we had a higher than normal level of non-operating related cash outflows associated with separation payments, the one-time payment for Mazda’s interest in AAI (our former joint venture vehicle assembly plant in Michigan), debt repayments, and pension contributions. For the balance of the year, AAI will not repeat and quarterly cash outflows related to separation and debt payments and pension contributions will be, on average, much lower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

			Memo:
	First Quarter		Full Year
	2015	2014	2014
Net cash provided by/(used in) operating activities	$1.0	$2.0	$8.8
Items included in operating-related cash flows
Capital spending	(1.8)	(1.5)	(7.4)
Proceeds from the exercise of stock options	0.1	0.1	0.2
Net cash flows from non-designated derivatives	0.1	—	0.2
Items not included in operating-related cash flows
Separation payments	0.4	—	0.2
Funded pension contributions	0.8	0.5	1.5
Tax refunds, tax payments, and tax receipts from affiliates	—	(0.2)	(0.2)
Other	(0.1)	0.3	0.3
Operating-related cash flows	$0.5	$1.2	$3.6

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

At March 31, 2015, the utilized portion of the revolving credit facility was $57 million, representing amounts utilized as letters of credit.

Although not yet complete, we are in the process of amending our revolving credit facility.  When complete, we would expect the total facility to increase to $13.4 billion and the respective maturity dates to be extended by one year.  The amendment would also provide for two new sub-facilities denominated in Brazilian real and Chinese renminbi, respectively.  When completed, we intend to allocate the commitments under the renminbi sub-facility (initially the equivalent of $1 billion) to Ford Credit, in addition to the $2 billion of commitments we previously allocated to Ford Credit, on an irrevocable and exclusive basis.  The closing will occur during the second quarter of 2015.

Other Automotive Credit Facilities. At March 31, 2015, we had $756 million of local credit facilities available to non-U.S. Automotive affiliates, of which $165 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	March 31, 2015	December 31, 2014
Automotive gross cash	$19.5	$21.7
Less:
Long-term debt	11.4	11.3
Debt payable within one year	2.0	2.5
Total debt	13.4	13.8
Net cash	$6.1	$7.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive debt at March 31, 2015 was $400 million lower than it was at December 31, 2014. The reduction primarily reflects debt repayments, offset partially by the addition of the external debt of our Ford Sollers joint venture as a result of the consolidation of the joint venture on March 31, 2015. See Note 17 of the Notes to Financial Statements for further information about the consolidation of Ford Sollers.

We continue to work toward achieving our Automotive debt target of about $10 billion by 2018. We plan to reduce Automotive debt from current levels by using cash from operations to make scheduled debt repayments.

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

We will continue to work to strengthen further our balance sheet and improve our investment grade ratings; the amount of incremental capital required to do this will diminish over time as we work toward achieving our Automotive debt target and fully fund and de-risk our global funded pension plans.

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

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full year 2015, its global public term funding issuances through April 27, 2015, and for full year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast	Through April 27	Full-Year 2014	Full-Year 2013
Unsecured	$ 12-15	$5	$13	$11
Securitizations (a)	13-16	5	15	14
Total	$ 25-31	$10	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through April 27, 2015, Ford Credit completed about $10 billion of funding in the public term markets, split about equally between unsecured debt and asset-backed security (“ABS”) transactions. Ford Credit completed its second ABS transaction in China of 3 billion renminbi. This transaction is a significant step in Ford Credit’s continued progress of implementing its funding strategy to be more capital markets focused.

For 2015, the forecasted ranges are unchanged from prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the trends in funding for Ford Credit’s managed receivables:

FORD CREDIT
FUNDING STRUCTURE

Funding of Managed Receivables (Bils)
Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
Securitized Funding as Pct. of Managed Receivables
$103
$5
$5
$43
$45
$5
$11
$11
Year-End 2013
44%
$113
$2
$6
$43
$55
$5
$11
$9
Year-End 2014
38%
$113
$2
$6
$45
$56
$6
$11
$13
1Q 2015
40%
$123 - 128
~$3
~$5
$47-49
$59-63
~$6
~$12
$9-10
Year-End 2015 Fcst.
37-39%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At the end of the first quarter of 2015, managed receivables were $113 billion, and Ford Credit ended the quarter with about $13 billion in cash. Securitized funding was 40% of managed receivables.

Ford Credit is projecting 2015 year-end managed receivables of $123 billion to $128 billion and securitized funding as a percentage of managed receivables in the range of 37% to 39%. Ford Credit continues to expect this percentage to decline over time.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	March 31, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$13.0	$8.9
Committed ABS lines (b)	31.9	33.7
FCE/Other unsecured credit facilities	1.6	1.6
Ford revolving credit facility allocation	2.0	2.0
Total liquidity sources	$48.5	$46.2

Utilization of Liquidity
Securitization cash (c)	$(2.6)	$(2.4)
Committed ABS lines	(15.8)	(15.3)
FCE/Other unsecured credit facilities	(0.4)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(18.8)	(18.1)
Gross liquidity	29.7	28.1
Adjustments (d)	(1.8)	(1.6)
Net liquidity available for use	$27.9	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2015, Ford Credit’s liquidity remains strong at $27.9 billion, an increase of $1.4 billion from year end 2014. Ford Credit’s sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation.

As of March 31, 2015, Ford Credit’s liquidity sources including cash totaled $48.5 billion, up $2.3 billion from year end, reflecting higher cash balances to meet Ford Credit’s near-term debt maturities. Ford Credit is focused on maintaining a strong liquidity position to meet its business and funding requirements through economic cycles.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31, 2015	December 31, 2014
Total debt (a)	$109.1	$105.0
Equity	11.2	11.4
Financial statement leverage (to 1)	9.8	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31, 2015	December 31, 2014
Total debt (a)	$109.1	$105.0
Adjustments for cash (b)	(13.0)	(8.9)
Adjustments for derivative accounting (c)	(0.7)	(0.4)
Total adjusted debt	$95.4	$95.7

Equity	$11.2	$11.4
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted equity	$10.8	$11.0
Managed leverage (to 1) (d)	8.8	8.7
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2015, Ford Credit’s managed leverage was 8.8:1, compared with 8.7:1 at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At March 31, 2015, Total equity attributable to Ford Motor Company was $24.9 billion, an increase of $142 million compared with December 31, 2014. The increase primarily reflects favorable changes in Retained earnings of $331 million related to first quarter 2015 Net income attributable to Ford Motor Company of $924 million, net of cash dividends declared of $593 million; favorable changes in Capital in excess of par value of stock of $184 million related to compensation-related equity issuances; offset by unfavorable changes in Accumulated other comprehensive income/(loss) of $374 million.

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

There have been no rating actions taken by these NRSROs since the filing of our 2014 Form 10-K.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

PRODUCTION VOLUMES

Our first quarter 2015 production volumes and second quarter 2015 projected production volumes are as follows (in thousands):

	2015
	First Quarter Actual		Second Quarter Forecast
	Units	O/(U) 2014	Units	O/(U) 2014
North America	723	(51)	815	13
South America	102	8	95	(8)
Europe	436	54	410	8
Middle East & Africa	21	4	25	5
Asia Pacific	373	27	395	30
Total	1,655	42	1,740	48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We expect this year to be a year of growth globally with GDP growth in the 3% range. This will be driven by the United States, China, although at levels lower than in years past, and improved growth in the Euro Area with the United Kingdom continuing to perform at a higher level. The principal areas of concern are South America, which continues to face difficulties, and Russia. We also expect the strong U.S. dollar and weak commodity prices, including oil, to continue throughout the year. All in all, we see conditions as still being supportive of modest growth in global automotive industry sales in 2015.
2015 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2015 include the following:

				Memo:
	2014	2015		2015
	Full Year	Full Year		First Quarter
	Results	Plan	Outlook	Results
Planning Assumptions (Mils.)
Industry Volume -- U.S.	16.8	17.0 - 17.5	On Track	17.1
-- Europe 20	14.6	14.8 - 15.3	15.2 - 15.7	15.7
-- China	24.0	24.5 - 26.5	24.0 - 26.0	24.0

Key Metrics
Automotive (Compared with 2014):
- Revenue (Bils.)	$135.8	Higher	On Track	$31.8

- Operating Margin	3.9%	Higher	On Track	3.6%

- Operating-Related Cash Flow (Bils.) (a)	$3.6	Higher	On Track	$0.5

Ford Credit (Compared with 2014):
- Pre-Tax Profit (Bils.)	$1.9	Equal To Or Higher	On Track	$0.5

Total Company:
- Pre-Tax Profit (Bils.) (a)	$6.3	$8.5 - $9.5	On Track	$1.4
__________

(a)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

We expect this year to be a very strong one for Ford Motor Company.
In terms of industry sales outlook, we are raising our guidance for Europe 20, while trimming it back a bit in China. Industry sales in the United States still look to be on track for 17 million to 17.5 million units.
All of our other financial guidance at the Company level remains on track. We expect growth in Automotive revenue compared with 2014, higher Automotive operating margin, higher positive operating cash flow, equal or higher results at Ford Credit, and a total Company pre-tax profit, excluding special items, of $8.5 billion to $9.5 billion.
We continue to expect the second half of 2015 will be more profitable than the first half of the year due to the timing of our product and capacity launches.

We now expect our operating effective tax rate, which we have changed to include the profits of our unconsolidated subsidiaries, to be about equal to or higher than our 2014 rate of 26% calculated under this same method. This outlook continues to assume extension of U.S. research credit legislation in the fourth quarter of 2015.

We believe our first quarter 2015 results have us on track for the breakthrough year we expect 2015 to be.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2014 Form 10-K report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For information on accounting standards issued but not yet adopted, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of March 31, 2015, was a liability of $118 million compared with a liability of $130 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.1 billion at March 31, 2015, unchanged from December 31, 2014.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2015 was a liability of $46 million, compared with a liability of $66 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $61 million at March 31, 2015, compared with $63 million at December 31, 2014.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2015, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $11 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. In October 2011, we and Sollers formed the Ford Sollers joint venture to operate in Russia, which was accounted for using the equity method. On March 31, 2015, we and Sollers agreed to certain changes to the structure of the Ford Sollers joint venture and the related shareholders’ agreement.  The changes include Ford providing additional funding to the joint venture and gaining a controlling interest in the joint venture through the acquisition of preferred shares.  As a result, effective March 31, 2015, we have consolidated the joint venture for financial reporting purposes.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, we repurchased shares of Ford Common Stock from our employees or directors related to certain exercises of stock options, in accordance with our various compensation plans, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	4,019	$15.22	—	—
February 1, 2015 through February 28, 2015	9,364	15.94	—	—
March 1, 2015 through March 31, 2015	6,330	16.03	—	—
Total/Average	19,713	$15.82	—

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	April 28, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 28, 2015, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.