Form 10-Q
period 2015-06-30
FORD MOTOR CO
filed 2015-07-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of July 21, 2015, Ford had outstanding 3,896,985,910 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

62

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2015	2014	2015	2014
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$35,105	$35,365	$66,905	$69,241
Financial Services	2,158	2,046	4,258	4,046
Total revenues	37,263	37,411	71,163	73,287

Costs and expenses
Automotive cost of sales	30,602	31,247	59,304	62,268
Selling, administrative, and other expenses	3,718	3,476	7,327	6,848
Financial Services interest expense	607	683	1,254	1,361
Financial Services provision for credit and insurance losses	106	104	179	143
Total costs and expenses	35,033	35,510	68,064	70,620

Automotive interest expense	190	207	355	415

Automotive interest income and other income/(loss), net (Note 14)	272	270	462	484
Financial Services other income/(loss), net (Note 14)	70	87	144	155
Equity in net income of affiliated companies	486	67	923	486
Income before income taxes	2,868	2,118	4,273	3,377
Provision for/(Benefit from) income taxes (Note 16)	982	803	1,462	1,073
Net income	1,886	1,315	2,811	2,304
Less: Income/(Loss) attributable to noncontrolling interests	1	4	2	4
Net income attributable to Ford Motor Company	$1,885	$1,311	$2,809	$2,300

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income	$0.47	$0.33	$0.71	$0.58
Diluted income	0.47	0.32	0.70	0.57

Cash dividends declared	0.15	0.125	0.30	0.25

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2015	2014	2015	2014
	Second Quarter		First Half
	(unaudited)
Net income	$1,886	$1,315	$2,811	$2,304
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	328	317	(308)	82
Derivative instruments	(76)	(287)	(166)	(195)
Pension and other postretirement benefits	(107)	53	245	236
Total other comprehensive income/(loss), net of tax	145	83	(229)	123
Comprehensive income	2,031	1,398	2,582	2,427
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	4	1	4
Comprehensive income attributable to Ford Motor Company	$2,031	$1,394	$2,581	$2,423

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2015	2014	2015	2014
	Second Quarter		First Half
	(unaudited)
AUTOMOTIVE
Revenues	$35,105	$35,365	$66,905	$69,241
Costs and expenses
Cost of sales	30,602	31,247	59,304	62,268
Selling, administrative, and other expenses	2,686	2,551	5,302	5,027
Total costs and expenses	33,288	33,798	64,606	67,295

Interest expense	190	207	355	415

Interest income and other income/(loss), net (Note 14)	272	270	462	484
Equity in net income of affiliated companies	478	59	907	471
Income before income taxes — Automotive	2,377	1,689	3,313	2,486

FINANCIAL SERVICES
Revenues	2,158	2,046	4,258	4,046
Costs and expenses
Interest expense	607	683	1,254	1,361
Depreciation on vehicles subject to operating leases	858	742	1,674	1,448
Operating and other expenses	174	183	351	373
Provision for credit and insurance losses	106	104	179	143
Total costs and expenses	1,745	1,712	3,458	3,325

Other income/(loss), net (Note 14)	70	87	144	155
Equity in net income of affiliated companies	8	8	16	15
Income before income taxes — Financial Services	491	429	960	891

TOTAL COMPANY
Income before income taxes	2,868	2,118	4,273	3,377
Provision for/(Benefit from) income taxes (Note 16)	982	803	1,462	1,073
Net income	1,886	1,315	2,811	2,304
Less: Income/(Loss) attributable to noncontrolling interests	1	4	2	4
Net income attributable to Ford Motor Company	$1,885	$1,311	$2,809	$2,300

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$12,897	$10,757
Marketable securities	18,405	20,393
Finance receivables, net (Note 4)	82,821	81,111
Other receivables, net	12,666	11,708
Net investment in operating leases	26,148	23,217
Inventories (Note 6)	9,438	7,866
Equity in net assets of affiliated companies	3,469	3,357
Net property	30,750	30,126
Deferred income taxes	12,497	13,639
Other assets	6,954	6,353
Total assets	$216,045	$208,527

LIABILITIES
Payables	$21,844	$20,035
Other liabilities and deferred revenue (Note 7)	43,649	43,577
Debt (Note 9)	123,526	119,171
Deferred income taxes	578	570
Total liabilities	189,597	183,353

Redeemable noncontrolling interest (Note 10)	93	342

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,959 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,317	21,089
Retained earnings	26,175	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,260)	(20,032)
Treasury stock	(939)	(848)
Total equity attributable to Ford Motor Company	26,334	24,805
Equity attributable to noncontrolling interests	21	27
Total equity	26,355	24,832
Total liabilities and equity	$216,045	$208,527

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 11 for additional information on our VIEs.

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,355	$2,094
Finance receivables, net	43,563	39,522
Net investment in operating leases	11,878	9,631
Other assets	55	27
LIABILITIES
Other liabilities and deferred revenue	$30	$22
Debt	40,595	37,156

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$6,130	$4,567
Marketable securities	14,599	17,135
Total cash and marketable securities	20,729	21,702
Receivables, less allowances of $403 and $455	5,793	5,789
Inventories (Note 6)	9,438	7,866
Deferred income taxes	2,779	2,039
Net investment in operating leases	2,765	1,699
Other current assets	1,372	1,347
Total current assets	42,876	40,442
Equity in net assets of affiliated companies	3,323	3,216
Net property	30,623	29,795
Deferred income taxes	12,151	13,331
Other assets	3,555	2,798
Non-current receivable from Financial Services	—	497
Total Automotive assets	92,528	90,079
Financial Services
Cash and cash equivalents	6,767	6,190
Marketable securities	3,806	3,258
Finance receivables, net (Note 4)	88,796	86,141
Net investment in operating leases	23,383	21,518
Equity in net assets of affiliated companies	146	141
Other assets	3,229	3,613
Receivable from Automotive	256	527
Total Financial Services assets	126,383	121,388
Intersector elimination	(256)	(1,024)
Total assets	$218,655	$210,443
LIABILITIES
Automotive
Payables	$20,640	$18,876
Other liabilities and deferred revenue (Note 7)	18,382	17,934
Deferred income taxes	334	270
Debt payable within one year (Note 9)	2,188	2,501
Current payable to Financial Services	241	527
Total current liabilities	41,785	40,108
Long-term debt (Note 9)	11,525	11,323
Other liabilities and deferred revenue (Note 7)	23,346	23,793
Deferred income taxes	301	367
Non-current payable to Financial Services	15	—
Total Automotive liabilities	76,972	75,591
Financial Services
Payables	1,204	1,159
Debt (Note 9)	109,813	105,347
Deferred income taxes	2,553	1,849
Other liabilities and deferred income (Note 7)	1,921	1,850
Payable to Automotive	—	497
Total Financial Services liabilities	115,491	110,702
Intersector elimination	(256)	(1,024)
Total liabilities	192,207	185,269

Redeemable noncontrolling interest (Note 10)	93	342

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,959 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,317	21,089
Retained earnings	26,175	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,260)	(20,032)
Treasury stock	(939)	(848)
Total equity attributable to Ford Motor Company	26,334	24,805
Equity attributable to noncontrolling interests	21	27
Total equity	26,355	24,832
Total liabilities and equity	$218,655	$210,443
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2015	2014
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$7,623	$6,970

Cash flows from investing activities
Capital spending	(3,533)	(3,428)
Acquisitions of finance receivables and operating leases	(26,505)	(24,616)
Collections of finance receivables and operating leases	18,844	18,277
Purchases of marketable securities	(21,282)	(26,468)
Sales and maturities of marketable securities	23,193	24,397
Settlements of derivatives	192	29
Other	141	124
Net cash provided by/(used in) investing activities	(8,950)	(11,685)

Cash flows from financing activities
Cash dividends	(1,190)	(987)
Purchases of Common Stock	(91)	(862)
Net changes in short-term debt	176	(3,188)
Proceeds from issuance of other debt	24,912	22,755
Principal payments on other debt	(19,787)	(15,925)
Other	(279)	9
Net cash provided by/(used in) financing activities	3,741	1,802

Effect of exchange rate changes on cash and cash equivalents	(274)	18

Net increase/(decrease) in cash and cash equivalents	$2,140	$(2,895)

Cash and cash equivalents at January 1	$10,757	$14,468
Net increase/(decrease) in cash and cash equivalents	2,140	(2,895)
Cash and cash equivalents at June 30	$12,897	$11,573

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2015		2014
	First Half
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities (a)	$4,461	$3,020	$6,108	$2,553

Cash flows from investing activities
Capital spending	(3,505)	(28)	(3,402)	(26)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(26,505)	—	(24,616)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	18,844	—	18,277
Net change in wholesale and other receivables (b)	—	(1,273)	—	(3,256)
Purchases of marketable securities	(14,583)	(6,699)	(19,465)	(7,003)
Sales and maturities of marketable securities	17,050	6,143	18,499	5,898
Settlements of derivatives	29	163	91	(62)
Other	73	68	40	84
Investing activity (to)/from Financial Services (c)	28	—	21	—
Interest supplements and residual value support from Automotive (a)	—	1,415	—	1,565
Net cash provided by/(used in) investing activities	(908)	(7,872)	(4,216)	(9,139)

Cash flows from financing activities
Cash dividends	(1,190)	—	(987)	—
Purchases of Common Stock	(91)	—	(862)	—
Net changes in short-term debt	29	147	192	(3,380)
Proceeds from issuance of other debt	581	24,331	100	22,655
Principal payments on other debt	(1,006)	(18,781)	(656)	(15,269)
Other	(223)	(56)	75	(66)
Financing activity to/(from) Automotive (c)	—	(28)	—	(21)
Net cash provided by/(used in) financing activities	(1,900)	5,613	(2,138)	3,919

Effect of exchange rate changes on cash and cash equivalents	(90)	(184)	23	(5)

Net increase/(decrease) in cash and cash equivalents	$1,563	$577	$(223)	$(2,672)

Cash and cash equivalents at January 1	$4,567	$6,190	$4,959	$9,509
Net increase/(decrease) in cash and cash equivalents	1,563	577	(223)	(2,672)
Cash and cash equivalents at June 30	$6,130	$6,767	$4,736	$6,837
_________

(a)
Operating activities include outflows of $1,415 million and $1,565 million for the periods ended June 30, 2015 and 2014, respectively, of interest supplements and residual value support to Financial Services. Interest supplements and residual value support from Automotive to Financial Services are eliminated in the condensed consolidated statement of cash flows.

(b)	Reclassified to operating activities in the condensed consolidated statement of cash flows.

(c)	Eliminated in the condensed consolidated statement of cash flows.

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2014	$40	$21,089	$24,556	$(20,032)	$(848)	$24,805	$27	$24,832
Net income	—	—	2,809	—	—	2,809	2	2,811
Other comprehensive income/(loss), net of tax	—	—	—	(228)	—	(228)	(1)	(229)
Common stock issued (including share-based compensation impacts)	1	228	—	—	—	229	—	229
Treasury stock/other	—	—	—	—	(91)	(91)	(1)	(92)
Cash dividends declared	—	—	(1,190)	—	—	(1,190)	(6)	(1,196)
Balance at June 30, 2015	$41	$21,317	$26,175	$(20,260)	$(939)	$26,334	$21	$26,355

Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	2,300	—	—	2,300	4	2,304
Other comprehensive income/(loss), net of tax	—	—	—	123	—	123	—	123
Common stock issued (including share-based compensation impacts)	—	201	—	—	—	201	—	201
Treasury stock/other	—	(18)	—	—	(955)	(973)	(4)	(977)
Cash dividends declared	—	—	(987)	—	—	(987)	(2)	(989)
Balance at June 30, 2014	$40	$21,605	$24,699	$(18,107)	$(1,461)	$26,776	$31	$26,807

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

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. On January 1, 2015, we adopted the new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	June 30, 2015	December 31, 2014
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,779	$2,039
Automotive sector non-current deferred income tax assets	12,151	13,331
Financial Services sector deferred income tax assets (a)	177	185
Total	15,107	15,555
Reclassification for netting of deferred income taxes	(2,610)	(1,916)
Consolidated balance sheet presentation of deferred income tax assets	$12,497	$13,639

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$334	$270
Automotive sector non-current deferred income tax liabilities	301	367
Financial Services sector deferred income tax liabilities	2,553	1,849
Total	3,188	2,486
Reclassification for netting of deferred income taxes	(2,610)	(1,916)
Consolidated balance sheet presentation of deferred income tax liabilities	$578	$570
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

The FASB also issued the following standards, none of which are expected to have a material impact to our financial statements or financial statement disclosures.

Standard		Effective Date
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-07	Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2015-11	Inventory - Simplifying the Measurement of Inventory	January 1, 2017

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

There have been no changes to the types of inputs used or the valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$8	$—	$8	$—	$64	$—	$64
Non-U.S. government and agencies	—	249	—	249	—	122	—	122
Corporate debt	—	10	—	10	—	20	—	20
Total cash equivalents (a)	—	267	—	267	—	206	—	206
Marketable securities
U.S. government and agencies	846	3,706	—	4,552	969	5,789	—	6,758
Non-U.S. government and agencies	—	6,068	—	6,068	—	7,004	—	7,004
Corporate debt	—	3,617	—	3,617	—	2,738	—	2,738
Equities	15	—	—	15	322	—	—	322
Other marketable securities	—	347	—	347	—	313	—	313
Total marketable securities	861	13,738	—	14,599	1,291	15,844	—	17,135
Derivative financial instruments (b)	—	521	—	521	—	517	—	517
Total assets at fair value	$861	$14,526	$—	$15,387	$1,291	$16,567	$—	$17,858
Liabilities
Derivative financial instruments (b)	$—	$991	$1	$992	$—	$710	$3	$713
Total liabilities at fair value	$—	$991	$1	$992	$—	$710	$3	$713

Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government and agencies	$—	$419	$—	$419	$—	$341	$—	$341
Corporate debt	—	50	—	50	—	10	—	10
Total cash equivalents (a)	—	469	—	469	—	351	—	351
Marketable securities
U.S. government and agencies	669	700	—	1,369	17	1,251	—	1,268
Non-U.S. government and agencies	—	630	—	630	—	405	—	405
Corporate debt	—	1,780	—	1,780	—	1,555	—	1,555
Other marketable securities	—	27	—	27	—	30	—	30
Total marketable securities	669	3,137	—	3,806	17	3,241	—	3,258
Derivative financial instruments (b)	—	823	—	823	—	859	—	859
Total assets at fair value	$669	$4,429	$—	$5,098	$17	$4,451	$—	$4,468
Liabilities
Derivative financial instruments (b)	$—	$378	$—	$378	$—	$167	$—	$167
Total liabilities at fair value	$—	$378	$—	$378	$—	$167	$—	$167
  __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $4.6 billion and $3.3 billion for Automotive sector and $3.9 billion and $3.8 billion for Financial Services sector at June 30, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.2 billion and $1.1 billion for Automotive sector and $2.4 billion and $2 billion for Financial Services sector at June 30, 2015 and December 31, 2014, respectively.

(b)	See Note 12 for additional information regarding derivative financial instruments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector, primarily Ford Credit, segments finance receivables into “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	June 30, 2015	December 31, 2014
Consumer
Retail financing, gross	$57,646	$55,856
Unearned interest supplements	(1,739)	(1,760)
Consumer finance receivables	55,907	54,096
Non-Consumer
Dealer financing	32,093	31,340
Other financing	1,131	1,026
Non-Consumer finance receivables	33,224	32,366
Total recorded investment	$89,131	$86,462

Recorded investment in finance receivables	$89,131	$86,462
Allowance for credit losses	(335)	(321)
Finance receivables, net (a)	$88,796	$86,141

Net finance receivables subject to fair value (b)	$87,026	$84,468
Fair value	88,315	85,941
__________

(a)
On the consolidated balance sheet at June 30, 2015 and December 31, 2014, $6 billion and $5 billion, respectively, are reclassified to Other receivables, net, resulting in Finance receivables, net of $82.8 billion and $81.1 billion, respectively.

(b)
At June 30, 2015 and December 31, 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at June 30, 2015 and December 31, 2014, was $185 million and $191 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at June 30, 2015 and December 31, 2014 were consumer receivables of $26.9 billion and $24.4 billion and non-consumer receivables of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 11 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $13 million and $17 million at June 30, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and $3 million at June 30, 2015 and December 31, 2014, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	June 30, 2015	December 31, 2014
Consumer
31-60 days past due	$566	$718
61-90 days past due	85	97
91-120 days past due	23	29
Greater than 120 days past due	39	52
Total past due	713	896
Current	55,194	53,200
Consumer finance receivables	55,907	54,096

Non-Consumer
Total past due	110	117
Current	33,114	32,249
Non-Consumer finance receivables	33,224	32,366
Total recorded investment	$89,131	$86,462

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2015	December 31, 2014
Dealer Financing
Group I	$24,088	$23,125
Group II	6,500	6,350
Group III	1,402	1,783
Group IV	103	82
Total recorded investment	$32,093	$31,340

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2015 and December 31, 2014 was $380 million, or 0.7% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2015 and December 31, 2014 was $126 million, or 0.4% of non-consumer receivables, and $105 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2015			First Half 2015
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$301	$13	$314	$305	$16	$321
Charge-offs	(70)	(2)	(72)	(150)	(1)	(151)
Recoveries	31	1	32	61	3	64
Provision for credit losses	57	—	57	110	(4)	106
Other (a)	3	1	4	(4)	(1)	(5)
Ending balance (b)	$322	$13	$335	$322	$13	$335

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$303	$13	$316
Specific impairment allowance				19	—	19
Ending balance (b)				322	13	335

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				55,527	33,098	88,625
Specifically evaluated for impairment				380	126	506
Recorded investment				55,907	33,224	89,131

Ending balance, net of allowance for credit losses				$55,585	$33,211	$88,796
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $380 million.

	Second Quarter 2014			First Half 2014
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$307	$27	$334	$327	$30	$357
Charge-offs	(58)	(3)	(61)	(133)	(5)	(138)
Recoveries	34	1	35	68	6	74
Provision for credit losses	17	—	17	40	(7)	33
Other (a)	3	(1)	2	1	—	1
Ending balance (b)	$303	$24	$327	$303	$24	$327

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$281	$23	$304
Specific impairment allowance				22	1	23
Ending balance (b)				303	24	327

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				51,505	34,293	85,798
Specifically evaluated for impairment				419	125	544
Recorded investment				51,924	34,418	86,342

Ending balance, net of allowance for credit losses				$51,621	$34,394	$86,015
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $353 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 33% and 28% of total inventories at June 30, 2015 and December 31, 2014, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	June 30, 2015	December 31, 2014
Raw materials, work-in-process, and supplies	$4,282	$3,822
Finished products	6,151	5,022
Total inventories under FIFO	10,433	8,844
LIFO adjustment	(995)	(978)
Total inventories	$9,438	$7,866

NOTE 7. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	June 30, 2015	December 31, 2014
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,830	$7,846
Deferred revenue	5,393	3,923
Employee benefit plans	1,353	1,994
Accrued interest	239	222
Other postretirement employee benefits (“OPEB”)	381	397
Pension (a)	353	374
Other	2,833	3,178
Total Automotive other liabilities and deferred revenue	18,382	17,934
Non-current
Pension (a)	9,266	9,721
OPEB	5,843	5,991
Dealer and dealers’ customer allowances and claims	2,843	2,852
Deferred revenue	2,825	2,686
Employee benefit plans	1,134	1,149
Other	1,435	1,394
Total Automotive other liabilities and deferred revenue	23,346	23,793
Total Automotive sector	41,728	41,727
Financial Services Sector	1,921	1,850
Total Company	$43,649	$43,577
__________

(a)
Balances at June 30, 2015 reflect net pension liabilities at December 31, 2014, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, cash contributions, and an adjustment recorded in the first quarter of 2015 (see Note 8 for additional information). The discount rate and rate of expected return assumptions are unchanged from year-end 2014.

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
Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$146	$126	$133	$120	$15	$14
Interest cost	455	498	232	302	59	67
Expected return on assets	(688)	(678)	(343)	(383)	—	—
Amortization of:
Prior service costs/(credits)	39	39	11	13	(52)	(57)
(Gains)/Losses	116	52	199	148	35	25
Separation programs/other	(1)	1	12	23	3	(1)
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total expense/(income)	$67	$38	$244	$223	$60	$48

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$293	$253	$268	$238	$30	$27
Interest cost	909	996	471	602	119	134
Expected return on assets	(1,377)	(1,356)	(692)	(762)	—	—
Amortization of:
Prior service costs/(credits)	78	78	23	27	(103)	(114)
(Gains)/Losses	232	103	404	296	71	49
Separation programs/other	1	1	19	39	2	—
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	14	—	—
Total expense/(income)	$136	$75	$493	$454	$119	$96

Pension Plan Contributions

In 2015, we expect to contribute $1.1 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make about $400 million of benefit payments to participants in unfunded plans, for a total of $1.5 billion. In the first half of 2015, we contributed about $900 million to our worldwide funded pension plans and made about $200 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

The carrying value of debt was $123.5 billion and $119.2 billion at June 30, 2015 and December 31, 2014, respectively. The carrying value of Automotive sector and Financial Services sector debt was as follows (in millions):

Automotive Sector	June 30, 2015	December 31, 2014
Debt payable within one year
Short-term	$458	$373
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	709	1,187
Other debt	430	350
Total debt payable within one year	2,188	2,501
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,634
DOE ATVM Incentive Program	3,538	3,833
Other debt	1,914	1,000
Unamortized (discount)/premium	(521)	(144)
Total long-term debt payable after one year	11,525	11,323
Total Automotive sector	$13,713	$13,824

Fair value of Automotive sector debt (a)	$15,163	$15,553

Financial Services Sector
Short-term debt
Unsecured debt	$9,679	$9,761
Asset-backed debt	1,583	1,377
Total short-term debt	11,262	11,138
Long-term debt
Unsecured debt
Notes payable within one year	8,535	8,795
Notes payable after one year	44,734	43,087
Asset-backed debt
Notes payable within one year	17,354	16,738
Notes payable after one year	27,591	25,216
Unamortized (discount)/premium	(44)	(55)
Fair value adjustments (b)	381	428
Total long-term debt	98,551	94,209
Total Financial Services sector	$109,813	$105,347

Fair value of Financial Services sector debt (a)	$111,662	$107,758
__________

(a)
The fair value of debt includes $272 million and $131 million of Automotive sector short-term debt and $9.7 billion and $9.8 billion of Financial Services sector short-term debt at June 30, 2015 and December 31, 2014, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

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

NOTE 11. VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $280 million and $307 million at June 30, 2015 and December 31, 2014, respectively.

VIEs of Which We are the Primary Beneficiary

Securitization Entities Through Ford Credit, we securitize, transfer, and service financial assets associated with consumer finance receivables, operating leases, and wholesale loans. Our securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”). The third-party investors in these securitization entities have legal recourse only to the assets securing the debt and do not have recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows generated by the assets are restricted only to pay such liabilities. We generally retain economic interests in the asset-backed securitization transactions, which are retained in the form of senior or subordinated interests, cash reserve accounts, residual interests, and servicing rights. For accounting purposes, we are precluded from recording the transfers of assets in securitization transactions as sales.

In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities and related activity of these transactions are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet (see Note 4 for additional information).

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to income	$(90)	$92	$(136)	$160
Ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	(116)	(17)	145	(61)
Commodity contracts	(15)	47	(25)	35
Total	$(221)	$122	$(16)	$134

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$89	$72	$177	$141
Ineffectiveness (b)	(10)	5	(4)	10
Derivatives not designated as hedging instruments
Interest rate contracts	(18)	(9)	(61)	(27)
Foreign currency exchange contracts	(65)	(25)	—	(30)
Cross-currency interest rate swap contracts	(77)	(11)	12	(16)
Total	$(81)	$32	$124	$78
__________

(a)
For the second quarter and first half of 2015, $217 million loss and a $367 million loss, respectively, were recorded in Other comprehensive income. For the second quarter and first half of 2014, $338 million loss and a $208 million loss, respectively, were recorded in Other comprehensive income.

(b)
For the second quarter and first half of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $249 million loss and $28 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $239 million gain and $24 million gain, respectively. For the second quarter and first half of 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $162 million gain and $267 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $157 million loss and $257 million loss, respectively.

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

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	June 30, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$11,280	$407	$760	$15,434	$359	$517

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	13,481	109	212	12,198	157	129
Commodity contracts	449	5	20	693	1	67
Total derivative financial instruments, gross	$25,210	521	992	$28,325	517	713
Counterparty netting and collateral (a)		(493)	(493)		(463)	(463)
Total derivative financial instruments, net		$28	$499		$54	$250

Financial Services Sector
Fair value hedges
Interest rate contracts	$24,202	$572	$38	$23,203	$602	$38

Derivatives not designated as hedging instruments
Interest rate contracts	57,897	157	132	56,558	168	89
Foreign currency exchange contracts	1,265	—	41	1,527	18	1
Cross-currency interest rate swap contracts	2,403	94	167	2,425	71	39
Total derivative financial instruments, gross	$85,767	823	378	$83,713	859	167
Counterparty netting and collateral (a)		(161)	(161)		(136)	(136)
Total derivative financial instruments, net		$662	$217		$723	$31
__________

(a)	At June 30, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of Accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(2,984)	$(1,981)	$(2,348)	$(1,746)
Gains/(Losses) on foreign currency translation	329	298	(307)	116
Less: Tax/(Tax benefit)	—	—	—	53
Net gains/(losses) on foreign currency translation	329	298	(307)	63
(Gains)/Losses reclassified from AOCI to income (a)	—	19	—	19
Other comprehensive income/(loss), net of tax (b)	329	317	(307)	82
Ending balance	$(2,655)	$(1,664)	$(2,655)	$(1,664)

Derivative instruments (c)
Beginning balance	$(232)	$132	$(142)	$40
Gains/(Losses) on derivative instruments	(217)	(338)	(367)	(208)
Less: Tax/(Tax benefit)	(78)	(42)	(110)	(90)
Net gains/(losses) on derivative instruments	(139)	(296)	(257)	(118)
(Gains)/Losses reclassified from AOCI to income	90	(92)	136	(160)
Less: Tax/(Tax benefit)	27	(101)	45	(83)
Net (gains)/losses reclassified from AOCI to net income (d)	63	9	91	(77)
Other comprehensive income/(loss), net of tax	(76)	(287)	(166)	(195)
Ending balance	$(308)	$(155)	$(308)	$(155)

Pension and other postretirement benefits
Beginning balance	$(17,190)	$(16,341)	$(17,542)	$(16,524)
Gains/(Losses) arising during the period	—	—	(769)	(13)
Less: Tax/(Tax benefit)	—	(2)	(269)	(5)
Net gains/(losses) arising during the period	—	2	(500)	(8)
Amortization of prior service costs/(credits) (e)	(2)	(5)	(2)	(9)
Amortization of (gains)/losses (e)	350	225	707	448
Recognition of (gains)/losses due to curtailments (e)	—	—	—	—
Recognition of (gains)/losses due to settlements (e)	—	—	—	14
Less: Tax/(Tax benefit)	105	66	276	133
Net amortization and (gains)/losses reclassified from AOCI to net income	243	154	429	320
Translation impact on non-U.S. plans	(350)	(103)	316	(76)
Other comprehensive income/(loss), net of tax	(107)	53	245	236
Ending balance	$(17,297)	$(16,288)	$(17,297)	$(16,288)

Total AOCI ending balance at June 30	$(20,260)	$(18,107)	$(20,260)	$(18,107)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)	In the second quarter of 2015, there was a $1 million loss attributable to noncontrolling interests.

(c)
We expect to reclassify existing net losses of $311 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(d)
Gains/(Losses) on cash flow hedges are reclassified from Accumulated other comprehensive income/(loss) to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 12 for additional information.

(e)	These Accumulated other comprehensive income/(loss) components are included in the computation of net periodic pension cost. See Note 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Investment-related interest income	$56	$41	$101	$80
Interest income/(expense) on income taxes	10	11	1	37
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(16)	33	(43)	—
Gains/(Losses) on changes in investments in affiliates	18	—	18	1
Gains/(Losses) on extinguishment of debt	—	—	1	(5)
Royalty income	157	148	299	302
Other	47	37	85	69
Total	$272	$270	$462	$484

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Investment-related interest income	$19	$10	$37	$21
Interest income/(expense) on income taxes	(3)	(2)	(6)	(10)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	—	5	6	8
Insurance premiums earned	34	31	65	63
Other	20	43	42	73
Total	$70	$87	$144	$155

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

Separation-related costs (excluding pension costs) totaled $1.1 billion and were recorded in Automotive cost of sales and Selling, administrative and other expenses. These costs include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue, for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Beginning balance	$257	$588	$730	$497
Changes in accruals	(4)	107	(6)	219
Payments	(88)	(47)	(525)	(69)
Foreign currency translation	8	(5)	(26)	(4)
Ending balance	$173	$643	$173	$643

Business Restructuring - Australia

In May 2013, we committed to commence a transformation plan for our Australia operations. As part of this plan, we will be closing manufacturing operations in Australia in October 2016. In August 2013, a two-phase separation plan was approved, which included a line-speed reduction in June 2014, ahead of the final closure. The costs related to the line-speed reduction were recorded throughout 2014. The costs related to the second phase of the transformation plan were recorded beginning in the fourth quarter of 2014 after the Enterprise bargaining agreement was agreed and ratified by the local government and we determined these payments were probable.

Separation-related costs recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs, and involuntary employee actions in Australia, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue, for the period ended June 30, was as follows (in millions):

	Second Quarter	First Half
	2015	2015
Beginning balance	$116	$111
Changes in accruals	17	31
Payments	(9)	(10)
Foreign currency translation	2	(6)
Ending balance	$126	$126

Our current estimate of total separation-related costs (excluding pension costs) for the Australian transformation plan is approximately $230 million. The separation-related costs not yet recorded will be expensed as the employees continue to support Australia plant operations.

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

On March 31, 2015, we and Sollers agreed to certain changes to the structure of the joint venture and the related shareholders’ agreement to support the business in the near term and provide a platform for future growth in this important market. The changes include Ford providing additional funding to the joint venture and gaining a controlling interest in the joint venture through the acquisition of preferred shares. As a result, effective March 31, 2015, we have consolidated the joint venture for financial reporting purposes. In addition, the partners will have future rights to purchase, or have purchased, Sollers’ 50% interest in the ordinary shares of the joint venture at a value established using a pre-determined framework. Both partners will continue to work jointly to improve the business outlook for the Ford Sollers joint venture by expanding its vehicle lineup to better meet the needs of Russian customers and further investing in the localization of component manufacturing.

During the second quarter of 2015, we finalized our purchase accounting. We measured the fair value of Ford Sollers using the income approach. We used cash flows that reflect the Ford Sollers business plan, aligned with assumptions a market participant would have made. We assumed a discount rate of 17% based on the appropriate weighted average cost of capital, adjusted for perceived business risks related to regulatory concerns, political tensions, foreign exchange volatility, and risk associated with the Russian automotive industry.

The following acquired assets and liabilities were measured at fair value and recorded on our balance sheet (in millions):

March 31, 2015
Assets
Cash and cash equivalents	$40
Other receivables, net	113
Inventories	258
Net property	541
Other assets	25
Total assets of Ford Sollers (a)	$977
Liabilities
Payables	$514
Debt	370
Total liabilities of Ford Sollers (a)	$884
__________

(a)	At March 31, 2015, intercompany assets of $10 million and intercompany liabilities of $394 million have been eliminated in both the consolidated and sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

In addition, we recorded a $93 million redeemable noncontrolling interest in the mezzanine section of our balance sheet, reflecting the redemption features embedded in the 50% equity interest in the joint venture that is held by Sollers. To determine the noncontrolling interest value, we used a Monte Carlo simulation analysis that incorporated market participant assumptions for asset volatilities and credit spreads.

Blue Diamond Truck, S. de R.L. (“BDT”).  BDT was a Mexican joint venture created in 2001 by Ford and Navistar that produced medium duty commercial trucks.  During the second quarter of 2015, we sold our entire equity interest in BDT to a Navistar affiliate and the joint venture was terminated.  As a result of the sale of our interest in BDT, we recognized a pre-tax gain of $19 million, which was reported in Automotive interest income and other income/(loss), net.

NOTE 18. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,885	$1,311	$2,809	$2,300
Effect of dilutive 2016 Convertible Notes (a) (b)	—	12	—	24
Diluted income	$1,885	$1,323	$2,809	$2,324

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,974	3,940	3,968	3,943
Net dilutive options and unvested restricted stock units	33	47	35	46
Dilutive 2016 Convertible Notes (b)	—	101	—	100
Diluted shares	4,007	4,088	4,003	4,089
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

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

Prior to January 1, 2015, we had an Other Financial Services segment, which included holding companies, real estate, and financing of some Volvo vehicles in Europe. Effective January 1, 2015, we realigned the business operations of this segment to our Automotive sector on a prospective basis. The impact of this change on prior periods presented would have been immaterial.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
Second Quarter 2015
Revenues	$23,316	$1,494	$6,943	$904	$2,448	$—	$—	$35,105
Income/(Loss) before income taxes	2,597	(185)	(14)	(46)	192	(167)	—	2,377
Total assets at June 30	61,435	5,443	15,643	1,294	8,713	—	—	92,528

Second Quarter 2014
Revenues	$21,108	$2,111	$8,082	$1,172	$2,892	$—	$—	$35,365
Income/(Loss) before income taxes	2,440	(295)	14	23	159	(171)	(481)	1,689
Total assets at June 30	61,263	7,238	16,240	1,300	8,516	—	—	94,557

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Half 2015
Revenues	$43,356	$3,007	$13,861	$1,961	$4,720	$—	$—	$66,905
Income/(Loss) before income taxes	3,937	(374)	(199)	33	295	(379)	—	3,313

First Half 2014
Revenues	$41,553	$4,002	$15,836	$2,327	$5,523	$—	$—	$69,241
Income/(Loss) before income taxes	3,940	(805)	(180)	77	450	(393)	(603)	2,486

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SEGMENT INFORMATION (Continued)

	Financial Services Sector				Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
Second Quarter 2015
Revenues	$2,257	$—	$(99)	$2,158	$—	$37,263
Income/(Loss) before income taxes	506	(15)	—	491	—	2,868
Total assets at June 30	127,599	2	(1,218)	126,383	(2,866)	216,045

Second Quarter 2014
Revenues	$2,137	$33	$(124)	$2,046	$—	$37,411
Income/(Loss) before income taxes	434	(5)	—	429	—	2,118
Total assets at June 30	120,441	343	(1,146)	119,638	(3,250)	210,945

	Financial Services Sector				Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
First Half 2015
Revenues	$4,454	$—	$(196)	$4,258	$—	$71,163
Income/(Loss) before income taxes	989	(29)	—	960	—	4,273

First Half 2014
Revenues	$4,213	$68	$(235)	$4,046	$—	$73,287
Income/(Loss) before income taxes	933	(42)	—	891	—	3,377
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	June 30, 2015	December 31, 2014
Maximum potential payments	$592	$592
Carrying value of recorded liabilities related to guarantees and limited indemnities	17	17

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non‑pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non‑pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.8 billion.

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

Our estimates of warranty and field service action obligations are accounted for primarily in Other liabilities and deferred revenue for the periods ended June 30 were as follows (in millions):

	First Half
	2015	2014
Beginning balance	$4,785	$3,927
Payments made during the period	(1,229)	(1,310)
Changes in accrual related to warranties issued during the period	1,005	1,121
Changes in accrual related to pre-existing warranties	212	763
Foreign currency translation and other	(68)	17
Ending balance	$4,705	$4,518

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 28, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our second quarter and first half 2015 pre-tax results and net income were as follows:

	Second Quarter		First Half
	2015	Better/(Worse) 2014	2015	Better/(Worse) 2014	Memo: Full Year 2014
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Income
Pre-tax results (excl. special items)	$2,868	$269	$4,273	$293	$6,282
Special items	—	481	—	603	(1,940)
Pre-tax results (incl. special items)	2,868	750	4,273	896	4,342
(Provision for)/Benefit from income taxes	(982)	(179)	(1,462)	(389)	(1,156)
Net income	1,886	571	2,811	507	3,186
Less: Income/(Loss) attributable to noncontrolling interests	1	(3)	2	(2)	(1)
Net income attributable to Ford	$1,885	$574	$2,809	$509	$3,187

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

For the second quarter and the first half of 2015, we had no special items. The following table details Automotive sector pre-tax special items in each category for the second quarter of 2014, the first half of 2014, and full year 2014:

	Second Quarter 2014	First Half 2014	Memo: Full Year 2014
	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$(152)	$(274)	$(685)
Other Items
Venezuela accounting change	—	—	(800)
Ford Sollers equity impairment	(329)	(329)	(329)
2016 Convertible Notes settlement	—	—	(126)
Total Other Items	(329)	(329)	(1,255)
Total Special Items	$(481)	$(603)	$(1,940)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

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
The chart below shows second quarter 2015 pre-tax results by sector:

TOTAL COMPANY
2Q 2015 PRE-TAX RESULTS BY SECTOR (MILS)

$2,868
$2,377
Ford Credit $506
Other (15)
$491
Total
Automotive
Financial Services

	Total	Automotive	Financial Services
B / (W) 2Q 2014	$ 269	$ 207	$62
B / (W) 1Q 2015	1,463	1,441	22

Both of our sectors, Automotive and Financial Services, contributed to the Company’s second quarter 2015 pre-tax profit, and both improved compared with the prior year and the first quarter of 2015.

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

The charts on the following pages detail second quarter 2015 key metrics and the change in second quarter 2015 pre-tax results compared with second quarter 2014 by causal factor for our Automotive sector and its operating segments—North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR
2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
1,661
1,696
2014
2015
1H: 3,250
3,264
Revenue
(Bils)
$35.3
$35.1
2014
2015
$69.2
$66.9
Operating Margin
(Pct)
6.6%
7.2%
2014
2015
5.0%
5.5%
Pre-Tax Results
(Mils)
$2,170
$2,377
2014
2015
$3,089
$3,313

2Q	2014	2015
Global Industry SAAR (Mils)	87.6	87.1
Global Market Share	7.5%	7.6%

The quarter’s financial results were outstanding, with the best Automotive pre-tax profit since 2000. Wholesale volume was up 2% from a year ago and revenue was about flat.

We estimate that global industry SAAR, shown on the lower left, was 87.1 million units, down 1% from a year ago, and we grew our global market share to 7.6%.

Our growth in wholesale volume was driven by North America and Europe.

Our largely unchanged revenue reflects higher net pricing and volume essentially offset by unfavorable translation effects of the strong U.S. dollar on international operations.

Our operating margin was 7.2%, up six-tenths of a percentage point from last year, and pre-tax profit was $2.4 billion, up $207 million.

As shown below the chart, first half volume was largely unchanged from a year ago, while Automotive revenue was down 3% reflecting U.S. dollar strength. Operating margin, at 5.5%, was up half of a percentage point, and pre-tax profit, at $3.3 billion, was up $224 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$207
$2,170
$2,377
Industry $ 274
Share (127)
Stocks 151
Mix / Other 128
$426
$1,160
Material Excl. Commodities $(996)
Commodities 103
Warranty / Freight / Other 473
Mfg. / Engineering $(426)
Admin. & Selling (142)
Advert. & Sales Promo. (112)
Other (145)
$(420)
$(825)
$(338)
$204
Market Factors
Total Cost
2Q 2014
2Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Net Interest / Other
B / (W) 1Q 2015
$1,441
$1,279
$19
$403
$(480)
$(228)
$448

As shown above, our second quarter 2015 Automotive pre-tax profit improved from a year ago. Favorable market factors, more than explained by North and South America and Europe, exceeded cost increases.

As shown below the chart, second quarter Automotive pre-tax profit more than doubled compared with first quarter. Favorable volume and mix, mainly in North America, drove the improvement.

Total costs and expenses for our Automotive sector for the second quarter of 2015 and 2014 was $33.3 billion and $33.8 billion, respectively, a difference of $500 million. Total costs and expenses for our Automotive sector for the first half of 2015 and 2014 was $64.6 billion and $67.3 billion, respectively, a difference of $2.7 billion. An explanation of the second quarter and first half 2015 change is shown below (in billions):

	2015 Lower/(Higher) 2014
Explanation of change:	Second Quarter	First Half
Volume and mix, exchange, and other	$1.5	$4.6
Contribution costs
Material excluding commodities	(1.0)	(1.6)
Commodities	0.1	0.1
Warranty/Freight/Other	0.5	0.8
Structural costs	(0.8)	(1.5)
Special items	0.2	0.3
Total	$0.5	$2.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

2Q 2015 PRE-TAX RESULTS BY SEGMENT (MILS)

$2,377
$2,597
$(185)
$(14)
$(46)
$192
$(167)
Net Interest $(150)
Fair Mkt. Value Adj. / Other (17)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) 2Q 2014	$ 207	$ 157	$110	$(28)	$ (69)	$33	$ 4
B / (W) 1Q 2015	1,441	1,257	4	171	(125)	89	45

Shown above are second quarter 2015 Automotive pre-tax results by business unit, along with Other Automotive which is mainly net interest expense.

North America’s record profit drove the Automotive sector to its outstanding results in the quarter. North America also was the principal factor behind the sector’s improved profit compared with last year and first quarter.

Our regions outside North America collectively achieved a result of near breakeven, which also was an improvement from both the prior year and first quarter.

For the full year, we continue to expect to achieve top-line growth in a global industry that we expect to be about flat, including improving our global market share on the strength of our 24 global product launches last year and the 16 expected for 2015, most of which are now complete. We also have more capacity coming on line in Asia Pacific in the second half that will drive incremental volume and revenue. We also expect a stronger bottom line for the full year, including higher Automotive operating margin and pre-tax profit. Within the latter, we continue to expect full year Automotive net interest expense to be about $650 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
760
816
2014
2015
1H: 1,477
1,494
Revenue
(Bils)
$21.2
$23.3
2014
2015
$41.6
$43.3
Operating Margin
(Pct)
11.6%
11.1%
2014
2015
9.5%
9.1%
Pre-Tax Results
(Mils)
$2,440
$2,597
2014
2015
$3,940
$3,937

Explorer

2Q	2014	2015
NA Industry SAAR (Mils)	20.2	21.1
NA Market Share	14.8%	14.4%
U.S. Industry SAAR (Mils)	16.9	17.6
U.S. Market Share	15.3%	15.0%

Shown above are the key metrics for North America for second quarter 2015. Both wholesale volume and revenue were up in the quarter from a year ago. Wholesale volume was 7% higher despite a decline of about 15% in F-150 wholesales related to the now-completed launch at our Kansas City Assembly Plant. The higher wholesales in the quarter reflect the non-repeat of last year’s stock reduction plus the impact of higher industry sales; U.S. SAAR increased by 4% to 17.6 million units.

Lower availability of F-150 resulted in lower U.S. market share, which was down three-tenths of a percentage point to 15%.

Revenue was up 10% from a year ago driven by the higher wholesale volume, as well as higher net pricing and favorable mix; these factors were offset partially by the adverse effect of the strong U.S. dollar on our revenue in Canada and Mexico.

Operating margin was a strong 11.1%, though down half of a percentage point from last year including the launch effect of F-150. Pre-tax profit was an any-quarter record at $2.6 billion, up $157 million from last year’s record profit.

As shown below the chart, our first half volume was up 1% from a year ago, and revenue was up 4%. Operating margin, at 9.1%, was down four-tenths of a percentage point, while pre-tax profit, at $3.9 billion, was about equal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA

2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$157
$2,440
$2,597
Industry $ 257
Share (193)
Stocks 451
Mix / Other 96
$611
Pricing $526
Incentives / Other 219
$745
Material Excl. Commodities $(990)
Commodities 109
Warranty / Freight 276
$(605)
Mfg. / Engineering $(294)
Other (176)
$(470)
$(149)
$25
2Q 2014
2Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

	2Q 2014	2Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
B / (W) 1Q 2015		$1,257	$1,141	$(80)	$423	$(260)	$(150)	$183

Favorable volume and mix and higher net pricing, which included lower incentives, explain North America’s higher pre-tax profit. Higher costs and unfavorable exchange were partial offsets.

As shown below the chart, our pre-tax profit improved nearly $1.3 billion compared with first quarter due to favorable volume and mix and lower costs. All other factors essentially offset one another.

We expect our results in North America to improve in the second half compared with the first half as we benefit from a full supply of F-150 and Edge, as well as the recent launches of Explorer and Lincoln MKX.

We expect North America to have a very strong year, with substantial top-line growth, higher pre-tax profit, and an improved operating margin. This is based on continued robust industry sales, our strong product line-up including products launched last year and planned for 2015, most of which are now complete, our continued discipline in matching production with demand, and a lean cost structure.

For the full year, we continue to expect North America’s pre-tax profit to exceed last year’s result, and its operating margin to be 8.5% to 9.5%, with an opportunity to be in the upper half of the range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
114
98
Revenue
(Bils)
$2.1
$1.5
Operating Margin
(Pct)
(14.0)%
(12.4)%
Pre-Tax Results
(Mils)
$(295)
$(185)
2014
2015
2014
2015
2014
2015
2014
2015
1H: 218
199
$4.0
$3.0
(20.1)%
(12.4)%
$(805)
$(374)

Cargo

2Q	2014	2015
SA Industry SAAR (Mils)	5.2	4.3
SA Market Share	8.9%	10.0%
Brazil Industry SAAR (Mils)	3.5	2.7
Brazil Market Share	9.1%	10.9%

The business environment in South America continues to deteriorate, with negative GDP growth, continued high inflation, and currency weakness across the region. The industry pricing environment remains difficult, particularly in Brazil, with actions taken to date lagging the combined adverse effects of weakening currencies and high local inflation.

Despite these challenges, our strategy of replacing legacy products with One Ford products continues to prove to be the right one. Once again this quarter, the new Ka drove strong market share gains in the region, which, at 10%, was up 1.1 percentage points. In Brazil, Fusion continued to lead its segment and, as a result of the success of the F-Series and Cargo, Ford led the light and semi-light truck segments again this quarter. In Argentina, Ford continued to rank number two in sales, and EcoSport and Mondeo led their segments.

In the second quarter of 2015, our wholesale volume and revenue decreased from a year ago by 14% and 29%, respectively. Our lower volume resulted from a 900,000-unit decline in industry SAAR, reflecting the impact of Brazil’s weaker economy and Argentina import restrictions.

Our revenue decline resulted from the weaker currencies and lower volume.

Operating margin was negative 12.4%, 1.6 percentage points better than a year ago, and the pre-tax loss was $185 million, an improvement of $110 million.

As shown below the chart, our first half 2015 volume was down 9% from a year ago and our revenue was down 25%. Operating margin, at negative 12.4%, improved 7.7 percentage points. and pre-tax loss, at $374 million, improved $431 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $(104)
Share 71
Stocks (33)
Mix / Other 11
Pricing $248
Incentives / Other (26)
$110
$222
$114
$(295)
$(185)
$(55)
$(41)
$(51)
$(79)
2Q 2014
2Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
B / (W) 1Q 2015
$4
$18
$15
$(55)
$(57)
$(34)
$117

South America’s second quarter 2015 improved pre-tax result from a year ago was due to higher net pricing, reflecting the introduction of the new Ka and actions in response to weaker currencies and high local inflation.

Our share improvement continued to provide a partial offset to the declining industry.

As you can see below the chart, our second quarter 2015 result was about equal to first quarter.

We continue to focus on finding revenue opportunities, reducing costs, matching production to demand, and increasing local content to mitigate further the adverse effects of the weak local currencies.

For the full year, we continue to expect our pre-tax loss to improve from 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales* (000)
376
389
2014
2015
1H: 743
765
Revenue (Bils)
$8.0
$7.0
2014
2015
$15.8
$13.9
Operating Margin (Pct)
0.2%
(0.2)%
2014
2015
(1.1)%
(1.4)%
Pre-Tax Results (Mils)
$14
$(14)
2014
2015
$(180)
$(199)

S-MAX

2Q	2014	2015
EUR Industry SAAR (Mils)	18.2	18.9
EUR Market Share	7.1%	7.6%
EUR 20 Industry SAAR (Mils)	14.5	15.8
EUR 20 Market Share	7.9%	7.9%

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 11,000 units in 2Q 2014 and 19,000 units in 2Q 2015). 2014 includes about 9,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these above mentioned sales

Our Europe wholesale volume improved 3% from a year ago, while revenue declined 14%. The higher volume resulted from a 1.3 million-unit increase in the Europe 20 SAAR, as well as higher industry sales and Ford share in Turkey. These factors were offset partially by the non-repeat of last year’s dealer stock increase.

Our Europe 20 market share, at 7.9%, was unchanged from a year ago. Within this, however, the success of our full line of Transit vehicles and continued strong performance of our Ranger compact pick-up contributed to a 1.2 percentage point improvement in our commercial vehicle share, to 11.7%. Our total Europe market share improved half of a percentage point to 7.6%.

Our lower revenue was due to the adverse translation effects of the strong U.S. dollar.

Operating margin and pre-tax results approached breakeven and were very similar to results achieved last year. As a reminder, we began consolidating the financial results of our Russia joint venture as of March 31, 2015.

As shown below the chart, our first half volume was up 3% from a year ago, while our revenue was down 12% due to the strong U.S. dollar. Operating margin, at negative 1.4%, and our pre-tax loss, at $199 million, were roughly in line with a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Pricing $ 414
Incentives / Other (136)
Industry $ 121
Share 4
Stocks (153)
Mix / Other 51
$278
Prior Year Reserve Release $(63)
Pension / Other (78)
$14
$23
$5
$(14)
$(11)
$(141)
$(182)
$(28)
2Q 2014
2Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
B / (W) 1Q 2015
$171
$120
$168
$(56)
$(37)
$(107)
$83

Although results in Europe in the quarter were about the same as last year, the underlying operating performance in Europe was actually somewhat better. This year’s results did not benefit from what is usually a seasonal stock increase in the quarter, plus a year ago we reported a one-time reserve release associated with our Cologne investment agreement. In addition, pension costs were higher in the second quarter of 2015 reflecting an increase in the amortization of losses related to pension obligations due to lower discount rates at year-end 2014.

Most importantly, we saw favorable volume and mix, with higher industry volumes, favorable mix, and improved share more than offsetting the unfavorable change in dealer stocks. Net pricing also improved, driven by our new products and actions taken in Russia in response to a weaker ruble.

As shown below the chart, second quarter pre-tax results improved from first quarter due to favorable market factors.

We have made progress on the Europe transformation plan announced in late 2012 in the key areas of product, brand and cost. We have delivered on our commitment to launch 25 new products, increased sales and share, seen improvements to our brand image, reduced our manufacturing capacity, and narrowed our losses each year. It is clear, though, that we have to go further in all three areas to speed our return to profitability and create a solidly profitable, sustainable, and vibrant business, despite increasing competitive and regulatory pressures, and the ongoing difficult business conditions in Russia.

For the full year, we continue to expect our pre-tax loss to improve from 2014. In line with normal seasonality, we expect results in the second half of 2015 to be lower than in the first half of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA

2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
49
44
$1.1
$0.9
2.0%
(5.1)%
$23
$(46)
2014
2015
2014
2015
2014
2015
2014
2015
1H: 100
91
$2.3
$2.0
3.3%
1.7%
$77
$33

2Q	2014	2015
MEA Industry SAAR (Mils)	4.3	4.1
MEA Market Share	4.3%	4.7%

Expedition

In Middle East & Africa this quarter we expanded our North Africa operations to include a sales office in Casablanca and a purchasing office in Tangiers.

Wholesale volume and revenue in the second quarter declined 10% and 23% from a year ago, respectively. Lower volume resulted from unfavorable changes in dealer stocks due to production timing differences, while the lower revenue reflects the translation effects of the stronger U.S. dollar, as well as the lower volume.

Operating margin, at negative 5.1%, was down from a year ago, and our pre-tax loss was $46 million, a deterioration of $69 million. Both changes were driven by the lower volume.

As shown below the chart, first half volume was down 9% from a year ago, and our revenue was down 16%. Operating margin, at 1.7%, was down 1.6 percentage points, and pre-tax profit, at $33 million, declined $44 million.

We remain focused in Middle East & Africa on building our distribution capability, expanding our One Ford product offering tailored to the needs of markets in the region, and leveraging our global low-cost sourcing hubs.

For the full year, we continue to expect to deliver about breakeven results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
2Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales*
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
362
349
$2.9
$2.4
5.5%
7.8%
$159
$192
$306**
$411**
2014
2015
2014
2015
2014
2015
2014
2015
1H: 712
715
$5.5
$4.7
8.1%
6.3%
$450
$295

Everest

2Q	2014	2015
AP Industry SAAR (Mils)	39.7	38.7
AP Market Share	3.7%	3.6%
China Industry SAAR (Mils)	24.1	23.6
China Market Share	4.6%	4.7%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 269,000 units in 2Q 2014 and 273,000 units in 2Q 2015); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income. See Appendix for additional information

Asia Pacific’s second quarter 2015 wholesale volume was down 4% compared with a year ago, and net revenue, which excludes our China joint ventures, declined 15%. China wholesale volume was unchanged from a year ago. Lower volume in the region was driven by lower industry sales and market share. We estimate second quarter SAAR for the region at 38.7 million units, down one million units from a year ago, including a 500,000-unit decline in China industry SAAR.

Our second quarter market share for the region, at 3.6%, was down one-tenth of a percentage point, while our China market share, at 4.7%, was up one-tenth of a percentage point and was equal to the record set in the third quarter last year.

Lower revenue was a result of the lower volume from our consolidated operations, as well as weaker currencies.

Operating margin in the quarter was 7.8%, up 2.3 percentage points from a year ago, and pre-tax profit was $192 million, up $33 million from a year ago. The increase in pre-tax profit was more than explained by improved results outside of China.

Our China joint ventures contributed $411 million to pre-tax profit this quarter, reflecting our equity share of their after-tax earnings.

As shown below the chart, first half volume was about equal to a year ago, while revenue was down 15%. Operating margin, at 6.3%, was down 1.8 percentage points, and pre-tax profit, at $295 million, declined $155 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$33
$159
$192
Industry $ 11
Share (17)
Stocks (54)
Mix / Other (2)
Material Excl. Commodities $ 73
Commodities 17
Warranty / Freight / Other 171
$261
$(62)
$(102)
$(165)
$41
$60
2Q 2014
2Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

	2Q 2014	2Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
B / (W) 1Q 2015		$89	$27	$(76)	$142	$(68)	$55	$9

The improvement in Asia Pacific’s second quarter 2015 pre-tax profit is more than explained by lower costs, specifically contribution costs, and favorable exchange.

As shown below the chart, our pre-tax profit improved compared with first quarter due to the same factors that drove the year-over-year improvement.

We are continuing our strategy to invest for growth in incremental capacity, new products, and Lincoln in China.

We continue to expect Asia Pacific to have a strong year, with top- and bottom-line results improving in the second half compared with the first half due to added capacity and new products, notably the recently launched all-new three-row Edge, as well as others to be launched in the second half including the all-new Taurus, Figo, Everest, and Lincoln MKX, as well as the new Ranger. New products will be important in an environment of increasing pricing pressure as China industry growth slows.

For the full year, we continue to expect pre-tax profit to be higher than 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in second quarter 2015 pre-tax results compared with second quarter 2014 by causal factor.

FORD CREDIT

2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$72
$434
$506
$106
$(8)
$(49)
$17
$(31)
$37
2Q 2014
2Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

	2Q 2014	2Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 1Q 2015		$23	$24	$38	$(6)	$(5)	$(6)	$(22)

Receivables (Bils)	2Q 2014	2Q 2015
Net*	$107	$113
Managed**	111	118

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

Second quarter pre-tax profit improved compared with a year ago as a result of favorable volume and mix, primarily reflecting higher consumer finance receivables globally and an increase in leasing in North America.

Ford Credit also benefited from the non-recurrence of unusually high insurance losses from storm damage to dealer inventory last year, included in other in the chart above.

Higher credit losses were a partial offset, reflecting an increase in the reserve and higher charge-offs in North America.

As shown below the chart, pre-tax profit was largely unchanged compared with the first quarter of 2015.

Ford Credit is a strategic asset that provides world-class financial services to our dealers and customers and is an integral part of our global growth strategy. It maintains a strong balance sheet that provides solid profits and distributions to Ford.

For the full year, we continue to expect Ford Credit pre-tax profit to be equal to or higher than 2014, year-end managed receivables of $123 billion to $128 billion, distributions of about $250 million, and year-end managed leverage at the upper end of our range of 8 to 9 to 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2015	December 31, 2014
Net Receivables
Finance receivables - North America
Consumer - Retail financing	$45.2	$44.1
Non-Consumer
Dealer financing (a)	23.1	22.5
Other	0.9	1.0
Total finance receivables - North America (b)	69.2	67.6
Finance receivables - International
Consumer - Retail financing	12.4	11.8
Non-Consumer
Dealer financing (a)	9.6	9.3
Other	0.4	0.3
Total finance receivables - International (b)	22.4	21.4
Unearned interest supplements	(1.7)	(1.8)
Allowance for credit losses	(0.4)	(0.3)
Finance receivables, net	89.5	86.9
Net investment in operating leases (b)	23.4	21.5
Total net receivables	$112.9	$108.4

Managed Receivables
Total net receivables	$112.9	$108.4
Unearned interest supplements and residual support	4.0	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.3	0.1
Total managed receivables	$117.6	$112.8
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)	At June 30, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $26.9 billion and
$24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s financial statements. In addition, at June 30, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $11.9 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of its other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Managed receivables at June 30, 2015 increased from year-end 2014. Ford Credit had growth in all products in all geographic segments, which was offset partially by the exchange rate impact of a strong U.S. dollar.

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

Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents	$6.1	$5.1	$4.6	$4.7
Marketable securities	14.6	14.4	17.1	21.1
Total cash and marketable securities	20.7	19.5	21.7	25.8
Securities-in-transit (a)	—	—	—	—
Automotive gross cash	$20.7	$19.5	$21.7	$25.8
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at June 30, 2015, 84% was held by consolidated entities domiciled in the United States.

Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	June 30, 2015	December 31, 2014	June 30, 2014
Automotive gross cash	$20.7	$21.7	$25.8
Available credit lines
Revolving credit facility, unutilized portion	10.4	10.1	10.1
Local lines available to foreign affiliates, unutilized portion	0.6	0.6	0.8
Automotive liquidity	$31.7	$32.4	$36.7

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

Changes in Automotive gross cash are summarized below (in billions):

	Second Quarter		First Half
	2015	2014	2015	2014
Automotive gross cash at end of period	$20.7	$25.8	$20.7	$25.8
Automotive gross cash at beginning of period	19.5	25.2	21.7	24.8
Change in Automotive gross cash	$1.2	$0.6	$(1.0)	$1.0

Automotive pre-tax profits (excluding special items)	$2.4	$2.2	$3.3	$3.1
Capital spending	(1.7)	(1.9)	(3.5)	(3.4)
Depreciation and tooling amortization	1.0	1.0	2.1	2.0
Changes in working capital (a)	(0.6)	(0.7)	0.2	1.0
Other/Timing differences (b)	0.8	2.0	0.3	1.1
Automotive operating-related cash flows	1.9	2.6	2.4	3.8

Separation payments	(0.1)	(0.1)	(0.5)	(0.1)
Net receipts from Financial Services sector (c)	—	—	—	0.2
Other	—	0.1	(0.3)	0.1
Cash flow before other actions	1.8	2.6	1.6	4.0

Changes in debt	0.2	(0.4)	(0.4)	(0.4)
Funded pension contributions	(0.1)	(0.3)	(0.9)	(0.8)
Dividends/Other items	(0.7)	(1.3)	(1.3)	(1.8)
Change in Automotive gross cash	$1.2	$0.6	$(1.0)	$1.0
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

					Memo:
	Second Quarter		First Half		Full Year
	2015	2014	2015	2014	2014
Net cash provided by/(used in) operating activities	$3.5	$4.1	$4.5	$6.1	$8.8
Items included in operating-related cash flows
Capital spending	(1.7)	(1.9)	(3.5)	(3.4)	(7.4)
Proceeds from the exercise of stock options	—	—	0.1	0.1	0.2
Net cash flows from non-designated derivatives	(0.1)	0.1	—	0.1	0.2
Items not included in operating-related cash flows
Separation payments	0.1	0.1	0.5	0.1	0.2
Funded pension contributions	0.1	0.3	0.9	0.8	1.5
Tax refunds, tax payments, and tax receipts from affiliates	—	—	—	(0.2)	(0.2)
Other	—	(0.1)	(0.1)	0.2	0.3
Operating-related cash flows	$1.9	$2.6	$2.4	$3.8	$3.6

Credit Agreement. Lenders under our Third Amended and Restated Credit Agreement dated as of April 30, 2015 (the “revolving credit facility”) have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

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

At June 30, 2015, the utilized portion of the revolving credit facility was $49 million, representing amounts utilized for letters of credit.

Other Automotive Credit Facilities. At June 30, 2015, we had about $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $860 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	June 30, 2015	December 31, 2014
Automotive gross cash	$20.7	$21.7
Less:
Long-term debt	11.5	11.3
Debt payable within one year	2.2	2.5
Total debt	13.7	13.8
Net cash	$7.0	$7.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive debt at June 30, 2015 was $100 million lower than it was at December 31, 2014. The reduction primarily reflects debt repayments, offset partially by the addition of the external debt of our Ford Sollers joint venture as a result of the consolidation of the joint venture on March 31, 2015 and higher local funding in Brazil.

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

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full year 2015, its global public term funding issuances through July 27, 2015, and for full year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast	Through July 27	Full-Year 2014	Full-Year 2013
Unsecured	$ 12-15	$8	$13	$11
Securitizations (a)	13-16	9	15	14
Total	$ 25-31	$17	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through June 30, 2015, Ford Credit completed about $17 billion of funding in the public term markets, consisting of about $8 billion of unsecured debt in the United States, Canada, and Europe and about $9 billion of public asset-backed security (“ABS”) debt in the United States, Europe, and China.

For 2015, the forecasted ranges are consistent with prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORD CREDIT

FUNDING STRUCTURE – MANAGED RECEIVABLES (BILS)

Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
Securitized Funding as Pct.
of Managed Receivables
$103
$5
$5
$43
$45
$5
$11
$11
Year-End
2013
44%
$113
$2
$6
$43
$55
$5
$11
$9
Year-End
2014
38%
$118
$2
$6
$47
$55
$6
$12
$10
2Q
2015
40%
$123 – 128
~$2
~$6
$47-50
$59-62
~$7
~$12
$10-11
Year-End
2015 Fcst.
37-39%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

The chart above shows the trends in funding for Ford Credit’s managed receivables.

At the end of the second quarter of 2015, managed receivables were $118 billion, and Ford Credit ended the quarter with $10 billion in cash. Securitized funding was 40% of managed receivables.

Ford Credit is projecting 2015 year-end managed receivables of $123 billion to $128 billion and securitized funding as a percentage of managed receivables in the range of 37% to 39%. Ford Credit continues to expect this percentage to decline over time.

Liquidity. The following table illustrates Ford Credit’s liquidity programs and utilization (in billions):

	June 30, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$10.0	$8.9
Committed ABS lines (b)	31.8	33.7
FCE/Other unsecured credit facilities	2.0	1.6
Ford revolving credit facility allocation	3.0	2.0
Total liquidity sources	46.8	46.2

Utilization of Liquidity
Securitization cash (c)	(2.7)	(2.4)
Committed ABS lines	(16.5)	(15.3)
FCE/Other unsecured credit facilities	(0.5)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(19.7)	(18.1)
Gross liquidity	27.1	28.1
Adjustments (d)	(0.5)	(1.6)
Net liquidity available for use	$26.6	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)
Committed ABS lines are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England’s Discount Window Facility.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of June 30, 2015, Ford Credit’s liquidity remains strong at $26.6 billion, an increase of $100 million from year end 2014. Ford Credit’s sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation.

As of June 30, 2015, Ford Credit’s liquidity sources including cash totaled $46.8 billion, up $600 million from year end. Ford Credit is focused on maintaining a strong liquidity position to meet its business and funding requirements through economic cycles.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	June 30, 2015	December 31, 2014
Total debt (a)	$109.5	$105.0
Equity	11.7	11.4
Financial statement leverage (to 1)	9.3	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	June 30, 2015	December 31, 2014
Total debt (a)	$109.5	$105.0
Adjustments for cash (b)	(10.0)	(8.9)
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted debt	$99.1	$95.7

Equity	$11.7	$11.4
Adjustments for derivative accounting (c)	(0.3)	(0.4)
Total adjusted equity	$11.4	$11.0
Managed leverage (to 1) (d)	8.7	8.7
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2015, Ford Credit’s managed leverage was 8.7:1, unchanged from December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At June 30, 2015, Total equity attributable to Ford Motor Company was $26.3 billion, an increase of $1.5 billion compared with December 31, 2014. The increase primarily reflects favorable changes in Retained earnings of $1.6 billion related to first half 2015 Net income attributable to Ford Motor Company of $2.8 billion, net of cash dividends declared of $1.2 billion; offset by changes in Treasury Stock of $91 million related to stock repurchases.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015:

•	On July 20, 2015, Fitch affirmed its ratings for Ford and Ford Credit, and maintained a positive outlook for both.

•	On June 30, 2015, Moody’s affirmed its rating for Ford and maintained a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

PRODUCTION VOLUMES

Our second quarter 2015 production volumes and third quarter 2015 projected production volumes are as follows (in thousands):

	2015
	Second Quarter Actual		Third Quarter Forecast
	Units	O/(U) 2014	Units	O/(U) 2014
North America	815	13	825	130
South America	94	(9)	90	(7)
Europe	403	1	375	49
Middle East & Africa	23	3	20	—
Asia Pacific	362	(3)	370	18
Total	1,697	5	1,680	190

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We continue to expect this year to be one of growth globally with GDP expanding in the 2.5% to 3% range. This will be driven by the United States, improved growth in the Euro Area, with the United Kingdom continuing to perform at a higher level, and continued growth in China, although at levels lower than in recent years. The U.S. dollar is expected to remain strong against most major currencies, and commodity prices, including oil, are expected to stabilize but remain at low levels. Two areas of concern are South America, particularly Brazil, and Russia. Low commodity prices and policy uncertainty continue to generate difficult conditions in these markets. We also are closely watching the slower growth in China and ensuring that we continue to respond appropriately to changes in the pricing environment and matching our production with demand. All in all, we now see conditions as being supportive of global automotive industry sales in the 86 million to 89 million unit range in 2015, essentially about flat compared with 2014.
2015 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2015 include the following:

				Memo:
	2014	2015		2015
	Full Year	Full Year		First Half
	Results	Plan	Outlook	Results
Planning Assumptions (Mils.)
Industry Volume -- U.S.	16.8	17.0 - 17.5	On Track	17.3
-- Europe 20	14.6	14.8 - 15.3	15.7 - 16.2	15.7
-- China	24.0	24.5 - 26.5	23.0 - 24.0	23.8

Key Metrics
Automotive (Compared with 2014):
- Revenue (Bils.)	$135.8	Higher	On Track	$66.9

- Operating Margin	3.9%	Higher	On Track	5.5%

- Operating-Related Cash Flow (Bils.) (a)	$3.6	Higher	On Track	$2.4

Ford Credit (Compared with 2014):
- Pre-Tax Profit (Bils.)	$1.9	Equal To Or Higher	On Track	$1.0

Total Company:
- Pre-Tax Profit (Bils.) (a)	$6.3	$8.5 - $9.5	On Track	$4.3
__________

(a)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

We expect this year to be a very strong one for Ford Motor Company.
In terms of industry sales outlook, we are raising our guidance for Europe 20, while reducing our guidance for China. Industry sales in the United States still look to be on track for 17 million to 17.5 million units.
All of our other financial guidance at the Company level remains on track. We expect growth in Automotive revenue compared with 2014, higher Automotive operating margin, higher positive operating-related cash flow, equal or higher results at Ford Credit, and a total Company pre-tax profit, excluding special items, of $8.5 billion to $9.5 billion.
We continue to expect our results in the second half of 2015 to be stronger than the first half of the year.
We expect our operating effective tax rate for the third quarter of 2015 to be about 34%, and we continue to expect the rate for the full year to be about equal to or higher than our 2014 rate of 26%. This continues to assume extension of U.S. research credit legislation in the fourth quarter of 2015.
We believe our first half 2015 results have us on track for the breakthrough year we expect 2015 to be.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of June 30, 2015, was a liability of $456 million compared with a liability of $130 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $1.8 billion at June 30, 2015, compared with $2.1 billion at December 31, 2014.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2015 was a liability of $15 million, compared with a liability of $66 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $43 million at June 30, 2015, compared with $63 million at December 31, 2014.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2015, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $7 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.
Medium/Heavy Truck Sales Procedure Class Action (as previously reported on page 24 of our 2014 Form 10-K Report). As previously reported, this action in the Ohio state court system alleged that Ford breached its Sales and Service Agreement with Ford truck dealers by failing to publish to all Ford dealers all price concessions that were approved for any dealer. On February 7, 2014, the trial court granted plaintiffs’ motion for a new trial, but on December 11, 2014, the Ohio Court of Appeals reversed the order granting a new trial and reinstated a verdict in Ford’s favor. Plaintiffs sought further review in the Ohio Supreme Court, which was denied on July 8, 2015.

ITEM 1A. Risk Factors.
In Item 1A of our 2014 Form 10-K Report, we included the risk factor “New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.”  The following is an update to that risk factor:

In June 2015, the Consumer Financial Protection Bureau issued a final rule giving it authority to supervise the largest nonbank automotive finance companies, such as Ford Credit, which may lead to examinations of nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2015. The plan authorizes repurchases of up to 8.5 million shares of our Common Stock. During the second quarter of 2015, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	—	$—	—	8,500,000
May 1, 2015 through May 31, 2015	2,669,007	15.51	2,656,245	5,843,755
June 1, 2015 through June 30, 2015	3,293,747	15.13	3,293,747	2,550,008	(b)
Total/Average	5,962,754	$15.32	5,949,992
__________

(a)
In any given month, the difference between the total number of shares purchased and the total number of shares purchased as part of the publicly-announced plans or programs reflects shares that were acquired from our employees or directors related to certain exercises of stock options in accordance with our various compensation plans.

(b)	Shares were repurchased by July 7, 2015.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	July 28, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 28, 2015, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.