Form 10-Q
period 2015-09-30
FORD MOTOR CO
filed 2015-10-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of October 20, 2015, Ford had outstanding 3,897,778,098 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

64

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2015	2014	2015	2014
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$35,818	$32,779	$102,723	$102,020
Financial Services	2,326	2,141	6,584	6,187
Total revenues	38,144	34,920	109,307	108,207

Costs and expenses
Automotive cost of sales	31,493	30,197	90,797	92,465
Selling, administrative, and other expenses	3,731	3,484	11,058	10,332
Financial Services interest expense	592	673	1,846	2,034
Financial Services provision for credit and insurance losses	120	74	299	217
Total costs and expenses	35,936	34,428	104,000	105,048

Automotive interest expense	206	204	561	619

Automotive interest income and other income/(loss), net (Note 14)	446	255	908	739
Financial Services other income/(loss), net (Note 14)	97	90	241	245
Equity in net income of affiliated companies	314	388	1,237	874
Income before income taxes	2,859	1,021	7,132	4,398
Provision for/(Benefit from) income taxes (Note 16)	950	188	2,412	1,261
Net income	1,909	833	4,720	3,137
Less: Income/(Loss) attributable to noncontrolling interests	—	(2)	2	2
Net income attributable to Ford Motor Company	$1,909	$835	$4,718	$3,135

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 18)
Basic income	$0.48	$0.22	$1.19	$0.80
Diluted income	0.48	0.21	1.18	0.78

Cash dividends declared	0.15	0.125	0.45	0.375

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2015	2014	2015	2014
	Third Quarter		First Nine Months
	(unaudited)
Net income	$1,909	$833	$4,720	$3,137
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	(1,036)	(550)	(1,344)	(468)
Derivative instruments	374	(48)	208	(243)
Pension and other postretirement benefits	481	540	726	776
Total other comprehensive income/(loss), net of tax	(181)	(58)	(410)	65
Comprehensive income	1,728	775	4,310	3,202
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(2)	2	2
Comprehensive income attributable to Ford Motor Company	$1,727	$777	$4,308	$3,200

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2015	2014	2015	2014
	Third Quarter		First Nine Months
	(unaudited)
AUTOMOTIVE
Revenues	$35,818	$32,779	$102,723	$102,020
Costs and expenses
Cost of sales	31,493	30,197	90,797	92,465
Selling, administrative, and other expenses	2,538	2,489	7,840	7,516
Total costs and expenses	34,031	32,686	98,637	99,981

Interest expense	206	204	561	619

Interest income and other income/(loss), net (Note 14)	446	255	908	739
Equity in net income of affiliated companies	306	382	1,213	853
Income before income taxes — Automotive	2,333	526	5,646	3,012

FINANCIAL SERVICES
Revenues	2,326	2,141	6,584	6,187
Costs and expenses
Interest expense	592	673	1,846	2,034
Depreciation on vehicles subject to operating leases	956	808	2,630	2,256
Operating and other expenses	237	187	588	560
Provision for credit and insurance losses	120	74	299	217
Total costs and expenses	1,905	1,742	5,363	5,067

Other income/(loss), net (Note 14)	97	90	241	245
Equity in net income of affiliated companies	8	6	24	21
Income before income taxes — Financial Services	526	495	1,486	1,386

TOTAL COMPANY
Income before income taxes	2,859	1,021	7,132	4,398
Provision for/(Benefit from) income taxes (Note 16)	950	188	2,412	1,261
Net income	1,909	833	4,720	3,137
Less: Income/(Loss) attributable to noncontrolling interests	—	(2)	2	2
Net income attributable to Ford Motor Company	$1,909	$835	$4,718	$3,135

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$14,686	$10,757
Marketable securities	17,161	20,393
Finance receivables, net (Note 4)	85,208	81,111
Other receivables, net	13,373	11,708
Net investment in operating leases	26,907	23,217
Inventories (Note 6)	9,496	7,866
Equity in net assets of affiliated companies	3,505	3,357
Net property	30,137	30,126
Deferred income taxes	11,434	13,639
Other assets	7,524	6,353
Total assets	$219,431	$208,527

LIABILITIES
Payables	$22,386	$20,035
Other liabilities and deferred revenue (Note 7)	42,513	43,577
Debt (Note 9)	126,425	119,171
Deferred income taxes	529	570
Total liabilities	191,853	183,353

Redeemable noncontrolling interest (Note 10)	94	342

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,960 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,354	21,089
Retained earnings	27,489	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,442)	(20,032)
Treasury stock	(977)	(848)
Total equity attributable to Ford Motor Company	27,465	24,805
Equity attributable to noncontrolling interests	19	27
Total equity	27,484	24,832
Total liabilities and equity	$219,431	$208,527

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 11 for additional information on our VIEs.

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,443	$2,094
Finance receivables, net	44,036	39,522
Net investment in operating leases	11,266	9,631
Other assets	64	27
LIABILITIES
Other liabilities and deferred revenue	$30	$22
Debt	41,712	37,156

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$7,773	$4,567
Marketable securities	14,404	17,135
Total cash and marketable securities	22,177	21,702
Receivables, less allowances of $387 and $455	5,827	5,789
Inventories (Note 6)	9,496	7,866
Deferred income taxes	2,885	2,039
Net investment in operating leases	2,397	1,699
Other current assets	1,588	1,347
Total current assets	44,370	40,442
Equity in net assets of affiliated companies	3,356	3,216
Net property	30,003	29,795
Deferred income taxes	11,453	13,331
Other assets	3,544	2,798
Non-current receivable from Financial Services	—	497
Total Automotive assets	92,726	90,079
Financial Services
Cash and cash equivalents	6,913	6,190
Marketable securities	2,757	3,258
Finance receivables, net (Note 4)	91,968	86,141
Net investment in operating leases	24,510	21,518
Equity in net assets of affiliated companies	149	141
Other assets	3,476	3,613
Receivable from Automotive	853	527
Total Financial Services assets	130,626	121,388
Intersector elimination	(853)	(1,024)
Total assets	$222,499	$210,443
LIABILITIES
Automotive
Payables	$21,095	$18,876
Other liabilities and deferred revenue (Note 7)	17,509	17,934
Deferred income taxes	263	270
Debt payable within one year (Note 9)	1,590	2,501
Current payable to Financial Services	555	527
Total current liabilities	41,012	40,108
Long-term debt (Note 9)	11,208	11,323
Other liabilities and deferred revenue (Note 7)	23,210	23,793
Deferred income taxes	388	367
Non-current payable to Financial Services	298	—
Total Automotive liabilities	76,116	75,591
Financial Services
Payables	1,291	1,159
Debt (Note 9)	113,627	105,347
Deferred income taxes	2,946	1,849
Other liabilities and deferred income (Note 7)	1,794	1,850
Payable to Automotive	—	497
Total Financial Services liabilities	119,658	110,702
Intersector elimination	(853)	(1,024)
Total liabilities	194,921	185,269

Redeemable noncontrolling interest (Note 10)	94	342

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,960 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,354	21,089
Retained earnings	27,489	24,556
Accumulated other comprehensive income/(loss) (Note 13)	(20,442)	(20,032)
Treasury stock	(977)	(848)
Total equity attributable to Ford Motor Company	27,465	24,805
Equity attributable to noncontrolling interests	19	27
Total equity	27,484	24,832
Total liabilities and equity	$222,499	$210,443
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2015	2014
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$14,078	$12,339

Cash flows from investing activities
Capital spending	(5,358)	(5,309)
Acquisitions of finance receivables and operating leases	(43,762)	(39,368)
Collections of finance receivables and operating leases	28,632	27,607
Purchases of marketable securities	(29,493)	(37,788)
Sales and maturities of marketable securities	32,874	39,153
Settlements of derivatives	26	(46)
Other	417	157
Net cash provided by/(used in) investing activities	(16,664)	(15,594)

Cash flows from financing activities
Cash dividends	(1,785)	(1,470)
Purchases of Common Stock	(129)	(1,964)
Net changes in short-term debt	844	(2,792)
Proceeds from issuance of other debt	35,876	31,107
Principal payments on other debt	(27,366)	(22,504)
Other	(303)	36
Net cash provided by/(used in) financing activities	7,137	2,413

Effect of exchange rate changes on cash and cash equivalents	(622)	(306)

Net increase/(decrease) in cash and cash equivalents	$3,929	$(1,148)

Cash and cash equivalents at January 1	$10,757	$14,468
Net increase/(decrease) in cash and cash equivalents	3,929	(1,148)
Cash and cash equivalents at September 30	$14,686	$13,320

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2015		2014
	First Nine Months
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities (a)	$8,749	$4,297	$6,733	$3,878

Cash flows from investing activities
Capital spending	(5,324)	(34)	(5,236)	(73)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(43,762)	—	(39,368)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	28,632	—	27,607
Net change in wholesale and other receivables (b)	—	(1,552)	—	(729)
Purchases of marketable securities	(21,748)	(7,745)	(26,836)	(10,952)
Sales and maturities of marketable securities	24,636	8,238	30,061	9,092
Settlements of derivatives	(90)	116	115	(161)
Other	362	55	55	102
Investing activity (to)/from Financial Services (c)	2	—	178	—
Interest supplements and residual value support from Automotive (a)	—	2,584	—	2,457
Net cash provided by/(used in) investing activities	(2,162)	(13,468)	(1,663)	(12,025)

Cash flows from financing activities
Cash dividends	(1,785)	—	(1,470)	—
Purchases of Common Stock	(129)	—	(1,964)	—
Net changes in short-term debt	385	459	22	(2,814)
Proceeds from issuance of other debt	615	35,261	156	30,951
Principal payments on other debt	(1,945)	(25,421)	(829)	(21,675)
Other	(219)	(84)	122	(86)
Financing activity to/(from) Automotive (c)	—	(2)	—	(178)
Net cash provided by/(used in) financing activities	(3,078)	10,213	(3,963)	6,198

Effect of exchange rate changes on cash and cash equivalents	(303)	(319)	(86)	(220)

Net increase/(decrease) in cash and cash equivalents	$3,206	$723	$1,021	$(2,169)

Cash and cash equivalents at January 1	$4,567	$6,190	$4,959	$9,509
Net increase/(decrease) in cash and cash equivalents	3,206	723	1,021	(2,169)
Cash and cash equivalents at September 30	$7,773	$6,913	$5,980	$7,340
_________

(a)
Operating activities include outflows of $2,584 million and $2,457 million for the periods ended September 30, 2015 and 2014, respectively, of interest supplements and residual value support to Financial Services. Interest supplements and residual value support from Automotive to Financial Services are eliminated in the condensed consolidated statement of cash flows.

(b)	Reclassified to operating activities in the condensed consolidated statement of cash flows.

(c)	Eliminated in the condensed consolidated statement of cash flows.

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2014	$40	$21,089	$24,556	$(20,032)	$(848)	$24,805	$27	$24,832
Net income	—	—	4,718	—	—	4,718	2	4,720
Other comprehensive income/(loss), net of tax	—	—	—	(410)	—	(410)	—	(410)
Common stock issued (including share-based compensation impacts)	1	265	—	—	—	266	—	266
Treasury stock/other	—	—	—	—	(129)	(129)	(4)	(133)
Cash dividends declared	—	—	(1,785)	—	—	(1,785)	(6)	(1,791)
Balance at September 30, 2015	$41	$21,354	$27,489	$(20,442)	$(977)	$27,465	$19	$27,484

Balance at December 31, 2013	$40	$21,422	$23,386	$(18,230)	$(506)	$26,112	$33	$26,145
Net income	—	—	3,135	—	—	3,135	2	3,137
Other comprehensive income/(loss), net of tax	—	—	—	65	—	65	—	65
Common stock issued (including share-based compensation impacts)	—	258	—	—	—	258	—	258
Treasury stock/other	—	—	—	—	(1,964)	(1,964)	(4)	(1,968)
Cash dividends declared	—	—	(1,470)	—	—	(1,470)	(2)	(1,472)
Balance at September 30, 2014	$40	$21,680	$25,051	$(18,165)	$(2,470)	$26,136	$29	$26,165

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

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	September 30, 2015	December 31, 2014
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,885	$2,039
Automotive sector non-current deferred income tax assets	11,453	13,331
Financial Services sector deferred income tax assets (a)	164	185
Total	14,502	15,555
Reclassification for netting of deferred income taxes	(3,068)	(1,916)
Consolidated balance sheet presentation of deferred income tax assets	$11,434	$13,639

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$263	$270
Automotive sector non-current deferred income tax liabilities	388	367
Financial Services sector deferred income tax liabilities	2,946	1,849
Total	3,597	2,486
Reclassification for netting of deferred income taxes	(3,068)	(1,916)
Consolidated balance sheet presentation of deferred income tax liabilities	$529	$570
__________

(a)	Financial Services deferred income tax assets are included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB issued ASU 2015-14 to defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

The FASB also issued the following standards, none of which are expected to have a material impact to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2015-16	Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments	January 1, 2016
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-07	Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2015-11	Inventory - Simplifying the Measurement of Inventory	January 1, 2017
__________

(a)	Early adoption for each of the standards is permitted.

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

There have been no changes to the types of inputs used or the valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$—	$—	$—	$—	$—	$64	$—	$64
Non-U.S. government and agencies	—	422	—	422	—	122	—	122
Corporate debt	—	70	—	70	—	20	—	20
Total cash equivalents (a)	—	492	—	492	—	206	—	206
Marketable securities
U.S. government and agencies	609	3,434	—	4,043	969	5,789	—	6,758
Non-U.S. government and agencies	—	6,220	—	6,220	—	7,004	—	7,004
Corporate debt	—	3,568	—	3,568	—	2,738	—	2,738
Equities	217	—	—	217	322	—	—	322
Other marketable securities	—	356	—	356	—	313	—	313
Total marketable securities	826	13,578	—	14,404	1,291	15,844	—	17,135
Derivative financial instruments (b)	—	754	—	754	—	517	—	517
Total assets at fair value	$826	$14,824	$—	$15,650	$1,291	$16,567	$—	$17,858
Liabilities
Derivative financial instruments (b)	$—	$650	$1	$651	$—	$710	$3	$713
Total liabilities at fair value	$—	$650	$1	$651	$—	$710	$3	$713

Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government and agencies	$—	$307	$—	$307	$—	$341	$—	$341
Corporate debt	—	20	—	20	—	10	—	10
Total cash equivalents (a)	—	327	—	327	—	351	—	351
Marketable securities
U.S. government and agencies	105	319	—	424	17	1,251	—	1,268
Non-U.S. government and agencies	—	700	—	700	—	405	—	405
Corporate debt	—	1,613	—	1,613	—	1,555	—	1,555
Other marketable securities	—	20	—	20	—	30	—	30
Total marketable securities	105	2,652	—	2,757	17	3,241	—	3,258
Derivative financial instruments (b)	—	1,168	—	1,168	—	859	—	859
Total assets at fair value	$105	$4,147	$—	$4,252	$17	$4,451	$—	$4,468
Liabilities
Derivative financial instruments (b)	$—	$280	$—	$280	$—	$167	$—	$167
Total liabilities at fair value	$—	$280	$—	$280	$—	$167	$—	$167
__________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $6.2 billion and $3.3 billion for Automotive sector and $4.9 billion and $3.8 billion for Financial Services sector at September 30, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.1 billion and $1.1 billion for Automotive sector and $1.7 billion and $2 billion for Financial Services sector at September 30, 2015 and December 31, 2014, respectively.

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

Finance receivables, net were as follows (in millions):

	September 30, 2015	December 31, 2014
Consumer
Retail financing, gross	$61,241	$55,856
Unearned interest supplements	(2,117)	(1,760)
Consumer finance receivables	59,124	54,096
Non-Consumer
Dealer financing	32,151	31,340
Other financing	1,049	1,026
Non-Consumer finance receivables	33,200	32,366
Total recorded investment	$92,324	$86,462

Recorded investment in finance receivables	$92,324	$86,462
Allowance for credit losses	(356)	(321)
Finance receivables, net (a)	$91,968	$86,141

Net finance receivables subject to fair value (b)	$90,163	$84,468
Fair value	91,848	85,941
__________

(a)
On the consolidated balance sheet at September 30, 2015 and December 31, 2014, $6.8 billion and $5 billion, respectively, are reclassified to Other receivables, net, resulting in Finance receivables, net of $85.2 billion and $81.1 billion, respectively.

(b)
At September 30, 2015 and December 31, 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at September 30, 2015 and December 31, 2014, was $184 million and $191 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at September 30, 2015 and December 31, 2014 were consumer receivables of $27.7 billion and $24.4 billion, respectively, and non-consumer receivables of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 11 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $15 million and $17 million at September 30, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million at September 30, 2015 and December 31, 2014.

The aging analysis of our finance receivables balances were as follows (in millions):

	September 30, 2015	December 31, 2014
Consumer
31-60 days past due	$597	$718
61-90 days past due	94	97
91-120 days past due	25	29
Greater than 120 days past due	39	52
Total past due	755	896
Current	58,369	53,200
Consumer finance receivables	59,124	54,096

Non-Consumer
Total past due	127	117
Current	33,073	32,249
Non-Consumer finance receivables	33,200	32,366
Total recorded investment	$92,324	$86,462

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2015	December 31, 2014
Dealer Financing
Group I	$24,206	$23,125
Group II	6,379	6,350
Group III	1,458	1,783
Group IV	108	82
Total recorded investment	$32,151	$31,340

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2015 and December 31, 2014 was $375 million, or 0.6% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2015 and December 31, 2014 was $129 million, or 0.4% of non-consumer receivables, and $105 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2015			First Nine Months 2015
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$322	$13	$335	$305	$16	$321
Charge-offs	(85)	(2)	(87)	(235)	(3)	(238)
Recoveries	29	1	30	90	4	94
Provision for credit losses	80	2	82	190	(2)	188
Other (a)	(4)	—	(4)	(8)	(1)	(9)
Ending balance (b)	$342	$14	$356	$342	$14	$356

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$323	$12	$335
Specific impairment allowance				19	2	21
Ending balance (b)				342	14	356

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				58,749	33,071	91,820
Specifically evaluated for impairment				375	129	504
Recorded investment				59,124	33,200	92,324

Ending balance, net of allowance for credit losses				$58,782	$33,186	$91,968
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $403 million.

	Third Quarter 2014			First Nine Months 2014
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$303	$24	$327	$327	$30	$357
Charge-offs	(67)	(2)	(69)	(200)	(7)	(207)
Recoveries	33	2	35	101	8	109
Provision for credit losses	42	(3)	39	82	(10)	72
Other (a)	(6)	(1)	(7)	(5)	(1)	(6)
Ending balance (b)	$305	$20	$325	$305	$20	$325

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$283	$19	$302
Specific impairment allowance				22	1	23
Ending balance (b)				305	20	325

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				53,150	31,176	84,326
Specifically evaluated for impairment				421	115	536
Recorded investment				53,571	31,291	84,862

Ending balance, net of allowance for credit losses				$53,266	$31,271	$84,537
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $356 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

All inventories are stated at the lower of cost or market. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 32% and 28% of total inventories at September 30, 2015 and December 31, 2014, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	September 30, 2015	December 31, 2014
Raw materials, work-in-process, and supplies	$4,280	$3,822
Finished products	6,222	5,022
Total inventories under FIFO	10,502	8,844
LIFO adjustment	(1,006)	(978)
Total inventories	$9,496	$7,866

NOTE 7. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	September 30, 2015	December 31, 2014
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$7,496	$7,846
Deferred revenue	4,906	3,923
Employee benefit plans	1,348	1,994
Accrued interest	195	222
Other postretirement employee benefits (“OPEB”)	376	397
Pension (a)	307	374
Other	2,881	3,178
Total Automotive other liabilities and deferred revenue	17,509	17,934
Non-current
Pension (a)	9,209	9,721
OPEB	5,708	5,991
Dealer and dealers’ customer allowances and claims	3,042	2,852
Deferred revenue	2,874	2,686
Employee benefit plans	1,109	1,149
Other	1,268	1,394
Total Automotive other liabilities and deferred revenue	23,210	23,793
Total Automotive sector	40,719	41,727
Financial Services Sector	1,794	1,850
Total Company	$42,513	$43,577
__________

(a)
Balances at September 30, 2015 reflect net pension liabilities at December 31, 2014, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, cash contributions, and an adjustment recorded in the first quarter of 2015 (see Note 8 for additional information). The discount rate and rate of expected return assumptions are unchanged from year-end 2014.

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
Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$147	$127	$133	$118	$15	$13
Interest cost	454	498	236	302	59	68
Expected return on assets	(689)	(678)	(346)	(383)	—	—
Amortization of:
Prior service costs/(credits)	38	38	13	15	(51)	(58)
(Gains)/Losses	116	52	200	149	36	24
Separation programs/other	6	8	11	15	(1)	1
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—
Settlements	—	—	9	—	—	—
Total expense/(income)	$72	$45	$256	$216	$58	$48

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Service cost	$440	$380	$401	$356	$45	$40
Interest cost	1,363	1,494	707	904	178	202
Expected return on assets	(2,066)	(2,034)	(1,038)	(1,145)	—	—
Amortization of:
Prior service costs/(credits)	116	116	36	42	(154)	(172)
(Gains)/Losses	348	155	604	445	107	73
Separation programs/other	7	9	30	54	1	1
Recognition of (gains)/losses due to:
Curtailments	—	—	—	—	—	—
Settlements	—	—	9	14	—	—
Total expense/(income)	$208	$120	$749	$670	$177	$144

Pension Plan Contributions

In 2015, we expect to contribute $1.1 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory contributions), and to make about $400 million of benefit payments to participants in unfunded plans, for a total of $1.5 billion. In the first nine months of 2015, we contributed about $900 million to our worldwide funded pension plans and made about $300 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

The carrying value of debt was $126.4 billion and $119.2 billion at September 30, 2015 and December 31, 2014, respectively. The carrying value of Automotive sector and Financial Services sector debt was as follows (in millions):

Automotive Sector	September 30, 2015	December 31, 2014
Debt payable within one year
Short-term	$709	$373
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	—	1,187
Other debt	290	350
Total debt payable within one year	1,590	2,501
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,634
DOE ATVM Incentive Program	3,390	3,833
Other debt	1,675	1,000
Unamortized (discount)/premium	(451)	(144)
Total long-term debt payable after one year	11,208	11,323
Total Automotive sector	$12,798	$13,824

Fair value of Automotive sector debt (a)	$14,048	$15,553

Financial Services Sector
Short-term debt
Unsecured debt	$9,624	$9,761
Asset-backed debt	1,877	1,377
Total short-term debt	11,501	11,138
Long-term debt
Unsecured debt
Notes payable within one year	7,885	8,795
Notes payable after one year	47,531	43,087
Asset-backed debt
Notes payable within one year	18,462	16,738
Notes payable after one year	27,553	25,216
Unamortized (discount)/premium	(40)	(55)
Fair value adjustments (b)	735	428
Total long-term debt	102,126	94,209
Total Financial Services sector	$113,627	$105,347

Fair value of Financial Services sector debt (a)	$114,712	$107,758
__________

(a)
The fair value of debt includes $518 million and $131 million of Automotive sector short-term debt and $9.6 billion and $9.8 billion of Financial Services sector short-term debt at September 30, 2015 and December 31, 2014, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

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

NOTE 11. VARIABLE INTEREST ENTITIES

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $274 million and $307 million at September 30, 2015 and December 31, 2014, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to income	$(60)	$(61)	$(196)	$99
Ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	25	168	170	107
Commodity contracts	(22)	(28)	(47)	7
Total	$(57)	$79	$(73)	$213

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$94	$79	$271	$220
Ineffectiveness (b)	10	(2)	6	8
Derivatives not designated as hedging instruments
Interest rate contracts	(22)	(10)	(83)	(37)
Foreign currency exchange contracts	40	52	40	22
Cross-currency interest rate swap contracts	63	118	75	102
Total	$185	$237	$309	$315
__________

(a)
For the third quarter and first nine months of 2015, $453 million gain and a $86 million gain, respectively, were recorded in Other comprehensive income. For the third quarter and first nine months of 2014, $128 million loss and a $336 million loss, respectively, were recorded in Other comprehensive income.

(b)
For the third quarter and first nine months of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $373 million gain and $345 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $363 million loss and $339 million loss, respectively. For the third quarter and first nine months of 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $88 million loss and $179 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $86 million gain and $171 million loss, respectively.

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

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	September 30, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$10,232	$510	$422	$15,434	$359	$517

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	15,059	243	205	12,198	157	129
Commodity contracts	490	1	24	693	1	67
Total derivative financial instruments, gross	$25,781	754	651	$28,325	517	713
Counterparty netting and collateral (a)		(514)	(514)		(463)	(463)
Total derivative financial instruments, net		$240	$137		$54	$250

Financial Services Sector
Fair value hedges
Interest rate contracts	$26,323	$848	$4	$23,203	$602	$38

Derivatives not designated as hedging instruments
Interest rate contracts	56,173	216	174	56,558	168	89
Foreign currency exchange contracts	1,189	7	1	1,527	18	1
Cross-currency interest rate swap contracts	2,615	97	101	2,425	71	39
Total derivative financial instruments, gross	$86,300	1,168	280	$83,713	859	167
Counterparty netting and collateral (a)		(189)	(189)		(136)	(136)
Total derivative financial instruments, net		$979	$91		$723	$31
__________

(a)	At September 30, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of Accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(2,655)	$(1,664)	$(2,348)	$(1,746)
Gains/(Losses) on foreign currency translation	(1,037)	(550)	(1,344)	(434)
Less: Tax/(Tax benefit)	—	—	—	53
Net gains/(losses) on foreign currency translation	(1,037)	(550)	(1,344)	(487)
(Gains)/Losses reclassified from AOCI to income (a)	—	—	—	19
Other comprehensive income/(loss), net of tax (b)	(1,037)	(550)	(1,344)	(468)
Ending balance	$(3,692)	$(2,214)	$(3,692)	$(2,214)

Derivative instruments (c)
Beginning balance	$(308)	$(155)	$(142)	$40
Gains/(Losses) on derivative instruments	453	(128)	86	(336)
Less: Tax/(Tax benefit)	196	(35)	86	(125)
Net gains/(losses) on derivative instruments	257	(93)	—	(211)
(Gains)/Losses reclassified from AOCI to income	60	61	196	(99)
Less: Tax/(Tax benefit)	(57)	16	(12)	(67)
Net (gains)/losses reclassified from AOCI to net income (d)	117	45	208	(32)
Other comprehensive income/(loss), net of tax	374	(48)	208	(243)
Ending balance	$66	$(203)	$66	$(203)

Pension and other postretirement benefits
Beginning balance	$(17,297)	$(16,288)	$(17,542)	$(16,524)
Gains/(Losses) arising during the period	4	—	(765)	(13)
Less: Tax/(Tax benefit)	—	—	(269)	(5)
Net gains/(losses) arising during the period	4	—	(496)	(8)
Amortization of prior service costs/(credits) (e)	—	(5)	(2)	(14)
Amortization of (gains)/losses (e)	352	225	1,059	673
Recognition of (gains)/losses due to curtailments (e)	—	—	—	—
Recognition of (gains)/losses due to settlements (e)	9	—	9	14
Less: Tax/(Tax benefit)	86	52	362	185
Net amortization and (gains)/losses reclassified from AOCI to net income	275	168	704	488
Translation impact on non-U.S. plans	202	372	518	296
Other comprehensive income/(loss), net of tax	481	540	726	776
Ending balance	$(16,816)	$(15,748)	$(16,816)	$(15,748)

Total AOCI ending balance at September 30	$(20,442)	$(18,165)	$(20,442)	$(18,165)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)	In the third quarter of 2015, there was a $1 million gain attributable to noncontrolling interests.

(c)
We expect to reclassify existing net gains of $73 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Investment-related interest income	$60	$65	$161	$145
Interest income/(expense) on income taxes	—	(3)	1	34
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	189	7	146	7
Gains/(Losses) on changes in investments in affiliates	—	—	18	1
Gains/(Losses) on extinguishment of debt	—	—	1	(5)
Royalty income	149	142	448	444
Other	48	44	133	113
Total	$446	$255	$908	$739

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Investment-related interest income	$21	$14	$58	$35
Interest income/(expense) on income taxes	(3)	1	(9)	(9)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	10	(1)	16	7
Insurance premiums earned	32	31	97	94
Other	37	45	79	118
Total	$97	$90	$241	$245

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

Separation-related costs (excluding pension costs) totaled $1.1 billion and were recorded in Automotive cost of sales and Selling, administrative and other expenses. These costs include both the costs associated with voluntary separation programs in the United Kingdom and involuntary employee actions at Genk, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Beginning balance	$173	$643	$730	$497
Changes in accruals	(5)	146	(11)	365
Payments	(74)	(30)	(599)	(99)
Foreign currency translation	—	(57)	(26)	(61)
Ending balance	$94	$702	$94	$702

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

Separation-related costs recorded in Automotive cost of sales and Selling, administrative and other expenses, include both the costs associated with voluntary separation programs, and involuntary employee actions in Australia, as well as payments to suppliers. The separation-related activity recorded in Other liabilities and deferred revenue for the period ended September 30 was as follows (in millions):

	Third Quarter	First Nine Months
	2015	2015
Beginning balance	$126	$111
Changes in accruals	5	36
Payments	(6)	(16)
Foreign currency translation	(11)	(17)
Ending balance	$114	$114

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

Nemak, S.A.B. de C.V. (“Nemak”).  Prior to July 1, 2015, Nemak (formerly named Tenedora Nemak, S.A. de C.V.) was a joint venture between Ford and Mexican conglomerate Alfa, S.A.B. de C.V.  Nemak supplies aluminum engine and other components from its plants located in regions in which we do business.  Ford and Alfa terminated the joint venture agreement, and in July 2015 Nemak completed an initial public offering (“IPO”) of its common stock, and Ford’s ownership interest in Nemak was diluted.  As a result of the IPO and the termination of the joint venture agreement, we no longer account for Nemak using the equity method of accounting.  Instead, we account for our Nemak shares as marketable securities.  The initial pre-tax gain of $166 million from the IPO and subsequent mark-to-market adjustments for our Nemak shares are reported in Automotive interest income and other income/(loss), net.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,909	$835	$4,718	$3,135
Effect of dilutive 2016 Convertible Notes (a) (b)	—	12	—	36
Diluted income	$1,909	$847	$4,718	$3,171

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,969	3,861	3,968	3,915
Net dilutive options and unvested restricted stock units	30	48	34	47
Dilutive 2016 Convertible Notes (b)	—	101	—	100
Diluted shares	3,999	4,010	4,002	4,062
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
Third Quarter 2015
Revenues	$23,663	$1,582	$6,998	$930	$2,645	$—	$—	$35,818
Income/(Loss) before income taxes	2,670	(163)	(182)	(15)	20	(163)	166	2,333
Total assets at September 30	62,349	4,707	15,345	1,297	9,028	—	—	92,726

Third Quarter 2014
Revenues	$19,942	$2,335	$6,844	$1,077	$2,581	$—	$—	$32,779
Income/(Loss) before income taxes	1,410	(170)	(439)	(15)	44	(144)	(160)	526
Total assets at September 30	60,158	6,710	15,079	1,258	8,068	—	—	91,273

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Nine Months 2015
Revenues	$67,019	$4,589	$20,859	$2,891	$7,365	$—	$—	$102,723
Income/(Loss) before income taxes	6,607	(537)	(381)	18	315	(542)	166	5,646

First Nine Months 2014
Revenues	$61,495	$6,337	$22,680	$3,404	$8,104	$—	$—	$102,020
Income/(Loss) before income taxes	5,350	(975)	(619)	62	494	(537)	(763)	3,012

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SEGMENT INFORMATION (Continued)

	Financial Services Sector				Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
Third Quarter 2015
Revenues	$2,368	$—	$(42)	$2,326	$—	$38,144
Income/(Loss) before income taxes	541	(14)	(1)	526	—	2,859
Total assets at September 30	131,490	2	(866)	130,626	(3,921)	219,431

Third Quarter 2014
Revenues	$2,214	$37	$(110)	$2,141	$—	$34,920
Income/(Loss) before income taxes	498	(3)	—	495	—	1,021
Total assets at September 30	121,216	391	(1,135)	120,472	(2,910)	208,835

	Financial Services Sector				Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
First Nine Months 2015
Revenues	$6,822	$—	$(238)	$6,584	$—	$109,307
Income/(Loss) before income taxes	1,530	(43)	(1)	1,486	—	7,132

First Nine Months 2014
Revenues	$6,427	$105	$(345)	$6,187	$—	$108,207
Income/(Loss) before income taxes	1,431	(45)	—	1,386	—	4,398
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	September 30, 2015	December 31, 2014
Maximum potential payments	$392	$592
Carrying value of recorded liabilities related to guarantees and limited indemnities	16	17

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non‑pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non‑pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.3 billion.

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

Our estimates of warranty and field service action obligations are accounted for primarily in Other liabilities and deferred revenue for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2015	2014
Beginning balance	$4,785	$3,927
Payments made during the period	(2,036)	(2,186)
Changes in accrual related to warranties issued during the period	1,523	1,506
Changes in accrual related to pre-existing warranties	495	1,522
Foreign currency translation and other	(192)	(67)
Ending balance	$4,575	$4,702

Excluded from the table above are costs accrued for customer satisfaction actions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 27, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our third quarter and first nine months 2015 pre-tax results and net income were as follows:

	Third Quarter		First Nine Months
	2015	Better/(Worse) 2014	2015	Better/(Worse) 2014	Memo: Full Year 2014
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Pre-tax results
Automotive sector pre-tax results (excl. special items)	$2,167	$1,481	$5,480	$1,705	$4,488
Financial Services sector pre-tax results	526	31	1,486	100	1,794
Total Company pre-tax results (excl. special items)	2,693	1,512	6,966	1,805	6,282
Special items - Automotive sector	166	326	166	929	(1,940)
Total Company pre-tax results (incl. special items)	2,859	1,838	7,132	2,734	4,342
(Provision for)/Benefit from income taxes	(950)	(762)	(2,412)	(1,151)	(1,156)
Net income	1,909	1,076	4,720	1,583	3,186
Less: Income/(Loss) attributable to noncontrolling interests	—	2	2	—	(1)
Net income attributable to Ford	$1,909	$1,074	$4,718	$1,583	$3,187

Discussion of Automotive sector, Financial Services sector, and Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted. References to records by Automotive segments—North America, South America, Europe, Middle East & Africa, and Asia Pacific—are since at least 2000 when we began reporting specific business unit results.

The third quarter of 2015 was a record third quarter for Company pre-tax profit and Automotive operating-related cash flow, and was North America’s best quarter ever. Europe has not had a better quarter since 2009 and the third quarter of 2015 was Ford Credit’s best quarter since 2011.

The third quarter 2014 provision for income taxes included $245 million benefit resulting from a change in our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law. For the full year 2015, we now expect our operating effective tax rate to be about 30%. This continues to assume extension of U.S. research credit legislation in the fourth quarter of 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details Automotive sector pre-tax special items in each category:

	Third quarter		First Nine Months		Memo: Full Year 2014
	2015	2014	2015	2014
	(Mils.)	(Mils.)	(Mils.)	(Mils.)	(Mils.)
Personnel and Dealer-Related Items
Separation-related actions (a)	$—	$(160)	$—	$(434)	$(685)
Other Items
Nemak IPO	166	—	166	—	—
Venezuela accounting change	—	—	—	—	(800)
Ford Sollers equity impairment	—	—	—	(329)	(329)
2016 Convertible Notes settlement	—	—	—	—	(126)
Total Other Items	166	—	166	(329)	(1,255)
Total Special Items	$166	$(160)	$166	$(763)	$(1,940)
__________

(a)	Primarily related to separation costs for personnel at the Genk and U.K. facilities.

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

◦
Net Interest - primarily measures profit variance driven by changes in our Automotive sector’s centrally-managed net interest, which consists of interest expense, interest income, fair market value adjustments on our cash equivalents and marketable securities portfolio (excluding strategic equity investments held in marketable securities), and other adjustments

◦	Other - items not included in the causal factors defined above

The charts on the following pages detail third quarter 2015 key metrics and the change in third quarter 2015 pre-tax results compared with third quarter 2014 by causal factor for our Automotive sector and its operating segments—North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SECTOR
3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
1,493
1,596
$32.8
$35.8
2.5%
6.5%
$686
$2,167
2014
2015
2014
2015
2014
2015
2014
2015
YTD:
4,743
4,860
$102.0
$102.7
4.2%
5.9%
$3,775
$5,480

3Q	2014	2015
Global Industry SAAR (Mils)	87.1	88.1
Global Market Share	7.3%	7.6%

The key market factors and financial metrics for our Automotive business in the third quarter are shown above.

Wholesale volume, revenue, operating margin, and pre-tax results were each higher in the quarter than last year.

We estimate that global industry SAAR in the quarter was 88.1 million units, up slightly from a year ago. We grew our global market share for the third consecutive quarter; at 7.6%, it was up three-tenths of a percentage point compared to a year ago. Our share improved in North America, South America, and Europe.

In the first nine months of the year, all of our key financial metrics improved. Our pre-tax profit through the first nine months was higher than our pre-tax profit for the full year in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$1,481
Industry $379
Share 243
Stocks 421
Mix / Other 629
Material Excl. Commodities $(1,194)
Commodities 355
Warranty / Freight / Other 418
Mfg. / Engineering $(407)
Advert. & Sales Promo. (104)
Other 58
$686
$2,167
$1,672
$791
$(421)
$(453)
$(96)
$(12)
Market Factors
Total Cost
3Q 2014
3Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Net Interest / Other
B / (W) 2Q 2015
$(210)
$(216)
$(88)
$42
$199
$(55)
$(92)

As shown above, our Automotive pre-tax profit improved $1.5 billion, more than tripling the result from a year ago. Favorable market factors far exceeded cost increases.

Total costs and expenses. In the third quarter of 2015 and 2014, total costs and expenses, including special items, for our Automotive sector were $34 billion and $32.7 billion, respectively, a difference of $1.3 billion; for the first nine months of 2015 and 2014, these were $98.6 billion and $100 billion, respectively, a difference of $1.4 billion. An explanation of these changes is shown below (in billions):

	2015 Lower/(Higher) 2014
Explanation of change:	Third Quarter	First Nine Months
Volume and mix, exchange, and other	$(0.6)	$4.0
Contribution costs
Material excluding commodities	(1.2)	(2.8)
Commodities	0.4	0.5
Warranty/Freight/Other	0.4	1.2
Structural costs	(0.5)	(1.9)
Special items	0.2	0.4
Total	$(1.3)	$1.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

3Q 2015 PRE-TAX RESULTS BY SEGMENT (MILS)

$2,167
$2,670
$(163)
$(182)
$(15)
$20
$(163)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) 3Q 2014	$ 1,481	$1,260	$ 7	$ 257	$ -	$ (24)	$(19)
B / (W) 2Q 2015	(210)	73	22	(168)	31	(172)	4

Shown above are Automotive pre-tax results by business unit, along with Other Automotive, which is mainly net interest expense.

North America’s record pre-tax profit drove the outstanding result in the quarter for the Automotive sector.

As shown below the chart, North America and the combined results of our other business units improved compared to last year.

For the full year, we continue to expect to achieve top-line growth in a global industry that we expect to be about flat, including improving our global market share on the strength of our 24 global product launches last year and the 16 launches in 2015.

We also expect a stronger bottom line for the full year, including higher Automotive operating margin and pre-tax profit. We continue to expect full year Automotive net interest expense to be about $650 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
665
771
$19.9
$23.7
7.1%
11.3%
$1,410
$2,670
2014
2015
2014
2015
2014
2015
2014
2015
YTD: 2,142
2,265
$61.5
$67.0
8.7%
9.9%
$5,350
$6,607

3Q	2014	2015
NA Industry SAAR (Mils)	20.7	22.0
NA Market Share	13.8%	14.1%
U.S. Industry SAAR (Mils)	17.2	18.3
U.S. Market Share	14.1%	14.7%

F-650 / F-750

Shown above are the key metrics for North America for the third quarter of 2015. Wholesale volume, revenue, operating margin, and pre-tax profit were higher than a year ago. Operating margin exceeded 11% for the second straight quarter and averaged 9.9% year to date.

North America SAAR and Ford market share improved compared with a year ago; U.S. SAAR totaled 18.3 million units, up 1.1 million units. North America market share improved and U.S. market share rose six-tenths of a percentage point, to 14.7%, due to better availability of F-150 and the continued strength of Explorer.

U.S. retail share increased four-tenths of a percentage point, to 13.3%, driven by strong demand for our newest products, including F-150, Explorer, Edge, and Mustang.

In the first nine months of 2015, each of North America’s key metrics improved from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$1,260
$1,410
$2,670
Industry $407
Share 217
Stocks 398
Mix / Other 547
$1,569
$405
$(427)
$(318)
$(70)
$101
3Q 2014
3Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
B / (W) 2Q 2015
$73
$(179)
$(120)
$134
$197
$9
$32

Favorable volume and mix and higher net pricing drove North America’s pre-tax profit higher than a year ago. Higher costs and unfavorable exchange were partial offsets.

Now at full production, F-150 volume increased by over 45,000 units year-over-year and contributed substantially to the improvement in market factors.

We continue to expect North America to have a very strong year, with substantial top-line growth.

We also continue to expect North America’s full year pre-tax profit to exceed last year’s result with an operating margin at the upper end of our guidance of 8.5% to 9.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
113
102
$2.3
$1.6
(7.3)%
(10.3)%
$(170)
$(163)
2014
2015
2014
2015
2014
2015
2014
2015
YTD:
331
301
$6.3
$4.6
(15.4)%
(11.7)%
$(975)
$(537)

Focus

3Q	2014	2015
SA Industry SAAR (Mils)	5.0	4.0
SA Market Share	8.8%	10.2%
Brazil Industry SAAR (Mils)	3.2	2.4
Brazil Market Share	9.1%	11.0%

Our pre-tax result in the third quarter of 2015 was about the same as last year for South America, even as the business environment continued to deteriorate. Wholesale volume, revenue, and operating margin were each lower than a year ago.

Ford’s market share in the region, at 10.2%, was up 1.4 percentage points due to continued strong performance in Brazil with the all-new Ka.

South America industry SAAR, at 4.0 million units, was down one million units. Most of the decline was in Brazil.

Despite the tough conditions, South America’s pre-tax loss for the first nine months was nearly 45% better than the first nine months of last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $(146)
Share 64
Stocks 11
Mix / Other 6
$7
$(170)
$(163)
$(65)
$134
$22
$(17)
$(86)
$19
3Q 2014
3Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

	3Q 2014	3Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
B / (W) 2Q 2015		$22	$16	$28	$87	$(30)	$(43)	$(36)

South America’s third quarter 2015 pre-tax result was about the same as a year ago, as higher market share and net pricing were offset by lower industry and unfavorable exchange.

Our team in the region continues to work on all areas of the business to counter the effects of the difficult external environment and position ourselves to recover quickly once conditions begin to improve. For the full year, we continue to expect our pre-tax loss to improve compared with 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales* (000)
321
375
Revenue (Bils)
$6.9
$7.0
Operating Margin (Pct)
(6.4)%
(2.6)%
Pre-Tax Results (Mils)
$(439)
$(182)
2014 2015 2014 2015 2014 2015 2014 2015
YTD: 1,064 1,140 $22.7 $20.9 (2.7)% (1.8)% $(619) $(381)

Mondeo

3Q	2014	2015
EUR Industry SAAR (Mils)	18.2	19.3
EUR Market Share	7.6%	7.9%
EUR 20 Industry SAAR (Mils)	14.5	16.2
EUR 20 Market Share	8.4%	8.2%

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 15,000 units in 3Q 2014 and 19,000 units in 3Q 2015). 2014 includes about 13,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these above mentioned sales

Europe wholesale volume, revenue, operating margin, and our pre-tax results each improved in the third quarter from a year ago. The Europe SAAR increased by 1.1 million units, with the Europe 20 market, at 16.2 million units, more than explaining the increase.

Our total Europe market share in the region was up three-tenths of a percentage point to 7.9%, reflecting geographic mix. In the third quarter and year to date, Ford was Europe’s bestselling commercial vehicle brand, reflecting the strength of our renewed Transit line-up and Ranger.

With the exception of revenue, which was impacted adversely by the strong U.S. dollar, metrics for the first nine months of the year were better than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $141
Share (38)
Stocks 123
Mix / Other (21)
$257
$(439)
$(182)
$205
$262
$(72)
$(35)
$12
$(115)
3Q 2014
3Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

	3Q 2014	3Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
B / (W) 2Q 2015		$(168)	$(52)	$(42)	$(82)	$13	$26	$(31)

As shown above, Europe’s loss in the third quarter was reduced as favorable market factors flowed through to the bottom line.

As we implement our Europe Transformation Plan, we continue to expect our full year pre-tax loss for 2015 to improve compared with 2014, as we continue to progress toward profitability in this important region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA
3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
48
42
2014
2015
YTD: 148
133
Revenue
(Bils)
$1.1
$0.9
2014
2015
$3.4
$2.9
Operating Margin
(Pct)
(1.4)%
(1.6)%
2014
2015
1.8%
0.6%
Pre-Tax Results
(Mils)
$(15)
$(15)
2014
2015
$62
$18

Ecosport

3Q	2014	2015
MEA Industry SAAR (Mils)	4.2	4.2
MEA Market Share	5.0%	4.4%

In Middle East & Africa, we announced in the quarter our partnership with a local assembler to produce Ranger trucks in Nigeria.

Our pre-tax result in the third quarter of 2015 was flat from a year-ago, reflecting higher net pricing offset by lower volume. Wholesale volume, revenue, and operating margin each declined compared to a year ago.

For the full year, we continue to expect to deliver about breakeven results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC

3Q 2015 KEY METRICS COMPARED WITH 2014

Wholesales* (000)
346
306
Revenue (Bils)
$2.6
$2.6
Operating Margin (Pct)
1.7%
0.8%
Pre-Tax Results (Mils)
$44
$20
$298**
$253**
2014
2015
2014
2015
2014
2015
2014
2015
YTD: 1,058
1,021
$8.1
$7.3
6.1%
4.3%
$494
$315

Figo

3Q	2014	2015
AP Industry SAAR (Mils)	39.0	38.6
AP Market Share	3.6%	3.5%
China Industry SAAR (Mils)	23.8	23.1
China Market Share	4.7%	4.7%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 255,000 units in 3Q 2014 and 221,000 units in 3Q 2015); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income.

In the third quarter of 2015, Asia Pacific’s wholesale volume, operating margin, and pre-tax profit were all lower compared to last year. Although revenue was unchanged, at constant exchange it increased by 12%. Wholesale volume was down 12%, reflecting a reduction in dealer stock to targeted levels and a supplier part constraint that has been resolved.

Our China joint ventures contributed $253 million to pre-tax profit this quarter, reflecting our equity share of their after-tax earnings; this was $45 million lower than last year.

We estimate third quarter SAAR for the region at 38.6 million units, down 0.4 million units from a year ago, more than explained by a 0.7 million unit decline in China industry SAAR, which totaled 23.1 million units.

Asia Pacific regional market share was 3.5% in the quarter; China market share was 4.7%, unchanged from a year ago.

In the first nine months, Asia Pacific’s metrics were each lower than a year ago, mainly reflecting investments in the products we are launching this year and dealer stock reductions to align with the lower China industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $ (6)
Share 16
Stocks (128)
Mix / Other 117
$44
$20
$(24)
$(1)
$(39)
$74
$(85)
$22
$5
3Q 2014
3Q 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

	3Q 2014	3Q 2015	Volume / Mix	Net Pricing	Contribution Cost	Structural Cost	Exchange	Other
B / (W) 2Q 2015		$(172)	$(27)	$32	$(87)	$1	$(43)	$(48)

As shown above, third quarter profit in Asia Pacific was about the same as a year ago.

Market factors were slightly unfavorable, including a reduction in dealer stocks to targeted levels, compared to an increase a year ago; this was offset partially by favorable mix due to our recently launched three-row Edge. Volume also was affected adversely by the supplier-related constraint.

We continue to expect Asia Pacific to have a strong year, marked by a very strong fourth quarter. This will be driven by new products, including the all-new three-row Edge, Figo, Everest, Lincoln MKX, the new Ranger, and the soon-to-be launched all-new Taurus.

We also expect to benefit from a recently announced purchase tax reduction in China on vehicles with 1.6 liter or smaller engines, which we expect will provide a lift in sales across the industry. Such vehicles account for about 70% of our sales in China.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the change in third quarter 2015 pre-tax results compared with third quarter 2014 by causal factor.

FORD CREDIT

3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$43
$498
$541
$115
$11
$(47)
$(13)
$(34)
$11
3Q 2014
3Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

	3Q 2014	3Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 2Q 2015		$35	$34	$36	$(28)	$(41)	$(3)	$37

Receivables (Bils)	3Q 2014	3Q 2015
Net*	$106	$117
Managed**	110	122

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

Ford Credit’s pre-tax profit improved compared with a year ago as a result of favorable volume and mix, reflecting primarily higher consumer finance receivables globally and an increase in leasing in North America.

Higher credit losses, primarily in North America, were a partial offset, reflecting higher charge-offs and an increase in the reserve, which remains at a low absolute level.

Ford Credit’s origination practices remain consistent, and its balance sheet is strong. Ford Credit is a strategic part of Ford that provides world-class financial services to our dealers and customers.

For the full year, Ford Credit continues to expect pre-tax profit to be equal to or higher than 2014. Ford Credit now expects year-end managed receivables of $124 billion to $127 billion.

Ford Credit continues to expect distributions of about $250 million this year. Ford Credit expects its managed leverage to remain temporarily above its 8:1 to 9:1 target range as a result of the translation effect of the strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit’s receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2015	December 31, 2014
Net Receivables (a)
Finance receivables - North America
Consumer - Retail financing	$48.6	$44.1
Non-Consumer
Dealer financing (b)	22.9	22.5
Other	0.9	1.0
Total finance receivables - North America	72.4	67.6
Finance receivables - International
Consumer - Retail financing	12.7	11.8
Non-Consumer
Dealer financing (b)	9.8	9.3
Other	0.3	0.3
Total finance receivables - International	22.8	21.4
Unearned interest supplements	(2.1)	(1.8)
Allowance for credit losses	(0.4)	(0.3)
Finance receivables, net	92.7	86.9
Net investment in operating leases	24.5	21.5
Total net receivables	$117.2	$108.4

Managed Receivables
Total net receivables	$117.2	$108.4
Unearned interest supplements and residual support	4.5	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.3	0.1
Total managed receivables	$122.4	$112.8
__________

(a)	At September 30, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $27.7 billion and
$24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in Ford Credit’s financial statements. In addition, at September 30, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $11.3 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in Ford Credit’s financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

(b)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Managed receivables at September 30, 2015 increased from year-end 2014, driven by growth in all products globally, offset partially by the exchange rate impact of the strong U.S. dollar.

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

Automotive gross cash includes cash and cash equivalents and marketable securities, net of any securities-in-transit. Automotive gross cash is detailed below as of the dates shown (in billions):

	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents	$7.8	$4.6	$6.0
Marketable securities	14.4	17.1	16.9
Total cash and marketable securities	22.2	21.7	22.9
Securities-in-transit (a)	—	—	(0.1)
Automotive gross cash	$22.2	$21.7	$22.8
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive gross cash at September 30, 2015, 85% was held by consolidated entities domiciled in the United States.

Automotive gross cash and liquidity as of the dates shown were as follows (in billions):

	September 30, 2015	December 31, 2014	September 30, 2014
Automotive gross cash	$22.2	$21.7	$22.8
Available credit lines
Revolving credit facility, unutilized portion	10.3	10.1	10.1
Local lines available to foreign affiliates, unutilized portion	0.7	0.6	0.7
Automotive liquidity	$33.2	$32.4	$33.6

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

Changes in Automotive gross cash are summarized below (in billions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Automotive gross cash at end of period	$22.2	$22.8	$22.2	$22.8
Automotive gross cash at beginning of period	20.7	25.8	21.7	24.8
Change in Automotive gross cash	$1.5	$(3.0)	$0.5	$(2.0)

Automotive pre-tax profits (excluding special items)	$2.2	$0.7	$5.5	$3.8
Capital spending	(1.8)	(1.8)	(5.3)	(5.2)
Depreciation and tooling amortization	1.1	1.1	3.2	3.1
Changes in working capital (a)	0.3	(1.5)	0.5	(0.5)
Other/Timing differences (b)	1.0	0.8	1.3	1.9
Automotive operating-related cash flows	2.8	(0.7)	5.2	3.1

Separation payments	(0.1)	—	(0.6)	(0.1)
Net receipts from Financial Services sector (c)	—	0.2	—	0.4
Other	(0.1)	(0.3)	(0.4)	(0.2)
Cash flow before other actions	2.6	(0.8)	4.2	3.2

Changes in debt	(0.5)	(0.3)	(0.9)	(0.7)
Funded pension contributions	—	(0.3)	(0.9)	(1.1)
Dividends/Other items	(0.6)	(1.6)	(1.9)	(3.4)
Change in Automotive gross cash	$1.5	$(3.0)	$0.5	$(2.0)
_________

(a)	Working capital comprised of changes in receivables, inventory, and trade payables.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

					Memo:
	Third Quarter		First Nine Months		Full Year
	2015	2014	2015	2014	2014
Net cash provided by/(used in) operating activities	$4.2	$0.6	$8.7	$6.7	$8.8
Items included in operating-related cash flows
Capital spending	(1.8)	(1.8)	(5.3)	(5.2)	(7.4)
Proceeds from the exercise of stock options	—	0.1	0.1	0.2	0.2
Net cash flows from non-designated derivatives	(0.1)	—	(0.1)	0.1	0.2
Items not included in operating-related cash flows
Separation payments	0.1	—	0.6	0.1	0.2
Funded pension contributions	—	0.3	0.9	1.1	1.5
Tax refunds, tax payments, and tax receipts from affiliates	—	—	—	(0.2)	(0.2)
Other	0.4	0.1	0.3	0.3	0.3
Operating-related cash flows	$2.8	$(0.7)	$5.2	$3.1	$3.6

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

At September 30, 2015, the utilized portion of the revolving credit facility was $48 million, representing amounts utilized for letters of credit.

Other Automotive Credit Facilities. At September 30, 2015, we had about $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $764 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	September 30, 2015	December 31, 2014
Automotive gross cash	$22.2	$21.7
Less:
Long-term debt	11.2	11.3
Debt payable within one year	1.6	2.5
Total debt	12.8	13.8
Net cash	$9.4	$7.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive debt at September 30, 2015 was $1 billion lower than it was at December 31, 2014. The reduction primarily reflects debt repayments, offset partially by the addition of the external debt of our Ford Sollers joint venture as a result of the consolidation of the joint venture on March 31, 2015 and higher local funding in Brazil.

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

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full year 2015, its global public term funding issuances through October 26, 2015, and for full year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast	Through October 26	Full-Year 2014	Full-Year 2013
Unsecured	$ 15-16	$14	$13	$11
Securitizations (a)	13-15	11	15	14
Total	$ 28-31	$25	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through October 26, 2015, Ford Credit completed about $25 billion of funding in the public term markets, consisting of about $14 billion of unsecured debt and about $11 billion of public asset-backed security (“ABS”) debt in the United States, Canada, Europe, and China.

For 2015, Ford Credit projects full year public term funding in the range of $28 billion to $31 billion, consisting of $15 billion to $16 billion of unsecured debt and $13 billion to $15 billion of public securitizations.

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
$11
$9
Year-End 2014
38%
$122
$2
$6
$48
$57
$6
$12
$9
3Q 2015
39%
$124 – 127
~$2
~$6
$49-51
$60-62
~$6
~$12
$11-12
Year-End 2015 Fcst.
~40%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

The chart above shows the trends in funding for Ford Credit’s managed receivables.

At the end of the third quarter of 2015, managed receivables were $122 billion, and Ford Credit ended the quarter with $9 billion in cash. Securitized funding was 39% of managed receivables.

Ford Credit is projecting 2015 year-end managed receivables of $124 billion to $127 billion and securitized funding as a percentage of managed receivables to be at about 40%. Ford Credit expects this percentage to decline over time. Quarterly movements of this percentage reflect the calendarization of Ford Credit’s funding plan.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$9.2	$8.9
Committed ABS lines (b)	32.1	33.7
FCE/Other unsecured credit facilities	2.0	1.6
Ford revolving credit facility allocation	3.0	2.0
Total liquidity sources	46.3	46.2

Utilization of Liquidity
Securitization cash (c)	(2.8)	(2.4)
Committed ABS lines	(17.5)	(15.3)
FCE/Other unsecured credit facilities	(0.3)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(20.6)	(18.1)
Gross liquidity	25.7	28.1
Adjustments (d)	(0.4)	(1.6)
Net liquidity available for use	$25.3	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)
Committed ABS lines are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE Bank plc (“FCE”) access to the Bank of England’s Discount Window Facility.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of September 30, 2015, Ford Credit’s liquidity remains strong at $25.3 billion. Ford Credit’s sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation.

As of September 30, 2015, Ford Credit’s liquidity sources including cash totaled $46.3 billion, up about $100 million from year end. Ford Credit is focused on maintaining a strong liquidity position to meet its business and funding requirements through economic cycles.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30, 2015	December 31, 2014
Total debt (a)	$113.3	$105.0
Equity	11.8	11.4
Financial statement leverage (to 1)	9.6	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30, 2015	December 31, 2014
Total debt (a)	$113.3	$105.0
Adjustments for cash (b)	(9.2)	(8.9)
Adjustments for derivative accounting (c)	(0.7)	(0.4)
Total adjusted debt	$103.4	$95.7

Equity	$11.8	$11.4
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted equity	$11.4	$11.0
Managed leverage (to 1) (d)	9.1	8.7
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2015, Ford Credit’s managed leverage was 9.1:1, compared with 8.7:1 at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At September 30, 2015, Total equity attributable to Ford Motor Company was $27.5 billion, an increase of $2.7 billion compared with December 31, 2014. The increase primarily reflects favorable changes in Retained earnings of $2.9 billion related to Net income attributable to Ford Motor Company of $4.7 billion in the first nine months of 2015, net of cash dividends declared of $1.8 billion; favorable changes in Capital in excess of par value of stock related to compensation-related equity issuances of $265 million; offset by unfavorable changes in Accumulated other comprehensive income/(loss) of $410 million; and unfavorable changes in Treasury Stock of $129 million related to stock repurchases.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015:

•	On October 9, 2015, DBRS confirmed its ratings for Ford and Ford Credit, and changed the outlook to positive from stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Positive	BBB (low)	R-3	Positive	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Stable	BBB-	A-3	Stable	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

Our third quarter 2015 production volumes and fourth quarter 2015 projected production volumes are as follows (in thousands):

	2015
	Third Quarter Actual		Fourth Quarter Forecast
	Units	O/(U) 2014	Units	O/(U) 2014
North America	792	97	780	82
South America	85	(12)	70	(35)
Europe	377	51	390	62
Middle East & Africa	22	2	20	1
Asia Pacific	341	(11)	430	54
Total	1,617	127	1,690	164

OUTLOOK

2015 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2015 include the following:

				Memo:
	2014	2015		2015 First
	Full Year	Full Year		Nine Months	GDP Growth
	Results	Plan	Outlook	Results	Outlook
Planning Assumptions (Mils.)
Industry Volume -- U.S.	16.8	17.0 - 17.5	About 17.7	17.7	About 2.5%
-- Europe 20	14.6	14.8 - 15.3	About 16.0	15.9	Improving to about 1.8%
-- China	24.0	24.5 - 26.5	About 24.0	23.6	About 7%

Key Metrics
Automotive (Compared with 2014):
- Revenue (Bils.)	$135.8	Higher	On Track	$102.7

- Operating Margin	3.9%	Higher	On Track	5.9%

- Operating-Related Cash Flow (Bils.) (a)	$3.6	Higher	On Track	$5.2

Ford Credit (Compared with 2014):
- Pre-Tax Profit (Bils.)	$1.9	Equal To Or Higher	On Track	$1.5

Total Company:
- Pre-Tax Profit (Bils.) (a)	$6.3	$8.5 - $9.5	On Track	$7.0
__________

(a)	Excludes special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

We remain on track to deliver our financial guidance in 2015; we expect 2015 to be a breakthrough year.

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of September 30, 2015, was an asset of $126 million compared with a liability of $130 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be about $2 billion at September 30, 2015, compared with $2.1 billion at December 31, 2014.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2015 was a liability of $23 million, compared with a liability of $66 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $47 million at September 30, 2015, compared with $63 million at December 31, 2014.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2015, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $31 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2015, Ford Credit launched the first phase of a new securitization system for its U.S. wholesale securitization transactions. In subsequent periods, the remaining phases of the securitization system will be launched.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Notice of Violation to Ford Chicago Assembly Plant. On August 17, 2015, the U.S. Environmental Protection Agency (the “EPA”) issued a notice of violation to our Chicago Assembly Plant. The EPA alleges that the plant violated several requirements related to its air permits. Monetary sanctions, if any, have not yet been determined.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2015. The plan authorized repurchases of up to 8.5 million shares of our Common Stock. During the second quarter of 2015, we repurchased 5,949,992 shares of our Common Stock as part of the anti-dilutive share repurchase program. During the third quarter of 2015, we completed the program by repurchasing shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	2,552,612	$14.81	2,550,008	—
August 1, 2015 through August 31, 2015	1,926	14.80	—	—
September 1, 2015 through September 30, 2015	—			—
Total/Average	2,554,538	$14.81	2,550,008
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	October 27, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 27, 2015, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.