Form 10-K
period 2015-12-31
FORD MOTOR CO
filed 2016-02-11
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, Ford had outstanding 3,899,403,544 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.01 per share), the aggregate market value of such Common Stock was $58,530,047,195.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2015 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 12, 2016 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of February 4, 2016, Ford had outstanding 3,898,661,179 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($11.53 per share), the aggregate market value of such Common Stock was $44,951,563,394.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

93

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global automotive and mobility company based in Dearborn, Michigan. With about 199,000 employees and 67 plants worldwide, our core business includes designing, manufacturing, marketing, financing, and servicing a full line of Ford cars, trucks, SUVs, and electrified vehicles, as well as Lincoln luxury vehicles. At the same time, we are aggressively pursuing emerging opportunities through Ford Smart Mobility, our plan to be a leader in connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics. We provide financial services through Ford Motor Credit Company LLC (“Ford Credit”).

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

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

The reportable segments within our Automotive and Financial Services sectors at December 31, 2015 were as described in the table below:

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

Financial Services:	Ford Credit	Primarily includes vehicle-related financing and leasing activities.

AUTOMOTIVE SECTOR

General

Our vehicle brands are Ford and Lincoln.  In 2015, we sold approximately 6,635,000 vehicles at wholesale throughout the world.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, 2015, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2015
Ford	10,727
Ford-Lincoln (combined)	884
Lincoln	360
Total	11,971

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

The worldwide automotive industry is affected significantly by general economic conditions over which we have little control.  Vehicles are durable goods, and consumers have latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth,

Item 1. Business (Continued)

geopolitical events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of financing and fuel).  As we have seen in the United States and Europe, in particular, the number of cars and trucks sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

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

Our industry has a very competitive pricing environment, driven in part by industry excess capacity, which is concentrated in Europe and Asia but affects other markets because much of this capacity can be redirected to other markets. The decline in the value of the yen during the past four years also has contributed significantly to competitive pressures in many of our markets. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.  A discussion of our strategies to compete in this pricing environment is set forth in the “Overview” section in Item 7.

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

Item 1. Business (Continued)

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We have approximately 38,500 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over five years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

Warranty Coverage, Field Service Actions, and Customer Satisfaction Actions.  We provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls, emission recalls, and other product campaigns), and for customer satisfaction actions.

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 27 of the Notes to the Financial Statements.

Item 1. Business (Continued)

Industry Volume, Market Share, and Wholesales

Our industry volume, market share, and wholesale unit volume in each region and in certain key markets within each region during the past three years were as follows:

	Industry Volume (a)			Market Share (b)			Wholesales (c)
	(in millions of units)			(as a percentage)			(in thousands of units)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
United States	17.8	16.8	15.9	14.7%	14.7%	15.7%	2,677	2,457	2,608
Canada	1.9	1.9	1.8	14.4	15.5	15.9	285	288	283
Mexico	1.4	1.2	1.1	6.7	6.9	8.0	93	77	91
North America	21.5	20.2	19.1	14.0	14.2	15.2	3,073	2,842	3,006

Brazil	2.6	3.5	3.8	10.4%	9.4%	9.4%	250	320	364
Argentina	0.6	0.7	0.9	14.8	14.1	12.6	94	94	118
South America	4.2	5.3	5.9	9.6	8.9	8.9	381	463	538

Britain	3.1	2.8	2.6	14.3%	14.4%	14.6%	447	425	379
Germany	3.5	3.4	3.3	7.3	7.1	6.9	261	237	227
Russia	1.6	2.5	2.8	2.4	2.6	3.8	38	57	105
Turkey	1.0	0.8	0.9	12.6	11.7	12.9	128	91	114
Europe (d)	19.2	18.6	18.3	7.7	7.2	7.3	1,530	1,387	1,317

Middle East & Africa	4.3	4.3	3.9	4.5%	4.6%	5.0%	187	192	199

China (e)	25.1	24.0	22.2	4.5%	4.5%	4.1%	1,160	1,116	936
Australia	1.2	1.1	1.1	6.1	7.2	7.7	71	80	85
India	3.4	3.2	3.3	2.1	2.4	2.5	78	77	80
ASEAN (f)	3.0	3.2	3.5	3.3	3.1	2.7	94	94	99
Asia Pacific (g)	40.5	39.7	37.8	3.5	3.5	3.3	1,464	1,439	1,270

Global	89.5	88.1	85.0	7.3%	7.1%	7.3%	N/A	N/A	N/A
Total Company	N/A	N/A	N/A	N/A	N/A	N/A	6,635	6,323	6,330
______________

(a)
Industry volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe and is based, in part, on estimated vehicle registrations.

(b)
Market share represents reported retail sales of our brands as a percent of total industry volume in the relevant market or region. Market share is based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

(c)
Wholesale unit volume includes sales of medium and heavy trucks. Wholesale unit volume includes all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed for other manufacturers, and local brand units produced by our unconsolidated Chinese joint venture Jiangling Motors Corporation, Ltd. (“JMC”) that are sold to dealerships. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volume. Revenue from certain vehicles in wholesale unit volume (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue.

(d)
Amounts shown are based on total Europe. We previously reported these amounts on a Europe 20 basis, which consisted of Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Switzerland, and the United Kingdom. Europe 20 industry volume was 16.0 million, 14.6 million, and 13.8 million in 2015, 2014, and 2013, respectively. Europe 20 market share was 8.0%, 7.9%, and 7.8% in 2015, 2014, and 2013, respectively.

(e)
China industry volume and market share for years shown above are based on estimated wholesales. In 2016, we will begin using estimated vehicle registrations as a basis for calculating industry volume and market share. China industry volume, based on estimated vehicle registrations, was 23.5 million units in 2015.

(f)	ASEAN includes Indonesia, Philippines, Thailand, Vietnam, and Malaysia.

(g)	Asia Pacific market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.

Item 1. Business (Continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company LLC

Our wholly-owned subsidiary Ford Credit offers a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers.  Ford Credit earns its revenue primarily from payments made under retail installment sale and lease contracts that it originates and purchases; interest rate supplements and other support payments from us and our subsidiaries; and payments made under dealer financing programs.

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and operating leases which it classifies into two portfolios— “consumer” and “non-consumer.”  Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of our vehicles from dealers for personal and commercial use.  Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers. Finance receivables in the non-consumer portfolio include products offered to automotive dealers. Ford Credit makes wholesale loans to dealers to finance the purchase of vehicle inventory (i.e., floorplan financing), as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily related to the sale of parts and accessories to dealers, receivables from Ford-related loans, and certain used vehicles from daily rental fleet companies.

Ford Credit does business in the United States and Canada through business centers. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operations are managed through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”). Within Europe, FCE’s largest markets are the United Kingdom and Germany, representing 67% of FCE’s finance receivables and operating leases.

The following table shows Ford Credit’s financing shares of new Ford and Lincoln vehicles sold in the United States and new Ford vehicles sold in Europe, as well as its wholesale financing shares of new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe:

	Years Ended December 31,
	2015	2014	2013
United States - Financing Share
Retail installment and lease	47%	45%	40%
Wholesale	76	77	77

Europe - Financing Share
Retail installment and lease	37%	36%	34%
Wholesale	98	98	98

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

On April 30, 2015, we entered into an Amended and Restated Relationship Agreement with Ford Credit, pursuant to which, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5:1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5:1.  No capital contributions have been made pursuant to this agreement.  The agreement also limits to $3 billion the amount Ford Credit may borrow under our Third Amended and Restated Credit Agreement dated as of April 30, 2015. In a separate agreement with FCE, Ford Credit also has agreed to maintain FCE’s net worth in excess of $500 million; no payments have been made pursuant to that agreement.

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

Vehicle Emissions Control

U.S. Requirements – Federal Emission Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. In 2014, the U.S. Environmental Protection Agency (“EPA”) finalized new “Tier 3” regulations that phase in increasingly stringent motor vehicle emission standards beginning with the 2017 model year; compliance with these standards could be challenging. Compliance with automobile emission standards depends in part on the widespread availability of high-quality and consistent automotive fuels that the vehicles were designed to use. Fuel variables that can affect vehicle emissions include ethanol content, octane ratings, and the use of metallic-based fuel additives, among other things. There are various ongoing regulatory and judicial proceedings related to fuel quality at the national and state level, and the outcome of these proceedings could affect vehicle manufacturers’ warranty costs as well as their ability to comply with vehicle emission standards.

U.S. Requirements – California and Other State Emission Standards.  Pursuant to the Clean Air Act, California may establish its own unique vehicle emission standards; the California standards can also be adopted by other states. The California Air Resources Board (“CARB”) has adopted “LEV III” standards, which took effect with the 2015 model year and impose increasingly stringent tailpipe and evaporative emissions requirements for light and medium duty vehicles. Thirteen states, primarily located in the Northeast and Northwest, have adopted the LEV III standards.

The California vehicle emissions program also includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”). The current ZEV regulations mandate substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles, particularly for the 2018–2025 model years. By the 2025 model year, approximately 15% of a manufacturer’s total California sales volume will need to be made up of such vehicles. Compliance with ZEV rules could have a substantial adverse effect on our sales volumes and profits. We are concerned that the market and infrastructure in California may not support the large volume of advanced-technology vehicles that manufacturers will be required to produce, especially if gasoline prices remain relatively low. We also are concerned about enforcement of the ZEV mandate in other states that have adopted California’s ZEV program, where the existence of a market for such vehicles is even less certain. CARB conducts periodic reviews of its upcoming ZEV requirements, taking into account factors such as technology developments and market acceptance. Ford and the industry will be active participants in such reviews, with the goal of ensuring that ZEV requirements are feasible and not excessively burdensome.

European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new Stage 6 emission standards took effect for vehicle registrations starting in September 2014, with a second phase beginning in September 2017.  These standards will drive the need for additional diesel exhaust after-treatment, which will add cost and potentially impact the diesel CO2 advantage.  The European Commission has also proposed new Real Driving Emission (RDE) rules, which will require manufacturers to conduct on-road emission tests using portable emission analyzers. These on-road emission tests will complement the laboratory-based tests. During the initial phase, which started in January 2016, the RDE tests are used for monitoring purposes. Beginning in September 2017, manufacturers will have to reduce the divergence between the regulatory limit that is tested in laboratory conditions and the values of RDE tests (“conformity factors”). The additional costs associated with conducting the RDE tests and complying with the conformity factors are expected to be significant.

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China adopted emission regulations for large cities based on European Stage V emission standards. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles and European-based standards for diesel vehicles.  Although these countries have adopted regulations based on UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for

Item 1. Business (Continued)

these markets.  Canadian criteria emissions regulations are aligned with U.S. Tier 2 requirements. In July 2015, the Canadian federal government amended the On-Road Vehicle and Engine Emission Regulations and the Sulphur in Gasoline Regulations to align Canadian emission standards with the U.S. Tier 3 regulations discussed above.

Not all countries have adopted appropriate fuel quality standards to accompany the stringent emission standards adopted.  This could lead to compliance problems, particularly if on-board diagnostic or in-use surveillance requirements are implemented.

Brazil and Chile have introduced stringent emission and on-board diagnostic standards based on the European Stage 5 standards for light duty vehicles and Stage V standards for heavy duty vehicles.  In Brazil, more stringent on-board diagnostic standards for diesel light duty vehicles will be introduced in 2017. Argentina is phasing in European Stage 5 standards for all new light duty vehicle registrations by 2017 and European Stage V standards for heavy duty vehicles by 2018.

Global Developments. In September 2015, the EPA and CARB announced that they were investigating a major competitor in connection with its alleged use of “defeat devices” in hundreds of thousands of light-duty diesel vehicles. The announcement triggered similar investigations of the competitor by regulators in other countries. Defeat devices are elements of design (typically embedded in software) that improperly cause the emission control system to function less effectively during normal on-road driving than during an official laboratory emissions test, without justification. They are prohibited by law in many jurisdictions, including the United States and Europe. We do not use defeat devices in our vehicles.

The investigations by the EPA and CARB of our competitor have led to increased scrutiny of automakers’ emission testing by regulators around the world. The EPA began carrying out additional non-standard tests as part of its vehicle certification program, following an announcement in September 2015. The EU accelerated efforts to finalize its RDE testing program as described above. Several European countries, including France and Germany, are conducting non-standard emission tests and meeting with manufacturers to discuss the results.

Vehicle Fuel Economy and Greenhouse Gas Standards

U.S. Requirements – Light Duty Vehicles.  Federal law requires that light duty vehicles meet minimum corporate average fuel economy (“CAFE”) standards set by the National Highway Traffic Safety Administration (“NHTSA”). Manufacturers are subject to substantial civil penalties if they fail to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the five succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer’s fleet of domestic passenger cars, imported passenger cars, and light duty trucks.

The EPA also regulates vehicle greenhouse gas (“GHG”) emissions under the Clean Air Act. Because the vast majority of GHGs emitted by a vehicle are the result of fuel combustion, GHG emission standards effectively are fuel economy standards. Thus, it is necessary for NHTSA and EPA to coordinate with each other on their fuel economy and GHG standards, respectively, to avoid potential inconsistencies.

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

The One National Program standards become increasingly stringent over time, and they will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. The rules provide for a midterm evaluation process under which, by 2018, EPA and NHTSA will re-evaluate their standards for model years 2022–2025 in order to ensure that those standards are feasible and optimal in light of intervening events. We are particularly concerned about the commercial feasibility of meeting the 2022–2025 model year GHG and CAFE standards, and therefore the midterm evaluation process is very important to Ford and the auto industry. Ford’s ability to comply with the 2022–2025 model year standards remains unclear because of the many unknowns regarding technology development, market conditions, and other factors so far

Item 1. Business (Continued)

into the future. We intend to be an active participant in the midterm evaluation process for these standards. Our concern about the feasibility of the fuel economy and GHG standards also extends to some of the pre-2022 model year standards, which are not covered by the midterm evaluation.

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

California has asserted the right to regulate motor vehicle GHG emissions, and other states have asserted the right to adopt the California standards. With the adoption of the federal One National Program standards discussed above, California and the other states have agreed that compliance with the federal program would satisfy compliance with any purported state GHG requirements for the 2012–2025 model years. This avoids a patchwork of potentially conflicting federal and state GHG standards. Should California and other states ever renew their efforts to enforce state-specific motor vehicle GHG rules, this would impose significant costs on automotive manufacturers.

U.S. Requirements – Heavy Duty Vehicles. EPA and NHTSA have jointly promulgated GHG and fuel economy standards on heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. EPA and NHTSA are expected to finalize new rules in 2016 setting GHG and fuel economy standards for these vehicles, covering model years 2019–2027. As the heavy-duty standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 that limits the industry fleet average to a maximum of 130 grams per kilometer (“g/km”), using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions (“eco-innovations”), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets, with fees ranging from €5 to €95 per vehicle per g/km shortfall in the years 2012–2018, and €95 per g/km shortfall beginning in 2019. Pooling agreements between different manufacturers are possible, although it is not clear that these will be of much practical benefit under the regulations. Starting in 2020, an industry target of 95 g/km has been set. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland has introduced similar rules, which began phasing-in starting in July 2012 with the same targets (which likely also will include a 2020 target of 95 g/km), although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impact our average fleet performance.

In separate legislation, “complementary measures” have been mandated, including requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament have approved a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in from 2014–2017), and 147 g/km in 2020; it is likely that other European countries, like Switzerland, will implement similar rules but under even more difficult conditions. This regulation also provides different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for “multi-stage vehicles” (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, “super-credits” for vehicles below 50 g/km, and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

The United Nations has a project underway to develop a new technical regulation for passenger car emissions and CO2. This new world light duty test procedure (“WLTP”) is focused primarily on better aligning laboratory CO2 and fuel consumption figures with customer-reported figures. The introduction of WLTP in Europe is likely to require updates to CO2 labeling as early as 2018 and could increase certain consumer label values. Costs associated with new or incremental testing for WLTP could be significant. The European Commission continues to apply political pressure for mandatory WLTP testing for regulated emissions and CO2 starting in September 2017. The European Commission has assured equivalent stringency to the existing fleet average rules for each automobile manufacturer if the 2020 fleet average targets are required to be measured on WLTP instead of under the current European New European Driving Cycle (“NEDC”) requirements.

Item 1. Business (Continued)

Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling.  For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions.  The EU CO2 requirements are likely to trigger further measures. To limit GHG emissions, the EU directive on mobile air conditioning currently requires the replacement of the current refrigerant with a lower “global warming potential” refrigerant for new vehicle types, and for all newly registered vehicles starting in January 2017. A refrigerant change adds considerable costs along the whole manufacturing chain.

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year.  The standards track the U.S. EPA GHG regulations for the 2012–2016 model years.  In October 2014, the Canadian federal government published the final changes to the regulation for light duty vehicles, which maintain alignment with U.S. EPA vehicle GHG standards for the 2017–2025 model years. The final regulation for 2014–2018 heavy duty vehicles was published in February 2013. In October 2014, the Canadian federal government published the Notice of Intent to regulate heavy duty vehicles and engines for model year 2019 and beyond, which tracks U.S. EPA standards.

Mexico adopted fuel economy/CO2 standards, based on the U.S. One National Program framework, that took effect in 2014.

Many Asia Pacific countries (such as Australia, China, India, South Korea, Taiwan, and Vietnam) are developing or enforcing fuel efficiency or labeling targets. For example, South Korea has set fuel efficiency targets for 2020, with incentives for early adoption. China published standards for Stage IV fuel efficiency targets for 2016–2020. The fuel efficiency targets will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for all light-duty vehicles. Brazil has required inclusion of emission classification on fuel economy labels since January 2016. Brazil also published a new automotive regime establishing a minimum absolute CAFE value as a function of Fleet Corporate Average Mass for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction. Additional tax reductions are available if further fuel efficiency improvements are achieved. A severe penalty system will apply to qualified manufacturers failing to meet fuel efficiency requirements for the 2013–2017 sales period. Brazil reduced import tax on electric and hybrid cars. The tax rate, which was 35%, will vary from zero to 7%, depending on a vehicle’s energy efficiency. Chile introduced a tax based on urban fuel consumption and NOx emission for light and medium vehicles beginning in late 2014. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

In the Middle East, the Kingdom of Saudi Arabia introduced new light duty vehicle fuel economy standards, which are patterned after the U.S. CAFE standard structure, with fuel economy targets following the design of the U.S. 2012–2016 fuel economy standards. The standards became effective on January 1, 2016 and will be fully phased in by the end of 2017.

Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emission and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance issue exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Other National Requirements.  The EU and many countries have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced United Nations Economic Commission for Europe (“UN-ECE”) regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New safety and recall requirements in China, India, and Gulf Cooperation Council countries also

Item 1. Business (Continued)

may add substantial costs and complexity to our global recall practice. In South America, additional safety requirements are being introduced or proposed in Argentina, Brazil, Chile, Colombia, Ecuador, and Uruguay, influenced by The New Car Assessment Programme for Latin America and the Caribbean (“Latin NCAP”), which may be a driver for similar actions in other countries. In Canada, regulatory requirements are currently aligned with U.S. regulations. However, recent amendments to the Canadian Motor Vehicle Safety Act have introduced broad powers to the Minister of Transport to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it would be in the interest of safety.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Automotive
North America	96	90
South America	15	16
Europe (a)	53	47
Middle East & Africa	3	3
Asia Pacific	25	25
Financial Services
Ford Credit	7	6
Total	199	187
__________________________

(a)	2015 includes employees of Ford Sollers, our joint-venture in Russia that was consolidated effective March 31, 2015.

The year-over-year increase in employment primarily reflects hiring in North America to support product-led growth initiatives and increased vehicle production.

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

In 2015, we entered into a four-year collective bargaining agreement with the UAW covering approximately 53,000 employees in the United States. The terms of the agreement provide us with opportunities to improve our productivity and put us on common footing with our domestic competitors regarding labor cost structure. Overall, including the ratification and lump sum bonuses, our U.S. labor costs are expected to increase by less than 1.5% a year during the term of the agreement.

In 2015, we also entered into collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Brazil, France, Germany, India, Mexico, New Zealand, Romania, Taiwan, Thailand and the United Kingdom.

In 2016, we will negotiate collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Brazil, Canada, France, Germany, Italy, Mexico, Romania, Russia, South Africa, Taiwan and Thailand.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products.  Engineering, research, and development expenses for 2015, 2014, and 2013 were $6.7 billion, $6.7 billion, and $6.2 billion, respectively.

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

Lower-than-anticipated market acceptance of Ford’s new or existing products or services. Although we conduct extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks.  The success of Ford Smart Mobility, our plan for connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics, likewise depends on many factors, including the amount of capital we invest, advancements in technology, regulatory changes, and other factors that are difficult to predict that may significantly affect the future of mobility.  With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded.

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

Item 1A. Risk Factors (Continued)

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2015 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 31 million units in 2015. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

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

Concerns persist regarding the sustainability of the European currency area (“euro area”) and of the larger European Union, which includes the United Kingdom. The pending decision by the U.K. electorate on whether to remain in the European Union has exacerbated concerns regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. The exit of the United Kingdom from the European Union would have less extreme but still significant implications. Such scenarios—or the perception that such developments are imminent—could adversely affect the value of our euro- and pound-denominated assets and obligations. In addition, such developments could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

In addition, we have operations in various markets with volatile economic or political environments and are pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. government, other governments and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Item 1A. Risk Factors (Continued)

Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions. The automotive industry supply base experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, we have had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, suppliers may continue to exit certain lines of business or close facilities due to economic concerns, management turnover, or other reasons. In such cases, we generally experience additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on our financial condition and results of operations.

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

Labor or other constraints on Ford’s ability to maintain competitive cost structure. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. We negotiated a four-year agreement with the UAW in 2015 and will negotiate a new agreement with Unifor (formerly the Canadian Auto Workers Union) in 2016.  Although we have negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. As a practical matter, these agreements may restrict our ability to close plants and divest businesses. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities.

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

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2015, we had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2015, we renewed for an additional three-year period our tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. The renewal is subject to shareholder approval at our annual meeting in May 2016.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may be in tension with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to our vehicles could increase the risk of defects or customer dissatisfaction. In 2014 and 2015, there was an unprecedented increase in the number of vehicles involved in safety recalls by manufacturers in the United States. The increase reflects NHTSA’s continued expansion of its definition of safety defects under the Safety Act. In addition, NHTSA’s enforcement strategy shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. These recall and warranty costs could be exacerbated to the extent they relate to global platforms. Furthermore, launch delays or recall actions also could adversely affect our reputation or market acceptance of our products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products or services.”

Item 1A. Risk Factors (Continued)

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

The U.S. government has initiated an enforcement action against a major competitor in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world. This may lead to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” above. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales.

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

Item 1A. Risk Factors (Continued)

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of our manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against us concerning our calculation of federal incentives we received, and certain states have challenged the grant to us of tax incentives by the state of Bahia, including a constitutional challenge of state incentives that is pending in Brazil’s Supreme Court. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition and results of operations. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and “Item 3. Legal Proceedings” for a discussion of tax proceedings in Brazil and the potential requirement for us to post collateral.

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

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier. We are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of our facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could impact production capability, harm our reputation and/or subject us to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under our Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (the “revolving credit facility”), we are able to borrow, repay, and then re-borrow up to $13.4 billion. Certain of our subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide commitments under the revolving credit facility, our subsidiaries’ standby or revolving credit facilities, or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see “Liquidity and Capital Resources” in Item 7 and Note 13 of the Notes to the Financial Statements.

Item 1A. Risk Factors (Continued)

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

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

New or increased credit regulations, consumer or data protection regulations, or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Item 1A. Risk Factors (Continued)

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Dodd-Frank Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing. Effective August 31, 2015, the CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

In addition, the Dodd-Frank Act provides that a nonbank financial company could be designated a “systemically important financial institution” by the Financial Stability Oversight Council and thus be subject to supervision by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a nonbank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank—such as the ability to offer Federal Deposit Insurance Corporation (“FDIC”) insured deposits.

The Dodd-Frank Act also creates an alternative liquidation framework under which the FDIC may be appointed as receiver of a nonbank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC’s powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit’s funding activities, regardless of whether Ford Credit ever is determined to be subject to the Dodd-Frank Act’s alternative liquidation framework.

In some countries outside the United States, some of Ford Credit’s subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital and liquidity. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Compliance with these laws and regulations imposes additional costs on Ford Credit and affects the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit’s profitability.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and engineering centers.

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. About half of our distribution centers are leased (we own approximately 50% of the total square footage, and lease the balance). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

We and the entities that we consolidated as of December 31, 2015 use eight regional engineering, research, and development centers, and 67 manufacturing plants as shown in the table below:

Segment	Plants
North America	29
South America	8
Europe	16
Middle East & Africa	2
Asia Pacific	12
Total	67

Included in the number of plants shown above are plants that are operated by us or our consolidated joint ventures that support our Automotive sector. The significant consolidated joint ventures and the number of plants each owns are as follows:

•
Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner), and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda.  In addition to domestic assembly, FLH imports Ford brand built-up vehicles from the Asia Pacific region, Europe, and the United States. The joint venture operates one plant in Taiwan.

•
Ford Sollers Netherlands B.V. (“Ford Sollers”) — a 50/50 joint venture between Ford and Sollers OJSC (“Sollers”), in which Ford has control. The joint venture primarily is engaged in manufacturing a range of Ford passenger cars and light commercial vehicles for sale in Russia, and has an exclusive right to manufacture, assemble, and distribute certain Ford vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture has been approved to participate in Russia’s industrial assembly regime, which qualifies it for reduced import duties for parts imported into Russia. In addition to its three existing manufacturing facilities in Russia, Ford Sollers launched an engine plant in Russia in 2015.

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Diesel Song Cong One Member Limited Liability Company (a subsidiary of the Vietnam Engine and Agricultural Machinery Corporation, which in turn is owned by the State of Vietnam represented by the Ministry of Industry and Trade) (25% partner). Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  The joint venture operates one plant in Vietnam.

Item 2. Properties (Continued)

In addition to the plants that we operate directly or that are operated by our consolidated joint ventures, additional plants that support our Automotive sector are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of the automotive unconsolidated joint ventures are as follows:

•
AutoAlliance (Thailand) Co., Ltd. (“AAT”) — a 50/50 joint venture between Ford and Mazda that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic and export sales.

•
Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF currently operates five assembly plants, an engine plant, and a transmission plant in China where it produces and distributes an expanding variety of Ford passenger vehicle models.

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

•
JMC — a publicly-traded company in China with Ford (32% shareholder) and Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangling Holdings, Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 27% of its total outstanding shares.  JMC assembles Ford Transit, Ford Everest, Ford engines, and non-Ford vehicles and engines for distribution in China and in other export markets. JMC operates two assembly plants and one engine plant in Nanchang. In 2015, JMC opened a new plant in Taiyuan to assemble heavy duty trucks and engines.

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

PRODUCT LIABILITY MATTERS

We are a defendant in numerous actions in state and federal courts within and outside of the United States alleging damages from injuries resulting from (or aggravated by) alleged defects in our vehicles. In many, no monetary amount of damages is specified, or the specific amount alleged is the jurisdictional minimum. Our experience with litigation alleging a specific amount of damages suggests that such amounts, on average, bear little relation to the actual amount of damages, if any, that we will pay in resolving such matters.

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

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles. We are prepared to defend these cases, and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles. The extent of our financial exposure to asbestos litigation remains very difficult to estimate and could include both compensatory and punitive damage awards. The majority of our asbestos cases do not specify a dollar amount for damages; in many of the other cases the dollar amount specified is the jurisdictional minimum, and the vast majority of these cases involve multiple defendants, sometimes more than one hundred. Many of these cases also involve multiple plaintiffs, and often we are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants). Annual payout and defense costs may become significant in the future.

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

We have two environmental legal proceedings to which a governmental authority is a party and in which we believe there is the possibility of monetary sanctions in excess of $100,000:

Notices of Violation to Ford Chicago Assembly Plant and Dearborn Truck Plant.  On August 17, 2015, the U.S. Environmental Protection Agency (the “EPA”) issued a notice of violation to our Chicago Assembly Plant and on December 26, 2015 the EPA issued a notice of violation to our Dearborn Truck Plant.  The EPA alleges that the plants violated several requirements related to their air permits.  Monetary sanctions, if any, have not yet been determined.

Item 3. Legal Proceedings (Continued)

CLASS ACTIONS

In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, in general we list those actions that (i) have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to an existing and certified class), and (ii) likely would involve a significant cost if resolved unfavorably to the Company. At this time, we have no such purported class actions filed against us.

OTHER MATTERS
Brazilian Tax Matters.  Two Brazilian states and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  For each assessment, if we do not prevail at the administrative level, we plan to appeal to the relevant state or federal judicial court, which would likely require us to post significant collateral in order to proceed. Our appeals with one state and the federal tax authority remain at the administrative level. In the other state, where two cases are pending, we have appealed to the judicial court and to date we have not been required to post collateral.

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied and we filed a challenge in the U.S. Court of International Trade (“CIT”). A decision by CIT may be appealed to the U.S. Court of Appeals for the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2016:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	Sept. 2006	58
Mark Fields (b)	President and Chief Executive Officer	Jul. 2014	55
James D. Farley, Jr.	Executive Vice President – President, Europe, Middle East & Africa	Jan. 2015	53
Joseph R. Hinrichs	Executive Vice President – President, The Americas	Dec. 2012	49
Stephen T. Odell	Executive Vice President – Global Marketing, Sales and Service	Jan. 2015	60
Raj Nair	Executive Vice President – Product Development and Chief Technical Officer	Dec. 2015	51
Bob Shanks	Executive Vice President and Chief Financial Officer	Apr. 2012	63
John Casesa	Group Vice President – Global Strategy	Mar. 2015	53
Ray Day	Group Vice President – Communications	Mar. 2013	49
Felicia Fields	Group Vice President – Human Resources and Corporate Services	Apr. 2008	50
Bennie Fowler	Group Vice President – Quality and New Model Launch	Apr. 2008	59
Bruce Hettle	Group Vice President – Manufacturing and Labor Affairs	Jan. 2016	54
Ziad S. Ojakli	Group Vice President – Government and Community Relations	Jan. 2004	48
Dave Schoch	Group Vice President – President, Asia Pacific	Dec. 2012	64
Bernard Silverstone	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	Jan. 2013	60
Hau Thai-Tang	Group Vice President – Global Purchasing	Aug. 2013	49
Bradley M. Gayton	Vice President and General Counsel	Jan. 2016	52
Stuart Rowley	Vice President and Controller	Apr. 2012	48
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

Each of the officers listed above, except for John Casesa, has been employed by Ford or its subsidiaries in one or more capacities during the past five years.  Prior to joining Ford in March 2015, John Casesa was Senior Managing Director of Guggenheim Partners, where he led the firm’s automotive investment banking activities since 2010.

Under our by-laws, executive officers are elected by the Board of Directors at an annual meeting of the Board held for this purpose or by a resolution to fill a vacancy.  Each officer is elected to hold office until a successor is chosen or as otherwise provided in the by-laws.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the New York Stock Exchange in the United States, and on certain stock exchanges in Belgium and France.

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2015 and 2014:

	2015				2014
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$16.74	$16.16	$15.30	$15.84	$16.78	$17.35	$18.12	$16.13
Low	14.30	14.78	10.44	13.40	14.40	15.43	14.49	13.26
Dividends per share of Ford Common and Class B Stock	0.15	0.15	0.15	0.15	0.125	0.125	0.125	0.125
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

As of February 4, 2016, stockholders of record of Ford included approximately 137,858 holders of Common Stock and 34 holders of Class B Stock.

In March 2015, we announced a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted in 2015. The plan authorized repurchases of up to 8.5 million shares of our Common Stock. We completed the program in July 2015.

ITEM 6. Selected Financial Data.

On December 31, 2015, we adopted a change in accounting method for certain components of expense related to our defined benefit pension and OPEB plans (see Note 1 of the Notes to the Financial Statements). We have applied the change in accounting method retrospectively to periods covered in this Report, and the amounts below reflect this change. The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2015	2014	2013	2012	2011
Total Company
Revenues	$149,558	$144,077	$146,917	$133,559	$135,605

Income before income taxes	$10,252	$1,234	$14,371	$2,005	$3,687
Provision for/(Benefit from) income taxes	2,881	4	2,425	89	(13,207)
Net income	7,371	1,230	11,946	1,916	16,894
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(1)	(7)	(1)	9
Net income attributable to Ford Motor Company	$7,373	$1,231	$11,953	$1,917	$16,885

Automotive Sector
Revenues	$140,566	$135,782	$139,369	$126,567	$128,168
Income/(Loss) before income taxes	8,224	(560)	12,699	295	1,256

Financial Services Sector
Revenues	$8,992	$8,295	$7,548	$6,992	$7,437
Income before income taxes	2,028	1,794	1,672	1,710	2,431

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,969	3,912	3,935	3,815	3,793

Basic income	$1.86	$0.31	$3.04	$0.50	$4.45
Diluted income	1.84	0.31	2.94	0.49	4.13

Cash dividends declared	0.60	0.50	0.40	0.15	0.05

Common Stock price range (NYSE Composite Intraday)
High	16.74	18.12	18.02	13.08	18.97
Low	10.44	13.26	12.10	8.82	9.05

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$91,959	$90,167	$90,504	$86,852	$79,014
Financial Services sector	137,026	121,388	115,057	105,012	100,612
Intersector elimination	(1,083)	(1,024)	(1,631)	(252)	(1,112)
Total assets	$227,902	$210,531	$203,930	$191,612	$178,514

Debt
Automotive sector	$12,839	$13,824	$15,683	$14,256	$13,094
Financial Services sector	120,015	105,347	99,005	90,802	86,595
Intersector elimination (a)	—	—	—	—	(201)
Total debt	$132,854	$119,171	$114,688	$105,058	$99,488

Total Equity	$28,657	$24,465	$26,173	$15,924	$14,917

__________

(a)	Debt related to Ford’s acquisition of Ford Credit debt securities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Revenue

Our Automotive sector’s revenue is generated primarily by sales of vehicles, parts, and accessories; we generally treat sales and marketing incentives as a reduction to revenue. Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. Proceeds from the sale of vehicles at auction are recognized in revenue at the time of sale.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As a result, we analyze the profit impact of certain cost changes holding constant present-year volume and mix and currency exchange, in order to evaluate our cost trends absent the impact of varying production and currency exchange levels. We analyze these cost changes in the following categories:

•	Contribution Costs – these costs typically vary with production volume. These costs include material, commodity, warranty, and freight and duty costs.

•
Structural Costs – these costs typically do not have a directly proportionate relationship to production volume. These costs include manufacturing, engineering, spending-related, advertising and sales promotion, administrative and selling, and pension and OPEB costs.

While contribution costs generally vary directly in proportion to production volume, elements within our structural costs category are impacted to differing degrees by changes in production volume. We also have varying degrees of discretion when it comes to controlling the different elements within our structural costs. For example, depreciation and amortization expense largely is associated with prior capital spending decisions. On the other hand, while labor costs do not vary directly with production volume, manufacturing labor costs may be impacted by changes in volume, for example when we increase overtime, add a production shift or add personnel to support volume increases. Other structural costs, such as advertising or engineering costs, do not necessarily have a directly proportionate relationship to production volume. Our structural costs generally are within our discretion, although to varying degrees, and can be adjusted over time in response to external factors.

We consider certain structural costs to be a direct investment in future growth and revenue. For example, increases in structural costs are necessary to grow our business and improve profitability as we expand around the world, invest in new products and technologies, respond to increasing industry sales volume, and grow our market share.

Automotive total costs and expenses for full-year 2015 was $134.5 billion. Material and commodity costs make up the largest portion of our Automotive total costs and expenses, representing in 2015 about two-thirds of the total amount. Of the remaining balance of our Automotive costs and expenses, the largest piece is structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Currency Exchange Rate Volatility. The U.S. Federal Reserve raised its policy interest rate in December 2015, for the first time since 2006, and the resulting shifts in capital flows have contributed to downward pressure on several emerging market currencies. In some cases that pressure is aggravated by low commodity prices, high inflation, or unstable policy environments. Additionally, the yen and euro have depreciated as a result of monetary policy easing by the Bank of Japan and European Central Bank.  The weak yen, in particular, adds significant potential downward pressure on vehicle pricing across many markets globally.  In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile.  However, in some markets, exchange rates are heavily influenced or controlled by governments.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles of about 119 million units exceeded global production by about 31 million units in 2015.  In North America and Europe, two regions where a significant share of industry revenue is earned, excess capacity as a percent of production was an estimated 7% and 22%, respectively, in 2015. In China, the auto industry also witnessed excess capacity at 54% of production in 2015, as manufacturers competed to capitalize on China’s future market potential. According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 33 million units per year during the period from 2016 to 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Commodity and Energy Price Changes. The price of oil has continued to decline in early 2016, after averaging under $50 per barrel in 2015, as global supply remains strong despite the ongoing price pressures. Other commodity prices also have declined recently, but over the longer term prices are likely to trend higher given expectations for global demand growth.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was about 135% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. Government regulations aimed at reducing emissions and increasing fuel efficiency may increase the cost of vehicles by more than the perceived benefit to the consumer. Given the backdrop of excess capacity, these regulations could dampen contribution margins. As we execute our One Ford plan, we are working to create best-in-class vehicles on global platforms that contribute higher margins, and offering a more balanced portfolio of vehicles with which we aim to be among the leaders in fuel efficiency in every segment in which we compete.

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

Trade Policy. To the extent governments in various regions erect or intensify barriers to imports, or implement currency policy that advantages local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in markets that promote free trade.  While we believe the long-term trend is toward the growth of free trade, we have noted with concern recent developments in a number of regions.  In Asia Pacific, for example, the recent dramatic depreciation of the yen significantly reduces the cost of exports into the United States, Europe, and other global markets by Japanese manufacturers.  Over a period of time, the emerging weakness of the yen can contribute to other countries pursuing weak currency policies by intervening in the exchange rate markets.  This is particularly likely in other Asian countries, such as South Korea.  As another example, government actions in South America to incentivize local production and balance trade are driving trade frictions between South American countries and also with Mexico, resulting in business environment instability and new trade barriers.  We will continue to monitor and address developing issues around trade policy.

Other Economic Factors. During 2015, mature market government bond yields and inflation were lower than expected, and there is a rising risk of persistent disinflation and, in some markets, even outright deflation. The lower levels of inflation and interest rates were unexpected partially because they have occurred against a backdrop of loose monetary policy and high levels of mature market deficits and debt. The eventual implications of higher government deficits and debt, with potentially higher long-term interest rates, may still drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

For additional information on our assessment of the business environment, refer to the “Outlook” section below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trends and Strategies

The traditional global automotive industry achieves around $2.3 trillion in revenue per year. Today, our share of this is about 6%. At the same time, transportation services, which includes services such as mass transit, taxis, and ride sharing, totals about $5.4 trillion in revenue annually, and is expected to grow in the next 15 years. Yet, we and our auto industry competitors receive virtually none of the revenue from those transportation services. That is about to change. We see being an auto company and a mobility company as a significant opportunity, and we are very serious about investing in, innovating in, and leading in both.

MAKING PEOPLE'S LIVES BETTER

CUSTOMER
CORE BUSINESS
CARS, UTILITIES, TRUCKS, FINANCING, PARTS & SERVICE
EMERGING OPPORTUNITIES
FORD SMART MOBILITY
EXPERIENCE

Working Both Our Core Business And Emerging Opportunities
To Build An Even Stronger Future

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Strengthening Today’s Business. We are strengthening and investing in our core business of designing, developing, manufacturing, marketing, financing, and servicing cars, trucks, SUVs, and electrified vehicles. Having completed the launch of 16 new vehicles globally in 2015, we are planning another active product year in 2016 with 12 global product launches, including the new F-Series Super Duty, Ford GT, and Lincoln Continental. We will add more electrified products for Ford and Lincoln, including the new Focus Electric, which features all-new DC fast-charge capability delivering an 80% charge in an estimated 30 minutes and a projected 100-mile range. Through 2020, we plan to invest $4.5 billion in electrified vehicle solutions. Strengthening our business includes restructuring the parts that have no reasonable prospect for profitability or are no longer relevant for the future we see for ourselves.

2016 PRODUCT LAUNCHES

12

Global Product Launches in 2016

Focus RS

Focus Electric

Fusion / Mondeo
4-door | Hybrid | Energi

Escape

Super Duty

Raptor

GT

Lincoln MKZ
gas | Hybrid

Lincoln Continental

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pursuing Emerging Opportunities. At the same time that we are strengthening our core business, we are pursuing emerging opportunities through Ford Smart Mobility, our plan to be a leader in connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics. We will have more to say concerning Ford Smart Mobility throughout the year, but a few of the highlights so far include:

•
SYNC Connect - by 2020, more than 10 million vehicles in North America will be equipped with SYNC Connect built-in modems. SYNC Connect will enhance our connected car capabilities by enabling our customers to lock, unlock, start, and locate vehicles using their smart phones.

•
Autonomous Vehicles - we are tripling our fleet of Fusion Hybrid autonomous research vehicles this year, making our fully-autonomous vehicle fleet the largest of all automakers. We are increasing autonomous testing at M-City and in California, and we are the first automaker to have tested autonomous vehicles in the snow.

•
FordPass - we are working to transform the automotive customer experience to be more enjoyable, starting with the introduction of FordPass. Through FordPass, customers will be able to connect with marketplace services (including parking solutions, ride sharing, car sharing, and multimodal transportation), solve mobility challenges with live “guides” who will help with their mobility challenges (all at the touch of a button), and access merchandise and unique experiences in collaboration with affinity partners (including McDonald’s, 7-Eleven, and others).

FORD SMART MOBILITY INITIATIVES

CONNECTIVITY

- SYNC Connect
- Apple Car Play, Android Auto
- AppLink expansion
- SmartDeviceLink partners

MOBILITY

- Ford Credit Link
- GoDrive car sharing
- Multi-modal mobility solutions
- Techstars Mobility challenge

AUTONOMOUS VEHICLES

- Tripling Autonomous fleet
- Added testing (M-City, CA)
- Velodyne collaboration
- Snow testing

CUSTOMER EXPERIENCE

- FordPass
- Amazon Echo
- Lincoln Miles

DATA ANALYTICS

- IBM partnership
- Pivotal partnership

Bringing New, Emerging Opportunities To Life

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Three Priorities. As we strengthen our core business and prepare for emerging opportunities, we are staying focused on three priorities:

•	accelerating the pace of progress on our One Ford plan,

•	delivering product excellence with passion, and

•	driving innovation in every part of our business.

OUR FOCUS

- One Ford
  Acceleration
- Product Excellence
  Delivered with Passion
- Innovation
  In Every Part of Our Business

THE PLAN

Go Further
ONE FORD
ONE TEAM • ONE PLAN • ONE GOAL

Go Further

ONE TEAM

People working together as a lean, global enterprise to make people's lives better through automotive and mobility leadership, as measured by:

Customer, Employee, Dealer, Investor, Supplier, Union/Council, and Community Satisfaction

ONE PLAN

- Aggressively restructure to operate profitably at the current demand and changing model mix
- Accelerate development of new products, services and experiences customers want and value
- Finance our plan and maintain a strong balance sheet
- Work together effectively as one team

ONE GOAL

An exciting viable Ford delivering profitable growth for all

CUSTOMER
CORE BUSINESS
EMERGING OPPORTUNITIES
EXPERIENCE

Expected Behaviors

Foster Functional and Technical Excellence
- Know and have a passion for our business and customers
- Demonstrate and build functional and technical excellence
- Ensure process discipline
- Have a continuous improvement philosophy and practice

Own Working Together
- Believe in skilled and motivated people working together
- Include everyone; respect, listen to, help and appreciate others
- Build strong relationships; be a team player; develop ourselves and others
- Communicate clearly, concisely and candidly

Role Model Ford Values
- Move fast with an innovation mindset in everything we do
- Show initiative, courage, integrity and good corporate citizenship
- Improve quality, safety and sustainability
- Have a can do, find a way attitude and emotional resilience
- Enjoy the journey and each other; have fun - never at others' expense

Deliver Results
- Deal positively with our business realities; develop compelling and comprehensive plans, while keeping an enterprise view
- Set high expectations and inspire others
- Make sound decisions using facts and data
- Hold ourselves and others responsible and accountable for delivering results and satisfying our customers

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

On December 31, 2015, we adopted a change in accounting method for certain components of expense related to our defined benefit pension and OPEB plans (see Note 1 of the Notes to the Financial Statements). We have applied the change in accounting method retrospectively to periods covered in this Report, and the amounts below reflect this change.

TOTAL COMPANY

Our net income attributable to Ford Motor Company was $7.4 billion or $1.84 per share of Common and Class B Stock in 2015, an increase of $6.1 billion or $1.53 per share from 2014.

Our pre-tax results and net income were as follows:

	2015	2014	2013
	(Mils.)	(Mils.)	(Mils.)
Pre-tax results
Automotive sector pre-tax results (excl. special items)	$8,772	$5,499	$8,423
Financial Services sector pre-tax results	2,028	1,794	1,672
Total Company pre-tax results (excl. special items)	10,800	7,293	10,095
Special items - Automotive sector	(548)	(6,059)	4,276
Total Company pre-tax results (incl. special items)	10,252	1,234	14,371
(Provision for)/Benefit from income taxes	(2,881)	(4)	(2,425)
Net income	7,371	1,230	11,946
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(1)	(7)
Net income attributable to Ford	$7,373	$1,231	$11,953

Net income includes certain items (“special items”) that we have grouped into “Pension and OPEB Remeasurements,” “Personnel and Dealer-Related Items,” and “Other Items” to provide useful information to investors about the nature of the special items. The first category includes pension and OPEB remeasurement gains and losses. These gains and losses, generally recognized in the fourth quarter, are not reflective of our underlying Automotive business results. The second category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities. The third category includes items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details Automotive sector special items in each category:

	2015	2014	2013
	(Mils.)	(Mils.)	(Mils.)
Pension and OPEB Remeasurements	$(698)	$(4,123)	$5,246
Personnel and Dealer-Related Items
Separation-related actions (a)	—	(681)	(852)
Other Items
Nemak IPO	150	—	—
Venezuela accounting change	—	(800)	—
Ford Sollers equity impairment	—	(329)	—
2016 Convertible Notes settlement	—	(126)	—
FCTA -- subsidiary liquidation	—	—	(103)
Ford Romania consolidation loss	—	—	(15)
Total other items	150	(1,255)	(118)
Total Special Items	$(548)	$(6,059)	$4,276

Tax Special Items	$205	$1,905	$116
__________

(a)	For 2014 and 2013, primarily related to separation costs for personnel at the Genk and U.K. facilities.

Our tax special items of $205 million and $1.9 billion in 2015 and 2014, respectively, primarily reflect the tax associated with our pre-tax special items. Our tax special item of $116 million in 2013 reflects the tax associated with our pre-tax special items, offset by a favorable increase in deferred tax assets related to investments in our European operations and the release of valuation allowances held against U.S. state and local deferred tax assets.

The following table shows our earnings per share on a diluted basis for full year 2015:

	Net Income Attributable to Ford	Operating Results Excluding Special Items
After-Tax Results (Mils.)
Diluted after-tax results	$7,373	$7,716
Basic and Diluted Shares (Mils.)
Basic shares (average shares outstanding)	3,969	3,969
Net dilutive options	33	33
Diluted shares	$4,002	$4,002

Diluted Earnings Per Share	$1.84	$1.93

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

Results by Segment. The chart below shows our 2015 Company pre-tax results by Automotive business unit, along with Other Automotive which is mainly net interest expense, and our Financial Services sector.

TOTAL COMPANY

FY 2015 PRE-TAX RESULTS BY SEGMENT (MILS)

$10,800
$9,345
$(832)
$259
$31
$765
$(796)
$2,028
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive
Financial Services

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Financial Services
B / (W) FY 2014	$3,507	$1,902	$332	$857	$51	$172	$(41)	$234

We achieved a record Company full-year pre-tax profit of $10.8 billion in 2015. Collectively, our operations outside of North America were profitable and every business unit, with the exception of South America, was profitable in 2015. In Europe, we earned $259 million, reflecting the progress of our Transformation Plan announced in 2012. Asia Pacific had its best-ever annual profit. North America and Ford Credit continued to deliver benchmark profitability. And as shown below the chart, all business units improved compared to 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Definitions and calculations used in this report include:

•
Wholesales and Revenue – wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, and local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue

•	Automotive Operating Margin – defined as Automotive pre-tax results, excluding special items and Other Automotive, divided by Automotive revenue

•
Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks. For periods prior to 2016, China industry volume and market share are based on estimated wholesales.

•	SAAR – seasonally adjusted annual rate

•	Automotive Cash – includes cash, cash equivalents, and marketable securities net of securities-in-transit.

In general, we measure year-over-year change in Automotive pre-tax operating profit for our total Automotive sector and reportable segments using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors:

◦
Volume and Mix – primarily measures profit variance from changes in wholesale volumes (at prior-year average margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing – primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, and special lease offers

•
Contribution Costs – primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs

•
Structural Costs – primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:

◦
Manufacturing, Including Volume Related – consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense. These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules

◦	Engineering – consists primarily of costs for engineering personnel, prototype materials, testing, and outside engineering services

◦	Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases

◦	Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows

◦
Administrative and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities and selling functions, as well as associated information technology costs

◦	Pension and OPEB – consists primarily of past service pension costs and other postretirement employee benefit costs

•
Exchange – primarily measures profit variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Net Interest and Other

◦
Net Interest – primarily measures profit variance driven by changes in our Automotive sector’s centrally-managed net interest, which consists of interest expense, interest income, fair market value adjustments on our cash equivalents and marketable securities portfolio (excluding strategic equity investments held in marketable securities), and other adjustments

◦	Other – items not included in the causal factors defined above

2015 Compared with 2014

The charts on the following pages detail 2015 key metrics and the change in 2015 pre-tax results compared with 2014 by causal factor for our Automotive sector and its segments.

AUTOMOTIVE SECTOR

FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
6,323
6,635
$135.8
$140.6
4.6%
6.8%
$5,499
$8,772
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
Global Industry SAAR (Mils)	88.1	89.5
Global Market Share	7.1%	7.3%

Shown above are the key market factors and financial metrics for our Automotive business for full year 2015. Our Automotive operating margin of 6.8 percent was the highest since at least the 1990s. Each of the key metrics improved compared to 2014:

•Wholesale volume was up 5%,
•Automotive revenue was up 4%, or 9% at constant exchange,
•Automotive operating margin was up 2.2 points or nearly 50%, and
•Record full year Automotive pre-tax profit, at $8.8 billion, was up 60%.

Global industry volume, estimated at 89.5 million units, was up 1.4 million units from a year ago. Our global market share, at 7.3%, was up two-tenths of a percentage point with gains in South America and Europe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$3,273
$8,772
$5,499
Industry $1,537
Share (163)
Stocks 811
Mix / Other 1,837
$4,022
$3,425
Material Excl. Commodities $(3,682)
Commodities 930
Warranty / Freight / Other 1,384
Manufacturing Incl. Vol. Related $(1,021)
Engineering (573)
Other (222)
Ratification Bonus $(452)
Net Interest (93)
Other (196)
$(1,368)
$(1,816)
$(249)
$(741)
Market Factors
Total Cost
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Net Interest / Other

As shown above, our full year Automotive pre-tax profit improved by $3.3 billion. The improvement was driven by $7.4 billion of favorable market factors, reflecting the success of our new product launches, our Asia Pacific growth strategy, as well as industry growth in North America and Europe. Cost increases were mainly product-related costs and manufacturing and engineering expense that supported our growth in 2015, and will support further growth in 2016 and beyond.

Total costs and expenses. For 2015 and 2014, total costs and expenses, including special items, for our Automotive sector were $134.5 billion and $136.8 billion, respectively, a difference of $2.3 billion. The detail for the change is shown below (in billions):

2015 Lower/(Higher) 2014
Volume and mix, exchange, and other	$1.4
Contribution costs
Material excluding commodities	(3.7)
Commodities	0.9
Warranty, freight, and other	1.4
Structural costs	(1.8)
Special items	4.1
Total	$2.3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
2,842
3,073
Revenue
(Bils)
$82.4
$91.9
Operating Margin
(Pct)
9.0%
10.2%
Pre-Tax Results
(Mils)
$7,443
$9,345
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
NA Industry SAAR (Mils)	20.2	21.5
NA Market Share	14.2%	14.0%
U.S. Industry SAAR (Mils)	16.8	17.8
U.S. Market Share	14.7%	14.7%

North America had an outstanding year, with each of North America’s key metrics improving compared with a year ago. We delivered substantial top-line growth, operating margin at 10.2%, and full year pre-tax profit of $9.3 billion—up 26%.

The North America industry volume improved compared with a year ago; the U.S. industry volume totaled 17.8 million units, up 1 million units. U.S. market share was flat compared to last year. In addition, although not shown above, U.S. retail share increased one-tenth of a percentage point to 13.0% driven by strong demand for our newest products, including F-150 and Mustang.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA

FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$1,902
$9,345
$7,443
Industry $1,482
Share (284)
Stocks 960
Mix / Other 1,642
$3,800
$2,341
$(1,954)
$(1,332)
$(303)
$(650)
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Favorable volume and mix and higher net pricing drove North America’s pre-tax profit higher than a year ago. Higher costs, including a one-time ratification bonus in Other related to the UAW agreement in the fourth quarter, and unfavorable exchange were partial offsets.

With the 16 global product launches last year, we expect about 45% of our wholesales in 2016 to be from products that we launched since January 2015.
We achieved our highest annual sales in the United States since 2005. Ford remained the best-selling vehicle brand in the United States and Ford F-Series was the best-selling vehicle in the United States for the 34th straight year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
463
381
Revenue
(Bils)
$8.8
$5.8
Operating Margin
(Pct)
(13.2)%
(14.4)%
Pre-Tax Results
(Mils)
$(1,164)
$(832)
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
SA Industry SAAR (Mils)	5.3	4.2
SA Market Share	8.9%	9.6%
Brazil Industry SAAR (Mils)	3.5	2.6
Brazil Market Share	9.4%	10.4%

Wholesale volume, revenue, and operating margin were each lower than a year ago, reflecting the continued deterioration of the business environment in South America. Despite the tough conditions, South America’s pre-tax loss for the full year was reduced by $332 million, or 29%, compared to last year.

The South America industry volume, at 4.2 million units, was down 1.1 million units. Most of this was in Brazil.
Ford’s market share in South America, at 9.6%, was up seven-tenths of a percentage point reflecting our strong performance in Brazil with the all-new Ka.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA

FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$332
Industry $(561)
Share 139
Stocks (32)
Mix / Other (13)
$627
$6
$ -
$101
$65
$(1,164)
$(832)
$(467)
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

The full year pre-tax loss in South America was less severe than a year ago, reflecting higher net pricing and market share, partially offset by lower industry.

Our team in the region continues to work on all areas of the business to counter the effects of the difficult business environment and position ourselves to be able to recover quickly once conditions begin to improve.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales*
(000)
1,387
1,530
2014
2015
Revenue
(Bils)
$29.5
$28.2
2014
2015
Operating Margin
(Pct)
(2.0)%
0.9%
2014
2015
Pre-Tax Results
(Mils)
$(598)
$259
2014
2015

FY	2014	2015
EUR Industry SAAR (Mils)	18.6	19.2
EUR Market Share	7.2%	7.7%
EUR 20 Industry SAAR (Mils)	14.6	16.0
EUR 20 Market Share	7.9%	8.0%

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 57,000 units in FY 2014 and 79,000 units in FY 2015) and Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia (totaling about 57,000 and 5,000 units in FY 2014 and 2015 respectively). Revenue does not include these above mentioned sales

With the exception of revenue, which was impacted adversely by the strong U.S. dollar, all metrics for the full year were better than a year ago.

The Europe industry volume was 600,000 units higher compared to a year ago, more than explained by the improvement in the Europe 20 markets. Our total Europe market share in the region was up five-tenths of a percentage point to 7.7%, reflecting the strength of EcoSport and Mondeo and geographic mix.

In 2015, Ford became Europe’s best-selling commercial vehicle brand, reflecting the strength of our renewed Transit line-up and Ranger as well as our dedicated dealer network support.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

Industry $503
Share 49
Stocks (9)
Mix / Other (2)
$857
$(598)
$259
$541
$527
$174
$39
$(161)
$(263)
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

In Europe, our full year pre-tax profit was $259 million, up over $850 million compared to a year ago. The improvement in Europe reflects favorable market factors and improved costs flowing through to the bottom line, partially offset by unfavorable exchange and the consolidation of Ford Sollers, our joint venture in Russia. Returning to profitability in 2015 reflected the progress of our Transformation Plan announced in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA
FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
192
187
$4.4
$4.0
(0.5)%
0.8%
$(20)
$31
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
MEA Industry SAAR (Mils)	4.3	4.3
MEA Market Share	4.6%	4.5%

Our pre-tax results and operating margin improved from a year ago, reflecting higher net pricing offset by lower volume. Wholesale volume and revenue declined compared to a year ago.

The industry volume for the region was flat and our market share declined one-tenth of a percentage point due to industry growth in markets in which we do not participate. Market share was higher compared to 2014 in the major markets in which we do participate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
FY 2015 KEY METRICS COMPARED WITH 2014

Wholesales*
(000)
1,439
1,464
Revenue
(Bils)
$10.7
$10.7
Operating Margin
(Pct)
5.5%
7.1%
Pre-Tax Results
(Mils)
$593
$765
$1,280**
$1,514**
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
AP Industry SAAR (Mils)	39.7	40.5
AP Market Share	3.5%	3.5%
China Industry SAAR (Mils)	24.0	25.1
China Market Share	4.5%	4.5%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 1,077,000 units in FY 2014 and 1,123,000 units in FY 2015); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income.

In Asia Pacific, we had our best year yet as we continue to execute our growth strategy.

Asia Pacific achieved record volume, revenue, operating margin, and pre-tax profit in 2015, mainly reflecting the strength of our new products, including the all-new three-row Edge, Figo, Everest, Lincoln MKX, Taurus, and new Ranger.

Our China joint ventures contributed $1.5 billion to pre-tax profit in 2015, reflecting our equity share of the unconsolidated joint ventures’ after-tax earnings; this was $234 million higher than last year.

The industry volume for the region was 40.5 million units, up 800,000 units from a year ago, more than explained by an increase in the China industry volume. For the full year, both our Asia Pacific regional market share of 3.5% and our China market share of 4.5% were the same as a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$172
$593
$765
Industry $157
Share (64)
Stocks (65)
Mix / Other 267
$295
$(220)
$460
$(546)
$23
$160
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Asia Pacific delivered an outstanding year with a record pre-tax profit of $765 million, up 29% from a year ago. Favorable volume was driven by strong industry in China, where we were able to leverage the government incentive program with our strong line-up of vehicles with 1.6L or smaller engines. Higher mix reflected the strength of our new products, highlighted by the performance of the locally produced all-new three-row Edge. Higher structural cost was a partial offset to the improvement, as we continue to invest for further growth in the region.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared with 2013

The charts on the following pages detail 2014 key metrics and the change in 2014 pre-tax results compared with 2013 by causal factor for our Automotive sector and its operating segments—North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SECTOR

FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales (000)
Revenue (Bils)
Operating Margin (Pct)
Pre-Tax Results (Mils)
6,330
6,323
$139.4
$135.8
6.5%
4.6%
$8,423
$5,499
2013
2014
2013
2014
2013
2014
2013
2014

FY	2013	2014
Global Industry SAAR (Mils)	85.0	88.1
Global Market Share	7.3%	7.1%

As shown above, full-year wholesale volume was about equal to 2013. Automotive sector revenue was lower than in 2013 by 3%, more than explained by lower volume from consolidated operations and unfavorable exchange. Operating margin, at 4.6%, and pre-tax profit, at $5.5 billion, were also lower.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

Industry $ 1,625
Share (1,420)
Stocks (1,224)
Mix / Other 274
Pricing $ 3,767
Incentives / Other (1,823)
Mfg. / Engineering $(1,016)
Spending Related (470)
Admin. & Selling (308)
Pension / Other (321)
Total Structural Costs $(2,115)
All Other $ (105)
$8,423
$5,499
$2,924
$(745)
$1,944
$(1,258)
$809
$(2,220)
$(1,116)
$(338)
Market Factors
FY 2013
FY 2014
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Net Interest / Other

Lower pre-tax profit was driven by the Americas; all other business units improved. Higher costs, including warranty, unfavorable exchange, and lower volume, including product launch effects and supplier parts shortages, more than explain the decline. Higher net pricing was a partial offset.

Total costs and expenses. For 2014 and 2013, total costs and expenses, including special items, for our Automotive sector were $136.9 billion and $127.9 billion, respectively, a difference of $9 billion. The detail for the change is shown below (in billions):

2014 Lower/(Higher) 2013
Volume and mix, exchange, and other	$2.9
Contribution costs
Material/Freight	0.8
Warranty	(1.3)
Other costs
Structural costs	(2.1)
Other	(0.1)
Special items	(9.2)
Total	$(9.0)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

FY 2014 PRE-TAX RESULTS BY SEGMENT (MILS)

$5,499
$7,443
$(1,164)
$(598)
$(20)
$593
$(755)
Net Interest $(583)
Other (172)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Other Automotive

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive
B / (W) FY 2013	$(2,924)	$(2,434)	$(1,129)	$427	$49	$262	$(99)

In 2014, Automotive pre-tax profit was driven by profits in North America and record results in Asia Pacific. Middle East & Africa was about breakeven, while Europe and South America incurred large losses as expected. Other Automotive primarily reflects net interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA
FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales
(000)
3,006
2,842
Revenue
(Bils)
$86.5
$82.4
Operating Margin
(Pct)
11.4%
9.0%
Pre-Tax Results
(Mils)
$9,877
$7,443
2013
2014
2013
2014
2013
2014
2013
2014

FY	2013	2014
NA Industry SAAR (Mils)	19.1	20.2
NA Market Share	15.2%	14.2%
U.S. Industry SAAR (Mils)	15.9	16.8
U.S. Market Share	15.7%	14.7%

As shown above, North America’s full-year wholesale volume and revenue both declined 5% compared with 2013. Operating margin was 9.0%, 2.4 percentage points lower than in 2013, while pre-tax profit was $7.4 billion, down $2.4 billion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA

FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

$9,877
$7,443
$(2,434)
Industry $ 1,670
Share (1,718)
Stocks (1,408)
Mix / Other 115
Pricing $ 1,422
Incentives / Other (866)
Mfg. / Engineering $ (449)
Spending Related (419)
Pension / Other (415)
Total Structural Costs $(1,283)
All Other $ (119)
$(1,341)
$556
$(847)
$262
$(1,402)
$52
$286
FY 2013
FY 2014
Volume / Mix
Net Pricing
Warranty
Material / Freight
Other Cost
Exchange
Other

The decrease in pre-tax profit for 2014 compared with 2013 is more than explained by lower volume and higher costs, including warranty.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales
(000)
538
463
Revenue
(Bils)
$10.8
$8.8
Operating Margin
(Pct)
(0.3)%
(13.2)%
Pre-Tax Results
(Mils)
$(35)
$(1,164)
2013
2014
2013
2014
2013
2014
2013
2014

FY	2013	2014
SA Industry SAAR (Mils)	5.9	5.3
SA Market Share	8.9%	8.9%
Brazil Industry SAAR (Mils)	3.8	3.5
Brazil Market Share	9.4%	9.4%

As shown above, full-year wholesale volume and revenue deteriorated compared with 2013 by 14% and 19%, respectively. Operating margin was negative 13.2%, and the pre-tax loss was $1.2 billion, both deteriorated compared with 2013. The deterioration in all metrics was driven by unfavorable changes in the external factors mentioned above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

Pricing $ 1,648
Incentives / Other (210)
Industry $ (548)
Share 84
Stocks (72)
Mix / Other (169)
$1,438
Mfg. / Engineering $ (187)
Spending Related (80)
Op. Support / Admin. (43)
Other (27)
Total Structural Costs $(337)
All Other $ (44)
$62
$(35)
$(1,164)
$(705)
$(495)
$(381)
$(1,048)
$(1,129)
Material Excl. Commod. $(81)
Commodities (311)
Warranty / Freight (103)
Operating $(714)
Balance Sheet Effects (334)
FY 2013
FY 2014
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales*
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
1,317
1,387
$27.3
$29.5
(3.8)%
(2.0)%
$(1,025)
$(598)
2013
2014
2013
2014
2013
2014
2013
2014

FY	2013	2014
EUR Industry SAAR (Mils)	18.3	18.6
EUR Market Share	7.3%	7.2%
EUR 20 Industry SAAR (Mils)	13.8	14.6
EUR 20 Market Share	7.8%	7.9%

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 55,000 units in 2013 and 57,000 units in 2014) and in Russia (about 103,000 units in 2013 and 57,000 units in 2014); revenue does not include these sales

Europe’s full-year wholesale volume and revenue were up 5% and 8%, respectively, compared with 2013. Operating margin was negative 2.0% and the pre-tax loss was $0.6 billion, both improved from 2013.

Europe 20 full-year market share, at 7.9%, was up 0.1 percentage points, more than explained by a 1.4 percentage point improvement in our commercial vehicle share, to 11.4%, reflecting the success of our full line of new Transit vehicles and continued strong performance of the Ranger compact pick-up. For the year, Europe retail share of the retail passenger car industry for the five major markets was 8.2%, unchanged from 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE
FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

Industry $ 331
Share (20)
Stocks 258
Mix / Other (101)
Material Excl. Commod. $424
Commodities 163
Warranty / Freight (59)
Memo:
(included in standard variance columns)
$427
$468
$528
$21
$124
$315
$(21)
$(598)
$(1,025)
$(693)
$(348)
Component Pricing $ (262)
JV Profits and Royalties (116)
Parts and Accessories (91)
Other (224)
FY 2013
FY 2014
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA

FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales
(000)
199
192
2013
2014
Revenue
(Bils)
$4.5
$4.4
2013
2014
Operating Margin
(Pct)
(1.5)%
(0.5)%
2013
2014
Pre-Tax Results
(Mils)
$(69)
$(20)
2013
2014

FY	2013	2014
MEA Industry SAAR (Mils)	3.9	4.3
MEA Market Share	5.0%	4.6%

Middle East & Africa’s full-year wholesale volume and revenue were down 4% and 3%, respectively, compared with 2013. Operating margin was negative 0.5% and the pre-tax loss was $20 million, both improved from 2013. The improvement in pre-tax results is more than explained by higher net pricing and favorable mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC
FY 2014 KEY METRICS COMPARED WITH 2013

Wholesales*
(000)
Revenue
(Bils)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
1,270
1,439
$10.3
$10.7
3.2%
5.5%
$331
$593
$1,280**
2013
2014
2013
2014
2013
2014
2013
2014

FY	2013	2014
AP Industry SAAR (Mils)	37.8	39.7
AP Market Share	3.3%	3.5%
China Industry SAAR (Mils)	22.2	24.0
China Market Share	4.1%	4.5%

* Includes Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 909,000 units in FY 2013 and 1,077,000 units in FY 2014); revenue does not include these sales

** Reflects Ford equity share of China joint ventures net income.

As shown above, all full year metrics improved from 2013 and all were records. Wholesale volume improved 13% compared with 2013, while revenue, which excludes our China joint ventures, improved 5%. Our wholesale volume in China, not shown, was up 19%. Operating margin was 5.5%, up 2.3 percentage points, and pre-tax profit was $593 million, up $262 million.

As shown in the memo, our China joint ventures contributed $1.3 billion to pre-tax profit in 2014, reflecting our equity share of earnings after tax. The balance of results for the region primarily reflect Australia where we have been implementing our transformation plan; India where we have been investing for future growth, including the launch of two plants in 2014; and industry and economic factors in ASEAN.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC

FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

$262
$331
$593
$819
Industry $ 137
Share 304
Stocks (8)
Mix / Other 386
Mfg. / Engineering $ (223)
Spending Related (88)
Advert. & Sales Promo. (99)
Other (35)
Total Structural Costs $ (445)
All Other $ 3
$58
$(91)
$(442)
$(53)
$(29)
FY 2013
FY 2014
Volume / Mix
Net Pricing
Contribution Cost
Other Cost
Exchange
Other

The improvement in 2014 pre-tax results primarily reflects favorable market factors, offset partially by higher costs, including investments to support future growth, and unfavorable exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Ford Credit has two operations, North America and International. In general, we measure year-over-year changes in Ford Credit’s pre-tax results using the causal factors listed below:

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Compared with 2014

Ford Credit. The chart below details the key metrics for Ford Credit for full year 2015.

FINANCIAL SERVICES SECTOR – FORD CREDIT
2015 FULL YEAR KEY METRICS COMPARED WITH 2014

U.S. Retail and Lease
Contract Volume (000)
1,974
2,141
Managed Receivables (Bils)
$113
$127
Pre-Tax Results (Mils)
$1,854
$2,086
Average Placement FICO
741
740
Over-60-Day Delinquencies (Pct)
0.14%
0.12%
Loss-to-Receivables (LTR) (Pct)
0.27%
0.33%
2014
2015

FY	2014	2015
Debt (Bils)	$105	$120
Managed Leverage* (to 1)	8.7	9.5

* Reconciliation to GAAP provided in “Liquidity and Capital Resources” below.

Ford Credit had another outstanding year with pre-tax profit of $2.1 billion, up $232 million from 2014.

Ford Credit continues to support our growth with contract volume up 8% in 2015 and year-end managed receivables of $127 billion, up $14 billion from 2014.

Managed receivables equal net finance receivables of $96.8 billion and $86.9 billion and net investment in operating leases of $25.1 billion and $21.5 billion reported on Ford Credit’s balance sheet at December 31, 2015 and 2014, respectively, excluding unearned interest supplements and residual support of $4.5 billion and $3.9 billion, allowance for credit losses of $0.4 billion and $0.4 billion, and other (primarily accumulated supplemental depreciation) of $0.4 billion and $0.1 billion at December 31, 2015 and 2014, respectively.

Ford Credit’s purchase policy remains consistent along with a relentless focus on originations, servicing, and collections. As a result, its portfolio performance continues to be robust with the loss-to-receivables ratio at the low end of Ford Credit’s historical experience.

Ford Credit is a strategic asset, supporting Ford’s sales around the world with a strong balance sheet and outstanding operating performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below details the change in 2015 pre-tax results compared with 2014 by causal factor for Ford Credit.

FINANCIAL SERVICES SECTOR – FORD CREDIT

FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$232
$1,854
$2,086
$474
$28
$(163)
$(21)
$(115)
$29
2014
2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Ford Credit’s 2015 pre-tax profit improved compared with 2014. The improvement is more than explained by favorable volume and mix, driven by growth in all products globally. Higher credit losses and the adverse effect of the stronger U.S. dollar were partial offsets. The higher credit losses, primarily in North America, reflect reserve increases in 2015 compared with reserve releases in 2014. Charge-offs were also higher.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared with 2013

Ford Credit. The chart below details the change in 2014 pre-tax results compared with 2013 by causal factor.

FORD CREDIT

FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

$98
$1,756
$1,854
$425
$(137)
$(55)
$(128)
$(42)
$35
2013
2014
Volume / Mix*
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

The improvement of $98 million in pre-tax profit in 2014 compared with 2013 is more than explained by favorable volume and mix, driven by increases in consumer and non-consumer finance receivables globally, as well as an increase in operating leases in North America.

Partial offsets include lower financing margin, reflecting primarily lower portfolio pricing in North America and a one-time reserve in Europe, and unfavorable lease residual performance in North America, resulting from lower relative auction values.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

Our Automotive liquidity strategy includes ensuring that we have sufficient liquidity available with a high degree of certainty throughout the business cycle by generating cash from operations and maintaining access to other sources of funding. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations such as for pension contributions, debt maturities, capital investments, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment. In addition, we also target to maintain a revolving credit facility for our Automotive business of about $10 billion to protect against exogenous shocks. Our revolving credit facility is discussed below.

We assess the appropriate long-term target for total Automotive liquidity, comprised of Automotive cash and the revolving credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors,” as well as Note 27 of the Notes to the Financial Statements, regarding commitments and contingencies that could impact our liquidity.

Our key liquidity metrics are Automotive cash, Automotive liquidity, and operating-related cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive cash is detailed below as of the dates shown (in billions):

	December 31, 2015	December 31, 2014	December 31, 2013
Cash and cash equivalents	$5.4	$4.6	$5.0
Marketable securities	18.2	17.1	20.1
Total cash and marketable securities	23.6	21.7	25.1
Securities-in-transit (a)	—	—	(0.3)
Automotive cash	$23.6	$21.7	$24.8
__________

(a)	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and a payable or receivable was recorded on the balance sheet.

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Of our total Automotive cash at December 31, 2015, consolidated entities domiciled in the United States held 84%.

Automotive cash and liquidity as of the dates shown were as follows (in billions):

	December 31, 2015	December 31, 2014	December 31, 2013
Automotive cash	$23.6	$21.7	$24.8
Available credit lines
Revolving credit facility, unutilized portion	10.3	10.1	10.7
Local lines available to foreign affiliates, unutilized portion	0.6	0.6	0.7
Automotive liquidity	$34.5	$32.4	$36.2

In managing our business, we classify changes in Automotive cash into operating-related and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other—primarily financing-related).

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

Changes in Automotive cash are summarized below (in billions):

	2015	2014	2013
Automotive cash at end of period	$23.6	$21.7	$24.8
Automotive cash at beginning of period	21.7	24.8	24.3
Change in Automotive cash	$1.9	$(3.1)	$0.5

Automotive pre-tax profits (excluding special items)	$8.8	$5.5	$8.4
Capital spending	(7.1)	(7.4)	(6.6)
Depreciation and tooling amortization	4.3	4.3	4.1
Changes in working capital (a)	0.6	(0.4)	(0.3)
Other/Timing differences (b)	0.7	1.6	0.5
Automotive operating-related cash flows	7.3	3.6	6.1

Separation payments	(0.6)	(0.2)	(0.3)
Net receipts from Financial Services sector (c)	0.2	0.6	0.4
Other (d)	(0.6)	(0.8)	0.4
Cash flow before other actions	6.3	3.2	6.6

Changes in debt	(0.8)	(0.9)	0.7
Funded pension contributions	(1.1)	(1.5)	(5.0)
Dividends/Other items (e)	(2.5)	(3.9)	(1.8)
Change in cash	$1.9	$(3.1)	$0.5
_________

(a)	Working capital is comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, warranty, and timing differences between unconsolidated affiliate profits and dividends received. Also includes other factors, such as the impact of tax payments and vehicle financing activities between Automotive and Financial Services sectors.

(c)	Primarily distributions from Ford Holdings (Ford Credit’s parent) and tax payments received from Ford Credit.

(d)	2014 includes one-time unfavorable cash effect associated with the accounting change for our operations in Venezuela.

(e)	In 2014, we used $2 billion in cash to settle repurchases of approximately 116 million shares of Ford Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

	2015	2014	2013
Net cash provided by/(used in) operating activities	$12.3	$8.8	$7.7
Items included in operating-related cash flows
Capital spending	(7.1)	(7.4)	(6.6)
Proceeds from the exercise of stock options	0.2	0.2	0.3
Net cash flows from non-designated derivatives	(0.1)	0.2	(0.3)
Items not included in operating-related cash flows
Separation payments	0.6	0.2	0.3
Funded pension contributions	1.1	1.5	5.0
Tax refunds, tax payments, and tax receipts from affiliates	—	(0.2)	(0.3)
Other	0.3	0.3	—
Operating-related cash flows	$7.3	$3.6	$6.1

Credit Agreement. Lenders under our Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (the “revolving credit facility”) have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

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

At December 31, 2015, the utilized portion of the revolving credit facility was $48 million, representing amounts utilized as letters of credit.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program.  See Note 13 of the Notes to the Financial Statements for information regarding the ATVM loan.

Other Automotive Credit Facilities. At December 31, 2015, we had $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $836 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	December 31, 2015	December 31, 2014	December 31, 2013
Automotive cash	$23.6	$21.7	$24.8
Less:
Long-term debt	11.0	11.3	14.4
Debt payable within one year	1.8	2.5	1.3
Total debt	12.8	13.8	15.7
Net cash	$10.8	$7.9	$9.1

Total debt at December 31, 2015 was $1 billion lower than at December 31, 2014. The reduction primarily represents debt repayments, offset partially by the addition of the external debt of Ford Sollers, our joint venture in Russia, as a result of the consolidation of the joint venture on March 31, 2015, and higher local funding in Brazil.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pension Plan Contributions and Strategy. Worldwide, our defined benefit pension plans were underfunded by $8.2 billion at December 31, 2015, an improvement of $1.6 billion from December 31, 2014, due to higher discount rates and favorable exchange partially offset by asset returns in the United States. The U.S. weighted-average discount rate increased 33 basis points to 4.27% at year-end 2015 from 3.94% at year-end 2014. The non-U.S. weighted average discount rate increased 14 basis points to 3.20% at year-end 2015 from 3.06% at year-end 2014. Of the $8.2 billion underfunded status at year-end 2015, $5.7 billion, or about 70%, is associated with our unfunded plans.

Our strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy reduces balance sheet, cash flow, and income exposures and, in turn, reduces our risk profile. The key elements of this strategy include:

•	Limiting liability growth in our defined benefit plans by closing participation to new participants;

•	Reducing plan deficits through discretionary cash contributions;

•
Progressively re-balancing assets to more fixed income investments, with a target asset allocation of about 80% fixed income investments and 20% growth assets, which will provide a better matching of plan assets to the characteristics of the liabilities, thereby reducing our net exposure; and

•	Taking other strategic actions to reduce pension liabilities.

On December 31, 2015, we adopted a change in accounting method for our defined benefit pension and OPEB plans. Ford will recognize pension and OPEB remeasurement gains and losses in the year incurred (generally in the fourth quarter) rather than amortizing them over many years. The remeasurement will be reported as a special item since it is not reflective of the underlying operating results of our automotive business. The change in accounting method will have no effect on our funding requirements, cash flows, or employees’ pension or OPEB benefits. See Note 1 of the Notes to the Financial Statements for additional information on the change in accounting.

In 2015, consistent with our plan, we contributed $1.1 billion to our global funded pension plans (most of which were mandatory contributions), a decrease of $0.4 billion compared with 2014. During 2016, we expect to contribute $1.5 billion from Automotive cash to our global funded pension plans (including discretionary contributions of about $400 million). We also expect to make about $300 million of benefit payments to participants in unfunded plans, for a combined total of $1.8 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. plans in 2016. After 2016, we expect contributions to our global funded plans to be limited to ongoing service cost of about $500 to $700 million per year.

Asset returns in 2015 for our U.S. plans were (1.8)% reflecting fixed income losses as interest rates rose, partially offset by positive growth asset returns. The fixed income mix in our U.S. plans at year-end 2015 was 77%, unchanged from year-end 2014. Asset returns for our non-U.S. plans were 7.7%, reflecting fixed income gains, strongly positive growth asset returns, and favorable exchange. The fixed income mix in our non-U.S. plans at year-end 2015 was 73%, 6 percentage points higher than year-end 2014.

For a detailed discussion of our pension plans, see Note 12 of the Notes to the Financial Statements.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle.  The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Automotive income before income tax, adjusted for depreciation, amortization, Automotive interest, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Financial Services section of Item 7.  Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

Liquidity Sufficiency. One of the four key priorities of our One Ford plan is to finance our plan and maintain a strong balance sheet, while at the same time having resources available to grow our business. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment.

Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to increase to about $9 billion annually by 2020. Our capital spending was $7.1 billion and $7.4 billion in 2015 and 2014, respectively, and is expected to be about $7.7 billion in 2016.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2015, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.9 billion. At December 31, 2015, the principal amount outstanding of Ford Credit’s unsecured commercial paper was $1.7 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full-year 2016, and its global public term funding issuances in 2015, 2014, and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2016 Forecast	2015	2014	2013
Unsecured	$ 14-18	$17	$13	$11
Securitizations (a)	12-15	13	15	14
Total	$ 26-33	$30	$28	$25
__________

(a)	Includes Rule 144A offerings.

In 2015, Ford Credit completed $30 billion of public term funding in the United States, Canada, Europe, Mexico, China, and Australia including $17 billion of unsecured debt and $13 billion of securitizations.

For 2016, Ford Credit projects full-year public term funding in the range of $26 billion to $33 billion, consisting of $14 billion to $18 billion of unsecured debt and $12 billion to $15 billion of public securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

FORD CREDIT

FUNDING STRUCTURE – MANAGED RECEIVABLES (BILS)

Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$103
$5
$5
$43
$45
$5
$11
$11
Year-End 2013
$113
$2
$6
$43
$55
$5
$11
$9
Year-End 2014
$127
$2
$6
$50
$62
$6
$12
$11
Year-End 2015
$134-139
$2-3
~$6
$50-53
$66-68
~$8
~$13
$11-12
Year-End 2016 Fcst.
Securitized Funding as Pct. of Managed Receivables
44%
38%
39%
37-40%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At year-end 2015, managed receivables were $127 billion, and Ford Credit ended the year with $11 billion in cash. Securitized funding was 39% of managed receivables.

Ford Credit is projecting 2016 year-end managed receivables of $134 billion to $139 billion and securitized funding as a percent of managed receivables to be between 37% and 40%. Ford Credit expects this percentage to decline over time; quarterly and annual movements reflect the calendarization of Ford Credit’s funding plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	December 31, 2015	December 31, 2014	December 31, 2013
Liquidity Sources
Cash (a)	$11.2	$8.9	$10.8
Committed ABS facilities (b)	33.2	33.7	29.4
FCAR bank lines	—	—	3.5
FCE/Other unsecured credit facilities	2.3	1.6	1.6
Ford revolving credit facility allocation	3.0	2.0	—
Total liquidity sources	$49.7	$46.2	$45.3

Utilization of Liquidity
Securitization cash (c)	$(4.3)	$(2.4)	$(4.4)
Committed ABS facilities	(20.6)	(15.3)	(14.7)
FCAR bank lines	—	—	(3.3)
FCE/Other unsecured credit facilities	(0.8)	(0.4)	(0.4)
Ford revolving credit facility allocation	—	—	—
Total utilization of liquidity	(25.7)	(18.1)	(22.8)
Gross liquidity	24.0	28.1	22.5
Adjustments (d)	(0.5)	(1.6)	(1.1)
Net liquidity available for use	$23.5	$26.5	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)
Committed asset-backed security (“ABS”) facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE Bank plc (“FCE”) access to the Bank of England’s Discount Window Facility.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At December 31, 2015, Ford Credit had total liquidity sources of $49.7 billion compared with total liquidity sources of $46.2 billion at December 31, 2014. Its liquidity sources of committed capacity and cash are diversified across a variety of markets and platforms. The utilization of its liquidity totaled $25.7 billion at year-end 2015, compared with $18.1 billion at year-end 2014. The increase of $7.6 billion reflects higher securitization cash and usage of its committed ABS facilities.

Ford Credit ended 2015 with gross liquidity of $24 billion. After adjustments totaling $0.5 billion, total liquidity available for use continues to remain strong at $23.5 billion at year-end 2015, $3 billion lower than year-end 2014.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure. Ford Credit refers to its shareholder’s interest as equity.

The following table shows the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31, 2015	December 31, 2014	December 31, 2013
Total debt (a)	$119.6	$105.0	$98.7
Equity	11.7	11.4	10.6
Financial statement leverage (to 1)	10.2	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31, 2015	December 31, 2014	December 31, 2013
Total debt (a)	$119.6	$105.0	$98.7
Adjustments for cash (b)	(11.2)	(8.9)	(10.8)
Adjustments for derivative accounting (c)	(0.5)	(0.4)	(0.2)
Total adjusted debt	$107.9	$95.7	$87.7

Equity	$11.7	$11.4	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.4)	(0.3)
Total adjusted equity	$11.4	$11.0	$10.3
Managed leverage (to 1) (d)	9.5	8.7	8.5
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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2015, Ford Credit’s managed leverage was 9.5:1, compared with 8.7:1 at December 31, 2014, reflecting the strength of the U.S. dollar and year-end receivables at the top end of the forecasted range. In 2016, Ford Credit expects managed leverage to return to the upper-end of the targeted range of 8:1 to 9:1. In 2015, Ford Credit paid $250 million in distributions to its parent, Ford Holdings LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At December 31, 2015, Total equity was $28.7 billion, an increase of $4.2 billion compared with December 31, 2014. The increase primarily reflects favorable changes in Retained earnings of $5 billion related to full-year 2015 Net income attributable to Ford Motor Company of $7.4 billion, net of cash dividends declared of $2.4 billion; favorable changes in Capital in excess of par value of stock related to compensation-related equity issuances of $332 million; offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) of about $1 billion (more than explained by unfavorable foreign currency translation adjustments) and an increase in Treasury stock of $129 million.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015:

•	On November 23, 2015, S&P affirmed its ratings for Ford and Ford Credit, and revised the outlook to positive from stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Positive	BBB (low)	R-3	Positive	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa3	Stable	Baa3	P-3	Stable	Baa3
S&P *	BBB-	BBB-	Positive	BBB-	A-3	Positive	BBB-
__________

*	S&P assigns FCE a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford and Ford Credit, with a stable outlook.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Return on Invested Capital. We analyze total company performance using a Return on Invested Capital (“ROIC”)financial metric based on an after-tax rolling five-year average basis, which we believe is appropriate given our industry’s product and investment cycles. The following table contains the calculation of our five-year average ROIC for the years shown:

AFTER-TAX FIVE-YEAR ROIC CALCULATION

	2011 (Bils.)	2012 (Bils.)	2013 (Bils.)	2014 (Bils.)	2015 (Bils.)
Net Operating Profit After Tax (NOPAT)					
Pre-Tax Profit (Incl. Special Items)	$ 3.7	$ 2.0	$ 14.4	$ 1.2	$ 10.3
Add Back: Costs Related to Invested Capital					
Automotive Interest Expense	0.8	0.7	0.8	0.8	0.8
Funding-Related Pension and OPEB costs*	5.2	6.2	(6.1)	3.4	(0.7)
Less: Cash Taxes	(0.3)	(0.3)	(0.5)	(0.5)	(0.6)
Net Operating Profit After Tax	$ 9.4	$ 8.6	$ 8.6	$ 5.0	$ 9.8
Invested Capital					
Equity	$ 14.9	$ 15.9	$ 26.2	$ 24.5	$ 28.7
Redeemable Non-Controlling Interest	-	0.3	0.3	0.3	0.1
Automotive Debt	13.1	14.3	15.7	13.8	12.8
Net Pension and OPEB liability	22.0	25.5	14.9	16.2	13.9
Invested Capital (End of Year)	$ 50.0	$ 56.0	$ 57.0	$ 54.8	$ 55.5
Average Year Invested Capital	$ 43.2	$ 53.1	$ 56.5	$ 55.7	$ 55.1
Annual ROIC	**21.7%**	**16.2%**	**15.2%**	**8.9%**	**17.7%**
After-Tax Five-Year Average ROIC**	**3.0%**	**7.3%**	**17.4%**	**16.2%**	**15.7%**

* Reflects total pension & OPEB (income) / expense except service cost
** Calculated as five-year average NOPAT divided by five-year average invested capital

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 PLANNING ASSUMPTIONS AND KEY METRICS

The following summarizes results against planning assumptions and key metrics established at the beginning of 2015:

	2014 Full Year	2015 Full Year
	Results	Plan	Results
Planning Assumptions (Mils.)
Industry Volume -- U.S.	16.8	17.0 - 17.5	17.8
-- Europe 20	14.6	14.8 - 15.3	16.0
-- China (a)	24.0	24.5 - 26.5	25.1

Key Metrics
Automotive (Compared with 2014):
- Revenue (Bils.)	$135.8	Higher	$140.6

- Operating Margin	4.6%	Higher	6.8%

- Operating-Related Cash Flow (Bils.) (b)	$3.6	Higher	$7.3

Ford Credit (Compared with 2014):
- Pre-Tax Profit (Bils.)	$1.9	Equal To Or Higher	$2.1

Total Company:
- Pre-Tax Profit (Bils.) (b)(c)	$7.3	$10.0 - $11.0	$10.8
__________

(a)	China industry volume is based on estimated wholesales.

(b)	Excludes special items; reconciliation to GAAP for full-year 2014 and 2015 provided in “Results of Operations” and “Liquidity and Capital Resources,” above.

(c)	The 2015 plan was updated on January 7, 2016 in connection with the change in accounting method for our defined benefit and OPEB plans.

PRODUCTION VOLUMES (a)

Our 2015 production volumes and first quarter 2016 projected production volumes are as follows (in thousands):

	2015 Actual				2016 Forecast
	Fourth Quarter		Full Year		First Quarter
	Units	O/(U) 2014	Units	O/(U) 2014	Units	O/(U) 2015
North America	800	102	3,130	161	840	117
South America	67	(38)	348	(51)	65	(37)
Europe	393	65	1,609	171	420	(16)
Middle East & Africa	17	(2)	83	7	20	(1)
Asia Pacific	428	52	1,504	65	435	62
Total	1,705	179	6,674	353	1,780	125
_________

(a)	Includes Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Total Company

Our 2016 outlook by segment is as follows:

	2015 Full Year Results	2016 Full Year Plan
Automotive (Mils.)
North America	$9,345	About Equal To 2015
- Operating Margin (Pct.)	10.2%	9.5% or Higher
South America	$(832)	Greater Loss Than 2015
Europe	259	Higher Than 2015
Middle East & Africa	31	Equal To or Higher Than 2015
Asia Pacific	765	Higher Than 2015
Other Automotive	(796)	Loss of About $800 Million
Ford Credit (Mils.)	$2,086	Equal To or Higher Than 2015

2016 Planning Assumptions and Key Metrics

Based on the current economic environment, our planning assumptions and key metrics for 2016 include the following:

	2015 Full Year Results	2016 Full Year Plan	GDP Growth Outlook
Planning Assumptions (Mils.)
Industry Volume
- U.S.	17.8	17.5 - 18.5	2.3 - 2.8%
- Europe (a)	19.2	19.0 - 20.0	1.2 - 1.7%
- Brazil	2.6	2.0 - 2.5	(2.0) - (3.0)%
- China (b)	23.5	23.5 - 25.5	6.5 - 7.0%

Key Metrics
Automotive:
- Revenue (Bils.)	$140.6	Equal To or Higher Than 2015
- Operating Margin (Pct.)	6.8%	Equal To or Higher Than 2015
- Operating-Related Cash Flow (Bils.) (c)	$7.3	Strong, but Lower Than 2015
Total Company Pre-Tax Profit (Bils.) (c)	$10.8	Equal To or Higher Than 2015
Operating Effective Tax Rate (Pct.) (d)	28.6%	Low 30s
Operating EPS (c)	$1.93	Equal To or Higher Than 2015
__________

(a)	Europe industry reflects total Europe, including Turkey and Russia.

(b)	Industry volume is based on estimated vehicle registrations.

(c)	Excludes special items; reconciliation to GAAP for full-year 2015 provided in “Results of Operations” and “Liquidity and Capital Resources” above.

(d)	Excludes special items.

We expect continued benchmark profitability in North America in 2016 as we launch important high-volume products, such as Escape, Fusion, and Super Duty, and pursue emerging opportunities through Ford Smart Mobility. In South America, we expect losses to be higher in 2016 as industry volumes reduce further and regional currencies weaken. We expect Europe’s profit to grow in 2016 as we take further actions on costs to improve Europe’s breakeven volume, help offset increasing regulatory costs, and invest in profitable, growing product segments and mobility services. We expect Middle East & Africa to deliver results in 2016 that are equal to or higher than 2015 as we continue to implement the growth strategy we developed in 2015. We expect Asia Pacific’s profits to be higher in 2016 and we expect industry growth in China, partially as a result of the purchase tax reduction introduced in 2015. Ford Credit expects its pre-tax profit in 2016 to be equal to or higher than in 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We expect our operating effective tax rate to be in the low 30 percent range in 2016. In 2015, legislation was enacted in the fourth quarter that retroactively reinstated the U.S. research credit and other provisions of tax law that had expired.  This late action contributed to our lower fourth quarter operating effective tax rate.  The legislation made the research credit and certain other provisions permanent, which will eliminate the rate variability associated with such retroactive extensions of law.

In total, we expect 2016 to be another outstanding year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products or services;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	New or increased credit regulations, consumer or data protection regulations, or other regulations resulting in higher costs and/or additional financing restrictions.

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

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•
Discount rates. Our discount rate assumption is based primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve based on high-quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve to determine the year-end obligations.

Beginning in 2016, we changed the approach used to estimate the service and interest components of net periodic benefit cost for pension and OPEB for plans that utilize a yield curve approach. With this refinement, we will measure service and interest costs by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise measurement of service and interest costs. This refinement has no effect on the measurement of our plan obligations or on full year pension and OPEB expense as lower service and interest costs recorded quarterly are offset in the fourth quarter remeasurement. We have accounted for this as a change in accounting estimate and accordingly, have accounted for it on a prospective basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Expected long-term rate of return on plan assets. Our expected long-term rate of return assumption reflects the historical returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy such as asset mix. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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

On December 31, 2015, we adopted a change in accounting method for our defined benefit pension and OPEB plans retrospectively. See Note 1 of the Notes to the Financial Statements for additional information. With this change, the effects of actual results differing from our assumptions and the effects of changing assumptions (remeasurement gain/loss) are recognized within net periodic benefit costs in the period of remeasurement.

See Note 12 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2015 weighted average discount rate was 4.27% for U.S. plans and 3.20% for non-U.S. plans, reflecting increases of 33 and 14 basis points, respectively, compared with year-end 2014. In 2015, the U.S. actual return on assets was (1.8)%, which was lower than the expected long-term rate of return of 6.75%. Non-U.S. actual return on assets was 7.7%, which was higher than the expected long-term rate of return of 6.11%. Non-U.S. asset returns reflect the impact of a change in valuation technique for Ford-Werke pension plan assets (see Note 12 of the Notes to the Financial Statements for additional information). In total, these differences, in addition to demographic and other updates, resulted in a net loss of $1 billion which has been recognized within net periodic benefit cost and reported as a special item within the Automotive sector.

For 2016, the expected long-term rate of return on assets is 6.75% for U.S. plans unchanged from 2015, and 5.56% for non-U.S. plans, down 55 basis points compared with a year ago, reflecting primarily a higher fixed income allocation.

Worldwide pension costs, excluding special items, was income of about $300 million in 2015, about $500 million better than 2014, driven primarily by lower interest costs and strong asset returns at year-end 2014. Based on year-end assumptions, we expect 2016 pension expense to be similar to 2015.

De-risking Strategy. In 2012, we adopted a broad global de-risking strategy which increases the matching characteristics of our assets relative to our obligation as funded status improves. Changes in interest rates (which directly influence changes in discount rates), in addition to other factors, have a significant impact on the value of our pension obligation and fixed income asset portfolio. As we de-risk our plans and increase the allocation to fixed income investments over time, we expect the funded status sensitivity to changes in interest rates will be significantly reduced. Changes in interest rates should result in offsetting effects in the value of our pension obligation and the value of the fixed income asset portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. The December 31, 2015 pension funded status and 2016 expense are affected by year-end 2015 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors which generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our net funded status. The table below estimates the impact as of December 31, 2015 on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis	Increase/(Decrease) in
	Point	December 31, 2015 Funded Status
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps.	$4,500/$(5,500)	$4,000/$(5,100)
Interest rate - fixed income assets	+/- 100	(4,200)/5,200	(2,600)/3,200
Net impact on funded status		$300/$(300)	$1,400/$(1,900)

The fixed income asset sensitivity shown excludes other fixed income return components (e.g., bond coupon and active management excess returns), and growth asset returns. Other factors that impact net funded status (e.g., contributions) are not reflected.

Discount rates and the expected long-term rate of return on assets have the largest impact on pension expense. These assumptions are generally set at each year end for expense recorded throughout the following year. The table below estimates the impact on 2016 pension expense of a higher/lower assumption for these factors (in millions):

	Basis	Increase/(Decrease) in
	Point	2016 Expense
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - service cost and interest cost	+/- 25 bps.	$30/$(30)	$5/$(5)
Expected long-term rate of return on assets	+/- 25	(100)/100	(60)/60

The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to an increase in discount rates assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for U.S. OPEB plans at December 31, 2015 was 4.22%, compared with 3.86% at December 31, 2014, resulting in a worldwide gain of about $300 million which has been recognized within net periodic benefit cost and reported as a special item within the Automotive sector.

Sensitivity Analysis. Discount rates have the largest impact on our OPEB obligation and expense. The table below estimates the impact on 2016 pension expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis	(Increase)/Decrease 2015 YE Obligation	Increase/(Decrease) 2016 Expense
Point
Factor	Change
Discount rate - obligation	+/- 100 bps.	$600/$(700)	N/A
Discount rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

We presently believe that a valuation allowance of $1.8 billion is required, primarily for deferred tax assets related to our South America operations. We believe that we ultimately will recover the remaining $11 billion of deferred tax assets. We have assessed recoverability of these assets, and concluded that no valuation allowance is required.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to- receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average finance receivables or average operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

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

Specific Allowance for Impaired Receivables. Consumer receivables involved in Troubled Debt Restructurings are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the contracts original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishing the collective and specific allowance for credit losses, if Ford Credit management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2015 Allowance for Credit Losses	2016 Expense
Repossession ratios (a)	+/- 0.1 pt.	$37/$(37)	$37/$(37)
Loss severity	+/- 1.0	4/(4)	4/(4)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.

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

After establishing the collective and specific allowance for credit losses, if Ford Credit management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

 Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2015 Accumulated Depreciation on Vehicles Subject to Operating Leases	2016 Expense
Future auction values	+/- 1.0	$(101)/$101	$(35)/$35
Return volumes	+/- 1.0	13/(13)	6/(6)

The impact of the increased accumulated supplemental depreciation in 2015 would be charged to expense in the
2016 - 2019 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases, in each case under the Financial Services sector.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standard 2014-09) to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2015-16	Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments	January 1, 2016
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2015-17	Income Taxes - Balance Sheet Classification of Deferred Taxes	January 1, 2017
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information see Note 3 of the Notes to the Financial Statements.

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

The table below summarizes our contractual obligations as of December 31, 2015 (in millions):

	Payments Due by Period
	2016	2017 - 2018	2019 - 2020	2021 and Thereafter	Total
Automotive Sector
On-balance sheet
Long-term debt (a)	$944	$2,210	$1,659	$7,556	$12,369
Interest payments relating to long-term debt	629	1,067	910	6,702	9,308
Capital leases (b)	19	89	14	8	130
Pension funding (c)	475	—	—	—	475
Off-balance sheet
Purchase obligations	1,656	1,527	654	613	4,450
Operating leases	267	367	174	73	881
Total Automotive sector	3,990	5,260	3,411	14,952	27,613

Financial Services Sector
On-balance sheet
Long-term debt (a)	29,096	45,538	20,423	12,622	107,679
Interest payments relating to long-term debt	2,416	3,200	1,773	1,247	8,636
Off-balance sheet
Purchase obligations	17	35	1	—	53
Operating leases	8	9	4	7	28
Total Financial Services sector	31,537	48,782	22,201	13,876	116,396
Total Company	$35,527	$54,042	$25,612	$28,828	$144,009
__________
(a) Excludes unamortized debt discounts/premiums, debt issuance costs, and fair value adjustments.

(b)	Includes interest payments of $6 million.

(c)	Amounts represent our estimate of contractually obligated deficit contributions to U.K. plans. See Note 12 for further information regarding our expected 2016 pension contributions and funded status.

The amount of unrecognized tax benefits for 2015 of $1.6 billion (see Note 21 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2015, was an asset of $322 million compared with a liability of $130 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.2 billion at December 31, 2015, compared with $2.1 billion at December 31, 2014. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 16 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

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

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2015 was a liability of $24 million compared with a liability of $66 million as of December 31, 2014. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $62 million at December 31, 2015, compared with $63 million at December 31, 2014.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2015, we had $23.6 billion in our Automotive investment portfolios, compared to $21.7 billion at December 31, 2014. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The portfolios are classified as trading portfolios and gains and losses (unrealized and realized) are reported in the income statement. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $186 million as calculated as of December 31, 2015. This compares to $148 million, as calculated as of December 31, 2014. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Pre-tax cash flow sensitivity as of year-end 2015 and 2014 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2015	$7	$(7)
December 31, 2014	(46)	46
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, Pound Sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2015, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments as of December 31, 2015 was an asset of $681 million, compared to an asset of $692 million as of December 31, 2014.

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

Selected quarterly financial data for 2015 and 2014 are provided in Note 26 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. On December 31, 2015, we adopted a method to recognize pension and OPEB remeasurement gains and losses in the year incurred rather than amortizing them over many years.  In addition, fair value is used to calculate the expected return on plan assets.  We previously used a market-related value of plan assets that recognized changes in fair value over time to calculate the expected return on plan assets.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management Stock Ownership” in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance – Board Committee Functions,” “ Audit Committee Financial Expert and Auditor Rotation” and “Proposal 1 – Election of Directors” in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics” in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation in 2015,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested in 2015,” “Pension Benefits in 2015,” “Nonqualified Deferred Compensation in 2015,” and “Potential Payments Upon Termination or Change in Control.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Corporate Governance – Beneficial Stock Ownership” in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors and Relevant Facts and Circumstances” in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Fees” in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2015 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement and Sector Income Statement for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2015 and 2014.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statement of Equity for the years ended December 31, 2015, 2014, and 2013.

•	Notes to the Financial Statements.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-A-1	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 3-B	By-laws.	Filed as Exhibit 3.2 to our Form 8-A/A filed on September 11, 2015.*
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4.3 to our Current Report on Form 8-K filed September 11, 2015.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*

Designation	Description	Method of Filing
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-L-1	Description of Compensation Arrangements for Alan Mulally.**	Filed as Exhibit 10-L-1 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2014.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2015.**	Filed as Exhibit 10-O-5 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2016.**	Filed with this Report.
Exhibit 10-O-5	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed as Exhibit 10-O-11 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2016.**	Filed with this Report.
Exhibit 10-O-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Designation	Description	Method of Filing
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed with this Report.
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed with this Report.
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed with this Report.
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed with this Report.
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Amended and Restated Relationship Agreement dated April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	2015 Incentive Compensation Grants - Exclusion of Pension & OPEB Accounting Change	Filed with this Report.
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-W-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-X-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-X-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

Designation	Description	Method of Filing
Exhibit 10-X-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-X-4
Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-Y	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-Z	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated February 11, 2016, relating to change in accounting principle.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2016.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 11, 2016
William Clay Ford, Jr.

MARK FIELDS*	Director, President and Chief Executive Officer	February 11, 2016
Mark Fields	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 11, 2016
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 11, 2016
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director and Chair of the Compensation Committee	February 11, 2016
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 11, 2016
Edsel B. Ford II

JAMES P. HACKETT*	Director	February 11, 2016
James P. Hackett

JAMES H. HANCE, JR.*	Director	February 11, 2016
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability Committee	February 11, 2016
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 11, 2016
Jon M. Huntsman, Jr.

WILLIAM E. KENNARD*	Director	February 11, 2016
William E. Kennard

Signature	Title	Date

JOHN C. LECHLEITER*	Director	February 11, 2016
John C. Lechleiter

ELLEN R. MARRAM*	Director	February 11, 2016
Ellen R. Marram

GERALD L. SHAHEEN*	Director and Chair of the Nominating and Governance Committee	February 11, 2016
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 11, 2016
John L. Thornton

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 11, 2016
Bob Shanks	(principal financial officer)

STUART ROWLEY*	Vice President and Controller	February 11, 2016
Stuart Rowley	(principal accounting officer)

*By: /s/ JONATHAN E. OSGOOD		February 11, 2016
Jonathan E. Osgood
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement employee benefit plans in 2015.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 11, 2016

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2015	2014	2013
Revenues
Automotive	$140,566	$135,782	$139,369
Financial Services	8,992	8,295	7,548
Total revenues	149,558	144,077	146,917

Costs and expenses
Automotive cost of sales	124,041	125,025	120,190
Selling, administrative, and other expenses	14,999	15,716	10,850
Financial Services interest expense	2,454	2,699	2,860
Financial Services provision for credit and insurance losses	417	305	208
Total costs and expenses	141,911	143,745	134,108

Automotive interest expense	773	797	829

Automotive interest income and other income/(loss), net (Note 18)	1,188	76	974
Financial Services other income/(loss), net (Note 18)	372	348	348
Equity in net income of affiliated companies	1,818	1,275	1,069
Income before income taxes	10,252	1,234	14,371
Provision for/(Benefit from) income taxes (Note 21)	2,881	4	2,425
Net income	7,371	1,230	11,946
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(1)	(7)
Net income attributable to Ford Motor Company	$7,373	$1,231	$11,953

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 23)
Basic income	$1.86	$0.31	$3.04
Diluted income	1.84	0.31	2.94

Cash dividends declared	0.60	0.50	0.40

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2015	2014	2013
Net income	$7,371	$1,230	$11,946
Other comprehensive income/(loss), net of tax (Note 17)
Foreign currency translation	(1,132)	(36)	(521)
Marketable securities	(6)	—	—
Derivative instruments	227	(182)	215
Pension and other postretirement benefits	(81)	(23)	(47)
Total other comprehensive income/(loss), net of tax	(992)	(241)	(353)
Comprehensive income	6,379	989	11,593
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	—	(7)
Comprehensive income attributable to Ford Motor Company	$6,381	$989	$11,600

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the years ended December 31,
	2015	2014	2013
AUTOMOTIVE
Revenues	$140,566	$135,782	$139,369
Costs and expenses
Cost of sales	124,041	125,025	120,190
Selling, administrative, and other expenses	10,502	11,842	7,671
Total costs and expenses	134,543	136,867	127,861

Interest expense	773	797	829

Interest income and other income/(loss), net (Note 18)	1,188	76	974
Equity in net income of affiliated companies	1,786	1,246	1,046
Income/(Loss) before income taxes — Automotive	8,224	(560)	12,699

FINANCIAL SERVICES
Revenues	8,992	8,295	7,548
Costs and expenses
Interest expense	2,454	2,699	2,860
Depreciation on vehicles subject to operating leases (Note 6)	3,640	3,098	2,411
Operating and other expenses	857	776	768
Provision for credit and insurance losses	417	305	208
Total costs and expenses	7,368	6,878	6,247

Other income/(loss), net (Note 18)	372	348	348
Equity in net income of affiliated companies	32	29	23
Income before income taxes — Financial Services	2,028	1,794	1,672

TOTAL COMPANY
Income before income taxes	10,252	1,234	14,371
Provision for/(Benefit from) income taxes (Note 21)	2,881	4	2,425
Net income	7,371	1,230	11,946
Less: Income/(Loss) attributable to noncontrolling interests	(2)	(1)	(7)
Net income attributable to Ford Motor Company	$7,373	$1,231	$11,953

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$14,272	$10,757
Marketable securities	20,904	20,393
Finance receivables, net (Note 5)	90,691	81,111
Other receivables, net	11,284	11,708
Net investment in operating leases (Note 6)	27,093	23,217
Inventories (Note 8)	8,319	7,870
Equity in net assets of affiliated companies (Note 9)	3,224	3,357
Net property (Note 10)	30,163	30,126
Deferred income taxes (Note 21)	11,509	14,024
Other assets	7,466	6,052
Total assets	$224,925	$208,615

LIABILITIES
Payables	$20,272	$20,035
Other liabilities and deferred revenue (Note 11)	42,546	44,032
Automotive debt (Note 13)	12,839	13,824
Financial Services debt (Note 13)	120,015	105,347
Deferred income taxes (Note 21)	502	570
Total liabilities	196,174	183,808

Redeemable noncontrolling interest (Note 14)	94	342

EQUITY
Capital stock (Note 23)
Common Stock, par value $.01 per share (3,960 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,421	21,089
Retained earnings	14,414	9,422
Accumulated other comprehensive income/(loss) (Note 17)	(6,257)	(5,265)
Treasury stock	(977)	(848)
Total equity attributable to Ford Motor Company	28,642	24,438
Equity attributable to noncontrolling interests	15	27
Total equity	28,657	24,465
Total liabilities and equity	$224,925	$208,615

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 15 for additional information on our VIEs.

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$3,949	$2,094
Finance receivables, net	45,902	39,522
Net investment in operating leases	13,309	9,631
Other assets	85	27
LIABILITIES
Other liabilities and deferred revenue	$19	$22
Debt	43,086	37,156

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	December 31, 2015	December 31, 2014
ASSETS
Automotive
Cash and cash equivalents	$5,386	$4,567
Marketable securities	18,181	17,135
Total cash and marketable securities	23,567	21,702
Receivables, less allowances of $372 and $455	5,173	5,789
Inventories (Note 8)	8,319	7,870
Deferred income taxes	3,664	2,050
Other current assets	1,851	1,347
Total current assets	42,574	38,758
Equity in net assets of affiliated companies (Note 9)	3,091	3,216
Net property (Note 10)	30,021	29,795
Net investment in operating leases (Note 6)	2,014	1,699
Deferred income taxes	10,687	13,705
Other assets	3,572	2,497
Non-current receivable from Financial Services (Note 1)	—	497
Total Automotive assets	91,959	90,167
Financial Services
Cash and cash equivalents	8,886	6,190
Marketable securities	2,723	3,258
Finance receivables, net (Note 5)	96,063	86,141
Net investment in operating leases (Note 6)	25,079	21,518
Equity in net assets of affiliated companies (Note 9)	133	141
Other assets	3,059	3,613
Receivable from Automotive (Note 1)	1,083	527
Total Financial Services assets	137,026	121,388
Intersector elimination	(1,083)	(1,024)
Total assets	$227,902	$210,531
LIABILITIES
Automotive
Payables	$19,168	$18,876
Other liabilities and deferred revenue (Note 11)	17,992	17,912
Deferred income taxes	13	270
Debt payable within one year (Note 13)	1,779	2,501
Current payable to Financial Services (Note 1)	694	527
Total current liabilities	39,646	40,086
Long-term debt (Note 13)	11,060	11,323
Other liabilities and deferred revenue (Note 11)	22,732	24,270
Deferred income taxes	287	367
Non-current payable to Financial Services	389	—
Total Automotive liabilities	74,114	76,046
Financial Services
Payables	1,104	1,159
Debt (Note 13)	120,015	105,347
Deferred income taxes	3,179	1,849
Other liabilities and deferred revenue (Note 11)	1,822	1,850
Payable to Automotive (Note 1)	—	497
Total Financial Services liabilities	126,120	110,702
Intersector elimination	(1,083)	(1,024)
Total liabilities	199,151	185,724

Redeemable noncontrolling interest (Note 14)	94	342

EQUITY
Capital stock (Note 23)
Common Stock, par value $.01 per share (3,960 million shares issued of 6 billion authorized)	40	39
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,421	21,089
Retained earnings	14,414	9,422
Accumulated other comprehensive income/(loss) (Note 17)	(6,257)	(5,265)
Treasury stock	(977)	(848)
Total equity attributable to Ford Motor Company	28,642	24,438
Equity attributable to noncontrolling interests	15	27
Total equity	28,657	24,465
Total liabilities and equity	$227,902	$210,531

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$7,371	$1,230	$11,946
Depreciation and tooling amortization	7,993	7,385	6,504
Other amortization	(27)	38	40
Provision for credit and insurance losses	418	305	210
Pension and OPEB expense	511	4,429	(4,930)
Equity investment (earnings)/losses in excess of dividends received	(333)	189	(543)
Foreign currency adjustments	710	825	228
Net (gain)/loss on changes in investments in affiliates	(42)	798	113
Stock compensation	199	180	159
Net change in wholesale and other receivables	(5,090)	(2,208)	(3,044)
Provision for deferred income taxes	2,120	(94)	1,585
Decrease/(Increase) in accounts receivable and other assets	(3,563)	(2,896)	(1,913)
Decrease/(Increase) in inventory	(1,155)	(936)	(437)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,758	5,729	1,232
Other	(700)	(467)	(706)
Net cash provided by/(used in) operating activities	16,170	14,507	10,444

Cash flows from investing activities
Capital spending	(7,196)	(7,463)	(6,597)
Acquisitions of finance receivables and operating leases	(57,217)	(51,673)	(45,822)
Collections of finance receivables and operating leases	38,130	36,497	33,966
Purchases of marketable securities	(41,279)	(48,694)	(119,993)
Sales and maturities of marketable securities	40,766	50,264	118,247
Change related to Venezuelan operations	—	(477)	—
Settlements of derivatives	134	281	(217)
Proceeds from sales of retail finance receivables	—	—	495
Other	500	141	190
Net cash provided by/(used in) investing activities	(26,162)	(21,124)	(19,731)

Cash flows from financing activities
Cash dividends	(2,380)	(1,952)	(1,574)
Purchases of Common Stock	(129)	(1,964)	(213)
Net changes in short-term debt	1,646	(3,870)	(2,927)
Proceeds from issuance of other debt	48,860	40,043	40,543
Principal payments on other debt	(33,358)	(28,859)	(27,953)
Other	(317)	25	257
Net cash provided by/(used in) financing activities	14,322	3,423	8,133
Effect of exchange rate changes on cash and cash equivalents	(815)	(517)	(37)
Net increase/(decrease) in cash and cash equivalents	$3,515	$(3,711)	$(1,191)

Cash and cash equivalents at January 1	$10,757	$14,468	$15,659
Net increase/(decrease) in cash and cash equivalents	3,515	(3,711)	(1,191)
Cash and cash equivalents at December 31	$14,272	$10,757	$14,468

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2015		2014		2013
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities
Net income	$6,066	$1,305	$(467)	$1,697	$10,546	$1,400
Depreciation and tooling amortization	4,332	3,661	4,252	3,133	4,064	2,440
Other amortization	170	(197)	216	(178)	198	(158)
Provision for credit and insurance losses	1	417	—	305	2	208
Pension and OPEB expense	511	—	4,429	—	(4,930)	—
Equity investment (earnings)/losses in excess of dividends received	(302)	(31)	216	(27)	(529)	(14)
Foreign currency adjustments	725	(15)	827	(2)	227	1
Net (gain)/loss on changes in investments in affiliates	(42)	—	798	—	113	—
Stock compensation	189	10	172	8	152	7
Provision for deferred income taxes	703	1,417	(674)	580	1,952	(367)
Decrease/(Increase) in intersector receivables/payables	877	(877)	(83)	83	(136)	136
Decrease/(Increase) in accounts receivable and other assets	(3,692)	129	(2,825)	(71)	(1,359)	(554)
Decrease/(Increase) in inventory	(1,155)	—	(936)	—	(437)	—
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,610	148	6,224	(495)	495	737
Other	(349)	(351)	(244)	(223)	(222)	(484)
Interest supplements and residual value support to Financial Services (a)	(3,350)	—	(3,141)	—	(2,398)	—
Net cash provided by/(used in) operating activities	12,294	5,616	8,764	4,810	7,738	3,352

Cash flows from investing activities
Capital spending	(7,147)	(49)	(7,360)	(103)	(6,566)	(31)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(57,217)	—	(51,673)	—	(45,822)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	38,130	—	36,497	—	33,966
Net change in wholesale and other receivables (b)	—	(5,090)	—	(2,208)	—	(3,044)
Purchases of marketable securities	(29,080)	(12,199)	(35,096)	(13,598)	(89,676)	(30,317)
Sales and maturities of marketable securities	28,062	12,704	38,028	12,236	87,799	30,448
Change related to Venezuelan operations	—	—	(477)	—	—	—
Settlements of derivatives	(76)	210	247	34	(284)	67
Proceeds from sales of retail finance receivables	—	—	—	—	—	495
Other	430	70	77	64	171	19
Investing activity (to)/from Financial Services (a)	293	—	322	—	445	—
Interest supplements and residual value support from Automotive (a)	—	3,350	—	3,141	—	2,398
Net cash provided by/(used in) investing activities	(7,518)	(20,091)	(4,259)	(15,610)	(8,111)	(11,821)

Cash flows from financing activities
Cash dividends	(2,380)	—	(1,952)	—	(1,574)	—
Purchases of Common Stock	(129)	—	(1,964)	—	(213)	—
Net changes in short term debt	500	1,146	(126)	(3,744)	(133)	(2,794)
Proceeds from issuance of other debt	836	48,024	185	39,858	2,250	38,293
Principal payments on other debt	(2,156)	(31,202)	(1,010)	(27,849)	(1,439)	(26,514)
Other	(216)	(101)	134	(109)	287	(30)
Financing activity to/(from) Automotive (a)	—	(293)	—	(322)	—	(445)
Net cash provided by/(used in) financing activities	(3,545)	17,574	(4,733)	7,834	(822)	8,510
Effect of exchange rate changes on cash and cash equivalents	(412)	(403)	(164)	(353)	(93)	56
Net increase/(decrease) in cash and cash equivalents	$819	$2,696	$(392)	$(3,319)	$(1,288)	$97

Cash and cash equivalents at January 1	$4,567	$6,190	$4,959	$9,509	$6,247	$9,412
Net increase/(decrease) in cash and cash equivalents	819	2,696	(392)	(3,319)	(1,288)	97
Cash and cash equivalents at December 31	$5,386	$8,886	$4,567	$6,190	$4,959	$9,509
_________
(a)    Eliminated in the consolidated statement of cash flows.
(b)    Reclassified to operating activities in the consolidated statement of cash flows.

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 17)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2012	$40	$20,976	$(171)	$(4,671)	$(292)	$15,882	$42	$15,924
Net income	—	—	11,953	—	—	11,953	(7)	11,946
Other comprehensive income/(loss), net of tax	—	—	—	(353)	—	(353)	—	(353)
Common stock issued (including share-based compensation impacts)	—	446	—	—	—	446	—	446
Treasury stock/other	—	—	—	—	(214)	(214)	(2)	(216)
Cash dividends declared	—	—	(1,574)	—	—	(1,574)	—	(1,574)
Balance at December 31, 2013	$40	$21,422	$10,208	$(5,024)	$(506)	$26,140	$33	$26,173

Balance at December 31, 2013	$40	$21,422	$10,208	$(5,024)	$(506)	$26,140	$33	$26,173
Net income	—	—	1,231	—	—	1,231	(1)	1,230
Other comprehensive income/(loss), net of tax	—	—	—	(241)	—	(241)	1	(240)
Common stock issued (including share-based compensation impacts)	—	314	—	—	—	314	—	314
Treasury stock/other	—	(647)	(65)	—	(342)	(1,054)	(4)	(1,058)
Cash dividends declared	—	—	(1,952)	—	—	(1,952)	(2)	(1,954)
Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465

Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	7,373	—	—	7,373	(2)	7,371
Other comprehensive income/(loss), net of tax	—	—	—	(992)	—	(992)	—	(992)
Common stock issued (including share-based compensation impacts)	1	332	—	—	—	333	—	333
Treasury stock/other	—	—	(1)	—	(129)	(130)	(4)	(134)
Cash dividends declared	—	—	(2,380)	—	—	(2,380)	(6)	(2,386)
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us”, or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We present the financial statements on both a consolidated basis and on a sector basis for our Automotive and Financial Services sectors. The additional information provided in the sector statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses. We eliminate all intercompany items in the consolidated and sector balance sheets. In certain circumstances, presentation of these intercompany eliminations or consolidated adjustments differ between the consolidated and sector financial statements. These line items are reconciled below under “Reconciliations between Consolidated and Sector Financial Statements” or in the related financial statements and footnotes.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Change in Accounting

Pension and Other Postretirement Employee Benefits (“OPEB”). On December 31, 2015, we adopted a change in accounting method for certain components of expense related to our defined benefit pension and OPEB plans. Under the new method, we recognize remeasurement gains and losses immediately in net income and use fair value to calculate the expected return on plan assets. Historically, we recognized remeasurement gains and losses as a component of Accumulated other comprehensive income/(loss) and amortized them as a component of net periodic benefit cost, subject to a corridor, over the remaining service period of our active employees. In addition, we previously used a market-related value of plan assets that recognized changes in fair value over time to calculate the expected return on plan assets.

We believe this change in accounting method is preferable as it better recognizes the current performance of our pension and OPEB plans in our net income in the year incurred. Additionally, our segment reporting shown in Note 24 now provides better transparency into the underlying operating results of Ford’s Automotive business units. We have retrospectively applied this change in accounting method to all prior periods. As of January 1, 2013, the cumulative effect of the change resulted in a decrease of $18 billion in Retained earnings and an increase of $18 billion in Accumulated other comprehensive income/(loss), both components of total equity in our consolidated and sector balance sheets.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)
The effect of the change related to our defined benefit pension and OPEB plans on our consolidated financial statements at December 31 was as follows (in millions, except per share amounts):

	2015	2014			2013
	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Income statement
Automotive cost of sales	$(581)	$125,025	$123,516	$1,509	$120,190	$125,195	$(5,005)
Selling, administrative, and other expenses	(337)	15,716	14,117	1,599	10,850	13,176	(2,326)
Income before income taxes	918	1,234	4,342	(3,108)	14,371	7,040	7,331
Provision for/(Benefit from) income taxes	293	4	1,156	(1,152)	2,425	(135)	2,560
Net income	625	1,230	3,186	(1,956)	11,946	7,175	4,771
Net income attributable to Ford Motor Company	625	1,231	3,187	(1,956)	11,953	7,182	4,771
Basic earnings per share attributable to Ford Motor Company	0.16	0.31	0.81	(0.50)	3.04	1.83	1.21
Diluted earnings per share attributable to Ford Motor Company	0.15	0.31	0.80	(0.49)	2.94	1.77	1.17

	2015	2014
	Effect of Change Higher/ (Lower)	As Revised	Previously Reported	Effect of Change Higher/ (Lower)
Balance sheet
Inventories	$(61)	$7,870	$7,866	$4
Deferred income taxes, net	79	13,454	13,069	385
Other assets	—	6,052	6,353	(301)
Other liabilities and deferred revenue	2	44,032	43,577	455
Retained earnings/(Accumulated deficit)	(14,509)	9,422	24,556	(15,134)
Accumulated other comprehensive income/(loss)	14,525	(5,265)	(20,032)	14,767

	2015	2014			2013
	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cash flows from operating activities
Net income	$625	$1,230	$3,186	$(1,956)	$11,946	$7,175	$4,771
Pension and OPEB expense	(997)	4,429	1,249	3,180	(4,930)	2,543	(7,473)
Provision for deferred income taxes	293	(94)	1,063	(1,157)	1,585	(848)	2,433
Decrease/(Increase) in accounts receivable and other assets	—	(2,896)	(2,897)	1	(1,913)	(2,040)	127
Decrease/(Increase) in inventory	65	(936)	(875)	(61)	(437)	(572)	135
Increase/(Decrease) in accounts payable and accrued and other liabilities	14	5,729	5,734	(5)	1,232	1,231	1
Other	—	(467)	(465)	(2)	(706)	(712)	6

Total cash flows from operating activities was unchanged.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

In the first quarter of 2015, we recorded a $782 million adjustment to correct for an understatement in the year-end 2014 valuation of our U.S. pension benefit obligation. The adjustment reduced Other assets by $301 million and increased Other liabilities and deferred revenue by $481 million. The resulting after-tax adjustment to Other comprehensive income was a loss of $508 million. We originally determined this adjustment to be immaterial to our current or prior period financial statements. As a result of the change in accounting described above and the retrospective application to 2014, this after-tax loss is now reported in the revised 2014 Net income and also reflected in the related balance sheet amounts as of December 31, 2014.

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets at December 31 was as follows (in millions):

	2015	2014
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$3,664	$2,050
Automotive sector non-current deferred income tax assets	10,687	13,705
Financial Services sector deferred income tax assets (a)	135	185
Total	14,486	15,940
Reclassification for netting of deferred income taxes	(2,977)	(1,916)
Consolidated balance sheet presentation of deferred income tax assets	$11,509	$14,024

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$13	$270
Automotive sector non-current deferred income tax liabilities	287	367
Financial Services sector deferred income tax liabilities	3,179	1,849
Total	3,479	2,486
Reclassification for netting of deferred income taxes	(2,977)	(1,916)
Consolidated balance sheet presentation of deferred income tax liabilities	$502	$570
__________

(a)	Included in Financial Services Other assets on our sector balance sheet.

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each sector’s balance sheet at December 31 was as follows (in billions):

	2015		2014
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$5.4		$5.0
Unearned interest supplements and residual support (b)		(4.5)		(3.9)
Wholesale/Other receivables (c)		0.8		0.8
Net investment in operating leases (d)		0.7		0.6
Intersector receivables/(payables) (e)	$(1.1)	1.1	$—	—
__________

(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Motor Credit Company LLC (“Ford Credit”).  These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)	We pay amounts to Ford Credit at the point of retail financing or lease origination that represent interest supplements and residual support.

(c)	Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford.

(d)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees.

(e)	Reflects amounts owed to the Financial Services sector by Automotive sector (these amounts include the balances related to the Wholesale/Other receivables described above).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in its own footnote, the description of the accounting policy may be found in the related footnote. Other significant accounting policies are described below.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect our results. Estimates are used to account for certain items such as marketing accruals, warranty costs, employee benefit programs, etc.  Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Automotive cost of sales, Selling, administrative, and other expenses, and Automotive interest income and other income, net. The pre-tax losses for this activity were $524 million, $510 million, and $349 million, for the years ended 2015, 2014, and 2013, respectively.

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income/(Ioss). Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to income and recognized as part of the gain or loss on the investment.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets on our balance sheet. Our Automotive sector restricted cash balances primarily include various escrow agreements related to legal, insurance, customs, and environmental matters. Our Financial Services sector restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions. The balance at December 31, 2015 was immaterial.

Trade Receivables

Trade receivables, recorded on our consolidated balance sheet in Other receivables, net, consist primarily of Automotive sector receivables for vehicles, parts, and accessories. Trade receivables initially are recorded at the transaction amount. We record an allowance for doubtful accounts representing our estimate of the probable losses. Each reporting period, we evaluate the collectability of the receivables. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Automotive cost of sales.

Net Intangible Assets

We capitalize and amortize our finite-lived intangible assets over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology. Our indefinite-lived intangibles were tested for impairment in 2015 and no impairment was required.

The net carrying amount of our intangible assets was $124 million and $133 million at December 31, 2015 and 2014, respectively, and are reported in Other assets on our balance sheet. Amortization was, and is expected to be, less than $17 million a year through 2020.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment

We test long-lived asset groups for recoverability at the operating segment level when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used or in its physical condition. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life. No impairment of long-lived assets was recorded in 2015.

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

We sell vehicles to fleet customers, primarily daily rental car companies, subject to guaranteed repurchase options. These vehicles are accounted for as operating leases. At the time of sale, the proceeds are recorded as deferred revenue in Other liabilities and deferred revenue. The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over the term of the lease using a straight line method. The cost of the vehicle is recorded in Net investment in operating leases and the difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease. Proceeds from the sale of the vehicle at auction are recognized in Automotive revenues at the time of sale. On average, leases now remain outstanding for approximately one year; accordingly, we have reclassified Net investment in operating leases from current assets to non-current assets. We have reclassified our prior year sector statements to conform to current year presentation.

Revenue Recognition — Financial Services Sector

Financial Services revenue is generated primarily from interest on finance receivables (including direct financing leases). Interest is recognized using the interest method, and includes the amortization of certain direct origination costs. Revenue from payments received on operating leases is recognized on a straight-line basis over the term of the lease. Revenue from interest on finance receivables and operating leases is discontinued at the time a receivable or account is determined to be uncollectible.

Finance and Lease Incentives

We offer special financing and lease incentives to customers who choose to finance or lease Ford or Lincoln brand vehicles from Ford Credit. The estimated cost for these incentives is recorded as a reduction to Automotive revenues when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract and we transfer to it the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Automotive and Financial Services sectors. The Financial Services sector recognized interest revenue of $1.3 billion, $1.4 billion, and $1.5 billion in 2015, 2014, and 2013, respectively, and lower depreciation of $1.5 billion, $1.3 billion, and $946 million in 2015, 2014 and 2013, respectively associated with these incentives.

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

Government Incentives

We receive incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. Government incentives are recorded in the financial statements in accordance with their purpose, either as a reduction of expense, a reduction of the cost of the capital investment, or other income. The benefit is recorded when all conditions attached to the incentive have been met and there is reasonable assurance of receipt.

Employee Bonus and Lump-sum Payments

Performance-based and inflation-protection employee bonuses are accrued throughout the period in which services are provided and the bonus is earned. Lump-sum cash bonuses paid in connection with signing a union contract are recognized entirely in the period that the contract negotiations are finalized and ratified.

Effective November 23, 2015, we signed a new agreement with the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) covering approximately 53,000 employees in the United States. The agreement established wages, benefits, and a variety of bonus payments for covered employees over a four-year period. The agreement also provided for a lump-sum ratification bonus of $8,500 per employee which we have reported in Automotive cost of sales.

Selected Other Costs

Engineering, research, and development expenses, primarily salaries, materials, and associated costs, are reported in Automotive cost of sales; advertising costs are reported in Selling, administrative, and other expenses. Engineering, research, and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement. Advertising costs are expensed as incurred. Engineering, research, development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2015	2014	2013
Engineering, research, and development	$6.7	$6.7	$6.2
Advertising	4.3	4.3	4.4

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

NOTE 3.  NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

We adopted the following standards during 2015, none of which have a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2015-11	Inventory - Simplifying the Measurement of Inventory - see Note 8	December 31, 2015
2015-07	Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) - see Note 12	December 31, 2015
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs - see Note 13	December 31, 2015

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB issued ASU 2015-14 to defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are remeasured and presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis.

Fair Value Measurements

In measuring fair value, we use various valuation methods and prioritize the use of observable inputs. The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our fair value hierarchy.

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

Valuation Methods

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methods and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

Realized gains and losses and interest income on all of our marketable securities, and unrealized gains and losses on securities not classified as available for sale (“AFS”), are recorded in Automotive interest income and other income/(expense), net and Financial Services other income/(loss), net. Unrealized gains and losses on AFS securities are recognized in Unrealized gains and losses on securities, a component of Other comprehensive income/(loss). Realized gains and losses and reclassifications of accumulated other comprehensive income into net income are measured using the specific identification method.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Included in non-U.S. government and agencies marketable securities at December 31, 2015 are AFS securities with an aggregate fair value of $70 million, an amortized cost basis of $82 million, and unrealized losses of $12 million. All of these securities have a maturity date between one and five years as of the balance sheet date. During 2015, proceeds and realized gains/(losses) from the sale of AFS securities were $1 million and $0, respectively. We regularly evaluate whether unrealized losses on AFS securities are temporary in nature. If losses are determined to be other than temporary and we do not expect to recover the carrying amount of the security, we reclassify unrecognized losses into income. We have determined that none of our AFS securities are impaired at December 31, 2015. We did not have any AFS securities at December 31, 2014.

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

The fair value of collateral for retail receivables is calculated by multiplying the outstanding receivable balances by the average recovery value percentage. The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers.

Debt. We measure debt at fair value for purposes of disclosure (see Note 13) using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following tables categorize the fair values of items measured at fair value on a recurring basis at December 31 on our balance sheet (in millions):

	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Automotive Sector
Assets
Cash equivalents – financial instruments
U.S. government and agencies	$115	$22	$—	$137	$—	$64	$—	$64
Non-U.S. government and agencies	—	173	—	173	—	122	—	122
Corporate debt	—	20	—	20	—	20	—	20
Total cash equivalents (a)	115	215	—	330	—	206	—	206
Marketable securities
U.S. government and agencies	1,623	5,240	—	6,863	969	5,789	—	6,758
Non-U.S. government and agencies	—	7,451	—	7,451	—	7,004	—	7,004
Corporate debt	—	3,279	—	3,279	—	2,738	—	2,738
Equities	240	—	—	240	322	—	—	322
Other marketable securities	—	348	—	348	—	313	—	313
Total marketable securities	1,863	16,318	—	18,181	1,291	15,844	—	17,135
Derivative financial instruments (b)	—	928	—	928	—	517	—	517
Total assets at fair value	$1,978	$17,461	$—	$19,439	$1,291	$16,567	$—	$17,858
Liabilities
Derivative financial instruments (b)	$—	$628	$2	$630	$—	$710	$3	$713
Total liabilities at fair value	$—	$628	$2	$630	$—	$710	$3	$713

Financial Services Sector
Assets
Cash equivalents – financial instruments
Non-U.S. government and agencies	$—	$266	$—	$266	$—	$341	$—	$341
Corporate debt	—	—	—	—	—	10	—	10
Total cash equivalents (a)	—	266	—	266	—	351	—	351
Marketable securities
U.S. government and agencies	298	1,169	—	1,467	17	1,251	—	1,268
Non-U.S. government and agencies	—	832	—	832	—	405	—	405
Corporate debt	—	384	—	384	—	1,555	—	1,555
Other marketable securities	—	40	—	40	—	30	—	30
Total marketable securities	298	2,425	—	2,723	17	3,241	—	3,258
Derivative financial instruments (b)	—	924	—	924	—	859	—	859
Total assets at fair value	$298	$3,615	$—	$3,913	$17	$4,451	$—	$4,468
Liabilities
Derivative financial instruments (b)	$—	$243	$—	$243	$—	$167	$—	$167
Total liabilities at fair value	$—	$243	$—	$243	$—	$167	$—	$167
 __________

(a)
Excludes time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value on our balance sheet totaling $3.8 billion and $3.3 billion for Automotive sector and $6.3 billion and $3.8 billion for Financial Services sector at December 31, 2015 and 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.3 billion and $1.1 billion for Automotive sector and $2.3 billion and $2 billion for Financial Services sector at December 31, 2015 and 2014, respectively.

(b)	See Note 16 for additional information regarding derivative financial instruments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables are recorded at time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

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

•	Other financing – primarily related to the sale of parts and accessories to dealers

Finance receivables, net at December 31 were as follows (in millions):

	2015	2014
Consumer
Retail financing, gross	$62,068	$55,856
Unearned interest supplements	(2,119)	(1,760)
Consumer finance receivables	59,949	54,096

Non-Consumer
Dealer financing	35,529	31,340
Other financing	958	1,026
Non-Consumer finance receivables	36,487	32,366
Total recorded investment	$96,436	$86,462

Recorded investment in finance receivables	$96,436	$86,462
Allowance for credit losses	(373)	(321)
Finance receivables, net (a) (b)	$96,063	$86,141

Net finance receivables subject to fair value (c)	$94,248	$84,468
Fair value	95,420	85,941
__________

(a)
On the consolidated balance sheet at December 31, 2015 and 2014, $5.4 billion and $5 billion, respectively, are reclassified to Other receivables, net, resulting in Finance receivables, net of $90.7 billion and $81.1 billion, respectively.

(b)	At December 31, 2015 and 2014, Finance receivables, net includes $1.8 billion and $1.7 billion, respectively, of net investment in direct financing leases.

(c)
At December 31, 2015 and 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2015 and 2014, was $209 million and $191 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at December 31, 2015 and 2014 were consumer receivables of $27.6 billion and $24.4 billion, respectively, and non-consumer receivables of $26.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 15).

Contractual maturities of total finance receivables outstanding at December 31, 2015 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2016	2017	2018	Thereafter	Total
Consumer
Retail financing, gross (a)	$17,627	$15,811	$12,847	$15,783	$62,068

Non-Consumer
Dealer financing	32,461	1,768	261	1,039	35,529
Other financing	958	—	—	—	958
Total finance receivables	$51,046	$17,579	$13,108	$16,822	$98,555
__________

(a)	Contractual maturities of retail financing, gross include $162 million of estimated unguaranteed residual values related to direct finance leases.

Our finance receivables are generally pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million and $17 million at December 31, 2015 and 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and $3 million at December 31, 2015 and 2014, respectively.

The aging analysis of our finance receivables balances at December 31 was as follows (in millions):

	2015	2014
Consumer
31-60 days past due	$708	$718
61-90 days past due	108	97
91-120 days past due	27	29
Greater than 120 days past due	38	52
Total past due	881	896
Current	59,068	53,200
Consumer finance receivables	59,949	54,096

Non-Consumer
Total past due	117	117
Current	36,370	32,249
Non-Consumer finance receivables	36,487	32,366
Total recorded investment	$96,436	$86,462

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

Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2015	2014
Dealer Financing
Group I	$26,560	$23,125
Group II	7,175	6,350
Group III	1,683	1,783
Group IV	111	82
Total recorded investment	$35,529	$31,340

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2015 and 2014 was $375 million, or 0.6% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2015 and 2014 was $134 million, or 0.4% of non-consumer receivables, and $105 million, or 0.3% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

The net investment in operating leases at December 31 was as follows (in millions):

	2015	2014
Automotive Sector
Vehicles, net of depreciation	$2,014	$1,699
Financial Services Sector
Vehicles and other equipment, at cost (a)	29,673	24,952
Accumulated depreciation	(4,545)	(3,396)
Allowance for credit losses	(49)	(38)
Total Financial Services sector	25,079	21,518
Total Company	$27,093	$23,217
__________

(a)
Includes Ford Credit’s operating lease assets of $13.3 billion and $9.6 billion at December 31, 2015 and 2014, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Financial Services Sector

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2015 were as follows (in millions):

	2016	2017	2018	2019	Thereafter	Total
Minimum rentals on operating leases	$4,021	$2,504	$919	$59	$3	$7,506

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

In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible, are credited to the allowance for credit losses.

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

•
Loss severity - expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss‑to‑receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average finance receivables excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term(e.g., 60‑month), and risk rating to our active portfolio to estimate the losses that have been incurred.

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

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 were as follows (in millions):

	2015
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321
Charge-offs	(333)	(3)	(336)
Recoveries	120	6	126
Provision for credit losses	276	(2)	274
Other (a)	(11)	(1)	(12)
Ending balance (b)	$357	$16	$373

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$338	$12	$350
Specific impairment allowance	19	4	23
Ending balance (b)	357	16	373

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	59,574	36,353	95,927
Specifically evaluated for impairment	375	134	509
Recorded investment	59,949	36,487	96,436

Ending balance, net of allowance for credit losses	$59,592	$36,471	$96,063
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $422 million.

	2014
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357
Charge-offs	(294)	(6)	(300)
Recoveries	131	9	140
Provision for credit losses	150	(17)	133
Other (a)	(9)	—	(9)
Ending balance (b)	$305	$16	$321

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$282	$16	$298
Specific impairment allowance	23	—	23
Ending balance (b)	305	16	321

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	53,681	32,261	85,942
Specifically evaluated for impairment	415	105	520
Recorded investment	54,096	32,366	86,462

Ending balance, net of allowance for credit losses	$53,791	$32,350	$86,141
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $359 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 27% and 28% of total inventories at December 31, 2015 and 2014, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories at December 31 were as follows (in millions):

	2015	2014
Raw materials, work-in-process, and supplies	$4,005	$3,859
Finished products	5,254	5,026
Total inventories under FIFO	9,259	8,885
LIFO adjustment	(940)	(1,015)
Total inventories	$8,319	$7,870

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

	Ownership Percentage	Investment Balance
Automotive Sector	2015	2015	2014
Changan Ford Automobile Corporation, Limited	50.0%	$1,307	$1,301
Jiangling Motors Corporation, Limited	32.0	636	604
AutoAlliance (Thailand) Co., Ltd.	50.0	429	428
Ford Otomotiv Sanayi Anonim Sirketi	41.0	352	386
Getrag Ford Transmissions GmbH	50.0	182	232
Changan Ford Mazda Engine Company, Ltd.	25.0	77	69
OEConnection LLC	50.0	36	35
DealerDirect LLC	97.7	30	26
Percepta, LLC	45.0	9	9
Thirdware Solutions Limited	20.0	9	8
Automotive Fuel Cell Cooperation Corporation	49.9	8	9
U.S. Council for Automotive Research LLC	33.3	5	5
Chongqing ANTE Trading Co., Ltd.	10.0	4	3
Crash Avoidance Metrics Partnership LLC	50.0	4	2
Blue Diamond Parts, LLC	25.0	3	3
Nemak, S.A.B. de C.V. (Note 22)	6.8	—	86
Blue Diamond Truck, S. de R.L. de C.V. (Note 22)	25.0	—	8
Ford Malaysia Sdn. Bhd.	49.0	—	2
ZF Transmission Tech, LLC	49.0	—	—
Zebra Imaging, Inc.	0.3	—	—
Total Automotive sector		3,091	3,216
Financial Services Sector
Forso Nordic AB	50.0	66	67
FFS Finance South Africa (Pty) Limited	50.0	48	50
RouteOne LLC	30.0	15	20
CNF-Administradora de Consorcio Nacional Ltda.	33.3	4	4
Total Financial Services sector		133	141
Total Company		$3,224	$3,357

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

We received $1.5 billion, $1.5 billion, and $529 million of dividends from these affiliated companies for the years ended December 31, 2015, 2014, and 2013, respectively.

A summary of the total financial results, as reported by our equity method investees, in the aggregate at December 31 was as follows (in millions):

Summarized Balance Sheet		2015	2014
Current assets		$10,400	$11,012
Non-current assets		9,687	13,749
Total assets		$20,087	$24,761

Current liabilities		$10,863	$11,943
Non-current liabilities		2,608	4,597
Total liabilities		$13,471	$16,540

Equity attributable to noncontrolling interests		$8	$8

	For the years ended December 31,
Summarized Income Statement	2015	2014	2013
Total revenue	$35,623	$40,658	$38,736
Income before income taxes	4,525	3,985	2,815
Net income	3,894	3,510	2,587

In the ordinary course of business we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported on our consolidated income statement and balance sheet at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2015	2014	2013
Sales	$4,426	$5,208	$6,421
Purchases	7,780	9,430	10,536
Royalty income	610	500	526

Balance Sheet	2015	2014
Receivables	$870	$1,056
Payables	671	712

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  NET PROPERTY AND LEASE COMMITMENTS

Net Property

Net property is reported at cost, net of accumulated depreciation and impairments.  We capitalize new assets when we expect to use the asset for more than one year.  Routine maintenance and repair costs are expensed when incurred.

Property and equipment are depreciated primarily using the straight-line method over the estimated useful life of the asset.  Useful lives range from 3 years to 36 years.  The estimated useful lives generally are 14.5 years for machinery and equipment, 8 years for software, 30 years for land improvements, and 36 years for buildings.  Tooling generally is amortized over the expected life of a product program using a straight-line method.

Net property at December 31 was as follows (in millions):

Automotive Sector	2015	2014
Land	$344	$351
Buildings and land improvements	9,942	10,601
Machinery, equipment, and other	33,164	33,381
Software	2,241	2,122
Construction in progress	1,750	1,719
Total land, plant and equipment, and other	47,441	48,174
Accumulated depreciation	(27,466)	(29,134)
Net land, plant and equipment, and other	19,975	19,040
Tooling, net of amortization	10,046	10,755
Total Automotive sector	30,021	29,795
Financial Services Sector (a)	142	331
Total Company	$30,163	$30,126
__________

(a)	Included in Financial Services Other assets on our sector balance sheet.

Automotive sector property-related expenses for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Depreciation and other amortization	$2,028	$2,092	$2,110
Tooling amortization	2,304	2,160	1,954
Total	$4,332	$4,252	$4,064

Maintenance and rearrangement	$1,651	$1,523	$1,422

Conditional Asset Retirement Obligations

Conditional asset retirement obligations relate to legal obligations associated with the retirement, abandonment, or disposal of tangible long-lived assets. Estimates of the fair value liabilities for our conditional asset retirement obligations that are recorded in Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2015	2014
Beginning balance	$228	$246
Liabilities settled	(6)	(11)
Revisions to estimates	(6)	(7)
Ending balance	$216	$228

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancellable operating lease commitments at December 31, 2015 were as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Automotive sector	$270	$220	$152	$105	$74	$73	$894
Financial Services sector	8	5	4	2	2	7	28
Total Company	$278	$225	$156	$107	$76	$80	$922

Operating lease expense for the years ended December 31 was as follows (in millions):

	2015	2014	2013
Automotive sector	$433	$423	$411
Financial Services sector	27	101	105
Total Company	$460	$524	$516

NOTE 11.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2015	2014
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$8,122	$7,846
Deferred revenue	4,559	3,911
Employee benefit plans	1,528	1,994
Accrued interest	255	222
Other postretirement employee benefits	354	387
Pension	248	374
Other	2,926	3,178
Total Automotive other liabilities and deferred revenue	17,992	17,912
Non-current
Pension	9,541	10,201
OPEB	5,347	5,988
Dealer and dealers’ customer allowances and claims	2,731	2,852
Deferred revenue	2,833	2,686
Employee benefit plans	1,041	1,149
Other	1,239	1,394
Total Automotive other liabilities and deferred revenue	22,732	24,270
Total Automotive sector	40,724	42,182
Financial Services Sector	1,822	1,850
Total Company	$42,546	$44,032

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS

Defined benefit pension and OPEB plan obligations are remeasured annually as of December 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements. No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

Net periodic benefit costs, including service cost, interest cost, and expected return on assets are determined using assumptions regarding the benefit obligation and the fair value of plan assets (where applicable) as of the beginning of each year. We have elected to use a fair value of plan assets to calculate the expected return on assets in net periodic benefit cost. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Actuarial gains and losses resulting from plan remeasurement are recognized in net periodic benefit cost in the period of the remeasurement. The impact of plan amendments is recorded in Accumulated other comprehensive income/(loss), and is amortized as a component of net periodic cost generally over the remaining service period of the active employees. Net periodic benefit costs are recorded in Automotive cost of sales and Selling, administrative, and other expenses.

Curtailment gains or losses are recorded when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur. We recognize settlement expense, when applicable, if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in Automotive cost of sales and Selling, administrative, and other expenses.

Defined Benefit Pension Plans.  We have defined benefit pension plans in the United States, Canada, United Kingdom, Germany and other locations covering hourly and salaried employees. The largest portion of our worldwide obligation is associated with our U.S. plans. The vast majority of our worldwide defined benefit plans are closed to new participants.

In general, our defined benefit pension plans are funded (i.e., have restricted assets from which benefits are paid). Our unfunded defined benefit pension plans are treated on a “pay as you go” basis with benefit payments from general Company cash. These unfunded plans primarily include certain plans in Germany and the U.S. defined benefit plans for senior management.

OPEB.  We have defined benefit OPEB plans, primarily certain health care and life insurance benefits, in the United States, Canada, and other locations covering hourly and salaried employees. The largest portion of our worldwide obligation is associated with our U.S. plans. Our OPEB plans are unfunded and the benefits are paid from general Company cash.

Defined Contribution and Savings Plans. We also have defined contribution and savings plans in the United States and other locations for hourly and salaried employees. Contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $291 million, $275 million, and $237 million for the years ended December 31, 2015, 2014, and 2013, respectively.  This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $124 million, $114 million, and $99 million for the years ended December 31, 2015, 2014, and 2013, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine expense and benefit obligation were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		U.S. OPEB
	2015	2014	2015	2014	2015	2014
Weighted Average Assumptions at December 31
Discount rate	4.27%	3.94%	3.20%	3.06%	4.22%	3.86%
Expected long-term rate of return on assets	6.75	6.75	5.56	6.11	—	—
Average rate of increase in compensation	3.80	3.80	3.40	3.40	3.80	3.80
Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate	3.94%	4.74%	3.06%	4.07%	3.86%	4.65%
Expected long-term rate of return on assets	6.75	6.89	6.11	6.63	—	—
Average rate of increase in compensation	3.80	3.80	3.40	3.41	3.80	3.80

The pre-tax expense for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$586	$507	$581	$532	$468	$484	$60	$54	$64
Interest cost	1,817	1,992	1,914	936	1,189	1,137	236	269	256
Expected return on assets	(2,928)	(2,735)	(2,924)	(1,480)	(1,534)	(1,404)	—	—	—
Amortization of prior service costs/(credits)	155	155	174	47	55	66	(204)	(229)	(283)
Net remeasurement (gain)/loss	1,964	641	(3,812)	(974)	2,801	(736)	(292)	681	(698)
Separation programs/other	17	19	10	39	83	243	1	—	—
Settlements and curtailments	—	—	—	—	13	—	—	—	(2)
Net periodic benefit cost/(income)	$1,611	$579	$(4,057)	$(900)	$3,075	$(210)	$(199)	$775	$(663)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at January 1	$47,103	$43,182	$33,223	$30,851	$6,375	$5,889
Service cost	586	507	532	468	60	54
Interest cost	1,817	1,992	936	1,189	236	269
Amendments	99	—	4	11	1	—
Separation programs and other	(27)	(50)	40	139	1	—
Curtailments	—	—	—	—	—	—
Settlements	—	—	(29)	(116)	—	—
Plan participant contributions	26	26	24	25	23	23
Benefits paid	(2,949)	(3,028)	(1,350)	(1,423)	(402)	(406)
Foreign exchange translation	—	—	(2,995)	(2,712)	(301)	(135)
Actuarial (gain)/loss	(1,719)	4,474	(746)	4,791	(292)	681
Benefit obligation at December 31	44,936	47,103	29,639	33,223	5,701	6,375
Change in Plan Assets
Fair value of plan assets at January 1	44,844	41,217	25,675	23,843	—	—
Actual return on plan assets	(755)	6,542	1,722	3,558	—	—
Company contributions	130	130	1,345	1,715	—	—
Plan participant contributions	26	26	24	25	—	—
Benefits paid	(2,949)	(3,028)	(1,350)	(1,423)	—	—
Settlements	—	—	(29)	(116)	—	—
Foreign exchange translation	—	—	(2,238)	(1,921)	—	—
Other	(44)	(43)	(8)	(6)	—	—
Fair value of plan assets at December 31	41,252	44,844	25,141	25,675	—	—
Funded status at December 31	$(3,684)	$(2,259)	$(4,498)	$(7,548)	$(5,701)	$(6,375)

Amounts Recognized on the Balance Sheet
Prepaid assets	$—	$76	$1,611	$696	$—	$—
Other liabilities	(3,684)	(2,335)	(6,109)	(8,244)	(5,701)	(6,375)
Total	$(3,684)	$(2,259)	$(4,498)	$(7,548)	$(5,701)	$(6,375)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$553	$609	$278	$347	$(475)	$(710)

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$26,021	$27,388	$9,634	$11,018
Fair value of plan assets	22,967	25,153	4,636	4,109

Accumulated Benefit Obligation at December 31	$43,698	$45,685	$26,835	$30,098

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$44,936	$27,488	$11,238	$12,874
Fair value of plan assets	41,252	25,153	5,129	4,630

Projected Benefit Obligation at December 31	$44,936	$47,103	$29,639	$33,223

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

Separation Programs

As a result of various business restructuring programs, primarily in Europe and Australia, we have recognized pension-related separation expense in the periods presented.

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2015, we contributed $1.1 billion to our worldwide funded pension plans (most of which were mandatory contributions) and made about $400 million of benefit payments to participants in unfunded plans.  During 2016, we expect to contribute about $1.5 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (including discretionary contributions of about $400 million) and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.8 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to contribute to our major U.S. pension plans in 2016.

Estimated Future Benefit Payments and Amortization

The estimated future gross benefit payments were as follows (in millions):

	Gross Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2016	$3,050	$1,340	$350
2017	3,000	1,180	350
2018	2,980	1,190	350
2019	2,950	1,220	340
2020	2,940	1,250	340
2021-2025	14,600	6,660	1,700

The prior service cost/(credit) amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net periodic benefit cost/(income) during 2016 are $170 million for U.S. pension plans, $39 million for non-U.S. pension plans, and $(140) million for Worldwide OPEB plans.

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension obligations and to ensure assets are sufficient to pay plan benefits. In 2012, we adopted a broad global pension de-risking strategy, including a U.S. investment strategy that increases the matching characteristics of our assets relative to our obligations. Our U.S. target asset allocations are 80% fixed income and 20% growth assets (primarily alternative investments which include hedge funds, real estate, and private equity, and public equity). At year-end 2015, actual allocations were 77% fixed income and 23% growth assets. Our largest non-U.S. plans (United Kingdom and Canada) have similar investment objectives to the U.S. plans and have made progress towards these objectives.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to obligations is addressed primarily through asset–liability matching, asset diversification, and hedging.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension obligations. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the obligations.  Our rebalancing policies ensure actual allocations are in line with target allocations as appropriate.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

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

At year-end 2015, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2015 is 6.75% for the U.S. plans, 6.25% for the U.K. plans, and 5.75% for the Canadian plans, and averages 5.56% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate.

At December 31, 2015, our actual 10-year annual rate of return on pension plan assets was 8.1% for the U.S. plans, 6.6% for the U.K. plans, and 5.7% for the Canadian plans.  At December 31, 2014, our actual 10-year annual rate of return on pension plan assets was 9.3% for the U.S. plans, 8.3% for the U.K. plans, and 6.2% for the Canadian plans.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily fixed income and equity securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Fixed income and equity securities may each be combined into commingled fund investments.  Most commingled funds are valued to reflect the pension fund’s interest in the fund based on the reported year-end net asset value (“NAV”).  These funds are not classified in the fair value hierarchy. Alternative investments are valued based on year-end reported NAV, with adjustments as appropriate for lagged reporting of 1 month to 6 months.

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

Alternative Assets.  Hedge funds generally hold liquid and readily-priced securities, such as public equities, exchange-traded derivatives, and corporate bonds.  Since hedge funds do not have readily-available market quotations, they are valued using the NAV provided by the investment sponsor or third party administrator.  Hedge funds that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Valuations may be lagged 1 month to 3 months.  For 2015 and 2014, we made adjustments of $(82) million and $14 million, respectively, to adjust for hedge fund-lagged valuations.

Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. Private equity and real estate funds do not have readily available market quotations, and therefore are valued using the NAV provided by the investment sponsor or third party administrator.  Assets that are measured at NAV are not classified in the fair value hierarchy. Valuations may be lagged 1 month to 6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.  For 2015 and 2014, we made adjustments of $93 million and $88 million, respectively, to adjust for private equity-lagged valuations. For 2015 and 2014, we made adjustments of $49 million and $33 million, respectively, to adjust for real estate-lagged valuations.

The Ford-Werke GmbH (“Ford-Werke”) defined benefit plan is funded through the investment in a group insurance contract. At year end 2015, we measured the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates including an assessment for non‑performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable; therefore the contract is Level 3. This measurement represents a change in valuation technique from prior periods in which we used the contract value provided by the insurance provider (i.e., reserve based on guaranteed rate of return). We have concluded the new valuation method provides a better representation of fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $363 million and $94 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2015
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$1,935	$4	$—	$—	$1,939	$1,647	$1	$—	$86	$1,734
International companies	1,082	10	1	7	1,100	1,290	292	1	29	1,612
Total equity	3,017	14	1	7	3,039	2,937	293	1	115	3,346
Fixed Income
U.S. government	5,209	—	—	—	5,209	138	—	—	—	138
U.S. government-sponsored enterprises (b)	—	3,106	—	—	3,106	—	10	—	—	10
Non-U.S. government	—	1,588	—	—	1,588	—	10,650	—	—	10,650
Corporate bonds (c)
Investment grade	—	18,687	—	—	18,687	—	2,027	—	—	2,027
High yield	—	1,576	9	—	1,585	—	539	—	—	539
Other credit	—	412	—	—	412	—	65	—	—	65
Mortgage/other asset-backed	—	1,101	12	—	1,113	—	292	—	—	292
Commingled funds	—	—	—	174	174	—	—	—	379	379
Derivative financial instruments (d)	22	(231)	—	—	(209)	1	(130)	—	—	(129)
Total fixed income	5,231	26,239	21	174	31,665	139	13,453	—	379	13,971
Alternatives
Hedge funds (e)	—	175	—	2,548	2,723	—	108	—	1,762	1,870
Private equity (f)	—	—	—	2,745	2,745	—	—	—	633	633
Real estate (g)	—	20	—	963	983	—	1	—	681	682
Total alternatives	—	195	—	6,256	6,451	—	109	—	3,076	3,185
Cash and cash equivalents (h)	221	1,103	—	—	1,324	—	556	—	—	556
Other (i)	—	(1,227)	—	—	(1,227)	—	(1,173)	5,256	—	4,083
Total assets at fair value	$8,469	$26,324	$22	$6,437	$41,252	$3,076	$13,238	$5,257	$3,570	$25,141
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Debt securities primarily issued by U.S. government-sponsored enterprises (“GSEs”).

(c)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(d)	Net derivative position.

(e)
For U.S. plans, funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments at December 31, 2015:  global macro (34%), event-driven (20%), equity long/short (24%), multi-strategy (19%), and relative value (3%). For non-U.S. plans, funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2015, the composition of underlying hedge fund investments (within the United Kingdom and Canada pension plans) was:  equity long/short (38%), event-driven (26%), global macro (17%), multi‑strategy (12%), and relative value (7%).

(f)
For U.S. plans, diversified investments in private equity funds with the following strategies:  buyout (59%), venture capital (31%), mezzanine/distressed (5%), and other (5%).  Allocations are estimated based on latest available data for managers reflecting June 30, 2015 holdings. For non-U.S. plans, investments in private investment funds (funds of funds) pursuing strategies broadly classified as venture capital and buyouts.

(g)
For U.S. plans, investment in private property funds broadly classified as core (42%), value-added and opportunistic (58%). For non-U.S. plans, investment in private property funds broadly classified as core (41%), value-added and opportunistic (59%).  Also includes investment in real assets.

(h)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(i)
For U.S. plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.4 billion at year-end 2015) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $360 million and $112 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2014
	U.S. Plans					Non-U.S.Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$2,678	$2	$—	$—	$2,680	$2,119	$—	$—	$149	$2,268
International companies	1,510	21	—	7	1,538	1,910	171	—	25	2,106
Total equity	4,188	23	—	7	4,218	4,029	171	—	174	4,374
Fixed Income
U.S. government	4,506	—	—	—	4,506	92	—	—	—	92
U.S. government-sponsored enterprises (b)	—	4,047	—	—	4,047	—	24	—	—	24
Non-U.S. government	—	1,842	—	—	1,842	—	10,727	—	—	10,727
Corporate bonds (c)
Investment grade	—	18,052	—	—	18,052	—	1,741	—	—	1,741
High yield	—	3,258	—	—	3,258	—	472	—	—	472
Other credit	—	181	14	—	195	—	81	—	—	81
Mortgage/other asset-backed	—	1,290	34	—	1,324	—	230	—	—	230
Commingled funds	—	—	—	200	200	—	127	—	489	616
Derivative financial instruments (d)	13	(206)	—	—	(193)	—	(4)	—	—	(4)
Total fixed income	4,519	28,464	48	200	33,231	92	13,398	—	489	13,979
Alternatives
Hedge funds (e)	—	84	—	2,475	2,559	—	88	—	1,749	1,837
Private equity (f)	1	1	—	2,782	2,784	—	—	—	538	538
Real estate (g)	—	2	—	821	823	—	1	—	678	679
Total alternatives	1	87	—	6,078	6,166	—	89	—	2,965	3,054
Cash and cash equivalents (h)	—	1,374	—	—	1,374	—	656	—	—	656
Other (i)	—	(145)	—	—	(145)	—	(1,113)	4,725	—	3,612
Total assets at fair value	$8,708	$29,803	$48	$6,285	$44,844	$4,121	$13,201	$4,725	$3,628	$25,675
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Debt securities primarily issued by GSEs.

(c)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(d)	Net derivative position.

(e)
For U.S. plans, funds investing in diverse hedge fund strategies with the following composition of underlying hedge fund investments at December 31, 2014:  global macro (28%), event-driven (26%), equity long/short (26%), multi-strategy (14%), and relative value (7%). For non-U.S. plans, funds investing in diversified portfolio of underlying hedge funds.  At December 31, 2014, the composition of underlying hedge fund investments (within the United Kingdom and Canada pension plans) was:  equity long/short (39%), event-driven (33%), global macro (13%), multi-strategy (10%), and relative value (5%).

(f)
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

(g)
For U.S. plans, investment in private property funds broadly classified as core (42%), value-added and opportunistic (58%). For non-U.S. plans, investment in private property funds broadly classified as core (39%), value-added and opportunistic (61%).  Also includes investment in real assets.

(h)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(i)
For U.S. plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $3.8 billion at year-end 2014) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2015
		Return on plan assets
U.S. Plans:	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
Asset Category
Equity
International companies	$—	$—	$—	$—	$1	$1
Total equity	—	—	—	—	1	1
Fixed Income
Corporate bonds
High yield	14	(5)	—	—	—	9
Mortgage/other asset-backed	34	(4)	—	(4)	(14)	12
Total fixed income	48	(9)	—	(4)	(14)	21
Total Level 3 fair value	$48	$(9)	$—	$(4)	$(13)	$22

Non-U.S. Plans:
Asset Category
Equity
International companies	$—	$—	$—	$—	$1	$1
Total equity	—	—	—	—	1	1
Other (a)	4,725	531	—	—	—	5,256
Total Level 3 fair value	$4,725	$531	$—	$—	$1	$5,257
_______

(a)
Primarily Ford-Werke plan assets (insurance contract valued at $4.4 billion at year-end 2015). Return on plan assets attributable to assets held at December 31, 2015 reflects a change in valuation technique (totaling $725 million) noted in the alternative assets section of the pension plan asset information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2014
		Return on plan assets
U.S. Plans:	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
Asset Category
Equity
U.S. companies	$3	$—	$(3)	$—	$—	$—
International companies	1	—	(1)	—	—	—
Total equity	4	—	(4)	—	—	—
Fixed Income
Corporate bonds
Other credit	—	—	—	—	14	14
Mortgage/other asset-backed	33	—	—	34	(33)	34
Total fixed income	33	—	—	34	(19)	48
Other	1	—	—	(1)	—	—
Total Level 3 fair value	$38	$—	$(4)	$33	$(19)	$48

Non-U.S. Plans:
Asset Category
Equity
International companies	$2	$—	$(1)	$(1)	$—	$—
Total equity	2	—	(1)	(1)	—	—
Fixed Income
Non-U.S. government	67	(2)	—	(12)	(53)	—
Corporate bonds
Investment grade	55	3	—	(17)	(41)	—
High yield	21	—	—	(15)	(6)	—
Other credit	13	—	—	(7)	(6)	—
Mortgage/other asset-backed	14	—	—	(4)	(10)	—
Total fixed income	170	1	—	(55)	(116)	—
Other (a)	5,198	—	(282)	(191)	—	4,725
Total Level 3 fair value	$5,370	$1	$(283)	$(247)	$(116)	$4,725
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $3.8 billion at year-end 2014).

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

Debt is reported on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedges (see Note 16). Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Automotive interest income and other income/(loss), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

The carrying value of Automotive sector and Financial Services sector debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual (a)		Average Effective (b)
Automotive Sector	2015	2014	2015	2014	2015	2014
Debt payable within one year
Short-term	$818	$373	7.3%	1.9%	7.3%	1.9%
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
European Investment Bank (“EIB”) loans	—	1,187
Other debt	370	350
Total debt payable within one year	1,779	2,501
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,634
DOE ATVM Incentive Program	3,242	3,833
Other debt	1,696	1,000
Adjustments
Unamortized (discount)/premium	(412)	(144)
Unamortized issuance costs (c)	(60)	—
Total long-term debt payable after one year	11,060	11,323	5.3%	4.6%	6.0%	4.6%
Total Automotive sector	$12,839	$13,824

Fair value of Automotive sector debt (d)	$14,199	$15,553

Financial Services Sector
Short-term debt
Unsecured debt	$10,268	$9,761
Asset-backed debt	1,855	1,377
Total short-term debt	12,123	11,138	1.6%	1.9%	1.6%	1.9%
Long-term debt
Unsecured debt
Notes payable within one year	10,241	8,795
Notes payable after one year	49,193	43,087
Asset-backed debt
Notes payable within one year	18,855	16,738
Notes payable after one year	29,390	25,216
Adjustments
Unamortized (discount)/premium	(29)	(55)
Unamortized issuance costs (c)	(216)	—
Fair value adjustments (e)	458	428
Total long-term debt	107,892	94,209	2.3%	2.8%	2.4%	2.9%
Total Financial Services sector	$120,015	$105,347

Fair value of Financial Services sector debt (d)	$121,170	$107,758
__________

(a)	Average contractual rates reflect the stated contractual interest rate.

(b)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.

(c)	The new accounting standard regarding the presentation of debt issuance costs was adopted in the current period and applied prospectively.

(d)
The fair value of debt includes $560 million and $131 million of Automotive sector short-term debt and $10.3 billion and $9.8 billion of Financial Services sector short-term debt at December 31, 2015 and 2014, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(e)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

The fair value of debt reflects interest accrued but not yet paid. Interest accrued on Automotive debt was $213 million and $180 million at December 31, 2015 and 2014, respectively. Interest accrued on Financial Services debt was $568 million and $602 million at December 31, 2015 and 2014, respectively. Accrued interest is reported in Other liabilities and deferred revenue. See Note 4 for fair value method.

We paid interest of $693 million, $774 million, and $746 million in 2015, 2014, and 2013, respectively, on Automotive debt. We paid interest of $2.4 billion, $2.7 billion, and $2.8 billion in 2015, 2014, and 2013, respectively, on Financial Services debt.

Maturities

Debt maturities at December 31, 2015 were as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Adjustments	Total Debt Maturities
Automotive Sector
Public unsecured debt securities	$—	$—	$361	$—	$—	$6,233	$(200)	$6,394
DOE ATVM Incentive Program	591	591	591	591	591	878	—	3,833
Short-term and other debt (a)	1,188	538	215	218	272	453	(272)	2,612
Total	1,779	1,129	1,167	809	863	7,564	(472)	12,839

Financial Services Sector
Unsecured debt	20,509	12,501	11,288	6,151	6,931	12,322	274	69,976
Asset-backed debt	20,710	17,109	4,640	3,576	3,765	300	(61)	50,039
Total	41,219	29,610	15,928	9,727	10,696	12,622	213	120,015
__________

(a)	Primarily non-U.S. affiliate debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

Automotive Sector

Public Unsecured Debt Securities

Our public, unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2015	2014
4 7/8% Debentures due March 26, 2015	$—	$161
6 1/2% Debentures due August 1, 2018	361	361
8 7/8% Debentures due January 15, 2022	86	86
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	638	638
6 3/8% Debentures due February 1, 2029 (a)	260	260
7.45% GLOBLS due July 16, 2031 (a)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
5.75% Debentures due April 2, 2035 (b)	—	40
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
4.75% Notes due January 15, 2043	2,000	2,000
Total public unsecured debt securities (c)	$6,594	$6,795
__________

(a)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(b)	Unregistered industrial revenue bond.

(c)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2015 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services debt.

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2015, an aggregate $3.8 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Automotive Credit Facilities

Lenders under our Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (the “revolving credit facility”) have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  DEBT AND COMMITMENTS (Continued)

At December 31, 2015, the utilized portion of the revolving credit facility was $48 million, representing amounts utilized as letters of credit.

At December 31, 2015, we had $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $836 million had been utilized.

Financial Services Sector

Asset-Backed Debt

At December 31, 2015, the carrying value of our asset-backed debt was $50 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 15 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at December 31, 2015 and 2014, and ranged from $0 to $72 million during 2015 and $0 to $242 million during 2014.

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $2 million, $4 million, and $(25) million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 16 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $630 million, $595 million, and $640 million in 2015, 2014, and 2013, respectively.

The assets and liabilities related to our asset-backed debt arrangements included on our financial statements at December 31 were as follows (in billions):

	2015	2014
Assets
Cash and cash equivalents	$4.3	$2.4
Finance receivables, net	53.6	46.1
Net investment in operating leases	13.3	9.6

Liabilities
Debt (a)	50.0	43.3
__________

(a)	Debt is net of unamortized discount and issuance costs.

Committed Credit Facilities

At December 31, 2015, Ford Credit’s committed capacity totaled $38.5 billion of which $17.1 billion is available for use.  Ford Credit’s committed capacity is primarily comprised of unsecured credit facilities with financial institutions, committed asset-backed security lines from bank-sponsored commercial paper conduits and other financial institutions, and allocated commitments under the revolving credit facility.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. REDEEMABLE NONCONTROLLING INTEREST

The redeemable noncontrolling interest in our Ford Sollers Netherlands B.V. (“Ford Sollers”) joint venture is discussed in Note 22.

AutoAlliance International, Inc. (“AAI”) was a 50/50 joint venture between Ford and Mazda Motor Corporation (“Mazda”) that owned an automobile assembly plant in Flat Rock, Michigan. In January 2015, Mazda exercised its put option and Ford purchased Mazda’s 50% equity interest at the exercise price plus accrued interest of $342 million (included in Cash flows from financing activities in our statement of cash flows) and dissolved AAI.

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

We have the power to direct the significant activities of an entity when our management has the ability to make key operating decisions, such as decisions regarding capital or product investment or manufacturing production schedules. For securitization entities, we have the power to direct significant activities when we have the ability to exercise discretion in the servicing of financial assets (including general collection activity on current and non-current accounts and loss mitigation efforts including repossession and sale of collateral), issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $251 million and $307 million at December 31, 2015 and 2014, respectively

VIEs of Which We are the Primary Beneficiary

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into highly effective derivatives contracts:

•	Foreign currency exchange contracts, including forwards, that are used to manage foreign exchange exposure;

•	Commodity contracts, including forwards, that are used to manage commodity price risk;

•	Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Our Financial Services sector reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss), net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services other income/(loss), net. Cash flows associated with non-designated or dedesignated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

Normal Purchases and Normal Sales Classification. We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to net income	$(239)	$78	$(80)
Ineffectiveness	—	—	(3)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	359	193	(26)
Commodity contracts	(64)	(47)	(84)
Total	$56	$224	$(193)

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$370	$304	$254
Ineffectiveness (b)	3	20	(44)
Derivatives not designated as hedging instruments
Interest rate contracts	(58)	(41)	(33)
Foreign currency exchange contracts	66	68	21
Cross-currency interest rate swap contracts	100	161	(88)
Total	$481	$512	$110
__________

(a)	For 2015, 2014, and 2013, a $123 million gain, a $271 million loss, and a $317 million gain, respectively, were recorded in Other comprehensive income.

(b)
For 2015, 2014, and 2013, hedge ineffectiveness reflects the net change in fair value on derivatives of $72 million gain, $407 million gain, and $658 million loss respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $69 million loss, $387 million loss, and $614 million gain, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement.

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows(in millions):

	2015			2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$12,593	$522	$366	$15,434	$359	$517

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	19,395	404	238	12,198	157	129
Commodity contracts	643	2	26	693	1	67
Total derivative financial instruments, gross	$32,631	928	630	$28,325	517	713
Counterparty netting and collateral (a)		(567)	(567)		(463)	(463)
Total derivative financial instruments, net		$361	$63		$54	$250

Financial Services Sector
Fair value hedges
Interest rate contracts	$28,964	$670	$16	$23,203	$602	$38

Derivatives not designated as hedging instruments
Interest rate contracts	62,638	159	112	56,558	168	89
Foreign currency exchange contracts	1,713	22	4	1,527	18	1
Cross-currency interest rate swap contracts	3,137	73	111	2,425	71	39
Total derivative financial instruments, gross	$96,452	924	243	$83,713	859	167
Counterparty netting and collateral (a)		(166)	(166)		(136)	(136)
Total derivative financial instruments, net		$758	$77		$723	$31
__________

(a)	At December 31, 2015 and 2014, we did not receive or pledge any cash collateral.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Foreign currency translation
Beginning balance	$(2,438)	$(2,402)	$(1,881)
Gains/(Losses) on foreign currency translation	(1,146)	(136)	(685)
Less: Tax/(Tax benefit)	—	53	(53)
Net gains/(losses) on foreign currency translation	(1,146)	(189)	(632)
(Gains)/Losses reclassified from AOCI to net income (a)	14	153	111
Other comprehensive income/(loss), net of tax	(1,132)	(36)	(521)
Ending balance	$(3,570)	$(2,438)	$(2,402)

Marketable securities
Beginning balance	$—	$—	$—
Gains/(Losses) on available for sale securities (b)	(10)	—	—
Less: Tax/(Tax benefit)	(4)	—	—
Net gains/(losses) on available for sale securities	(6)	—	—
(Gains)/Losses reclassified from AOCI to net income	—	—	—
Less: Tax/(Tax benefit)	—	—	—
Net (gains)/losses reclassified from AOCI to net income	—	—	—
Other comprehensive income/(loss), net of tax	(6)	—	—
Ending balance	$(6)	$—	$—

Derivative instruments (c)
Beginning balance	$(163)	$19	$(196)
Gains/(Losses) on derivative instruments	123	(271)	317
Less: Tax/(Tax benefit)	50	(96)	141
Net gains/(losses) on derivative instruments	73	(175)	176
(Gains)/Losses reclassified from AOCI to net income	239	(78)	80
Less: Tax/(Tax benefit)	85	(71)	41
Net (gains)/losses reclassified from AOCI to net income (d)	154	(7)	39
Other comprehensive income/(loss), net of tax	227	(182)	215
Ending balance	$64	$(163)	$19

Pension and other postretirement benefits
Beginning balance	$(2,664)	$(2,641)	$(2,594)
Prior service (costs)/credits arising during the period	(104)	(11)	2
Less: Tax/(Tax benefit)	(41)	(2)	—
Net prior service (costs)/credits arising during the period	(63)	(9)	2
Amortization and recognition of prior service costs/(credits) (e)	(1)	(19)	(43)
Recognition of (gains)/losses due to curtailments (e)	—	—	(2)
Less: Tax/(Tax benefit)	6	(7)	(21)
Net prior service costs/(credits) reclassified from AOCI to net income	(7)	(12)	(24)
Translation impact on non-U.S. plans	(11)	(2)	(25)
Other comprehensive income/(loss), net of tax	(81)	(23)	(47)
Ending balance	$(2,745)	$(2,664)	$(2,641)

Total AOCI ending balance at December 31	$(6,257)	$(5,265)	$(5,024)
__________

(a)
The accumulated translation adjustments related to an investment in a foreign subsidiary are reclassified to Automotive interest income and other income/(loss), net, Financial Services other income/(loss), net, or Equity in net income of affiliated companies.

(b)	Includes a $2 million gain on available for sale securities held by an unconsolidated subsidiary of Ford Motor Company.

(c)
We expect to reclassify existing net gains of $132 million from Accumulated other comprehensive income/(loss) to Automotive cost of sales during the next twelve months as the underlying exposures are realized.

(d)
Gains/(Losses) on cash flow hedges are reclassified from Accumulated other comprehensive income/(loss) to income when the hedged item affects earnings and is recognized in Automotive cost of sales. See Note 16 for additional information.

(e)	This Accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost. See Note 12 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Investment-related interest income	$233	$193	$163
Interest income/(expense) on income taxes	—	109	—
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	46	(9)	190
Gains/(Losses) on changes in investments in affiliates	42	(798)	(113)
Gains/(Losses) on extinguishment of debt	1	(132)	(18)
Royalty income	666	559	577
Other	200	154	175
Total	$1,188	$76	$974

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Investment-related interest income	$76	$51	$50
Interest income/(expense) on income taxes	3	(13)	—
Insurance premiums earned	133	125	119
Other	160	185	179
Total	$372	$348	$348

NOTE 19.  SHARE-BASED EMPLOYEE COMPENSATION

We issue to our employees restricted stock units (“RSUs”), which consist of time-based and performance-based awards. RSUs provide the recipients with the right to shares of Common Stock following a specified performance period and/or vesting period. Time-based awards generally have a vesting feature whereby one-third of each grant of RSUs vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required metrics are met. Performance-based RSUs have two components: one based on Ford’s internal financial performance metrics, and the other based on Ford’s total shareholder return relative to total shareholder returns of an industrial and automotive peer group. We issue new shares of Common Stock upon vesting of RSUs.
The fair value of both the time-based and the portion of the performance-based RSUs pertaining to internal performance metrics is determined using the closing price of our Common Stock. The fair value of time-based RSUs is expensed over the shorter of the vesting period, using the graded vesting method, or the time period an employee becomes eligible to retain the award at retirement. The fair value of performance-based RSUs is expensed when it is probable and estimable as measured against the performance metrics over the shorter of the performance or required service periods. Expense is recorded in Selling, administrative, and other expenses.

Share-based compensation awards outstanding at December 31, 2015 consist of awards granted to employees under two Long-Term Incentive Plans (“LTIP”): the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP. Under the 2008 LTIP, the number of shares that may be granted in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year. Any unused portion is available for awards in later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2015, the number of unused shares carried forward was 344 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SHARE-BASED EMPLOYEE COMPENSATION (Continued)

The performance-based RSUs granted in March 2015 include a relative Total Shareholder Return (“TSR”) metric. We estimate the fair value of the TSR component of the performance-based RSUs using a Monte Carlo simulation. Inputs and assumptions used to calculate the fair value at grant date were as follows:

2015
Fair value per stock award	$16.98
Grant date stock price	16.03
Assumptions:
Ford’s stock price expected volatility (a)	23.3%
Expected average volatility of peer companies (a)	24.1%
Risk-free interest rate	1.09%
Dividend yield	3.74%
__________

(a)	Expected volatility based on three years of daily closing share price changes ending on the grant date.

During 2015, activity for RSUs was as follows (in millions, except for weighted average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	23.4	$14.01
Granted	13.8	15.86
Vested	(9.2)	13.63
Forfeited	(0.6)	15.26
Outstanding, end of year	27.4	15.04
RSUs expected to vest	26.9	N/A

The table above also includes shares awarded to non-employee directors. At December 31, 2015, there were 218,184 shares vested, but unissued.

Additional information about RSUs for the years ended December 31 was as follows (in millions, except for weighted average fair value):

	2015	2014	2013
Fair value of vested shares	$126	$102	$101
Weighted average fair value (per unit)	15.86	15.40	12.77
Compensation cost (a)	125	95	81
__________

(a)	Net of tax benefit of $65 million, $49 million, and $48 million in 2015, 2014, and 2013, respectively.

As of December 31, 2015, there was approximately $87 million in unrecognized compensation cost related to non‑vested RSUs.  This expense will be recognized over a weighted average period of 1.9 years.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  SHARE-BASED EMPLOYEE COMPENSATION (Continued)

Stock Options

During 2015, no stock options were issued to our employees. As of December 31, 2015, the last of our outstanding stock options will expire in July 2024, if not exercised sooner. We measure the fair value of our stock options using the Black-Scholes option-pricing model and record expense in Selling, administrative, and other expenses.

For the years ended December 31, 2015 and 2014, stock options outstanding were 45.4 million and 63.8 million, respectively, and stock options exercisable were 39.3 million and 51.5 million, respectively. For the year ended December 31, 2015, the intrinsic value for vested and unvested stock options was $189 million and $3 million, respectively. The average remaining terms for fully vested stock options and unvested stock options were 4 years and 7.9 years, respectively. We received approximately $151 million in proceeds from the exercise of stock options in 2015.  An equivalent of approximately $272 million in new issues was used to settle exercised stock options. Compensation cost for stock options for the year ended December 31, 2015 was $7 million, net of tax benefit of $3 million. As of December 31, 2015, there was approximately $3 million in unrecognized compensation cost related to non-vested stock options.

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

Additionally, under certain labor agreements, we are required to pay transitional benefits to our employees who are idled. For employees who are temporarily idled, we expense the benefits on an as-incurred basis. For employees who are permanently idled, we expense all of the future benefit payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

Automotive Sector

We committed to transformation plans for our Europe and Australia operations in 2012 and 2013, respectively. Separation-related costs (excluding pension costs) totaled $1.1 billion for the Europe plan and are estimated to be $220 million for the Australian plan. Amounts remaining are recorded in Other liabilities and deferred revenue. Separation-related expense recorded in Automotive cost of sales and Selling, administrative, and other expenses include costs associated with voluntary separation programs, involuntary employee actions, and payments to affected suppliers. The separation-related activity for the years ended December 31 was as follows (in millions):

	2015	2014
Beginning balance	$841	$497
Changes in accruals	31	630
Payments	(617)	(189)
Foreign currency translation	(41)	(97)
Ending balance	$214	$841

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES

We recognize income tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement. We recognize income tax-related interest income and interest expense in Automotive interest income and other income/(loss), net and Financial Services other income/(loss), net on our consolidated income statement.

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

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, for the years ended December 31 were as follows:

	2015	2014	2013
Income before income taxes (in millions)
U.S.	$5,374	$3,852	$12,318
Non-U.S.	4,878	(2,618)	2,053
Total	$10,252	$1,234	$14,371
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$75	$(2)	$(19)
Non-U.S.	572	389	453
State and local	17	(22)	(40)
Total current	664	365	394
Deferred
Federal	1,494	(735)	1,821
Non-U.S.	472	160	603
State and local	251	214	(393)
Total deferred	2,217	(361)	2,031
Total	$2,881	$4	$2,425
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(2.7)	(5.2)	(1.3)
State and local income taxes	1.7	8.3	1.2
General business credits	(3.0)	(27.1)	(2.4)
Dispositions and restructurings	0.4	13.0	(10.7)
U.S. tax on non-U.S. earnings	(3.0)	(23.7)	(3.4)
Prior year settlements and claims	(0.4)	(9.1)	(0.1)
Tax-exempt income	(2.0)	(24.1)	(2.4)
Enacted change in tax rates	0.1	3.9	1.2
Valuation allowances	3.6	32.3	(0.3)
Other	(1.6)	(3.0)	0.1
Effective rate	28.1%	0.3%	16.9%

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Included in “Dispositions and restructurings” for 2013, is the recognition of deferred tax assets for investments in our European operations. We recognize deferred tax assets related to investments in affiliates when it becomes apparent they will be realized in the foreseeable future. In the fourth quarter of 2013, we restructured certain of our European affiliates. We made tax elections to include the operating results of these affiliates in our U.S. tax returns. As a result, we realized tax benefits related to investments in these European affiliates and recorded deferred tax assets of $1.5 billion.

At December 31, 2015, $5.5 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $800 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside of the United States reflects accumulated earnings determined under U.S. tax law.

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2015	2014
Deferred tax assets
Employee benefit plans	$6,620	$6,341
Net operating loss carryforwards	2,327	2,624
Tax credit carryforwards	6,456	6,745
Research expenditures	1,279	1,754
Dealer and dealers’ customer allowances and claims	2,394	2,510
Other foreign deferred tax assets	442	252
All other	2,206	1,961
Total gross deferred tax assets	21,724	22,187
Less: valuation allowances	(1,831)	(1,604)
Total net deferred tax assets	19,893	20,583
Deferred tax liabilities
Leasing transactions	3,329	2,050
Deferred income	1,215	1,624
Depreciation and amortization (excluding leasing transactions)	2,484	1,967
Finance receivables	688	647
Other foreign deferred tax liabilities	407	352
All other	763	489
Total deferred tax liabilities	8,886	7,129
Net deferred tax assets/(liabilities)	$11,007	$13,454

At December 31, 2015, we have a valuation allowance of $1.8 billion primarily for deferred tax assets related to our South America operations.

Operating loss carryforwards for tax purposes were $6 billion at December 31, 2015, resulting in a deferred tax asset of $2.3 billion.  There is no expiration date for $4.9 billion of these losses. The remaining losses begin to expire in 2016, though a substantial portion expire beyond 2017. Tax credits available to offset future tax liabilities are $6.5 billion. A substantial portion of these credits have a remaining carryforward period of 5 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2015	2014
Beginning balance	$1,286	$1,564
Increase – tax positions in prior periods	330	38
Increase – tax positions in current period	91	250
Decrease – tax positions in prior periods	(24)	(172)
Settlements	(65)	(372)
Lapse of statute of limitations	(7)	(6)
Foreign currency translation adjustment	(10)	(16)
Ending balance	$1,601	$1,286

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized were $1.5 billion and $1.2 billion at December 31, 2015 and 2014, respectively.

Examinations by tax authorities have been completed through 2004 in Germany, 2007 in Canada, 2011 in the United States, 2012 in China, and 2013 in the United Kingdom.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 1996.

We recorded on our consolidated income statement $3 million, $96 million, and $11 million in income tax-related net interest income for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, we had recorded a net payable of $93 million and a net receivable of $23 million, respectively, for tax-related interest.

We paid income taxes of $585 million, $467 million, and $538 million in 2015, 2014, and 2013, respectively.

NOTE 22. CHANGES IN INVESTMENTS IN AFFILIATES

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

On March 31, 2015, we and Sollers agreed to certain changes to the structure of the joint venture and the related shareholders’ agreement to support the business in the near term and provide a platform for future growth in this important market. The changes include Ford providing additional funding to the joint venture and gaining a controlling interest in the joint venture through the acquisition of preferred shares. As a result, effective March 31, 2015, we have consolidated the joint venture for financial reporting purposes. In addition, the partners will have future rights to purchase, or have purchased, Sollers’ 50% interest in the ordinary shares of the joint venture at a value established using a pre-determined framework. Both partners will continue to work jointly to improve the business outlook for the Ford Sollers joint venture by expanding the joint venture’s vehicle lineup to better meet the needs of Russian customers and further investing in the localization of component manufacturing.

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

Blue Diamond Truck, S. de R.L. (“BDT”).  BDT was a joint venture in Mexico created in 2001 by Ford and Navistar that produced medium duty commercial trucks.  During the second quarter of 2015, we sold our entire equity interest in BDT to a Navistar affiliate and the joint venture was terminated.  As a result of the sale of our interest in BDT, we recognized a pre-tax gain of $19 million, which was reported in Automotive interest income and other income/(loss), net.

Nemak, S.A.B. de C.V. (“Nemak”).  Prior to July 1, 2015, Nemak (formerly named Tenedora Nemak, S.A. de C.V.) was a joint venture between Ford and Mexican conglomerate Alfa, S.A.B. de C.V.  Nemak supplies aluminum engine and other components from its plants located in regions in which we do business.  Ford and Alfa terminated the joint venture agreement, and in July 2015 Nemak completed an initial public offering (“IPO”) of its common stock, and Ford’s ownership interest in Nemak was diluted.  As a result of the IPO and the termination of the joint venture agreement, we no longer account for Nemak using the equity method of accounting.  Instead, we account for our Nemak shares as marketable securities.  The initial pre-tax gain of $150 million from the IPO and subsequent mark-to-market adjustments for our Nemak shares are reported in Automotive interest income and other income/(loss), net.

Venezuelan Operations. Prior to December 31, 2014, we included the results of our Venezuelan operations in our consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and restricted our Venezuelan operations’ ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations, combined with other Venezuelan regulations, constrained parts availability and significantly limited our Venezuelan operations’ ability to maintain normal production. As a result of these conditions, and in accordance with Accounting Standards Codification (“ASC”) 810 -- Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change, which we made effective December 31, 2014, resulted in a fourth quarter 2014 one-time pre-tax charge of $800 million in Automotive interest income and other income/(loss), net.

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

If liquidated, each share of Common Stock is entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock is entitled to the next $1.00 so available, each share of Common Stock is entitled to the next $0.50 so available, and each share of Common and Class B Stock is entitled to an equal amount thereafter.

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting. Basic EPS excludes dilution and is computed by dividing income available to Common and Class B Stock holders by the weighted-average number of Common and Class B Stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation, including “in-the-money” stock options and unvested RSUs. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2015	2014	2013
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$7,373	$1,231	$11,953
Effect of dilutive 2016 Convertible Notes (a) (b) (c)	—	—	45
Effect of dilutive 2036 Convertible Notes (a) (d)	—	—	1
Diluted income	$7,373	$1,231	$11,999

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,969	3,912	3,935
Net dilutive options and warrants	33	46	51
Dilutive 2016 Convertible Notes (b) (c)	—	—	98
Dilutive 2036 Convertible Notes (d)	—	—	3
Diluted shares	4,002	3,958	4,087
__________

(a)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

(b)
In October 2014, we elected to terminate the conversion rights of holders under the 2016 Convertible Notes in accordance with their terms effective as of the close of business on November 20, 2014. On November 21, 2014, we redeemed for cash the remaining outstanding 2016 Convertible Notes.

(c)	Not included in the calculation of diluted earnings per share due to their antidilutive effect are 87 million shares for 2014 and the related income effect for the 2016 Convertible Notes.

(d)	In December 2013, we elected to terminate the conversion rights of holders under the 2036 Convertible Notes in accordance with their terms effective January 22, 2014.

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

In addition, our Automotive sector results include Special Items that consist of (i) pension and OPEB remeasurement gains and losses, (ii) personnel and dealer-related items stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Special items are presented as a separate reconciling item.

Financial Services Sector

Prior to January 1, 2015, we had an Other Financial Services segment, which included holding companies, real estate, and the financing of some Volvo vehicles in Europe. Effective January 1, 2015, we realigned the business operations of this segment to our Automotive sector on a prospective basis. The impact of this change on our prior periods presented would have been immaterial.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
2015
Revenues	$91,870	$5,766	$28,170	$4,005	$10,755	$—	$—	$140,566
Income/(Loss) before income taxes	9,345	(832)	259	31	765	(796)	(548)	8,224
Other disclosures:
Depreciation and tooling amortization	2,501	252	1,042	162	375	—	—	4,332
Interest expense	—	—	—	—	—	773	—	773
Investment-related interest income	36	—	6	—	—	191	—	233
Interest income/(expense) on income taxes	—	—	—	—	—	—	—	—
Cash outflow for capital spending	4,582	280	1,415	156	714	—	—	7,147
Equity in net income/(loss) of affiliated companies	95	—	136	—	1,555	—	—	1,786
Total assets	63,241	4,544	14,381	1,088	8,705	—	—	91,959

2014
Revenues	$82,376	$8,799	$29,457	$4,406	$10,744	$—	$—	$135,782
Income/(Loss) before income taxes	7,443	(1,164)	(598)	(20)	593	(755)	(6,059)	(560)
Other disclosures:
Depreciation and tooling amortization	2,279	309	1,179	141	344	—	—	4,252
Interest expense	—	—	—	—	—	797	—	797
Investment-related interest income	46	—	5	—	2	140	—	193
Interest income/(expense) on income taxes	—	—	—	—	—	109	—	109
Cash outflow for capital spending	4,270	497	1,619	135	839	—	—	7,360
Equity in net income/(loss) of affiliated companies	147	—	107	—	1,321	—	(329)	1,246
Total assets	61,370	5,142	14,215	1,155	8,285	—	—	90,167

2013
Revenues	$86,494	$10,847	$27,255	$4,533	$10,240	$—	$—	$139,369
Income/(Loss) before income taxes	9,877	(35)	(1,025)	(69)	331	(656)	4,276	12,699
Other disclosures:
Depreciation and tooling amortization	2,064	272	1,269	125	334	—	—	4,064
Interest expense	—	—	—	—	—	829	—	829
Investment-related interest income	99	—	6	1	4	53	—	163
Cash outflow for capital spending	3,694	756	1,249	154	713	—	—	6,566
Equity in net income/(loss) of affiliated companies	127	—	125	—	794	—	—	1,046
Total assets	59,095	7,056	15,244	1,038	8,071	—	—	90,504

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

	Financial Services Sector				Total Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
2015
Revenues	$9,280	$—	$(288)	$8,992	$—	$149,558
Income/(Loss) before income taxes	2,086	(57)	(1)	2,028	—	10,252
Other disclosures:
Depreciation and tooling amortization	3,661	—	—	3,661	—	7,993
Interest expense	2,416	57	(19)	2,454	—	3,227
Investment-related interest income (b)	76	—	—	76	—	309
Interest income/(expense) on income taxes	3	—	—	3	—	3
Cash outflow for capital spending	49	—	—	49	—	7,196
Equity in net income/(loss) of affiliated companies	32	—	—	32	—	1,818
Total assets	137,448	—	(422)	137,026	(4,060)	224,925

2014
Revenues	$8,606	$135	$(446)	$8,295	$—	$144,077
Income/(Loss) before income taxes	1,854	(60)	—	1,794	—	1,234
Other disclosures:
Depreciation and tooling amortization	3,112	21	—	3,133	—	7,385
Interest expense	2,656	66	(23)	2,699	—	3,496
Investment-related interest income (b)	51	—	—	51	—	244
Interest income/(expense) on income taxes	(13)	—	—	(13)	—	96
Cash outflow for capital spending	18	85	—	103	—	7,463
Equity in net income/(loss) of affiliated companies	29	—	—	29	—	1,275
Total assets	122,108	363	(1,083)	121,388	(2,940)	208,615

2013
Revenues	$7,805	$192	$(449)	$7,548	$—	$146,917
Income/(Loss) before income taxes	1,756	(84)	—	1,672	—	14,371
Other disclosures:
Depreciation and tooling amortization	2,422	18	—	2,440	—	6,504
Interest expense	2,730	148	(18)	2,860	—	3,689
Investment-related interest income (b)	50	—	—	50	—	213
Cash outflow for capital spending	16	15	—	31	—	6,597
Equity in net income/(loss) of affiliated companies	23	—	—	23	—	1,069
Total assets	115,608	491	(1,042)	115,057	(3,357)	202,204
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 25.  GEOGRAPHIC INFORMATION

Total Company revenues and long-lived assets, split geographically by our country of domicile, the United States, and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2015		2014		2013
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$93,142	$39,853	$82,665	$34,645	$85,459	$29,055
United Kingdom	11,451	1,490	11,742	1,491	10,038	1,503
Canada	8,978	3,814	9,409	4,008	9,729	3,458
Germany	6,950	2,203	7,487	2,510	8,600	2,635
All Other	29,037	9,896	32,774	10,689	33,091	10,949
Total Company	$149,558	$57,256	$144,077	$53,343	$146,917	$47,600
__________

(a)	Includes Net property and Net investment in operating leases from our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 26.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2015				2014
Automotive Sector	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,800	$35,105	$35,818	$37,843	$33,876	$35,365	$32,779	$33,762
Income/(Loss) before income taxes	1,310	2,795	2,765	1,354	1,122	1,927	762	(4,371)

Financial Services Sector
Revenues	$2,100	$2,158	$2,326	$2,408	$2,000	$2,046	$2,141	$2,108
Income/(Loss) before income taxes	469	491	526	542	462	429	495	408

Total Company
Income/(Loss) before income taxes	$1,779	$3,286	$3,291	$1,896	$1,584	$2,356	$1,257	$(3,963)

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income/(loss)	$1,153	$2,160	$2,192	$1,868	$1,232	$1,497	$1,019	$(2,517)

Common and Class B per share from income from continuing operations
Basic	$0.29	$0.54	$0.55	$0.47	$0.31	$0.38	$0.26	$(0.65)
Diluted	0.29	0.54	0.55	0.47	0.30	0.37	0.26	(0.65)

Certain of the quarterly results identified in the table above include material unusual or infrequently occurring items as follows on a pre-tax basis, except for tax items:

The fourth quarter 2015 results include a pension and OPEB remeasurement loss of $698 million (see Note 1).

The fourth quarter 2015 net income includes a tax benefit of $346 million related to retroactive reinstatement of U.S. tax legislation in the Protecting Americans from Tax Hikes Act of 2015.

The fourth quarter 2014 results include a pension and OPEB remeasurement loss of $4.1 billion (see Note 1), and a charge of $800 million for Venezuela accounting change (see Note 22).

The fourth quarter of 2014 net income includes a tax benefit of $176 million related to retroactive reinstatement of U.S. tax legislation in the Tax Increase Prevention Act of 2014.

The first, second, third, and fourth quarter of 2014 results each include charges in Europe and Australia for separation related actions to support transformation plan of $122 million, $152 million, $160 million, and $247 million, respectively (see Note 20).

Third quarter 2014 net income includes a tax benefit of $245 million resulting from a change in our method for measuring currency gains and losses in computing earnings of our European operations under U.S. law.

The second quarter 2014 results include a charge of $329 million for the equity impairment of Ford Sollers (see Note 22).

Effective December 31, 2015, we changed our method of accounting for certain components of our defined benefit pension and OPEB plans (see Note 1). Previously reported numbers were as follows (in millions, except per share amounts):

	2015			2014
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Company
Income/(Loss) before income taxes	$1,405	$2,868	$2,859	$1,259	$2,118	$1,021	$(56)

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income/(loss)	$924	$1,885	$1,909	$989	$1,311	$835	$52

Common and Class B per share from income from continuing operations
Basic	$0.23	$0.47	$0.48	$0.25	$0.33	$0.22	$0.01
Diluted	0.23	0.47	0.48	0.24	0.32	0.21	0.01

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities at December 31 were as follows (in millions):

	2015	2014
Maximum potential payments	$284	$592
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	17

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 27.  COMMITMENTS AND CONTINGENCIES (Continued)

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.3 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty and Field Service Actions

We accrue obligations for warranty costs and field service actions (i.e., safety recalls, emission recalls, and other product campaigns) at the time of sale using a patterned estimation model that includes historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Warranty and field service action obligations are reported in Other liabilities and deferred revenue. We reevaluate the adequacy of our accruals on a regular basis.

We recognize the benefit from a recovery of the costs associated with our warranty and field service actions when specifics of the recovery have been agreed with our supplier and the amount of the recovery is virtually certain. Recoveries are reported in Receivables and Other assets.

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the years ended December 31 were as follows (in millions):

	2015	2014
Beginning balance	$4,786	$3,927
Payments made during the period	(2,849)	(2,850)
Changes in accrual related to warranties issued during the period	2,046	2,108
Changes in accrual related to pre-existing warranties	807	1,746
Foreign currency translation and other	(232)	(145)
Ending balance	$4,558	$4,786

Revisions to our estimated costs are reported as Changes in accrual related to pre-existing warranties in the table above.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2015
Allowances deducted from assets
Credit losses	$384	$347		$294	(a)	$437
Doubtful receivables	455	(7)		76	(b)	372
Inventories (primarily service part obsolescence)	254	(29)	(c)	—		225
Deferred tax assets	1,604	227	(d)	—		1,831
Total allowances deducted from assets	$2,697	$538		$370		$2,865

For the Year Ended December 31, 2014
Allowances deducted from assets
Credit losses	$405	$199		$220	(a)	$384
Doubtful receivables	120	374		39	(b)	455
Inventories (primarily service part obsolescence)	262	(8)	(c)	—		254
Deferred tax assets	1,633	(29)	(d)	—		1,604
Total allowances deducted from assets	$2,420	$536		$259		$2,697

For the Year Ended December 31, 2013
Allowances deducted from assets
Credit losses	$435	$152		$182	(a)	$405
Doubtful receivables	106	33		19	(b)	120
Inventories (primarily service part obsolescence)	267	(5)	(c)	—		262
Deferred tax assets	1,923	(290)	(d)	—		1,633
Total allowances deducted from assets	$2,731	$(110)		$201		$2,420
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(c)	Net change in inventory allowances.

(d)
Includes $(142) million, $(428) million, and $(243) million in 2015, 2014, and 2013, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $369 million, $399 million, and $(47) million in 2015, 2014, and 2013, respectively, of valuation allowance for deferred tax assets through the income statement.

FSS-1