Form 10-K/A
period 2015-12-31
FORD MOTOR CO
filed 2016-03-30
CIK 37996

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

Exhibit Index begins on page

2

EXPLANATORY NOTE

Ford Motor Company is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2016 to include the financial statements and related notes of Changan Ford Automobile Corporation Limited (“CAF”), an unconsolidated joint venture incorporated in the People’s Republic of China.

We own a 50% non-controlling interest in CAF and account for CAF using the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50 percent-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20 percent for 10 percent, separate financial statements for such 50 percent-or-less-owned person shall be filed. CAF met the significant subsidiary test described above for fiscal year ended December 31, 2014, and did not meet the significant subsidiary test for fiscal years ended December 31, 2015 and 2013. The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the CAF audited financial statements for fiscal years ended December 31, 2015 and 2014, and unaudited financial statements for fiscal year ended December 31, 2013, prepared in accordance with generally accepted accounting principles in the United States; (ii) the consent of the independent auditor of CAF; and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-A-1	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 3-B	By-laws.	Filed as Exhibit 3.2 to our Form 8-A/A filed on September 11, 2015.*
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4.3 to our Current Report on Form 8-K filed September 11, 2015.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012.**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*

Designation	Description	Method of Filing
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-L-1	Description of Compensation Arrangements for Alan Mulally.**	Filed as Exhibit 10-L-1 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2014.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2015.**	Filed as Exhibit 10-O-5 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2016.**	Filed with this Report.#
Exhibit 10-O-5	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed as Exhibit 10-O-11 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2016.**	Filed with this Report.#
Exhibit 10-O-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Designation	Description	Method of Filing
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed with this Report.#
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed with this Report.#
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed with this Report.#
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed with this Report.#
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed with this Report.#
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Amended and Restated Relationship Agreement dated April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	2015 Incentive Compensation Grants - Exclusion of Pension & OPEB Accounting Change	Filed with this Report.#
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-W-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-X-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-X-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

Designation	Description	Method of Filing
Exhibit 10-X-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
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

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	March 30, 2016