Form 10-Q
period 2016-03-31
FORD MOTOR CO
filed 2016-04-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of April 21 2016, Ford had outstanding 3,901,983,082 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

63

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Revenues
Automotive	$35,257	$31,800
Financial Services	2,461	2,100
Total revenues	37,718	33,900

Costs and expenses
Automotive cost of sales	30,281	28,472
Selling, administrative, and other expenses	3,823	3,465
Financial Services interest expense	658	647
Financial Services provision for credit and insurance losses	141	73
Total costs and expenses	34,903	32,657

Automotive interest expense	200	165

Automotive interest income and other income/(loss), net (Note 12)	404	190
Financial Services other income/(loss), net (Note 12)	91	74
Equity in net income of affiliated companies	541	437
Income before income taxes	3,651	1,779
Provision for/(Benefit from) income taxes	1,196	625
Net income	2,455	1,154
Less: Income/(Loss) attributable to noncontrolling interests	3	1
Net income attributable to Ford Motor Company	$2,452	$1,153

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 14)
Basic income	$0.62	$0.29
Diluted income	0.61	0.29

Cash dividends declared	0.40	0.15

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Net income	$2,455	$1,154
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(64)	103
Marketable securities	6	—
Derivative instruments	246	(90)
Pension and other postretirement benefits	22	(148)
Total other comprehensive income/(loss), net of tax	210	(135)
Comprehensive income	2,665	1,019
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	1
Comprehensive income attributable to Ford Motor Company	$2,663	$1,018

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
AUTOMOTIVE
Revenues	$35,257	$31,800
Costs and expenses
Cost of sales	30,281	28,472
Selling, administrative, and other expenses	2,562	2,472
Total costs and expenses	32,843	30,944

Interest expense	200	165

Interest income and other income/(loss), net (Note 12)	404	190
Equity in net income of affiliated companies	534	429
Income before income taxes — Automotive	3,152	1,310

FINANCIAL SERVICES
Revenues	2,461	2,100
Costs and expenses
Interest expense	658	647
Depreciation on vehicles subject to operating leases	1,014	816
Operating and other expenses	247	177
Provision for credit and insurance losses	141	73
Total costs and expenses	2,060	1,713

Other income/(loss), net (Note 12)	91	74
Equity in net income of affiliated companies	7	8
Income before income taxes — Financial Services	499	469

TOTAL COMPANY
Income before income taxes	3,651	1,779
Provision for/(Benefit from) income taxes	1,196	625
Net income	2,455	1,154
Less: Income/(Loss) attributable to noncontrolling interests	3	1
Net income attributable to Ford Motor Company	$2,452	$1,153

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$15,917	$14,272
Marketable securities (Note 3)	23,556	20,904
Finance receivables, net (Note 4)	94,280	90,691
Other receivables, net	11,252	11,284
Net investment in operating leases	28,234	27,093
Inventories (Note 6)	9,770	8,319
Equity in net assets of affiliated companies	3,820	3,224
Net property	31,164	30,163
Deferred income taxes	10,579	11,509
Other assets	8,716	7,466
Total assets	$237,288	$224,925

LIABILITIES
Payables	$22,072	$20,272
Other liabilities and deferred revenue (Note 7)	43,949	42,546
Automotive debt (Note 9)	13,022	12,839
Financial Services debt (Note 9)	127,973	120,015
Deferred income taxes	556	502
Total liabilities	207,572	196,174

Redeemable noncontrolling interest	95	94

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,974 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,454	21,421
Retained earnings	15,278	14,414
Accumulated other comprehensive income/(loss) (Note 11)	(6,046)	(6,257)
Treasury stock	(1,122)	(977)
Total equity attributable to Ford Motor Company	29,605	28,642
Equity attributable to noncontrolling interests	16	15
Total equity	29,621	28,657
Total liabilities and equity	$237,288	$224,925

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,602	$3,949
Finance receivables, net	50,035	45,902
Net investment in operating leases	13,273	13,309
Other assets	51	85
LIABILITIES
Other liabilities and deferred revenue	$26	$19
Debt	43,258	43,086

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET (in millions)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Automotive
Cash and cash equivalents (Note 3)	$5,567	$5,386
Marketable securities (Note 3)	18,684	18,181
Total cash and marketable securities	24,251	23,567
Receivables, less allowances of $366 and $372	5,423	5,173
Inventories (Note 6)	9,770	8,319
Deferred income taxes	2,443	3,664
Other current assets	1,791	1,851
Total current assets	43,678	42,574
Equity in net assets of affiliated companies	3,682	3,091
Net property	31,014	30,021
Net investment in operating leases	2,346	2,014
Deferred income taxes	11,409	10,687
Other assets	4,134	3,572
Total Automotive assets	96,263	91,959
Financial Services
Cash and cash equivalents (Note 3)	10,350	8,886
Marketable securities (Note 3)	4,872	2,723
Finance receivables, net (Note 4)	99,369	96,063
Net investment in operating leases	25,888	25,079
Equity in net assets of affiliated companies	138	133
Other assets	3,823	3,059
Receivable from Automotive	1,480	1,083
Total Financial Services assets	145,920	137,026
Intersector elimination	(1,480)	(1,083)
Total assets	$240,703	$227,902
LIABILITIES
Automotive
Payables	$20,887	$19,168
Other liabilities and deferred revenue (Note 7)	19,307	17,992
Deferred income taxes	130	13
Debt payable within one year (Note 9)	1,941	1,779
Current payable to Financial Services	874	694
Total current liabilities	43,139	39,646
Long-term debt (Note 9)	11,081	11,060
Other liabilities and deferred revenue (Note 7)	22,841	22,732
Deferred income taxes	302	287
Non-current payable to Financial Services	606	389
Total Automotive liabilities	77,969	74,114
Financial Services
Payables	1,185	1,104
Debt (Note 9)	127,973	120,015
Deferred income taxes	3,539	3,179
Other liabilities and deferred income (Note 7)	1,801	1,822
Total Financial Services liabilities	134,498	126,120
Intersector elimination	(1,480)	(1,083)
Total liabilities	210,987	199,151

Redeemable noncontrolling interest	95	94

EQUITY
Capital stock
Common Stock, par value $.01 per share (3,974 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,454	21,421
Retained earnings	15,278	14,414
Accumulated other comprehensive income/(loss) (Note 11)	(6,046)	(6,257)
Treasury stock	(1,122)	(977)
Total equity attributable to Ford Motor Company	29,605	28,642
Equity attributable to noncontrolling interests	16	15
Total equity	29,621	28,657
Total liabilities and equity	$240,703	$227,902
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$4,092	$2,413

Cash flows from investing activities
Capital spending	(1,511)	(1,800)
Acquisitions of finance receivables and operating leases	(12,677)	(12,257)
Collections of finance receivables and operating leases	9,674	9,251
Purchases of marketable securities	(8,231)	(11,711)
Sales and maturities of marketable securities	5,679	11,327
Settlements of derivatives	104	113
Other	(13)	117
Net cash provided by/(used in) investing activities	(6,975)	(4,960)

Cash flows from financing activities
Cash dividends	(1,588)	(593)
Purchases of Common Stock	(145)	—
Net changes in short-term debt	(121)	488
Proceeds from issuance of other debt	15,623	13,624
Principal payments on other debt	(9,431)	(8,686)
Other	(2)	(249)
Net cash provided by/(used in) financing activities	4,336	4,584

Effect of exchange rate changes on cash and cash equivalents	192	(426)

Net increase/(decrease) in cash and cash equivalents	$1,645	$1,611

Cash and cash equivalents at January 1	$14,272	$10,757
Net increase/(decrease) in cash and cash equivalents	1,645	1,611
Cash and cash equivalents at March 31	$15,917	$12,368

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED SECTOR STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2016		2015
	First Quarter
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities (a)	$3,567	$1,611	$1,006	$1,724

Cash flows from investing activities
Capital spending	(1,497)	(14)	(1,786)	(14)
Acquisitions of finance receivables and operating leases (excluding wholesale and other)	—	(12,677)	—	(12,257)
Collections of finance receivables and operating leases (excluding wholesale and other)	—	9,674	—	9,251
Net change in wholesale and other receivables (b)	—	(1,962)	—	(973)
Purchases of marketable securities	(5,649)	(2,582)	(7,161)	(4,550)
Sales and maturities of marketable securities	5,226	453	9,785	1,542
Settlements of derivatives	117	(13)	70	43
Other	4	(17)	44	73
Investing activity (to)/from Financial Services (c)	124	—	39	—
Interest supplements and residual value support from Automotive (a)	—	876	—	656
Net cash provided by/(used in) investing activities	(1,675)	(6,262)	991	(6,229)

Cash flows from financing activities
Cash dividends	(1,588)	—	(593)	—
Purchases of Common Stock	(145)	—	—	—
Net changes in short-term debt	113	(234)	49	439
Proceeds from issuance of other debt	13	15,610	172	13,452
Principal payments on other debt	(215)	(9,216)	(778)	(7,908)
Other	42	(44)	(213)	(36)
Financing activity to/(from) Automotive (c)	—	(124)	—	(39)
Net cash provided by/(used in) financing activities	(1,780)	5,992	(1,363)	5,908

Effect of exchange rate changes on cash and cash equivalents	69	123	(127)	(299)

Net increase/(decrease) in cash and cash equivalents	$181	$1,464	$507	$1,104

Cash and cash equivalents at January 1	$5,386	$8,886	$4,567	$6,190
Net increase/(decrease) in cash and cash equivalents	181	1,464	507	1,104
Cash and cash equivalents at March 31	$5,567	$10,350	$5,074	$7,294
_________

(a)
Operating activities include outflows of $876 million and $656 million for the periods ended March 31, 2016 and 2015, respectively, of interest supplements and residual value support to Financial Services. Interest supplements and residual value support from Automotive to Financial Services are eliminated in the condensed consolidated statement of cash flows.

(b)	Reclassified to operating activities in the condensed consolidated statement of cash flows.

(c)	Eliminated in the condensed consolidated statement of cash flows.

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 11)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	2,452	—	—	2,452	3	2,455
Other comprehensive income/(loss), net of tax	—	—	—	211	—	211	(1)	210
Common stock issued (including share-based compensation impacts)	—	33	—	—	—	33	—	33
Treasury stock/other	—	—	—	—	(145)	(145)	(1)	(146)
Cash dividends declared	—	—	(1,588)	—	—	(1,588)	—	(1,588)
Balance at March 31, 2016	$41	$21,454	$15,278	$(6,046)	$(1,122)	$29,605	$16	$29,621

Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	1,153	—	—	1,153	1	1,154
Other comprehensive income/(loss), net of tax	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (including share-based compensation impacts)	1	184	—	—	—	185	—	185
Treasury stock/other	—	—	—	—	—	—	(1)	(1)
Cash dividends declared	—	—	(593)	—	—	(593)	—	(593)
Balance at March 31, 2015	$41	$21,273	$9,982	$(5,400)	$(848)	$25,048	$27	$25,075

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

In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company, its consolidated subsidiaries, and consolidated VIEs of which we are the primary beneficiary for the periods and at the dates presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K Report”).  For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

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

Reconciliations between Consolidated and Sector Financial Statements

Sector to Consolidated Deferred Tax Assets and Liabilities. The difference between the total assets and total liabilities as presented on our sector balance sheet and consolidated balance sheet is the result of netting deferred income tax assets and liabilities. The reconciliation between the totals for the sector and consolidated balance sheets was as follows (in millions):

	March 31, 2016	December 31, 2015
Sector balance sheet presentation of deferred income tax assets
Automotive sector current deferred income tax assets	$2,443	$3,664
Automotive sector non-current deferred income tax assets	11,409	10,687
Financial Services sector deferred income tax assets (a)	142	135
Total	13,994	14,486
Reclassification for netting of deferred income taxes	(3,415)	(2,977)
Consolidated balance sheet presentation of deferred income tax assets	$10,579	$11,509

Sector balance sheet presentation of deferred income tax liabilities
Automotive sector current deferred income tax liabilities	$130	$13
Automotive sector non-current deferred income tax liabilities	302	287
Financial Services sector deferred income tax liabilities	3,539	3,179
Total	3,971	3,479
Reclassification for netting of deferred income taxes	(3,415)	(2,977)
Consolidated balance sheet presentation of deferred income tax liabilities	$556	$502
__________

(a)	Included in Financial Services Other assets on our sector balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

We adopted the following standards during 2016, none of which have a material impact to our financial statements or financial statement disclosures:

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

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The new accounting standard will impact the timing of when certain arrangements are recognized as revenue as we move from a risk and rewards model to a control model.  The new standard will also require a change in classification between revenue and costs relating to certain performance obligations within our sales arrangements. We are reviewing the method of adoption.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables categorize the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	March 31, 2016	December 31, 2015
Automotive Sector
Cash and cash equivalents
U.S. government	1	$—	$115
U.S. government agencies	2	109	22
Non-U.S. government and agencies	2	77	173
Corporate debt	2	130	20
Total marketable securities classified as cash equivalents		316	330
Cash, time deposits, and money market funds		5,251	5,056
Total cash and cash equivalents		$5,567	$5,386

Marketable securities
U.S. government	1	$3,088	$1,623
U.S. government agencies	2	4,752	5,240
Non-U.S. government and agencies	2	6,917	7,451
Corporate debt	2	3,323	3,279
Equities	1	257	240
Other marketable securities	2	347	348
Total marketable securities		$18,684	$18,181

Financial Services Sector
Cash and cash equivalents
U.S. government	1	$450	$—
U.S. government agencies	2	25	—
Non-U.S. government and agencies	2	500	266
Corporate debt	2	50	—
Total marketable securities classified as cash equivalents		1,025	266
Cash, time deposits, and money market funds		9,325	8,620
Total cash and cash equivalents		$10,350	$8,886

Marketable securities
U.S. government	1	$1,594	$298
U.S. government agencies	2	1,746	1,169
Non-U.S. government and agencies	2	1,194	832
Corporate debt	2	294	384
Other marketable securities	2	44	40
Total marketable securities		$4,872	$2,723

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES

Our Financial Services sector, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	March 31, 2016	December 31, 2015
Consumer
Retail financing, gross	$63,185	$62,068
Unearned interest supplements	(2,231)	(2,119)
Consumer finance receivables	60,954	59,949
Non-Consumer
Dealer financing	37,791	35,529
Other financing	1,034	958
Non-Consumer finance receivables	38,825	36,487
Total recorded investment	$99,779	$96,436

Recorded investment in finance receivables	$99,779	$96,436
Allowance for credit losses	(410)	(373)
Finance receivables, net (a)	$99,369	$96,063

Net finance receivables subject to fair value (b)	$97,379	$94,248
Fair value	98,771	95,420
__________

(a)
On the consolidated balance sheet at March 31, 2016 and December 31, 2015, $5.1 billion and $5.4 billion, respectively, are reclassified to Other receivables, net, resulting in Finance receivables, net of $94.3 billion and $90.7 billion, respectively.

(b)
At March 31, 2016 and December 31, 2015, excludes $2 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

Excluded from finance receivables at March 31, 2016 and December 31, 2015, was $219 million and $209 million, respectively, of accrued uncollected interest, which we report in Other assets on the balance sheet.

Included in the recorded investment in finance receivables at March 31, 2016 and December 31, 2015 were consumer receivables of $30.7 billion and $27.6 billion, respectively, and non-consumer receivables of $26.8 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million at March 31, 2016 and December 31, 2015. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million at March 31, 2016 and December 31, 2015.

The aging analysis of our finance receivables balances were as follows (in millions):

	March 31, 2016	December 31, 2015
Consumer
31-60 days past due	$611	$708
61-90 days past due	81	108
91-120 days past due	27	27
Greater than 120 days past due	40	38
Total past due	759	881
Current	60,195	59,068
Consumer finance receivables	60,954	59,949

Non-Consumer
Total past due	104	117
Current	38,721	36,370
Non-Consumer finance receivables	38,825	36,487
Total recorded investment	$99,779	$96,436

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCIAL SERVICES SECTOR FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2016	December 31, 2015
Dealer Financing
Group I	$28,606	$26,560
Group II	7,204	7,175
Group III	1,853	1,683
Group IV	128	111
Total recorded investment	$37,791	$35,529

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2016 and December 31, 2015 was $373 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2016 and December 31, 2015 was $149 million, or 0.4% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES SECTOR ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2016
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373
Charge-offs	(102)	1	(101)
Recoveries	29	1	30
Provision for credit losses	102	1	103
Other (a)	4	1	5
Ending balance (b)	$390	$20	$410

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$371	$13	$384
Specific impairment allowance	19	7	26
Ending balance (b)	390	20	410

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	60,581	38,676	99,257
Specifically evaluated for impairment	373	149	522
Recorded investment	60,954	38,825	99,779

Ending balance, net of allowance for credit losses	$60,564	$38,805	$99,369
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $463 million.

	First Quarter 2015
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321
Charge-offs	(80)	1	(79)
Recoveries	30	2	32
Provision for credit losses	53	(4)	49
Other (a)	(7)	(2)	(9)
Ending balance (b)	$301	$13	$314

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$280	$12	$292
Specific impairment allowance	21	1	22
Ending balance (b)	301	13	314

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	53,135	32,356	85,491
Specifically evaluated for impairment	396	126	522
Recorded investment	53,531	32,482	86,013

Ending balance, net of allowance for credit losses	$53,230	$32,469	$85,699
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $355 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 31% and 27% of total inventories at March 31, 2016 and December 31, 2015, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	March 31, 2016	December 31, 2015
Raw materials, work-in-process, and supplies	$4,356	$4,005
Finished products	6,367	5,254
Total inventories under FIFO	10,723	9,259
LIFO adjustment	(953)	(940)
Total inventories	$9,770	$8,319

NOTE 7. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	March 31, 2016	December 31, 2015
Automotive Sector
Current
Dealer and dealers’ customer allowances and claims	$9,013	$8,122
Deferred revenue	5,020	4,559
Employee benefit plans	1,526	1,528
Accrued interest	233	255
Other postretirement employee benefits (“OPEB”)	358	354
Pension (a)	266	248
Other	2,891	2,926
Total Automotive other liabilities and deferred revenue	19,307	17,992
Non-current
Pension (a)	9,483	9,541
OPEB	5,411	5,347
Dealer and dealers’ customer allowances and claims	2,734	2,731
Deferred revenue	2,989	2,833
Employee benefit plans	1,043	1,041
Other	1,181	1,239
Total Automotive other liabilities and deferred revenue	22,841	22,732
Total Automotive sector	42,148	40,724
Financial Services Sector	1,801	1,822
Total Company	$43,949	$42,546
__________

(a)
Balances at March 31, 2016 reflect net pension liabilities at December 31, 2015, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2015.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$128	$147	$118	$135	$12	$15
Interest cost	381	454	195	239	48	60
Expected return on assets	(673)	(732)	(339)	(375)	—	—
Amortization of prior service costs/(credits)	42	39	10	12	(35)	(51)
Net remeasurement (gain)/loss	—	—	—	—	—	—
Separation programs/other	—	2	7	7	—	—
Settlements and curtailments	—	—	—	—	—	—
Net periodic benefit cost/(income)	$(122)	$(90)	$(9)	$18	$25	$24

Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and OPEB plans that utilize a yield curve approach. We now apply the specific spot rates along the yield curve to the relevant cash flows instead of using a single effective discount rate. Service and interest costs in the first quarter were about $145 million lower with the new method than they would have been under the prior method.

Pension Plan Contributions

During 2016, we expect to contribute about $1.5 billion from Automotive cash and cash equivalents to our worldwide funded pension plans (including discretionary contributions of about $400 million), and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.8 billion. In the first three months of 2016, we contributed about $400 million to our worldwide funded pension plans and made about $100 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

The carrying value of Automotive sector and Financial Services sector debt was as follows (in millions):

Automotive Sector	March 31, 2016	December 31, 2015
Debt payable within one year
Short-term	$977	$818
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	373	370
Total debt payable within one year	1,941	1,779
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,594
DOE ATVM Incentive Program	3,095	3,242
Other debt	1,868	1,696
Adjustments
Unamortized (discount)/premium	(417)	(412)
Unamortized issuance costs	(59)	(60)
Total long-term debt payable after one year	11,081	11,060
Total Automotive sector	$13,022	$12,839

Fair value of Automotive sector debt (a)	$14,669	$14,199

Financial Services Sector
Short-term debt
Unsecured debt	$10,850	$10,268
Asset-backed debt	1,064	1,855
Total short-term debt	11,914	12,123
Long-term debt
Unsecured debt
Notes payable within one year	13,655	10,241
Notes payable after one year	52,756	49,193
Asset-backed debt
Notes payable within one year	20,231	18,855
Notes payable after one year	28,638	29,390
Adjustments
Unamortized (discount)/premium	(27)	(29)
Unamortized issuance costs	(240)	(216)
Fair value adjustments (b)	1,046	458
Total long-term debt	116,059	107,892
Total Financial Services sector	$127,973	$120,015

Fair value of Financial Services sector debt (a)	$129,429	$121,170
__________

(a)
The fair value of debt includes $676 million and $560 million of Automotive sector short-term debt and $10.8 billion and $10.3 billion of Financial Services sector short-term debt at March 31, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into highly effective derivative contracts. We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Automotive Sector
Cash flow hedges (a)
Reclassified from AOCI to net income	$87	$(46)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	(172)	261
Commodity contracts	(5)	(10)
Total	$(90)	$205

Financial Services Sector
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$99	$88
Ineffectiveness (b)	17	6
Derivatives not designated as hedging instruments
Interest rate contracts	(48)	(43)
Foreign currency exchange contracts	33	65
Cross-currency interest rate swap contracts	195	89
Total	$296	$205
__________

(a)	For the first quarter of 2016 and 2015, a $363 million gain and a $150 million loss, respectively, were recorded in Other comprehensive income.

(b)
For the first quarter of 2016 and 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $610 million gain and $221 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $593 million loss and $215 million loss, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	March 31, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Automotive Sector
Cash flow hedges
Foreign currency exchange and commodity contracts	$16,076	$666	$235	$12,593	$522	$366

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	18,152	280	331	19,395	404	238
Commodity contracts	643	4	17	643	2	26
Total derivative financial instruments, gross (a)	$34,871	950	583	$32,631	928	630
Counterparty netting and collateral (b)		(552)	(552)		(567)	(567)
Total derivative financial instruments, net		$398	$31		$361	$63

Financial Services Sector
Fair value hedges
Interest rate contracts	$32,843	$1,184	$—	$28,964	$670	$16

Derivatives not designated as hedging instruments
Interest rate contracts	65,538	182	159	62,638	159	112
Foreign currency exchange contracts	2,138	49	8	1,713	22	4
Cross-currency interest rate swap contracts	3,701	195	37	3,137	73	111
Total derivative financial instruments, gross (a)	$104,220	1,610	204	$96,452	924	243
Counterparty netting and collateral (b)		(155)	(155)		(166)	(166)
Total derivative financial instruments, net		$1,455	$49		$758	$77
__________

(a)	All derivatives are categorized within Level 2 of the fair value hierarchy.

(b)	At March 31, 2016 and December 31, 2015, we did not receive or pledge any cash collateral.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Foreign currency translation
Beginning balance	$(3,570)	$(2,438)
Gains/(Losses) on foreign currency translation	(30)	103
Less: Tax/(Tax benefit)	—	—
Net gains/(losses) on foreign currency translation	(30)	103
(Gains)/Losses reclassified from AOCI to net income (a)	(33)	—
Other comprehensive income/(loss), net of tax	(63)	103
Ending balance	$(3,633)	$(2,335)

Marketable securities
Beginning balance	$(6)	$—
Gains/(Losses) on available for sale securities	11	—
Less: Tax/(Tax benefit)	—	—
Net gains/(losses) on available for sale securities	11	—
(Gains)/Losses reclassified from AOCI to net income	(1)	—
Less: Tax/(Tax benefit)	4	—
Net (gains)/losses reclassified from AOCI to net income	(5)	—
Other comprehensive income/(loss), net of tax	6	—
Ending balance	$—	$—

Derivative instruments
Beginning balance	$64	$(163)
Gains/(Losses) on derivative instruments	363	(150)
Less: Tax/(Tax benefit)	59	(32)
Net gains/(losses) on derivative instruments	304	(118)
(Gains)/Losses reclassified from AOCI to net income	(87)	46
Less: Tax/(Tax benefit)	(29)	18
Net (gains)/losses reclassified from AOCI to net income (b)	(58)	28
Other comprehensive income/(loss), net of tax	246	(90)
Ending balance	$310	$(253)

Pension and other postretirement benefits
Beginning balance	$(2,745)	$(2,664)
Amortization and recognition of prior service costs/(credits) (c)	17	—
Less: Tax/(Tax benefit)	3	79
Net prior service costs/(credits) reclassified from AOCI to net income	14	(79)
Translation impact on non-U.S. plans	8	(69)
Other comprehensive income/(loss), net of tax	22	(148)
Ending balance	$(2,723)	$(2,812)

Total AOCI ending balance at March 31	$(6,046)	$(5,400)
__________

(a)	Reclassified to Automotive interest income and other income/(loss), net.

(b)	Reclassified to Automotive cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $363 million. See Note 10 for additional information.

(c)	Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost. See Note 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME/(LOSS)

Automotive Sector

The amounts included in Automotive interest income and other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Investment-related interest income	$61	$45
Interest income/(expense) on income taxes	(2)	(9)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	72	(27)
Royalty income	183	142
Other	90	39
Total	$404	$190

Financial Services Sector

The amounts included in Financial Services other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Investment-related interest income	$19	$19
Interest income/(expense) on income taxes	(2)	(3)
Insurance premiums earned	39	31
Other	35	27
Total	$91	$74

NOTE 13. INCOME TAXES

For interim tax reporting we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

NOTE 14. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2016	2015
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$2,452	$1,153
Diluted income	2,452	1,153

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,970	3,963
Net dilutive options and unvested restricted stock units	26	38
Diluted shares	3,996	4,001

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

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

	Automotive Sector
	Operating Segments					Reconciling Items
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Special Items	Total
First Quarter 2016
Revenues	$23,888	$841	$6,888	$961	$2,679	$—	$—	$35,257
Income/(Loss) before income taxes	3,080	(256)	434	(14)	220	(126)	(186)	3,152
Total assets at March 31	64,960	4,703	15,906	1,389	9,305	—	—	96,263

First Quarter 2015
Revenues	$20,040	$1,513	$6,918	$1,057	$2,272	$—	$—	$31,800
Income/(Loss) before income taxes	1,569	(189)	(42)	79	105	(212)	—	1,310
Total assets at March 31	59,842	4,922	14,961	1,209	9,119	—	—	90,053

	Financial Services Sector				Total Company
	Operating Segment	Reconciling Items
	Ford Credit	Other	Elims	Total	Elims (a)	Total
First Quarter 2016
Revenues	$2,506	$—	$(45)	$2,461	$—	$37,718
Income/(Loss) before income taxes	514	(14)	(1)	499	—	3,651
Total assets at March 31	146,174	—	(254)	145,920	(4,895)	237,288

First Quarter 2015
Revenues	$2,197	$—	$(97)	$2,100	$—	$33,900
Income/(Loss) before income taxes	483	(14)	—	469	—	1,779
Total assets at March 31	126,375	2	(1,195)	125,182	(2,786)	212,449
__________

(a)	Includes intersector transactions occurring in the ordinary course of business and deferred tax netting.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES (Continued)

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	March 31, 2016	December 31, 2015
Maximum potential payments	$240	$284
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	23

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $2.4 billion.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES (Continued)

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Beginning balance	$4,558	$4,785
Payments made during the period	(797)	(576)
Changes in accrual related to warranties issued during the period	612	463
Changes in accrual related to pre-existing warranties	59	173
Foreign currency translation and other	52	(145)
Ending balance	$4,484	$4,700

Revisions to our estimated costs are reported as Changes in accrual related to pre-existing warranties in the table above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2016, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2016 (which included an explanatory paragraph with respect to the Company’s change in the manner in which it accounts for defined benefit pension and other postretirement employee benefit plans), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 28, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our first quarter 2016 pre-tax results and net income were as follows:

	First Quarter
	2016	Better/(Worse) 2015	Memo: Full Year 2015
	(Mils.)	(Mils.)	(Mils.)
Pre-tax results
Automotive sector pre-tax results (excl. special items)	$3,338	$2,028	$8,772
Financial Services sector pre-tax results	499	30	2,028
Total Company pre-tax results (excl. special items)	3,837	2,058	10,800
Special items - Automotive sector	(186)	(186)	(548)
Total Company pre-tax results (incl. special items)	3,651	1,872	10,252
(Provision for)/Benefit from income taxes	(1,196)	(571)	(2,881)
Net income	2,455	1,301	7,371
Less: Income/(Loss) attributable to noncontrolling interests	3	2	(2)
Net income attributable to Ford	$2,452	$1,299	$7,373

Discussion of Automotive sector, Financial Services sector, and Company results of operations below is on a pre-tax basis and excludes special items unless otherwise specifically noted.

In the first quarter of 2016, the Company’s pre-tax profit of $3.8 billion was a record for any quarter.

As detailed in Note 15 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the Automotive sector operating segments and Other Automotive, reflecting the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources among the segments.

We group special items into three categories to provide useful information to investors about the nature of the special items: “Pension and OPEB Remeasurements,” “Personnel and Dealer-Related Items,” and “Other Items.” The first category includes pension and OPEB remeasurement gains and losses. These gains and losses, generally recognized in the fourth quarter, are not reflective of our underlying Automotive business results. The second category includes items related to our efforts to match production capacity and cost structure to market demand and changing model mix and therefore helps investors track amounts related to those activities. The third category includes other items that we do not generally consider to be indicative of our ongoing operating activities, and therefore allows investors analyzing our pre-tax results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table details Automotive sector pre-tax special items in each category for the first quarter of 2016 and full year 2015:

	First quarter	Memo: Full Year 2015
	2016
	(Mils.)	(Mils.)
Pension and OPEB Remeasurements	$—	$(698)
Personnel and Dealer-Related Items
Separation-related actions	(174)	—
Other Items
Japan and Indonesia Market Closure	(12)	—
Nemak IPO	—	150
Total Other Items	(12)	150
Total Special Items	$(186)	$(548)

Tax Special Items	$(66)	$205

We had no special items for the first quarter 2015.

The tax special items above consist of the tax effects of pre-tax special items and the impact of restructuring on deferred tax balances.

The following table details our earnings per share on a diluted basis:

	First Quarter 2016		Memo: Full Year 2015
	Net Income Attributable to Ford	After-Tax Operating Results Excluding Special Items	Net Income Attributable to Ford	After-Tax Operating Results Excluding Special Items

After-Tax Results (Mils.)
Diluted after-tax results	$2,452	$2,704	$7,373	$7,716
Basic and Diluted Shares (Mils.)
Basic shares (averages shares outstanding)	3,970	3,970	3,969	3,969
Net dilutive options and contingently issuable shares	26	26	33	33
Diluted shares	3,996	3,996	4,002	4,002

Diluted Earnings Per Share	$0.61	$0.68	$1.84	$1.93

References to Automotive records for operating-related cash flow, operating margin, and business units are since at least 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results by Segment. The chart below shows our first quarter 2016 Company pre-tax results by Automotive business unit, along with Other Automotive which is mainly net interest expense, and our Financial Services sector.

TOTAL COMPANY

1Q 2016 PRE-TAX RESULTS (MILS)

$3,837
$3,080
$(256)
$434
$(14)
$220
$(126)
$499

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Other Automotive	Financial Services
B / (W) 1Q 2015	$2,058	$1,511	$(67)	$476	$(93)	$115	$86	$30

All-time record quarterly Company profit

All-time record quarterly North America profit

Best quarterly profit in Europe since 2008

Auto operations outside of NA profitable in total

Strong Financial Services profit

Automotive results were driven by North America’s quarterly record of $3.1 billion in pre-tax profit, as well as Europe’s best quarterly profit since 2008, and continued strong performance in Asia Pacific. In total, our automotive operations outside of North America delivered a profit of almost $400 million, which was more than $400 million higher than a year ago.

Financial Services pre-tax profit of $499 million reflects continued strong performance at Ford Credit.

Compared with the first quarter of 2015, the Company’s pre-tax profit in the first quarter of 2016 improved by 116%, driven by sharply higher automotive results.

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

The charts on the following pages detail first quarter 2016 key metrics and the change in first quarter 2016 pre-tax results compared with the first quarter of 2015 by causal factor for our Automotive sector and its segments.

AUTOMOTIVE SECTOR

1Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
1,568
1,720
$31.8
$35.2
6.9%
7.1%
4.8%
9.8%
$1,310
$3,338
10%
11%
0.2 ppts
5.0 ppts
155%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

All metrics strong and improved

Top line up YOY

Global market share increased driven by NA, Europe and AP

Global SAAR up 3%

Operating margin and Auto profit more than doubled

The key market factors and financial metrics for our Automotive business in the first quarter of 2016 are shown above. All metrics were strong and improved compared with the first quarter of 2015. We grew the top line, with wholesale volumes up 10% and automotive revenue up 11%, or 15% at constant exchange.

Our global market share at 7.1% improved two-tenths of a percentage point driven by gains in North America, Europe, and Asia Pacific.

Global SAAR, estimated at 90.1 million units, was up 2.6 million units or 3% compared with the first quarter of 2015.

Our Automotive operating margin and pre-tax profit at 9.8% and $3.3 billion, respectively, were both records and more than double 2015 levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

1Q 2016 PRE-TAX RESULTS (MILS)

$2,028
$3,338
$1,310
Industry $263
Share 369
Stocks 653
Mix / Other 572
$1,857
Pricing $ 935
Incentives / Other (1,483)
$(548)
Material Excl. Commodities $358
Commodities 488
Warranty / Freight / Other 120
$966
Manufacturing Incl. Vol. Related $(261)
Spending Related (165)
Other (6)
$(432)
$(115)
$300
Market Factors
Total Cost
1Q 2015
1Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Profit gain driven by higher volume, favorable mix and lower costs

Net pricing lower driven by NA due mainly to one-time stock accrual effect

As shown above, the $2 billion improvement in Automotive pre-tax profit in the first quarter of 2016 was driven by higher volume, favorable mix, and lower costs. Volume and mix was favorable in all regions, except South America, reflecting the strength of our portfolio and the success of new product introductions. Stock changes are more than explained by North America, primarily reflecting the non-repeat of our F-150 launch in Kansas City in first quarter of 2015. Lower net pricing was a partial offset. This mainly reflected a one-time stock accrual effect in North America.

Total costs and expenses. In the first quarter of 2016 and 2015, total costs and expenses, including special items, for our Automotive sector were $32.8 billion and $30.9 billion, respectively, a difference of $1.9 billion. The detail for the change is shown below (in billions):

First Quarter
Explanation of change:	2016 Lower/(Higher) 2015
Volume and mix, exchange, and other	$(2.3)
Contribution costs
Material excluding commodities	0.4
Commodities	0.5
Warranty, freight, and other	0.1
Structural costs	(0.4)
Special items	(0.2)
Total	$(1.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA

1Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
678
814
$20.0
$23.9
14.0%
14.6%
7.8%
12.9%
$1,569
$3,080
20%
19%
0.6 ppts
5.1 ppts
96%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

Strong performance across the board

Wholesale volume and revenue sharply higher

Market share up – strong fleet sales driven by SUVs, Transit and F-Series

NA SAAR higher YOY driven by U.S., at 17.5M units

Record quarterly operating margin and profit

Shown above are the first quarter 2016 key metrics for the North America region, where we expect to have another outstanding year. A major factor in the quarter was the full deployment of our F-150 strategy, which is delivering great results for our business. In the first quarter of 2016, wholesale volume and revenue both increased sharply.

Our North America market share improved, with U.S. share increasing by eight-tenths of a percentage point to 15.5%. The improvement was driven by strong fleet performance, mainly SUVs, Transit, which now has a leadership position in the commercial van segment, and F-Series.

North America’s SAAR, at 21.3 million units, was up 700,000 units compared with the first quarter of 2015. U.S. SAAR, at 17.5 million units, was up 400,000 units compared with the first quarter of 2015.

Our operating margin at 12.9% and pre-tax profits of $3.1 billion were both records.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – NORTH AMERICA

1Q 2016 PRE-TAX RESULTS (MILS)

$1,511
$1,569
$3,080
Industry $216
Share 341
Stocks 691
Mix / Other 163
$1,411
Pricing $ 574
Incentives / Other (1,193)
$(619)
Material Excl. Commodities $260
Commodities 434
Warranty / Freight / Other 239
$933
Manufacturing Incl. Vol. Related $(231)
Spending Related (113)
Other (13)
$(357)
$76
$67
Market Factors
Total Cost
1Q 2015
1Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Profit improvement due to higher volume, favorable mix and lower costs

Favorable stocks and about 40% of incentives increase (stock accrual) driven by normalization of F-150

Average U.S. retail transaction prices higher due to mix and pricing net of incentives

The $1.5 billion improvement in North America’s first quarter 2016 pre-tax profit was driven by favorable volume and mix and lower contribution costs. Lower net pricing and structural cost increases, to support a continued strong product line-up and future growth, were partial offsets.

The favorable change in stocks and about 40% of the increase in incentives was caused by normalization of the volume of F-150, which was being launched in Kansas City a year ago.

Although net pricing was lower in the first quarter of 2016, average U.S. retail transaction prices increased compared to year-ago levels, reflecting improved mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA
1Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
101
63
38%
$1.5
$0.8
44%
9.6%
8.4%
1.2 ppts
(12.5)%
(30.4)%
17.9 ppts
$(189)
$(256)
35%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

Results driven by difficult external conditions

Top line down sharply – industry and exchange

Market share down – focused on profitable share amid higher industry discounts

SA and Brazil SAARs at very low levels

In South America, results were impacted negatively by the very difficult external conditions, particularly in Brazil where the economy continues to contract and industry volumes in the first quarter of 2016 declined by more than a quarter compared to prior year. In Argentina, our business was negatively impacted by the devaluation of the Peso, however, we are encouraged by actions taken by the new government which have the potential to improve future market conditions.

All of our key metrics deteriorated in the first quarter of 2016 compared with the first quarter of 2015. The top line was down sharply with wholesales lower by 38% and revenue lower by 44%.

Our market share for the region, at 8.4%, was down by 1.2 percentage points, as we focused on profitable share amid high industry discounting.

Industry SAAR for the region, at 3.7 million units, was 900,000 units lower than in the first quarter of 2015.

In the first quarter of 2016, operating margin and pre-tax results for the region were both lower than prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – SOUTH AMERICA

1Q 2016 PRE-TAX RESULTS (MILS)

$(189)
$(256)
$(67)
$(135)
Industry $(91)
Share (45)
Stocks (9)
Mix / Other 10
$2
$76
$(85)
$75
1Q 2015
1Q 2016
Volume / Mix
Economics / Exchange Net of Pricing
Cost Performance
Balance Sheet
Other

Higher loss due to lower industry – Brazil down 29%

Cost performance continued to be favorable

Removed 3rd crew at Camaçari during the quarter

As shown above, the higher loss in South America in the first quarter of 2016 was more than explained by lower industry volumes – primarily the result of the 29% reduction in Brazil. This was offset partially by our continued drive to reduce costs as we realized the benefits of actions taken in 2015, including a 10% reduction in our salaried personnel and overhead and a 20% reduction in labor costs. We also eliminated the third crew at our Camacari plant in the first quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE

1Q 2016 KEY METRICS

Wholesales* (000)
376
399
6%
Revenue (Bils)
$6.9
$6.9
-- %
Market Share (Pct)
7.7%
8.0%
0.3 ppts
Operating Margin (Pct)
(0.6)%
6.3%
6.9 ppts
Pre-Tax Results (Mils)
$(42)
$434
$476
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

Europe Transformation Strategy is delivering

Top line grew – revenue up 6% at constant exchange

Share higher – driven by commercial vehicles and SUVs

Europe SAAR improved

Operating margin >6%; strong quarterly profit exceeded FY 2015

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 17,000 units in 1Q 2015 and 14,000 units in 1Q 2016). 2015 includes about 5,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these sales

Shown above are the key metrics for Europe, where our Transformation Strategy is building momentum. All metrics improved in the first quarter of 2016. We grew the top line with wholesale volume and revenue at constant exchange, both growing by 6%.

Our market share in Europe improved three-tenths of a percentage point to 8.0%, reflecting the strong performance of commercial and SUV vehicles, including Ranger, Transit, Kuga, and EcoSport. Ford remained Europe’s best-selling commercial vehicle brand in the first quarter of 2016.

Europe SAAR, at 20.1 million units, was 5% higher in the first quarter of 2016 compared with the first quarter of 2015.

Our operating margin at 6.3% and pre-tax profit of $434 million both improved significantly from last year’s loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – EUROPE

1Q 2016 PRE-TAX RESULTS (MILS)

$476
$434
Industry $91
Share 20
Stocks (10)
Mix / Other 160
$261
$6
$106
$48
$3
$52
$(42)
Market Factors
Total Cost
1Q 2015
1Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Every part of the business improved

Favorable mix driven by SUVs and commercial vehicles

Reduced both contribution and structural costs

As shown above, every aspect of the business contributed to the nearly half-billion dollar improvement in Europe’s pre-tax results in the first quarter of 2016. Favorable market factors were driven by improved product and series mix with strong consumer acceptance of our new products and increasing demand for higher series vehicles. Higher industry volumes also contributed. Contribution and structural costs were both lower in the first quarter of 2016 compared with the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – MIDDLE EAST & AFRICA

1Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
47
46
$1.1
$0.9
4.3%
4.3%
7.5%
(1.5)%
$79
$(14)
2%
9%
-- ppts
9.0 ppts
$(93)
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

Results adversely impacted by weak currencies, low oil prices and political strife

Decline in operating margin and profit mainly reflects exchange

Shown above are key metrics for the Middle East & Africa region, where the business was adversely impacted by weak local currencies, low oil prices, and political strife. Wholesale volume and revenue both declined in the first quarter of 2016.

Our market share for the region was unchanged at 4.3%. SAAR for the region, at 4.0 million units, was down 300,000 units compared with the first quarter of 2015.

Our financial results, which deteriorated to a loss of $14 million in the first quarter of 2016, reflect exchange impacts, primarily the South African Rand, and higher cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC

1Q 2016 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
366
398
$2.3
$2.7
3.3%
3.6%
4.6%
8.2%
$105
$220
9%
18%
0.3 ppts
3.6 ppts
110%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

Another strong quarter driven by new products

Top line grew – revenue up 25% at constant exchange

Market share up – China share of 4.5% up 0.2 ppts

AP and China SAARs each improved 2M units or more

Operating margin and profit up sharply

Ford China JVs at $443M, up 23%; margin at 16.4%

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 289,000 units in 1Q 2015 and 310,000 units in 1Q 2016); revenue does not include these sales

In Asia Pacific region, we had another strong quarter, driven by our great new products. All key metrics improved in the first quarter of 2016. Wholesale volumes increased by 9% and revenue from consolidated operations improved by 18%, or 25% at constant exchange.

Asia Pacific’s market share was 3.6% in the first quarter of 2016, up three-tenths of a percentage point and a record for the first quarter. China’s market share was 4.5%, up two-tenths of a percentage point compared with the first quarter of 2015 driven by SUVs. Sales in the region and China were a record for the first quarter.

Asia Pacific’s first quarter 2016 SAAR was 40.9 million units, up 2 million units from the first quarter of 2015, more than explained by a 2.4 million unit increase in China industry SAAR which is estimated at 26.2 million units for the first quarter.

Asia Pacific’s operating margin was 8.2%, up 3.6 percentage points from 2015, and pre-tax results of $220 million more than doubled compared with the first quarter of 2015. Our China joint ventures contributed $443 million to pre-tax profit in the first quarter of 2016, reflecting our equity share of their after-tax earnings which was $83 million higher compared with the first quarter of 2015. The net income margin at our China joint ventures was 16.4%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR – ASIA PACIFIC

1Q 2016 PRE-TAX RESULTS (MILS)

$115
Industry $ 66
Share 61
Stocks (40)
Mix / Other 214
$105
$220
$301
$(76)
$13
$(118)
$(39)
$34
Market Factors
Total Cost
1Q 2015
1Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Higher profit driven mainly by favorable mix, primarily SUVs

China and ex-China operations contributed to YOY gain

Lower net pricing driven by China; pace of decline in prices slowed in 1Q vs 4Q

New products in China well received

Shown above are the factors driving our higher first quarter 2016 pre-tax results in Asia Pacific. Favorable volume was driven by a strong industry in China, where we continue to leverage the government incentive program with our strong line-up of vehicles with 1.6L or smaller engines. Higher market share and favorable mix reflect the strength of our new products, including the Edge, Ranger, and Lincoln.

Higher structural costs to support future growth and lower net pricing in China were partial offsets. In the first quarter of 2016, the rate of decline in pricing in China slowed compared with the fourth quarter of 2015. We continue to expect full-year negative pricing in China in the 5-6 percent range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Ford Credit has two operations, North America and International. In general, we measure year-over-year changes in Ford Credit’s pre-tax results using the causal factors listed below:

◦	Volume and Mix:

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which Ford Credit purchases retail installment sale and lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing

◦	Mix primarily measures changes in net financing margin driven by period over period changes in the composition of Ford Credit’s average managed receivables by product and by country or region

◦Financing Margin:

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period

◦
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management

•	Credit Loss:

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2015 Form 10-K Report

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold, and changes in the estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2015 Form 10-K Report

•	Exchange:

◦	Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars

•	Other:

◦	Primarily includes operating expenses, other revenue, and insurance expenses at prior period exchange rates

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), and other miscellaneous items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the key metrics for Ford Credit for first quarter of 2016.

FINANCIAL SERVICES SECTOR – FORD CREDIT

1Q 2016 KEY METRICS

U.S. Retail and Lease
Contract Volume (000)
Managed Receivables (Bils)
Pre-Tax Results (Mils)
Average Placement FICO
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
482
480
-- %
$113
$132
17%
$483
$514
6%
739
732
7 pts
0.13%
0.14%
1 bps
0.33%
0.44%
11 bps
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

1Q	2015	2016
Debt (Bils)	$109	$127
Managed Leverage* (to 1)	8.8	9.4

Strong quarterly profit

Receivables growth in line with guidance

Portfolio performance remains robust; higher LTR reflects higher severities

Consistent originations, servicing and collections

* Reconciliation to GAAP provided in "Liquidity and Capital Resources" below

In the first quarter of 2016, Ford Credit continued to grow, while remaining strongly profitable. Contract volumes were largely unchanged with lower volume in the United States and growth in all other markets.

Managed receivables were $132 billion at March 31, 2016, up 17% from the first quarter of 2015, as the portfolio continues to grow in line with Ford’s growth. Managed receivables equal net finance receivables of $100.3 billion and $86.5 billion and net investment in operating leases of $25.9 billion and $22.0 billion reported on Ford Credit’s balance sheet at March 31, 2016 and March 31, 2015, respectively, excluding unearned interest supplements and residual support of $4.6 billion and $3.8 billion, allowance for credit losses of $500 million and $400 million, and other (primarily accumulated supplemental depreciation) of $500 million and $200 million at March 31, 2016 and March 31, 2015, respectively.

Portfolio performance remains robust. The over-60-day delinquency ratio, at 14 basis points in the first quarter of 2016, remains at the low end of Ford Credit’s historical experience. The loss-to-receivables ratio in the first quarter of 2016 was 44 basis points, up 11 basis points compared with the first quarter of 2015. U.S. retail and lease credit losses have been better than Ford Credit’s expectations for an extended time period. Credit losses have been trending higher for the last few quarters, as they continue to normalize toward Ford Credit’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR – FORD CREDIT

1Q 2016 PRE-TAX RESULTS (MILS)

$31
$483
$514
$137
$36
$(65)
$(61)
$(33)
$17
1Q 2015
1Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Strong profit

Growth in all products and regions

Credit losses and residual performance primarily driven by lower auction values

The improvement of $31 million in pre-tax profit in the first quarter of 2016 compared with the first quarter of 2015 is more than explained by favorable volume and mix, driven by increases in consumer and non-consumer finance receivables globally, as well as an increase in operating leases in North America.

Credit losses were $65 million higher, as Ford Credit increased the reserve and had higher charge-offs in North America, primarily reflecting higher severity.

Unfavorable lease residual performance of $61 million in the first quarter of 2016 primarily reflects higher depreciation on Ford Credit’s North America lease portfolio, as Ford Credit expects lower auction values in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR – FORD CREDIT

U.S. AUTOMOTIVE FINANCING TRENDS

Lease Share of Retail Sales
Industry*
28%
27%
28%
29%
32%
22%
22%
22%
22%
26%
Ford
* Source: JD Power PIN
1Q15
2Q15
3Q15
4Q15
1Q16

Retail Contract Placement Terms
Average Retail Term
Retail ≥73 Months Mix
63 mo.
64 mo.
67 mo.
63 mo.
64 mo.
3%
4%
3%
4%
3%
1Q15
2Q15
3Q15
4Q15
1Q16

Auction Values (At 1Q 2016 Mix)
24-Month
$20,495
$20,635
$19,895
$19,100
$19,290
$18,540
$18,740
$18,160
$17,605
$17,860
36-Month
1Q15
2Q15
3Q15
4Q15
1Q16

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
739
740
741
741
732
6%
6%
6%
6%
6%
1Q15
2Q15
3Q15
4Q15
1Q16

Balanced lease portfolio through One Ford Lease Strategy

Auction value outlook somewhat lower

Longer-term financing small part of business

Consistent FICOs and higher-risk mix

Industry leasing continues to grow. Ford’s lease share of retail sales was 26% in the first quarter of 2016 but remains below the industry. Ford Credit and Ford work together under a One Ford Lease Strategy that considers share, term, model mix, geography, and other factors. Full year lease share is expected to be lower than the first quarter of 2016, reflecting the parameters of our strategy.

Ford Credit’s used vehicle auction prices in the first quarter of 2016 were lower than a year ago but up from the fourth quarter of 2015, although not as high as expected.

Ford Credit’s average retail term has remained largely consistent and lower than the industry. Retail contracts of 73 months and longer remain a relatively small part of Ford Credit’s business.

The average FICO score in the first quarter of 2016 reflected the mix of customers attracted by Ford’s marketing programs. These levels are consistent with Ford Credit’s experience over the last five years and reflect normal quarterly variances. Ford Credit uses proprietary credit scoring models, and its underwriting practices have been consistent for years. Ford Credit’s higher risk business, as classified at contract inception, consistently represents 5%-6% of its portfolio and has been stable for over 10 years.

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
For a discussion of risks to our liquidity, see “Item 1A. Risk Factors,” in our 2015 Form 10-K Report, as well as Note 16 of the Notes to the Financial Statements, regarding commitments and contingencies that could impact our liquidity.

Our key liquidity metrics are Automotive cash, Automotive liquidity, and operating-related cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive cash is detailed below as of the dates shown (in billions):

	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents	$5.6	$5.4	$5.1
Marketable securities	18.7	18.2	14.4
Automotive cash	$24.3	$23.6	$19.5

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. At March 31, 2016, consolidated entities domiciled in the United States held 85% of our total Automotive cash.

Automotive cash and liquidity as of the dates shown were as follows (in billions):

	March 31, 2016	December 31, 2015	March 31, 2015
Automotive cash	$24.3	$23.6	$19.5
Available credit lines
Revolving credit facility, unutilized portion	10.3	10.3	10.1
Local lines available to foreign affiliates, unutilized portion	0.6	0.6	0.6
Automotive liquidity	$35.2	$34.5	$30.2

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

Changes in Automotive cash are summarized below (in billions):

	First Quarter
	2016	2015
Automotive cash at end of period	$24.3	$19.5
Automotive cash at beginning of period	23.6	21.7
Change in Automotive cash	$0.7	$(2.2)

Automotive pre-tax profits (excluding special items)	$3.3	$0.9
Capital spending	(1.5)	(1.8)
Depreciation and tooling amortization	1.1	1.1
Changes in working capital (a)	—	0.8
Other/Timing differences (b)	(0.2)	(0.5)
Automotive operating-related cash flows	2.7	0.5

Separation payments	—	(0.4)
Net receipts from Financial Services sector (c)	—	—
Other	0.2	(0.3)
Cash flow before other actions	2.9	(0.2)

Changes in debt	(0.1)	(0.6)
Funded pension contributions	(0.4)	(0.8)
Dividends/Other items	(1.7)	(0.6)
Change in Automotive cash	$0.7	$(2.2)
_________

(a)	Working capital is comprised of changes in receivables, inventory, and trade payables.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown below is a reconciliation between financial statement Net cash provided by/(used in) operating activities and operating-related cash flows (calculated as shown in the table above), as of the dates shown (in billions):

			Memo: Full Year 2015
	First Quarter
	2016	2015
Net cash provided by/(used in) operating activities	$3.6	$1.0	$12.3
Items included in operating-related cash flows
Capital spending	(1.5)	(1.8)	(7.1)
Proceeds from the exercise of stock options	—	0.1	0.2
Net cash flows from non-designated derivatives	0.1	0.1	(0.1)
Items not included in operating-related cash flows
Separation payments	—	0.4	0.6
Funded pension contributions	0.4	0.8	1.1
Tax refunds, tax payments, and tax receipts from affiliates	—	—	—
Other	0.1	(0.1)	0.3
Operating-related cash flows	$2.7	$0.5	$7.3

Credit Agreement. Lenders under our Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (the “revolving credit facility”) have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. We have allocated$3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

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

At March 31, 2016, the utilized portion of the revolving credit facility was $45 million, representing amounts utilized for letters of credit.

Although not yet complete, we are in the process of amending our revolving credit facility. When complete, we expect to maintain total commitments of $13.4 billion, extend the respective maturity dates by one year, and maintain the $3 billion allocation to Ford Credit. The closing will occur during the second quarter of 2016.

Other Automotive Credit Facilities. At March 31, 2016, we had about $1.4 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $807 million had been utilized.

Net Cash. Our Automotive sector net cash calculation as of the dates shown was as follows (in billions):

	March 31, 2016	December 31, 2015
Automotive cash	$24.3	$23.6
Less:
Long-term debt	11.1	11.0
Debt payable within one year	1.9	1.8
Total debt	13.0	12.8
Net cash	$11.3	$10.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Automotive debt at March 31, 2016 was about $200 million higher than it was at December 31, 2015. The increase primarily reflects local funding in international markets and foreign currency exchange, offset partially by debt repayments.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle.  The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Automotive income before income tax, adjusted for depreciation, amortization, Automotive interest, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Financial Services section of Item 2.  Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

Liquidity Sufficiency. One of our key priorities is to finance our plan and maintain a strong balance sheet, while at the same time having resources available to grow our business. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector

Ford Credit

Funding Overview. Ford Credit’s primary funding and liquidity objective is to maintain a strong investment grade balance sheet with ample liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

The chart below shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities*
Term Debt (incl Bank Borrowings)
Other
Equity
Cash**
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$132
$2
$6
$50
$69
$8
$12
$15
$134-139
~$3
~$6
$50-53
$66-68
$7-8
~$13
$11-12
Year-End 2014
Year-End 2015
1Q 2016
Year-End 2016 Fcst.
Securitized Funding as Pct. of Managed Receivables
38%
39%
38%
36-39%

* Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

Ford Credit’s higher cash balance at the end of the first quarter of 2016 reflects pre-funding of near-term debt maturities.

Ford Credit projects year-end 2016 managed receivables to be in the range of $134 billion to $139 billion and securitized funding as a percent of managed receivables to be between 36% and 39%. Ford Credit expects the percentage of securitization to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitization percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full-year 2016 and its global public term funding issuances through April 27, 2016, full-year 2015, and full-year 2014 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2016
	Full-Year Forecast	Through April 27	Full-Year 2015	Full-Year 2014
Unsecured	$ 14-19	$7	$17	$13
Securitizations (a)	12-15	7	13	15
Total	$ 26-34	$14	$30	$28
__________

(a)	Includes Rule 144A offerings.

For 2016, Ford Credit projects full-year public term funding in the range of $26 billion to $34 billion. Both the amount and composition of their full-year funding plan are consistent with their issuance in 2015. Through April 27, 2016, Ford Credit has completed $14 billion of public term issuance, representing about half of their full-year public term funding plan.

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Mar. 31, 2015	Dec. 31, 2015	Mar. 31, 2016	
Liquidity Sources				
Cash*	$ 13.0	$ 11.2	$ 14.9	
Committed ABS facilities**	31.9	33.2	36.4	Committed Capacity $41.9 billion
Other unsecured credit facilities	1.6	2.3	2.5	
Ford revolving credit facility allocation	2.0	3.0	3.0	
Total liquidity sources	$ 48.5	$ 49.7	$ 56.8	
Utilization of Liquidity				
Securitization cash***	$ (2.6)	$ (4.3)	$ (3.0)	
Committed ABS facilities	(15.8)	(20.6)	(18.2)	
Other unsecured credit facilities	(0.4)	(0.8)	(0.5)	
Ford revolving credit facility allocation	-	-	-	
Total utilization of liquidity	$ (18.8)	$ (25.7)	$ (21.7)	
Gross liquidity	$ 29.7	$ 24.0	$ 35.1	
Adjustments****	(1.8)	(0.5)	-	
Net liquidity available for use	$ 27.9	$ 23.5	$ 35.1	

* Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

** Committed asset-backed security ("ABS") facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England's Discount Window Facility

*** Used only to support on-balance sheet securitization transactions

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit targets liquidity of at least $25 billion. As of March 31, 2016, Ford Credit’s liquidity available for use was up $11.6 billion from year-end 2015, reflecting new committed ABS facilities and higher cash balances to meet their near-term maturities.

As of March 31, 2016, Ford Credit’s liquidity remained strong at $35.1 billion. Its sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate revolver allocation. As of March 31, Ford Credit’s liquidity sources including cash totaled $56.8 billion, up $7.1 billion from year-end.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The following chart shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Mar. 31, 2015	Dec. 31, 2015	Mar. 31, 2016
Leverage Calculation			
Total debt*	$109.1	$119.6	$127.4
Adjustments for cash**	(13.0)	(11.2)	(14.9)
Adjustments for derivative accounting***	(0.7)	(0.5)	(1.0)
Total adjusted debt	$95.4	$107.9	$111.5
Equity*****	$11.2	$11.7	$12.2
Adjustments for derivative accounting***	(0.4)	(0.3)	(0.3)
Total adjusted equity	$10.8	$11.4	$11.9
Financial statement leverage (to 1)	9.8	10.2	10.4
Managed leverage (to 1)	8.8	9.5	9.4

* Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

*** Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. Ford Credit targets managed leverage in the range of 8:1 to 9:1. Managed leverage at March 31, 2016 was above the targeted range, reflecting growth in managed receivables and the impact of a strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Equity. At March 31, 2016, Total equity attributable to Ford Motor Company was $29.6 billion, an increase of $963 million compared with December 31, 2015. The increase primarily reflects favorable changes in Retained earnings of $864 million related to Net income attributable to Ford Motor Company of $2.5 billion in the first three months of 2016, net of cash dividends declared of $1.6 billion; favorable changes in Accumulated other comprehensive income/(loss) of $211 million; offset partially by increases in Treasury Stock of $145 million related to stock repurchases.

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

The following rating actions have been taken by these NRSROs since the filing of our 2015 Form 10-K Report:

•	On February 16, 2016, Moody’s upgraded Ford and Ford Credit’s long-term ratings to Baa2 from Baa3 with a stable outlook.

•	On February 17, 2016, DBRS upgraded Ford and Ford Credit’s long-term ratings to BBB from BBB (low) with a stable trend.

•	On March 11, 2016, S&P upgraded Ford and Ford Credit’s long-term ratings to BBB from BBB- with a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Stable	BBB	R-2M	Stable	BBB (low)
Fitch	BBB-	BBB-	Positive	BBB-	F3	Positive	BBB-
Moody’s	N/A	Baa2	Stable	Baa2	P-2	Stable	Baa3
S&P	BBB	BBB	Stable	BBB	A-2	Stable	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES (a)

Our first quarter 2016 production volumes and second quarter 2016 projected production volumes are as follows (in thousands):

	2016
	First Quarter Actual		Second Quarter Forecast
	Units	O/(U) 2015	Units	O/(U) 2015
North America	854	131	850	35
South America	65	(37)	75	(19)
Europe	425	(11)	440	37
Middle East & Africa	21	—	24	1
Asia Pacific	424	51	345	(17)
Total	1,789	134	1,734	37
_________

(a)	Includes Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

We continue to expect the external environment this year to be one of growth globally with GDP expanding in the 3.1% to 3.5% range. This will be driven by the United States, a continued modest recovery in the Euro Area, growth in the United Kingdom despite increased volatility ahead of the June 2016 Brexit referendum, and continued growth in China, although at a slower pace than in recent years.

The U.S. dollar is expected to remain strong against most major currencies, and commodity prices, including oil, are expected to remain at low levels. We expect conditions in Brazil and Russia to remain difficult through 2016.

2016 Planning Assumptions and Key Metrics

Based on the current economic environment, our industry and GDP planning assumptions for 2016 include the following:

INDUSTRY AND GDP PLANNING ASSUMPTIONS

	Industry (Mils)		GDP Growth (Pct)	
	2015	2016	2015	2016
Global	**88.2**	**88.0 – 92.0**	**3.2%***	**3.1 – 3.5%***
U.S.	**17.8**	**17.5 – 18.5**	**2.4%**	**2.1 – 2.6%**
Brazil	**2.6**	**2.0 – 2.5**	**(3.8)%**	**(3.0) – (4.0)%**
Europe	**19.2**	**19.0 – 20.0**	**1.0%**	**1.2 – 1.7%**
China	**23.5**	**23.5 – 25.5**	**6.9%**	**6.5 – 7.0%**

Global industry to grow modestly in 2016

Outlook for major market industry volumes unchanged from prior guidance

Outlook for GDP unchanged from prior guidance except Brazil, where prolonged recession expected

* Global GDP growth now reflects updated weighting as calculated by the World Bank

All in all, we see conditions as being supportive of growth in automotive industry sales globally and for the major markets shown above. We expect full-year industry sales by market to be unchanged from our prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 BUSINESS UNIT GUIDANCE

	2015 FY Results	2016 FY Guidance
Automotive		
North America	**$9,345M**	**≈ 2015**
Operating Margin	**10.2%**	**9.5% or higher**
South America	**$(832)M**	**Loss > 2015**
Europe	**259M**	**> 2015**
Middle East & Africa	**31M**	**≥ 2015**
Asia Pacific	**765M**	**> 2015**
Other Automotive	**(796)M**	**~ $(800)M**
Ford Credit	**$2,086M**	**≥ 2015**

Business Unit Guidance Unchanged

Our 2016 guidance for each of our business units is unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 COMPANY GUIDANCE

	2015 FY Results	2016 FY Guidance
Automotive Revenue	**$140.6B**	**≥ 2015**
Automotive Operating Margin*	**6.8%**	**≥ 2015**
Automotive Operating-Related Cash Flow *	**$7.3B**	**Strong, but < 2015**
Total Company Pre-Tax Profits*	**$10.8B**	**≥ 2015**
Operating Effective Tax Rate* (Pct)	**28.6%**	**Low 30s**
Operating EPS*	**$1.93**	**≥ 2015**

* Excluding special items; reconciliation to GAAP provided in “Results of Operations” and “Liquidity and Capital Resources” above

Continue to Expect 2016 To Be An Outstanding Year;
On Track To Deliver 2016 Financial Guidance

Our 2016 Company guidance is unchanged.

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	New or increased credit regulations, consumer, or data protection regulations, or other regulations resulting in higher costs and/or additional financing restrictions.

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2015 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2014-09, 2016-02, and 2016-09) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017 (b)
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2015-17	Income Taxes - Balance Sheet Classification of Deferred Taxes	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 2 of the Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing).

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of March 31, 2016, was an asset of $380 million compared with an asset of $322 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.5 billion at March 31, 2016, compared with $2.2 billion at December 31, 2015.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2016 was a liability of $13 million, compared with a liability of $24 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $63 million at March 31, 2016, compared with $62 million at December 31, 2015.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2016, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $7 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2016, we repurchased shares of Ford Common Stock from our employees or directors related to certain exercises of stock options, in accordance with our various compensation plans. We also completed a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2016. The plan authorized repurchases of up to 10.7 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	1,323	$13.11	—	—
February 1, 2016 through February 29, 2016	4,361	12.56	—	—
March 1, 2016 through March 31, 2016	10,700,000	13.50	—	—
Total/Average	10,705,684	$13.50

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Stuart Rowley
Stuart Rowley, Vice President and Controller
(principal accounting officer)

Date:	April 28, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 28, 2016, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.