Form 10-Q
period 2016-06-30
FORD MOTOR CO
filed 2016-07-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of July 21, 2016, Ford had outstanding 3,902,388,793 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

66

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2016	2015	2016	2015
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$36,932	$35,105	$72,189	$66,905
Financial Services	2,553	2,158	5,014	4,258
Total revenues	39,485	37,263	77,203	71,163

Costs and expenses
Cost of sales	32,348	30,326	62,629	58,798
Selling, administrative, and other expenses	2,661	2,544	5,223	5,016
Financial Services interest, operating, and other expenses	2,258	1,745	4,318	3,458
Total costs and expenses	37,267	34,615	72,170	67,272

Interest expense on Automotive debt	212	190	412	355

Non-Financial Services interest income and other income/(loss), net (Note 13)	389	272	793	462
Financial Services other income/(loss), net (Note 13)	82	70	173	144
Equity in net income of affiliated companies	398	486	939	923
Income before income taxes	2,875	3,286	6,526	5,065
Provision for/(Benefit from) income taxes	903	1,125	2,099	1,750
Net income	1,972	2,161	4,427	3,315
Less: Income/(Loss) attributable to noncontrolling interests	2	1	5	2
Net income attributable to Ford Motor Company	$1,970	$2,160	$4,422	$3,313

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income	$0.50	$0.54	$1.11	$0.83
Diluted income	0.49	0.54	1.11	0.83

Cash dividends declared	0.15	0.15	0.55	0.30

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2016	2015	2016	2015
	Second Quarter		First Half
	(unaudited)
Net income	$1,972	$2,161	$4,427	$3,315
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	(58)	(37)	(122)	66
Marketable securities	—	—	6	—
Derivative instruments	111	(76)	357	(166)
Pension and other postretirement benefits	17	16	39	(132)
Total other comprehensive income/(loss), net of tax	70	(97)	280	(232)
Comprehensive income	2,042	2,064	4,707	3,083
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	—	4	1
Comprehensive income attributable to Ford Motor Company	$2,040	$2,064	$4,703	$3,082

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 4)	$17,063	$14,272
Marketable securities (Note 4)	22,234	20,904
Financial Services finance receivables, net (Note 5)	47,860	45,137
Trade and other receivables, less allowances of $366 and $372	10,728	11,042
Inventories (Note 7)	9,829	8,319
Other assets	3,053	2,913
Total current assets	110,767	102,587

Financial Services finance receivables, net (Note 5)	47,427	45,554
Net investment in operating leases	29,468	27,093
Net property	31,940	30,163
Equity in net assets of affiliated companies	3,349	3,224
Deferred income taxes	9,822	11,509
Other assets	6,905	4,795
Total assets	$239,678	$224,925

LIABILITIES
Payables	$23,084	$20,272
Other liabilities and deferred revenue (Note 8)	21,463	19,089
Automotive debt payable within one year (Note 10)	2,417	1,779
Financial Services debt payable within one year (Note 10)	42,444	41,196
Total current liabilities	89,408	82,336

Other liabilities and deferred revenue (Note 8)	23,416	23,457
Automotive long-term debt (Note 10)	10,654	11,060
Financial Services long-term debt (Note 10)	84,399	78,819
Deferred income taxes	552	502
Total liabilities	208,429	196,174

Redeemable noncontrolling interest	95	94

EQUITY
Common Stock, par value $.01 per share (3,975 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,546	21,421
Retained earnings	16,652	14,414
Accumulated other comprehensive income/(loss)	(5,976)	(6,257)
Treasury stock	(1,122)	(977)
Total equity attributable to Ford Motor Company	31,141	28,642
Equity attributable to noncontrolling interests	13	15
Total equity	31,154	28,657
Total liabilities and equity	$239,678	$224,925

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,418	$3,949
Financial Services finance receivables, net	49,844	45,902
Net investment in operating leases	11,714	13,309
Other assets	2	85
LIABILITIES
Other liabilities and deferred revenue	$25	$19
Debt	41,515	43,086
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2016	2015
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$11,834	$7,623

Cash flows from investing activities
Capital spending	(3,206)	(3,533)
Acquisitions of finance receivables and operating leases	(27,501)	(26,505)
Collections of finance receivables and operating leases	19,732	18,844
Purchases of equity and debt securities	(16,757)	(21,282)
Sales and maturities of equity and debt securities	15,491	23,222
Settlements of derivatives	111	192
Other	21	112
Net cash provided by/(used in) investing activities	(12,109)	(8,950)

Cash flows from financing activities
Cash dividends	(2,184)	(1,190)
Purchases of Common Stock	(145)	(91)
Net changes in short-term debt	934	176
Proceeds from issuance of other debt	25,574	24,912
Principal payments on other debt	(21,104)	(19,787)
Other	(30)	(279)
Net cash provided by/(used in) financing activities	3,045	3,741

Effect of exchange rate changes on cash and cash equivalents	21	(274)

Net increase/(decrease) in cash and cash equivalents	$2,791	$2,140

Cash and cash equivalents at January 1	$14,272	$10,757
Net increase/(decrease) in cash and cash equivalents	2,791	2,140
Cash and cash equivalents at June 30	$17,063	$12,897

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	4,422	—	—	4,422	5	4,427
Other comprehensive income/(loss), net of tax	—	—	—	281	—	281	(1)	280
Common stock issued (including share-based compensation impacts)	—	125	—	—	—	125	—	125
Treasury stock/other	—	—	—	—	(145)	(145)	(1)	(146)
Cash dividends declared	—	—	(2,184)	—	—	(2,184)	(5)	(2,189)
Balance at June 30, 2016	$41	$21,546	$16,652	$(5,976)	$(1,122)	$31,141	$13	$31,154

Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	3,313	—	—	3,313	2	3,315
Other comprehensive income/(loss), net of tax	—	—	—	(231)	—	(231)	(1)	(232)
Common stock issued (including share-based compensation impacts)	1	228	—	—	—	229	—	229
Treasury stock/other	—	—	—	—	(91)	(91)	(1)	(92)
Cash dividends declared	—	—	(1,190)	—	—	(1,190)	(6)	(1,196)
Balance at June 30, 2015	$41	$21,317	$11,545	$(5,496)	$(939)	$26,468	$21	$26,489

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

Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X.

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K Report”).

Change in presentation. Our core Automotive business includes the designing, manufacturing, marketing, and servicing of a full line of Ford cars, trucks, SUVs, and electrified vehicles, as well as Lincoln luxury vehicles. We provide vehicle-related financing and leasing activities through our Ford Credit operation. At the same time, we are pursuing emerging opportunities in connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics.
Prior to the second quarter of 2016, we presented our financial statements on both a consolidated basis and on a “sector” basis for our Automotive and Financial Services sectors. With our expansion into mobility services, including the formation in March 2016 of the Ford Smart Mobility LLC subsidiary, we have reevaluated our disclosures and concluded we should eliminate our two-sector financial presentation and, reflecting the manner in which our Chief Operating Decision Maker now manages our business, change our segment presentation to be Automotive, Financial Services, and All Other. See Note 3 for a description of our new segment presentation.
In addition, as a result of the elimination of our two-sector financial presentation, at June 30,2016 we changed the presentation of our consolidated balance sheet and certain notes to the consolidated financial statements to classify our assets and liabilities as current or non-current. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standard Update (“ASU”) 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. On April 1, 2016, we retrospectively adopted the new accounting standard which requires deferred tax assets and liabilities to be classified as non-current in the consolidated balance sheet. The impact of the change resulted in the classification of all deferred taxes as non-current.
We also adopted the following standards during 2016, none of which have a material impact to our financial statements or financial statement disclosures:

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We are assessing the potential impact to our financial statements and disclosures.

ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued a new accounting standard which simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

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

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We plan to adopt the new revenue guidance effective January 1, 2017 and do not expect a material impact to our financial statements or disclosures. Under the new standard, the income statement classification for certain performance obligations will change.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SEGMENT INFORMATION

In conjunction with our expanded business model to become an automotive, financial services, and mobility company, beginning with the second quarter of 2016, we have changed our reportable segment disclosures. Reflecting the manner in which our Chief Operating Decision Maker manages our businesses, including resource allocation and performance assessment, we have four operating segments that represent the primary businesses reported in our consolidated financial statements. These operating segments are: Automotive, Financial Services, Ford Smart Mobility LLC, and Central Treasury Operations.

Automotive and Financial Services comprise separate reportable segments. Ford Smart Mobility LLC and Central Treasury Operations did not meet the quantitative thresholds in this reporting period to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as All Other. Prior-period amounts have been adjusted retrospectively to reflect the change to our reportable segments.
Below is a description of our reportable segments and the business activities included in All Other.

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln brand vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. The segment includes 5 regional business units:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.
Financial Services Segment

The Financial Services segment primarily includes our vehicle-related financing and leasing activities at Ford Credit.

All Other

All Other is a combination of operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC. The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income, interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending, are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

Ford Smart Mobility LLC is a new subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC will design and build mobility services on its own, and collaborate with start-ups and tech companies.

Special Items

In addition, our results include Special Items that consist of (i) pension and other postretirement employee benefits (“OPEB”) remeasurement gains and losses, (ii) significant personnel and dealer-related costs stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Special items are presented as a separate reconciling item.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
Second Quarter 2016
Revenues	$36,932	$2,553	$—	$—	$—		$39,485
Pre-tax results - income/(loss)	2,832	385	(224)	(118)	—		2,875
Cash, cash equivalents, and marketable securities	27,210	12,087	—	—	—		39,297
Total assets	99,272	145,303	6	—	(4,903)	(a)	239,678
Debt	13,071	126,843	—	—	—		139,914
Operating cash flows	4,144	2,283	—	—	1,315	(b)	7,742

Second Quarter 2015
Revenues	$35,105	$2,158	$—	$—	$—		$37,263
Pre-tax results - income/(loss)	2,962	491	(167)	—	—		3,286
Cash, cash equivalents, and marketable securities	20,729	10,573	—	—	—		31,302
Total assets	92,610	126,383	—	—	(2,866)	(a)	216,127
Debt	13,713	109,813	—	—	—		123,526
Operating cash flows	1,887	1,755	—	—	1,568	(b)	5,210

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
First Half 2016
Revenues	$72,189	$5,014	$—	$—	$—		$77,203
Pre-tax results - income/(loss)	6,296	884	(350)	(304)	—		6,526
Operating cash flows	6,871	2,808	—	—	2,155	(b)	11,834

First Half 2015
Revenues	$66,905	$4,258	$—	$—	$—		$71,163
Pre-tax results - income/(loss)	4,484	960	(379)	—	—		5,065
Operating cash flows	2,412	3,162	—	—	2,049	(b)	7,623
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

(b)
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending, and excludes outflows for funded pension contributions and separation payments that are considered operating cash flows under U.S. GAAP. The table below quantifies these reconciling adjustments to Net cash provided by/(used in) operating activities for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Automotive capital spending	$1,686	$1,719	$3,183	$3,505
Separation payments	(148)	(109)	(158)	(510)
Funded pension contributions	(221)	(91)	(589)	(853)
Other	(2)	49	(281)	(93)
Total operating cash flow adjustments	$1,315	$1,568	$2,155	$2,049

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables categorize the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

		June 30, 2016			December 31, 2015
	Fair Value Level	Automotive	Financial Services	Consolidated	Automotive	Financial Services	Consolidated

Cash and cash equivalents
U.S. government	1	$699	$974	$1,673	$115	$—	$115
U.S. government agencies	2	400	55	455	22	—	22
Non-U.S. government and agencies	2	924	353	1,277	173	266	439
Corporate debt	2	125	65	190	20	—	20
Total marketable securities classified as cash equivalents		2,148	1,447	3,595	330	266	596
Cash, time deposits, and money market funds		7,345	6,123	13,468	5,056	8,620	13,676
Total cash and cash equivalents		$9,493	$7,570	$17,063	$5,386	$8,886	$14,272

Marketable securities
U.S. government	1	$3,366	$1,888	$5,254	$1,623	$298	$1,921
U.S. government agencies	2	4,228	1,556	5,784	5,240	1,169	6,409
Non-U.S. government and agencies	2	6,296	739	7,035	7,451	832	8,283
Corporate debt	2	3,573	290	3,863	3,279	384	3,663
Equities	1	207	—	207	240	—	240
Other marketable securities	2	47	44	91	348	40	388
Total marketable securities		$17,717	$4,517	$22,234	$18,181	$2,723	$20,904

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	June 30, 2016	December 31, 2015
Consumer
Retail financing, gross	$64,601	$62,068
Unearned interest supplements	(2,416)	(2,119)
Consumer finance receivables	62,185	59,949
Non-Consumer
Dealer financing	33,551	31,115
Non-Consumer finance receivables	33,551	31,115
Total recorded investment	$95,736	$91,064

Recorded investment in finance receivables	$95,736	$91,064
Allowance for credit losses	(449)	(373)
Finance receivables, net	$95,287	$90,691

Current portion	$47,860	$45,137
Non-current portion	47,427	45,554
Finance receivables, net	$95,287	$90,691

Net finance receivables subject to fair value (a)	$93,234	$88,876
Fair value	94,720	90,048
__________

(a)
At June 30, 2016 and December 31, 2015, excludes $2.1 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

Excluded from finance receivables at June 30, 2016 and December 31, 2015, was $213 million and $209 million, respectively, of accrued uncollected interest, which are reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at June 30, 2016 and December 31, 2015 were consumer receivables of $30.8 billion and $27.6 billion, respectively, and non-consumer receivables of $25.7 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million and $16 million at June 30, 2016 and December 31, 2015, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $1 million at June 30, 2016 and December 31, 2015, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	June 30, 2016	December 31, 2015
Consumer
31-60 days past due	$633	$708
61-90 days past due	107	108
91-120 days past due	30	27
Greater than 120 days past due	40	38
Total past due	810	881
Current	61,375	59,068
Consumer finance receivables	62,185	59,949

Non-Consumer
Total past due	91	116
Current	33,460	30,999
Non-Consumer finance receivables	33,551	31,115
Total recorded investment	$95,736	$91,064

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2016	December 31, 2015
Dealer Financing
Group I	$24,853	$22,146
Group II	6,849	7,175
Group III	1,739	1,683
Group IV	110	111
Total recorded investment	$33,551	$31,115

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2016 and December 31, 2015 was $366 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2016 and December 31, 2015 was $126 million, or 0.4% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2016			First Half 2016
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$390	$20	$410	$357	$16	$373
Charge-offs	(94)	(3)	(97)	(196)	(2)	(198)
Recoveries	31	2	33	60	3	63
Provision for credit losses	109	(1)	108	211	—	211
Other (a)	(4)	(1)	(5)	—	—	—
Ending balance (b)	$432	$17	$449	$432	$17	$449

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$414	$13	$427
Specific impairment allowance				18	4	22
Ending balance (b)				432	17	449

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				61,819	33,425	95,244
Specifically evaluated for impairment				366	126	492
Recorded investment				62,185	33,551	95,736

Ending balance, net of allowance for credit losses				$61,753	$33,534	$95,287
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $512 million.

	Second Quarter 2015			First Half 2015
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$301	$13	$314	$305	$16	$321
Charge-offs	(70)	(2)	(72)	(150)	(1)	(151)
Recoveries	31	1	32	61	3	64
Provision for credit losses	57	—	57	110	(4)	106
Other (a)	3	1	4	(4)	(1)	(5)
Ending balance (b)	$322	$13	$335	$322	$13	$335

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$303	$13	$316
Specific impairment allowance				19	—	19
Ending balance (b)				322	13	335

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				55,527	27,123	82,650
Specifically evaluated for impairment				380	126	506
Recorded investment				55,907	27,249	83,156

Ending balance, net of allowance for credit losses				$55,585	$27,236	$82,821
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $380 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 33% and 27% of total inventories at June 30, 2016 and December 31, 2015, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	June 30, 2016	December 31, 2015
Raw materials, work-in-process, and supplies	$4,186	$4,005
Finished products	6,571	5,254
Total inventories under FIFO	10,757	9,259
LIFO adjustment	(928)	(940)
Total inventories	$9,829	$8,319

NOTE 8. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	June 30, 2016	December 31, 2015
Current
Dealer and dealers’ customer allowances and claims	$9,632	$8,122
Deferred revenue	5,639	4,662
Employee benefit plans	1,482	1,562
Accrued interest	946	840
OPEB	358	354
Pension (a)	266	249
Other	3,140	3,300
Total current other liabilities and deferred revenue	$21,463	$19,089
Non-current
Pension (a)	$9,190	$9,543
OPEB	5,392	5,347
Dealer and dealers’ customer allowances and claims	2,782	2,731
Deferred revenue	3,499	3,265
Employee benefit plans	1,112	1,041
Other	1,441	1,530
Total non-current other liabilities and deferred revenue	$23,416	$23,457
__________

(a)
Balances at June 30, 2016 reflect pension liabilities at December 31, 2015, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2015. Included in Other assets are pension assets of $2.1 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$127	$146	$124	$133	$12	$15
Interest cost	381	455	202	232	49	59
Expected return on assets	(674)	(732)	(350)	(369)	—	—
Amortization of prior service costs/(credits)	43	39	9	11	(36)	(52)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	3	—	65	12	—	1
Net periodic benefit cost/(income)	$(120)	$(92)	$61	$19	$25	$23

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$255	$293	$242	$268	$24	$30
Interest cost	762	909	397	471	97	119
Expected return on assets	(1,347)	(1,464)	(689)	(744)	—	—
Amortization of prior service costs/(credits)	85	78	19	23	(71)	(103)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	3	2	72	19	—	1
Net periodic benefit cost/(income)	$(242)	$(182)	$52	$37	$50	$47

Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and OPEB plans that utilize a yield curve approach. We now apply the specific spot rates along the yield curve to the relevant cash flows instead of using a single effective discount rate. Service and interest costs in the second quarter and first half were about $145 million lower and about $290 million lower, respectively, with the new method than they would have been under the prior method.

Pension Plan Contributions

During 2016, we expect to contribute about $1.5 billion from cash and cash equivalents to our worldwide funded pension plans (including discretionary contributions of about $400 million), and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.8 billion. In the first half of 2016, we contributed about $600 million to our worldwide funded pension plans and made about $150 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

The carrying value of Automotive and Financial Services debt was as follows (in millions):

Automotive	June 30, 2016	December 31, 2015
Debt payable within one year
Short-term	$1,126	$818
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	752	370
Unamortized (discount)/premium	(52)	—
Total debt payable within one year	2,417	1,779
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,594
DOE ATVM Incentive Program	2,947	3,242
Other debt	1,530	1,696
Adjustments
Unamortized (discount)/premium	(358)	(412)
Unamortized issuance costs	(59)	(60)
Total long-term debt payable after one year	10,654	11,060
Total Automotive	$13,071	$12,839

Fair value of Automotive debt (a)	$15,151	$14,199

Financial Services
Debt payable within one year
Short-term	$12,734	$12,123
Long-term payable within one year
Unsecured debt	10,382	10,241
Asset-backed debt	19,349	18,855
Adjustments
Unamortized (discount)/premium	(3)	(5)
Unamortized issuance costs	(18)	(18)
Total debt payable within one year	42,444	41,196
Long-term debt payable after one year
Unsecured debt	55,927	49,193
Asset-backed debt	27,420	29,390
Adjustments
Unamortized (discount)/premium	(15)	(24)
Unamortized issuance costs	(227)	(198)
Fair value adjustments (b)	1,294	458
Total long-term debt payable after one year	84,399	78,819
Total Financial Services	$126,843	$120,015

Fair value of Financial Services debt (a)	$128,982	$121,170
__________

(a)
The fair value of debt includes $869 million and $560 million of Automotive short-term debt and $12.1 billion and $10.3 billion of Financial Services short-term debt at June 30, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Cash flow hedges (a)
Reclassified from AOCI to net income	$46	$(90)	$133	$(136)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	98	89	197	177
Ineffectiveness (b)	5	(10)	22	(4)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	171	(181)	32	145
Cross-currency interest rate swap contracts	140	(77)	335	12
Interest rate contracts	(43)	(18)	(91)	(61)
Commodity contracts	9	(15)	4	(25)
Total	$426	$(302)	$632	$108
__________

(a)
For the second quarter and first half of 2016, a $184 million gain and a $547 million gain, respectively, were recorded in Other comprehensive income. For the second quarter and first half of 2015, a $217 million loss and a $367 million loss, respectively, were recorded in Other comprehensive income.

(b)
For the second quarter and first half of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $273 million gain and $883 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $268 million loss and $861 million loss, respectively. For the second quarter and first half of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $249 million loss and $28 million loss, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $239 million gain and $24 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	June 30, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange and commodity contracts	$14,801	$740	$207	$12,593	$522	$366
Fair value hedges
Interest rate contracts	35,581	1,572	—	28,964	670	16
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,904	505	254	21,108	426	242
Cross-currency interest rate swap contracts	3,550	258	15	3,137	73	111
Interest rate contracts	62,637	173	185	62,638	159	112
Commodity contracts	548	15	6	643	2	26
Total derivative financial instruments, gross (a) (b)	$135,021	3,263	667	$129,083	1,852	873
Counterparty netting		(589)	(589)		(733)	(733)
Total derivative financial instruments, net		$2,674	$78		$1,119	$140
__________

(a)	At June 30, 2016 and December 31, 2015, the pledged collateral was $2 million and $0, respectively.

(b)	All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Foreign currency translation
Beginning balance	$(3,633)	$(2,335)	$(3,570)	$(2,438)
Gains/(Losses) on foreign currency translation	(58)	(36)	(88)	67
Less: Tax/(Tax benefit)	—	—	—	—
Net gains/(losses) on foreign currency translation	(58)	(36)	(88)	67
(Gains)/Losses reclassified from AOCI to net income (a)	—	—	(33)	—
Other comprehensive income/(loss), net of tax	(58)	(36)	(121)	67
Ending balance	$(3,691)	$(2,371)	$(3,691)	$(2,371)

Marketable securities
Beginning balance	$—	$—	$(6)	$—
Gains/(Losses) on available for sale securities	—	—	11	—
Less: Tax/(Tax benefit)	—	—	—	—
Net gains/(losses) on available for sale securities	—	—	11	—
(Gains)/Losses reclassified from AOCI to net income	—	—	(1)	—
Less: Tax/(Tax benefit)	—	—	4	—
Net (gains)/losses reclassified from AOCI to net income	—	—	(5)	—
Other comprehensive income/(loss), net of tax	—	—	6	—
Ending balance	$—	$—	$—	$—

Derivative instruments
Beginning balance	$310	$(253)	$64	$(163)
Gains/(Losses) on derivative instruments	184	(217)	547	(367)
Less: Tax/(Tax benefit)	35	(78)	94	(110)
Net gains/(losses) on derivative instruments	149	(139)	453	(257)
(Gains)/Losses reclassified from AOCI to net income	(46)	90	(133)	136
Less: Tax/(Tax benefit)	(8)	27	(37)	45
Net (gains)/losses reclassified from AOCI to net income (b)	(38)	63	(96)	91
Other comprehensive income/(loss), net of tax	111	(76)	357	(166)
Ending balance	$421	$(329)	$421	$(329)

Pension and other postretirement benefits
Beginning balance	$(2,723)	$(2,812)	$(2,745)	$(2,664)
Amortization and recognition of prior service costs/(credits) (c)	16	(2)	33	(2)
Less: Tax/(Tax benefit)	7	(2)	10	77
Net prior service costs/(credits) reclassified from AOCI to net income	9	—	23	(79)
Translation impact on non-U.S. plans	8	16	16	(53)
Other comprehensive income/(loss), net of tax	17	16	39	(132)
Ending balance	$(2,706)	$(2,796)	$(2,706)	$(2,796)

Total AOCI ending balance at June 30	$(5,976)	$(5,496)	$(5,976)	$(5,496)
__________

(a)	Reclassified to Non-Financial Services interest income and other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $465 million. See Note 11 for additional information.

(c)	Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost. See Note 9 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services interest income and other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Investment-related interest income	$52	$56	$113	$101
Interest income/(expense) on income taxes	1	10	(1)	1
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(7)	(16)	65	(43)
Gains/(Losses) on changes in investments in affiliates	147	18	181	18
Royalty income	137	157	320	299
Other	59	47	115	86
Total	$389	$272	$793	$462

Financial Services

The amounts included in Financial Services other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Investment-related interest income	$20	$20	$39	$39
Interest income/(expense) on income taxes	15	(3)	13	(6)
Insurance premiums earned	41	34	80	65
Other	6	19	41	46
Total	$82	$70	$173	$144

NOTE 14. INCOME TAXES

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

NOTE 15. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,970	$2,160	$4,422	$3,313
Diluted income	1,970	2,160	4,422	3,313

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,973	3,974	3,972	3,968
Net dilutive options and unvested restricted stock units	24	33	24	35
Diluted shares	3,997	4,007	3,996	4,003

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	June 30, 2016	December 31, 2015
Maximum potential payments	$200	$284
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	23

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended June 30 were as follows (in millions):

	First Half
	2016	2015
Beginning balance	$4,558	$4,785
Payments made during the period	(1,593)	(1,229)
Changes in accrual related to warranties issued during the period	1,179	1,005
Changes in accrual related to pre-existing warranties	279	212
Foreign currency translation and other	45	(68)
Ending balance	$4,468	$4,705

Revisions to our estimated costs are reported as Changes in accrual related to pre-existing warranties in the table above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated
February 11, 2016 (which included an explanatory paragraph with respect to the Company’s change in the manner in which it accounts for defined benefit pension and other postretirement employee benefit plans), we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying consolidated interim financial statements, the Company changed its presentation of the consolidated balance sheet to classify assets and liabilities as current or non-current. The accompanying December 31, 2015 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 28, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our core Automotive business includes the designing, manufacturing, marketing, and servicing of a full line of Ford cars, trucks, SUVs, and electrified vehicles, as well as Lincoln luxury vehicles. We provide vehicle-related financing and leasing activities through our Ford Credit operation. At the same time, we are pursuing emerging opportunities in connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics.
In conjunction with our expanded business model to become an automotive, financial services, and mobility company, beginning with the second quarter of 2016, we have changed our reportable segments. Prior-period amounts have been adjusted retrospectively to reflect the reportable segment change. See Note 3 of the Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures That Supplement GAAP Measures

We use both generally accepted accounting principles (“GAAP”) and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. The non-GAAP measures listed below are intended to be considered by users as supplemental information to their equivalent GAAP measures, to aid investors in better understanding our financial results. We believe that these non-GAAP measures provide useful perspective on underlying business results and trends, and a means to assess our period-over-period results. These non-GAAP measures should not be considered as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. These non-GAAP measures may not be the same as similarly titled measures used by other companies due to possible differences in method and in items or events being adjusted.

•
Total Company Adjusted Pre-tax Profit (Most Comparable GAAP Measure: Net Income Attributable to Ford) – The non-GAAP measure is useful to management and investors because it allows users to evaluate our pre-tax results excluding pre-tax special items. Pre-tax special items consist of (i) pension and other postretirement employee benefits (“OPEB”) remeasurement gains and losses that are not reflective of our underlying business results, (ii) significant restructuring actions related to our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above), and tax special items. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business.

•
Adjusted Effective Tax Rate (Most Comparable GAAP Measure: Effective Tax Rate) – Measure of Company’s tax rate excluding pre-tax special items (described above) and tax special items. The measure provides an ongoing effective rate which investors find useful for historical comparisons and for forecasting.

•
Ford Credit Managed Receivables – (Most Comparable GAAP Measure: Net Finance Receivables plus Net Investment in Operating Leases) – Measure of Ford Credit’s total net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The measure is useful to management and investors as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue.

•
Ford Credit Managed Leverage (Most Comparable GAAP Measure: Financial Statement Leverage) – Ford Credit’s debt-to-equity ratio adjusted (i) to exclude cash, cash equivalents, and marketable securities (other than marketable securities related to insurance activities), and (ii) for derivative accounting. The measure is useful to investors because it reflects the way Ford Credit manages its business. Cash, cash equivalents, and marketable securities are deducted because they generally correspond to excess debt beyond the amount required to support operations and on-balance sheet securitization transactions. Derivative accounting adjustments are made to asset, debt, and equity positions to reflect the impact of interest rate instruments used with Ford Credit’s term-debt issuances and securitization transactions. Ford Credit generally repays its debt obligations as they mature, so the interim effects of changes in market interest rates are excluded in the calculation of managed leverage.

See “GAAP Reconciliations of Non-GAAP Financial Measures” section in this Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Total Company

Net income attributable to Ford. The chart below shows our second quarter 2016 net income attributable to Ford.

TOTAL COMPANY

2Q 2016 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$1,970
$2,832
$385
$(224)
$(118)
$(903)
$2

	Total Company Net Income	Automotive Segment Pre-tax results	Financial Services Segment Pre-tax results	All Other Pre-tax results	Special Items	Taxes	Less: Non-controlling interests
B / (W) 2Q 2015	$(190)	$(130)	$(106)	$(57)	$(118)	$222	$1

Net income solid reflecting profitable Automotive and Financial Services Segments

Net income attributable to Ford in the second quarter of 2016 was $2 billion or $0.49 earnings per share of Common and Class B Stock, a decrease of $190 million or $0.05 per share from the second quarter a year ago. Second quarter 2016 pre-tax results of our Automotive segment, Financial Services segment, All Other, Special Items, and Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue in the second quarter of 2016 was $39.5 billion, $2.2 billion higher than a year ago.

Equity. At June 30, 2016, total equity attributable to Ford was $31.1 billion, an increase of $2.5 billion compared with December 31, 2015. The detail for this change is shown below (in billions):

Higher/(Lower)
Net income	$4.4
Dividends	(2.2)
Other comprehensive income	0.3
Compensation-related equity issuances	0.1
Treasury stock share repurchases	(0.1)
Total	$2.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our second quarter 2016 total Company adjusted pre-tax results and pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other, which is mainly net interest expense.

TOTAL COMPANY

2Q 2016 ADJUSTED PRE-TAX RESULTS (MILS)

$2,832
$2,993
$2,703
$(265)
$467
$(65)
$(8)
$385
$(224)
Automotive Segment
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Financial Services Segment
All Other
B / (W) 2Q 2015
$(293)
$(135)
$(80)
$306
$(19)
$(202)
$(106)
$(57)

Strong Automotive results driven by NA and Europe

Financial Services solidly profitable

All Other primarily net interest expense

Automotive and Financial Services segments lower YOY

Total Company adjusted pre-tax profit in the second quarter of 2016 was $3 billion or $0.52 of adjusted earnings per share of Common and Class B Stock. Automotive segment pre-tax results were driven by North America and Europe. In total, our operations outside of North America delivered a profit of $129 million, about the same as a year ago.

Financial Services segment pre-tax profit of $385 million in the second quarter of 2016 included another solid performance at Ford Credit, which earned a pre-tax profit of $400 million.

The Automotive and Financial Services segments pre-tax profits were lower than the same period in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

In general, we measure year-over-year change in Automotive segment pre-tax results using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors:

◦
Volume and Mix – primarily measures profit variance from changes in wholesale volumes (at prior-year average contribution margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing – primarily measures profit variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, special lease offers, and stock adjustments on dealer inventory

•
Contribution Costs – primarily measures profit variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs

•
Structural Costs – primarily measures profit variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:

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

•	Other – includes a variety of items, such as parts and services profits, royalties, government incentives and compensation-related changes

In addition, definitions and calculations used in this report include:

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

•	Automotive Segment Operating Margin – defined as Automotive segment pre-tax profit divided by Automotive segment revenue

•	Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	SAAR – seasonally adjusted annual rate

•	Automotive Cash – includes cash, cash equivalents, and marketable securities

The charts on the following pages detail second quarter 2016 key metrics and the change in second quarter 2016 pre-tax results compared with the second quarter of 2015 by causal factor for our Automotive segment by business unit.

References to Automotive segment and business unit records are since at least 2000.

AUTOMOTIVE SEGMENT

2Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
1,696
1,694
$35.1
$37.0
7.8%
7.5%
8.4%
7.7%
$2,962
$2,832
-- %
5%
0.3 ppts
0.7 ppts
4%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
YTD:
3,264
3,414
$66.9
$72.2
7.4%
7.3%
6.7%
8.7%
$4,484
$6,296
5%
8%
0.1 ppts
2.0 ppts
40%

Automotive key metrics mixed from a year ago

Wholesales flat; revenue up 5%

Global market share lower in all regions except NA

Global SAAR up 6%

Operating margin and Auto profit strong but lower

YTD metrics strong and up YOY except global market share

Shown above are the key market factors and financial metrics for our Automotive segment in the second quarter of 2016, which were mixed from a year ago. Wholesale volumes were flat while Automotive revenue was up 5%.

Global market share at 7.5% was down three-tenths of a percentage point compared to a year ago, driven by lower share in all regions, excluding North America. Global industry volume, at an estimated SAAR of 91.2 million units, was up 5.4 million units or 6% from a year ago; this was driven by Asia Pacific and Europe.

Automotive segment operating margin and pre-tax profit, at 7.7% and $2.8 billion, respectively, were both strong but lower than a year ago. First half 2016 key metrics also were strong, with all metrics, except global market share, higher than 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

2Q 2016 PRE-TAX RESULTS (MILS)

$2,962
$2,832
$(130)
Industry $185
Share (75)
Stocks (117)
Mix / Other 537
$530
Pricing $ 718
Incentives / Other (1,307)
$(589)
Material Excl. Commodities $ 98
Commodities 386
Warranty (239)
Freight / Other 97
$342
Manufacturing Incl. Vol. Related $ (52)
Engineering (182)
Spending Related (150)
Other 64
$(320)
$(269)
$176
Market Factors
Total Cost
2Q 2015
2Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower profit driven by unfavorable exchange and market factors net of improved cost performance

Other mainly gain on sale of an equity investment

As shown above, our second quarter Automotive segment pre-tax profit was down $130 million from a year ago, driven by unfavorable exchange and market factors; improved cost performance was a partial offset. Mix was favorable in all regions, except South America, reflecting the strength of our portfolio and the success of new product introductions and higher series offerings. Other primarily was a gain on the sale of an equity investment in North America.

Cost of sales and Selling, administrative, and other expenses for the second quarter of 2016 and 2015 were $35 billion and $32.9 billion, respectively, a difference of $2.1 billion. Cost of sales and Selling, administrative, and other expenses for the first half of 2016 and 2015 were $67.8 billion and $63.8 billion, respectively, a difference of $4 billion. The detail for the second quarter and first half of 2016 change is shown below (in billions):

	2016 Lower/(Higher) 2015
	Second Quarter	First Half
Volume and mix, exchange, and other	$(2.1)	$(4.2)
Contribution costs
Material excluding commodities	0.1	0.5
Commodities	0.4	0.9
Warranty	(0.2)	(0.2)
Freight and other	0.1	0.1
Structural costs	(0.3)	(0.8)
Special items	(0.1)	(0.3)
Total	$(2.1)	$(4.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA
2Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
816
815
$23.3
$23.8
14.4%
14.4%
12.2%
11.3%
$2,838
$2,703
-- %
2%
-- ppts
0.9 ppt
5%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
YTD:
1,494
1,629
$43.3
$47.7
14.2%
14.5%
10.2%
12.1%
$4,407
$5,783
9%
10%
0.3 ppts
1.9 ppts
31%

Strong quarter with operating margin at 11.3%

Wholesales and revenue flat to slightly higher

Flat NA market share includes higher U.S. share – fleet and retail F-Series

NA SAAR higher but U.S. down 0.1M units

Record YTD profit and operating margin

Shown above are the second quarter 2016 key metrics for the North America business unit, which were strong but mixed compared with a year ago.

For the second quarter of 2016, wholesale volume was flat while revenue was up 2% from a year ago. Our North America market share was flat with U.S. share increasing by three-tenths of a percentage point to 15.3%. The improvement was driven by strong fleet sales, mainly SUVs and Transit, along with strong F-series retail performance.

North America SAAR, at 21.5 million units, was up 400,000 units compared with the second quarter of 2015. U.S. SAAR, at 17.5 million units, was down 100,000 units. While the U.S. industry remains at healthy levels overall, the competitive environment has increased as growth has slowed and the retail industry demand has weakened. This has resulted in higher industry incentives, with a retail industry sales rate that has declined in three out of the last four months. We have seen a tougher pricing environment in the second quarter, with the car segment the most impacted as various competitors look to protect share.

Our operating margin was strong at 11.3%, though down nine-tenths of a percentage point from last year. Pre-tax profit also was strong at $2.7 billion, but down $135 million from 2015.

As shown below the chart, each of North America’s key metrics improved in the first half from a year ago with record first half pre-tax profit and operating margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

2Q 2016 PRE-TAX RESULTS (MILS)

$2,838
$2,703
$(135)
Industry $ (6)
Share 132
Stocks (188)
Mix / Other 373
$311
Pricing $ 323
Incentives / Other (999)
$(676)
Commodities $ 342
Warranty (191)
Freight / Other 91
$242
Engineering $ (69)
Spending Related (123)
Other 74
$(118)
$(38)
$144
Market Factors
Total Cost
2Q 2015
2Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower profit driven by higher Ford and industry incentives

Mix remained strong, driving higher ATPs

Favorable cost performance – material cost reductions offset product adds

Higher warranty included Takata airbag recall

Other includes sale of majority of Ford's stake in OEConnection LLC

Unfavorable market factors, driven by higher Ford and industry incentives, explain North America’s lower pre-tax profit for the second quarter of 2016. The lower net pricing reflects an increase in incentives for us that was generally in line with the industry change.

While net pricing was lower in the second quarter of 2016, mix remained strong, driving our average U.S. retail transaction prices (ATPs) $1,300 per vehicle higher compared to a year ago; this was $550 per vehicle above the industry average.

Improved cost performance includes favorable commodities, offset partially by higher warranty costs which includes the impact of the safety recall issued in the second quarter of 2016 concerning Takata airbag inflators. Material cost reductions in the second quarter offset product cost increases.

Other includes the sale of the majority of our equity stake in OEConnection LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

2Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
98
83
$1.5
$1.3
10.0%
8.7%
(12.4)%
(21.3)%
$(185)
$(265)
15%
17%
1.3 ppts
8.9 ppts
43%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD: 199 146 $3.0 $2.1 9.8% 8.5% (12.4)% (25.0)% $(374) $(521)
27%
31%
1.3 ppts
12.6ppts
39%

Metrics declined as external conditions remain challenging

Top line lower due to industry and exchange

Market share down – focused on profitable share amid higher industry discounts

SA and Brazil SAARs continued to decline

YTD metrics lower

In South America, our results were negatively impacted by the continued difficult external conditions, particularly in Brazil where the economy continued to contract and industry volume in the second quarter of 2016 declined 22% compared to prior year.

All of our key metrics deteriorated in the second quarter of 2016 compared to 2015. The top line was lower with wholesales down 15% and revenue down 17% – almost all of this was driven by weaker exchange.

Industry SAAR for the region, at 3.6 million units, was 600,000 units lower than in the second quarter of 2015, mostly due to Brazil. Our market share for the region, at 8.7%, was down 1.3 percentage points, as we continued to focus on optimizing more profitable share amid high industry discounting.

In the second quarter of 2016, our operating margin and pre-tax results for the region were both lower than a year ago.

As shown below the chart, each of South America’s key metrics in the first half were lower than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

2Q 2016 PRE-TAX RESULTS (MILS)

$(185)
$(265)
$(80)
$(52)
Industry $(30)
Share (50)
Stocks 52
Mix / Other (24)
$(161)
$132
$52
$(51)
2Q 2015
2Q 2016
Volume / Mix
Economics / Exchange Net of Pricing
Cost Performance
Balance Sheet
Other

Higher loss mainly due to inflation and weaker local currencies net of pricing plus lower volume

Cost performance continued to be favorable

As shown above, the higher loss in South America in the second quarter of 2016 was more than explained by high local inflation and weaker local currencies, net of higher pricing. This was offset partially by our continued efforts to reduce costs, including actions we have taken to reduce our personnel and overhead costs as well as the elimination of the third crew at our Camacari plant in March of 2016. Our team is continuing its work to further improve the cost structure of the business and identify further revenue opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

2Q 2016 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
389
430
11%
$7.0
$8.1
16%
7.6%
7.5%
0.1 ppts
2.3%
5.8%
3.5 ppts
$161
$467
190%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

	Wholesales 2015	Wholesales 2016	Revenue 2015	Revenue 2016	Market Share 2015	Market Share 2016	Operating Margin 2015	Operating Margin 2016	Pre-Tax Results 2015	Pre-Tax Results 2016
YTD:	765	829	$13.9	$15.0	7.7%	7.7%	0.9%	6.0%	$119	$901
	↑ 8%		↑ 8%		↔ -- ppts		↑ 5.1 ppts		↑ 657%	

Strong performance in most key metrics

Top line improved by double digits

Europe SAAR higher

Market share down slightly

Operating margin at 5.8% and record 2Q profit

Most metrics strong YTD

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 19,000 units in 2Q 2015 and 21,000 units in 2Q 2016). 2015 FY includes about 5,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these sales

Shown above are the key metrics for Europe, where our Transformation Strategy continued to deliver. All metrics, excluding market share, improved sharply in the second quarter of 2016. Top-line growth was strong, with wholesale volume up 11% and revenue up 16%. Our market share in Europe, at 7.5%, was down one-tenth of a percentage point in the second quarter of 2016, reflecting market mix, with stronger industry growth in southern Europe and continued focus on profitable share as we chose not to participate in the growth of lower-margin demonstrator and fleet channels.

Europe SAAR, at 19.7 million units, was 4% higher than the second quarter of 2015.

Our operating margin at 5.8% and pre-tax profits at $467 million both improved significantly from a year ago.

As shown below the chart, each of Europe’s key metrics in the first half of 2016 improved, except market share which was flat; operating margin and pre-tax profit were up significantly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

2Q 2016 PRE-TAX RESULTS (MILS)

$306
$161
$467
Industry $ 90
Share (31)
Stocks 49
Mix / Other 182
$290
$(53)
Material Excl. Commodities $153
Commodities 70
Warranty / Freight / Other (50)
$173
$(77)
$(66)
$39
Market Factors
Total Cost
2Q 2015
2Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Record profit driven by favorable market factors, including strongly favorable mix and improved cost performance

Exchange reflects balance sheet impact from weak sterling due to Brexit

As shown above, our second quarter 2016 pre-tax profit in Europe nearly tripled compared to a year ago.

Favorable market factors, including strong mix and improved cost performance reflecting material cost reductions drove Europe’s improved profit. On mix, we have seen strong consumer acceptance of our new products, including the all-new S-Max and Galaxy, and increasing demand for our higher trim series across all major vehicle lines.

Unfavorable exchange, reflecting the balance sheet impact of the weak sterling due to Brexit, was a partial offset.

Our operations in Russia also contributed meaningfully to Europe’s improved results in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

2Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
44
38
$0.9
$1.0
4.6%
4.4%
(5.1)%
(7.2)%
$(46)
$(65)
14%
-- %
0.2 ppts
2.1 ppts
41%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

	Wholesales 2015	Wholesales 2016	Revenue 2015	Revenue 2016	Market Share 2015	Market Share 2016	Operating Margin 2015	Operating Margin 2016	Pre-Tax Results 2015	Pre-Tax Results 2016
YTD:	91	84	$2.0	$1.9	4.4%	4.4%	1.7%	(4.2)%	$33	$(79)
	8%		5%		-- ppts		5.9 ppts		$112	

Weaker external environment – low oil prices, weak currencies, political strife – drove key metrics lower

Share decline due to market mix; no Ford presence in Iran industry

Lower operating margin and profit due to lower industry volume and unfavorable exchange

Most YTD metrics worse

Shown above are key metrics for the Middle East & Africa region, where the business was impacted adversely by low oil prices, weak local currencies, and political strife. Revenue was flat in the second quarter of 2016 compared to a year ago while all other key metrics were down.

SAAR for the region, at 3.9 million units, was down 300,000 units from the second quarter of 2015. Within this, the closed markets where we do not participate, Iran being the largest, grew by 300,000 units. Our market share for the region was 4.4%, down two-tenths of a percentage point due to industry growth in Iran. In markets where we participate, our market share was up six-tenth of a percentage point, reflecting the strength of our products, including Taurus, EcoSport, and Ranger.

Middle East & Africa operating margin in the second quarter of 2016 was negative 7.2%, down 2.1 percentage points from 2015, reflecting lower industry volume and unfavorable exchange, primarily the South African rand.

As shown below the chart, each of the key metrics in the first half of 2016, except market share, declined compared with a year ago.

Our team in the region has focused on achieving cost efficiencies across the business to offset, in part, the deteriorating conditions in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

2Q 2016 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
349
328
$2.4
$2.8
3.9%
3.6%
7.9%
(0.3)%
$194
$(8)
6%
17%
0.3 ppts
8.2 ppts
$202
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

YTD:	Wholesales 2015	Wholesales 2016	Revenue 2015	Revenue 2016	Market Share 2015	Market Share 2016	Operating Margin 2015	Operating Margin 2016	Pre-Tax 2015	Pre-Tax 2016
	715	726	$4.7	$5.5	3.5%	3.6%	6.3%	3.8%	$299	$212
	↑ 2%		↑ 17%		↑ 0.1 ppts		↓ 2.5 ppts		↓ 29%	

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 273,000 units in 2Q 2015 and 231,000 units in 2Q 2016); revenue does not include these sales

Loss due to lower China market performance, higher cost and weaker yuan

Wholesales lower due to planned 8 week shutdown of Chongqing #1; revenue up 17%

Market share lower, driven by China; AP and China SAARs up

China JVs at $296M, down 28%; margin at 16.1%

YTD metrics mixed

In Asia Pacific, our second quarter loss was driven mainly by market performance in China, higher costs to support future growth, and the weaker yuan. All key metrics, excluding revenue, deteriorated in the second quarter of 2016 compared to a year ago. Wholesale volume declined 6% reflecting the planned eight-week shutdown at our Chongqing #1 plant in China for facility upgrades, resulting in 40,000 units of lost production, as well as the non-repeat of dealer stock increases a year ago. Revenue from consolidated operations improved 17%.

Asia Pacific second quarter 2016 SAAR was 42.5 million units, up 5.3 million units from 2015, mostly explained by a 4.6 million unit increase in China SAAR, estimated at 26.6 million units for the second quarter.

Asia Pacific market share was 3.6%, down three-tenths of a percentage point, more than explained by China.

Asia Pacific operating margin was negative 0.3%, down 8.2 percentage points from 2015, and the pre-tax loss was $8 million, down $202 million. Our China joint ventures contributed $296 million to pre-tax profit, reflecting our equity share of the JVs’ after-tax earnings, which was $115 million lower than last year. The net income margin at our China joint ventures was 16.1%, down 1.2 percentage points.

As shown below the chart, our 2016 year-to-date metrics were mixed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

2Q 2016 CHINA MARKET SHARE*

Year over Year
5.3%
4.4%
(0.9) ppts
(0.5) ppts
(0.4) ppts
2Q 2015
2Q 2016
Industry Mix / Segmentation
Performance

By Month
4.5%
4.1%
4.3%
4.7%
1Q
April
May
June

Memo: YoY Pricing	April	May	June
Ford	(7.9)%	(6.5)%	(5.3)%
Industry	(7.1)	(6.1)	(5.2)

* Present quarter is estimated pending audit by Chinese Security Bureau

Lower China Share Due To Industry Mix / Segmentation And Performance; Share Improved Through The Second Quarter Due To Recovery Actions

As shown above, China market share in the second quarter of 2016 was 4.4%, down nine-tenths of a percentage point from 2015. This decline was driven by industry mix, higher passenger and lower commercial vehicles, and adverse segmentation.

Additionally, our performance in the market was worse, reflecting intensified competition from domestic car manufacturers in the C-car and small SUV segments, offset partially by our continued strong performance in the medium and larger car and SUV segments. Our mix of these more profitable segments now account for about 40% of our sales, up 5 percentage points compared with last year.

Our share improved each month within the second quarter as we implemented recovery actions. We expect further improvement in the balance of the year, particularly in the fourth quarter which should benefit from important new product launches – Taurus 1.5L, Kuga, Mondeo, MKZ, and Continental.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

2Q 2016 PRE-TAX RESULTS (MILS)

$194
$(8)
$(202)
Industry $ 170
Share (143)
Stocks (46)
Mix / Other 11
$(8)
$(29)
Warranty $(48)
Material / Other 19
$(29)
Manufacturing Incl. Vol. Related $(23)
Engineering (79)
Spending Related (23)
Other 21
$(104)
$(64)
$32
Market Factors
Total Cost
2Q 2015
2Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Most factors unfavorable YOY

Total cost increase due to investments for future growth

Adverse exchange due to weaker yuan

As shown above, most profit drivers in Asia Pacific were unfavorable compared with 2015. Volume and mix were down slightly as lower market share and the non-repeat of a dealer stock increase in China a year ago were mostly offset by higher industry volume. The planned eight-week shutdown of Chongqing #1 was a factor in the overall volume decline.

The rate of negative pricing in China continued to slow since the fourth quarter of 2015, but we now expect 2016 full-year negative pricing for us and the industry to be about 6% — at the high end of our previous assumption of 5% - 6%.

Unfavorable cost performance was driven by continued investment for future growth and includes the carry-over impact of our 2015 plant launches. Unfavorable exchange reflects mainly the impact of the weaker yuan. The Company has a substantial net revenue exposure to yuan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT

In general, we measure year-over-year changes in Ford Credit’s pre-tax results using the causal factors listed below:

•	Volume and Mix:

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which Ford Credit purchases retail installment sale and lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing

◦	Mix primarily measures changes in net financing margin driven by period over period changes in the composition of Ford Credit’s average managed receivables by product and by country or region

•Financing Margin:

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average managed receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average managed receivables for the same period

◦
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management

•	Credit Loss:

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2015 Form 10-K Report

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

Ford Credit. The chart below details the key metrics for Ford Credit for second quarter of 2016.

FINANCIAL SERVICES SEGMENT – FORD CREDIT

2Q 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$113
$128
13%
$118
$134
14%
$506
$400
21%
740
741
1 pt
0.10%
0.12%
2 bps
0.22%
0.37%
15 bps
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD: $989 $914
8%
739 737
2 pts
0.11% 0.13%
2 bps
0.27% 0.41%
14 bps

Receivables growth as expected

2Q profit solid, but lower YOY; 1H profit of $914M lower by $75M

Portfolio performance robust despite higher LTRs

Disciplined and consistent originations, servicing and collections

* See "GAAP Reconciliations of Non-GAAP Financial Measures" section for reconciliation to GAAP

In the second quarter of 2016, Ford Credit’s pre-tax profit remained solid but lower than a year ago. Receivables were up from last year, as the portfolio continued to grow in line with expectations. Portfolio performance remained robust. FICO scores remained consistent. The over-60-day delinquency ratio of 12 basis points in the second quarter of 2016 continued at the low end of Ford Credit’s historical experience. The loss-to-receivables ratio of 37 basis points was up 15 basis points, below but approaching Ford Credit’s historical experience. Originations, servicing, and collections practices remained disciplined and consistent.

As shown below the chart, each of Ford Credit’s first-half key metrics were unfavorable compared with a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

2Q 2016 PRE-TAX RESULTS (MILS)

$506
$400
$139
$(27)
$(65)
$(81)
$(15)
$(57)
$(106)
Charge-offs $(34)
Reserve (31)
Residual Gains / (Losses) $(16)
Supplemental Depreciation (65)
Insurance $(34)
Derivatives Market Valuation (15)
Other (8)
2Q 2015
2Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Receivables growth drove volume and mix

Credit losses normalizing with higher charge-offs; reserve increased

Auction values outlook on smaller vehicles drove unfavorable lease residual performance

As shown above, Ford Credit's lower second quarter profit of $400 million reflects unfavorable lease residual performance, higher provision for credit losses, and other factors. Volume and mix were partial offsets as Ford Credit continues to grow around the world.

Lease residual performance primarily reflects higher depreciation expense on smaller vehicles in the North America lease portfolio. Ford Credit records depreciation expense on leased vehicles over the life of the contracts and depreciates them to projected lease-end auction values. We assess auction values quarterly and adjust depreciation accordingly. Against the backdrop of lower fuel prices and more vehicles coming off lease across the industry, our auction value outlook for smaller vehicles is lower.

Credit loss performance reflects higher charge-offs and an increase in the credit loss reserve. Higher charge-offs resulted from higher default rates and higher loss severities. The increase in reserves reflects these factors as well as growth in receivables. Credit losses have been at historically low levels for quite some time, and we are starting to see credit losses increase toward more normal levels.

Other primarily reflects higher storm-related insurance losses and unfavorable derivative market valuation following the Brexit vote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

U.S. AUTOMOTIVE FINANCING TRENDS

Lease Share of Retail Sales
Industry*
28%
27%
28%
29%
32%
31%
22%
22%
22%
22%
26%
23%
Ford
* Source: JD Power PIN
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Retail Contract Placement Terms
Average Retail Term
Retail ≥73 Months Mix
63 mo.
64 mo.
67 mo.
63 mo.
64 mo.
64 mo.
3%
4%
3%
4%
3%
5%
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Off-Lease Auction Values (At 2Q 2016 Mix)
24-Month
$20,165
$20,280
$19,655
$18,835
$19,010
$19,020
$18,340
$18,530
$17,965
$17,420
$17,700
$17,600
36-Month
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
739
740
741
741
732
741
6%
6%
6%
6%
6%
6%
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

FMCC lease share declined, more than industry

Longer-term financing remained a small part of business

Lower auction values reflect relative performance of smaller vehicles

Consistent FICOs and higher-risk mix

Ford Credit and Ford continue to work together under a One Ford lease strategy that considers share, term, model mix, geography, and other factors. Ford Credit continues to expect full-year lease share to be lower than the first quarter of 2016, reflecting the parameters of our strategy.

Ford Credit’s used vehicle auction values in the second quarter of 2016 were lower than a year ago and about flat versus the prior quarter. Although Manheim reported increases in used vehicle prices in the quarter, Ford Credit’s results reflect a larger mix of two- and three-year-old smaller vehicles which have had lower auction values.

On longer-term financing, Ford Credit’s average retail term remains largely consistent with recent periods and lower than the industry. Retail contracts of 73 months and longer continued to be a relatively small part of Ford Credit’s business.

Finally, the average placement FICO score was up from first quarter and remained consistent with recent periods. Ford Credit uses proprietary credit scoring models, with underwriting practices that have been consistent for years.  Higher risk business, as classified at contract inception, consistently represents 5% - 6% of Ford Credit’s portfolio and has been stable for over 10 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALL OTHER

All Other is a combination of operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC.

The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income, interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

Ford Smart Mobility LLC is a new subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC will design and build mobility services on its own, and collaborate with start-ups and tech companies.

Our second quarter 2016 All Other pre-tax results were a loss of $224 million, a $57 million higher loss compared with a year ago. This increase primarily reflects higher net interest expense.

SPECIAL ITEMS

As detailed in Note 3 of the Notes to the Financial Statements, we allocate special items to a separate reconciling item, as opposed to allocating them among the Automotive segment, Financial Services segment, and All Other. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

TOTAL COMPANY

SPECIAL ITEMS

(Mils, except amounts per share data)

	2Q		YTD		Memo:
	2015	2016	2015	2016	FY 2015
Pre-tax Special Items					
Separation-related actions	$ --	$ (102)	$ --	$ (276)	$ --
Japan / Indonesia market closure	--	(5)	--	(17)	--
Nemak IPO	--	--	--	--	150
Pension & OPEB remeasurement gains / (losses)	--	(11)	--	(11)	(698)
Total Pre-tax special items	$ --	$ (118)	$ --	$ (304)	$ (548)
Tax Special Items					
Net tax effect of Pre-tax special items	$ --	$ 42	$ --	$ 107	$ 205
Tax expense of entity restructurings	--	(43)	--	(174)	--
Total tax special items	$ --	$ (1)	$ --	$ (67)	$ 205
Memo:					
Special items impact on earnings per share	$ --	$ (0.03)	$ --	$ (0.09)	$ (0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TAXES

Our tax provision in the second quarter and first half of 2016 was $903 million and $2.1 billion, respectively, resulting in a GAAP effective tax rate of 31.4% and 32.2%, respectively.

Our second quarter and first half 2016 adjusted effective tax rate, which excludes special items, was 30.1% and 29.8%, respectively, 4.1 and 4.8 percentage points lower than a year ago. The lower adjusted effective tax rates through the first half of 2016 reflect tax benefits from legislation enacted December 18, 2015 making permanent the U.S. research and development tax credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Segment

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

Our key liquidity metrics are Automotive cash, Automotive liquidity, and operating cash flow (which best represents the ability of our Automotive operations to generate cash).

Automotive cash is detailed below as of the dates shown (in billions):

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents	$9.5	$5.6	$5.4	$6.1
Marketable securities	17.7	18.7	18.2	14.6
Automotive cash	$27.2	$24.3	$23.6	$20.7

Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. At June 30, 2016, consolidated entities domiciled in the United States held 80% of our total Automotive cash.

Automotive cash and liquidity as of the dates shown were as follows (in billions):

	June 30, 2016	December 31, 2015	June 30, 2015
Automotive cash	$27.2	$23.6	$20.7
Available credit lines
Revolving credit facility, unutilized portion	10.3	10.3	10.4
Local lines available to foreign affiliates, unutilized portion	0.7	0.6	0.6
Automotive liquidity	$38.2	$34.5	$31.7

In managing our business, we classify changes in Automotive cash into operating and other items (which includes the impact of certain special items, contributions to funded pension plans, certain tax-related transactions, acquisitions and divestitures, capital transactions with other segments, dividends paid to shareholders, and other—primarily financing-related).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive cash are summarized below (in billions):

	Second Quarter		First Half
	2016	2015	2016	2015
Cash at end of period	$27.2	$20.7	$27.2	$20.7
Cash at beginning of period	24.3	19.5	23.6	21.7
Change in cash	$2.9	$1.2	$3.6	$(1.0)

Automotive segment pre-tax profits	$2.8	$3.0	$6.3	$4.5
Capital spending	(1.7)	(1.7)	(3.2)	(3.5)
Depreciation and tooling amortization	1.1	1.0	2.2	2.1
Changes in working capital (a)	1.3	(0.6)	1.3	0.2
All Other and timing differences (b)	0.7	0.2	0.3	(0.9)
Automotive operating cash flows	4.2	1.9	6.9	2.4

Separation payments	(0.2)	(0.1)	(0.2)	(0.5)
Net receipts from other segments (c)	—	—	—	—
Other, including acquisitions and divestitures	(0.2)	—	—	(0.3)
Cash flow before other actions	3.8	1.8	6.7	1.6

Changes in debt	(0.1)	0.2	(0.2)	(0.4)
Funded pension contributions	(0.2)	(0.1)	(0.6)	(0.9)
Dividends/Other items	(0.6)	(0.7)	(2.3)	(1.3)
Change in cash	$2.9	$1.2	$3.6	$(1.0)
________

(a)	Working capital is comprised of changes in receivables, inventory, and trade payables.

(b)
Primarily expense and payment timing differences for items such as pension and OPEB, compensation, marketing, warranty, and timing differences between unconsolidated affiliate profits and dividends received. Also includes other factors, such as the impact of tax payments and vehicle financing activities between Automotive and Financial Services.

(c)	Primarily distributions from Ford Holdings (Ford Credit’s parent) and tax payments received from Ford Credit.

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs at the time the vehicles are gate-released shortly after being produced.  In addition, our inventories are lean because we build to order, not for inventory.  In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days.  As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. These working capital balances generally are subject to seasonal changes that can impact cash flow.  For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid.  The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Credit Agreement. Our Third Amended and Restated Credit Agreement dated as of April 30, 2015 was amended as of April 29, 2016 (the “revolving credit facility”) to extend the maturities by one year. Lenders under the revolving credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the revolving credit facility would be guaranteed by us.

The revolving credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The revolving credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Credit Ratings” below), the guarantees of certain subsidiaries will be required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2016, the utilized portion of the revolving credit facility was about $40 million, representing amounts utilized for letters of credit.

Other Automotive Credit Facilities. At June 30, 2016, we had about $1.6 billion of local credit facilities available to non-U.S. Automotive affiliates, of which about $900 million had been utilized.

Net Cash. Our Automotive net cash calculation as of the dates shown was as follows (in billions):

	June 30, 2016	December 31, 2015
Automotive cash	$27.2	$23.6
Less:
Long-term debt	10.7	11.0
Debt payable within one year	2.4	1.8
Total debt	13.1	12.8
Net cash	$14.1	$10.8

Total Automotive debt at June 30, 2016 was about $300 million higher than it was at December 31, 2015. The increase primarily reflects local funding in international markets and foreign currency exchange, offset partially by debt repayments.

Pension Plans. Our pension underfunded status as of the dates shown was as follows (in billions):

	June 30, 2016	December 31, 2015
U.S. pension	$3.3	$3.7
Non-U.S. pension	4.1	4.5
Total global pension	$7.4	$8.2
Memo:
Total unfunded OPEB	$5.8	$5.7

The balances shown for June 30, 2016 reflect the net underfunded balances for December 31, 2015 updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2015, and the reported number does not reflect the impact from the recent decline in interest rates.

As a result of our pension de-risking strategy, the sensitivity of our funded status to changes in interest rates has been significantly reduced, especially in the United States.  Based on our planning assumptions for asset returns, discount rates, and contributions we do not presently expect a significant change in our year-end 2016 funded status.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle.  The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Automotive income before income tax, adjusted for depreciation, amortization, interest expense on Automotive debt, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Financial Services section of Item 2.  Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

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

Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to increase to about $9 billion annually by 2020. Our capital spending was $7.1 billion and $7.4 billion in 2015 and 2014, respectively, and is now expected to be about $7 billion in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment

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

The following chart shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
Year-End 2014
$127
$2
$6
$50
$62
$6
$12
$11
Year-End 2015
$134
$3
$6
$47
$70
$8
$12
$12
2Q 2016
Securitized Funding as Pct. of Managed Receivables
38%
39%
35%

* See "GAAP Reconciliations of Non-GAAP Financial Measures" section for reconciliation to GAAP

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

*** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

Ford Credit’s managed receivables of $134 billion at the end of the second quarter of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

Ford Credit expects the mix of securitized funding to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table shows Ford Credit’s planned issuances for full-year 2016 and its global public term funding issuances through July 27, 2016, full-year 2015, and full-year 2014 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2016
	Full-Year Forecast	Through July 27	Full-Year 2015	Full-Year 2014
Unsecured	$ 15-19	$13	$17	$13
Securitizations (a)	12-14	9	13	15
Total	$ 27-33	$22	$30	$28
__________

(a)	Includes Rule 144A offerings.

For 2016, Ford Credit projects full-year public term funding in the range of $27 billion to $33 billion. Both the amount and composition of Ford Credit’s full-year funding plan are consistent with its issuance in 2015. Through July 27, 2016, Ford Credit has completed $22 billion of public term issuance.

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	
Liquidity Sources				
Cash*	$11.2	$14.9	$11.6	
Committed ABS facilities**	33.2	36.4	36.0	Committed Capacity $41.7 billion
Other unsecured credit facilities	2.3	2.5	2.7	
Ford revolving credit facility allocation	3.0	3.0	3.0	
Total liquidity sources	$49.7	$56.8	$53.3	
Utilization of Liquidity				
Securitization cash***	$(4.3)	$(3.0)	$(2.7)	
Committed ABS facilities	(20.6)	(18.2)	(16.2)	
Other unsecured credit facilities	(0.8)	(0.5)	(0.7)	
Ford revolving credit facility allocation	-	-	-	
Total utilization of liquidity	$(25.7)	$(21.7)	$(19.6)	
Gross liquidity	$24.0	$35.1	$33.7	
Adjustments****	(0.5)	-	0.1	
Net liquidity available for use	$23.5	$35.1	$33.8	

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

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit has a target of at least $25 billion. As of June 30, 2016, Ford Credit’s liquidity available for use was up $10.3 billion from year-end 2015 and down $1.3 billion from first quarter of 2016.

As of June 30, 2016, Ford Credit’s liquidity remained strong at $33.8 billion. Its sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate revolver allocation. As of June 30, 2016, Ford Credit’s liquidity sources, including cash, totaled $53.3 billion, up $3.6 billion from year end.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The following chart shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016
Leverage Calculation			
Total debt*	$119.6	$127.4	$126.3
Adjustments for cash**	(11.2)	(14.9)	(11.6)
Adjustments for derivative accounting***	(0.5)	(1.0)	(1.3)
Total adjusted debt	$107.9	$111.5	$113.4
Equity****	$11.7	$12.2	$12.4
Adjustments for derivative accounting***	(0.3)	(0.3)	(0.4)
Total adjusted equity	$11.4	$11.9	$12.0
Financial statement leverage (to 1) (GAAP)	10.2	10.4	10.2
Managed leverage (to 1) (Non-GAAP)	9.5	9.4	9.4

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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2016, financial statement leverage was 10.2:1, and managed leverage was 9.4:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1. Managed leverage is above the targeted range reflecting recent growth in receivables and the continued impact of a strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CREDIT RATINGS

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016:

•	On May 27, 2016, Fitch upgraded Ford and Ford Credit’s long-term ratings to BBB from BBB- and short-term ratings from F2 from F3, with a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Stable	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	BBB	Stable	BBB	F2	Stable	BBB-
Moody’s	N/A	Baa2	Stable	Baa2	P-2	Stable	Baa3
S&P	BBB	BBB	Stable	BBB	A-2	Stable	BBB-

PRODUCTION VOLUMES (a)

Our second quarter 2016 production volumes and third quarter 2016 projected production volumes are as follows (in thousands):

	2016
	Second Quarter Actual		Third Quarter Forecast
	Units	O/(U) 2015	Units	O/(U) 2015
North America	843	28	690	(102)
South America	79	(15)	87	2
Europe	432	29	295	(82)
Middle East & Africa	18	(5)	28	6
Asia Pacific	342	(20)	420	79
Total	1,714	17	1,520	(97)
_________

(a)	Includes Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

Looking at the global business environment, elevated economic uncertainty is restraining business investment, with downside risk to global growth. Financial markets continue to assess the outcome of Brexit, with the sterling and euro facing downward pressure and global interest rates reverting to recent lows. U.S. growth is improving after a weak start to the year but with signs of a maturing recovery. We expect continued growth in China – supported by government stimulus measures, but with some increased pressure on margins. While conditions in Brazil remain difficult, Russia is showing some signs of stabilization.

The risks we are facing in the second half of 2016 are generally around lower pricing or higher incentives than expected in the United States and China; a softer, though still strong, U.S. retail industry; the effects of Brexit on our operations in Europe; a more difficult external environment across many of the markets in which we participate in the Middle East & Africa; a weaker yuan; and lower-than-expected auction values for smaller vehicles leased in the United States.

2016 Planning Assumptions and Key Metrics

Based on the current economic environment, our industry and GDP planning assumptions for 2016 include the following:

INDUSTRY AND GDP PLANNING ASSUMPTIONS

	GDP Growth (Pct)			Industry (Mils)		
	2015	2016	H / (L) Prior	2015	2016	H / (L) Prior
Global	3.0%*	2.9 – 3.3%*	↓	88.2	90.0 – 92.0	↑
U.S.	2.4%	1.9 – 2.3%	↓	17.8	17.4 – 17.9	↓
Brazil	(3.8)%	(3.0) – (4.0)%	↔	2.6	1.9 – 2.3	↓
Europe	1.0%	1.0 – 1.5%	↓	19.2	19.4 – 19.9	↑
China	6.9%	6.5 – 7.0%	↔	23.5	25.0 – 26.0	↑

Global industry volume gains in 2016 driven by China and Europe

Outlook for industry volume revised from prior guidance in all major markets

Global GDP updated for U.S. and Europe

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting

Expectations for full-year industry sales have been adjusted for all major markets, reflecting year-to-date performance. In the United States, first-half sales remained at high levels, but were below our expectations, notably on the retail side. First-half sales in Brazil were also in the lower end of our range, which has been adjusted downward. In Europe, the change reflects strong year-to-date sales across the region, despite expected weaker conditions in the United Kingdom following Brexit. China sales continue to be supported by the purchase tax reduction on small engines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Full-Year Outlook and Guidance

The following chart shows a comparison of first half of 2016 versus second half.

FIRST HALF VS. SECOND HALF

Total Company Adjusted Pre-Tax Results (Bils)
$6.8
1H 2016
2H Seasonality
Super Duty
Product Investment
Commodities & Exchange
Brexit & Other
Profit Improvement Actions
2H 2016

2H seasonally weaker than 1H. Factors driving further weakness this year:

- **Super Duty launch – major impact in 3Q**
- **Higher commodities / exchange headwinds**
- **Brexit risks**
- **Non-repeat for 1H favorable one-timers**

Profit improvement actions in progress

We see a weaker-than-normal 2016 second half total Company adjusted pre-tax profit, with the third quarter being particularly weak this year. Much of this was anticipated in our full year 2016 Company guidance. This includes the launch of Super Duty – the first all-new Super Duty in 19 years and one that will sustain and drive our leadership position in the over 8,500 lbs segment over the next decade. This will have a material impact on the third quarter of 2016 due to the major nature of the launch and will carry on, to some extent, into the balance of the year, including lower – though still very high – contribution margins.

We also will see higher than normal product-related investment, mainly engineering and supporting activities, as we ramp up our efforts over the next several years in both our core business to support major all-new platforms and regulatory-related actions, but also emerging opportunities. This includes electrification, connectivity, mobility solutions, autonomous vehicles, and data and analytics.

We also expect to see headwinds from commodities net of exchange, along with the effects of the Brexit vote. In addition, we had several one-time gains in the first half of 2016 that will not repeat, and in the case of portfolio gains on our treasury portfolio, a portion of these are expected to reverse. Finally, we see risks, mainly due to market factors in the United States and China that we have already been working to offset and will continue to do so in the second half of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FULL YEAR OUTLOOK

Business Unit	Outlook	Comments
North America	↓	Higher Ford and industry incentives; lower U.S. retail industry
South America	↔	On track
Europe	↑	Improved cost performance net of Brexit
Middle East & Africa	↓	Lower industry volume and related stock changes
Asia Pacific	↓	Lower net pricing and weaker exchange
Ford Credit	↓	Weaker U.S. auction values

Risks Vs. Expectations Generally Reflect Lower Net Pricing, External Factors – U.S. Retail Industry Volume, Exchange and Brexit – And Lower U.S. Auction Values

2016 BUSINESS UNIT GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Guidance	Status	2016 1H Results
Automotive				
North America	$9,345M	≈ 2015	Risk	$5,783M
Operating Margin	10.2%	9.5% or Higher	Risk	12.1%
South America	$(832)M	Loss > 2015	On Track	$(521)M
Europe	259M	> 2015	Opportunity	901M
Middle East & Africa	31M	≥ 2015	Risk	(79)M
Asia Pacific	765M	> 2015	Risk	212M
Ford Credit	2,086M	≥ 2015	Lower	914M
All Other	(796)M	≈ $(800)M	On Track	(350)M

Business Unit Outlook Mixed

The two charts above show 2016 full-year outlook and guidance for our Automotive segment business units and Ford Credit. In the United States, we already have seen our incentives slowly increase in line with the same trend across the industry. While pricing discipline continues to be fairly good, the plateauing of industry volume and the so-called car recession are having an effect on incentive levels overall that goes beyond what we had expected. This is combined with an overall industry level in the United States that we now believe will be lower than we had planned, driven by lower retail sales. As a result, we now expect to see lower industry volume in the second half of 2016 compared with 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In Middle East & Africa, we are countering the headwinds of large industry declines, weak currencies, political strife, and labor disruptions. These efforts are challenged, however, to offset the full adverse consequences of the changes in the external environment taking place across the markets in which we participate.

In China, we now anticipate negative pricing to be at the higher end of the planned range, combined with a weaker currency, in part due to adjustments China is making relative to a basket of currencies that has been affected by Brexit.

At Ford Credit, we have lowered our expectation of residual values, mainly for smaller lease vehicles. This is resulting in larger lease depreciation expense and higher credit losses. Our outlook for Ford Credit's pre-tax profit is now lower than last year, with second half results being about in line with first half.

Finally, while we see substantial upside opportunity for Europe compared to our original expectations, this is mitigated somewhat by Brexit effects.

These issues have put our Company full-year 2016 guidance at risk. We already have been working to mitigate these risks, achieving strongly favorable cost performance in the first half of the year versus our plan. But we need to do more, and we will.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 COMPANY GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Guidance	Status	2016 1H Results
Total Company Adjusted Pre-Tax Results*	$10.8B	≥ 2015	↑ Net Risks ↓	$6.8B
Adjusted EPS*	$1.93	≥ 2015		$1.20
Automotive Segment Revenue	$140.6B	≥ 2015		$72.2B
Automotive Segment Operating Margin	6.8%	≥ 2015		8.7%
Automotive Segment Operating Cash Flow	$7.3B	Strong, but < 2015	On Track	$6.9B
Adjusted Effective Tax Rate* (Pct)	28.6%	Low 30s	On Track	29.8%

* Excluding special items; see "GAAP Reconciliations of Non-GAAP Financial Measures" section for reconciliation to GAAP

Committed to 2016 Guidance But With Net Risks; Working To Mitigate Risks

Shown above is our 2016 Company Guidance, including guidance for total Company adjusted pre-tax results. We do not provide guidance on our net income. Full-year net income will include potentially significant special items that have not yet occurred and are difficult to quantify prior to year end, specifically pension and OPEB remeasurement gains and losses.

For full-year 2016, we expect another strong year of results. We remain committed to our full year guidance of total Company adjusted pre-tax profit and Automotive segment operating margin equal to or better than 2015, but we now see a number of risks that are challenging us to achieve our guidance in the second half.

Profit Improvement Actions

We are finding improvement actions to mitigate these risks, leverage opportunities, and build on the record results we delivered last year. We have several profit improvement actions that are already under way, including the following:

•	Matching production to demand which will reduce manufacturing cost

•
Implementing an aggressive, company-wide attack plan on costs. We are building on the considerable cost progress we achieved in the first half of 2016, with $1.6 billion in cost improvements delivered versus our plan. We are looking at everything from material costs and marketing and selling efficiencies to freight and administrative cost reductions

•	Implementing improved go-to-market plans in the United States and China to deliver even more revenue and cost opportunities

•	Utilizing our data and analytics team to pinpoint immediate areas of improvement in market factors, including better volume, mix, and pricing, which will drive revenue

•	Challenging each team to deliver even more revenue and cost opportunities for a number of significant vehicle launches around the world this year

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAAP RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

The following charts show GAAP reconciliations of our Non-GAAP financial measures for: Adjusted Pre-Tax Profit, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Financial Services Segment section of “Liquidity and Capital Resources.”

TOTAL COMPANY

NET INCOME RECONCILIATION TO ADJUSTED PRE-TAX PROFIT

(Mils)	2Q		YTD		Memo:
	2015	2016	2015	2016	FY 2015
Net income / (loss) attributable to Ford (GAAP)	$ 2,160	$ 1,970	$ 3,313	$ 4,422	$ 7,373
Income / (Loss) attributable to non-controlling interests	1	2	2	5	(2)
Net income	$ 2,161	$ 1,972	$ 3,315	$ 4,427	$ 7,371
Less: (Provision for) / Benefit from income taxes	(1,125)	(903)	(1,750)	(2,099)	(2,881)
Income before income taxes	$ 3,286	$ 2,875	$ 5,065	$ 6,526	$ 10,252
Less: Special items pre-tax	--	(118)	--	(304)	(548)
Adjusted pre-tax profit / (loss) (Non-GAAP)	$ 3,286	$ 2,993	$ 5,065	$ 6,830	$ 10,800

TOTAL COMPANY

EARNINGS PER SHARE RECONCILIATION TO ADJUSTED EARNINGS PER SHARE

	2016	
	2Q	YTD
Diluted After-Tax Results (Mils)		
Diluted After-tax results (GAAP)	$ 1,970	$ 4,422
Less: Impact of Pre-tax and tax special items	(119)	(371)
Adjusted Net Income (Non-GAAP)	$ 2,089	$ 4,793
Basic and Diluted Shares (Mils)		
Basic shares (Average shares outstanding)	3,973	3,972
Net dilutive options and unvested restricted stock units	24	24
Adjusted Diluted shares	3,997	3,996
Earnings Per Share – Diluted (GAAP)	$ 0.49	$ 1.11
Net impact of adjustments	0.03	0.09
Adjusted Earnings Per Share – Diluted (Non-GAAP)	$ 0.52	$ 1.20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL COMPANY

EFFECTIVE TAX RATE RECONCILIATION TO ADJUSTED EFFECTIVE TAX RATE

	2016		Memo:
	2Q	YTD	FY 2015
Pre-Tax Results (Mils)			
Pre-tax results (GAAP)	$ 2,875	$ 6,526	$ 10,252
Less: Impact of special items	(118)	(304)	(548)
Adjusted Pre-tax results (Non-GAAP)	$ 2,993	$ 6,830	$ 10,800
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (903)	$ (2,099)	$ (2,881)
Less: Impact of special items	(1)	(67)	205
Adjusted (Provision for) / Benefit from income taxes (Non-GAAP)	$ (902)	$ (2,032)	$ (3,086)
Effective Tax Rate (GAAP)	31.4%	32.2%	28.1%
Adjusted Effective Tax Rate (Non-GAAP)	30.1	29.8	28.6

FINANCIAL SERVICES SEGMENT – FORD CREDIT

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2015	Jun. 30, 2016
Finance receivables, net	$ 86.9	$ 89.5	$ 96.8	$ 101.3
Net investment in operating leases	21.5	23.4	25.1	26.8
Total net receivables* (GAAP)	$ 108.4	$ 112.9	$ 121.9	$ 128.1
Unearned interest supplements and residual support	3.9	4.0	4.5	5.0
Allowance for credit losses	0.4	0.4	0.4	0.5
Other, primarily accumulated supplemental depreciation	0.1	0.3	0.4	0.6
Total managed receivables (Non-GAAP)	$ 112.8	$ 117.6	$ 127.2	$ 134.2

* Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit's balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit's other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02, 2016-09, and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017 (b)
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 2 of the Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients).

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of June 30, 2016, was an asset of $701 million compared with an asset of $322 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.4 billion at June 30, 2016, compared with $2.2 billion at December 31, 2015.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2016 was an asset of $9 million, compared with a liability of $24 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $56 million at June 30, 2016, compared with $62 million at December 31, 2015.

Financial Services

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2016, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $53 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

The risk factor “Adverse effects resulting from economic, geopolitical, or other events” included in Item 1A of our 2015 Form 10-K report is revised as follows:

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

Concerns regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area countries (“euro area”), have been exacerbated by the decision by the U.K. electorate on June 23, 2016 to leave the European Union.  The exit process and future relationship between the United Kingdom and the European Union, including trade relations, will have to be negotiated within a two-year window following an official declaration of intent to exit by the U.K. government. The U.K. vote to leave the European Union resulted in a weaker sterling versus U.S. dollar and euro. We have a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on our profitability. Further, the United Kingdom may be at risk of losing access to free trade agreements with the European Union and other countries, such as Turkey and South Africa, with which the European Union currently has free trade agreements. Such loss may result in increased tariffs on U.K. imports and exports, which could also have an adverse effect on our profitability.

In addition, these developments have introduced an elevated level of economic and policy uncertainty, which could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business.  It also could cause a substantial dip in consumer and business confidence and spending that could negatively impact sales of vehicles.  Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

These recent events highlight potential longer-term risks regarding the sustainability of the euro area.  If a country within the euro area were to default on its debt or withdraw from the euro currency, or – in a more extreme circumstance – the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant.

In addition, we have operations in various markets with volatile economic or political environments and are pursuing growth opportunities in a number of newly developed and emerging markets.  These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	July 28, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 28, 2016, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.