Form 10-Q
period 2016-09-30
FORD MOTOR CO
filed 2016-10-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of October 20, 2016, Ford had outstanding 3,902,862,547 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

68

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2016	2015	2016	2015
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,331	$35,818	$105,520	$102,723
Financial Services	2,612	2,326	7,626	6,584
Total revenues	35,943	38,144	113,146	109,307

Costs and expenses
Cost of sales	30,446	31,213	93,075	90,011
Selling, administrative, and other expenses	2,535	2,386	7,758	7,402
Financial Services interest, operating, and other expenses	2,200	1,905	6,518	5,363
Total costs and expenses	35,181	35,504	107,351	102,776

Interest expense on Automotive debt	238	206	650	561

Non-Financial Services interest income and other income/(loss), net (Note 13)	328	446	1,121	908
Financial Services other income/(loss), net (Note 13)	132	97	305	241
Equity in net income of affiliated companies	403	314	1,342	1,237
Income before income taxes	1,387	3,291	7,913	8,356
Provision for/(Benefit from) income taxes	426	1,099	2,525	2,849
Net income	961	2,192	5,388	5,507
Less: Income/(Loss) attributable to noncontrolling interests	4	—	9	2
Net income attributable to Ford Motor Company	$957	$2,192	$5,379	$5,505

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 15)
Basic income	$0.24	$0.55	$1.35	$1.39
Diluted income	0.24	0.55	1.35	1.38

Cash dividends declared	0.15	0.15	0.70	0.45

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2016	2015	2016	2015
	Third Quarter		First Nine Months
	(unaudited)
Net income	$961	$2,192	$5,388	$5,507
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	(184)	(882)	(306)	(816)
Marketable securities	—	—	6	—
Derivative instruments	99	374	456	208
Pension and other postretirement benefits	14	133	53	1
Total other comprehensive income/(loss), net of tax	(71)	(375)	209	(607)
Comprehensive income	890	1,817	5,597	4,900
Less: Comprehensive income/(loss) attributable to noncontrolling interests	3	1	7	2
Comprehensive income attributable to Ford Motor Company	$887	$1,816	$5,590	$4,898

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 4)	$13,340	$14,272
Marketable securities (Note 4)	20,825	20,904
Financial Services finance receivables, net (Note 5)	45,550	45,137
Trade and other receivables, less allowances of $359 and $372	10,029	11,042
Inventories (Note 7)	10,219	8,319
Other assets	3,552	2,913
Total current assets	103,515	102,587

Financial Services finance receivables, net (Note 5)	49,614	45,554
Net investment in operating leases	29,196	27,093
Net property	32,257	30,163
Equity in net assets of affiliated companies	3,795	3,224
Deferred income taxes	9,475	11,509
Other assets	7,111	4,795
Total assets	$234,963	$224,925

LIABILITIES
Payables	$22,384	$20,272
Other liabilities and deferred revenue (Note 8)	19,531	19,089
Automotive debt payable within one year (Note 10)	2,472	1,779
Financial Services debt payable within one year (Note 10)	44,801	41,196
Total current liabilities	89,188	82,336

Other liabilities and deferred revenue (Note 8)	23,652	23,457
Automotive long-term debt (Note 10)	10,675	11,060
Financial Services long-term debt (Note 10)	79,276	78,819
Deferred income taxes	577	502
Total liabilities	203,368	196,174

Redeemable noncontrolling interest	96	94

EQUITY
Common Stock, par value $.01 per share (3,976 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,598	21,421
Retained earnings	17,013	14,414
Accumulated other comprehensive income/(loss) (Note 12)	(6,046)	(6,257)
Treasury stock	(1,122)	(977)
Total equity attributable to Ford Motor Company	31,484	28,642
Equity attributable to noncontrolling interests	15	15
Total equity	31,499	28,657
Total liabilities and equity	$234,963	$224,925

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,318	$3,949
Financial Services finance receivables, net	47,627	45,902
Net investment in operating leases	9,951	13,309
Other assets	7	85
LIABILITIES
Other liabilities and deferred revenue	$10	$19
Debt	39,123	43,086
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2016	2015
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$16,994	$14,078

Cash flows from investing activities
Capital spending	(4,912)	(5,358)
Acquisitions of finance receivables and operating leases	(43,746)	(43,762)
Collections of finance receivables and operating leases	30,254	28,632
Purchases of equity and debt securities	(22,049)	(29,493)
Sales and maturities of equity and debt securities	22,022	32,874
Settlements of derivatives	330	26
Other	43	417
Net cash provided by/(used in) investing activities	(18,058)	(16,664)

Cash flows from financing activities
Cash dividends	(2,780)	(1,785)
Purchases of Common Stock	(145)	(129)
Net changes in short-term debt	1,200	844
Proceeds from issuance of other debt	31,956	35,876
Principal payments on other debt	(30,019)	(27,366)
Other	(44)	(303)
Net cash provided by/(used in) financing activities	168	7,137

Effect of exchange rate changes on cash and cash equivalents	(36)	(622)

Net increase/(decrease) in cash and cash equivalents	$(932)	$3,929

Cash and cash equivalents at January 1	$14,272	$10,757
Net increase/(decrease) in cash and cash equivalents	(932)	3,929
Cash and cash equivalents at September 30	$13,340	$14,686

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	5,379	—	—	5,379	9	5,388
Other comprehensive income/(loss), net of tax	—	—	—	211	—	211	(2)	209
Common stock issued (including share-based compensation impacts)	—	177	—	—	—	177	—	177
Treasury stock/other	—	—	—	—	(145)	(145)	(2)	(147)
Cash dividends declared	—	—	(2,780)	—	—	(2,780)	(5)	(2,785)
Balance at September 30, 2016	$41	$21,598	$17,013	$(6,046)	$(1,122)	$31,484	$15	$31,499

Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	5,505	—	—	5,505	2	5,507
Other comprehensive income/(loss), net of tax	—	—	—	(607)	—	(607)	—	(607)
Common stock issued (including share-based compensation impacts)	1	265	—	—	—	266	—	266
Treasury stock/other	—	—	—	—	(129)	(129)	(4)	(133)
Cash dividends declared	—	—	(1,785)	—	—	(1,785)	(6)	(1,791)
Balance at September 30, 2015	$41	$21,354	$13,142	$(5,872)	$(977)	$27,688	$19	$27,707

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

Change in presentation. Our core Automotive business includes the designing, manufacturing, marketing, and servicing of a full line of Ford cars, trucks, SUVs, and electrified vehicles, as well as Lincoln luxury vehicles. We provide vehicle-related financing and leasing activities through Ford Motor Credit Company LLC (“Ford Credit”). At the same time, we are pursuing emerging opportunities in connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics.
Prior to the second quarter of 2016, we presented our financial statements on both a consolidated basis and on a “sector” basis for our Automotive and Financial Services sectors. With our expansion into mobility services, including the formation in March 2016 of the Ford Smart Mobility LLC subsidiary, we reevaluated our disclosures and concluded we should eliminate our two-sector financial presentation and, reflecting the manner in which our Chief Operating Decision Maker manages our business, changed our segment presentation beginning with the second quarter of 2016 to be Automotive, Financial Services, and All Other. See Note 3 for a description of our segment presentation.
In addition, as a result of the elimination of our two-sector financial presentation, at June 30, 2016 we changed the presentation of our consolidated balance sheet and certain notes to the consolidated financial statements to classify our assets and liabilities as current or non-current. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We are assessing the potential impact to our financial statements and disclosures.

ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued a new accounting standard which simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. We will adopt the standard effective January 1, 2017 by recognizing a one-time adjustment to retained earnings and deferred tax assets related to cumulative excess tax benefits previously unrecognized. We will also change classification of tax-related items on the consolidated statement of cash flows.

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

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We plan to adopt the new revenue guidance effective January 1, 2017 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We do not expect a material impact to our financial statements or disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SEGMENT INFORMATION

In conjunction with our expanded business model to become an automotive, financial services, and mobility company, beginning with the second quarter of 2016, we changed our reportable segment disclosures. Reflecting the manner in which our Chief Operating Decision Maker manages our businesses, including resource allocation and performance assessment, we have four operating segments that represent the primary businesses reported in our consolidated financial statements. These operating segments are: Automotive, Financial Services, Ford Smart Mobility LLC, and Central Treasury Operations.

Automotive and Financial Services comprise separate reportable segments. Ford Smart Mobility LLC and Central Treasury Operations did not meet the quantitative thresholds in this reporting period to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as All Other. Prior-period amounts were adjusted retrospectively to reflect the change to our reportable segments.
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

All Other

All Other is a combination of operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC. The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment), interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending, are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
Third Quarter 2016
Revenues	$33,331	$2,612	$—	$—	$—		$35,943
Pre-tax results - income/(loss)	1,084	552	(223)	(26)	—		1,387
Equity in net income/(loss) of affiliated companies	395	8	—	—	—		403
Cash, cash equivalents, and marketable securities	24,300	9,855	10	—	—		34,165
Total assets	97,269	142,979	67	—	(5,352)	(a)	234,963
Debt	13,147	124,077	—	—	—		137,224
Operating cash flows	(1,954)	5,953	—	—	1,161	(b)	5,160

Third Quarter 2015
Revenues	$35,818	$2,326	$—	$—	$—		$38,144
Pre-tax results - income/(loss)	2,762	526	(163)	166	—		3,291
Equity in net income/(loss) of affiliated companies	306	8	—	—	—		314
Cash, cash equivalents, and marketable securities	22,177	9,670	—	—	—		31,847
Total assets	92,873	130,626	—	—	(3,921)	(a)	219,578
Debt	12,798	113,627	—	—	—		126,425
Operating cash flows	2,787	2,167	—	—	1,501	(b)	6,455

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
First Nine Months 2016
Revenues	$105,520	$7,626	$—	$—	$—		$113,146
Pre-tax results - income/(loss)	7,380	1,436	(573)	(330)	—		7,913
Equity in net income/(loss) of affiliated companies	1,319	23	—	—	—		1,342
Operating cash flows	4,917	8,761	—	—	3,316	(b)	16,994

First Nine Months 2015
Revenues	$102,723	$6,584	$—	$—	$—		$109,307
Pre-tax results - income/(loss)	7,246	1,486	(542)	166	—		8,356
Equity in net income/(loss) of affiliated companies	1,213	24	—	—	—		1,237
Operating cash flows	5,199	5,329	—	—	3,550	(b)	14,078
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

(b)
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table below quantifies these reconciling adjustments to Net cash provided by/(used in) operating activities for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Automotive capital spending	$1,696	$1,819	$4,879	$5,324
Net cash flows from non-designated derivatives	(246)	119	(322)	90
Funded pension contributions	(246)	(89)	(835)	(942)
Separation payments	(40)	(90)	(198)	(600)
Other	(3)	(258)	(208)	(322)
Total operating cash flow adjustments	$1,161	$1,501	$3,316	$3,550

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables categorize the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

		September 30, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$599	$—	$—	$599
U.S. government agencies	2	—	4	—	4
Non-U.S. government and agencies	2	551	280	—	831
Corporate debt	2	60	50	—	110
Total marketable securities classified as cash equivalents		1,210	334	—	1,544
Cash, time deposits, and money market funds		6,445	5,341	10	11,796
Total cash and cash equivalents		$7,655	$5,675	$10	$13,340

Marketable securities
U.S. government	1	$3,982	$1,724	$—	$5,706
U.S. government agencies	2	3,284	1,354	—	4,638
Non-U.S. government and agencies	2	5,423	520	—	5,943
Corporate debt	2	3,709	540	—	4,249
Equities	1	198	—	—	198
Other marketable securities	2	49	42	—	91
Total marketable securities		$16,645	$4,180	$—	$20,825

		December 31, 2015
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$115	$—	$—	$115
U.S. government agencies	2	22	—	—	22
Non-U.S. government and agencies	2	173	266	—	439
Corporate debt	2	20	—	—	20
Total marketable securities classified as cash equivalents		330	266	—	596
Cash, time deposits, and money market funds		5,056	8,620	—	13,676
Total cash and cash equivalents		$5,386	$8,886	$—	$14,272

Marketable securities
U.S. government	1	$1,623	$298	$—	$1,921
U.S. government agencies	2	5,240	1,169	—	6,409
Non-U.S. government and agencies	2	7,451	832	—	8,283
Corporate debt	2	3,279	384	—	3,663
Equities	1	240	—	—	240
Other marketable securities	2	348	40	—	388
Total marketable securities		$18,181	$2,723	$—	$20,904

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following tables present cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities on our balance sheet (in millions):

	September 30, 2016
					Fair Value of Securities with Contractual Maturities:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Less than 1 Year	1-5 Years
Automotive
U.S. government	$447	$—	$—	$447	$—	$447
U.S. government agencies	100	—	—	100	—	100
Non-U.S. government and agencies	77	—	—	77	—	77
Corporate debt	337	—	—	337	247	90
Total	$961	$—	$—	$961	$247	$714

	December 31, 2015
					Fair Value of Securities with Contractual Maturities:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Less than 1 Year	1-5 Years
Automotive
U.S. government	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Non-U.S. government and agencies	82	—	(12)	70	—	70
Corporate debt	—	—	—	—	—	—
Total	$82	$—	$(12)	$70	$—	$70

Sales proceeds for investments classified as AFS and sold prior to maturity were $69 million and $0 for the nine months ended September 30, 2016 and 2015, respectively. Gross realized gains from the sale of AFS securities were $1 million and $0 for the nine months ended September 30, 2016 and 2015, respectively. There were no gross realized losses from the sale of AFS securities for the nine months ended September 30, 2016 and 2015.

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the nine months ended September 30, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	September 30, 2016	December 31, 2015
Consumer
Retail financing, gross	$67,894	$62,068
Unearned interest supplements	(2,785)	(2,119)
Consumer finance receivables	65,109	59,949
Non-Consumer
Dealer financing	30,533	31,115
Non-Consumer finance receivables	30,533	31,115
Total recorded investment	$95,642	$91,064

Recorded investment in finance receivables	$95,642	$91,064
Allowance for credit losses	(478)	(373)
Finance receivables, net	$95,164	$90,691

Current portion	$45,550	$45,137
Non-current portion	49,614	45,554
Finance receivables, net	$95,164	$90,691

Net finance receivables subject to fair value (a)	$93,033	$88,876
Fair value	94,327	90,048
__________

(a)
At September 30, 2016 and December 31, 2015, excludes $2.1 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at September 30, 2016 and December 31, 2015, was $206 million and $209 million, respectively, of accrued uncollected interest, which are reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at September 30, 2016 and December 31, 2015 were consumer receivables of $29.9 billion and $27.6 billion, respectively, and non-consumer receivables of $23.3 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $16 million at September 30, 2016 and December 31, 2015, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at September 30, 2016 and December 31, 2015, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	September 30, 2016	December 31, 2015
Consumer
31-60 days past due	$652	$708
61-90 days past due	112	108
91-120 days past due	36	27
Greater than 120 days past due	39	38
Total past due	839	881
Current	64,270	59,068
Consumer finance receivables	65,109	59,949

Non-Consumer
Total past due	71	116
Current	30,462	30,999
Non-Consumer finance receivables	30,533	31,115
Total recorded investment	$95,642	$91,064

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2016	December 31, 2015
Dealer Financing
Group I	$23,162	$22,146
Group II	5,847	7,175
Group III	1,399	1,683
Group IV	125	111
Total recorded investment	$30,533	$31,115

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2016 and December 31, 2015 was $366 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2016 and December 31, 2015 was $140 million, or 0.5% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2016			First Nine Months 2016
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$432	$17	$449	$357	$16	$373
Charge-offs	(108)	(5)	(113)	(304)	(7)	(311)
Recoveries	29	1	30	89	4	93
Provision for credit losses	112	1	113	323	1	324
Other (a)	(1)	—	(1)	(1)	—	(1)
Ending balance (b)	$464	$14	$478	$464	$14	$478

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$445	$12	$457
Specific impairment allowance				19	2	21
Ending balance (b)				464	14	478

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				64,743	30,393	95,136
Specifically evaluated for impairment				366	140	506
Recorded investment				65,109	30,533	95,642

Ending balance, net of allowance for credit losses				$64,645	$30,519	$95,164
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $541 million.

	Third Quarter 2015			First Nine Months 2015
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$322	$13	$335	$305	$16	$321
Charge-offs	(85)	(2)	(87)	(235)	(3)	(238)
Recoveries	29	1	30	90	4	94
Provision for credit losses	80	2	82	190	(2)	188
Other (a)	(4)	—	(4)	(8)	(1)	(9)
Ending balance (b)	$342	$14	$356	$342	$14	$356

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$323	$12	$335
Specific impairment allowance				19	2	21
Ending balance (b)				342	14	356

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				58,749	26,311	85,060
Specifically evaluated for impairment				375	129	504
Recorded investment				59,124	26,440	85,564

Ending balance, net of allowance for credit losses				$58,782	$26,426	$85,208
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $403 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 32% and 27% of total inventories at September 30, 2016 and December 31, 2015, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	September 30, 2016	December 31, 2015
Raw materials, work-in-process, and supplies	$4,335	$4,005
Finished products	6,823	5,254
Total inventories under FIFO	11,158	9,259
LIFO adjustment	(939)	(940)
Total inventories	$10,219	$8,319

NOTE 8. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	September 30, 2016	December 31, 2015
Current
Dealer and dealers’ customer allowances and claims	$9,050	$8,122
Deferred revenue	4,715	4,675
Employee benefit plans	1,505	1,562
Accrued interest	761	840
OPEB	357	354
Pension (a)	268	249
Other	2,875	3,287
Total current other liabilities and deferred revenue	$19,531	$19,089
Non-current
Pension (a)	$9,024	$9,543
OPEB	5,362	5,347
Dealer and dealers’ customer allowances and claims	3,146	2,731
Deferred revenue	3,639	3,285
Employee benefit plans	1,112	1,041
Other	1,369	1,510
Total non-current other liabilities and deferred revenue	$23,652	$23,457
__________

(a)
Balances at September 30, 2016 reflect pension liabilities at December 31, 2015, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2015. Included in Other assets are pension assets of $2.3 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax expense for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$128	$147	$116	$133	$13	$15
Interest cost	381	454	190	236	49	59
Expected return on assets	(673)	(732)	(329)	(372)	—	—
Amortization of prior service costs/(credits)	43	38	9	13	(35)	(51)
Net remeasurement (gain)/loss	—	—	—	—	—	—
Separation programs/other	6	4	16	11	(1)	—
Net periodic benefit cost/(income)	$(115)	$(89)	$2	$21	$26	$23

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2015	2016	2015	2016	2015
Service cost	$383	$440	$358	$401	$37	$45
Interest cost	1,143	1,363	587	707	146	178
Expected return on assets	(2,020)	(2,196)	(1,018)	(1,116)	—	—
Amortization of prior service costs/(credits)	128	116	28	36	(106)	(154)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	9	6	88	30	(1)	1
Net periodic benefit cost/(income)	$(357)	$(271)	$54	$58	$76	$70

Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and OPEB plans that utilize a yield curve approach. We now apply the specific spot rates along the yield curve to the relevant cash flows instead of using a single effective discount rate. Service and interest costs in the third quarter and first nine months were about $145 million lower and about $435 million lower, respectively, with the new method than they would have been under the prior method.

Pension Plan Contributions

During 2016, we expect to contribute about $1.2 billion from cash and cash equivalents to our worldwide funded pension plans (including discretionary contributions of about $100 million), down about $300 million from our previous plan due to recalendarization of contributions into 2017, and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.5 billion. In the first nine months of 2016, we contributed about $800 million to our worldwide funded pension plans and made about $200 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

The carrying value of Automotive and Financial Services debt was as follows (in millions):

Automotive	September 30, 2016	December 31, 2015
Debt payable within one year
Short-term	$1,169	$818
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	765	370
Unamortized (discount)/premium	(53)	—
Total debt payable within one year	2,472	1,779
Long-term debt payable after one year
Public unsecured debt securities	6,594	6,594
DOE ATVM Incentive Program	2,799	3,242
Other debt	1,678	1,696
Adjustments
Unamortized (discount)/premium	(338)	(412)
Unamortized issuance costs	(58)	(60)
Total long-term debt payable after one year	10,675	11,060
Total Automotive	$13,147	$12,839

Fair value of Automotive debt (a)	$15,158	$14,199

Financial Services
Debt payable within one year
Short-term	$12,953	$12,123
Long-term payable within one year
Unsecured debt	12,586	10,241
Asset-backed debt	19,263	18,855
Adjustments
Unamortized (discount)/premium	(4)	(5)
Unamortized issuance costs	(20)	(18)
Fair value adjustments (b)	23	—
Total debt payable within one year	44,801	41,196
Long-term debt payable after one year
Unsecured debt	53,985	49,193
Asset-backed debt	24,477	29,390
Adjustments
Unamortized (discount)/premium	(5)	(24)
Unamortized issuance costs	(213)	(198)
Fair value adjustments (b)	1,032	458
Total long-term debt payable after one year	79,276	78,819
Total Financial Services	$124,077	$120,015

Fair value of Financial Services debt (a)	$126,175	$121,170
__________

(a)
The fair value of debt includes $941 million and $560 million of Automotive short-term debt and $12.5 billion and $10.3 billion of Financial Services short-term debt at September 30, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Cash flow hedges (a)
Reclassified from AOCI to net income	$202	$(60)	$335	$(196)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	95	94	292	271
Ineffectiveness (b)	(1)	10	21	6
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	29	65	61	210
Cross-currency interest rate swap contracts	128	63	463	75
Interest rate contracts	21	(22)	(70)	(83)
Commodity contracts	3	(22)	7	(47)
Total	$477	$128	$1,109	$236
__________

(a)
For the third quarter and first nine months of 2016, a $340 million gain and a $887 million gain, respectively, were recorded in Other comprehensive income. For the third quarter and first nine months of 2015, a $453 million gain and a $86 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the third quarter and first nine months of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $228 million loss and $655 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $227 million gain and $634 million loss, respectively. For the third quarter and first nine months of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $373 million gain and $345 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $363 million loss and $339 million loss, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	September 30, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange and commodity contracts	$16,775	$818	$136	$12,593	$522	$366
Fair value hedges
Interest rate contracts	36,215	1,217	—	28,964	670	16
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,267	352	129	21,108	426	242
Cross-currency interest rate swap contracts	3,765	383	—	3,137	73	111
Interest rate contracts	61,650	142	122	62,638	159	112
Commodity contracts	525	10	4	643	2	26
Total derivative financial instruments, gross (a) (b)	$136,197	$2,922	$391	$129,083	$1,852	$873

Current portion		$1,395	$297		$1,209	$692
Non-current portion		1,527	94		643	181
Total derivative financial instruments, gross		$2,922	$391		$1,852	$873
__________

(a)	At September 30, 2016 and December 31, 2015, the net obligation to return cash collateral was $13 million and $0, respectively.

(b)
At September 30, 2016 and December 31, 2015, the fair value of assets and liabilities available for counterparty netting was $347 million and $733 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Foreign currency translation
Beginning balance	$(3,691)	$(2,371)	$(3,570)	$(2,438)
Gains/(Losses) on foreign currency translation	(183)	(883)	(271)	(816)
Less: Tax/(Tax benefit)	—	—	—	—
Net gains/(losses) on foreign currency translation	(183)	(883)	(271)	(816)
(Gains)/Losses reclassified from AOCI to net income (a)	—	—	(33)	—
Other comprehensive income/(loss), net of tax	(183)	(883)	(304)	(816)
Ending balance	$(3,874)	$(3,254)	$(3,874)	$(3,254)

Marketable securities
Beginning balance	$—	$—	$(6)	$—
Gains/(Losses) on available for sale securities	—	—	11	—
Less: Tax/(Tax benefit)	—	—	—	—
Net gains/(losses) on available for sale securities	—	—	11	—
(Gains)/Losses reclassified from AOCI to net income	—	—	(1)	—
Less: Tax/(Tax benefit)	—	—	4	—
Net (gains)/losses reclassified from AOCI to net income	—	—	(5)	—
Other comprehensive income/(loss), net of tax	—	—	6	—
Ending balance	$—	$—	$—	$—

Derivative instruments
Beginning balance	$421	$(329)	$64	$(163)
Gains/(Losses) on derivative instruments	340	453	887	86
Less: Tax/(Tax benefit)	87	196	181	86
Net gains/(losses) on derivative instruments	253	257	706	—
(Gains)/Losses reclassified from AOCI to net income	(202)	60	(335)	196
Less: Tax/(Tax benefit)	(48)	(57)	(85)	(12)
Net (gains)/losses reclassified from AOCI to net income (b)	(154)	117	(250)	208
Other comprehensive income/(loss), net of tax	99	374	456	208
Ending balance	$520	$45	$520	$45

Pension and other postretirement benefits
Beginning balance	$(2,706)	$(2,796)	$(2,745)	$(2,664)
Amortization and recognition of prior service costs/(credits) (c)	17	—	50	(2)
Less: Tax/(Tax benefit)	7	(86)	17	(9)
Net prior service costs/(credits) reclassified from AOCI to net income	10	86	33	7
Translation impact on non-U.S. plans	4	47	20	(6)
Other comprehensive income/(loss), net of tax	14	133	53	1
Ending balance	$(2,692)	$(2,663)	$(2,692)	$(2,663)

Total AOCI ending balance at September 30	$(6,046)	$(5,872)	$(6,046)	$(5,872)
__________

(a)	Reclassified to Non-Financial Services interest income and other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $548 million. See Note 11 for additional information.

(c)	Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost. See Note 9 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services interest income and other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Investment-related interest income	$50	$60	$163	$161
Interest income/(expense) on income taxes	9	—	8	1
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(13)	189	52	146
Gains/(Losses) on changes in investments in affiliates	(1)	—	180	18
Royalty income	174	149	494	448
Other	109	48	224	134
Total	$328	$446	$1,121	$908

Financial Services

The amounts included in Financial Services other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Investment-related interest income	$18	$19	$57	$58
Interest income/(expense) on income taxes	(2)	(3)	11	(9)
Insurance premiums earned	38	32	118	97
Other	78	49	119	95
Total	$132	$97	$305	$241

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

NOTE 15. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$957	$2,192	$5,379	$5,505
Diluted income	957	2,192	5,379	5,505

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,974	3,969	3,972	3,968
Net dilutive options and unvested restricted stock units	26	30	25	34
Diluted shares	4,000	3,999	3,997	4,002

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	September 30, 2016	December 31, 2015
Maximum potential payments	$227	$284
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	23

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

We recognize the benefit from a recovery of the costs associated with our warranty and field service actions when specifics of the recovery have been agreed with our supplier and the amount of the recovery is virtually certain. Recoveries are reported in Trade and other receivables and Other assets.

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2016	2015
Beginning balance	$4,558	$4,785
Payments made during the period	(2,464)	(2,036)
Changes in accrual related to warranties issued during the period	1,704	1,523
Changes in accrual related to pre-existing warranties	1,088	495
Foreign currency translation and other	42	(192)
Ending balance	$4,928	$4,575

Revisions to our estimated costs are reported as Changes in accrual related to pre-existing warranties in the table above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the condensed consolidated statement of cash flows and the consolidated statement of equity for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
October 27, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our core business includes designing, manufacturing, marketing, and servicing a full line of Ford cars, trucks, and SUVs, as well as Lincoln luxury vehicles. To expand our business model, we are aggressively pursuing emerging opportunities with investments in electrification, autonomy, and mobility. We provide financial services through Ford Credit.
In conjunction with our expanded business model to become an automotive, financial services, and mobility company, beginning with the second quarter of 2016, we changed our reportable segments. Prior-period amounts have been adjusted retrospectively to reflect the reportable segment change. See Note 3 of the Notes to the Financial Statements for additional information.

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

•
Ford Credit Managed Receivables (Most Comparable GAAP Measure: Net Finance Receivables plus Net Investment in Operating Leases) – Measure of Ford Credit’s total net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The measure is useful to management and investors as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue.

•
Ford Credit Managed Leverage (Most Comparable GAAP Measure: Financial Statement Leverage) – Ford Credit’s debt-to-equity ratio adjusted (i) to exclude cash, cash equivalents, and marketable securities (other than amounts related to insurance activities), and (ii) for derivative accounting. The measure is useful to investors because it reflects the way Ford Credit manages its business. Cash, cash equivalents, and marketable securities are deducted because they generally correspond to excess debt beyond the amount required to support operations and on-balance sheet securitization transactions. Derivative accounting adjustments are made to asset, debt, and equity positions to reflect the impact of interest rate instruments used with Ford Credit’s term-debt issuances and securitization transactions. Ford Credit generally repays its debt obligations as they mature, so the interim effects of changes in market interest rates are excluded in the calculation of managed leverage.

See “GAAP Reconciliations to Non-GAAP Financial Measures” section in this Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Total Company

Net income attributable to Ford. The chart below shows our third quarter 2016 net income attributable to Ford.

TOTAL COMPANY

3Q 2016 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$957
$1,084
$552
$(223)
$(26)
$(426)
$4

		Pre-Tax Results					
	Total Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling interests
B / (W) 3Q 2015	$(1,235)	$(1,678)	$26	$(60)	$(192)	$673	$4

Net income attributable to Ford in the third quarter of 2016 was $957 million or $0.24 earnings per share of Common and Class B Stock, a decrease of $1.2 billion or $0.31 per share from the third quarter of 2015. Third quarter 2016 pre-tax results of our Automotive segment, Financial Services segment, All Other, Special Items, and Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue in the third quarter of 2016 was $35.9 billion, $2.2 billion lower than a year ago.

Equity. At September 30, 2016, total equity attributable to Ford was $31.5 billion, an increase of $2.9 billion compared with December 31, 2015. The detail for this change is shown below (in billions):

Higher/(Lower)
Net income	$5.4
Dividends	(2.8)
Other comprehensive income	0.2
Compensation-related equity issuances	0.2
Treasury stock share repurchases	(0.1)
Total	$2.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our third quarter 2016 total Company adjusted pre-tax results and pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other, which is mainly net interest expense.

TOTAL COMPANY

3Q 2016 ADJUSTED PRE-TAX RESULTS (MILS)

$1,084
$1,413
$1,262
$(295)
$138
$(152)
$131
$552
$(223)
Automotive Segment
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Financial Services Segment
All Other

B / (W) 3Q 2015	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Financial Services Segment	All Other
	$(1,712)	$(1,647)	$(132)	$129	$(137)	$109	$26	$(60)

Automotive segment PBT driven by NA, Europe and record 3Q in AP

Strong Financial Services profit

All Other primarily net interest expense

Our total Company adjusted pre-tax profit was $1.4 billion in the third quarter of 2016, higher than our guidance of about $1 billion. This reflects favorable calendarization of marketing accruals in the United States and cost performance, all of which will be offset in the fourth quarter of 2016. Automotive results were driven by North America, Europe, and a record third quarter pre-tax profit in Asia Pacific.

Financial Services pre-tax profit of $552 million included strong performance at Ford Credit, which earned a pre-tax profit of $567 million.

As shown below the chart, our Automotive segment results were $1.7 billion lower than a year ago while our Financial Services segment improved slightly compared to 2015.

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

The charts on the following pages detail third quarter 2016 key metrics and the change in third quarter 2016 pre-tax results compared with the third quarter of 2015 by causal factor for our Automotive segment by business unit.

References to Automotive segment and business unit records are since at least 2000.

AUTOMOTIVE SEGMENT

3Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
1,596
1,530
$35.8
$33.3
7.6%
7.5%
7.7%
3.3%
$2,762
$1,084
4%
7%
0.1 ppts
4.4 ppts
61%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
YTD: 4,860 4,944
$102.7 $105.5
7.4% 7.4%
7.1% 7.0%
$7,246 $7,380
2%
3%
-- ppts
0.1 ppts
2%

All key metrics lower than a year ago driven by NA

Wholesales down 4%; revenue down 7%

Global market share lower due to NA, SA and MEA

Global SAAR up 3%

Operating margin and Auto PBT down sharply

YTD metrics strong and about the same as last year

Shown above are the key market factors and financial metrics for our Automotive segment in the third quarter of 2016, which all declined from a year ago, consistent with expectations. The changes were driven by North America. Wholesale volumes were down 4%, more than explained by reductions in dealer stocks this year in North America and Europe versus increases a year ago. Automotive revenue was down 7% due to the lower volume.

Our global market share, at 7.5%, was down one-tenth of a percentage point compared to a year ago driven by lower market shares in North America, South America, and Middle East & Africa. Market share was flat in Europe and higher in Asia Pacific.

Global industry SAAR in the quarter was estimated to be 90.1 million units, an increase of 2.9 million units or 3% compared with a year ago; the increase was driven by Asia Pacific and Europe.

Automotive operating margin and pre-tax profit, at 3.3% and $1.1 billion, respectively, were both significantly lower than a year ago.

As shown below the chart, the Automotive key metrics in the first nine months of 2016 were strong, about the same as last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

3Q 2016 PRE-TAX RESULTS (MILS)

$2,762
$1,084
$(1,678)
Industry $ (57)
Share (229)
Stocks (759)
Mix / Other (51)
$(1,096)
Pricing $1,056
Incentives / Other (440)
$616
Material Excl. Commodities $(285)
Commodities 131
Warranty (599)
Other 145
$(608)
Engineering $(241)
Spending Related (152)
Other (152)
$(545)
$(105)
$60
Market Factors
Total Cost
3Q 2015
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower PBT driven by lower volume and higher warranty cost related to recall

Unfavorable dealer stocks due to stock reductions this year versus increases last year in NA and Europe

Net pricing higher, mainly NA

Shown above are the factors that contributed to the $1.7 billion decline in third quarter Automotive segment pre-tax profit. The lower profit is explained by lower volume, mainly the unfavorable changes in dealer stocks in North America and Europe, as well as higher warranty costs related to a recall. Net pricing was favorable, mainly in North America.

Cost of sales and Selling, administrative, and other expenses for the third quarter of 2016 and 2015 was $33 billion and $33.6 billion, respectively, a decrease of $600 million. Cost of sales and Selling, administrative, and other expenses for the first nine months of 2016 and 2015 was $100.8 billion and $97.4 billion, respectively, an increase of $3.4 billion. The detail for the third quarter and first nine months of 2016 change is shown below (in billions):

	2016 Lower/(Higher) 2015
	Third Quarter	First Nine Months
Volume and mix, exchange, and other	$1.8	$(2.5)
Contribution costs
Material excluding commodities	(0.3)	0.2
Commodities	0.1	1.0
Warranty	(0.6)	(0.8)
Other	0.1	0.3
Structural costs	(0.5)	(1.3)
Special items	—	(0.3)
Total	$0.6	$(3.4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

3Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
771
687
11%
$23.7
$21.8
8%
14.1%
13.6%
0.5 ppt
12.3%
5.8%
6.5 ppt
$2,909
$1,262
57%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

YTD:	2015	2016	Change
Wholesales	2,265	2,316	↑ 2%
Revenue	$67.0	$69.5	↑ 4%
Market Share	14.1%	14.2%	↑ 0.1 ppts
Operating Margin	10.9%	10.1%	↓ 0.8 ppts
Pre-Tax Results	$7,316	$7,045	↓ 4%

All key metrics lower than last year

Top line down due to lower volume – unfavorable stock changes and lower market share and industry

NA market share down due to U.S. retail (cars and SUVs) and fleet (rental)

NA SAAR lower – U.S. down 0.5M units

YTD metrics strong, though mixed

Shown above are the third quarter 2016 key metrics for the North America business unit, which were lower in the quarter compared to a year ago.

The top line declined with wholesale volume down 11% and revenue down 8% from a year ago. Lower wholesales were driven by dealer stock reductions this year compared to an increase last year for F-150 following the Kansas City Assembly Plant launch, the launch effect of the all-new Super Duty, and aligning car production with demand.

Our North America market share was down five-tenths of a percentage point, with our U.S. share down by seven-tenths of a percentage point to 14%. The decrease was driven by lower retail sales of cars and utilities, as well as lower fleet sales, mainly rental. F-Series retail share was flat from a year ago. North America SAAR, at 21.8 million units, was down 200,000 units; U.S. SAAR, at 17.8 million units, was down 500,000 units.

Operating margin was 5.8%, down sharply from last year, and pre-tax profit was $1.3 billion, down $1.6 billion.

As shown below the chart, North America’s key metrics in the first nine months of 2016 were strong, though mixed from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA
3Q 2016 PRE-TAX RESULTS (MILS)

$2,909
$1,262
$(1,647)
Industry $(133)
Share (283)
Stocks (585)
Mix / Other (71)
$(1,072)
Pricing $ 663
Incentives / Other (115)
$548
Mat'l, Excl. Commodities $(296)
Commodities 95
Warranty (591)
Other 79
$(713)
Engineering $(112)
Spending Related (116)
Other (135)
$(363)
$ -
$(47)
Market Factors
Total Cost
3Q 2015
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower PBT driven by Super Duty launch, dealer stock reduction this year versus an increase last year for F-150, normalization of series mix on F-150 and previously announced door latch recall

U.S. ATPs increased more than industry average, driven by higher net pricing

As shown above, our third quarter 2016 pre-tax profit was $1.6 billion lower than a year ago, driven by the launch impact of our all-new Super Duty, the dealer stock reduction of F-150 versus the increase a year ago and normalization of series mix for F-150, and the previously announced door latch recall.

Net pricing was favorable for the first time in 2016. Average U.S. retail transaction prices were $1,300 per vehicle higher compared to a year ago, almost double the industry average increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

3Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
102
89
$1.6
$1.3
10.2%
9.4%
(10.3)%
(22.1)%
$(163)
$(295)
13%
15%
0.8 ppts
11.8 ppts
81%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD:
301 235
$4.6 $3.4
10.0% 8.9%
(11.7)% (23.9)%
$(537) $(816)
22%
25%
1.1 ppts
12.2 ppts
52%

3Q and YTD metrics down from a year ago as economic conditions remained challenging

Top line lower due to lower volume and unfavorable exchange

Market share lower due to Fiesta in Brazil

SA and Brazil SAARs declined at lowest pace this year

In South America, our results were negatively impacted by the difficult external conditions, including high inflation and unfavorable exchange in Argentina, and lower industry volume in Brazil.

The top line was lower with wholesales down 13% and revenue down 15%, reflecting lower industry and market share, and weaker local currencies.

Our market share for the region, at 9.4%, was down eight-tenths of a percentage point due to Fiesta in Brazil. Industry SAAR for the region, at 3.6 million units, was 400,000 units lower than a year ago, due to Brazil.

Operating margin and pre-tax results for the region were both lower than a year ago.

As shown below the chart, each of South America’s key metrics in the first nine months of 2016 was lower than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

3Q 2016 PRE-TAX RESULTS (MILS)

$(163)
$(295)
$(132)
$(56)
Industry $ (7)
Share (22)
Stocks/Other (27)
$(176)
$96
$(3)
$7
3Q 2015
3Q 2016
Volume / Mix
Economics / Exchange Net of Pricing
Cost Performance
Balance Sheet
Other

Higher loss driven by unfavorable effects of inflation and weaker local currencies exceeding higher net pricing

Cost performance continued to be favorable

As shown above, the higher loss in South America in the third quarter of 2016 was more than explained by the unfavorable effects of high local inflation and weaker local currencies exceeding higher net pricing. This was offset partially by continued progress in reducing costs, including further workforce reductions as we optimized our manufacturing plant operating patterns.

Our team is continuing its work to further improve the cost structure of the business and identify revenue opportunities. Importantly, we are now seeing some key economic indicators beginning to improve, although still in negative territory, suggesting we may have passed the trough of the current economic cycle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

3Q 2016 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
375
320
$7.0
$6.3
7.9%
7.9%
0.1%
2.2%
$9
$138
15%
10%
-- ppts
2.1 ppts
1,433%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

	Wholesales 2015	Wholesales 2016	Revenue 2015	Revenue 2016	Market Share 2015	Market Share 2016	Operating Margin 2015	Operating Margin 2016	Pre-Tax Results 2015	Pre-Tax Results 2016
YTD:	1,140	1,149	$20.9	$21.3	7.7%	7.7%	0.6%	4.9%	$128	$1,039
	1%		2%		-- ppts		4.3 ppts		712%	

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 19,000 units in 3Q 2015 and 15,000 units in 3Q 2016). 2015 YTD includes about 5,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these sales

Best 3Q PBT since 2007 with operating margin and PBT up sharply YOY

Top line decline due to volume

Europe SAAR higher

Market share flat, but commercial vehicles up sharply

YTD PBT exceeds $1 billion with operating margin of 4.9%

Shown above are the third quarter 2016 key metrics for Europe, where we delivered our best third quarter pre-tax profit since 2007, with pre-tax profit and operating margin up sharply from a year ago. The top-line declined from a year ago with wholesale volume down 15% and revenue down 10%, driven by lower volume.

Our market share, at 7.9%, was flat from a year ago. Ford remained Europe’s best selling commercial vehicle brand in the third quarter of 2016 with improved share from a year ago. Europe SAAR, at 20.1 million units, was 4% higher than in the third quarter of 2015.

Our operating margin, at 2.2%, was up 2.1 percentage points from a year ago, and pre-tax profit was $138 million, up $129 million.

As shown below the chart, each of Europe’s key metrics in the first nine months of 2016 improved except market share which was flat, with pre-tax profit exceeding $1 billion and operating margin at 4.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

3Q 2016 PRE-TAX RESULTS (MILS)

$129
$9
$138
Industry $ 49
Share (10)
Stocks (225)
Mix / Other 110
$(76)
$20
$109
$(34)
$88
$22
Market Factors
Total Cost
3Q 2015
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

6th consecutive profitable quarter and 4th with YoY cost improvement

Most factors drove higher PBT; volume lower due to dealer stock reduction this year versus an increase a year ago

Stock reduction reflects actions to align production to expected demand following Brexit

As shown above, we delivered our sixth consecutive profitable quarter, with pre-tax profit $129 million higher in the third quarter of 2016 compared to a year ago, driven by improved cost performance, strong mix, and favorable balance sheet exchange.

We delivered our fourth consecutive quarter of year-over-year cost performance improvement, reflecting our continued focus on material cost reductions. Mix remains strong, driven by the strength of our products, including Ranger, Mustang, and Kuga, and increasing demand for our higher trim series across all major vehicle lines. Lower volume was a partial offset, reflecting a reduction in dealer stocks compared to an increase a year ago as we took actions to align production to expected demand following Brexit.

Although not shown above, our operations in Russia contributed meaningfully to Europe’s improved results in the third quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

3Q 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
42
36
$0.9
$0.8
4.4%
4.1%
(1.6)%
(19.0)%
$(15)
$(152)
14%
14%
0.3 ppts
17.4ppts
913%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
YTD:
133
120
$2.9
$2.7
4.4%
4.3%
0.6%
(8.7)%
$18
$(231)
10%
8%
0.1 ppts
9.3 ppts
$249

Unfavorable YOY change in most key metrics driven by external factors and performance in the Middle East

Share decline due to unfavorable market mix

YTD metrics lower across the board -- adverse external conditions and 3Q performance in the Middle East

Shown above are key metrics for the Middle East & Africa region for the third quarter of 2016, where our key metrics were down compared to a year ago, reflecting lower industry and market performance in the Middle East.

The top line in the third quarter of 2016 was down 14% from a year ago, driven primarily by lower wholesale volume. The decline in volume largely reflects stock adjustments in Saudi Arabia for lower industry and market performance. We are working with our distributor to improve our performance.

SAAR for the region, at 3.7 million units, was down 500,000 units from the third quarter of 2015. Within this, the markets where we participate declined 500,000 units. The markets where we do not participate, with Iran being the largest, were about the same as a year ago. Our market share for the region was 4.1%, down three-tenths of a percentage point due to unfavorable market mix. In markets where we participate, our market share was flat.

Middle East & Africa operating margin was negative 19%, down sharply from a year ago, reflecting lower volume and unfavorable exchange, primarily the South African rand.

As shown below the chart, each of the key metrics in the first nine months of 2016 was lower compared with a year ago, reflecting the impact of adverse external conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

3Q 2016 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
306
398
30%
$2.6
$3.1
16%
3.5%
4.0%
0.5 ppts
0.8%
4.3%
3.5 ppts
$22
$131
495%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD: 1,021 1,124
10%
$7.3 $8.6
17%
3.5% 3.7%
0.2 ppts
4.4% 4.0%
0.4 ppts
$321 $343
7%

Record 3Q PBT with strong YoY performance across the board

Top line up sharply – China and rest of AP

Market share up, driven by China

AP and China SAARs up

China JVs at $320M, up 26%; margin at 13.4%

YTD metrics improved except operating margin

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 221,000 units in 3Q 2015 and 296,000 units in 3Q 2016); revenue does not include these sales

In Asia Pacific, we delivered a record third quarter pre-tax profit with all key metrics improved compared to a year ago. Wholesale volume increased 30% and revenue from consolidated operations improved 16%, reflecting higher industry volume and strong performance from new products.

Asia Pacific SAAR was 40.9 million units, up 3.2 million units from the third quarter of 2015, mostly explained by a 2.8 million unit increase in China SAAR, estimated at 24.9 million units. This was driven by the government purchase tax incentive for vehicles with engine displacements of 1.6 liters or smaller. Asia Pacific market share was 4.0%, up five-tenths of a percentage point, with China share increasing five-tenths of a percentage point to 5.1%. The improvement in share was driven by strong C-car sales and new product introductions, including Taurus, the locally built Edge, Lincoln MKX, and Lincoln MKZ.

Asia Pacific operating margin was 4.3%, up 3.5 percentage points from a year ago, and pre-tax profit was $131 million, up $109 million. Our China joint ventures contributed $320 million to pre-tax profit, reflecting our equity share of the joint ventures’ after-tax earnings; this was $67 million higher than a year ago. The joint ventures’ net income margin was 13.4%, up seven-tenths of a percentage point.

As shown below the chart, all of our key metrics in the first nine months of 2016 improved compared with a year ago, except for operating margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

3Q 2016 PRE-TAX RESULTS (MILS)

Industry $73
Share 95
Stocks 90
Mix / Other (40)
$109
$22
$131
$218
$(80)
$46
$(121)
$(31)
$77
Manufacturing Incl. Vol. Related $(40)
Engineering (56)
Spending Related (27)
Other 2
Market Factors
Total Cost
3Q 2015
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Higher PBT driven by improvements outside China, as well as at China JVs

Higher volume the key factor driving profit improvement

As shown above, our third quarter record profit in Asia Pacific was up sharply compared with 2015. Volume and mix was up reflecting higher market share, favorable industry and the non-repeat of dealer stock reductions in China a year ago.

Lower net pricing compared to a year ago reflects continued negative pricing trends in China. In the quarter, the rate of negative pricing in China continued to slow since the fourth quarter of 2015. We continue to expect full year negative pricing for the industry.

Unfavorable cost performance was driven by cost increases to support higher volumes and continued investment for future product and regulatory actions; it includes the impact of plant launches during the second half of 2015. The investments in structural cost were offset partially by our continued focus on material cost efficiencies.

Unfavorable exchange reflects mainly the impact of the weaker Chinese yuan; the Company has a substantial net revenue exposure to this currency.

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

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in the estimate of the number of vehicles that will be returned to it and sold. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2015 Form 10-K Report

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

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit. The chart below details the key metrics for Ford Credit for third quarter of 2016.

FINANCIAL SERVICES SEGMENT – FORD CREDIT

3Q 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$117
$128
9%
$122
$134
10%
$541
$567
5%
741
743
2 pts
0.13%
0.16%
3 bps
0.34%
0.45%
11 bps
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD: $1,530 $1,481
3%
740 739
1 pt
0.12% 0.14%
2 bps
0.30% 0.42%
12 bps

Best quarterly PBT since 2011 and up YOY; YTD profit of $1.5 billion

Receivables up YOY, in line with expectations

Portfolio performance robust despite higher LTRs

Disciplined and consistent originations, servicing and collections

* See "GAAP Reconciliations to Non-GAAP Financial Measures" section for reconciliation to GAAP

In the third quarter of 2016, Ford Credit’s pre-tax profit was strong – the best quarterly profit since 2011 – and receivables were higher than a year ago, in line with expectations. Portfolio performance remained robust. FICO scores remained consistent. The over-60-day delinquency ratio of 16 basis points in the third quarter of 2016 continued at the low end of Ford Credit’s historical experience. The loss-to-receivables ratio of 45 basis points was up 11 basis points, also below, but approaching, Ford Credit’s historical experience. Originations, servicing, and collections practices remained disciplined and consistent.

As shown below the chart, Ford Credit’s year-to-date key metrics were unfavorable compared with a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

3Q 2016 PRE-TAX RESULTS (MILS)

$26
$541
$567
$128
$(33)
$(39)
$(44)
$(18)
$32
Charge-offs $(35)
Reserve (4)
Residual Gains / (Losses) $4
Supplemental Depreciation (48)
Derivatives Market Valuation $41
Other (9)
3Q 2015
3Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Higher profit driven by receivables growth -- volume and mix

Credit losses normalizing with higher charge-offs

Outlook for lower auction values drove unfavorable lease residual performance

As shown above, Ford Credit's profit improvement of $26 million in the third quarter of 2016 is explained primarily by favorable volume, mix, and market valuation adjustments to derivatives. Partial offsets include unfavorable lease residual performance and higher credit losses. The favorable volume and mix was driven by growth in all products globally.

Lease residual performance reflects higher depreciation in North America related to expected lower auction values in the lease portfolio.

Credit loss performance primarily reflects higher charge-offs as a result of higher defaults and severities in North America. Credit losses have been at historically low levels for quite some time, and we continued to see credit losses increase toward more normal levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

U.S. AUTOMOTIVE FINANCING TRENDS

Off-Lease Auction Values (At 3Q16 Mix)

24-Month
$20,540
$20,080
$19,180
$19,320
$19,345
$19,110
$18,390
$17,830
$17,300
$17,600
$17,490
$17,255
36-Month
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Lease Share of Retail Sales

Industry*
27%
28%
29%
32%
31%
29%
22%
22%
22%
26%
23%
18%
Ford Credit
* Source: JD Power PIN
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Retail Contract Placement Terms

Average Retail Term
Retail ≥73 Months Mix
64 mo.
67 mo.
63 mo.
64 mo.
64 mo.
66 mo.
4%
3%
4%
3%
5%
3%
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

FICO and Higher Risk Mix

Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
740
741
741
732
741
743
6%
6%
6%
6%
6%
6%
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Lower auction values reflect higher supply and higher new vehicle incentives

Reduced lease share reflects outlook on used vehicle values

Longer-term financing remained a small part of business

Leasing is a great trade cycle management product, but lease share must be managed carefully to protect residuals. Our leasing strategy considers many factors including share, term, model mix, and geography to optimize sales, share, profits, and residuals.

Over the last several years, we have seen industry lease share grow with rising industry volumes. As a result, the supply of off-lease vehicles is higher and will continue to grow for the next several years. The increased supply of used vehicles, along with higher new vehicle incentives, is resulting in lower auction values, particularly in smaller, more fuel efficient vehicles given low fuel prices. We expect this trend to continue, and we are planning for lower auction values going forward.

Given significant industry growth in leasing and higher new vehicle incentives, we lowered our projection on residual values which makes the relative cost of leasing higher. As a result, Ford Credit’s lease share and lease placement volume in the third quarter of 2016 were lower compared to a year ago.

Ford Credit’s off-lease vehicle auction values in the third quarter of 2016 were lower than a year ago and slightly lower than the prior quarter, with 36-month off-lease auction values about $600 lower year-over-year. Ford Credit’s auction performance has been consistent with the industry when comparing similar vehicle age and segment.

On longer-term financing, Ford Credit’s average retail term remains largely unchanged from last year, and retail contracts of 73 months and longer continued to be a relatively small part of Ford Credit’s business.

Finally, the average placement FICO score remained consistent with the second quarter and the same period last year, reflecting Ford Credit's consistent underwriting practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALL OTHER

All Other is a combination of operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC.

The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment), interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

Ford Smart Mobility LLC is a new subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC will design and build mobility services on its own, and collaborate with start-ups and tech companies.

Our third quarter 2016 All Other pre-tax results were a loss of $223 million, a $60 million greater loss compared with a year ago. This increase is more than explained by higher net interest expense and net losses on cash equivalents and marketable securities.

SPECIAL ITEMS

As detailed in Note 3 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to allocating them among the Automotive segment, Financial Services segment, and All Other. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

TOTAL COMPANY

SPECIAL ITEMS

(Mils, except amounts per share data)

	3Q		YTD		Memo:
	2015	2016	2015	2016	FY 2015
Pre-tax Special Items					
Separation-related actions	$ --	$ (17)	$ --	$ (293)	$ --
Japan / Indonesia market closure	--	(9)	--	(26)	--
Nemak IPO	166	--	166	--	150
Pension & OPEB remeasurement gains / (losses)	--	--	--	(11)	(698)
Total Pre-tax special items	$ 166	$ (26)	$ 166	$ (330)	$ (548)
Tax Special Items					
Net tax effect of Pre-tax special items	$ (58)	$ 9	$ (58)	$ 116	$ 205
Tax expense of entity restructurings	--	(69)	--	(243)	--
Total tax special items	$ (58)	$ (60)	$ (58)	$ (127)	$ 205
Memo:					
Special items impact on earnings per share	$ 0.03	$ (0.02)	$ 0.03	$ (0.11)	$ (0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TAXES

Our tax provision in the third quarter and first nine months of 2016 was $426 million and $2.5 billion, respectively, resulting in an effective tax rate of 30.7% and 31.9%, respectively.

Our third quarter and first nine months 2016 adjusted effective tax rate, which excludes special items, was 25.9% and 29.1%, respectively, 7.4 and 5 percentage points lower than a year ago. The lower adjusted effective tax rates through the first nine months of 2016 reflect tax benefits from legislation enacted December 18, 2015 making permanent the U.S. research and development tax credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET SUMMARY

(Bils)	2016 Sept. 30	2015 Dec. 31
Automotive Segment		
Cash, cash equivalents and marketable securities	**$ 24.3**	**$ 23.6**
Available credit lines*	**10.9**	**10.9**
Total liquidity	**$ 35.2**	**$ 34.5**
Debt	**$ 13.1**	**$ 12.8**
Cash net of debt	**11.2**	**10.8**
Ford Credit		
Managed Receivables**	**$ 134**	**$ 127**
Debt	**124**	**120**
Liquidity	**33**	**24**
Managed Leverage (to 1)**	**9.2**	**9.5**
Total Company Period End Balance Sheet Underfunded Status***		
U.S. pension	**$ 3.1**	**$ 3.7**
Non-U.S. pension	**3.9**	**4.5**
Total global pension	**$ 7.0**	**$ 8.2**
Total unfunded OPEB	**$ 5.7**	**$ 5.7**

* Total available committed Automotive credit lines (including local lines available to foreign affiliates)

** See "GAAP Reconciliations to Non-GAAP Financial Measures" section for Managed Receivables GAAP reconciliation and "Liquidity and Capital Resources" section for Managed Leverage GAAP reconciliation

Auto cash and liquidity balances strong

Ford Credit well capitalized with strong liquidity; balance sheet self liquidating

Funded pensions largely funded

Automotive Segment

Liquidity. One of our key priorities is to finance our plan and maintain a strong balance sheet, while at the same time having resources available to grow our core business and invest in emerging opportunities. Based on our planning assumptions, we believe that we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include cash, cash equivalents, and marketable securities (collectively, “Automotive cash”), Automotive liquidity, which includes Automotive cash and total available committed credit lines, and cash net of debt.

At September 30, 2016, we had $24.3 billion of Automotive cash, of which 85% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations, such as for pension contributions, debt maturities, capital investments, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Our Automotive cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments ranges from about 90 days to up to about one year, and is adjusted based on market conditions and liquidity needs. We monitor our Automotive cash levels and average maturity on a daily basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility for our Automotive business of about $10 billion to protect against exogenous shocks. Our corporate credit facility is discussed below. We assess the appropriate long-term target for total Automotive liquidity, comprised of Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At September 30, 2016, we had $35.2 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive cash are summarized below (in billions):

AUTOMOTIVE SEGMENT

CASH FLOW

(Bils)	3Q 2016	YTD 2016
Cash at end of period	$ 24.3	$ 24.3
Cash at beginning of period	27.2	23.6
Change in Cash	$ (2.9)	$ 0.7
Automotive Segment pre-tax profits	$ 1.1	$ 7.4
Capital spending	(1.7)	(4.9)
Depreciation and tooling amortization	1.2	3.4
Changes in working capital	(1.2)	0.1
All Other and timing differences	(1.4)	(1.1)
Automotive operating cash flow	$ (2.0)	$ 4.9
Separation payments	--	(0.2)
Transactions with other segments	(0.1)	(0.1)
Other, including acquisitions and divestitures	--	--
Cash flow before other actions	$ (2.1)	$ 4.6
Changes in debt	--	(0.2)
Funded pension contributions	(0.2)	(0.8)
Dividends / Other items	(0.6)	(2.9)
Change in Cash	$ (2.9)	$ 0.7

Negative 3Q operating cash flow due to unfavorable working capital and timing / other changes

Full year capital spending projected at about $7B

Dividend payments of $600M in the quarter

Now expect full year pension contributions of $1.2 billion

In managing our Automotive business, we classify changes in Automotive cash into operating, and other items. Operating items include: Automotive segment pre-tax profits, capital spending, which we report as an operating cash flow as it is a key contributor to our Automotive segment financial results, depreciation and tooling amortization, changes in working capital, and All Other and timing differences. Other items include: separation payments, transactions with other segments, acquisitions and divestitures, changes in Automotive debt, contributions to funded pension plans, and dividends paid to shareholders.

Third quarter 2016 Automotive operating cash flow was $2 billion negative, primarily reflecting the impact of lower production and dealer stocks on working capital and timing differences. First nine months 2016 Automotive operating cash flow was a strong $4.9 billion positive, more than explained by Automotive segment pre-tax profit.

Third quarter 2016 capital spending was $1.7 billion, and first nine months 2016 capital spending was $4.9 billion. Full year 2016 capital spending is expected to be about $7 billion. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to increase to about $9 billion annually by 2020.

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

Available Credit Lines. Total committed Automotive credit lines at September 30, 2016 were $11.9 billion, consisting of $10.4 billion of our corporate credit facility and $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates. At September 30, 2016, the utilized portion of the corporate credit facility was about $40 million, representing amounts utilized for letters of credit. At September 30, 2016, the utilized portion of local credit facilities was about $1 billion.

Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the corporate credit facility would be guaranteed by us.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P (each as defined under “Credit Ratings” below), the guarantees of certain subsidiaries will be required.

Debt. Total Automotive debt at September 30, 2016 was $13.1 billion, which is about $300 million higher than it was at December 31, 2015. The increase primarily reflects local funding in international markets and foreign currency exchange, offset partially by debt repayments.

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

The following chart shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$134
$5
$6
$44
$69
$6
$13
$9
Year-End 2014
Year-End 2015
3Q 2016
Securitized Funding as Pct. of Managed Receivables
38%
39%
33%

* See "GAAP Reconciliations to Non-GAAP Financial Measures" section for reconciliation to GAAP

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

*** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

Ford Credit’s managed receivables of $134 billion at the end of the third quarter of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 33%.

Ford Credit expects the mix of securitized funding to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage. Ford Credit expects this mix to be higher in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2014 and 2015, planned issuances for full-year 2016, and its global public term funding issuances through October 26, 2016, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN

(Bils)	2014 Actual	2015 Actual	2016 Forecast	2016 Through October 26
Unsecured				
- Ford Motor Credit	$8	$11	$9 - 10	$9
- Ford Credit Canada	2	1	1 - 2	1
- FCE Bank	3	4	3 - 4	3
- Rest of World*	0	0	1	0
Total Unsecured**	$13	$17	$14 - 16	$14
Securitizations***	15	13	12 - 13	12
Total Public**	$28	$30	$26 - 29	$26

Public term issuance nearly complete

YTD issuance weighted toward unsecured

Remain diversified across platforms and markets

* Includes issuance from Ford Automotive Finance (China), Ford Credit Mexico, Banco Ford (Brazil) and Ford Credit India

** Numbers may not sum due to rounding

*** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

For 2016, Ford Credit now projects full-year public term funding in the range of $26 billion to $29 billion. Through October 26, 2016, Ford Credit has completed $26 billion of public term issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2015	Jun. 30, 2016	Sep. 30, 2016	
Liquidity Sources				
Cash*	$11.2	$11.6	$9.2	
Committed ABS facilities**	33.2	36.0	35.6	Committed Capacity $41.0 billion
Other unsecured credit facilities	2.3	2.7	2.4	
Ford corporate credit facility allocation	3.0	3.0	3.0	
Total liquidity sources	$49.7	$53.3	$50.2	
Utilization of Liquidity				
Securitization cash***	$(4.3)	$(2.7)	$(2.6)	
Committed ABS facilities	(20.6)	(16.2)	(14.3)	
Other unsecured credit facilities	(0.8)	(0.7)	(0.1)	
Ford corporate credit facility allocation	-	-	-	
Total utilization of liquidity	$(25.7)	$(19.6)	$(17.0)	
Gross liquidity	$24.0	$33.7	$33.2	
Adjustments****	(0.5)	0.1	0.1	
Net liquidity available for use	$23.5	$33.8	$33.3	

* Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

** Committed asset-backed security ("ABS") facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England's Discount Window Facility

*** Used only to support on-balance sheet securitization transactions

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit has a target of at least $25 billion. As of September 30, 2016, Ford Credit’s liquidity available for use was up $9.8 billion from year-end 2015 and down $500 million from second quarter 2016.

As of September 30, 2016, Ford Credit’s liquidity remained strong at $33.3 billion. Its sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. As of September 30, 2016, Ford Credit’s liquidity sources including cash totaled $50.2 billion, up $500 million from year-end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The following chart shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Dec. 31, 2015	Jun. 30, 2016	Sep. 30, 2016
Leverage Calculation			
Total debt*	**$ 119.6**	**$ 126.3**	**$ 123.5**
Adjustments for cash**	**(11.2)**	**(11.6)**	**(9.2)**
Adjustments for derivative accounting***	**(0.5)**	**(1.3)**	**(1.0)**
Total adjusted debt	**$ 107.9**	**$ 113.4**	**$ 113.3**
Equity*****	**$ 11.7**	**$ 12.4**	**$ 12.7**
Adjustments for derivative accounting***	**(0.3)**	**(0.4)**	**(0.3)**
Total adjusted equity	**$ 11.4**	**$ 12.0**	**$ 12.4**
Financial statement leverage (to 1) (GAAP)	**10.2**	**10.2**	**9.7**
Managed leverage (to 1) (Non-GAAP)	**9.5**	**9.4**	**9.2**

* Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

*** Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2016, financial statement leverage was 9.7:1, and managed leverage was 9.2:1. Managed leverage is above the targeted range of 8:1 to 9:1, but continues to trend toward the target range.

Total Company

Pension Plans - Underfunded Balances. As of September 30, 2016, our total Company pension underfunded status reported on our balance sheet was $7 billion and reflects the net underfunded status at December 31, 2015 updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2015, and the reported number does not reflect the impact from the decline in interest rates throughout 2016.

As a result of our pension de-risking strategy, the sensitivity of our funded status to changes in interest rates has been significantly reduced, especially in the United States.  In Europe, however, where our de-risking is less advanced, lower Eurozone and U.K. bond yields will negatively impact our funded status. Based on our planning assumptions for asset returns, discount rates, and contributions, we expect a modest deterioration in our funded status at year-end 2016 compared to year-end 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Supplemental Financial Information

The tables below provide supplemental consolidating financial information. The data is presented by our reportable segments, Automotive and Financial Services. All Other and Adjustments include our operating segments that did not meet the quantitative threshold to qualify as a reportable segment, eliminations of intersegment transactions, deferred tax netting, and special items (if applicable). See Note 3 of the Notes to the Financial Statements for information regarding our segments.

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information, by segment, at September 30, 2016 (in millions):

Assets	Automotive	Financial Services	All Other and Adjustments	Consolidated
Cash and cash equivalents	$7,655	$5,675	$10	$13,340
Marketable securities	16,645	4,180	—	20,825
Financial Services finance receivables, net	—	45,550	—	45,550
Trade and other receivables, less allowances	4,481	5,548	—	10,029
Inventories	10,219	—	—	10,219
Other assets	2,372	1,180	—	3,552
Receivable from other segments	4	589	(593)	—
Total current assets	41,376	62,722	(583)	103,515

Financial Services finance receivables, net	—	49,614	—	49,614
Net investment in operating leases	2,235	26,961	—	29,196
Net property	32,106	151	—	32,257
Equity in net assets of affiliated companies	3,633	151	11	3,795
Deferred income taxes	13,125	141	(3,791)	9,475
Other assets	4,794	2,271	46	7,111
Receivable from other segments	—	968	(968)	—
Total assets	$97,269	$142,979	$(5,285)	$234,963

Liabilities	Automotive	Financial Services	All Other and Adjustments	Consolidated
Payables	$21,184	$1,200	$—	$22,384
Other liabilities and deferred revenue	18,550	974	7	19,531
Automotive debt payable within one year	2,472	—	—	2,472
Financial Services debt payable within one year	—	44,801	—	44,801
Payable to other segments	589	—	(589)	—
Total current liabilities	42,795	46,975	(582)	89,188

Other liabilities and deferred revenue	22,913	739	—	23,652
Automotive long-term debt	10,675	—	—	10,675
Financial Services long-term debt	—	79,276	—	79,276
Deferred income taxes	239	4,129	(3,791)	577
Payable to other segments	968	—	(968)	—
Total liabilities	$77,590	$131,119	$(5,341)	$203,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information, by segment, for the nine months ended September 30, 2016 (in millions):

Cash flows from operating activities	Automotive	Financial Services	All Other and Adjustments	Consolidated
Net cash provided by /(used in) operating activities	$8,233	$8,761	$—	$16,994

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(4,879)
Net cash flows from non-designated derivatives	322
Funded pension contributions	835
Separation payments	198
Other	208
Automotive Segment Operating Cash Flows	$4,917
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended September 30, 2016.

Cash flows from investing activities	Automotive	Financial Services	All Other and Adjustments	Consolidated
Capital spending	$(4,879)	$(33)	$—	$(4,912)
Acquisitions of finance receivables and operating leases	—	(43,746)	—	(43,746)
Collections of finance receivables and operating leases	—	30,254	—	30,254
Purchases of equity and debt securities	(16,249)	(5,794)	(6)	(22,049)
Sales and maturities of equity and debt securities	17,654	4,368	—	22,022
Settlements of derivatives	322	8	—	330
Other	148	(61)	(44)	43
Investing activity (to)/from other segments	63	—	(63)	—
Net cash provided by/(used in) investing activities	$(2,941)	$(15,004)	$(113)	$(18,058)

Cash flows from financing activities	Automotive	Financial Services	All Other and Adjustments	Consolidated
Cash dividends	$(2,780)	$—	$—	$(2,780)
Purchases of Common Stock	(145)	—	—	(145)
Net changes in short-term debt	252	948	—	1,200
Proceeds from issuance of other debt	330	31,626	—	31,956
Principal payments on other debt	(764)	(29,255)	—	(30,019)
Other	46	(90)	—	(44)
Financing activity to/(from) other segments	—	(123)	123	—
Net cash provided by/(used in) financing activities	$(3,061)	$3,106	$123	$168

Effect of exchange rate changes on cash and cash equivalents	$38	$(74)	$—	$(36)

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

The third quarter 2016 actual and fourth quarter 2016 forecast production volumes for our Automotive business units are as follows:

AUTOMOTIVE SEGMENT

PRODUCTION VOLUMES

(000)	2016			
	3Q Actual		4Q Forecast	
	Units	O / (U) 2015	Units	O / (U) 2015
North America	699	(93)	700	(100)
South America	88	3	77	10
Europe	289	(88)	350	(43)
Middle East & Africa	25	3	23	6
Asia Pacific	412	71	480	52
Total	1,513	(104)	1,630	(75)

Planned production consistent with guidance

Key drivers of 4Q YoY:

- **NA lower – matching production to demand and non repeat of F-150 stock build**
- **EU lower – matching production to demand and projected impact of Brexit on industry**
- **AP higher – new products and higher industry**

Production volumes above include Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Business Environment

Our view of the global business environment is as follows:

▪	Global growth outlook for 2016 remains modest at just under 3%

▪	Full year GDP outlook reduced for United States on weak first half data; consumer spending remains solid with vehicle sales at high plateau

▪	Europe growth steady; U.K. data improving after initial Brexit shock but tone heading into formal exit negotiations is driving a weaker sterling

▪	China growth still supported by consumer and services sector strength, with vehicle purchase tax reduction in place through year end

▪	Russia and Brazil economies show signs of bottoming out

2016 Planning Assumptions and Key Metrics

Based on the current economic environment, our industry and GDP planning assumptions for 2016 include the following:

INDUSTRY AND GDP PLANNING ASSUMPTIONS

	GDP Growth (Pct)			Industry (Mils)		
	2015	2016 Outlook		2015	2016 Outlook	
		Prior	Present		Prior	Present
Global	3.1%*	2.9 – 3.3%*	2.9%*	88.2	90.0 – 92.0	91.1
U.S.	2.6%	1.6%	1.6	17.8	17.8	17.8
Brazil	(3.8)%	(3.5)%	(3.5)%	2.6	2.1	2.0
Europe	1.2%	1.5%	1.5%	19.2	19.9	20.0
China	6.9%	6.7%	6.7%	23.5	25.7	26.1

Global GDP updated to low end of prior range

Global industry volume gains in 2016 driven by China and Europe

Outlook for industry volume raised for China and Europe and reduced for Brazil

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting

All in all, we see some risks to global GDP growth as policy uncertainty, including Brexit negotiations, adds to existing weakness in global trade flows and business investment spending. This is offset partially by a steady consumer sector in most major markets. We are updating our global GDP guidance to 2.9%, the low end of our prior range. For industry volumes, we are providing upward adjustments for China and Europe, with a small downward adjustment for Brazil.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 Business Unit and Total Company Guidance

2016 BUSINESS UNIT GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Plan	Outlook	2016 YTD Results
Automotive				
North America	$9,345M	≈ 2015	Lower	$7,045M
Operating Margin	10.2%	9.5% or Higher	Lower*	10.1%
South America	$(832)M	Loss > 2015	On Track	$(816)M
Europe	259M	> 2015	On Track	1,039M
Middle East & Africa	31M	≥ 2015	Lower	(231)M
Asia Pacific	765M	> 2015	Lower	343M
Ford Credit	2,086M	≥ 2015	Lower	1,481M
All Other	(796)M	≈ $(800)M	On Track	(573)M

* Higher than 9.5% excluding door latch recall

We continue to expect healthy returns from North America in 2016, with an operating margin in the 9% to 9.5% range. Excluding the door latch recall, the margin would exceed 9.5%, consistent with our original guidance for 2016. We continue to expect South America’s loss to be greater in 2016 than in 2015. In Europe, we continue to expect a significantly higher profit in 2016 compared to last year. In Middle East & Africa, we continue to expect a loss in 2016 compared to the small profit we earned last year. In Asia Pacific, we continue to expect a lower profit in 2016 than last year, driven by adverse China industry pricing and unfavorable exchange. For the full year, we continue to expect Ford Credit’s pre-tax profit to be about $1.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 COMPANY GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Plan	Outlook	2016 YTD Results
Total Company Adjusted Pre-Tax Results*	$10.8B	≥ 2015	≈ $10.2B	$8.2B
Adjusted EPS*	$1.93	≥ 2015	Lower	$1.46
Automotive Segment Revenue	$140.6B	≥ 2015	On Track	$105.5B
Automotive Segment Operating Margin	6.8%	≥ 2015	Lower	7.0%
Automotive Segment Operating Cash Flow	$7.3B	Strong, but < 2015	On Track	$4.9B
Adjusted Effective Tax Rate* (Pct)	28.6%	Low 30s	On Track	29.1%

* Excluding special items; see "GAAP Reconciliations to Non-GAAP Financial Measures" section for reconciliation to GAAP

Shown above is our 2016 Company Guidance, including guidance for total Company adjusted pre-tax results, which is a non-GAAP financial measure. We do not provide guidance on our net income, the comparable GAAP financial measure. Full-year net income will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year end, specifically pension and OPEB remeasurement gains and losses.

We have had a strong first nine months of the year, and we continue to expect 2016 full year total Company adjusted pre-tax profit to be about $10.2 billion – an outcome that would be our second best since 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAAP RECONCILIATIONS TO NON-GAAP FINANCIAL MEASURES

The following charts show GAAP reconciliations of our Non-GAAP financial measures for: Adjusted Pre-Tax Profit, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Financial Services Segment section of “Liquidity and Capital Resources.”

TOTAL COMPANY

NET INCOME RECONCILIATION TO ADJUSTED PRE-TAX PROFIT

(Mils)	3Q		YTD		Memo:
	2015	2016	2015	2016	FY 2015
Net income / (loss) attributable to Ford (GAAP)	$ 2,192	$ 957	$ 5,505	$ 5,379	$ 7,373
Income / (Loss) attributable to non-controlling interests	--	4	2	9	(2)
Net income	$ 2,192	$ 961	$ 5,507	$ 5,388	$ 7,371
Less: (Provision for) / Benefit from income taxes	(1,099)	(426)	(2,849)	(2,525)	(2,881)
Income before income taxes	$ 3,291	$ 1,387	$ 8,356	$ 7,913	$ 10,252
Less: Special items pre-tax	166	(26)	166	(330)	(548)
Adjusted pre-tax profit / (loss) (Non-GAAP)	$ 3,125	$ 1,413	$ 8,190	$ 8,243	$ 10,800

TOTAL COMPANY

EARNINGS PER SHARE RECONCILIATION TO ADJUSTED EARNINGS PER SHARE

	2016	
	3Q	YTD
Diluted After-Tax Results (Mils)		
Diluted After-tax results (GAAP)	$ 957	$ 5,379
Less: Impact of Pre-tax and tax special items	(86)	(457)
Adjusted Net Income (Non-GAAP)	$ 1,043	$ 5,836
Basic and Diluted Shares (Mils)		
Basic shares (Average shares outstanding)	3,974	3,972
Net dilutive options and unvested restricted stock units	26	25
Adjusted Diluted shares	4,000	3,997
Earnings Per Share – Diluted (GAAP)	$ 0.24	$ 1.35
Net impact of adjustments	0.02	0.11
Adjusted Earnings Per Share – Diluted (Non-GAAP)	$ 0.26	$ 1.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL COMPANY

EFFECTIVE TAX RATE RECONCILIATION TO ADJUSTED EFFECTIVE TAX RATE

	2016		Memo:
	3Q	YTD	FY 2015
Pre-Tax Results (Mils)			
Income before Income Taxes (GAAP)	$ 1,387	$ 7,913	$ 10,252
Less: Impact of special items	(26)	(330)	(548)
Adjusted Pre-tax results (Non-GAAP)	$ 1,413	$ 8,243	$ 10,800
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (426)	$ (2,525)	$ (2,881)
Less: Impact of special items	(60)	(127)	205
Adjusted (Provision for) / Benefit from income taxes (Non-GAAP)	$ (366)	$ (2,398)	$ (3,086)
Effective Tax Rate (GAAP)	30.7%	31.9%	28.1%
Adjusted Effective Tax Rate (Non-GAAP)	25.9	29.1	28.6

FINANCIAL SERVICES SEGMENT – FORD CREDIT

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2015	Sep. 30, 2016
Finance receivables, net	**$ 86.9**	**$ 92.7**	**$ 96.8**	**$ 100.9**
Net investment in operating leases	**21.5**	**24.5**	**25.1**	**27.0**
Total net receivables* (GAAP)	**$ 108.4**	**$ 117.2**	**$ 121.9**	**$ 127.9**
Unearned interest supplements and residual support	**3.9**	**4.5**	**4.5**	**5.3**
Allowance for credit losses	**0.4**	**0.4**	**0.4**	**0.5**
Other, primarily accumulated supplemental depreciation	**0.1**	**0.3**	**0.4**	**0.7**
Total managed receivables (Non-GAAP)	**$ 112.8**	**$ 122.4**	**$ 127.2**	**$ 134.4**

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02, 2016-09, and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017 (b)
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 2 of the Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients). We plan to adopt the new revenue guidance effective January 1, 2017.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of September 30, 2016, was an asset of $791 million compared with an asset of $322 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be $2.7 billion at September 30, 2016, compared with $2.2 billion at December 31, 2015.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2016 was an asset of $6 million, compared with a liability of $24 million as of December 31, 2015. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $53 million at September 30, 2016, compared with $62 million at December 31, 2015.

Financial Services

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2016, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $5 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	October 27, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 27, 2016, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.