Form 10-K
period 2016-12-31
FORD MOTOR CO
filed 2017-02-09
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, Ford had outstanding 3,902,375,117 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.57 per share), the aggregate market value of such Common Stock was $49,052,855,221.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2016 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 11, 2017 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of January 31, 2017, Ford had outstanding 3,903,445,093 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.36 per share), the aggregate market value of such Common Stock was $48,246,581,349.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

102

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global automotive and mobility company based in Dearborn, Michigan. With about 201,000 employees and 62 plants worldwide, our core business includes designing, manufacturing, marketing, and servicing a full line of Ford cars, trucks, and SUVs, as well as Lincoln luxury vehicles. To expand our business model, we are aggressively pursuing emerging opportunities with investments in electrification, autonomy, and mobility. We provide financial services through Ford Motor Credit Company LLC (“Ford Credit”).

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

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

Item 1. Business (Continued)

OVERVIEW

Segments.  We have four operating segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Financial Services, Ford Smart Mobility LLC, and Central Treasury Operations.

Automotive Segment. Our Automotive segment primarily includes the sale of Ford and Lincoln brand vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. The segment includes five regional business units: North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Financial Services Segment. The Financial Services segment primarily includes our vehicle-related financing and leasing activities at Ford Motor Credit Company LLC (“Ford Credit”).

All Other. Ford Smart Mobility LLC and Central Treasury Operations are combined in All Other. See Note 4 of the Notes to the Financial Statements for more information regarding All Other.

AUTOMOTIVE SEGMENT

General

Our vehicle brands are Ford and Lincoln.  In 2016, we sold approximately 6,651,000 vehicles at wholesale throughout the world.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, 2016, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2016
Ford	10,608
Ford-Lincoln (combined)	915
Lincoln	214
Total	11,737

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

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We have approximately 48,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over five years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

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

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 24 of the Notes to the Financial Statements.

Industry Volume, Market Share, and Wholesales

Our industry volume, market share, and wholesale unit volume in each region and in certain key markets within each region during the past three years were as follows:

	Industry Volume (a)			Market Share (b)			Wholesales (c)
	(in millions of units)			(as a percentage)			(in thousands of units)
	2014	2015	2016	2014	2015	2016	2014	2015	2016
United States	16.8	17.8	17.9	14.7%	14.7%	14.6%	2,457	2,677	2,588
Canada	1.9	1.9	2.0	15.5	14.4	15.4	288	285	313
Mexico	1.2	1.4	1.6	6.9	6.4	6.2	77	93	103
North America	20.2	21.5	21.8	14.2	14.0	13.9	2,842	3,073	3,019

Brazil	3.5	2.6	2.1	9.4%	10.4%	9.2%	320	250	182
Argentina	0.7	0.6	0.7	14.1	14.9	13.6	94	94	101
South America	5.3	4.2	3.7	8.9	9.6	8.8	463	381	325

United Kingdom	2.8	3.1	3.1	14.4%	14.3%	14.0%	425	447	428
Germany	3.4	3.5	3.7	7.1	7.3	7.6	237	261	283
Russia	2.5	1.6	1.5	2.6	2.4	2.9	57	38	45
Turkey	0.8	1.0	1.0	11.7	12.6	11.4	91	128	116
Europe	18.6	19.2	20.1	7.2	7.7	7.7	1,387	1,530	1,539

Middle East & Africa	4.3	4.3	3.6	4.6%	4.4%	4.5%	192	187	161

China	24.0	23.5	26.4	4.5%	4.8%	4.8%	1,116	1,160	1,267
Australia	1.1	1.2	1.2	7.2	6.1	6.9	80	71	82
India	3.2	3.5	3.7	2.4	2.1	2.4	77	78	86
ASEAN (d)	3.2	3.1	3.1	3.1	3.3	3.7	94	94	115
Asia Pacific (e)	39.7	39.1	42.1	3.5	3.6	3.8	1,439	1,464	1,607

Global	88.1	88.2	91.4	7.1%	7.4%	7.3%	N/A	N/A	N/A
Total Company	N/A	N/A	N/A	N/A	N/A	N/A	6,323	6,635	6,651
______________

(a)
Industry volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe and is based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

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

(d)	ASEAN includes Indonesia, Philippines, Thailand, Vietnam, and Malaysia.

(e)	Asia Pacific market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.

Item 1. Business (Continued)

FINANCIAL SERVICES SEGMENT

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

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and operating leases which it classifies into two portfolios— “consumer” and “non-consumer.”  Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of our vehicles from dealers for personal and commercial use.  Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers. Finance receivables in the non-consumer portfolio include products offered to automotive dealers. Ford Credit makes wholesale loans to dealers to finance the purchase of vehicle inventory (i.e., floorplan financing), as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily related to the sale of parts and accessories to dealers, Ford-related loans, and certain used vehicles from daily rental fleet companies.

Ford Credit does business in the United States and Canada through business centers. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operations are managed through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”). Within Europe, FCE’s largest markets are the United Kingdom and Germany, representing 65% of FCE’s finance receivables and operating leases at year-end 2016.

The following table shows Ford Credit’s financing shares of new Ford and Lincoln vehicle retail sales in the United States and new Ford vehicles sold in Europe, as well as its wholesale financing shares of new Ford and Lincoln vehicles acquired by dealers in the United States (excluding fleet) and new Ford vehicles acquired by dealers in Europe:

	Years Ended December 31,
	2014	2015	2016
United States - Financing Share
Retail installment and lease share of Ford retail sales	63%	65%	56%
Wholesale	77	76	76

Europe - Financing Share
Retail installment and lease share of total Ford sales	36%	37%	37%
Wholesale	98	98	98

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

We have an Amended and Restated Relationship Agreement with Ford Credit, pursuant to which, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5:1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5:1.  No capital contributions have been made pursuant to this agreement.  The agreement also allocates to Ford Credit $3 billion of commitments under our corporate credit facility. In a separate agreement with FCE, Ford Credit also has agreed to maintain FCE’s net worth in excess of $500 million; no payments have been made pursuant to that agreement.

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

Vehicle Emissions Control

U.S. Requirements – Federal and California Emission Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. In 2014, the U.S. Environmental Protection Agency (“EPA”) finalized new “Tier 3” regulations that phase in increasingly stringent motor vehicle emission standards beginning with the 2017 model year. Pursuant to the Clean Air Act, California may establish its own vehicle emission standards, which can then be adopted by other states. The California Air Resources Board (“CARB”) has adopted “LEV III” standards, which took effect with the 2015 model year and impose increasingly stringent tailpipe and evaporative emissions requirements for light and medium duty vehicles. Thirteen states, primarily located in the Northeast and Northwest, have adopted the LEV III standards. Compliance with both the Tier 3 and LEV III standards could be challenging.

Both federal and California regulations require motor vehicles to be equipped with on-board diagnostic (“OBD”) systems that monitor emission-related systems and components. As OBD requirements become more complex and challenging over time, they could lead to increased vehicle recalls and warranty costs. Compliance with automobile emission standards depends in part on the widespread availability of high-quality and consistent automotive fuels that the vehicles were designed to use. Fuel variables that can affect vehicle emissions include ethanol content, octane ratings, and the use of metallic-based fuel additives, among other things. There are various ongoing regulatory and judicial proceedings related to fuel quality at the national and state level, and the outcome of these proceedings could affect vehicle manufacturers’ warranty costs as well as their ability to comply with vehicle emission standards.

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

European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new Stage 6 emission standards took effect for vehicle registrations starting in September 2014, with a second phase beginning in September 2017.  These standards will drive the need for additional diesel exhaust after-treatment, which will add cost and potentially impact the diesel CO2 advantage.  The European Commission has also proposed new Real Driving Emission (“RDE”) rules, which will require manufacturers to conduct on-road emission tests using portable emission analyzers. These on-road emission tests will complement the laboratory-based tests. During the initial phase, which started in January 2016, the RDE tests are used for monitoring purposes. Beginning in September 2017, manufacturers will have to reduce the divergence between the regulatory limit that is tested in laboratory conditions and the values of RDE tests (“conformity factors”). The additional costs associated with conducting the RDE tests and complying with the conformity factors are expected to be significant. Europe is in process of drafting the RDE in-use surveillance rules with proposals to allow third parties to conduct testing and to define a process to challenge the product compliance with Authorities. On a longer term approach, the WVTA (Whole Vehicle Type Approval) Regulations are being adapted to cover market surveillance, which is further expected to increase testing by Authorities across Europe from 2020+.

Item 1. Business (Continued)

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China adopted emission regulations based on European Stage VI emission standards and U.S. evaporative emissions and on-board diagnostic requirements. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles and European-based standards for diesel vehicles.  Although these countries have adopted regulations based on UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for these markets.  Canadian criteria emissions regulations are aligned with U.S. Tier 2 requirements. In July 2015, the Canadian federal government amended the On-Road Vehicle and Engine Emission Regulations and the Sulphur in Gasoline Regulations to align Canadian emission standards with the U.S. Tier 3 regulations discussed above.

In October 2016, the Canadian Province of Quebec passed legislation enabling regulation of a ZEV mandate. Regulations are still under development but Quebec has signaled that they plan to follow California and Northeast States’ regulations.

Not all countries have adopted appropriate fuel quality standards to accompany the stringent emission standards adopted.  This could lead to compliance problems, particularly if on-board diagnostic or in-use surveillance requirements are implemented.

Brazil and Chile have introduced stringent emission and on-board diagnostic standards based on the European Stage 5 standards for light duty vehicles and Stage V standards for heavy duty vehicles.  In Brazil, all light duty vehicles are required to meet U.S.-based Proconve L6 standards and more stringent on-board diagnostic standards for diesel light duty vehicles were introduced in 2017. Argentina is phasing in European Stage 5 standards for all new light duty vehicle registrations by 2017 and European Stage V standards for heavy duty vehicles by 2018.

Global Developments. Since September 2015, the EPA and CARB have pursued enforcement actions against a major competitor in connection with its use of “defeat devices” in hundreds of thousands of light-duty diesel vehicles. These actions have resulted in settlements involving billions of dollars for environmental remediation and civil penalties, as well as indictments of several employees on charges of committing federal crimes. The competitor continues to face various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. Defeat devices are elements of design (typically embedded in software) that improperly cause the emission control system to function less effectively during normal on-road driving than during an official laboratory emissions test, without justification. They are prohibited by law in many jurisdictions, including the United States and Europe. We do not use defeat devices in our vehicles.

The investigations by EPA and CARB of our competitor have led to increased scrutiny of automakers’ emission testing by regulators around the world. EPA began carrying out additional non-standard tests as part of its vehicle certification program, following an announcement in September 2015. The EU accelerated efforts to finalize its RDE testing program as described above. In 2016, several European countries, including France and Germany, conducted non-standard emission tests and published the results. In some cases, this supplemental testing has triggered investigations of other manufacturers for possible defeat devices. Testing is expected to continue on an ongoing basis.

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

In 2010, EPA and NHTSA jointly promulgated regulations establishing the “One National Program” of CAFE and GHG regulations for light duty vehicles for the 2012-2016 model years. In 2012, EPA and NHTSA jointly promulgated regulations extending the One National Program framework through the 2025 model year. These rules require

Item 1. Business (Continued)

manufacturers to achieve, across the industry, a light duty fleet average fuel economy of approximately 35.5 mpg by the 2016 model year, 45 mpg by the 2021 model year, and 51.4 mpg by the 2025 model year. Each manufacturer’s specific task depends on the mix of vehicles it sells. The rules include the opportunity for manufacturers to earn credits for technologies that achieve real-world CO2 reductions, and fuel economy improvements that are not captured by the EPA fuel economy test procedures. Manufacturers also can earn credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems.

The One National Program standards become increasingly stringent over time, and they will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. We are concerned about the commercial feasibility of meeting future model year GHG and CAFE standards, particularly the 2022-2025 standards, because of the many unknowns regarding technology development, market conditions, and other factors so far into the future.

The One National Program rules provided for a midterm evaluation process under which, by April 2018, EPA and NHTSA would re-evaluate their standards for model years 2022-2025 in order to ensure that those standards are feasible and optimal in light of intervening events. Shortly before President Obama left office in January 2017, EPA announced an accelerated decision to maintain the GHG standards originally set for those model years. NHTSA is continuing to conduct its evaluation with respect to the model year 2022-2025 standards. It remains to be seen whether the EPA determination will be reconsidered under President Trump’s administration, and whether the EPA and NHTSA determinations will ultimately be harmonized with each other.

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

U.S. Requirements – Heavy Duty Vehicles. EPA and NHTSA have jointly promulgated GHG and fuel economy standards on heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating). In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. In 2016, EPA and NHTSA finalized GHG and fuel economy standards for these vehicles, covering model years 2019–2027. As the heavy-duty standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions beginning in 2012 that limits the industry fleet average to a maximum of 130 grams per kilometer (“g/km”), using a sliding scale based on vehicle weight. This regulation provides different targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles. Limited credits are available for CO2 off-cycle actions (“eco-innovations”), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km. A penalty system will apply for manufacturers failing to meet targets. Pooling agreements between different manufacturers are possible, although it is not clear that these will be of much practical benefit under the regulations. Starting in 2020, an industry target of 95 g/km has been set, for which 95% of a manufacturer’s fleet has to comply; by 2021, 100% of a manufacturer’s fleet has to comply. Other non-EU European countries are likely to follow with similar regulations. For example, Switzerland has introduced similar rules, which began phasing-in starting in July 2012 with the same targets (which include a 2020 target of 95 g/km, with conditions still to be defined), although the industry average emission target is significantly higher. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impact our average fleet performance.

In separate legislation, “complementary measures” have been mandated, including requirements related to fuel economy indicators, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission, Council and Parliament have approved a target for commercial light duty vehicles to be at an industry average of 175 g/km (with phase-in from 2014–2017), and 147 g/km in 2020.  It is likely that other European countries, will implement similar rules

Item 1. Business (Continued)

but under even more difficult conditions. For instance, Switzerland will implement the same 147 g/km target in 2020 but under more difficult conditions. This regulation also provides different targets for each manufacturer based on its respective average vehicle weight in its fleet of vehicles.  The final mass and CO2 requirements for “multi-stage vehicles” (e.g., our Transit chassis cabs) are fully allocated to the base manufacturer (e.g., Ford) so that the base manufacturer is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU proposal also includes a penalty system, “super-credits” for vehicles below 50 g/km, and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

The United Nations developed a new technical regulation for passenger car emissions and CO2. This new world light duty test procedure (“WLTP”) is focused primarily on better aligning laboratory CO2 and fuel consumption figures with customer-reported figures. The introduction of WLTP in Europe is likely to require updates to CO2 labeling as early as 2018 and will increase certain consumer label values, thereby impacting taxes in countries with a CO2 tax scheme. Costs associated with new or incremental testing for WLTP could be significant. The European Commission requires mandatory WLTP testing for regulated emissions and CO2 starting in September 2017. The European Commission has assured comparable stringency to the existing fleet average rules for each automobile manufacturer if the 2021 fleet average targets are required to be measured on WLTP instead of under the current European New European Driving Cycle (“NEDC”) requirements. The legislative framework and process for the target translation is currently under development. The European Commission confirmed in October 2016 that there would be a delay in the introduction of a timetable for a post-2020 CO2 proposal. The proposal is now expected to be released during the second half of 2017.

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

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for all light-duty vehicles. Brazil has required inclusion of emission classification on fuel economy labels since January 2016. Brazil also published a new automotive regime establishing a minimum absolute CAFE value as a function of Fleet Corporate Average Mass for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction. Additional tax reductions are available if further fuel efficiency improvements are achieved. A severe penalty system will apply to qualified manufacturers failing to meet fuel efficiency requirements for the 2013–2017 sales period. Brazil reduced import tax on electric and hybrid cars. The tax rate, which was 35%, will vary from zero to 7%, depending on a vehicle’s energy efficiency. Discussion on new fuel efficiency requirements has started. Chile introduced a tax based on urban fuel consumption and NOx emission for light and medium vehicles beginning in late 2014. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

In the Middle East, the Kingdom of Saudi Arabia introduced new light duty vehicle fuel economy standards, which are patterned after the U.S. CAFE standard structure, with fuel economy targets following the design of the U.S. 2012–2016 fuel economy standards. The standards became effective on January 1, 2016 and will be fully phased in by the end of 2017.

Item 1. Business (Continued)

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

Other National Requirements.  The EU and many countries have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced United Nations Economic Commission for Europe (“UN-ECE”) regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New safety and recall requirements in China, India, and Gulf Cooperation Council countries also may add substantial costs and complexity to our global recall practice. In South America, additional safety requirements are being introduced or proposed in Argentina, Brazil, Chile, Colombia, Ecuador, and Uruguay, influenced by The New Car Assessment Program for Latin America and the Caribbean (“Latin NCAP”), which may be a driver for similar actions in other countries. In Canada, regulatory requirements are currently aligned with U.S. regulations. However, recent amendments to the Canadian Motor Vehicle Safety Act have introduced broad powers to the Minister of Transport to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it would be in the interest of safety.

New Car Assessment Programs. Organizations around the globe rate and compare motor vehicles in New Car Assessment Programs (“NCAPs”) to provide consumers with additional information about the safety of new vehicles. NCAPs use crash tests and other evaluations that are different than what is required by applicable regulations, and use stars to rate vehicle safety, with five stars awarded for the highest rating and one for the lowest. Achieving high NCAP ratings can add complexity and cost to vehicles.

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2015 and 2016 was as follows (in thousands):

	2015	2016
Automotive
North America	96	101
South America	15	15
Europe	53	52
Middle East & Africa	3	3
Asia Pacific	25	23
Financial Services
Ford Credit	7	7
Total	199	201

Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements.  In the United States, approximately 99% of these unionized hourly employees in our Automotive segment are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”).  At December 31, 2016, approximately 57,000 hourly employees in the United States were represented by the UAW, an increase of about 3,000 employees since December 31, 2015. Approximately 1.5% of our U.S. salaried employees are represented by unions.  Many non-management salaried employees at our operations outside of the United States also are represented by unions.

Item 1. Business (Continued)

In 2016, we entered into collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Brazil, Canada, France, Germany, Italy, Mexico, Romania, Russia, South Africa, Taiwan and Thailand.

In 2017, we will negotiate collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Australia, Brazil, Britain, France, India, Mexico, Romania, Russia, and Thailand.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products and services (including for emerging opportunities).  Engineering, research, and development expenses for 2014, 2015, and 2016 were $6.7 billion, $6.7 billion, and $7.3 billion, respectively.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors.  Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability. If industry vehicle sales were to decline to levels significantly below our planning assumption, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. For discussion of economic trends, see the “Overview” section of Item 7.

Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth. Although we conduct extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded. Further, our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict, that may significantly affect the future of electrification, autonomy, and mobility.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond our current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—could result in an immediate and substantial adverse effect on our financial condition and results of operations.

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2016 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 32 million units in 2016. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

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

Adverse effects resulting from economic, geopolitical, protectionist trade policies, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries.  These concerns have been exacerbated by Brexit, which, among other things, has resulted in a weaker sterling versus U.S. dollar and euro.  We have a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on our profitability.  Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on our profitability.

FCE Bank plc (“FCE”), our subsidiary, is a bank authorized by the U.K. government to carry on a range of regulated activities within the United Kingdom and through a branch network in 11 other European countries through a passporting system, which allows it to establish or provide its services in the EU27 without further authorization requirements.  If passporting arrangements cease to be effective as a result of Brexit, FCE could be required to reconsider its structure or seek additional authorizations to continue to do business in the EU27, which may be time-consuming and costly.

The economic and policy uncertainty on-going in the euro area highlights potential longer-term risks regarding its sustainability.  This uncertainty could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business or, if a country within the euro area were to default on its debt or withdraw from the euro currency, or-—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant.

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

Substantial pension and other postretirement liabilities impairing liquidity or financial condition. We have defined benefit retirement plans in the United States that cover many of our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). See Note 13 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us and could require us to make additional cash contributions, which could impair our liquidity. If our cash flows and capital resources were insufficient to meet any pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance our indebtedness.

Worse-than-assumed economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns). The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our pension and other postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). We generally remeasure these estimates at each year end, and recognize any gains or losses associated with changes to our plan assets and liabilities in the year incurred. To the extent actual results are less favorable than our assumptions, we may recognize a substantial remeasurement loss in our results. For discussion of our assumptions, see “Critical Accounting Estimates” in Item 7 and Note 13 of the Notes to the Financial Statements.

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. At December 31, 2016, we had Tax Attributes that would offset more than $15 billion of taxable income. In 2015, we renewed for an additional three-year period our tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of our outstanding Common Stock could be subject to significant dilution. Our shareholders approved the renewal at our annual meeting in May 2016.

Item 1A. Risk Factors (Continued)

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. NHTSA’s enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Such recall and customer satisfaction actions may relate to defective components we receive from suppliers. The cost to complete a recall or customer satisfaction action could be exacerbated to the extent such action relates to a global platform. Furthermore, launch delays or recall actions could adversely affect our reputation or market acceptance of our products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth.”

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. For example, as discussed above under “Item 1. Business - Governmental Standards,” in the United States the CAFE standards for light duty vehicles increase sharply to 51.4 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles beginning in the 2018 model year. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

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

The U.S. government has pursued an enforcement action against a major competitor in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles, collecting billions of dollars for environmental remediation projects and civil penalties.  Several of the competitor’s employees have been indicted on charges of committing federal crimes.  The competitor also faces various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world, which in turn has triggered investigations of other manufacturers. These events may lead to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on our financial condition and results of operations. For more discussion of the impact of such standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” above. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales.

Item 1A. Risk Factors (Continued)

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

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under our corporate credit facility), we are able to borrow, repay, and then re-borrow up to $13.4 billion. Certain of our subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide commitments under the corporate credit facility, our subsidiaries’ standby or revolving credit facilities, or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could substantially adversely affect our liquidity and financial condition. For discussion of our Credit Agreement, see “Liquidity and Capital Resources” in Item 7 and Note 14 of the Notes to the Financial Statements.

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

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

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

The Dodd-Frank Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. The CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

Item 1A. Risk Factors (Continued)

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

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. About half of our distribution centers are leased (we own approximately 47% of the total square footage, and lease the balance). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

We and the entities that we consolidated as of December 31, 2016 use nine regional engineering, research, and development centers, and 62 manufacturing plants as shown in the table below:

Automotive Business Units	Plants
North America	29
South America	8
Europe	16
Middle East & Africa	2
Asia Pacific	7
Total	62

Included in the number of plants shown above are plants that are operated by us or our consolidated joint ventures that support our Automotive segment. The significant consolidated joint ventures and the number of plants each owns are as follows:

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

•
Ford Vietnam Limited — a joint venture between Ford (75% partner) and Diesel Song Cong One Member Limited Liability Company (a subsidiary of the Vietnam Engine and Agricultural Machinery Corporation, which in turn is majority owned (87.43%) by the State of Vietnam represented by the Ministry of Industry and Trade) (25% partner). Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  The joint venture operates one plant in Vietnam.

Item 2. Properties (Continued)

In addition to the plants that we operate directly or that are operated by our consolidated joint ventures, additional plants that support our Automotive segment are operated by unconsolidated joint ventures of which we are a partner.  These plants are not included in the number of plants shown in the table above.  The most significant of the automotive unconsolidated joint ventures are as follows:

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

•
Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”) — a joint venture in Turkey among Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is a major supplier to us of the Transit, Transit Custom, and Transit Courier commercial vehicles and is our sole distributor of Ford vehicles in Turkey. Ford Otosan also manufactures the Cargo truck for the Turkish and certain export markets and certain engines and transmissions, most of which are under license from us.  The joint venture owns three plants, a parts distribution depot, and a new research and development center in Turkey.

•
Getrag Ford Transmissions GmbH (“GFT”) — a 50/50 joint venture with Getrag International GmbH, a German company belonging to Magna Powertrain GmbH. GFT operates plants in Halewood, England; Cologne, Germany; Bordeaux, France; and Kechnec, Slovakia to produce, among other things, manual transmissions for our Europe business unit.

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

ITEM 3. Legal Proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 24 of the Notes to the Financial Statements for discussion of loss contingencies. Following is a discussion of our significant pending legal proceedings:

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

We have two environmental legal proceedings to which a governmental authority is a party and in which we believe there is the possibility of monetary sanctions in excess of $100,000:

Notices of Violation to Ford Chicago Assembly Plant and Dearborn Truck Plant.  On August 17, 2015, the U.S. Environmental Protection Agency (“EPA”) issued a notice of violation to our Chicago Assembly Plant and on December 26, 2015, EPA issued a notice of violation to our Dearborn Truck Plant. EPA alleges that the plants violated several requirements related to their air permits.  Monetary sanctions, if any, have not yet been determined.

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

OTHER MATTERS
Brazilian Tax Matters.  Two Brazilian states and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  For each assessment, if we do not prevail at the administrative level, we plan to appeal to the relevant state or federal judicial court, which would likely require us to post significant collateral in order to proceed. Our appeals with one state and the federal tax authority remain at the administrative level. In the other state, where three cases are pending, one remains at the administrative level and two have been appealed to the judicial court.  To date we have not been required to post any collateral.

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

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2017:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	59
Mark Fields (b)	President and Chief Executive Officer	July 2014	56
James D. Farley, Jr.	Executive Vice President – President, Europe, Middle East & Africa	January 2015	54
Joseph R. Hinrichs	Executive Vice President – President, The Americas	December 2012	50
Stephen T. Odell	Executive Vice President – Global Marketing, Sales and Service	January 2015	61
Raj Nair	Executive Vice President – Product Development and Chief Technical Officer	December 2015	52
Bob Shanks	Executive Vice President and Chief Financial Officer	April 2012	64
John Casesa	Group Vice President – Global Strategy	March 2015	54
Ray Day	Group Vice President – Communications	March 2013	50
Joy Falotico	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	October 2016	49
Felicia Fields	Group Vice President – Human Resources and Corporate Services	April 2008	51
Bennie Fowler	Group Vice President – Quality and New Model Launch	April 2008	60
Bradley M. Gayton	Group Vice President and General Counsel	January 2016	53
Bruce Hettle	Group Vice President – Manufacturing and Labor Affairs	January 2016	55
Marcy Klevorn	Group Vice President – Information Technology and Chief Information Officer	January 2017	57
Ziad S. Ojakli	Group Vice President – Government and Community Relations	January 2004	49
Kimberly Pittel	Group Vice President – Sustainability, Environment & Safety Engineering	January 2017	57
Dave Schoch	Group Vice President – President, Asia Pacific	December 2012	65
Hau Thai-Tang	Group Vice President – Global Purchasing	August 2013	50
John Lawler	Vice President and Controller	June 2016	50
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

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

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the New York Stock Exchange in the United States.

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2015 and 2016:

	2015				2016
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$16.74	$16.16	$15.30	$15.84	$14.00	$14.22	$14.04	$13.20
Low	14.30	14.78	10.44	13.40	11.02	12.00	11.90	11.07
Dividends per share of Ford Common and Class B Stock	0.15	0.15	0.15	0.15	0.40	0.15	0.15	0.15
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.NYSEnet.com.

As of January 31, 2017, stockholders of record of Ford included approximately 125,465 holders of Common Stock and 34 holders of Class B Stock.

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

ITEM 6. Selected Financial Data.

The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2012	2013	2014	2015	2016
Total revenues	$133,559	$146,917	$144,077	$149,558	$151,800

Income before income taxes	$2,005	$14,371	$1,234	$10,252	$6,796
Provision for/(Benefit from) income taxes	89	2,425	4	2,881	2,189
Net income	1,916	11,946	1,230	7,371	4,607
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(7)	(1)	(2)	11
Net income attributable to Ford Motor Company	$1,917	$11,953	$1,231	$7,373	$4,596

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,815	3,935	3,912	3,969	3,973

Basic income	$0.50	$3.04	$0.31	$1.86	$1.16
Diluted income	0.49	2.94	0.31	1.84	1.15

Cash dividends declared	0.15	0.40	0.50	0.60	0.85

Common Stock price range (NYSE Composite Intraday)
High	13.08	18.02	18.12	16.74	14.22
Low	8.82	12.10	13.26	10.44	11.02

BALANCE SHEET DATA AT YEAR-END
Total assets	$189,800	$202,204	$208,615	$224,925	$237,951

Automotive debt	$14,256	$15,683	$13,824	$12,839	$15,907
Financial Services debt	90,802	99,005	105,347	120,015	127,063

Total equity	$15,924	$26,173	$24,465	$28,657	$29,187

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Beginning with the second quarter of 2016, we changed our reportable segments. Prior-period amounts have been adjusted retrospectively to reflect the reportable segment change. See Note 4 of the Notes to the Financial Statements for additional information.

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

•
Total Company Adjusted Pre-tax Profit (Most Comparable GAAP Measure: Net Income Attributable to Ford) – The non-GAAP measure is useful to management and investors because it allows users to evaluate our pre-tax results excluding pre-tax special items. Pre-tax special items consist of (i) pension and other postretirement employee benefits (“OPEB”) remeasurement gains and losses that are not reflective of our underlying business results, (ii) significant restructuring actions related to our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. When we provide guidance for adjusted pre-tax profit, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, specifically pension and OPEB remeasurement gains and losses.

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above) and tax special items. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, specifically pension and OPEB remeasurement gains and losses.

•
Adjusted Effective Tax Rate (Most Comparable GAAP Measure: Effective Tax Rate) – Measure of Company’s tax rate excluding pre-tax special items (described above) and tax special items. The measure provides an ongoing effective rate which investors find useful for historical comparisons and for forecasting. When we provide guidance for adjusted effective tax rate, we do not provide guidance on an effective tax rate basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, specifically pension and OPEB remeasurement gains and losses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue

Our Automotive segment revenue is generated primarily by sales of vehicles, parts, and accessories; we generally treat sales and marketing incentives as a reduction to revenue. Revenue is recorded when all risks and rewards of ownership are transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. Proceeds from the sale of vehicles at auction are recognized in revenue at the time of sale.

Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit. Upon Ford Credit originating the wholesale receivable related to a dealer’s purchase of a vehicle, Ford Credit pays cash to the relevant Automotive legal entity in payment of the dealer’s obligation for the purchase price of the vehicle. The dealer then pays the wholesale finance receivable to Ford Credit when it sells the vehicle to a retail customer.

Our Financial Services segment revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest, depreciation, and operating expenses.

Transactions between our Automotive and Financial Services segments occur in the ordinary course of business. For example, we offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The estimated cost for these incentives is recorded as revenue reduction to Automotive sales at the later of the date the related vehicle sales to our dealers are recorded or the date the incentive program is both approved and communicated. In order to compensate Ford Credit for the lower interest or lease rates offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer’s customer. Ford Credit recognizes the amount over the life of retail finance contracts as an element of financing revenue and over the life of lease contracts as a reduction to depreciation. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions between our Automotive and Financial Services segments.

Costs and Expenses

Our income statement classifies our Automotive segment total costs and expenses into two categories: (i) cost of sales, and (ii) selling, administrative, and other expenses. We include within cost of sales those costs related to the development, manufacture, and distribution of our vehicles, parts, and accessories. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall and customer satisfaction program costs; labor and other costs related to the development and manufacture of our products; depreciation and amortization; and other associated costs. We include within selling, administrative, and other expenses labor and other costs not directly related to the development and manufacture of our products, including such expenses as advertising and sales promotion costs.

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

Cost of sales and Selling, administrative, and other expenses for full-year 2016 were $138.8 billion. Our Automotive segment’s material and commodity costs make up the largest portion of these costs and expenses, representing in 2016 about two-thirds of the total amount. Structural costs are the largest piece of the remaining balance. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Currency Exchange Rate Volatility. The U.S. Federal Reserve raised its policy interest rate in December 2016, a move which has been accompanied by an upward shift in longer term interest rates since November 2016.  The related shifts in capital flows have contributed to downward pressure on both developed and emerging market currencies globally.  In some emerging markets, that pressure is aggravated by low commodity prices, high inflation, or unstable policy environments.   Additionally, the yen, euro and pound have depreciated as a result of monetary policy easing by the central banks in those markets, as well as ongoing Brexit negotiations in Europe.  The weak yen, in particular, adds significant potential downward pressure on vehicle pricing across many markets globally.  In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile.  However, in some markets, exchange rates are heavily influenced or controlled by governments.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles of about 125 million units exceeded global production by about 32 million units in 2016.  In North America and Europe, two regions where a significant share of industry revenue is earned, excess capacity as a percent of production was an estimated 7% and 21%, respectively, in 2016.  In China, the auto industry also witnessed excess capacity at 48% of production in 2016, as manufacturers compete to capitalize on China’s future market potential.  According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 39 million units per year during the period from 2017 to 2021.

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

Commodity and Energy Price Changes. The price of oil has increased since late 2016 as oil producing nations agreed to modest output reductions, although the average oil price for the year was below the 2015 level.  Other commodity prices have begun to increase as well, with continued volatility likely.  Over the longer term, commodity prices are likely to trend higher given expectations for global demand growth.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was about 135% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency may increase the cost of vehicles by more than the perceived benefit to the consumer. Given the backdrop of excess capacity, these regulations could dampen contribution margins.

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

Other Economic Factors. During 2016, mature market government bond yields and inflation were lower than expected.  Although in recent months interest rates have risen, and deflation risks have receded somewhat, this is occurring against a backdrop of loose monetary policy, particularly in Europe and Japan.  At the same time, government deficits and debt remain at high levels in many major markets.  The eventual implications of higher government deficits and debt, with potentially higher long-term interest rates, may drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

For additional information on our assessment of the business environment, refer to the “Outlook” section below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trends and Strategies

In 2016, we updated our vision and strategy to reflect our expansion to be an automotive and mobility company. Our strategy is to deliver top quartile shareholder returns through automotive and high-growth mobility businesses. We are doing this by focusing on the strategic priorities in both our core business and emerging opportunities that will fortify, transform, and grow our business.

FORD'S STRATEGIC FRAMEWORK

VISION — MAKING PEOPLE'S LIVES BETTER BY CHANGING THE WAY THE WORLD MOVES

STRATEGY OBJECTIVES — Achieve top quartile returns by expanding to an automotive and mobility company through business model innovation

FINANCIAL OBJECTIVES

GROWTH	RISK	RETURNS	REWARDS
Revenue growth that drives profit growth	Optimized risk profile	ROIC > Cost of Capital and Margins 8% +Core, 20% New	Top quartile shareholder returns

STRATEGIC PRIORITIES

FORTIFY	TRANSFORM			GROW		
PROFIT PILLARS	LUXURY	SMALL VEHICLE	EMERGING MARKETS	ELECTRIFICATION	AUTONOMY	MOBILITY
			EM			
CORE				EMERGING		

KEY CAPABILITIES AND ORGANIZATION

Fortifying the Profit Pillars

The profit pillars are the foundation and underlying strength of Ford. We are focused on keeping these areas strong and we intend to strengthen them further through new innovations that will continue to address the needs of our customers.

Trucks, Vans, and Commercial Vehicles. F-Series has been the U.S. truck leader for 40 years. We plan to strengthen our truck leadership with the 2018 model year new F-150, which will feature new powertrains, including our first diesel for F-150, and will be equipped with advanced connectivity to provide even more productivity for our customers. In 2020, F-150 will be available in a hybrid version that will improve capability, productivity, and fuel efficiency. The new Super Duty is off to a strong start, with high average transaction price and mix. And for the second year in a row, we are the commercial vehicle leader in Europe. We saw strong performance around the world in 2016 from our Ranger mid-size pickup. In 2019, Ranger will be joining F-150 and Super Duty in North America, expanding our pickup portfolio in our largest market.
Utilities. We will introduce an all-new aluminum-body Expedition in 2017 with new capability. We also plan to introduce five other all-new utilities through 2020, including an all-new Bronco and an all-new fully electric utility vehicle that will have an expected range of at least 300 miles.
Performance Vehicles. We are on track to deliver 12 new performance vehicles by the end of the decade, including the all-new Raptor and Ford GT. Mustang will be available in a hybrid version by 2020, delivering V-8 equivalent power with greater low-end torque.
Ford Credit. Ford Credit remains a strategic asset to our automotive business around the world, delivering class-leading services.
Ford Customer Service Division. Our parts and service business continues to grow, including a significant expansion of Quick Lane globally, adding to customer satisfaction and owner loyalty.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Transforming the Underperforming Parts of the Business

In addition to fortifying our profit pillars, we are transforming the underperforming parts of our business.
Luxury. Sales for Lincoln were up 24% globally and tripled in China in 2016, and Lincoln is being recognized for product appeal, quality, and customer satisfaction. We are strengthening the Lincoln product portfolio with the Continental flagship launched in 2016 and the all-new aluminum-body Navigator to be launched in 2017. We will continue to evaluate further opportunities to improve returns on capital in the Lincoln business.
Small Vehicles. Small vehicles in developed markets is an area of challenge. We have repositioned and capped capacity for the next generation Fiesta in Europe and underpinned it with an attractive value entry, our KA+, made in India from a low-cost operation. We are producing the EcoSport mini utility for Europe and North America in low-cost manufacturing locations. To match capacity with demand, we have cancelled our plans to build a new plant in Mexico and will instead build the next-generation Focus at an existing plant in Mexico.
Emerging Markets. We exited Indonesia and Japan in 2016, given the lack of a clear path to sustained profitability in these markets. In ASEAN, we returned to a profit in 2016, while in Russia, the business improved substantially in 2016, with further improvement expected in 2017. Similarly, in South America, we expect results to improve in 2017 as economic conditions begin to turn around. In our Middle East & Africa operations, we also expect results to improve in 2017 as we work to strengthen our distribution, particularly in the Middle East. We achieved significant year-over-year growth in production in India in 2016, driven primarily by strong exports. Despite the growth, India remains a significant challenge; we will continue to work this year to evaluate alternative business models for this large and growing emerging market.
Growing with Investments in Emerging Opportunities
We are driving for leadership in three key emerging opportunity areas—electrification, autonomy, and mobility. In each area, we are leveraging the strengths of our core business, as well as synergies across the three areas.
Electrification. In the area of electrification, we are focusing on our profit pillars of trucks, vans, commercial vehicles, utilities, and performance vehicles to provide more to our customers—more capability, more productivity, and more performance—in addition to better fuel economy. We have 13 new electrified products we plan to bring to market by 2020. These include hybrid versions of the F-150 and Mustang, a new Transit Custom plug-in hybrid in Europe, an all-new fully electric small SUV with an estimated range of at least 300 miles, and two new electrified police vehicles.
Autonomy. We continue to make progress in the area of autonomy. We announced in 2016 our intention to produce a high-volume, dedicated, level 4 autonomous vehicle in 2021 for ride sharing applications in a “geo-fenced” area. We have made progress toward this objective with a new-generation Fusion Hybrid autonomous development vehicle. It demonstrates the advancement of Ford’s in-house hardware and software engineering efforts. In 2016, we expanded our autonomous test fleet from 10 to 30 vehicles. In 2017, we plan to further expand the fleet and begin testing in Europe.
Mobility. We are developing mobility services and related business models that are designed to reduce transportation congestion and increase transportation capacity in crowded cities. These cities need more flow, but, at the same time, they need to reduce congestion and they need to reduce pollution. We are moving quickly to develop partnerships with major cities to co-create solutions for congestion. The Ford Smart Mobility team is deploying innovative solutions to support both shared and owned business models, while aggressively developing new products and services. In 2016, Ford Smart Mobility LLC acquired Chariot, a demand responsive shuttle company that operates in two U.S. cities and has plans to expand to eight cities by the end of 2017, including a city outside the United States.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS - 2016

TOTAL COMPANY

Net income attributable to Ford. The chart below shows our net income attributable to Ford for full year 2016:

TOTAL COMPANY

FY 2016 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$4,596
$9,422
$1,820
$(867)
$(3,579)
$(2,189)
$11
Pension / OPEB Remeasurement $(2,996)
Restructuring (304)
San Luis Potosi Closure (199)
Japan / Indonesia Closure (80)
Pre-Tax Results
Total Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling interests

B / (W) FY 2015	$(2,777)	$(146)	$(208)	$(71)	$(3,031)	$692	$13

Net income attributable to Ford for full year 2016 was $4.6 billion or $1.15 diluted earnings per share of Common and Class B Stock, a decrease of $2.8 billion or $0.69 per share compared with 2015. Full year 2016 pre-tax results of our Automotive segment, Financial Services segment, All Other, and Special Items, as well as Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue for full year 2016 was $151.8 billion, $2.2 billion higher than a year ago.

Cost of sales and Selling, administrative, and other expenses for the full year 2016 were $138.8 billion, an increase of about $4.2 billion compared with 2015. The detail for the change is shown below (in billions):

2016 Lower/(Higher) 2015
Volume and mix, exchange, and other	$(0.1)
Contribution costs
Material excluding commodities	(0.3)
Commodities	0.9
Warranty and other	(0.4)
Structural costs	(1.5)
Special items	(2.8)
Total	$(4.2)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At December 31, 2016, total equity attributable to Ford was $29.2 billion, an increase of $0.5 billion compared with December 31, 2015. The detail for this change is shown below (in billions):

Increase/(Decrease)
Net income	$4.6
Dividends	(3.4)
Other comprehensive income	(0.8)
Compensation-related equity issuances	0.2
Treasury stock share repurchases	(0.1)
Total	$0.5

The chart below shows our full year 2016 total Company adjusted pre-tax results and pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other, which is mainly net interest expense.

TOTAL COMPANY

FY 2016 ADJUSTED PRE-TAX RESULTS (MILS)

$9,422
$10,375
$9,001
$(1,109)
$1,205
$(302)
$627
$1,820
$(867)
Automotive Segment
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Financial Services Segment
All Other

B / (W) FY 2015	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Financial Services Segment	All Other
	$(425)	$(344)	$(277)	$946	$(333)	$(138)	$(208)	$(71)

2nd best Auto PBT

Auto operations outside NA profitable in total and improved YoY

Record Europe FY PBT; 2nd best AP PBT

Financial Services solidly profitable

All Other primarily net interest expense

Our total Company adjusted pre-tax profit for full year 2016 was $10.4 billion, or $1.76 of adjusted earnings per share of Common and Class B Stock, a decrease of $425 million or $0.17 per share compared with 2015. Our total Company adjusted pre-tax profit consisted of our second-best Automotive segment profit of $9.4 billion, a solid profit of $1.8 billion in the Financial Services segment, and a loss of $867 million in All Other.

Automotive results were driven by North America, a record profit in Europe, and the second-best profit in Asia Pacific.

In total, our Automotive operations outside North America delivered a full year profit of $421 million, $198 million higher than in 2015.

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

•	Automotive Segment Operating Margin – defined as Automotive segment pre-tax profit divided by Automotive segment revenue

•	Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Automotive Cash – includes cash, cash equivalents, and marketable securities

References to Automotive records for operating cash flow, operating margin, and business units are since at least 2000.

The charts on the following pages detail full year 2016 key metrics and the change in full year 2016 pre-tax results compared with full year 2015 by causal factor for our Automotive segment and its business units — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SEGMENT

FY 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
6,635
6,651
$140.6
$141.5
7.4%
7.3%
6.8%
6.7%
$9,568
$9,422
-- %
1%
0.1 ppts
0.1 ppts
2%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

FY Auto PBT and operating margin close to last year's record results

Wholesales and revenue about unchanged

Global industry up 4% due to AP, Europe and NA

Global market share lower due to NA and SA; MEA and AP improved

Shown above are the key financial metrics for our Automotive segment for full year 2016. Wholesales and revenue were about the same as a year ago with all other metrics down, consistent with our expectations for the year.

Global industry volume, estimated at 91.4 million units, was up 3.2 million units or 4%. The increase was driven by industry gains in Asia Pacific, Europe, and North America.

Global market share was down one-tenth of a percentage point driven by lower market share in North America and South America. Market share was flat in Europe and higher in Middle East & Africa and Asia Pacific.

Our Automotive operating margin was 6.7% and pre-tax profit was $9.4 billion. Both metrics were the second-best for a full year and only slightly lower than our record performance in 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

FY 2016 PRE-TAX RESULTS (MILS)

$9,568
$9,422
$(146)
Industry $ 517
Share (32)
Stocks (1,244)
Mix / Other 1,411
$652
$(57)
Material Excl. Commodities $(305)
Commodities 919
Warranty (880)
Other 463
$197
Manuf. Incl. Vol-Rel $ (97)
Engineering (631)
Spending Related (602)
Other (125)
$(1,455)
$(560)
Ratification Bonus $452
Parts & Service 236
Other 389
$1,077
Market Factors
Total Cost
FY 2015
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower Auto PBT driven by warranty costs, mainly recalls

Market factors favorable due to strong mix in all regions except SA

Unfavorable dealer stocks due to stock reductions in 2016 versus increases in 2015 in NA, Europe and AP

Shown above are the factors that contributed to the $146 million decline in full year Automotive segment pre-tax profit. The lower profit was more than explained by higher warranty costs, including about $600 million for the door latch recall we announced in the third quarter of 2016.

Market factors were favorable, driven by strong mix in all regions except South America. This more than offset unfavorable dealer stock changes which reflected stock reductions this year compared to increases in 2015 in North America, Europe, and Asia Pacific.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

FY 2016 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
3,073
3,019
2%
$91.9
$92.6
1 %
14.0%
13.9%
0.1 ppt
10.2%
9.7%
0.5 ppt
$9,345
$9,001
4%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

North America generated a full year pre-tax profit of $9 billion with an operating margin of 9.7%.

North America industry, at 21.8 million units, was up 300,000 units, reflecting increases in Mexico, United States, and Canada. U.S. industry, at 17.9 million units, was up 100,000 units.

Our North America market share was down one-tenth of a percentage point, with U.S. share down by one-tenth of a point to 14.6%. The decrease was driven by lower retail sales, mainly cars. F-Series retail share was a partial offset, improving two-tenths from a year ago.

Included in North America’s profit is about $600 million for the door latch recall we announced in the third quarter, which negatively impacted North America’s operating margin by six-tenths of a percentage point.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

FY 2016 PRE-TAX RESULTS (MILS)

$9,345
$9,001
Industry $ 95
Share 51
Stocks (1,053)
Mix / Other 935
Pricing $ 2,046
Incentives / Other (2,380)
Material Excl. Commodities $(645)
Commodities 835
Warranty (718)
Other 286
Engineering $(130)
Spending Related (455)
Other (161)
Ratification Bonus $452
Parts & Services 203
Other 214
$28
$(334)
$(242)
$(746)
$81
$869
$(344)
Market Factors
Total Cost
FY 2015
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower PBT driven by dealer stock reduction in 2016 vs stock increase in 2015, along with higher warranty costs, mainly recalls

North America’s full year pre-tax profit was $344 million lower than a year ago driven by unfavorable stock changes and higher recall costs.

The unfavorable stock changes reflect decreases in dealer stock this year compared to increases a year ago when we were building F-150 stock after the Kansas City plant launch. It also reflects actions to align production to demand for several vehicles.

The higher product costs reflect primarily the impact of our first major refresh of the Super Duty.

The non-repeat of last year’s one-time ratification bonus related to the UAW agreement was a partial offset.

Within the United States, average retail transaction prices were $1,300 per vehicle higher compared to a year ago, more than double the industry average increase. Our incentives were up as a percent of revenue, but less than the industry average.

For 2017, we expect our North America operating margin and profit to be strong but lower than in 2016, mainly due to unfavorable volume and mix, and increased investments in emerging opportunities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

FY 2016 KEY METRICS

Wholesales (000)
381
325
15%
2015 2016
Revenue (Bils)
$5.8
$4.8
17%
2015 2016
Market Share (Pct)
9.6%
8.8%
0.8 ppts
2015 2016
Operating Margin (Pct)
(14.4)%
(23.0)%
8.6 ppts
2015 2016
Pre-Tax Results (Mils)
$(832)
$(1,109)
33%
2015 2016

All full year key metrics were lower than a year ago, reflecting the difficult external environment.

Industry volume for the region, at 3.7 million units, was 500,000 units lower than 2015 due to Brazil.

Our market share for the region, at 8.8%, was down eight-tenths of a percentage point, reflecting our continued focus on optimizing more profitable share amid higher industry discounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

FY 2016 PRE-TAX RESULTS (MILS)

$(832)
$(1,109)
$(277)
$(216)
Industry $(108)
Share (122)
Stocks 102
Mix / Other (88)
$(507)
Pricing $ 360
Economics (555)
Exchange (312)
$290
Material $100
Freight 32
Structural Cost 158
$93
$63
FY 2015
FY 2016
Volume / Mix
Economics / Exchange Net of Pricing
Cost Performance
Balance Sheet
Other

Higher loss driven by higher inflation and weaker local currencies in excess of net pricing, along with lower industry volume

Cost performance strongly favorable

South America’s full year loss was $277 million greater than in 2015. This was more than explained by the unfavorable effects of high local inflation and weaker local currencies exceeding higher net pricing and favorable cost performance.

For 2017, we expect South America’s loss to improve as a result of improving market conditions as the economy begins to recover.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

FY 2016 KEY METRICS

Wholesales*
(000)
Revenue
(Bils)
Market Share
(Pct)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
1,530
1,539
1%
$28.2
$28.5
1%
7.7%
7.7%
-- ppts
0.9%
4.2%
3.3 ppts
$259
$1,205
365%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 79,000 units in 2015 and 78,000 units in 2016). 2015 includes about 5,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these sales

Europe delivered a record full year profit of $1.2 billion and a record operating margin of 4.2%, both up sharply from a year ago.

Europe industry volume, at 20.1 million units, was 5% higher than a year ago.

Europe’s market share, at 7.7%, was flat from a year ago.

In 2016, Ford remained Europe’s best-selling commercial vehicle brand and improved its share in the commercial vehicle market, reflecting the strength of the Transit line and Ranger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

FY 2016 PRE-TAX RESULTS (MILS)

$946
$1,205
Industry $ 257
Share (52)
Stocks (232)
Mix / Other 491
Material Excl. Commodities $342
Commodities 203
Warranty / Other (50)
$464
$495
$259
$26
$61
$(97)
$(3)
Market Factors
Total Cost
FY 2015
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Strong improvement in PBT driven by favorable mix and cost performance

Russia also contributed to higher PBT

Europe’s full year pre-tax profit improved $946 million from a year ago. This was driven by favorable mix, reflecting increasing demand for our higher trim series across all major vehicle lines, and improved cost performance, reflecting our continued focus on material cost reductions. Improved results in Russia also contributed to Europe’s favorable year-over-year profit improvement.

For 2017, we expect Europe to remain profitable, although at levels below 2016 due mainly to a weaker sterling resulting from Brexit and higher costs associated with continued investment in the business, including the launch of Fiesta and Ecosport. Net pricing is expected to be a partial offset. We also expect continued improvements from our business in Russia.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

FY 2016 KEY METRICS

Wholesales (000)
187
161
14%
Revenue (Bils)
$4.0
$3.6
9%
Market Share (Pct)
4.4%
4.5%
0.1 ppts
Operating Margin (Pct)
0.8%
(8.3)%
9.1 ppts
Pre-Tax Results (Mils)
$31
$(302)
$333
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

Middle East & Africa’s operating margin and pre-tax results were down sharply, reflecting difficult external conditions resulting in lower volume and unfavorable exchange, primarily the South African rand.

Industry volume for the region, at 3.6 million units, was down 700,000 units from 2015. Lower industry volume was the primary driver in the 14% reduction in our wholesale volume. Our market share for the region was 4.5%, up one-tenth of a percentage point.

For 2017, we expect results in Middle East & Africa to improve due to lower costs, higher net pricing, and favorable exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC
FY 2016 KEY METRICS

Wholesales* (000)
1,464
1,607
10%
2015 2016
Revenue (Bils)
$10.7
$12.0
12%
2015 2016
Market Share (Pct)
3.6%
3.8%
0.2 ppts
2015 2016
Operating Margin (Pct)
7.1%
5.2%
1.9 ppts
2015 2016
Pre-Tax Results (Mils)
$765
$627
18%
2015 2016

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 1,123,000 units in 2015 and 1,217,000 units in 2016); revenue does not include these sales

In 2016, Asia Pacific generated its second-best full year pre-tax profit.

Wholesale volume increased by 10% while revenue from consolidated operations was up 12%.

Asia Pacific industry was 42.1 million units, up 3.0 million units from 2015, primarily explained by a 2.9 million unit increase in China industry volume, estimated at 26.4 million units. The increase was driven by the government purchase tax incentive for vehicles with engine displacements of 1.6 liters or lower.

Our Asia Pacific market share was 3.8%, up two-tenths of a percentage point. The improvement in share was driven by new product introductions, including Taurus, Edge, Lincoln MKX, and Lincoln MKZ.

Our China joint ventures contributed $1.4 billion to Asia Pacific’s pre-tax profit, reflecting our equity share of the unconsolidated JVs’ after-tax earnings; this was $75 million lower than in 2015. Our China joint ventures’ net income margin was 14.6%, a reduction of 1 percentage point from 2015. The decline in margin reflects negative industry pricing in China and a higher mix of vehicles with engine displacement of 1.6 liters or lower.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

FY 2016 PRE-TAX RESULTS (MILS)

Industry $423
Share 117
Stocks (87)
Mix / Other 148
Material Excl. Commodities $ 231
Commodities 14
Warranty / Other (107)
Pricing $ 145
Incentives / Other (431)
Manuf. Incl. Vol-Rel. $(128)
Engineering (262)
Spending Related (78)
$765
$627
$601
$138
$106
$(138)
$(286)
$(468)
$(229)
Market Factors
Total Cost
FY 2015
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower PBT due to negative net pricing in China and adverse exchange, mainly RMB

Asia Pacific’s full year profit was $627 million, down $138 million from 2015, reflecting lower net pricing, adverse exchange effects (mainly a weaker Chinese renminbi), and unfavorable cost performance.

Lower net pricing compared to a year ago reflects continued negative pricing trends in China.

Unfavorable cost performance was driven by cost increases to support higher volumes and continued investment for future product and regulatory actions. The investments in structural cost were offset partially by our continued focus on material cost efficiencies.

Volume and mix were up reflecting higher industry volume in China and improved mix from new product launches.

For 2017, we expect Asia Pacific’s profit to improve due to favorable volume and mix. This will be offset, in part, by lower net pricing which will be lower due to continued negative China industry pricing and unfavorable exchange, mainly the Chinese renminbi.

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section below

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in the estimate of the number of vehicles that will be returned to it and sold. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section below

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

FINANCIAL SERVICES SEGMENT – FORD CREDIT

FY 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
$122
$130
7%
2015 2016
Managed Receivables* (Bils)
$127
$137
8%
2015 2016
Pre-Tax Results (Mils)
$2,086
$1,879
10%
2015 2016
Average Placement FICO®
740
739
1 pt
2015 2016
Over-60-Day Delinquencies (Pct)
0.12%
0.15%
3 bps
2015 2016
Loss-to-Receivables (LTR) (Pct)
0.33%
0.47%
14 bps
2015 2016

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Ford Credit’s receivables were higher than a year ago, in line with expectations, and while full year pre-tax profit was lower, it remained solid at $1.9 billion. Portfolio performance remained robust, despite higher LTRs. Origination, servicing, and collection practices remained disciplined and consistent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

FY 2016 PRE-TAX RESULTS (MILS)

$2,086
$1,879
$505
Operating Cost $(100)
Pension Settlement (77)
Derivatives Market Valuation 70
Other 31
Charge-offs $(150)
Reserve (58)
$(207)
$(86)
$(208)
$(258)
$(84)
$(76)
FY 2015
FY 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Lower PBT driven by unfavorable lease residual performance and higher credit losses

Credit losses normalizing with higher charge-offs

Volume and mix driven by receivables growth

Ford Credit’s lower full year pre-tax profit is primarily explained by unfavorable lease residual performance and credit losses. Favorable volume and mix, driven by growth in consumer and non-consumer finance receivables globally and operating leases in North America, was a partial offset. Lease residual performance primarily reflects higher depreciation in North America as we expect lower auction values in the future. Credit loss performance primarily reflects higher charge-offs in North America.

For 2017, we continue to expect Ford Credit’s full year pre-tax profit to be about $1.5 billion, which is lower compared with 2016 due to the impact of increased accumulated depreciation driven by expected lower residual values for Ford Credit’s lease portfolio in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. AUTOMOTIVE FINANCING TRENDS

Off-Lease Auction Values (At 4Q16 Mix)

24-Month
$20,845
$19,925
$20,055
$20,100
$19,895
$18,895
$17,815
$17,290
$17,585
$17,470
$17,250
$16,240
36-Month
3Q15
4Q15
1Q16
2Q16
3Q16
4Q16

Lease Share of Retail Sales

Industry*
28%
29%
32%
31%
29%
29%
22%
22%
26%
23%
18%
19%
Ford Credit
* Source: JD Power PIN
3Q15
4Q15
1Q16
2Q16
3Q16
4Q16

Retail Contract Placement Terms

Average Retail Placement Term
Retail ≥73 Months Mix
67 mo.
63 mo.
64 mo.
64 mo.
66 mo.
64 mo.
3%
4%
3%
5%
3%
4%
3Q15
4Q15
1Q16
2Q16
3Q16
4Q16

FICO and Higher Risk Mix

Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
741
741
732
741
743
741
6%
6%
6%
6%
6%
6%
3Q15
4Q15
1Q16
2Q16
3Q16
4Q16

Lower auction values reflected increased supply and lower values on smaller vehicles

Lease share below industry reflects Ford Credit's leasing strategy

Underwriting practices remain consistent

Over the last several years, we have seen industry lease share grow. As a result, the supply of off-lease vehicles is higher, and will continue to grow for the next several years. The increased supply of used vehicles is resulting in lower auction values, and we expect this trend to continue. Ford Credit’s off-lease vehicle auction performance reflects industry trends. In 2016, Ford Credit’s off-lease auction values were lower than 2015, primarily reflecting higher return volume and lower auction values on smaller vehicles.

Ford Credit’s 2016 full year lease share was flat compared with 2015 and remains below the industry, reflecting the parameters of our leasing strategy which focuses on supporting sales, protecting residual values, and managing the trade cycle. Industry off-lease volume is expected to continue to grow. Ford Credit continues to plan for lower auction values.

The average placement terms and average FICO score have remained stable for several years, reflecting Ford Credit’s disciplined and consistent underwriting practices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALL OTHER

All Other is a combination of Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC, two operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments.

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

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC will design and build mobility services on its own, and collaborate with start-ups and tech companies.

In 2016, pre-tax results for All Other were a loss of $867 million, a $71 million higher loss compared with a year ago. This increase is more than explained by higher net interest expense, offset partially by lower net losses on cash equivalents and marketable securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SPECIAL ITEMS

As detailed in Note 4 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive segment, Financial Services segment, and All Other. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

TOTAL COMPANY
SPECIAL ITEMS

(Mils)	FY	
	2015	**2016**
Pension and OPEB Net Remeasurement Gain / (Losses)		
Year End Net Pension and OPEB Remeasurement Loss	$ (698)	$ (2,985)
Other Pension Remeasurement Loss	--	(11)
Separation-related actions	$ --	$ (304)
Other Items		
Nemak IPO	$ 150	$ --
San Luis Potosi Plant Cancellation	--	(199)
Japan Indonesia Market Closure	--	(80)
Total Other Items	$ 150	$ (279)
Total Pre-tax Special Items	$ (548)	$ (3,579)
Tax Special Items*	$ 205	$ 1,121
Memo:		
Special items impact on earnings per share	$ (0.09)	$ (0.61)

* Includes related tax effect on special items and tax special items

TAXES

Our provision for income taxes for full year 2016 was $2.2 billion, resulting in an effective tax rate of 32.2%.

Our full year 2016 adjusted effective tax rate, which excludes special items, was 31.9%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS - 2015

TOTAL COMPANY

Net income attributable to Ford. The chart below shows our net income attributable to Ford for full year 2015:

TOTAL COMPANY

FY 2015 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$7,373
$9,568
$2,028
$(796)
$(548)
$(2,881)
$(2)
Pre-Tax Results
Total Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling interests

	Total Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling interests
B / (W) FY 2014	$6,142	$3,314	$234	$(41)	$5,511	$(2,877)	$(1)

Net income attributable to Ford for full year 2015 was $7.4 billion or $1.84 diluted earnings per share of Common and Class B Stock, an increase of $6.1 billion or $1.53 per share compared with 2014. Full year 2015 pre-tax results of our Automotive segment, Financial Services segment, All Other, Special Items, and Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue for full year 2015 was $149.6 billion, $5.5 billion higher than 2014.

Cost of sales and Selling, administrative, and other expenses for full year 2015 were $134.5 billion, a decrease of $2.3 billion compared with 2014. The detail for the change is shown below (in billions):

2015 Lower/(Higher) 2014
Volume and mix, exchange, and other	$1.4
Contribution costs
Material excluding commodities	(3.7)
Commodities	0.9
Warranty, freight, and other	1.4
Structural costs	(1.8)
Special items	4.1
Total	$2.3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At December 31, 2015, total equity attributable to Ford was $28.6 billion, an increase of $4.2 billion compared with December 31, 2014. The detail for this change is shown below (in billions):

Increase/(Decrease)
Net income	$7.4
Dividends	(2.4)
Other comprehensive income	(1.0)
Compensation-related equity issuances	0.3
Treasury stock share repurchases	(0.1)
Total	$4.2

The chart below shows our full year 2015 total Company adjusted pre-tax results and pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other, which is mainly net interest expense.

TOTAL COMPANY

FY 2015 ADJUSTED PRE-TAX RESULTS (MILS)

$9,568
$10,800
$9,345
$(832)
$259
$31
$765
$2,028
$(796)
Automotive Segment
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Financial Services Segment
All Other

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Financial Services Segment	All Other
B / (W) FY 2014	$3,507	$1,902	$332	$857	$51	$172	$234	$(41)

We achieved a record Company full-year adjusted pre-tax profit of $10.8 billion in 2015. Collectively, our operations outside of North America were profitable and every business unit, with the exception of South America, was profitable in 2015. In Europe, we earned $259 million, reflecting the progress of our Transformation Plan announced in 2012. Asia Pacific had its best-ever annual profit. North America and Ford Credit continued to deliver benchmark profitability. And as shown below the chart, all business units improved compared with 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

The charts on the following pages detail 2015 key metrics and the change in 2015 pre-tax results compared with 2014 by causal factor for our Automotive segment and its business units —North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SEGMENT

FY 2015 KEY METRICS

Wholesales (000)
6,323
6,635
5 %
Revenue (Bils)
$135.8
$140.6
4 %
Market Share (Pct)
7.1%
7.4%
0.3 ppts
Operating Margin (Pct)
4.6%
6.8%
2.2 ppts
Pre-Tax Results (Mils)
$6,254
$9,568
53%
2014 2015
2014 2015
2014 2015
2014 2015
2014 2015

Shown above are the key market factors and financial metrics for our Automotive segment for full year 2015. Our Automotive operating margin of 6.8 percent was the highest since at least the 1990s. Each of the key metrics improved compared to 2014:

•Wholesale volume was up 5%,
•Automotive revenue was up 4%, or 9% at constant exchange,
•Automotive operating margin was up 2.2 points or nearly 50%, and
•Record full year Automotive pre-tax profit, at $9.6 billion, was up 53%.

Global industry volume, estimated at 88.2 million units, was up 0.1 million units from a year ago. Our global market share, at 7.4%, was up three-tenths of a percentage point with gains in South America and Europe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

FY 2015 PRE-TAX RESULTS (MILS)

$3,314
$9,568
$6,254
Industry $1,537
Share (163)
Stocks 811
Mix / Other 1,837
$4,022
$3,425
Manufacturing Incl. Vol. Related $(1,021)
Engineering (573)
Other (222)
Material Excl. Commodities $(3,682)
Commodities 930
Warranty / Freight / Other 1,384
Ratification Bonus $(452)
Other (248)
$(1,368)
$(1,816)
$(249)
$(700)
Market Factors
Total Cost
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

As shown above, our full year Automotive segment pre-tax profit improved by $3.3 billion. The improvement was driven by $7.4 billion of favorable market factors, reflecting the success of our new product launches, our Asia Pacific growth strategy, as well as industry growth in North America and Europe. Cost increases were mainly product-related costs and manufacturing and engineering expense that supported our growth in 2015, and will support further growth in 2016 and beyond.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA
FY 2015 KEY METRICS

Wholesales (000)
2,842
3,073
8 %
Revenue (Bils)
$82.4
$91.9
12 %
Market Share (Pct)
14.2%
14.0%
0.2 ppts
Operating Margin (Pct)
9.0%
10.2%
1.2 ppts
Pre-Tax Results (Mils)
$7,443
$9,345
26%
2014 2015
2014 2015
2014 2015
2014 2015
2014 2015

North America had an outstanding year. We delivered substantial top-line growth, operating margin at 10.2%, and full year pre-tax profit of $9.3 billion—up 26%.

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
FY 2015 PRE-TAX RESULTS (MILS)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

FY 2015 KEY METRICS

Wholesales (000)
463
381
18%
2014 2015
Revenue (Bils)
$8.8
$5.8
34%
2014 2015
Market Share (Pct)
8.9%
9.6%
0.7 ppts
2014 2015
Operating Margin (Pct)
(13.2)%
(14.4)%
1.2 ppts
2014 2015
Pre-Tax Results (Mils)
$(1,164)
$(832)
29%
2014 2015

Wholesale volume, revenue, and operating margin were each lower than a year ago, reflecting the continued deterioration of the business environment in South America. Despite the tough conditions, South America’s pre-tax loss for the full year was reduced by $332 million, or 29%, compared to a year ago.

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

FY 2015 PRE-TAX RESULTS (MILS)

$332
Industry $(561)
Share 139
Stocks (32)
Mix / Other (13)
$627
$6
$ -
$101
$65
$(1,164)
$(832)
$(467)
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

The full year pre-tax loss in South America was less severe than a year ago, reflecting higher net pricing and market share, partially offset by lower industry.

Our team in the region continued to work on all areas of the business to counter the effects of the difficult business environment and position ourselves to be able to recover quickly once conditions begin to improve.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

FY 2015 KEY METRICS

Wholesales* (000)
1,387
1,530
10 %
Revenue (Bils)
$29.5
$28.2
4 %
Market Share (Pct)
7.2%
7.7%
0.5 ppts
Operating Margin (Pct)
(2.0)%
0.9%
2.9 ppts
Pre-Tax Results (Mils)
$(598)
$259
$857
2014 2015
2014 2015
2014 2015
2014 2015
2014 2015

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 57,000 units in 2014 and 79,000 units in 2015) and Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia (Totaling about 57,000 and 5,000 units in FY 2014 and 2015 respectively). Revenue does not include these sales

With the exception of revenue, which was impacted adversely by the strong U.S. dollar, all metrics for the full year were better than a year ago.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

FY 2015 PRE-TAX RESULTS (MILS)

Industry $503
Share 49
Stocks (9)
Mix / Other (2)
$857
$259
$541
$527
$174
$39
$(161)
$(263)
$(598)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

FY 2015 KEY METRICS

Wholesales
(000)
192
187
3%
2014
2015
Revenue
(Bils)
$4.4
$4.0
9%
2014
2015
Market Share
(Pct)
4.6%
4.4%
0.2 ppts
2014
2015
Operating Margin
(Pct)
(0.5)%
0.8%
1.3 ppts
2014
2015
Pre-Tax Results
(Mils)
$(20)
$31
$51
2014
2015

Our pre-tax results and operating margin improved from a year ago, reflecting higher net pricing offset by lower volume. Wholesale volume and revenue declined compared to a year ago.

The industry volume for the region was flat and our market share declined two-tenths of a percentage point due to industry growth in markets in which we do not participate. Market share was higher compared to 2014 in the major markets in which we do participate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

FY 2015 KEY METRICS

Wholesales
(000)
1,439
1,464
2%
2014
2015
Revenue
(Bils)
$10.7
$10.7
-- %
2014
2015
Market Share
(Pct)
3.5%
3.6%
0.1 ppts
2014
2015
Operating Margin
(Pct)
5.5%
7.1%
1.6 ppts
2014
2015
Pre-Tax Results
(Mils)
$593
$765
29%
2014
2015

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 1,077,000 units in 2014 and 1,123,000 units in 2015); revenue does not include these sales

In Asia Pacific, we had our best year yet as we continued to execute our growth strategy.

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

The industry volume for the region was 39.1 million units, down 600,000 units from a year ago, primarily explained by a decrease in the China industry volume. For the full year, both our Asia Pacific regional market share of 3.6% and our China market share of 4.8% were higher than a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC
FY 2015 PRE-TAX RESULTS (MILS)

$172
Industry $157
Share (64)
Stocks (65)
Mix / Other 267
$593
$765
$295
$(220)
$460
$(546)
$23
$160
FY 2014
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Asia Pacific delivered an outstanding year with a record pre-tax profit of $765 million, up 29% from a year ago. Favorable volume was driven by strong industry in China, where we were able to leverage the government incentive program with our strong line-up of vehicles with 1.6L or smaller engines. Higher mix reflected the strength of our new products, highlighted by the performance of the locally produced all-new three-row Edge. Higher structural cost was a partial offset to the improvement, as we continued to invest for further growth in the region.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT

FINANCIAL SERVICES SEGMENT – FORD CREDIT

FY 2015 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
$108
$122
13%
2014 2015
Managed Receivables* (Bils)
$113
$127
12%
2014 2015
Pre-Tax Results (Mils)
$1,854
$2,086
13%
2014 2015
Average Placement FICO®
741
740
1 pt
2014 2015
Over-60-Day Delinquencies (Pct)
0.14%
0.12%
2 bps
2014 2015
Loss-to-Receivables (LTR) (Pct)
0.27%
0.33%
6 bps
2014 2015

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Ford Credit earned a pre-tax profit of $2.1 billion in 2015, up $232 million from 2014, and its receivables were higher than 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

FY 2015 PRE-TAX RESULTS (MILS)

$232
$1,854
$2,086
$474
$28
$(163)
$(21)
$(115)
$29
FY 2014
FY 2015
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

ALL OTHER

Our full year 2015 All Other pre-tax results were a loss of $796 million, a $41 million higher loss compared with a year ago. This increase primarily reflects higher net interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SPECIAL ITEMS

Our pre-tax and tax special items were as follows:

TOTAL COMPANY

SPECIAL ITEMS

(Mils)

	FY	
	2014	2015
Pension and OPEB Net Remeasurement Gains / (Losses)	$ (4,123)	$ (698)
Separation-related actions	$ (681)	$ --
Other Items		
Nemak IPO	$ --	$ 150
Venezuela Deconsolidation	(800)	--
Ford Sollers equity impairment	(329)	--
Debt Reduction Action	(126)	--
Total Other Items	$ (1,255)	$ 150
Total Pre-tax Special Items	$ (6,059)	$ (548)
Tax Special Items*	$ 1,905	$ 205
Memo:		
Special items impact on earnings per share	$ (1.03)	$ (0.09)

* Includes related tax effect on special items and tax special items

TAXES

Our tax provision for full year 2015 was $2.9 billion, resulting in an effective tax rate of 28.1%.

Our full year 2015 adjusted effective tax rate, which excludes special items, was 28.6%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET SUMMARY

(Bils)	2015 Dec. 31	2016 Dec. 31
Automotive Segment		
Cash, cash equivalents and marketable securities	$ 23.6	$ 27.5
Available credit lines*	10.9	10.8
Total liquidity	$ 34.5	$ 38.3
Debt	$ 12.8	$ 15.9
Cash net of debt	10.8	11.6
Ford Credit		
Managed receivables**	$ 127	$ 137
Debt	120	126
Liquidity	24	27
Managed leverage** (to 1)	9.5	9.2
Total Company Period End Balance Sheet Underfunded Status		
U.S. pension	$ 3.7	$ 3.8
Non-U.S. pension	4.5	5.1
Total global pension	$ 8.2	$ 8.9
Total unfunded OPEB	$ 5.7	$ 5.9

Auto cash and liquidity balances strong

Ford Credit well capitalized with strong liquidity

Global funded pension plans nearly fully funded

* Total available committed Automotive credit lines (including local lines available to foreign affiliates)

** See “Non-GAAP Financial Measure Reconciliations” section for Managed Receivables GAAP reconciliation and “Liquidity and Capital Resources” section for Managed Leverage GAAP reconciliation

Automotive Segment

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to grow our core business and invest in emerging opportunities. Based on our planning assumptions, we believe we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable dividend, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include total cash, cash equivalents, and marketable securities (collectively “Automotive cash”), Automotive liquidity, which includes Automotive cash and total available committed credit lines, and cash net of debt.

At December 31, 2016, we had $27.5 billion of Automotive cash, of which about 89% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations, such as for pension contributions, debt maturities, capital investments, investments in emerging opportunities, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Our Automotive cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year, and is adjusted based on market conditions and liquidity needs. We monitor our Automotive cash levels and average maturity on a daily basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility for our Automotive business of about $10 billion to protect against exogenous shocks. Our corporate credit facility is discussed below. We assess the appropriate long-term target for total Automotive liquidity, comprised of Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At December 31, 2016, we had $38.3 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive segment cash are summarized below (in billions):

AUTOMOTIVE SEGMENT

CASH FLOW

(Bils)	FY 2014	FY 2015	FY 2016
Cash at end of period	$ 21.7	$ 23.6	$ 27.5
Cash at beginning of period	24.8	21.7	23.6
Change in Cash	$ (3.1)	$ 1.9	$ 3.9
Automotive Segment pre-tax profits	$ 6.3	$ 9.6	$ 9.4
Capital spending	(7.4)	(7.1)	(6.9)
Depreciation and tooling amortization	4.3	4.3	4.7
Changes in working capital	(0.4)	0.6	0.5
All Other and timing differences	0.8	(0.1)	(1.3)
Automotive operating cash flow	$ 3.6	$ 7.3	$ 6.4
Separation payments	(0.2)	(0.6)	(0.3)
Transactions with other segments	0.6	0.2	(0.1)
Other, including acquisitions and divestitures	(0.8)	(0.6)	0.1
Cash flow before other actions	$ 3.2	$ 6.3	$ 6.1
Changes in debt	$ (0.9)	$ (0.8)	$ 2.5
Funded pension contributions	(1.5)	(1.1)	(1.2)
Dividends / Share Repurchases	(3.9)	(2.5)	(3.5)
Change in Cash	$ (3.1)	$ 1.9	$ 3.9

In managing our Automotive business, we classify changes in Automotive cash into operating and other items. Operating items include: Automotive segment pre-tax profits, capital spending, depreciation and tooling amortization, changes in working capital, and All Other and timing differences. Non-operating items include: separation payments, transactions with other segments, acquisitions and divestitures, changes in Automotive debt, contributions to funded pension plans, and dividends paid to shareholders.

Automotive operating cash flow was $6.4 billion in 2016, more than explained by Automotive segment pre-tax profits. Automotive total cash flow of $3.9 billion in 2016 includes $2.8 billion in proceeds from our unsecured debt issuance in the United States.

Capital spending was $6.9 billion in 2016, and is projected to be about $7 billion in 2017. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be between $8 billion and $9 billion per year through 2020.

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

Available Credit Lines. Total committed Automotive credit lines at December 31, 2016 were $11.9 billion, consisting of $10.4 billion of our corporate credit facility and $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates.  At December 31, 2016, the amount available under the corporate credit facility was about $10.4 billion with about $35 million utilized for letters of credit.  At December 31, 2016, the amount available under local credit facilities was about $500 million with about $1 billion utilized.

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

Debt. Total Automotive debt at December 31, 2016 was $15.9 billion, which is about $3.1 billion higher than at December 31, 2015. The increase primarily reflects our unsecured debt issuance in the United States, local funding in international markets and foreign currency exchange, offset partially by debt repayments, including repayments to the U.S. Department of Energy.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. See Note 14 of the Notes to the Financial Statements for information regarding the ATVM loan.

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

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit annually stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2016, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $6 billion. At December 31, 2016, the principal amount outstanding of Ford Credit’s unsecured commercial paper was $4.5 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$137
$4
$6
$50
$66
$9
$13
$11
Year-End 2014
Year-End 2015
Year-End 2016

Securitized Funding as Pct. of Managed Receivables	38%	39%	37%

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
*** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

Managed receivables of $137 billion at the end of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit expects the mix of securitized funding to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The chart below shows Ford Credit’s issuances for full-year 2014, 2015, and 2016, and its planned issuances for full-year 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN

(Bils)	2014 Actual	2015 Actual	2016 Actual	2017 Forecast
Unsecured				
- Ford Motor Credit	$8	$11	$10	$8 - 10
- Ford Credit Canada	2	1	1	1 - 2
- FCE Bank	3	4	3	2 - 3
- Rest of World	0	0	0	1
Total Unsecured*	$13	$17	$14	$12 - 16
Securitizations**	15	13	13	12 - 14
Total Public*	$28	$30	$28	$24 - 30

Issuance plans are consistent with prior years

Issuances remain diversified across platforms and markets

* Numbers may not sum due to rounding

** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

In 2016, Ford Credit completed $28 billion of public term funding.

For 2017, Ford Credit projects full-year public term funding in the range of $24 billion to $30 billion. Through February 8, 2017, Ford Credit has completed over $5 billion of public term issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The chart below shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	
Liquidity Sources				
Cash*	$8.9	$11.2	$10.8	
Committed ABS facilities**	33.7	33.2	34.6	Committed Capacity $40.1 billion
Other unsecured credit facilities	1.6	2.3	2.5	
Ford corporate credit facility allocation	2.0	3.0	3.0	
Total liquidity sources	$46.2	$49.7	$50.9	
Utilization of Liquidity				
Securitization cash***	$(2.4)	$(4.3)	$(3.4)	
Committed ABS facilities	(15.3)	(20.6)	(19.9)	
Other unsecured credit facilities	(0.4)	(0.8)	(0.7)	
Ford corporate credit facility allocation	-	-	-	
Total utilization of liquidity	$(18.1)	$(25.7)	$(24.0)	
Gross liquidity	$28.1	$24.0	$26.9	
Adjustments****	(1.6)	(0.5)	0.1	
Net liquidity available for use	$26.5	$23.5	$27.0	

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

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. At December 31, 2016, Ford Credit’s liquidity available for use was $27 billion, $3.5 billion higher than year-end 2015.

Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation.

Ford Credit’s balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Ford Credit ensures its cumulative debt maturities have a longer tenor than its cumulative asset maturities. This positive maturity profile is intended to provide Ford Credit with additional liquidity after all of its assets have been funded.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

LEVERAGE

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
Leverage Calculation			
Total debt*	$ 105.0	$ 119.6	$ 126.5
Adjustments for cash**	(8.9)	(11.2)	(10.8)
Adjustments for derivative accounting***	(0.4)	(0.5)	(0.3)
Total adjusted debt	$ 95.7	$ 107.9	$ 115.4
Equity****	$ 11.4	$ 11.7	$ 12.8
Adjustments for derivative accounting***	(0.4)	(0.3)	(0.3)
Total adjusted equity	$ 11.0	$ 11.4	$ 12.5
Financial statement leverage (to 1) (GAAP)	9.2	10.2	9.9
Managed leverage (to 1) (Non-GAAP)	8.7	9.5	9.2

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

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit deducts cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) because they generally correspond to excess debt beyond the amount required to support its operations and amounts to support on-balance sheet securitization transactions. Ford Credit makes derivative accounting adjustments to its assets, debt, and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt obligations as they mature. As a result, Ford Credit excludes the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates.

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2016, Ford Credit’s financial statement leverage was 9.9:1, and managed leverage was 9.2:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1. Managed leverage is above the targeted range reflecting growth in receivables and the continued impact of a strong U.S. dollar, but it continues to trend toward the target range.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plan Contributions and Strategy. Our strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy reduces balance sheet, cash flow, and income exposures and, in turn, reduces our risk profile. The key elements of this strategy include:

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

•	Taking other strategic actions to reduce pension liabilities.

PENSION UPDATE

	2015	2016	2016 B / (W) 2015
Year End Underfunded Status (Bils)			
– U.S. plans	$ 3.7	$ 3.8	$ (0.1)
– Non-U.S. plans	4.5	5.1	(0.6)
Total Underfunded Status	$ 8.2	$ 8.9	$ (0.7)
Year-End Discount Rate (Weighted Average)			
– U.S. plans	4.27%	4.03%	(0.24) ppts
– Non-U.S. plans	3.20	2.44	(0.76)
Actual Asset Returns			
– U.S. plans	(1.8)%	8.6%	10.4 ppts
– Non-U.S. plans	7.7	14.0	6.3
Pension Plan Contributions (Bils)			
– Funded plans	$ 1.1	$ 1.2	$ (0.1)
– All plans	1.5	1.5	--
Pension plan (expense) / income* (Bils)	$ 0.3	$ 0.5	$ 0.2
**Net remeasurement gain/(loss) – Special items (Bils) ** **	$ (0.7)	$ (3.0)	$ (2.3)

Underfunded status of pension plans at $8.9B, modestly higher than a year ago

U.S. plans funded status nearly unchanged despite lower discount rates due to advanced de-risking status

Funded status for funded plans unchanged at 96%

* Excludes all pension-related special items, primarily remeasurement
** Includes about $0.2 billion for OPEB

Worldwide, our defined benefit pension plans were underfunded by $8.9 billion at December 31, 2016, a deterioration of $700 million from December 31, 2015, due to lower discount rates partially offset by asset returns and contributions. Of the $8.9 billion underfunded status at year-end 2016, $5.9 billion, or about 66%, is associated with our unfunded plans.

The U.S. weighted-average discount rate decreased 24 basis points to 4.03% at year-end 2016 from 4.27% at year-end 2015. The non-U.S. weighted average discount rate decreased 76 basis points to 2.44% at year-end 2016 from 3.20% at year-end 2015.
Asset returns in 2016 for our U.S. plans were 8.6% reflecting fixed income gains as interest rates fell. The fixed income mix in our U.S. plans at year-end 2016 was 75%, two percentage points lower than year-end 2015. Asset returns for our non-U.S. plans were 14%, reflecting fixed income gains and favorable exchange. The fixed income mix in our non-U.S. plans at year-end 2016 was 76%, two percentage points higher than year-end 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2016, consistent with our plan, we contributed $1.2 billion to our global funded pension plans (most of which were mandatory contributions), an increase of $100 million compared with 2015. During 2017, we expect to contribute $1 billion from Automotive cash to our global funded pension plans (most of which are mandatory contributions). We also expect to make about $300 million of benefit payments to participants in unfunded plans, for a combined total of $1.3 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. plans in 2017. After 2017, we expect contributions to our global funded plans of about $1 billion per year, limited to ongoing service cost. While full funding and de-risking will be dependent on many factors, including future global interest rates, based on our present assumptions we expect our global funded pension plans will be fully funded in 2018.

For a detailed discussion of our pension plans, see Note 13 of the Notes to the Financial Statements.

Return on Invested Capital. We analyze total company performance using a Return on Invested Capital (“ROIC”) financial metric based on an after-tax rolling five-year average basis, which we believe is appropriate given our industry’s product and investment cycles. The following table contains the calculation of our ROIC for the years shown:

RETURN ON INVESTED CAPITAL CALCULATION

(Bils.)

	2012	2013	2014	2015	2016
Net Operating Profit After Tax (NOPAT)					
Pre-Tax Profit (Incl. Special Items)	$ 2.0	$ 14.4	$ 1.2	$ 10.3	$ 6.8
Add Back: Costs related to Invested Capital					
Interest Expense on Automotive Debt	0.7	0.8	0.8	0.8	0.9
Funding-related pension and OPEB costs*	6.2	(6.1)	3.4	(0.7)	1.6
Less: Cash Taxes	(0.3)	(0.5)	(0.5)	(0.6)	(0.7)
Net Operating Profit After Tax	$ 8.6	$ 8.6	$ 5.0	$ 9.8	$ 8.6
Invested Capital					
Equity	$ 15.9	$ 26.2	$ 24.5	$ 28.7	$ 29.2
Redeemable Non-Controlling Interest	0.3	0.3	0.3	0.1	0.1
Automotive Debt	14.3	15.7	13.8	12.8	15.9
Net pension and OPEB liability	25.5	14.9	16.2	13.9	14.7
Invested Capital (End of Year)	$ 56.0	$ 57.0	$ 54.8	$ 55.5	$ 59.9
Average Year Invested Capital	$ 53.1	$ 56.5	$ 55.7	$ 55.1	$ 57.7
Annual ROIC	16.2%	15.2%	8.9%	17.7%	14.9%
Five-Year Average ROIC**	7.3%	17.4%	16.2%	15.7%	14.6%

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

In the first half of 2016, Ford and Ford Credit received rating upgrades from each of these NRSROs. The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2017 INDUSTRY AND GDP PLANNING ASSUMPTIONS

Based on the current environment, our industry and GDP planning assumptions for 2017 include the following:

INDUSTRY AND GDP PLANNING ASSUMPTIONS

	GDP Growth (Pct)		Industry (Mils)	
	2016 Est.	2017 Outlook	2016 Est.	2017 Outlook
Global*	2.9%	3.4%	91.4	93.1
U.S.	1.6%	2.2%	17.9	17.7
Brazil	(3.7)%	0.5%	2.1	2.1
Europe	1.5%	1.6%	20.1	20.3
China	6.7%	6.7%	26.4	27.2

Global GDP projected at 3.4%

Global industry volume gains in 2017 to be driven by AP and Europe

U.S. industry expected to decline slightly from high level

China 2017 industry to grow at a slower pace due to smaller tax cut benefits

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting; Global Industry includes estimated data for some markets not shown

Overall, we expect growth in GDP globally and in all major markets shown above. Similarly, we expect growth in industry volume globally and in all major markets shown above, except the United States. Industry volume in the United States is expected to decline but remain strong.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

Our full year 2016 production volumes and first quarter 2017 forecast production volumes for our Automotive business units are as follows (in thousands):

AUTOMOTIVE SEGMENT

PRODUCTION VOLUMES

(000)	FY 2016 Actual		1Q 2017 Forecast	
	Units	O / (U) 2015	Units	O / (U) 2016
North America	3,106	(24)	815	(39)
South America	309	(39)	73	8
Europe	1,503	(106)	445	20
Middle East & Africa	87	4	21	--
Asia Pacific	1,658	154	390	(34)
Total	6,663	(11)	1,744	(45)

Key drivers of 1Q YoY:

NA – lower fleet sales and non–repeat of Fusion stock build

Europe – higher industry

AP – lower China industry due to tax incentive policy change

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

2017 Company Guidance

Based on the current economic environment, our Company guidance for 2017 includes the following:

2017 COMPANY GUIDANCE

	Total Company Adjusted Pre-Tax Results*	Adjusted EPS*	Automotive Segment Revenue	Automotive Segment Operating Margin	Automotive Segment Operating Cash Flow	Adjusted Effective Tax Rate* (Pct)
B / (W) 2016	↓	↓	↔	↓	↓	↔
2016 FY Results	$10.4B	$1.76	$141.5B	6.7%	$6.4B	31.9%

* See "Non-GAAP Financial Measures that Supplement GAAP Measures" for definitions and "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Consistent With Previous Guidance, 2017 Company Outlook Generally Lower Than 2016 Driven By Investments In Emerging Opportunities

After a strong 2016, we expect to deliver another good year in 2017. The total Company outlook shown above is in line with expectations set out at our Investor Day in September 2016.

We are making substantial progress on expanding our business, from a strong, healthy automotive company to one that will be even stronger and bigger as we become an auto and mobility company in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our 2017 outlook by business unit is as follows:

2017 BUSINESS UNIT GUIDANCE

	Automotive						
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Ford Credit	All Other
PBT B / (W) 2016	↓	↑	↓	↑	↑	↓	↓
	-- Volume, Mix -- Emerging Opps -- Commodities -- Exchange + Costs excl. Emerging Opps	+ Net Pricing + Volume -- Exchange -- Cost incl. Commodities	-- Exchange (Brexit) -- Cost incl. Commodities + Net Pricing	+ Cost + Net Pricing + Exchange -- Volume, Mix	+ Volume, Mix + Costs excl. Emerging Opps -- Net Pricing -- Exchange -- Emerging Opps	-- Residual Values	-- Net Interest Expense (↑Auto Debt) -- Emerging Opps (FSM)
2016 FY Results	$9,001M	$(1,109)M	$1,205M	$(302)M	$627M	$1,879M	$(867)M

We expect profits in North America and Europe to be lower than 2016, while we expect to see improvements in results in South America, Middle East & Africa, and Asia Pacific. Results for Ford Credit and All Other are expected to be lower than 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, protectionist trade policies, or other events;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors);

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and other postretirement liabilities impairing liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following charts show our Non-GAAP financial measure reconciliations for: Adjusted Pre-Tax Profit, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Financial Services Segment section of “Liquidity and Capital Resources.”

TOTAL COMPANY

NET INCOME RECONCILIATION TO ADJUSTED PRE-TAX PROFIT

(Mils)	FY		
	2014	2015	2016
Net income attributable to Ford (GAAP)	$ 1,231	$ 7,373	$ 4,596
Income / (Loss) attributable to non-controlling interests	(1)	(2)	11
Net income	$ 1,230	$ 7,371	$ 4,607
Less: Provision for income taxes	(4)	(2,881)	(2,189)
Income before income taxes	$ 1,234	$ 10,252	$ 6,796
Less: Special items pre-tax	(6,059)	(548)	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 7,293	$ 10,800	$ 10,375

TOTAL COMPANY

EARNINGS PER SHARE RECONCILIATION TO ADJUSTED EARNINGS PER SHARE

	FY		
	2014	2015	2016
Diluted After-Tax Results (Mils)			
Diluted After-tax results (GAAP)	$ 1,231	$ 7,373	$ 4,596
Less: Impact of Pre-tax and tax special items	(4,154)	(343)	(2,458)
Add: Diluted Income*	42	--	--
Adjusted Net Income – Diluted (Non-GAAP)	$ 5,427	$ 7,716	$ 7,054
Basic and Diluted Shares (Mils)			
Basic shares (Average shares outstanding)	$ 3,912	$ 3,969	$ 3,973
Net dilutive options and unvested restricted stock units	46	33	26
Diluted Shares (GAAP)	$ 3,958	$ 4,002	$ 3,999
Dilutive Effect of Assumed Conversion of Convertible Notes due 2016	87	--	--
Adjusted Shares – Diluted (Non-GAAP)	$ 4,045	$ 4,002	$ 3,999
Earnings Per Share – Diluted (GAAP)	$ 0.31	$ 1.84	$ 1.15
Less: Net impact of adjustments	(1.03)	(0.09)	(0.61)
Adjusted Earnings Per Share – Diluted (Non-GAAP)	$ 1.34	$ 1.93	$ 1.76

* In 2014, the shares and income related to the assumed conversion of the 2016 Convertible Notes were antidilutive for Earnings Per Share (GAAP) and dilutive for Adjusted Earnings Per Share (Non-GAAP)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL COMPANY

EFFECTIVE TAX RATE RECONCILIATION TO ADJUSTED EFFECTIVE TAX RATE

	FY		
	2014	2015	2016
Pre-Tax Results (Mils)			
Income before Income Taxes (GAAP)	$ 1,234	$ 10,252	$ 6,796
Less: Impact of special items	(6,059)	(548)	(3,579)
Adjusted Pre-tax Profit (Non-GAAP)	$ 7,293	$ 10,800	$ 10,375
Taxes (Mils)			
Provision for income taxes (GAAP)	$ (4)	$ (2,881)	$ (2,189)
Less: Impact of special items	1,905	205	1,121
Adjusted Provision for income taxes (Non-GAAP)	$ (1,909)	$ (3,086)	$ (3,310)
Effective Tax Rate (GAAP)	0.3%	28.1%	32.2%
Adjusted Effective Tax Rate (Non-GAAP)	26.2	28.6	31.9

FINANCIAL SERVICES SEGMENT – FORD CREDIT

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
Financial Services finance receivables, net (GAAP)*	**$ 81.1**	**$ 90.7**	**$ 96.2**
Net investment in operating leases (GAAP)*	**21.5**	**25.1**	**27.2**
Consolidating adjustments**	**5.8**	**6.1**	**6.8**
Ford Credit total net receivables	**$ 108.4**	**$ 121.9**	**$ 130.2**
Unearned interest supplements and residual support	**3.9**	**4.5**	**5.3**
Allowance for credit losses	**0.4**	**0.4**	**0.5**
Other, primarily accumulated supplemental depreciation	**0.1**	**0.4**	**0.9**
Total managed receivables (Non-GAAP)	**$ 112.8**	**$ 127.2**	**$ 136.9**

* Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit's balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit's other creditors

** Primarily includes Automotive segment receivables purchased by Ford Credit which are reclassified to *Trade and other receivables* on our consolidated Balance Sheet. Also includes eliminations of intersegment transactions

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 SUPPLEMENTAL FINANCIAL INFORMATION

The tables below provide supplemental consolidating financial information. The data is presented by our reportable segments, Automotive and Financial Services. All Other, Special Items, and Adjustments include our operating segments that did not meet the quantitative threshold to qualify as a reportable segment, special items (which primarily consists of our pension and OPEB remeasurement gains and losses), eliminations of intersegment transactions, and deferred tax netting.

Selected Income Statement Information. The following table provides supplemental income statement information, by segment (in millions):

	For the year ended December 31, 2016
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Revenues	$141,546	$10,253	$1	$151,800
Total costs and expenses	135,158	8,904	3,622	147,684
Interest expense on Automotive debt	—	—	894	894
Other income/(loss), net	1,287	438	69	1,794
Equity in net income of affiliated companies	1,747	33	—	1,780
Income/(loss) before income taxes	9,422	1,820	(4,446)	6,796
Provision for/(Benefit from) income taxes	3,109	505	(1,425)	2,189
Net income/(loss)	$6,313	$1,315	$(3,021)	$4,607

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information, by segment (in millions):

	December 31, 2016
Assets	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Cash and cash equivalents	$7,820	$8,077	$8	$15,905
Marketable securities	19,642	3,280	—	22,922
Financial Services finance receivables, net	—	46,266	—	46,266
Trade and other receivables, less allowances	4,457	6,645	—	11,102
Inventories	8,898	—	—	8,898
Other assets	2,328	1,040	—	3,368
Receivable from other segments	7	784	(791)	—
Total current assets	43,152	66,092	(783)	108,461

Financial Services finance receivables, net	—	49,924	—	49,924
Net investment in operating leases	1,620	27,209	—	28,829
Net property	31,916	156	—	32,072
Equity in net assets of affiliated companies	3,136	153	15	3,304
Deferred income taxes	13,112	206	(3,613)	9,705
Other assets	3,993	1,617	46	5,656
Receivable from other segments	—	895	(895)	—
Total assets	$96,929	$146,252	$(5,230)	$237,951

Liabilities
Payables	$20,239	$1,057	$—	$21,296
Other liabilities and deferred revenue	18,193	1,120	3	19,316
Automotive debt payable within one year	2,685	—	—	2,685
Financial Services debt payable within one year	—	46,984	—	46,984
Payable to other segments	784	—	(784)	—
Total current liabilities	41,901	49,161	(781)	90,281

Other liabilities and deferred revenue	23,414	972	9	24,395
Automotive long-term debt	13,222	—	—	13,222
Financial Services long-term debt	—	80,079	—	80,079
Deferred income taxes	199	4,105	(3,613)	691
Payable to other segments	895	—	(895)	—
Total liabilities	$79,631	$134,317	$(5,280)	$208,668

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information, by segment (in millions):

	For the year ended December 31, 2016
Cash flows from operating activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Net income	$6,313	$1,315	$(3,021)	$4,607
Depreciation and tooling amortization	4,667	4,356	—	9,023
Other amortization	175	(481)	—	(306)
Provision for credit and insurance losses	—	672	—	672
Pension and OPEB expense	2,667	—	—	2,667
Equity investment (earnings)/losses in excess of dividends received	(148)	(30)	—	(178)
Foreign currency adjustments	297	(14)	—	283
Net (gain)/loss on changes in investments in affiliates	(139)	—	—	(139)
Stock compensation	200	10	—	210
Net Change in wholesale and other receivables	—	(1,449)	—	(1,449)
Provision for deferred income taxes	634	844	—	1,478
Decrease/(Increase) in intersegment receivables/payables	540	(543)	3	—
Decrease/(Increase) in accounts receivable and other assets	(2,516)	(339)	—	(2,855)
Decrease/(Increase) in inventory	(815)	—	—	(815)
Increase/(Decrease) in accounts payable and accrued and other liabilities	6,176	414	5	6,595
Other	(2,934)	(73)	3,006	(1)
Interest supplements and residual value support to Financial Services	(4,072)	4,072	—	—
Net cash provided by/(used in) operating activities	11,045	$8,754	$(7)	$19,792

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(6,947)
Net cash flows from non-designated derivatives	610
Funded pension contributions	1,155
Separation payments	336
Other	186
Automotive Segment Operating Cash Flows	$6,385
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended December 31, 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	For the year ended December 31, 2016
Cash flows from investing activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Capital spending	$(6,947)	$(45)	$—	$(6,992)
Acquisitions of finance receivables and operating leases	—	(56,007)	—	(56,007)
Collections of finance receivables and operating leases	—	38,834	—	38,834
Purchases of equity and debt securities	(24,133)	(7,289)	(6)	(31,428)
Sales and maturities of equity and debt securities	22,598	6,756	—	29,354
Settlements of derivatives	610	215	—	825
Other	171	(60)	(49)	62
Investing activity (to)/from other segments	80	—	(80)	—
Net cash provided by/(used in) investing activities	$(7,621)	$(17,596)	$(135)	$(25,352)

Cash flows from financing activities
Cash dividends	$(3,376)	$—	$—	$(3,376)
Purchases of Common Stock	(145)	—	—	(145)
Net changes in short-term debt	404	3,460	—	3,864
Proceeds from issuance of other debt	3,153	42,808	—	45,961
Principal payments on other debt	(1,053)	(37,744)	—	(38,797)
Other	53	(102)	—	(49)
Financing activity to/(from) other segments	—	(150)	150	—
Net cash provided by/(used in) financing activities	$(964)	$8,272	$150	$7,458

Effect of exchange rate changes on cash and cash equivalents	$(26)	$(239)	$—	$(265)

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

Assumptions and Approach Used. We establish estimates for warranty and field service action obligations using a patterned estimation model. We use historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. We reevaluate our estimate of warranty and field service obligations on a regular basis. Experience has shown that initial data for any given model year may be volatile; therefore, our process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, we use the data to modify the historical averages in order to ensure that the estimate is within the range of likely outcomes. We then compare the resulting accruals with present spending rates to ensure that the balances are adequate to meet expected future obligations. Based on this data, we revise our estimates as necessary. Warranty coverages vary; therefore, our warranty accruals vary depending upon the type of product and the geographic location of its sale for specific periods of time and/or mileage. Field service actions are distinguishable from warranties in that they may occur in periods beyond the basic warranty coverage period. Our best estimate of the obligation related to field service actions includes expected future payments.

Due to the uncertainty and potential volatility of these factors, changes in our assumptions could materially affect our financial condition and results of operations. See Note 24 of the Notes to the Financial Statements for information regarding warranty and product recall related costs.

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

Beginning in 2016, we changed the approach used to estimate the service and interest components of net periodic benefit cost for pension and OPEB for plans that utilize a yield curve approach. With this refinement, we measure service and interest costs by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe this approach provides a more precise measurement of service and interest costs. This refinement has no effect on the measurement of our plan obligations or on full year pension and OPEB expense as lower service and interest costs recorded quarterly are offset in the fourth quarter remeasurement. We have accounted for this as a change in accounting estimate and accordingly, have accounted for it on a prospective basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Expected long-term rate of return on plan assets. Our expected long-term rate of return considers various sources, primarily inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan. Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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

Assumptions are set at each year-end and are generally not changed during the year unless there is a major plan event such as a significant curtailment or settlement that would trigger a plan remeasurement.

See Note 13 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2016 weighted average discount rate was 4.03% for U.S. plans and 2.44% for non-U.S. plans, reflecting decreases of 24 and 76 basis points, respectively, compared with year-end 2015. In 2016, the U.S. actual return on assets was 8.6%, which was higher than the expected long-term rate of return of 6.75%. Non-U.S. actual return on assets was 14%, which was higher than the expected long-term rate of return of 5.56%. In total, these differences, in addition to demographic and other updates, resulted in a net loss of $2.8 billion which has been recognized within net periodic benefit cost and reported as a special item.

For 2017, the expected long-term rate of return on assets is 6.75% for U.S. plans unchanged from 2016, and 5.19% for non-U.S. plans, down 37 basis points compared with a year ago, primarily reflecting lower consensus on capital market return expectations from advisors.

De-risking Strategy. We employ a broad global de-risking strategy which increases the matching characteristics of our assets relative to our obligation as funded status improves. Changes in interest rates (which directly influence changes in discount rates), in addition to other factors, have a significant impact on the value of our pension obligation and fixed income asset portfolio. As we de-risk our plans and increase the allocation to fixed income investments over time, we expect the funded status sensitivity to changes in interest rates will be significantly reduced. Changes in interest rates should result in offsetting effects in the value of our pension obligation and the value of the fixed income asset portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. The December 31, 2016 pension funded status and 2017 expense are affected by year-end 2016 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors which generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our obligations and fixed income assets. The table below estimates the impact on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis	Increase/(Decrease) in
	Point	December 31, 2016 Funded Status
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps.	$4,700/$(5,700)	$4,500/$(5,900)
Interest rate - fixed income assets	+/- 100	(4,100)/5,000	(2,700)/3,500
Net impact on funded status		$600/$(700)	$1,800/$(2,400)

The fixed income asset sensitivity shown excludes other fixed income return components (e.g., changes in credit spreads, bond coupon and active management excess returns), and growth asset returns. Other factors that impact net funded status (e.g., contributions) are not reflected.

Interest rates and the expected long-term rate of return on assets have the largest impact on pension expense. These assumptions are generally set at each year-end for expense recorded throughout the following year. The table below estimates the impact on pension expense of a higher/lower assumption for these factors (in millions):

	Basis	Increase/(Decrease) in
	Point	2016 Expense
Factor	Change	U.S. Plans	Non-U.S. Plans
Interest rate - service cost and interest cost	+/- 25 bps.	$30/$(30)	$10/$(10)
Expected long-term rate of return on assets	+/- 25	(100)/100	(60)/60

The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to an increase in discount rates assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for worldwide OPEB plans at December 31, 2015 was 4.23%, compared with 4% at December 31, 2016, resulting in a worldwide loss of about $200 million which has been recognized within net periodic benefit cost and reported as a special item.

Sensitivity Analysis. Discount rates and interest rates have the largest impact on our OPEB obligation and expense. The table below estimates the impact on 2017 pension expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis	(Increase)/Decrease 2016 YE Obligation	Increase/(Decrease) 2017 Expense
Point
Factor	Change
Discount rate - obligation	+/- 100 bps.	$600/$(800)	N/A
Interest rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

We presently believe that a valuation allowance of $909 million is required, primarily related to deferred tax assets in various non-U.S. operations. We believe that we ultimately will recover the remaining $9 billion of deferred tax assets. We have assessed recoverability of these assets, and concluded that no valuation allowance is required.

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

Assumptions Used. Ford Credit’s allowance for credit losses is based on assumptions regarding:

•
Frequency. The number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions; repossession ratio reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time divided by the average number of contracts outstanding; and

•	Loss severity. The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

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

The loss emergence period (“LEP”) is an assumption within Ford Credit’s models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Assumption	Change	Increase/(Decrease)
Frequency - repossession ratio	+/- 0.1 pct. pt.	$49/$(49)
Loss severity per unit	+/- 1.0%	5/(5)

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

Changes in Ford Credit’s assumptions affect the Financial Services interest, operating, and other expenses on our income statement and the allowance for credit losses contained within Financial Services finance receivables, net and Net investment in operating leases on our balance sheet.

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

Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand operating lease portfolio is as follows (in millions, except for percentages):

Assumption	Percentage Change	Increase/(Decrease)
Future auction values	+/- 1.0	$(120)/$120
Return volumes	+/- 1.0	15/(15)

The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Financial Services interest, operating, and other expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02, 2016-09, and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are under Common Control	January 1, 2017
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017 (b)
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 3 of the Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients). We will adopt the new revenue guidance effective January 1, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AGGREGATE CONTRACTUAL OBLIGATIONS

We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services segment. Long-term debt may have fixed or variable interest rates. For long-term debt with variable-rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements. “Purchase obligations” are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms.

The table below summarizes our contractual obligations as of December 31, 2016 (in millions):

	Payments Due by Period
	2017	2018 - 2019	2020 - 2021	2022 and Thereafter	Total
Non-Financial Services
On-balance sheet
Long-term debt (a)	$1,389	$2,241	$1,682	$9,573	$14,885
Interest payments relating to long-term debt	738	1,276	1,154	8,321	11,489
Capital leases (b)	32	103	17	8	160
Pension funding (c)	511	663	344	—	1,518
Off-balance sheet
Purchase obligations	1,535	1,387	761	527	4,210
Operating leases	335	467	219	332	1,353
Total Non-Financial Services	4,540	6,137	4,177	18,761	33,615

Financial Services
On-balance sheet
Long-term debt (a)	31,655	45,363	23,485	11,176	111,679
Interest payments relating to long-term debt	2,543	3,394	1,730	1,176	8,843
Off-balance sheet
Purchase obligations	13	9	2	—	24
Operating leases	7	10	6	8	31
Total Financial Services	34,218	48,776	25,223	12,360	120,577
Total Company	$38,758	$54,913	$29,400	$31,121	$154,192
__________

(a)	Excludes unamortized debt discounts/premiums, debt issuance costs, and fair value adjustments.

(b)	Includes interest payments of $9 million.

(c)
Amounts represent our estimate of contractually obligated deficit contributions to U.K. and Ford-Werke plans. See Note 13 for further information regarding our expected 2017 pension contributions and funded status.

The amount of unrecognized tax benefits for 2016 of $1.6 billion (see Note 21 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 7, 13, and 14, respectively, of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

These risks affect our Automotive and Financial Services segments differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and its members include our Treasurer, our Corporate Controller, and other members of senior management.

Our Automotive and Financial Services segments are exposed to liquidity risk, including the possibility of having to curtail business or being unable to meet financial obligations as they come due because funding sources may be reduced or become unavailable. Our plan is to maintain funding sources to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in Item 7, our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances, equity and equity-linked issuances, and bank borrowings.

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

In accordance with our corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). We do not use derivative contracts for trading, market-making, or speculative purposes. In certain instances, we forgo hedge accounting, and in certain other instances, our derivatives do not qualify for hedge accounting. Either situation results in unrealized gains and losses that are recognized in income. For additional information on our derivatives, see Note 17 of the Notes to the Financial Statements.

The market and counterparty risks of our Automotive segment and Ford Credit are discussed and quantified below.

AUTOMOTIVE MARKET RISK

Our Automotive segment frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in foreign operations. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in our Automotive segment and changes in interest rates.

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

The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2015, was an asset of $322 million compared with an asset of $528 million as of December 31, 2016. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.2 billion at December 31, 2015, compared with $2.7 billion at December 31, 2016. The sensitivity analysis

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 17 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

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

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2015 was a liability of $24 million compared with an asset of $5 million as of December 31, 2016. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $62 million at December 31, 2015, compared with $54 million at December 31, 2016.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive segment investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2015, we had $23.6 billion in our Automotive segment investment portfolios, compared to $27.5 billion at December 31, 2016. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $186 million, as calculated as of December 31, 2015. This compares to $243 million, as calculated as of December 31, 2016. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

FORD CREDIT MARKET RISK

Market risk for Ford Credit is the possibility that changes in interest and currency exchange rates will adversely affect cash flow and economic value.

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

Debt consists primarily of short- and long-term unsecured debt and securitization debt. Ford Credit’s unsecured term debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

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

Pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2015	2016
One percentage point instantaneous increase in interest rates	$7	$21
One percentage point instantaneous decrease in interest rates (a)	(7)	(21)
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2016, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2015 was an asset of $681 million, compared to an asset of $743 million at December 31, 2016.

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

Selected quarterly financial data for 2015 and 2016 are provided in Note 23 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Beneficial Stock Ownership” in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance – Board Committee Functions,” “Audit Committee Financial Expert and Auditor Rotation,” and “Proposal 1 – Election of Directors” in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics” in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation in 2016,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Option Exercises and Stock Vested in 2016,” “Pension Benefits in 2016,” “Nonqualified Deferred Compensation in 2016,” and “Potential Payments Upon Termination or Change in Control.”

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance – Independence of Directors and Relevant Facts and Circumstances” in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Fees” in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2016 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement for the years ended December 31, 2014, 2015, and 2016.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2015, and 2016.

•	Consolidated Balance Sheet at December 31, 2015 and 2016.

•	Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2015, and 2016.

•	Consolidated Statement of Equity for the years ended December 31, 2014, 2015, and 2016.

•	Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page FS-1 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description
Schedule II	Valuation and Qualifying Accounts

Schedule II is filed as part of this Report and is set forth on page FSS-1 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-A-1	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 3-B	By-laws.	Filed as Exhibit 3.2 to our Form 8-A/A filed on September 11, 2015.*
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4.3 to our Current Report on Form 8-K filed September 11, 2015.*
Exhibit 10-A	Executive Separation Allowance Plan as amended and restated effective as of January 1, 2012**	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Designation	Description	Method of Filing
Exhibit 10-F	Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2013.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2013.**	Filed as Exhibit 10-E-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-G-3	Amendment to Description of Director Compensation as of January 1, 2017.**	Filed with this Report.
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-M	Select Retirement Plan, amended and restated effective as of January 1, 2014.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan Metrics for 2015.**	Filed as Exhibit 10-O-5 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2016.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2017.**	Filed with this Report.
Exhibit 10-O-5	Performance-Based Restricted Stock Unit Metrics for 2012.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed as Exhibit 10-O-11 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2016.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-O-10	Performance-Based Restricted Stock Unit Metrics for 2017.**	Filed with this Report.
Exhibit 10-O-11	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-12	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-3	Form of Stock Option (NQO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-3 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-4	Form of Stock Option (NQO) Agreement for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2008.*

Designation	Description	Method of Filing
Exhibit 10-P-5	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-6	Form of Stock Option (ISO) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-6 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-7	Form of Stock Option Agreement (ISO) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-7 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-8	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-9	Form of Stock Option (U.K.) Terms and Conditions for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-10	Form of Stock Option Agreement (U.K.) for 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-O-14 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-12	Form of Restricted Stock Grant Letter as of January 1, 2011.**	Filed as Exhibit 10-O-12 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P-13	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed as Exhibit 10-P-13 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-P-14	Form of Performance-Based Restricted Stock Unit Opportunity Letter (2008 Long-Term Incentive Plan).**	Filed as Exhibit 10-P-14 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-P-15	2008 Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed as Exhibit 10-O-22 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-16	2008 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed as Exhibit 10-P-16 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-P-17	Form of Final Award Agreement for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-O-26 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-P-18	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under 2008 Long-Term Incentive Plan.**	Filed as Exhibit 10-P-18 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-P-19	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed as Exhibit 10-P-19 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Amended and Restated Relationship Agreement dated April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 25, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	2015 Incentive Compensation Grants - Exclusion of Pension & OPEB Accounting Change.**	Filed as Exhibit 10-U to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-W-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-X-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-X-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*
Exhibit 10-X-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

Designation	Description	Method of Filing
Exhibit 10-X-4
Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-X-5
Twelfth Amendment dated as of April 29, 2016 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.
Filed as Exhibit 10 to our Current Report on Form 8-K filed April 29, 2016.*
Exhibit 10-Y	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-Z	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2017.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
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

ITEM 16.  Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 9, 2017
William Clay Ford, Jr.

MARK FIELDS*	Director, President and Chief Executive Officer	February 9, 2017
Mark Fields	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 9, 2017
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 9, 2017
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director and Chair of the Compensation Committee	February 9, 2017
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 9, 2017
Edsel B. Ford II

JAMES H. HANCE, JR.*	Director	February 9, 2017
James H. Hance, Jr.

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability and Innovation Committee	February 9, 2017
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 9, 2017
Jon M. Huntsman, Jr.

WILLIAM E. KENNARD*	Director	February 9, 2017
William E. Kennard

JOHN C. LECHLEITER*	Director	February 9, 2017
John C. Lechleiter

Signature	Title	Date

ELLEN R. MARRAM*	Director	February 9, 2017
Ellen R. Marram

GERALD L. SHAHEEN*	Director and Chair of the Nominating and Governance Committee	February 9, 2017
Gerald L. Shaheen

JOHN L. THORNTON*	Director	February 9, 2017
John L. Thornton

JOHN S. WEINBERG*	Director	February 9, 2017
John S. Weinberg

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 9, 2017
Bob Shanks	(principal financial officer)

JOHN T. LAWLER*	Vice President and Controller	February 9, 2017
John T. Lawler	(principal accounting officer)

*By: /s/ JONATHAN E. OSGOOD		February 9, 2017
Jonathan E. Osgood
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 9, 2017

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2014	2015	2016
Revenues
Automotive	$135,782	$140,566	$141,546
Financial Services	8,295	8,992	10,253
Other	—	—	1
Total revenues	144,077	149,558	151,800

Costs and expenses
Cost of sales	125,025	124,041	126,584
Selling, administrative, and other expenses	11,842	10,502	12,196
Financial Services interest, operating, and other expenses	6,878	7,368	8,904
Total costs and expenses	143,745	141,911	147,684

Interest expense on Automotive debt	797	773	894

Non-Financial Services interest income and other income/(loss), net (Note 19)	76	1,188	1,356
Financial Services other income/(loss), net (Note 19)	348	372	438
Equity in net income of affiliated companies	1,275	1,818	1,780
Income before income taxes	1,234	10,252	6,796
Provision for/(Benefit from) income taxes (Note 21)	4	2,881	2,189
Net income	1,230	7,371	4,607
Less: Income/(Loss) attributable to noncontrolling interests	(1)	(2)	11
Net income attributable to Ford Motor Company	$1,231	$7,373	$4,596

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 22)
Basic income	$0.31	$1.86	$1.16
Diluted income	0.31	1.84	1.15

Cash dividends declared	0.50	0.60	0.85

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2014	2015	2016
Net income	$1,230	$7,371	$4,607
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(36)	(1,132)	(1,024)
Marketable securities	—	(6)	(8)
Derivative instruments	(182)	227	219
Pension and other postretirement benefits	(23)	(81)	56
Total other comprehensive income/(loss), net of tax	(241)	(992)	(757)
Comprehensive income	989	6,379	3,850
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	(2)	10
Comprehensive income attributable to Ford Motor Company	$989	$6,381	$3,840

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2015	December 31, 2016
ASSETS
Cash and cash equivalents (Note 5)	$14,272	$15,905
Marketable securities (Note 5)	20,904	22,922
Financial Services finance receivables, net (Note 6)	45,137	46,266
Trade and other receivables, less allowances of $372 and $392	11,042	11,102
Inventories (Note 9)	8,319	8,898
Other assets	2,913	3,368
Total current assets	102,587	108,461

Financial Services finance receivables, net (Note 6)	45,554	49,924
Net investment in operating leases (Note 7)	27,093	28,829
Net property (Note 11)	30,163	32,072
Equity in net assets of affiliated companies (Note 10)	3,224	3,304
Deferred income taxes (Note 21)	11,509	9,705
Other assets	4,795	5,656
Total assets	$224,925	$237,951

LIABILITIES
Payables	$20,272	$21,296
Other liabilities and deferred revenue (Note 12)	19,089	19,316
Automotive debt payable within one year (Note 14)	1,779	2,685
Financial Services debt payable within one year (Note 14)	41,196	46,984
Total current liabilities	82,336	90,281

Other liabilities and deferred revenue (Note 12)	23,457	24,395
Automotive long-term debt (Note 14)	11,060	13,222
Financial Services long-term debt (Note 14)	78,819	80,079
Deferred income taxes (Note 21)	502	691
Total liabilities	196,174	208,668

Redeemable noncontrolling interest (Note 15)	94	96

EQUITY
Capital stock (Note 22)
Common Stock, par value $.01 per share (3,976 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,421	21,630
Retained earnings	14,414	15,634
Accumulated other comprehensive income/(loss) (Note 18)	(6,257)	(7,013)
Treasury stock	(977)	(1,122)
Total equity attributable to Ford Motor Company	28,642	29,170
Equity attributable to noncontrolling interests	15	17
Total equity	28,657	29,187
Total liabilities and equity	$224,925	$237,951

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 16 for additional information on our VIEs.

	December 31, 2015	December 31, 2016
ASSETS
Cash and cash equivalents	$3,949	$3,047
Financial Services finance receivables, net	45,902	50,857
Net investment in operating leases	13,309	11,761
Other assets	85	25
LIABILITIES
Other liabilities and deferred revenue	$19	$5
Debt	43,086	43,730
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net income	$1,230	$7,371	$4,607
Depreciation and tooling amortization	7,385	7,993	9,023
Other amortization	38	(27)	(306)
Provision for credit and insurance losses	305	418	672
Pension and other postretirement employee benefits (“OPEB”) expense	4,429	512	2,667
Equity investment (earnings)/losses in excess of dividends received	189	(333)	(178)
Foreign currency adjustments	825	710	283
Net (gain)/loss on changes in investments in affiliates	798	(42)	(139)
Stock compensation	180	199	210
Net change in wholesale and other receivables	(2,208)	(5,090)	(1,449)
Provision for deferred income taxes	(94)	2,120	1,478
Decrease/(Increase) in accounts receivable and other assets	(2,896)	(3,563)	(2,855)
Decrease/(Increase) in inventory	(936)	(1,155)	(815)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,729	7,758	6,595
Other	(467)	(701)	(1)
Net cash provided by/(used in) operating activities	14,507	16,170	19,792

Cash flows from investing activities
Capital spending	(7,463)	(7,196)	(6,992)
Acquisitions of finance receivables and operating leases	(51,673)	(57,217)	(56,007)
Collections of finance receivables and operating leases	36,497	38,130	38,834
Purchases of equity and debt securities	(48,694)	(41,279)	(31,428)
Sales and maturities of equity and debt securities	50,264	40,766	29,354
Change related to Venezuelan operations	(477)	—	—
Settlements of derivatives	281	134	825
Other	141	500	62
Net cash provided by/(used in) investing activities	(21,124)	(26,162)	(25,352)

Cash flows from financing activities
Cash dividends	(1,952)	(2,380)	(3,376)
Purchases of Common Stock	(1,964)	(129)	(145)
Net changes in short-term debt	(3,870)	1,646	3,864
Proceeds from issuance of other debt	40,043	48,860	45,961
Principal payments on other debt	(28,859)	(33,358)	(38,797)
Other	25	(317)	(49)
Net cash provided by/(used in) financing activities	3,423	14,322	7,458
Effect of exchange rate changes on cash and cash equivalents	(517)	(815)	(265)
Net increase/(decrease) in cash and cash equivalents	$(3,711)	$3,515	$1,633

Cash and cash equivalents at January 1	$14,468	$10,757	$14,272
Net increase/(decrease) in cash and cash equivalents	(3,711)	3,515	1,633
Cash and cash equivalents at December 31	$10,757	$14,272	$15,905

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2013	$40	$21,422	$10,208	$(5,024)	$(506)	$26,140	$33	$26,173
Net income	—	—	1,231	—	—	1,231	(1)	1,230
Other comprehensive income/(loss), net of tax	—	—	—	(241)	—	(241)	1	(240)
Common stock issued (including share-based compensation impacts)	—	314	—	—	—	314	—	314
Treasury stock/other	—	(647)	(65)	—	(342)	(1,054)	(4)	(1,058)
Cash dividends declared	—	—	(1,952)	—	—	(1,952)	(2)	(1,954)
Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465

Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	7,373	—	—	7,373	(2)	7,371
Other comprehensive income/(loss), net of tax	—	—	—	(992)	—	(992)	—	(992)
Common stock issued (including share-based compensation impacts)	1	332	—	—	—	333	—	333
Treasury stock/other	—	—	(1)	—	(129)	(130)	(4)	(134)
Cash dividends declared	—	—	(2,380)	—	—	(2,380)	(6)	(2,386)
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657

Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	4,596	—	—	4,596	11	4,607
Other comprehensive income/(loss), net of tax	—	—	—	(756)	—	(756)	(1)	(757)
Common stock issued (including share-based compensation impacts)	—	209	—	—	—	209	—	209
Treasury stock/other	—	—	—	—	(145)	(145)	(3)	(148)
Cash dividends declared	—	—	(3,376)	—	—	(3,376)	(5)	(3,381)
Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us,” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Effective December 31, 2014, we began reporting the results of our wholly-owned Venezuelan subsidiary using the cost method of accounting. This change resulted in a fourth quarter 2014 one-time pre-tax charge of $800 million in Non-Financial Services interest income and other income/(loss), net.

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

Prior to the second quarter of 2016, we presented our financial statements on both a consolidated basis and on a “sector” basis for our Automotive and Financial Services sectors. With our expansion into mobility services, including the formation in March 2016 of the Ford Smart Mobility LLC subsidiary, we reevaluated our disclosures and concluded we should eliminate our two-sector financial presentation and, reflecting the manner in which our Chief Operating Decision Maker manages our business, changed our segment presentation beginning with the second quarter of 2016 to be Automotive, Financial Services, and All Other. See Note 4 for a description of our segment presentation.

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

Certain Transactions Between Automotive Segment and Financial Services Segment

Intersegment transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each segment at December 31 was as follows (in billions):

	2015		2016
	Automotive	Financial Services	Automotive	Financial Services
Trade and other receivables (a)		$5.4		$6.1
Unearned interest supplements and residual support (b)		(4.5)		(5.3)
Dealer financing and other financing receivables (c)		0.8		0.7
Net investment in operating leases (d)		0.7		0.9
Intersegment receivables/(payables) (e)	$(1.1)	1.1	$(1.7)	1.7
__________

(a)	Automotive receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.

(b)	Automotive segment pays amounts to Ford Credit at the point of retail financing or lease origination which represent interest supplements and residual support.

(c)	Receivables with entities that are consolidated subsidiaries of Ford.

(d)	Sale-leaseback agreement between Automotive and Financial Services relating primarily to vehicles that we lease to our employees.

(e)	Reflects amounts owed to Financial Services by Automotive (these amounts include the balances related to the Dealer financing and other financing receivables described above).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant accounting policies are described below.

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

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different than a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Cost of sales and Financial Services other income/(loss), net and were $(510) million, $(524) million, and $307 million, for the years ended 2014, 2015, and 2016, respectively.

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income/(Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to income and recognized as part of the gain or loss on the investment.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets in the non-current assets section of our consolidated balance sheet. Our Automotive segment restricted cash balances primarily include various escrow agreements related to legal, insurance, customs, and environmental matters. Our Financial Services segment restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions. The balance at December 31, 2015 and 2016 was immaterial.

Trade Receivables

Trade and other receivables consists primarily of Automotive segment receivables from contracts with customers for the sale of vehicles, parts, and accessories. Trade receivables initially are recorded at the transaction amount and are typically outstanding for less than 30 days. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts representing our estimate of the probable losses. Additions to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Selling, administrative, and other expenses.

Net Intangible Assets

We capitalize and amortize our finite-lived intangible assets over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. Our intangible assets are comprised primarily of license and advertising agreements, land rights, patents, customer contracts, and technology. Our indefinite-lived intangibles were tested for impairment in 2015 and 2016 and no impairment was required.

The net carrying amount of our intangible assets was $124 million and $198 million at December 31, 2015 and 2016, respectively, and are reported in Other assets in the non-current assets section of our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment

We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used or in its physical condition. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life. No impairment of long-lived assets was recorded in 2015 or 2016.

Goodwill

We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test. To test for goodwill impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates a possible impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow method. Our goodwill balances were $6 million and $50 million at December 31, 2015 and 2016, respectively, and are reported in Other assets in the non-current assets section of our consolidated balance sheet. For the periods presented, we have not recorded any impairment.

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

Valuation Method

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet.

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

Realized gains and losses and interest income on all of our marketable securities, and unrealized gains and losses on securities not classified as available for sale are recorded in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net. Unrealized gains and losses on available for sale securities are recognized in Unrealized gains and losses on securities, a component of Other comprehensive income/(loss), net of tax. Realized gains and losses and reclassifications of accumulated other comprehensive income into net income are measured using the specific identification method.

On a quarterly basis, we review our available for sale securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value, and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge in Non-Financial Services interest income and other income/(loss), net.

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

Debt. We measure debt at fair value for purposes of disclosure (see Note 14) using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

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

Additionally, under certain labor agreements, we are required to pay transitional benefits to our employees who are idled. For employees who are temporarily idled, we expense the benefits on an as-incurred basis. For employees who are permanently idled, we expense all of the expected future benefit payments in the period when it is probable that the employees will be permanently idled.  Our reserve balance for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

Revenue Recognition — Automotive Segment

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

We sell vehicles to fleet customers, primarily daily rental car companies, subject to guaranteed repurchase options. These vehicles are accounted for as operating leases. At the time of sale, the proceeds are recorded as deferred revenue in Other liabilities and deferred revenue in the non-current liabilities section of our consolidated balance sheet. The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive revenues over the term of the lease using a straight line method. On average, leases remain outstanding for approximately one year. The cost of the vehicle is recorded in Net investment in operating leases on our consolidated balance sheet and the difference between the cost of the vehicle and the estimated auction value is depreciated in Cost of sales over the term of the lease. Proceeds from the sale of the vehicle at auction are recognized in Automotive revenues at the time of sale.

Revenue Recognition — Financial Services Segment

Financial Services revenue is generated primarily from interest on finance receivables (including direct financing leases). Interest is recognized using the interest method and includes the amortization of certain direct origination costs. Revenue from payments received on operating leases is recognized on a straight-line basis over the term of the lease. Revenue from interest on finance receivables and operating leases is discontinued at the time a receivable or account is determined to be uncollectible.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Finance and Lease Incentives

We offer special financing and lease incentives to customers who choose to finance or lease Ford or Lincoln brand vehicles with Ford Credit. The estimated cost for these incentives is recorded as a reduction to Automotive revenues when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract and we transfer to it the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Automotive and Financial Services. The Financial Services segment recognized interest revenue of $1.4 billion, $1.3 billion, and $1.6 billion in 2014, 2015, and 2016, respectively, and lower depreciation of $1.3 billion, $1.5 billion, and $1.9 billion in 2014, 2015, and 2016, respectively associated with these incentives.

Sales and Marketing Incentives

Sales and marketing incentives generally are recognized as reductions in Automotive revenues. The incentives generally take the form of cash payments to dealers and dealers’ customers. The reduction to revenue is accrued at the later of the date the related vehicle is sold or the date the incentive program is both approved and communicated. We generally estimate these accruals using incentive programs that are approved as of the balance sheet date and are expected to be effective at the beginning of the subsequent period.

Supplier Price Adjustments

We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material. These price adjustments relate to changes in design specification or other commercial terms such as economics, productivity, and competitive pricing. We recognize price adjustments when we reach final agreement with our suppliers. In general, we avoid direct price changes in consideration of future business; however, when these occur, our policy is to defer the financial statement impact of any such price change given explicitly in consideration of future business where guaranteed volumes are specified.

Raw Material Arrangements

We may, at times, negotiate prices for and facilitate the purchase of raw materials on behalf of our suppliers. These raw material arrangements, which take place independently of any purchase orders issued to our suppliers, are negotiated at arms’ length and do not involve volume guarantees. When we pass the risks and rewards of ownership to our suppliers, including inventory risk, market price risk, and credit risk for the raw material, we record both the cost of the raw material and the income from the subsequent sale to the supplier in Cost of sales.

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

Selected Other Costs

Engineering, research, and development expenses, primarily salaries, materials, and associated costs, are reported in Cost of sales; advertising costs are reported in Selling, administrative, and other expenses. Engineering, research, and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement. Advertising costs are expensed as incurred. Engineering, research, development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2014	2015	2016
Engineering, research, and development	$6.7	$6.7	$7.3
Advertising	4.3	4.3	4.3

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation of Sales and Sales-Related Taxes

We collect and remit taxes required by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions between us and our customers. These taxes may include, but are not limited to, sales, use, value-added, and excise taxes. We report the collection of these taxes on a net basis (excluded from revenues).

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
We also adopted the following standards during 2016, none of which had a material impact to our financial statements or financial statement disclosures:

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

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford.

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

ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued a new accounting standard which simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. We will adopt the standard effective January 1, 2017 by recognizing a one-time increase of about $500 million to retained earnings and deferred tax assets related to cumulative excess tax benefits previously unrecognized. We will also reclassify tax-related items from operating activities to financing activities on the consolidated statement of cash flows.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  NEW ACCOUNTING STANDARDS (Continued)

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We will adopt the new revenue guidance effective January 1, 2017, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be less than $100 million, with an immaterial impact to our net income on an ongoing basis. Adoption of the new standard will also result in changes in classification between Revenues, Cost of sales, Non-Financial Services interest income and other income/(loss), net, and Financial Services other income/(loss), net.

NOTE 4.  SEGMENT INFORMATION

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

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln brand vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. The segment includes five regional business units:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.
Financial Services Segment

The Financial Services segment primarily includes our vehicle-related financing and leasing activities at Ford Credit.

All Other

All Other is a combination of two operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations (formerly Other Automotive) and Ford Smart Mobility LLC. The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment), interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending, are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC will design and build mobility services on its own, and collaborate with start-ups and tech companies.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  SEGMENT INFORMATION (Continued)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
2014
Revenues	$135,782	$8,295	$—	$—	$—		$144,077
Pre-tax results - income/(loss)	6,254	1,794	(755)	(6,059)	—		1,234
Depreciation and tooling amortization	4,252	3,133	—	—	—		7,385
Interest expense	—	2,699	797	—	—		3,496
Investment-related interest income	53	51	140	—	—		244
Equity in net income/(loss) of affiliated companies	1,575	29	—	(329)	—		1,275
Cash outflow for capital spending	7,360	103	—	—	—		7,463
Cash, cash equivalents, and marketable securities	21,702	9,448	—	—	—		31,150
Total assets	90,167	121,388	—	—	(2,940)	(a)	208,615
Debt	13,824	105,347	—	—	—		119,171
Operating cash flows	3,563	5,743	—	—	5,201	(b)	14,507

2015
Revenues	$140,566	$8,992	$—	$—	$—		$149,558
Pre-tax results - income/(loss)	9,568	2,028	(796)	(548)	—		10,252
Depreciation and tooling amortization	4,332	3,661	—	—	—		7,993
Interest expense	—	2,454	773	—	—		3,227
Investment-related interest income	42	76	191	—	—		309
Equity in net income/(loss) of affiliated companies	1,786	32	—	—	—		1,818
Cash outflow for capital spending	7,147	49	—	—	—		7,196
Cash, cash equivalents, and marketable securities	23,567	11,609	—	—	—		35,176
Total assets	91,959	137,026	—	—	(4,060)	(a)	224,925
Debt	12,839	120,015	—	—	—		132,854
Operating cash flows	7,285	3,876	—	—	5,009	(b)	16,170

2016
Revenues	$141,546	$10,253	$1	$—	$—		$151,800
Pre-tax results - income/(loss)	9,422	1,820	(867)	(3,579)	—		6,796
Depreciation and tooling amortization	4,667	4,356	—	—	—		9,023
Interest expense	—	2,808	894	—	—		3,702
Investment-related interest income	75	74	142	—	—		291
Equity in net income/(loss) of affiliated companies	1,747	33	—	—	—		1,780
Cash outflow for capital spending	6,947	45	—	—	—		6,992
Cash, cash equivalents, and marketable securities	27,462	11,357	8	—	—		38,827
Total assets	96,929	146,252	69	—	(5,299)	(a)	237,951
Debt	15,907	127,063	—	—	—		142,970
Operating cash flows	6,385	8,754	(7)	—	4,660	(b)	19,792
__________

(a)	Includes deferred tax netting and eliminations of intersegment transactions occurring in the ordinary course of business.

(b)
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table below quantifies these reconciling adjustments to Net cash provided by/(used in) operating activities for the years ended December 31 (in millions):

	2014	2015	2016
Automotive capital spending	$7,360	$7,147	$6,947
Net cash flows from non-designated derivatives	(247)	76	(610)
Funded pension contributions	(1,466)	(1,115)	(1,155)
Separation payments	(223)	(613)	(336)
Other	(223)	(486)	(186)
Total operating cash flow adjustments	$5,201	$5,009	$4,660

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.  SEGMENT INFORMATION (Continued)

Geographic Information

We report revenue on a “where-sold” basis, which reflects the revenue within the country in which the ultimate sale or financing is made to our external customer.

Total Company revenues and long-lived assets, split geographically by our country of domicile, the United States, and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2014		2015		2016
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$82,665	$34,645	$93,142	$39,853	$93,433	$42,946
United Kingdom	11,742	1,491	11,451	1,490	10,041	1,302
Canada	9,409	4,008	8,978	3,814	10,028	4,264
Germany	7,487	2,510	6,950	2,203	7,322	2,254
All Other	32,774	10,689	29,037	9,896	30,976	10,135
Total Company	$144,077	$53,343	$149,558	$57,256	$151,800	$60,901
__________

(a)	Includes Net property and Net investment in operating leases from our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables categorize the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

		December 31, 2015
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$115	$—	$—	$115
U.S. government agencies	2	22	—	—	22
Non-U.S. government and agencies	2	173	266	—	439
Corporate debt	2	20	—	—	20
Total marketable securities classified as cash equivalents		330	266	—	596
Cash, time deposits, and money market funds		5,056	8,620	—	13,676
Total cash and cash equivalents		$5,386	$8,886	$—	$14,272

Marketable securities
U.S. government	1	$1,623	$298	$—	$1,921
U.S. government agencies	2	5,240	1,169	—	6,409
Non-U.S. government and agencies	2	7,451	832	—	8,283
Corporate debt	2	3,279	384	—	3,663
Equities	1	240	—	—	240
Other marketable securities	2	348	40	—	388
Total marketable securities		$18,181	$2,723	$—	$20,904

		December 31, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$888	$924	$—	$1,812
U.S. government agencies	2	—	—	—	—
Non-U.S. government and agencies	2	200	142	—	342
Corporate debt	2	100	—	—	100
Total marketable securities classified as cash equivalents		1,188	1,066	—	2,254
Cash, time deposits, and money market funds		6,632	7,011	8	13,651
Total cash and cash equivalents		$7,820	$8,077	$8	$15,905

Marketable securities
U.S. government	1	$8,099	$1,634	$—	$9,733
U.S. government agencies	2	2,244	505	—	2,749
Non-U.S. government and agencies	2	4,751	632	—	5,383
Corporate debt	2	4,329	475	—	4,804
Equities	1	165	—	—	165
Other marketable securities	2	54	34	—	88
Total marketable securities		$19,642	$3,280	$—	$22,922

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following tables include cash equivalents and marketable securities accounted for as available for sale (“AFS”) securities (in millions):

	December 31, 2015
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$—	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—	—
Non-U.S. government and agencies	82	—	(12)	70	—	70	—
Corporate debt	—	—	—	—	—	—	—
Total	$82	$—	$(12)	$70	$—	$70	$—

	December 31, 2016
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,703	$2	$(14)	$3,691	$727	$2,776	$188
U.S. government agencies	308	—	(2)	306	—	306	—
Non-U.S. government and agencies	1,443	1	(11)	1,433	148	1,285	—
Corporate debt	1,079	—	—	1,079	1,031	48	—
Total	$6,533	$3	$(27)	$6,509	$1,906	$4,415	$188

During the years ended December 31, 2015 and 2016, sales proceeds for investments classified as AFS and sold prior to maturity were $1 million and $69 million, respectively. During the years ended December 31, 2015 and 2016, gross realized gains from the sale of AFS securities were $0 and $1 million, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following tables present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2015
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Non-U.S. government and agencies	70	(12)	—	—	70	(12)
Corporate debt	—	—	—	—	—	—
Total	$70	$(12)	$—	$—	$70	$(12)

	December 31, 2016
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$1,474	$(14)	$—	$—	$1,474	$(14)
U.S. government agencies	261	(2)	—	—	261	(2)
Non-U.S. government and agencies	1,137	(11)	—	—	1,137	(11)
Corporate debt	—	—	—	—	—	—
Total	$2,872	$(27)	$—	$—	$2,872	$(27)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the years ended December 31, 2015 and 2016, we did not recognize any other-than-temporary impairment loss.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and reported in Other assets in the non-current assets section of our consolidated balance sheet. These cost method investments were $20 million and $219 million at December 31, 2015 and 2016, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services segment, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers.  Dealer financing includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 92% of our dealer financing.

Finance receivables, net at December 31 were as follows (in millions):

	2015	2016
Consumer
Retail financing, gross	$62,068	$68,121
Unearned interest supplements	(2,119)	(2,783)
Consumer finance receivables	59,949	65,338
Non-Consumer
Dealer financing	31,115	31,336
Non-Consumer finance receivables	31,115	31,336
Total recorded investment	$91,064	$96,674

Recorded investment in finance receivables	$91,064	$96,674
Allowance for credit losses	(373)	(484)
Finance receivables, net (a)	$90,691	$96,190

Current portion	$45,137	$46,266
Non-current portion	45,554	49,924
Finance receivables, net	$90,691	$96,190

Net finance receivables subject to fair value (a)	$88,876	$94,066
Fair value	90,048	94,785
__________

(a)
At December 31, 2015 and 2016, Finance receivables, net includes $1.8 billion and $2.1 billion, respectively, of net investment in direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2015 and 2016, was $209 million and $223 million, respectively, of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at December 31, 2015 and 2016 were consumer receivables of $27.6 billion and $32.5 billion, respectively, and non-consumer receivables of $26.1 billion and $26 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 16).

Contractual maturities of total finance receivables outstanding at December 31, 2016 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2017	2018	2019	Thereafter	Total
Consumer
Retail financing, gross (a)	$19,460	$17,550	$14,185	$16,926	$68,121

Non-Consumer
Dealer financing	27,823	854	141	2,518	31,336
Total finance receivables	$47,283	$18,404	$14,326	$19,444	$99,457
__________

(a)	Contractual maturities of retail financing, gross include $183 million of estimated unguaranteed residual values related to direct finance leases.

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

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million and $21 million at December 31, 2015 and 2016, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimis at December 31, 2015 and 2016, respectively.

The aging analysis of our finance receivables balances at December 31 was as follows (in millions):

	2015	2016
Consumer
31-60 days past due	$708	$760
61-90 days past due	108	114
91-120 days past due	27	34
Greater than 120 days past due	38	39
Total past due	881	947
Current	59,068	64,391
Consumer finance receivables	59,949	65,338

Non-Consumer
Total past due	116	107
Current	30,999	31,229
Non-Consumer finance receivables	31,115	31,336
Total recorded investment	$91,064	$96,674

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. When originating all classes of consumer receivables (i.e., retail and lease products), we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information we obtain. After a proprietary risk score is generated, we decide whether to originate a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2015	2016
Dealer Financing
Group I	$22,146	$24,315
Group II	7,175	5,552
Group III	1,683	1,376
Group IV	111	93
Total recorded investment	$31,115	$31,336

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2015 and 2016 was $375 million, or 0.6% of consumer receivables, and $367 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2015 and 2016 was $134 million, or 0.4% of non-consumer receivables, and $107 million, or 0.3% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

The net investment in operating leases at December 31 was as follows (in millions):

	2015	2016
Automotive Segment
Vehicles, net of depreciation	$2,014	$1,620
Financial Services Segment
Vehicles and other equipment, at cost (a)	29,673	32,823
Accumulated depreciation	(4,545)	(5,550)
Allowance for credit losses	(49)	(64)
Total Financial Services Segment	25,079	27,209
Total	$27,093	$28,829
__________

(a)
Includes Ford Credit’s operating lease assets of $13.3 billion and $11.8 billion at December 31, 2015 and 2016, respectively, for which the related cash flows have been used to secure certain lease securitization transactions.  Cash flows associated with the net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Financial Services Segment

Included in Financial Services interest, operating, and other expense is operating lease depreciation expense (which includes gains and losses on disposal of assets). Operating lease depreciation expense for the years ended December 31 was as follows (in millions):

	2014	2015	2016
Operating lease depreciation expense	$3,098	$3,640	$4,330

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2016 were as follows (in millions):

	2017	2018	2019	2020	Thereafter	Total
Minimum rentals on operating leases	$4,349	$2,750	$949	$66	$5	$8,119

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

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

Additions to the allowance for credit losses are made by recording charges to Financial Services interest, operating, and other expenses on the income statement. The uncollectible portion of finance receivables are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower, or lessee, the value of the collateral, recourse to guarantors, and other factors.

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

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency - number of finance receivables contracts that are expected to default over the loss emergence period, measured as repossessions; and

•	Loss severity - expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses from selling the repossessed vehicle

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES (Continued)

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60‑month), and risk rating to our active portfolio to estimate the losses that have been incurred.

The loss emergence period (“LEP”) is an assumption within our models and represents the average amount of time between when a loss event first occurs and when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 were as follows (in millions):

	2015
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321
Charge-offs	(333)	(3)	(336)
Recoveries	120	6	126
Provision for credit losses	276	(2)	274
Other (a)	(11)	(1)	(12)
Ending balance (b)	$357	$16	$373

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$338	$12	$350
Specific impairment allowance	19	4	23
Ending balance (b)	357	16	373

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	59,574	30,981	90,555
Specifically evaluated for impairment	375	134	509
Recorded investment	59,949	31,115	91,064

Ending balance, net of allowance for credit losses	$59,592	$31,099	$90,691
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $422 million.

	2016
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373
Charge-offs	(435)	(8)	(443)
Recoveries	116	6	122
Provision for credit losses	436	2	438
Other (a)	(5)	(1)	(6)
Ending balance (b)	$469	$15	$484

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$450	$13	$463
Specific impairment allowance	19	2	21
Ending balance (b)	469	15	484

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	64,971	31,229	96,200
Specifically evaluated for impairment	367	107	474
Recorded investment	65,338	31,336	96,674

Ending balance, net of allowance for credit losses	$64,869	$31,321	$96,190
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $548 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 27% and 30% of total inventories at December 31, 2015 and 2016, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories at December 31 were as follows (in millions):

	2015	2016
Raw materials, work-in-process, and supplies	$4,005	$3,843
Finished products	5,254	5,943
Total inventories under FIFO	9,259	9,786
LIFO adjustment	(940)	(888)
Total inventories	$8,319	$8,898

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

	Investment Balance		Ownership Percentage
	2015	2016	2016
Changan Ford Automobile Corporation, Limited	$1,307	$1,315	50.0%
Jiangling Motors Corporation, Limited	636	623	32.0
AutoAlliance (Thailand) Co., Ltd.	429	476	50.0
Ford Otomotiv Sanayi Anonim Sirketi	352	306	41.0
Getrag Ford Transmissions GmbH	182	194	50.0
Changan Ford Mazda Engine Company, Ltd.	77	80	25.0
Velodyne LiDAR, Inc.	—	75	9.3
Forso Nordic AB	66	68	50.0
FFS Finance South Africa (Pty) Limited	48	59	50.0
DealerDirect LLC	30	27	97.7
RouteOne LLC	15	20	30.0
ZoomCar, Inc.	—	15	17.2
Automotive Fuel Cell Cooperation Corporation	8	9	49.9
Thirdware Solutions Limited	9	9	20.0
Percepta, LLC	9	8	45.0
CNF-Administradora de Consorcio Nacional Ltda.	4	6	33.3
U.S. Council for Automotive Research LLC	5	5	33.3
Chongqing ANTE Trading Co., Ltd.	4	4	10.0
Blue Diamond Parts, LLC	3	3	25.0
Crash Avoidance Metrics Partnership LLC	4	2	50.0
OEConnection LLC (a)	36	—	—
ZF Transmission Tech, LLC	—	—	49.0
Total	$3,224	$3,304
__________

(a)	OEConnection LLC became a cost method investment following a partial sale in 2016.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

We received $1.5 billion, $1.5 billion, and $1.6 billion of dividends from these affiliated companies for the years ended December 31, 2014, 2015, and 2016, respectively.

A summary of the total financial results, as reported by our equity method investees, in the aggregate at December 31 was as follows (in millions):

Summarized Balance Sheet		2015	2016
Current assets		$10,400	$10,368
Non-current assets		9,687	9,956
Total assets		$20,087	$20,324

Current liabilities		$10,863	$10,690
Non-current liabilities		2,608	2,934
Total liabilities		$13,471	$13,624

Equity attributable to noncontrolling interests		$8	$14

	For the years ended December 31,
Summarized Income Statement	2014	2015	2016
Total revenue	$40,658	$35,623	$36,992
Income before income taxes	3,985	4,525	4,401
Net income	3,510	3,894	3,747

In the ordinary course of business we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported on our consolidated income statement and balance sheet at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2014	2015	2016
Sales	$5,208	$4,426	$4,367
Purchases	9,430	7,780	8,665
Royalty income	500	610	649

Balance Sheet	2015	2016
Receivables	$870	$722
Payables	671	603

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

Net property at December 31 was as follows (in millions):

	2015	2016
Land	$344	$391
Buildings and land improvements	9,983	10,308
Machinery, equipment, and other	33,191	34,149
Software	2,598	2,803
Construction in progress	1,804	2,170
Total land, plant and equipment, and other	47,920	49,821
Accumulated depreciation	(27,803)	(27,804)
Net land, plant and equipment, and other	20,117	22,017
Tooling, net of amortization	10,046	10,055
Total	$30,163	$32,072

Property-related expenses excluding net investment in operating leases for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Depreciation and other amortization	$2,127	$2,049	$2,130
Tooling amortization	2,160	2,304	2,563
Total	$4,287	$4,353	$4,693

Maintenance and rearrangement	$1,543	$1,656	$1,801

Conditional Asset Retirement Obligations

Conditional asset retirement obligations relate to legal obligations associated with the retirement, abandonment, or disposal of tangible long-lived assets. Estimates of the fair value liabilities for our conditional asset retirement obligations that are recorded in Other liabilities and deferred revenue in the non-current liabilities section of our consolidated balance sheet at December 31 were as follows (in millions):

	2015	2016
Beginning balance	$228	$216
Liabilities settled	(6)	(2)
Revisions to estimates	(6)	(28)
Ending balance	$216	$186

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancellable operating lease commitments at December 31, 2016 were as follows (in millions):

Operating Lease Commitments
2017	$342
2018	275
2019	202
2020	137
2021	88
Thereafter	340
Total	$1,384

Operating lease expense for the years ended December 31 was as follows (in millions):

Operating Lease Expense
2014	$524
2015	460
2016	474

NOTE 12.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2015	2016
Current
Dealer and dealers’ customer allowances and claims	$8,122	$9,542
Deferred revenue	4,675	3,866
Employee benefit plans	1,562	1,469
Accrued interest	840	974
OPEB	354	349
Pension	249	247
Other	3,287	2,869
Total current other liabilities and deferred revenue	$19,089	$19,316
Non-current
Pension	$9,543	$10,150
OPEB	5,347	5,516
Dealer and dealers’ customer allowances and claims	2,731	2,564
Deferred revenue	3,285	3,687
Employee benefit plans	1,041	1,063
Other	1,510	1,415
Total non-current other liabilities and deferred revenue	$23,457	$24,395

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS

Defined benefit pension and OPEB plan obligations are remeasured at least annually as of December 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. For plans that provide benefits dependent on salary assumptions, we include a projection of salary growth in our measurements. No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

Net periodic benefit costs, including service cost, interest cost, and expected return on assets are determined using assumptions regarding the benefit obligation and the fair value of plan assets (where applicable) as of the beginning of each year. We have elected to use a fair value of plan assets to calculate the expected return on assets in net periodic benefit cost. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Actuarial gains and losses resulting from plan remeasurement are recognized in net periodic benefit cost in the period of the remeasurement. The impact of plan amendments is recorded in Accumulated other comprehensive income/(loss), and is amortized as a component of net periodic cost generally over the remaining service period of the active employees. Net periodic benefit costs are recorded in Cost of sales and Selling, administrative, and other expenses.

Curtailment gains or losses are recorded when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur. We recognize settlement expense, when applicable, if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in Cost of sales and Selling, administrative, and other expenses.

Defined Benefit Pension Plans.  We have defined benefit pension plans covering hourly and salaried employees in the United States, Canada, United Kingdom, Germany and other locations. The largest portion of our worldwide obligation is associated with our U.S. plans. The vast majority of our worldwide defined benefit plans are closed to new participants.

In general, our defined benefit pension plans are funded (i.e., have restricted assets from which benefits are paid). Our unfunded defined benefit pension plans are treated on a “pay as you go” basis with benefit payments from general Company cash. These unfunded plans primarily include certain plans in Germany and the U.S. defined benefit plans for senior management.

OPEB.  We have defined benefit OPEB plans, primarily certain health care and life insurance benefits, covering hourly and salaried employees in the United States, Canada, and other locations. The largest portion of our worldwide obligation is associated with our U.S. plans. Our OPEB plans are unfunded and the benefits are paid from general Company cash.

Defined Contribution and Savings Plans. We also have defined contribution and savings plans for hourly and salaried employees in the United States and other locations. Company contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $275 million, $291 million, and $340 million for the years ended December 31, 2014, 2015, and 2016, respectively.  This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $114 million, $124 million, and $132 million for the years ended December 31, 2014, 2015, and 2016, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2016	2015	2016	2015	2016
Weighted Average Assumptions at December 31
Discount rate	4.27%	4.03%	3.20%	2.44%	4.23%	4.00%
Average rate of increase in compensation	3.80	3.50	3.40	3.38	3.81	3.51
Weighted Average Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate - Service Cost	3.94%	4.60%	3.06%	3.36%	3.93%	4.53%
Effective interest rate on benefit obligation	3.94	3.46	3.06	2.72	3.93	3.48
Expected long-term rate of return on assets	6.75	6.75	6.11	5.56	—	—
Average rate of increase in compensation	3.80	3.80	3.40	3.40	3.76	3.81

The pre-tax net periodic benefit cost for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2014	2015	2016	2014	2015	2016	2014	2015	2016
Service cost	$507	$586	$510	$468	$532	$483	$54	$60	$49
Interest cost	1,992	1,817	1,524	1,189	936	782	269	236	194
Expected return on assets	(2,735)	(2,928)	(2,693)	(1,534)	(1,480)	(1,339)	—	—	—
Amortization of prior service costs/(credits)	155	155	170	55	47	38	(229)	(204)	(142)
Net remeasurement (gain)/loss	641	1,964	900	2,801	(974)	1,876	681	(292)	220
Separation programs/other	19	17	12	83	39	81	—	1	—
Settlements and curtailments	—	—	—	13	—	2	—	—	—
Net periodic benefit cost/(income)	$579	$1,611	$423	$3,075	$(900)	$1,923	$775	$(199)	$321

Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and OPEB plans that utilize a yield curve approach. We now apply the specific spot rates along the yield curve to the relevant cash flows instead of using a single effective discount rate. Service and interest costs in 2016 were about $580 million lower with the new method than they would have been under the prior method. This refinement had no effect on the measurement of our plan obligations or on full year net periodic benefit cost/(income) as lower service and interest costs recorded quarterly are offset in net remeasurement (gain)/loss.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2015	2016	2015	2016	2015	2016
Change in Benefit Obligation
Benefit obligation at January 1	$47,103	$44,936	$33,223	$29,639	$6,375	$5,701
Service cost	586	510	532	483	60	49
Interest cost	1,817	1,524	936	782	236	194
Amendments	99	—	4	—	1	14
Separation programs and other	(27)	(30)	40	71	1	—
Curtailments	—	—	—	2	—	—
Settlements	—	—	(29)	(131)	—	—
Plan participant contributions	26	27	24	22	23	20
Benefits paid	(2,949)	(2,966)	(1,350)	(1,252)	(402)	(382)
Foreign exchange translation	—	—	(2,995)	(2,576)	(301)	49
Actuarial (gain)/loss	(1,719)	1,745	(746)	3,584	(292)	220
Benefit obligation at December 31	44,936	45,746	29,639	30,624	5,701	5,865
Change in Plan Assets
Fair value of plan assets at January 1	44,844	41,252	25,675	25,141	—	—
Actual return on plan assets	(755)	3,538	1,722	3,041	—	—
Company contributions	130	130	1,345	1,346	—	—
Plan participant contributions	26	27	24	22	—	—
Benefits paid	(2,949)	(2,966)	(1,350)	(1,252)	—	—
Settlements	—	—	(29)	(131)	—	—
Foreign exchange translation	—	—	(2,238)	(2,612)	—	—
Other	(44)	(42)	(8)	(6)	—	—
Fair value of plan assets at December 31	41,252	41,939	25,141	25,549	—	—
Funded status at December 31	$(3,684)	$(3,807)	$(4,498)	$(5,075)	$(5,701)	$(5,865)

Amounts Recognized on the Balance Sheet
Prepaid assets	$—	$—	$1,611	$1,515	$—	$—
Other liabilities	(3,684)	(3,807)	(6,109)	(6,590)	(5,701)	(5,865)
Total	$(3,684)	$(3,807)	$(4,498)	$(5,075)	$(5,701)	$(5,865)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$553	$383	$278	$213	$(475)	$(322)

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$26,021	$26,170	$9,634	$10,039
Fair value of plan assets	22,967	23,204	4,636	4,700

Accumulated Benefit Obligation at December 31	$43,698	$44,513	$26,835	$27,166

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$44,936	$45,746	$11,238	$11,703
Fair value of plan assets	41,252	41,939	5,129	5,113

Projected Benefit Obligation at December 31	$44,936	$45,746	$29,639	$30,624

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2016, we contributed $1.2 billion to our worldwide funded pension plans (most of which were mandatory contributions) and made about $300 million of benefit payments to participants in unfunded plans.  During 2017, we expect to contribute about $1 billion from cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory) and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.3 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to contribute to our major U.S. pension plans in 2017.

Expected Future Benefit Payments and Amortization

The expected future benefit payments were as follows (in millions):

	Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2017	$3,030	$1,170	$350
2018	3,020	1,080	350
2019	2,980	1,100	350
2020	2,970	1,120	340
2021	2,950	1,130	340
2022-2026	14,750	5,980	1,710

The prior service cost/(credit) amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net periodic benefit cost/(income) during 2017 are $143 million for U.S. pension plans, $35 million for non-U.S. pension plans, and $(119) million for Worldwide OPEB plans.

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

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to obligations is addressed primarily through asset-liability matching, asset diversification, and hedging.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension obligations. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the obligations.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

Alternative investments execute diverse strategies that provide exposure to a broad range of hedge fund strategies, equity investments in private companies, and investments in private property funds.

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

At year-end 2016, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2016 is 6.75% for the U.S. plans, 5.75% for the U.K. plans, and 5.50% for the Canadian plans, and averages 5.19% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

Fair Value of Plan Assets.  Pension assets are recorded at fair value, and include primarily fixed income and public equity securities, derivatives, and alternative investments, which include hedge funds, private equity, and real estate.  Fixed income and public equity securities may each be combined into commingled fund investments.  Most commingled funds are valued to reflect the pension fund’s interest in the fund based on the reported year-end net asset value (“NAV”). Alternative investments are valued based on year-end reported NAV, with adjustments as appropriate for lagged reporting of up to 6 months.

Fixed Income. Fixed income securities are valued based on quotes received from independent pricing services or from dealers who make markets in such securities.  Pricing services utilize matrix pricing, which considers prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity, and type, as well as dealer-supplied prices, and generally are categorized as Level 2 inputs in the fair value hierarchy.  Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs.  These inputs primarily consist of prepayment curves, discount rates, default assumptions, recovery rates, yield assumptions, and credit spread assumptions.

Public Equities.  Public equity securities are valued based on quoted prices and are primarily exchange-traded.  Securities for which official close or last trade pricing on an active exchange is available are classified as Level 1 in the fair value hierarchy.  If closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price and typically are categorized as Level 2.  Level 3 securities often are thinly traded or delisted, with unobservable pricing data.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

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

Alternative Assets.  Hedge funds generally hold liquid and readily-priced securities, such as public equities, exchange-traded derivatives, and corporate bonds.  Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses.  All alternative assets are valued using the NAV provided by the investment sponsor or third party administrator, as they do not have readily-available market quotations. Valuations may be lagged up to 6 months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year-end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.

The Ford-Werke GmbH (“Ford-Werke”) defined benefit plan is primarily funded through a group insurance contract. Beginning with year-end 2015, we measure the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates including an assessment for non‑performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable; therefore the contract is Level 3.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $363 million and $94 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2015
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$1,935	$4	$—	$—	$1,939	$1,647	$1	$—	$86	$1,734
International companies	1,082	10	1	7	1,100	1,290	292	1	29	1,612
Total equity	3,017	14	1	7	3,039	2,937	293	1	115	3,346
Fixed Income
U.S. government	5,209	—	—	—	5,209	138	—	—	—	138
U.S. government-sponsored enterprises	—	3,106	—	—	3,106	—	10	—	—	10
Non-U.S. government	—	1,588	—	—	1,588	—	10,650	—	—	10,650
Corporate bonds (b)
Investment grade	—	18,687	—	—	18,687	—	2,027	—	—	2,027
High yield	—	1,576	9	—	1,585	—	539	—	—	539
Other credit	—	412	—	—	412	—	65	—	—	65
Mortgage/other asset-backed	—	1,101	12	—	1,113	—	292	—	—	292
Commingled funds	—	—	—	174	174	—	—	—	379	379
Derivative financial instruments, net	22	(231)	—	—	(209)	1	(130)	—	—	(129)
Total fixed income	5,231	26,239	21	174	31,665	139	13,453	—	379	13,971
Alternatives
Hedge funds	—	175	—	2,548	2,723	—	108	—	1,762	1,870
Private equity	—	—	—	2,745	2,745	—	—	—	633	633
Real estate	—	20	—	963	983	—	1	—	681	682
Total alternatives	—	195	—	6,256	6,451	—	109	—	3,076	3,185
Cash and cash equivalents (c)	221	1,103	—	—	1,324	—	556	—	—	556
Other (d)	—	(1,227)	—	—	(1,227)	—	(1,173)	5,256	—	4,083
Total assets at fair value	$8,469	$26,324	$22	$6,437	$41,252	$3,076	$13,238	$5,257	$3,570	$25,141
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(c)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(d)
For U.S. plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.4 billion at year-end 2015) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $345 million and $93 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2016
	U.S. Plans					Non-U.S.Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$2,353	$6	$—	$—	$2,359	$1,614	$93	$—	$—	$1,707
International companies	1,457	19	1	7	1,484	1,278	360	—	—	1,638
Total equity	3,810	25	1	7	3,843	2,892	453	—	—	3,345
Fixed Income
U.S. government	5,157	—	—	—	5,157	433	—	—	—	433
U.S. government-sponsored enterprises	—	3,030	—	—	3,030	—	57	—	—	57
Non-U.S. government	—	1,343	—	—	1,343	—	11,171	—	—	11,171
Corporate bonds (b)
Investment grade	—	8,922	—	—	8,922	—	1,014	—	—	1,014
High yield	—	11,512	13	—	11,525	—	1,338	—	—	1,338
Other credit	—	203	—	—	203	—	—	—	—	—
Mortgage/other asset-backed	—	855	—	—	855	—	242	—	—	242
Commingled funds	—	—	—	153	153	—	379	—	—	379
Derivative financial instruments, net	27	(213)	—	—	(186)	5	28	—	—	33
Total fixed income	5,184	25,652	13	153	31,002	438	14,229	—	—	14,667
Alternatives
Hedge funds	—	158	—	2,802	2,960	—	215	—	1,383	1,598
Private equity	—	—	—	2,548	2,548	—	—	—	679	679
Real estate	—	—	—	1,135	1,135	—	(2)	—	485	483
Total alternatives	—	158	—	6,485	6,643	—	213	—	2,547	2,760
Cash and cash equivalents (c)	218	1,385	—	—	1,603	—	97	—	—	97
Other (d)	—	(1,152)	—	—	(1,152)	—	(572)	5,252	—	4,680
Total assets at fair value	$9,212	$26,068	$14	$6,645	$41,939	$3,330	$14,420	$5,252	$2,547	$25,549
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	“Investment grade” bonds are those rated Baa3/BBB- or higher by at least two rating agencies; “High yield” bonds are those rated below investment grade; “Other credit” refers to non-rated bonds.

(c)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(d)
For U.S. plans, primarily cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.5 billion at year-end 2016) and cash related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2015
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$48	$(9)	$—	$(4)	$(13)	$22
Non-U.S. Plans (a)	4,725	531	—	—	1	5,257

	2016
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$22	$5	$—	$(13)	$—	$14
Non-U.S. Plans (a)	5,257	(5)	—	—	—	5,252
_______

(a)
Primarily Ford-Werke plan assets (insurance contract valued at $4.4 billion and $4.5 billion at year-end 2015 and 2016, respectively). Return on plan assets attributable to assets held at December 31, 2015 reflects a change in valuation technique (totaling $725 million) noted in the alternative assets section of the pension plan asset information.

NOTE 14.  DEBT AND COMMITMENTS

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

Debt is reported on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedges (see Note 17). Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  DEBT AND COMMITMENTS (Continued)

The carrying value of Automotive and Financial Services debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual				Average Effective (a)
Automotive Segment	2015	2016	2015		2016		2015		2016
Debt payable within one year
Short-term	$818	$1,324	7.3%		10.3%		7.3%		10.3%
Long-term payable within one year
U.S. Department of Energy (“DOE”) Advanced Technology Vehicles Manufacturing (“ATVM”) Incentive Program	591	591
Other debt	370	827
Unamortized (discount)/premium	—	(57)
Total debt payable within one year	1,779	2,685
Long-term debt payable after one year
Public unsecured debt securities	6,594	9,394
DOE ATVM Incentive Program	3,242	2,651
Other debt	1,696	1,573
Adjustments
Unamortized (discount)/premium	(412)	(320)
Unamortized issuance costs	(60)	(76)
Total long-term debt payable after one year	11,060	13,222	5.3%	(b)	5.5%	(b)	6.0%	(b)	6.2%	(b)
Total Automotive Segment	$12,839	$15,907

Fair value of Automotive Segment debt (c)	$14,199	$17,433

Financial Services Segment
Debt payable within one year
Short-term	$12,123	$15,330	1.6%		2.3%		1.6%		2.3%
Long-term payable within one year
Unsecured debt	10,241	12,369
Asset-backed debt	18,855	19,286
Adjustments
Unamortized (discount)/premium	(5)	(2)
Unamortized issuance costs	(18)	(16)
Fair value adjustments (d)	—	17
Total debt payable within one year	41,196	46,984
Long-term debt payable after one year
Unsecured debt	49,193	49,912
Asset-backed debt	29,390	30,112
Adjustments
Unamortized (discount)/premium	(24)	(9)
Unamortized issuance costs	(198)	(197)
Fair value adjustments (d)	458	261
Total long-term debt payable after one year	78,819	80,079	2.3%	(b)	2.4%	(b)	2.4%	(b)	2.5%	(b)
Total Financial Services Segment	$120,015	$127,063

Fair value of Financial Services Segment debt (c)	$121,170	$128,777
__________

(a)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.

(b)	Includes interest on long-term debt payable within one year and after one year.

(c)
The fair value of debt includes $560 million and $1.1 billion of Automotive short-term debt and $10.3 billion and $14.3 billion of Financial Services short-term debt at December 31, 2015 and 2016, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(d)	Adjustments related to designated fair value hedges of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  DEBT AND COMMITMENTS (Continued)

The fair value of debt reflects interest accrued but not yet paid. Interest accrued on Automotive debt was $213 million and $258 million at December 31, 2015 and 2016, respectively. Interest accrued on Financial Services debt was $568 million and $676 million at December 31, 2015 and 2016, respectively. Accrued interest is reported in Other liabilities and deferred revenue in the current liabilities section of our consolidated balance sheet. See Note 2 for fair value method.

We paid interest of $774 million, $693 million, and $780 million in 2014, 2015, and 2016, respectively, on Automotive debt. We paid interest of $2.7 billion, $2.4 billion, and $2.6 billion in 2014, 2015, and 2016, respectively, on Financial Services debt.

Maturities

Debt maturities at December 31, 2016 were as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Adjustments	Total Debt Maturities
Automotive Segment
Public unsecured debt securities	$—	$361	$—	$—	$—	$9,033	$(211)	$9,183
DOE ATVM Incentive Program	591	591	591	591	591	287	—	3,242
Short-term and other debt (a)	2,151	558	240	362	153	260	(242)	3,482
Total	$2,742	$1,510	$831	$953	$744	$9,580	$(453)	$15,907

Financial Services Segment
Unsecured debt	$26,636	$12,374	$11,135	$6,972	$9,305	$10,126	$116	$76,664
Asset-backed debt	20,349	12,129	9,725	4,909	2,299	1,050	(62)	50,399
Total	$46,985	$24,503	$20,860	$11,881	$11,604	$11,176	$54	$127,063
__________

(a)	Primarily non-U.S. affiliate debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  DEBT AND COMMITMENTS (Continued)

Automotive Segment

Public Unsecured Debt Securities

Our public, unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2015	2016
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	638	638
6 3/8% Debentures due February 1, 2029 (a)	260	260
7.45% GLOBLS due July 16, 2031 (a)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
4.346% Notes due December 8, 2026	—	1,500
5.291% Notes due December 8, 2046	—	1,300
4.75% Notes due January 15, 2043	2,000	2,000
Total public unsecured debt securities (b)	$6,594	$9,394
__________

(a)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(b)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2016 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services long-term debt.

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2016, an aggregate $3.2 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Automotive Credit Facilities

Lenders under our Third Amended and Restated Credit Agreement dated as of April 29, 2016 and as further amended (the “corporate credit facility”) have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity. Any borrowings by Ford Credit under the corporate credit facility would be guaranteed by us.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the corporate credit facility. If our senior, unsecured, long‑term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required.

At December 31, 2016, the utilized portion of the corporate credit facility was $35 million, representing amounts utilized as letters of credit.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  DEBT AND COMMITMENTS (Continued)

At December 31, 2016, we had $1.5 billion of local credit facilities available to non-U.S. Automotive affiliates, of which $967 million had been utilized.

Financial Services Segment

Asset-Backed Debt

At December 31, 2016, the carrying value of our asset-backed debt was $50.4 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 16 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at December 31, 2015 and 2016, and ranged from $0 to $72 million during 2015 and $0 to $12 million during 2016.

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $4 million, $2 million, and $(29) million for the years ended December 31, 2014, 2015, and 2016, respectively. See Note 17 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $595 million, $630 million, and $773 million in 2014, 2015, and 2016, respectively.

The assets and liabilities related to our asset-backed debt arrangements included on our financial statements at December 31 were as follows (in billions):

	2015	2016
Assets
Cash and cash equivalents	$4.3	$3.4
Finance receivables, net	53.6	58.3
Net investment in operating leases	13.3	11.8

Liabilities
Debt (a)	$50.0	$50.4
__________

(a)	Debt is net of unamortized discount and issuance costs.

Committed Credit Facilities

At December 31, 2016, Ford Credit’s committed capacity totaled $40.1 billion of which $19.5 billion is available for use.  Ford Credit’s committed capacity is primarily comprised of unsecured credit facilities with financial institutions, committed asset-backed security lines from bank-sponsored commercial paper conduits and other financial institutions, and allocated commitments under the corporate credit facility.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. REDEEMABLE NONCONTROLLING INTEREST

We formed the Ford Sollers joint venture with Sollers OJSC (“Sollers”) in October 2011 to operate in Russia. On March 31, 2015, we and Sollers agreed to certain changes to the structure of the joint venture and the related shareholders’ agreement to support the business in the near term and provide a platform for future growth in this important market. The changes included Ford providing additional funding to the joint venture and gaining a controlling interest in the joint venture through the acquisition of preferred shares. As a result, effective March 31, 2015, we consolidated the joint venture for financial reporting purposes.

The value of the redeemable noncontrolling interest, reflecting the redemption features embedded in the 50% equity interest in the joint venture that is held by Sollers, reported in the mezzanine section of our balance sheet at December 31, 2015 and 2016 was $94 million and $96 million, respectively.

NOTE 16.  VARIABLE INTEREST ENTITIES

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

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $251 million and $262 million at December 31, 2015 and 2016, respectively.

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

In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities, and related activity of these transactions are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet. See Note 14 for additional information on the accounting for asset-backed debt and the assets securing this debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into highly effective derivative contracts:

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

Cash Flow Hedges. Our Automotive segment has designated certain forward contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange and commodity price risks.

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Cost of sales when the hedged item affects earnings. The ineffective portion is reported in Cost of sales in the period of measurement. Our policy is to de-designate foreign currency exchange cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Cost of sales. If it becomes probable that the originally-forecasted transaction will not occur, the related amount included in Accumulated other comprehensive income/(loss) is reclassified and recognized in earnings. The majority of our cash flow hedges mature in two years or less.

Fair Value Hedges. Our Financial Services segment uses derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Financial Services debt with the offset in Financial Services other income/(loss), net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Financial Services other income/(loss), net. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness and are reported in Financial Services interest, operating, and other expenses. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. Our Automotive segment reports changes in the fair value of derivatives not designated as hedging instruments through Cost of sales. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

Our Financial Services segment reports net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Financial Services other income/(loss), net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Financial Services other income/(loss), net. Cash flows associated with non-designated or dedesignated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Normal Purchases and Normal Sales Classification. We have elected to apply the normal purchases and normal sales classification for physical supply contracts that are entered into for the purpose of procuring commodities to be used in production over a reasonable period in the normal course of our business.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Cash flow hedges (a)
Reclassified from AOCI to net income	$78	$(239)	$537
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	304	370	367
Ineffectiveness (b)	20	3	4
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	261	425	257
Cross-currency interest rate swap contracts	161	100	398
Interest rate contracts	(41)	(58)	(9)
Commodity contracts	(47)	(64)	7
Total	$736	$537	$1,561
__________

(a)	For 2014, 2015, and 2016 a $271 million loss, a $123 million gain, and a $770 million gain, respectively, were recorded in Other comprehensive income/(loss), net of tax.

(b)
For 2014, 2015, and 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $407 million gain, $72 million gain, and $120 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $387 million loss, $69 million loss, and $124 million gain, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2015			2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange and commodity contracts	$12,593	$522	$366	$19,091	$620	$257
Fair value hedges
Interest rate contracts	28,964	670	16	33,175	487	80
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	21,108	426	242	17,227	379	194
Cross-currency interest rate swap contracts	3,137	73	111	3,201	242	8
Interest rate contracts	62,638	159	112	61,689	156	74
Commodity contracts	643	2	26	531	11	6
Total derivative financial instruments, gross (a) (b)	$129,083	$1,852	$873	$134,914	$1,895	$619

Current portion		$1,209	$692		$1,108	$371
Non-current portion		643	181		787	248
Total derivative financial instruments, gross		$1,852	$873		$1,895	$619
__________

(a)	At December 31, 2015, and 2016, the net obligation to return cash collateral was $0 and $3 million, respectively.

(b)
At December 31, 2015, and 2016, the fair value of assets and liabilities available for counterparty netting was $733 million and $554 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Foreign currency translation
Beginning balance	$(2,402)	$(2,438)	$(3,570)
Gains/(Losses) on foreign currency translation	(206)	(969)	(494)
Less: Tax/(Tax benefit) (a)	(17)	177	537
Net gains/(losses) on foreign currency translation	(189)	(1,146)	(1,031)
(Gains)/Losses reclassified from AOCI to net income (b)	153	14	8
Other comprehensive income/(loss), net of tax	(36)	(1,132)	(1,023)
Ending balance	$(2,438)	$(3,570)	$(4,593)

Marketable securities
Beginning balance	$—	$—	$(6)
Gains/(Losses) on available for sale securities	—	(10)	(13)
Less: Tax/(Tax benefit)	—	(4)	(10)
Net gains/(losses) on available for sale securities	—	(6)	(3)
(Gains)/Losses reclassified from AOCI to net income	—	—	(1)
Less: Tax/(Tax benefit)	—	—	4
Net (gains)/losses reclassified from AOCI to net income	—	—	(5)
Other comprehensive income/(loss), net of tax	—	(6)	(8)
Ending balance	$—	$(6)	$(14)

Derivative instruments
Beginning balance	$19	$(163)	$64
Gains/(Losses) on derivative instruments	(271)	123	770
Less: Tax/(Tax benefit)	(96)	50	144
Net gains/(losses) on derivative instruments	(175)	73	626
(Gains)/Losses reclassified from AOCI to net income	(78)	239	(537)
Less: Tax/(Tax benefit)	(71)	85	(130)
Net (gains)/losses reclassified from AOCI to net income (c)	(7)	154	(407)
Other comprehensive income/(loss), net of tax	(182)	227	219
Ending balance	$(163)	$64	$283

Pension and other postretirement benefits
Beginning balance	$(2,641)	$(2,664)	$(2,745)
Prior service (costs)/credits arising during the period	(11)	(104)	(16)
Less: Tax/(Tax benefit)	(2)	(41)	(4)
Net prior service (costs)/credits arising during the period	(9)	(63)	(12)
Amortization and recognition of prior service costs/(credits) (d)	(19)	(2)	66
Less: Tax/(Tax benefit)	(7)	6	22
Net prior service costs/(credits) reclassified from AOCI to net income	(12)	(8)	44
Translation impact on non-U.S. plans	(2)	(10)	24
Other comprehensive income/(loss), net of tax	(23)	(81)	56
Ending balance	$(2,664)	$(2,745)	$(2,689)

Total AOCI ending balance at December 31	$(5,265)	$(6,257)	$(7,013)
__________

(a)
We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future. However, we have made elections to tax certain non-U.S. operations simultaneously in U.S. tax returns, and have recorded deferred taxes for temporary differences that will reverse, independent of repatriation plans, on U.S. tax returns. Taxes or tax benefits resulting from foreign currency translation of the temporary differences are recorded in Other comprehensive income/(loss), net of tax.

(b)	Reclassified to Non-Financial Services interest income and other income/(loss), net.

(c)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $358 million. See Note 17 for additional information.

(d)	Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost. See Note 13 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services interest income and other income/(loss), net for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Investment-related interest income	$193	$233	$217
Interest income/(expense) on income taxes	109	—	(5)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(9)	46	(9)
Gains/(Losses) on changes in investments in affiliates	(798)	42	139
Gains/(Losses) on extinguishment of debt	(132)	1	—
Royalty income	559	666	714
Other	154	200	300
Total	$76	$1,188	$1,356

Financial Services

The amounts included in Financial Services other income/(loss), net for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Investment-related interest income	$51	$76	$74
Interest income/(expense) on income taxes	(13)	3	8
Insurance premiums earned	125	133	156
Other	185	160	200
Total	$348	$372	$438

NOTE 20.  SHARE-BASED EMPLOYEE COMPENSATION

We issue to our employees restricted stock units (“RSUs”), which consist of time-based and performance-based awards. RSUs provide the recipients with the right to shares of Common Stock following a specified performance period and/or vesting period. Time-based awards generally have a vesting feature whereby one-third of each grant of RSUs vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required metrics are met. Performance-based RSUs have two components: one based on Ford’s internal financial performance metrics, and the other based on Ford’s total shareholder return relative to total shareholder returns of an industrial and automotive peer group. We issue new shares of Common Stock upon vesting of RSUs. At the time of vest, RSU awards are net settled (shares are withheld to cover the employee tax obligation).

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

Share-based compensation awards outstanding at December 31, 2016 consist of awards granted to employees under two Long-Term Incentive Plans (“LTIP”): the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP. Under the 2008 LTIP, the number of shares that may be granted in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year. Any unused portion is available for awards in later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2016, the number of unused shares carried forward was 423 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20.  SHARE-BASED EMPLOYEE COMPENSATION (Continued)

The performance-based RSUs granted in March 2015 and 2016 include a relative Total Shareholder Return (“TSR”) metric. We estimate the fair value of the TSR component of the performance-based RSUs using a Monte Carlo simulation. Inputs and assumptions used to calculate the fair value at grant date were as follows:

	2015	2016
Fair value per stock award	$16.98	$15.56
Grant date stock price	16.03	13.54
Assumptions:
Ford’s stock price expected volatility (a)	23.3%	23.1%
Expected average volatility of peer companies (a)	24.1%	26.4%
Risk-free interest rate	1.09%	0.98%
Dividend yield	3.74%	4.43%
__________

(a)	Expected volatility based on three years of daily closing share price changes ending on the grant date.

During 2016, activity for RSUs was as follows (in millions, except for weighted average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	27.4	$15.04
Granted	17.5	13.54
Vested	(11.1)	14.07
Forfeited	(0.4)	14.13
Outstanding, end of year	33.4	14.49
RSUs expected to vest	32.9	N/A

The table above also includes shares awarded to non-employee directors. At December 31, 2016, there were 362,271 shares vested, but unissued.

Additional information about RSUs for the years ended December 31 was as follows (in millions, except for weighted average fair value):

	2014	2015	2016
Fair value of vested shares	$102	$126	$157
Weighted average grant fair value (per unit)	15.40	15.86	13.54
Compensation cost (a)	95	125	135
__________

(a)	Net of tax benefit of $49 million, $65 million, and $72 million in 2014, 2015, and 2016, respectively.

As of December 31, 2016, there was approximately $90 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.8 years.

Stock Options

During 2016, no stock options were issued to our employees. As of December 31, 2016, the last of our outstanding stock options will expire in July 2024, if not exercised sooner. We measure the fair value of our stock options using the Black-Scholes option-pricing model and record expense in Selling, administrative, and other expenses.

For the years ended December 31, 2015 and 2016, stock options outstanding were 45.4 million and 35.5 million, respectively, and stock options exercisable were 39.3 million and 33.4 million, respectively. For the year ended December 31, 2016, the intrinsic value for vested and unvested stock options was $75 million and $0, respectively. The average remaining terms for fully vested stock options and unvested stock options were 4.2 years and 7.2 years, respectively. We received approximately $58 million in proceeds from the exercise of stock options in 2016.  An equivalent of approximately $119 million in new issues was used to settle exercised stock options. Compensation cost for stock options for the year ended December 31, 2016 was $2.1 million, net of tax benefit of $0.5 million. As of December 31, 2016, there was approximately $0.4 million in unrecognized compensation cost related to non-vested stock options.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES

We recognize income tax-related penalties in the Provision for/(Benefit from) income taxes on our consolidated income statement. We recognize income tax-related interest income and interest expense in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net on our consolidated income statement.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, for the years ended December 31 were as follows:

	2014	2015	2016
Income before income taxes (in millions)
U.S.	$3,852	$5,374	$5,266
Non-U.S.	(2,618)	4,878	1,530
Total	$1,234	$10,252	$6,796
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(2)	$75	$(122)
Non-U.S.	389	572	630
State and local	(22)	17	12
Total current	365	664	520
Deferred
Federal	(735)	1,494	1,323
Non-U.S.	160	472	121
State and local	214	251	225
Total deferred	(361)	2,217	1,669
Total	$4	$2,881	$2,189
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(5.2)	(2.7)	(1.0)
State and local income taxes	8.3	1.7	2.3
General business credits	(27.1)	(3.0)	(3.1)
Dispositions and restructurings	13.0	0.4	7.4
U.S. tax on non-U.S. earnings	(23.7)	(3.0)	(5.6)
Prior year settlements and claims	(9.1)	(0.4)	—
Tax-exempt income	(24.1)	(2.0)	(0.9)
Enacted change in tax laws	3.9	0.1	(4.2)
Valuation allowances	32.3	3.6	2.7
Other	(3.0)	(1.6)	(0.4)
Effective rate	0.3%	28.1%	32.2%

Our 2016 tax provision includes a $300 million benefit for the recognition of deferred taxes resulting from a 2016 change in U.S. tax law related to the taxation of foreign currency gains and losses for our non-U.S. branch operations.

At December 31, 2016, $5.7 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $300 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside of the United States reflects accumulated earnings determined under U.S. tax law.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2015	2016
Deferred tax assets
Employee benefit plans	$6,620	$6,870
Net operating loss carryforwards	2,327	1,764
Tax credit carryforwards	6,456	5,860
Research expenditures	1,279	1,469
Dealer and dealers’ customer allowances and claims	2,394	2,500
Other foreign deferred tax assets	442	28
All other	2,206	2,289
Total gross deferred tax assets	21,724	20,780
Less: valuation allowances	(1,831)	(909)
Total net deferred tax assets	19,893	19,871
Deferred tax liabilities
Leasing transactions	3,329	4,523
Deferred income	1,215	807
Depreciation and amortization (excluding leasing transactions)	2,484	3,175
Finance receivables	688	593
Other foreign deferred tax liabilities	407	371
All other	763	1,388
Total deferred tax liabilities	8,886	10,857
Net deferred tax assets/(liabilities)	$11,007	$9,014

At December 31, 2016, we have a valuation allowance of $909 million primarily related to deferred tax assets in various non-U.S. operations.

Deferred tax assets for net operating losses and other temporary differences related to certain non-U.S. operations have not been recorded as a result of elections to tax these operations simultaneously in U.S. tax returns. Reversal of these elections would result in the recognition of $7.6 billion of deferred tax assets, subject to valuation allowance testing. During 2016, we extended these elections to a significant portion of our South American operations resulting in a $1.1 billion reduction in deferred tax assets and related valuation allowances.

Operating loss carryforwards for tax purposes were $5 billion at December 31, 2016, resulting in a deferred tax asset of $1.8 billion.  There is no expiration date for $3.3 billion of these losses. A substantial portion of the remaining losses will expire beyond 2018. Tax credits available to offset future tax liabilities are $5.9 billion. A substantial portion of these credits have a remaining carryforward period of five years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2015	2016
Beginning balance	$1,286	$1,601
Increase – tax positions in prior periods	330	12
Increase – tax positions in current period	91	69
Decrease – tax positions in prior periods	(24)	(67)
Settlements	(65)	(23)
Lapse of statute of limitations	(7)	(3)
Foreign currency translation adjustment	(10)	(3)
Ending balance	$1,601	$1,586

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized were $1.5 billion and $1.5 billion at December 31, 2015 and 2016, respectively.

Examinations by tax authorities have been completed through 2004 in Germany, 2008 in Canada, 2011 in the United States, 2013 in China and United Kingdom.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 1996.

Net interest income on income taxes was $96 million, $3 million, and $3 million for the years ended December 31, 2014, 2015, and 2016, respectively. These were reported in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net in our consolidated income statement. Net payables for tax related interest were $93 million and $67 million as of December 31, 2015 and 2016, respectively.

We paid income taxes of $467 million, $585 million, and $740 million in 2014, 2015, and 2016, respectively.

NOTE 22.  CAPITAL STOCK AND EARNINGS PER SHARE

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  CAPITAL STOCK AND EARNINGS PER SHARE (Continued)

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2014	2015	2016
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,231	$7,373	$4,596
Diluted income (a)	1,231	7,373	4,596

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,912	3,969	3,973
Net dilutive options and warrants	46	33	26
Diluted shares (a)	3,958	4,002	3,999
__________

(a)
Not included in the 2014 calculation of diluted earnings per share due to their antidilutive effect are 87 million shares and the related income effect for the 2016 Convertible Notes. In October 2014, we elected to terminate the conversion rights of holders under the 2016 Convertible Notes in accordance with their terms effective as of the close of business on November 20, 2014. We no longer have convertible debt outstanding.

NOTE 23.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2015				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,900	$37,263	$38,144	$40,251	$37,718	$39,485	$35,943	$38,654
Income/(Loss) before income taxes	1,779	3,286	3,291	1,896	3,651	2,875	1,387	(1,117)

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income/(loss)	$1,153	$2,160	$2,192	$1,868	$2,452	$1,970	$957	$(783)

Common and Class B per share from income from continuing operations
Basic	$0.29	$0.54	$0.55	$0.47	$0.62	$0.50	$0.24	$(0.20)
Diluted	0.29	0.54	0.55	0.47	0.61	0.49	0.24	(0.20)

Certain of the quarterly results identified in the table above include material unusual or infrequently occurring items as follows on a pre-tax basis, except for tax items:

The fourth quarter 2016 results include a pension and OPEB net remeasurement loss of $3 billion.

The fourth quarter 2016 net income includes a tax benefit of $300 million for the recognition of deferred taxes resulting from a 2016 change in U.S. tax law related to taxation of foreign currency gains and losses for our non-U.S. branch operations.

The fourth quarter 2015 results include a pension and OPEB net remeasurement loss of $698 million.

The fourth quarter 2015 net income includes a tax benefit of $346 million related to retroactive reinstatement of U.S. tax legislation in the Protecting Americans from Tax Hikes Act of 2015.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  COMMITMENTS AND CONTINGENCIES

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

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities at December 31 were as follows (in millions):

	2015	2016
Maximum potential payments	$284	$177
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	23

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  COMMITMENTS AND CONTINGENCIES (Continued)

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the years ended December 31 were as follows (in millions):

	2015	2016
Beginning balance	$4,786	$4,558
Payments made during the period	(2,849)	(3,286)
Changes in accrual related to warranties issued during the period	2,046	2,326
Changes in accrual related to pre-existing warranties	807	1,360
Foreign currency translation and other	(232)	2
Ending balance	$4,558	$4,960

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2014
Allowances deducted from assets
Credit losses	$405	$199		$220	(a)	$384
Doubtful receivables	120	374		39	(b)	455
Inventories (primarily service part obsolescence)	262	(8)	(c)	—		254
Deferred tax assets	1,633	(29)	(d)	—		1,604
Total allowances deducted from assets	$2,420	$536		$259		$2,697

For the Year Ended December 31, 2015
Allowances deducted from assets
Credit losses	$384	$347		$294	(a)	$437
Doubtful receivables	455	(7)		76	(b)	372
Inventories (primarily service part obsolescence)	254	(29)	(c)	—		225
Deferred tax assets	1,604	227	(d)	—		1,831
Total allowances deducted from assets	$2,697	$538		$370		$2,865

For the Year Ended December 31, 2016
Allowances deducted from assets
Credit losses	$437	$551		$421	(a)	$567
Doubtful receivables	372	24		19	(b)	377
Inventories (primarily service part obsolescence)	225	(33)	(c)	—		192
Deferred tax assets	1,831	209	(d)	1,131	(e)	909
Total allowances deducted from assets	$2,865	$751		$1,571		$2,045
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(c)	Net change in inventory allowances, including translation adjustments.

(d)
Includes $(428) million, $(142) million, and $26 million in 2014, 2015, and 2016, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss), including translation adjustments and $399 million, $369 million, and $183 million in 2014, 2015, and 2016, respectively, of valuation allowance for deferred tax assets through the income statement.

(e)
During 2016 we elected to tax a significant portion of our South American operations simultaneously in U.S. tax returns resulting in a $1.1 billion reduction in deferred tax assets and related valuation allowance.

FSS-1