Form 10-Q
period 2017-03-31
FORD MOTOR CO
filed 2017-04-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

As of April 20, 2017, Ford had outstanding 3,911,134,231 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

76

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Revenues
Automotive	$35,257	$36,475
Financial Services	2,461	2,669
Other	—	2
Total revenues (Note 3)	37,718	39,146

Costs and expenses
Cost of sales	30,517	32,708
Selling, administrative, and other expenses	2,690	2,764
Financial Services interest, operating, and other expenses	2,060	2,232
Total costs and expenses	35,267	37,704

Interest expense on Automotive debt	200	279

Non-Financial Services other income/(loss), net (Note 4)	768	712
Financial Services other income/(loss), net (Note 4)	91	22
Equity in net income of affiliated companies	541	346
Income before income taxes	3,651	2,243
Provision for/(Benefit from) income taxes	1,196	649
Net income	2,455	1,594
Less: Income/(Loss) attributable to noncontrolling interests	3	7
Net income attributable to Ford Motor Company	$2,452	$1,587

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.62	$0.40
Diluted income	0.61	0.40

Cash dividends declared	0.40	0.20

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Net income	$2,455	$1,594
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	(64)	242
Marketable securities	6	(1)
Derivative instruments	246	(168)
Pension and other postretirement benefits	22	9
Total other comprehensive income/(loss), net of tax	210	82
Comprehensive income	2,665	1,676
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	5
Comprehensive income attributable to Ford Motor Company	$2,663	$1,671

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$15,905	$17,823
Marketable securities (Note 7)	22,922	22,166
Financial Services finance receivables, net (Note 8)	46,266	48,605
Trade and other receivables, less allowances of $392 and $401	11,102	10,685
Inventories (Note 10)	8,898	10,535
Other assets	3,368	3,414
Total current assets	108,461	113,228

Financial Services finance receivables, net (Note 8)	49,924	50,694
Net investment in operating leases	28,829	27,914
Net property	32,072	32,668
Equity in net assets of affiliated companies	3,304	3,642
Deferred income taxes	9,705	10,055
Other assets	5,656	5,893
Total assets	$237,951	$244,094

LIABILITIES
Payables	$21,296	$23,257
Other liabilities and deferred revenue (Note 11)	19,316	18,790
Automotive debt payable within one year (Note 13)	2,685	3,100
Financial Services debt payable within one year (Note 13)	46,984	46,157
Total current liabilities	90,281	91,304

Other liabilities and deferred revenue (Note 11)	24,395	24,583
Automotive long-term debt (Note 13)	13,222	13,110
Financial Services long-term debt (Note 13)	80,079	83,610
Deferred income taxes	691	749
Total liabilities	208,668	213,356

Redeemable noncontrolling interest	96	97

EQUITY
Common Stock, par value $.01 per share (3,984 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,630	21,637
Retained earnings	15,634	16,992
Accumulated other comprehensive income/(loss) (Note 15)	(7,013)	(6,929)
Treasury stock	(1,122)	(1,122)
Total equity attributable to Ford Motor Company	29,170	30,619
Equity attributable to noncontrolling interests	17	22
Total equity	29,187	30,641
Total liabilities and equity	$237,951	$244,094

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2016	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,645
Financial Services finance receivables, net	50,857	52,860
Net investment in operating leases	11,761	12,325
Other assets	25	29
LIABILITIES
Other liabilities and deferred revenue	$5	$4
Debt	43,730	42,960
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$4,149	$4,336

Cash flows from investing activities
Capital spending	(1,511)	(1,706)
Acquisitions of finance receivables and operating leases	(12,677)	(13,467)
Collections of finance receivables and operating leases	9,674	10,695
Purchases of equity and debt securities	(8,231)	(8,878)
Sales and maturities of equity and debt securities	5,679	9,551
Settlements of derivatives	104	156
Other	(13)	10
Net cash provided by/(used in) investing activities	(6,975)	(3,639)

Cash flows from financing activities
Cash dividends	(1,588)	(795)
Purchases of Common Stock	(145)	—
Net changes in short-term debt	(121)	658
Proceeds from issuance of other debt	15,623	13,253
Principal payments on other debt	(9,431)	(11,911)
Other	(59)	(85)
Net cash provided by/(used in) financing activities	4,279	1,120

Effect of exchange rate changes on cash and cash equivalents	192	101

Net increase/(decrease) in cash and cash equivalents	$1,645	$1,918

Cash and cash equivalents at January 1	$14,272	$15,905
Net increase/(decrease) in cash and cash equivalents	1,645	1,918
Cash and cash equivalents at March 31	$15,917	$17,823

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	2,452	—	—	2,452	3	2,455
Other comprehensive income/(loss), net of tax	—	—	—	211	—	211	(1)	210
Common stock issued (including share-based compensation impacts)	—	33	—	—	—	33	—	33
Treasury stock/other	—	—	—	—	(145)	(145)	(1)	(146)
Cash dividends declared	—	—	(1,588)	—	—	(1,588)	—	(1,588)
Balance at March 31, 2016	$41	$21,454	$15,278	$(6,046)	$(1,122)	$29,605	$16	$29,621

Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187
Adoption of accounting standards (Note 2)	—	6	566	—	—	572	—	572
Net income	—	—	1,587	—	—	1,587	7	1,594
Other comprehensive income/(loss), net of tax	—	—	—	84	—	84	(2)	82
Common stock issued (including share-based compensation impacts)	—	1	—	—	—	1	—	1
Treasury stock/other	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	(795)	—	—	(795)	—	(795)
Balance at March 31, 2017	$41	$21,637	$16,992	$(6,929)	$(1,122)	$30,619	$22	$30,641

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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K Report”). We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. On January 1, 2017, we adopted the amendments to accounting standards codification (“ASC”) 718 which simplify accounting for share-based payment transactions. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable. Under the new method, we will recognize excess tax benefits in the current accounting period. In addition, prior to January 1, 2017, the employee share-based compensation expense was recorded net of estimated forfeiture rates and adjusted at vest, as appropriate. As part of the amendment, we have elected to recognize the actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. We have adopted these changes in accounting method using the modified retrospective method by recognizing one-time adjustments to retained earnings for excess tax benefits previously unrecognized and the change in accounting for forfeited awards.

ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities. Under the new revenue standard, certain vehicle sales where revenue was previously deferred, such as vehicles subject to a guaranteed resale value recognized as a lease and transactions in which a Ford-owned entity delivered vehicles, we now recognize revenue when vehicles are shipped.

The new revenue standard also provided additional clarity that resulted in reclassifications to or from Revenue, Cost of sales, and Financial Services other income/(loss), net.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

The cumulative effect of the changes made to our consolidated January 1, 2017 balance sheet for the adoption of ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting and ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in millions):

	Balance at December 31, 2016	Adjustments Due to ASU 2016-09	Adjustments Due to ASU 2014-09	Balance at January 1, 2017
Balance Sheet
Assets
Trade and other receivables	$11,102	$—	$(17)	$11,085
Inventories	8,898	—	(9)	8,889
Other assets, current	3,368	—	307	3,675
Net investment in operating leases	28,829	—	(1,078)	27,751
Deferred income taxes	9,705	536	(13)	10,228

Liabilities
Payables	21,296	—	262	21,558
Other liabilities and deferred revenue, current	19,316	—	(1,429)	17,887
Automotive debt payable within one year	2,685	—	326	3,011
Other liabilities and deferred revenue, non-current	24,395	—	(5)	24,390

Equity
Capital in excess of par value of stock	21,630	6	—	21,636
Retained earnings	15,634	530	36	16,200

As part of ASU 2016-09, we reclassified cash paid to taxing authorities related to shares withheld for tax purposes of about $57 million and $55 million from operating activities to financing activities on our consolidated statement of cash flows for the first quarter of 2016 and 2017, respectively. This standard did not have a material impact to our first quarter consolidated income statement or March 31, 2017 consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in millions):

	For the period ended March 31, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement
Revenues
Automotive	$36,475	$36,142	$333
Financial Services	2,669	2,580	89

Costs and expenses
Cost of sales	32,708	32,446	262
Interest expense on Automotive debt	279	262	17
Non-Financial Services other income/(loss), net	712	732	(20)
Financial Services other income/(loss), net	22	111	(89)
Provision for/(Benefit from) income taxes	649	642	7
Net income	1,594	1,567	27

	March 31, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade and other receivables	$10,685	$10,691	$(6)
Other assets, current	3,414	3,082	332
Net investment in operating leases	27,914	28,680	(766)
Deferred income taxes	10,055	10,075	(20)

Liabilities
Payables	23,257	22,973	284
Other liabilities and deferred revenue, current	18,790	20,003	(1,213)
Automotive debt payable within one year	3,100	2,689	411
Other liabilities and deferred revenue, non-current	24,583	24,588	(5)
Deferred income taxes	749	749	—

Equity
Retained earnings	16,992	16,929	63

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On January 1, 2017, we adopted the amendments to ASC 715 that improve the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from Cost of Sales and Selling, administrative, and other expenses to Non-Financial Services other income/(loss), net. We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs will not be included in amounts capitalized in inventory or property, plant, and equipment.

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans on our consolidated income statement was as follows (in millions):

	For the period ended March 31, 2016
	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Income statement
Cost of sales	$30,517	$30,281	$236
Selling, administrative, and other expenses	2,690	2,562	128
Non-Financial Services other income/(loss), net	768	404	364

We also adopted the following standards during 2017, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2017
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2017
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are under Common Control	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2017

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

NOTE 3. REVENUE

The following table disaggregates our revenue by major source (in millions):

	For the period ended March 31, 2017
	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$34,996	$—	$—	$34,996
Sale of used vehicles	873	—	—	873
Extended service contracts	275	—	—	275
Other (a)	224	49	2	275
Revenues from sales and services	36,368	49	2	36,419

Leasing income	107	1,366	—	1,473
Financing income	—	1,214	—	1,214
Insurance income	—	40	—	40
Total revenues	$36,475	$2,669	$2	$39,146
__________

(a)	Primarily includes commissions and vehicle-related design and testing services.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our vehicles, parts, accessories, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 16). We recognize revenue for vehicle service contracts that extend mechanical and maintenance beyond our base warranties over the life of the contract.

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result we recognized a decrease to revenue from prior periods of $372 million during the period ended March 31, 2017.

Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received because we have to satisfy a future obligation (e.g., free extended service contracts). We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in Cost of sales.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

We sell vehicles to daily rental companies and guarantee that we will pay them the difference between an agreed amount and the value they are able to realize upon resale. At the time of transfer of vehicles to the daily rental companies, we record the probable amount we will pay under the guarantee to Other liabilities and deferred revenue.

Sale of Used Vehicles. We sell used vehicles both at auction and through our consolidated dealerships. Proceeds from the sale of these vehicles are recognized in Automotive revenues upon transfer of control of the vehicle to the customer and the related vehicle carrying value is recognized in Cost of sales.

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. At January 1, 2017 $3.5 billion of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue, $270 million of this was recognized as revenue during the first quarter. At March 31, 2017, the unearned amount was $3.6 billion. We expect to recognize approximately $823 million of the unearned amount in 2017, $981 million in 2018, and $1.8 billion thereafter. We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $247 million in deferred costs as of March 31, 2017 and recognized $15 million of amortization during the three-month period ended March 31, 2017.

Other Revenue. Other revenue consists primarily of net commissions received for serving as the agent in facilitating the sale of a third party’s products or services to our customers and payments for vehicle-related design and testing services we perform for others. We have applied the practical expedient to recognize Automotive revenues for vehicle-related design and testing services over the two to three year term of these agreements in proportion to the amount we have the right to invoice.

Leasing Income. We sell vehicles to daily rental companies with an obligation to repurchase the vehicles for a guaranteed amount, exercisable at the option of the customer. The transactions are accounted for as operating leases. Upon the transfer of vehicles to the daily rental companies, we record proceeds received in Other liabilities and deferred revenue. The difference between the proceeds received and the guaranteed repurchase amount is recorded in Automotive revenues over the term of the lease using a straight-line method. The cost of the vehicle is recorded in Net investment in operating leases on our consolidated balance sheet and the difference between the cost of the vehicle and the estimated auction value is depreciated in Cost of sales over the term of the lease.

Financial Services Segment

Leasing Income. Ford Credit offers leasing plans to retail consumers through Ford and Lincoln brand dealers who originate the leases. Upon the purchase of a lease from the dealer, Ford Credit takes ownership of the vehicle and records an operating lease. The retail consumer makes lease payments representing the difference between Ford Credit’s purchase price of the vehicle and the contractual residual value of the vehicle, plus lease fees that we recognize on a straight-line basis over the term of the lease agreement. Depreciation and the gain or loss upon disposition of the vehicle is recorded in Financial Services interest, operating, and other expenses.

Financing Income. Ford Credit originates and purchases finance installment contracts. Financing income represents interest earned on the finance receivables (including direct financing leases). Interest is recognized using the interest method, and includes the amortization of certain direct origination costs.

Insurance Income. Income from insurance contracts is recognized evenly over the term of the agreement. Insurance commission revenue is recognized on a net basis at the time of sale of the third party’s product or service to our customer.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Net periodic pension and OPEB income/(cost), excluding service cost	$364	$390
Investment-related interest income	61	71
Interest income/(expense) on income taxes	(2)	3
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	72	49
Royalty income	183	154
Other	90	45
Total	$768	$712

Financial Services

The amounts included in Financial Services other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Investment-related interest income	$19	$21
Interest income/(expense) on income taxes	(2)	(2)
Insurance premiums earned	39	—
Other	35	3
Total	$91	$22

NOTE 5. INCOME TAXES

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2016	2017
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$2,452	$1,587
Diluted income	2,452	1,587

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,970	3,976
Net dilutive options and unvested restricted stock units	26	23
Diluted shares	3,996	3,999

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$888	$924	$—	$1,812
U.S. government agencies	2	—	—	—	—
Non-U.S. government and agencies	2	200	142	—	342
Corporate debt	2	100	—	—	100
Total marketable securities classified as cash equivalents		1,188	1,066	—	2,254
Cash, time deposits, and money market funds		6,632	7,011	8	13,651
Total cash and cash equivalents		$7,820	$8,077	$8	$15,905

Marketable securities
U.S. government	1	$8,099	$1,634	$—	$9,733
U.S. government agencies	2	2,244	505	—	2,749
Non-U.S. government and agencies	2	4,751	632	—	5,383
Corporate debt	2	4,329	475	—	4,804
Equities	1	165	—	—	165
Other marketable securities	2	54	34	—	88
Total marketable securities		$19,642	$3,280	$—	$22,922

		March 31, 2017
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$75	$749	$—	$824
U.S. government agencies	2	798	400	—	1,198
Non-U.S. government and agencies	2	268	283	—	551
Corporate debt	2	115	—	—	115
Total marketable securities classified as cash equivalents		1,256	1,432	—	2,688
Cash, time deposits, and money market funds		8,293	6,836	6	15,135
Total cash and cash equivalents		$9,549	$8,268	$6	$17,823

Marketable securities
U.S. government	1	$5,194	$1,894	$—	$7,088
U.S. government agencies	2	3,489	459	—	3,948
Non-U.S. government and agencies	2	5,195	649	—	5,844
Corporate debt	2	4,360	657	—	5,017
Equities	1	202	—	—	202
Other marketable securities	2	39	28	—	67
Total marketable securities		$18,479	$3,687	$—	$22,166

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities on our balance sheet were as follows (in millions):

	December 31, 2016
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,703	$2	$(14)	$3,691	$727	$2,776	$188
U.S. government agencies	308	—	(2)	306	—	306	—
Non-U.S. government and agencies	1,443	1	(11)	1,433	148	1,285	—
Corporate debt	1,079	—	—	1,079	1,031	48	—
Total	$6,533	$3	$(27)	$6,509	$1,906	$4,415	$188

	March 31, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,104	$1	$(12)	$3,093	$522	$2,430	$141
U.S. government agencies	1,959	—	(3)	1,956	834	1,107	15
Non-U.S. government and agencies	2,180	3	(8)	2,175	248	1,927	—
Corporate debt	1,063	—	—	1,063	1,063	—	—
Total	$8,306	$4	$(23)	$8,287	$2,667	$5,464	$156

In the first quarter of 2016 and 2017, sales proceeds for investments classified as AFS and sold prior to maturity were $69 million and $1.3 billion, respectively. In the first quarter of 2016 and 2017, gross realized gains from the sale of AFS securities were $2 million and $1 million, respectively. In the first quarter of 2016 and 2017, gross realized losses from the sale of AFS securities were $0 and $2 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in millions):

	December 31, 2016
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$1,474	$(14)	$—	$—	$1,474	$(14)
U.S. government agencies	261	(2)	—	—	261	(2)
Non-U.S. government and agencies	1,137	(11)	—	—	1,137	(11)
Corporate debt	—	—	—	—	—	—
Total	$2,872	$(27)	$—	$—	$2,872	$(27)

	March 31, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$1,547	$(12)	$—	$—	$1,547	$(12)
U.S. government agencies	932	(3)	—	—	932	(3)
Non-U.S. government and agencies	1,164	(8)	—	—	1,164	(8)
Corporate debt	—	—	—	—	—	—
Total	$3,643	$(23)	$—	$—	$3,643	$(23)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the three months ended March 31, 2016 and 2017, we did not recognize any other-than-temporary impairment loss.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and reported in Other assets in the non-current assets section of our consolidated balance sheet. These cost method investments were $219 million at December 31, 2016 and March 31, 2017.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services segment, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	March 31, 2017
Consumer
Retail financing, gross	$68,121	$69,217
Unearned interest supplements	(2,783)	(2,882)
Consumer finance receivables	65,338	66,335
Non-Consumer
Dealer financing	31,336	33,481
Non-Consumer finance receivables	31,336	33,481
Total recorded investment	$96,674	$99,816

Recorded investment in finance receivables	$96,674	$99,816
Allowance for credit losses	(484)	(517)
Finance receivables, net	$96,190	$99,299

Current portion	$46,266	$48,605
Non-current portion	49,924	50,694
Finance receivables, net	$96,190	$99,299

Net finance receivables subject to fair value (a)	$94,066	$97,042
Fair value	94,785	97,672
__________

(a)
At December 31, 2016 and March 31, 2017, Finance receivables, net includes $2.1 billion and $2.3 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2016 and March 31, 2017, was $223 million and $219 million, respectively, of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2016 and March 31, 2017 were consumer receivables of $32.5 billion and $33.4 billion, respectively, and non-consumer receivables of $26 billion and $26.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $18 million at December 31, 2016 and March 31, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis at December 31, 2016 and March 31, 2017.

The aging analysis of our finance receivables balances were as follows (in millions):

	December 31, 2016	March 31, 2017
Consumer
31-60 days past due	$760	$654
61-90 days past due	114	85
91-120 days past due	34	29
Greater than 120 days past due	39	38
Total past due	947	806
Current	64,391	65,529
Consumer finance receivables	65,338	66,335

Non-Consumer
Total past due	107	106
Current	31,229	33,375
Non-Consumer finance receivables	31,336	33,481
Total recorded investment	$96,674	$99,816

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	March 31, 2017
Dealer Financing
Group I	$24,315	$25,935
Group II	5,552	5,952
Group III	1,376	1,445
Group IV	93	149
Total recorded investment	$31,336	$33,481

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be troubled debt restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and March 31, 2017 was $367 million, or 0.6% of consumer receivables, and $385 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and March 31, 2017 was $107 million, or 0.3% of non-consumer receivables, and $164 million, or 0.5% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2016
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373
Charge-offs	(102)	1	(101)
Recoveries	29	1	30
Provision for credit losses	102	1	103
Other (a)	4	1	5
Ending balance (b)	$390	$20	$410

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$371	$13	$384
Specific impairment allowance	19	7	26
Ending balance (b)	390	20	410

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	60,581	33,587	94,168
Specifically evaluated for impairment	373	149	522
Recorded investment	60,954	33,736	94,690

Ending balance, net of allowance for credit losses	$60,564	$33,716	$94,280
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $463 million.

	First Quarter 2017
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484
Charge-offs	(123)	(2)	(125)
Recoveries	34	—	34
Provision for credit losses	121	—	121
Other (a)	3	—	3
Ending balance (b)	$504	$13	$517

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$483	$13	$496
Specific impairment allowance	21	—	21
Ending balance (b)	504	13	517

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	65,950	33,317	99,267
Specifically evaluated for impairment	385	164	549
Recorded investment	66,335	33,481	99,816

Ending balance, net of allowance for credit losses	$65,831	$33,468	$99,299
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $584 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 30% and 37% of total inventories at December 31, 2016 and March 31, 2017, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	December 31, 2016	March 31, 2017
Raw materials, work-in-process, and supplies	$3,843	$4,240
Finished products	5,943	7,190
Total inventories under FIFO	9,786	11,430
LIFO adjustment	(888)	(895)
Total inventories	$8,898	$10,535

NOTE 11. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2016	March 31, 2017
Current
Dealer and dealers’ customer allowances and claims	$9,542	$10,732
Deferred revenue	3,866	1,902
Employee benefit plans	1,469	1,287
Accrued interest	974	848
OPEB (a)	349	349
Pension (a)	247	247
Other	2,869	3,425
Total current other liabilities and deferred revenue	$19,316	$18,790
Non-current
Pension (a)	$10,150	$10,013
OPEB (a)	5,516	5,504
Dealer and dealers’ customer allowances and claims	2,564	2,788
Deferred revenue	3,687	3,699
Employee benefit plans	1,063	1,065
Other	1,415	1,514
Total non-current other liabilities and deferred revenue	$24,395	$24,583
__________

(a)
Balances at March 31, 2017 reflect pension and OPEB liabilities at December 31, 2016, updated (where applicable) for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2016. Included in Other assets are pension assets of $1.5 billion and $1.8 billion at December 31, 2016 and March 31, 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Service cost	$128	$133	$118	$134	$12	$12
Interest cost	381	381	195	159	48	49
Expected return on assets	(673)	(683)	(339)	(330)	—	—
Amortization of prior service costs/(credits)	42	36	10	9	(35)	(30)
Separation programs/other	—	3	7	16	—	—
Net periodic benefit cost/(income)	$(122)	$(130)	$(9)	$(12)	$25	$31

The service cost component is included in Cost of sales and Selling, administrative and other expenses. Other components of net periodic benefit cost/(income) are included in Non-Financial Services other income/(loss), net of our consolidated income statement.

Pension Plan Contributions

During 2017, we expect to contribute about $1 billion from cash and cash equivalents to our worldwide funded pension plans (most of which are mandatory), and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.3 billion. In the first three months of 2017, we contributed about $200 million to our worldwide funded pension plans and made about $100 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. DEBT

The carrying value of Automotive and Financial Services debt was as follows (in millions):

Automotive Segment	December 31, 2016	March 31, 2017
Debt payable within one year
Short-term	$1,324	$1,320
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program	591	591
Other debt	827	1,237
Unamortized (discount)/premium	(57)	(48)
Total debt payable within one year	2,685	3,100
Long-term debt payable after one year
Public unsecured debt securities	9,394	9,394
DOE ATVM Incentive Program	2,651	2,504
Other debt	1,573	1,620
Adjustments
Unamortized (discount)/premium	(320)	(328)
Unamortized issuance costs	(76)	(80)
Total long-term debt payable after one year	13,222	13,110
Total Automotive Segment	$15,907	$16,210

Fair value of Automotive Segment debt (a)	$17,433	$17,781

Financial Services Segment
Debt payable within one year
Short-term	$15,330	$16,165
Long-term payable within one year
Unsecured debt	12,369	11,777
Asset-backed debt	19,286	18,228
Adjustments
Unamortized (discount)/premium	(2)	(1)
Unamortized issuance costs	(16)	(16)
Fair value adjustments (b)	17	4
Total debt payable within one year	46,984	46,157
Long-term debt payable after one year
Unsecured debt	49,912	53,495
Asset-backed debt	30,112	30,155
Adjustments
Unamortized (discount)/premium	(9)	(10)
Unamortized issuance costs	(197)	(210)
Fair value adjustments (b)	261	180
Total long-term debt payable after one year	80,079	83,610
Total Financial Services Segment	$127,063	$129,767

Fair value of Financial Services Segment debt (a)	$128,777	$132,499
__________

(a)
The fair value of debt includes $1.1 billion and $1.1 billion of Automotive segment short-term debt and $14.3 billion and $15.6 billion of Financial Services segment short-term debt at December 31, 2016 and March 31, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Cash flow hedges (a)
Reclassified from AOCI to net income	$87	$118
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	99	70
Ineffectiveness (b)	17	(4)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	(139)	(208)
Cross-currency interest rate swap contracts	195	58
Interest rate contracts	(48)	7
Commodity contracts	(5)	42
Total	$206	$83
__________

(a)	For the first quarter of 2016 and 2017, a $363 million gain and a $112 million loss, respectively, were recorded in Other comprehensive income.

(b)
For the first quarter of 2016 and 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $610 million gain and$89 million loss, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $593 million loss and $85 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			March 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,091	$620	$257	$18,641	$370	$238
Fair value hedges
Interest rate contracts	33,175	487	80	35,904	372	175
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,227	379	194	17,923	201	235
Cross-currency interest rate swap contracts	3,201	242	8	3,230	298	—
Interest rate contracts	61,689	156	74	56,414	136	71
Commodity contracts	531	11	6	544	44	2
Total derivative financial instruments, gross (a) (b)	$134,914	$1,895	$619	$132,656	$1,421	$721

Current portion		$1,108	$371		$811	$368
Non-current portion		787	248		610	353
Total derivative financial instruments, gross		$1,895	$619		$1,421	$721
__________

(a)	At December 31, 2016 and March 31, 2017, we held collateral of $15 million and $19 million, and we posted collateral of $12 million and $10 million, respectively.

(b)
At December 31, 2016 and March 31, 2017, the fair value of assets and liabilities available for counterparty netting was $554 million and $564 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Foreign currency translation
Beginning balance	$(3,570)	$(4,593)
Gains/(Losses) on foreign currency translation	(30)	189
Less: Tax/(Tax benefit)	—	(54)
Net gains/(losses) on foreign currency translation	(30)	243
(Gains)/Losses reclassified from AOCI to net income (a)	(33)	—
Other comprehensive income/(loss), net of tax	(63)	243
Ending balance	$(3,633)	$(4,350)

Marketable securities
Beginning balance	$(6)	$(14)
Gains/(Losses) on available for sale securities	11	1
Less: Tax/(Tax benefit)	—	3
Net gains/(losses) on available for sale securities	11	(2)
(Gains)/Losses reclassified from AOCI to net income	(1)	1
Less: Tax/(Tax benefit)	4	—
Net (gains)/losses reclassified from AOCI to net income	(5)	1
Other comprehensive income/(loss), net of tax	6	(1)
Ending balance	$—	$(15)

Derivative instruments
Beginning balance	$64	$283
Gains/(Losses) on derivative instruments	363	(112)
Less: Tax/(Tax benefit)	59	(34)
Net gains/(losses) on derivative instruments	304	(78)
(Gains)/Losses reclassified from AOCI to net income	(87)	(118)
Less: Tax/(Tax benefit)	(29)	(29)
Net (gains)/losses reclassified from AOCI to net income (b)	(58)	(89)
Other comprehensive income/(loss), net of tax	246	(167)
Ending balance	$310	$116

Pension and other postretirement benefits
Beginning balance	$(2,745)	$(2,689)
Amortization and recognition of prior service costs/(credits)	17	15
Less: Tax/(Tax benefit)	3	5
Net prior service costs/(credits) reclassified from AOCI to net income	14	10
Translation impact on non-U.S. plans	8	(1)
Other comprehensive income/(loss), net of tax	22	9
Ending balance	$(2,723)	$(2,680)

Total AOCI ending balance at March 31	$(6,046)	$(6,929)
__________

(a)	Reclassified to Non-Financial Services other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $189 million. See Note 14 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2016	March 31, 2017
Maximum potential payments	$177	$1,373
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	396

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.2 billion as of March 31, 2017 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $374 million as our best estimate of the amount we will have to pay under the guarantee.  See Note 2 for additional information on the adoption of the new revenue standard.

We also guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2033, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Beginning balance	$4,558	$4,960
Payments made during the period	(797)	(840)
Changes in accrual related to warranties issued during the period	612	608
Changes in accrual related to pre-existing warranties	59	475
Foreign currency translation and other	52	34
Ending balance	$4,484	$5,237

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT INFORMATION

Key operating data for the periods ended or at March 31 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
First Quarter 2016
Revenues	$35,257	$2,461	$—	$—	$—		$37,718
Pre-tax results - income/(loss)	3,464	499	(126)	(186)	—		3,651
Equity in net income/(loss) of affiliated companies	534	7	—	—	—		541
Cash, cash equivalents, and marketable securities	24,251	15,222	—	—	—		39,473
Total assets	96,263	145,920	—	—	(4,895)	(a)	237,288
Debt	13,022	127,973	—	—	—		140,995
Operating cash flows	2,727	525	—	—	897	(b)	4,149

First Quarter 2017
Revenues	$36,475	$2,669	$2	$—	$—		$39,146
Pre-tax results - income/(loss)	1,965	466	(212)	24	—		2,243
Equity in net income/(loss) of affiliated companies	340	7	(1)	—	—		346
Cash, cash equivalents, and marketable securities	28,028	11,955	6	—	—		39,989
Total assets	101,092	149,648	76	—	(6,722)	(a)	244,094
Debt	16,210	129,767	—	—	—		145,977
Operating cash flows	2,016	1,084	(10)	—	1,246	(b)	4,336
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

(b)
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table below quantifies these reconciling adjustments to Net cash provided by/(used in) operating activities for the periods ended March 31 (in millions):

	First Quarter
	2016	2017
Automotive capital spending	$1,497	$1,696
Net cash flows from non-designated derivatives	(117)	(134)
Funded pension contributions	(368)	(236)
Separation payments	(10)	(28)
Other	(105)	(52)
Total operating cash flow adjustments	$897	$1,246

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2017, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2017 and 2016 and the consolidated statement of equity and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 27, 2017

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Total Company

Net income attributable to Ford. The chart below shows our first quarter 2017 net income attributable to Ford.

TOTAL COMPANY

1Q 2017 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$1,587
$1,965
$466
$(212)
$24
$(649)
$7
Pre-Tax Results
Total Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling interests

	Total Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling interests
B / (W) 1Q 2016	$(865)	$(1,499)	$(33)	$(86)	$210	$547	$4

Net income attributable to Ford in the first quarter of 2017 was $1.6 billion or $0.40 diluted earnings per share of Common and Class B Stock, a decrease of $0.9 billion or $0.21 per share compared with the first quarter of 2016. First quarter 2017 pre-tax results of our Automotive segment, Financial Services segment, All Other, and Special Items, as well as Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue in the first quarter of 2017 was $39.1 billion, $1.4 billion higher than a year ago.

Cost of sales and Selling, administrative, and other expenses for the first quarter of 2017 was $35.5 billion, an increase of $2.3 billion compared with the first quarter of 2016. The detail for the change is shown below (in billions):

First Quarter
2017 Lower/(Higher) 2016
Volume and mix, exchange, and other	$(1.3)
Contribution costs
Material excluding commodities	(0.2)
Commodities	(0.2)
Warranty and other	(0.4)
Structural costs	(0.4)
Special items	0.2
Total	$(2.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At March 31, 2017, total equity attributable to Ford was $30.6 billion, an increase of $1.5 billion compared with December 31, 2016. The detail for this change is shown below (in billions):

Increase/(Decrease)
Net income	$1.6
Dividends	(0.8)
Other comprehensive income	0.1
Adoption of accounting standards	0.6
Total	$1.5

The chart below shows our first quarter 2017 total Company adjusted pre-tax results and the pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other, which is mainly net interest expense.

TOTAL COMPANY

1Q 2017 ADJUSTED PRE-TAX RESULTS (MILS)

$2,219
$1,965
$466
$(212)
Total
Automotive Segment
Financial Services Segment
All Other

Solid Auto and Financial Services PBT

All Other primarily net interest expense

As expected, all Segments lower; Automotive the key driver of lower Company adjusted PBT

B / (W) 1Q 2016	Total	Automotive Segment	Financial Services Segment	All Other
	$(1,618)	$(1,499)	$(33)	$(86)

Our total Company adjusted pre-tax profit for the first quarter of 2017 was $2.2 billion, or $0.39 of adjusted earnings per share of Common and Class B Stock, a decrease of $1.6 billion or $0.29 per share compared with the first quarter of 2016.

Our Automotive segment pre-tax profit in the quarter was about $2 billion.

Our Financial Services segment pre-tax profit in the quarter was $466 million, which included a pre-tax profit of $481 million for Ford Credit.

The loss of $212 million in All Other was largely net interest expense.

As shown below the chart, results in all of our segments were lower than a year ago, consistent with our expectations, with the decline in our Automotive segment the key driver of our lower total Company adjusted pre-tax profit.

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

•	Automotive Segment Operating Margin – defined as Automotive segment pre-tax profit divided by Automotive segment revenue

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

•	Automotive Cash – includes cash, cash equivalents, and marketable securities

•	SAAR – seasonally adjusted annual rate

References to Automotive records for operating cash flow, operating margin, and business units are since at least 2000.

The charts on the following pages detail first quarter 2017 key metrics and the change in first quarter 2017 pre-tax results compared with first quarter 2016 by causal factor for our Automotive segment and its business units — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SEGMENT

1Q 2017 PRE-TAX RESULTS (MILS)

$1,965
$1,989
$(244)
$176
$(80)
$124
$(24)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific

B / (W) 1Q 2016	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific
	$(1,499)	$(1,091)	$12	$(258)	$(66)	$(96)

Automotive segment PBT driven by NA; Europe and AP also profitable

Operations outside NA about breakeven

SA improved, all other operations lower; decline in NA the key factor for lower Automotive PBT

Our first quarter 2017 Automotive pre-tax results by business unit are shown above. Automotive results were driven by North America with Europe and Asia Pacific also profitable. Our operations outside North America were about breakeven.

As shown below the chart, results for the first quarter of 2017 in all of our business units, except South America, were lower compared with the first quarter of 2016, with North America the key factor for the lower Automotive pre-tax profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

1Q 2017 KEY METRICS

Wholesales (000)
1,720
1,703
1%
Revenue (Bils)
$35.2
$36.5
3%
Market Share (Pct)
7.4%
7.1%
0.3 ppts
Operating Margin (Pct)
9.8%
5.4%
4.4 ppts
Pre-Tax Results (Mils)
$3,464
$1,965
43%
2016
2017

Revenue up due to favorable mix; wholesales slightly lower

Global SAAR about flat

Global market share down due to AP (China) and NA (U.S.)

Operating margin and PBT lower than last year's best-ever results

Shown above are the key market factors and financial metrics for our Automotive segment in the first quarter of 2017. All key metrics, excluding revenue, declined from a year ago. Wholesale volumes were down slightly, while Automotive revenue was up 3% driven by favorable mix in North America and Europe.

Global industry SAAR in the first quarter of 2017 was estimated at 88.9 million units, about flat from a year ago.

Global market share, at 7.1%, was down three-tenths of a percentage point driven by lower market share in Asia Pacific and North America. Our market share was higher in Europe and South America.

Automotive operating margin and pre-tax profit, at 5.4% and $2 billion, respectively, were both lower than our all-time record quarter a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

1Q 2017 PRE-TAX RESULTS (MILS)

$3,464
$1,965
$(1,499)
Industry $ -
Share (218)
Stocks (85)
Mix 416
Other (225)
Pricing $ 827
Incentives / Other (841)
Mat'l, Excl. Commodities $(253)
Commodities (176)
Warranty (467)
Freight / Other 57
Manuf. Incl. Vol-Rel $ (37)
Engineering (362)
Other 41
$(112)
$(14)
$(839)
$(358)
$(223)
$47
Market Factors
Total Cost
1Q 2016
1Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Unfavorable cost, volume and exchange drove lower PBT

Cost higher due to warranty, engineering, product net of material efficiencies and commodities

Adverse exchange driven by sterling, Canada dollar and Brazil real

Mix continued to be strong

Shown above are the factors that contributed to the $1.5 billion decline in first quarter 2017 Automotive segment pre-tax profit. The lower profit is explained by higher cost, lower volume, and adverse exchange, offset partially by favorable mix.

The higher cost was driven by warranty, including recalls, engineering as we continue to invest in new products and emerging opportunities, product costs net of material cost efficiencies, and commodities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

1Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
814
771
$23.9
$24.0
14.6%
14.1%
12.9%
8.3%
$3,080
$1,989
5%
1%
0.5 ppts
4.6 ppts
35%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

Wholesales lower due to market share, lower dealer stock build and industry volume; higher revenue driven by mix

NA and U.S. SAARs down 0.3M units

NA market share lower due to U.S. fleet sales

Operating margin and PBT lower than last year's record results

Shown above are the first quarter 2017 key metrics for North America. All metrics, excluding revenue, were lower in the quarter compared with the first quarter of 2016.

Wholesale volume was down 5%, and revenue was up 1%. Within revenue, mix was favorable and net pricing was higher, but these factors were about offset by lower volume. The lower wholesales were driven by lower market share, a lower dealer stock build this quarter compared to the stock build in the first quarter a year ago, and lower industry volume.

The North America SAAR, at 21.3 million units, and the U.S. SAAR, at 17.4 million units, were both down 300,000 units from a year ago. The U.S. decline was due to lower fleet sales.

Our North America market share was down five-tenths of a percentage point, with U.S. share down four-tenths of a percentage point to 15.1%; this was driven, as expected, by lower fleet sales. U.S. retail share was up two-tenths of a percentage point, reflecting higher share in trucks, utilities, and Lincoln.

Operating margin was 8.3%, and pre-tax profit was $2 billion, both solid but lower than the quarterly record set a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA
1Q 2017 PRE-TAX RESULTS (MILS)

$3,080
$1,989
$(1,091)
Industry $(117)
Share (196)
Stocks (212)
Mix 387
Other (44)
$(182)
Pricing $ 517
Incentives / Other (425)
$92
Mat'l, Excl. Commodities $(295)
Commodities (134)
Warranty (351)
Freight / Other 13
$(767)
Engineering $(303)
Other 39
$(264)
$(53)
$83
Market Factors
Total Cost
1Q 2016
1Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

PBT lower due to higher cost and lower volume

Cost increase driven by warranty, engineering, product net of efficiencies and commodities

Volume unfavorable due to lower dealer stock build, market share and U.S. SAAR; mix improved

As shown above, North America’s first quarter 2017 pre-tax profit was $1.1 billion lower than a year ago driven by higher cost and lower volume. Favorable mix, mainly F-Series, and higher net pricing were partial offsets.

The higher cost reflects warranty, including recalls, engineering as we continue to invest in new products and emerging opportunities, product costs net of material cost efficiencies, reflecting primarily the impact of our first major refresh of the Super Duty, and commodities.

For 2017, we continue to expect our North America operating margin and pre-tax profit to be strong but lower than 2016, mainly due to higher cost. This is due to commodities and investments in emerging opportunities, offset partially by net efficiencies across all other remaining cost categories. Exchange is also expected to be unfavorable.

We expect the majority of North America’s full year profit decline and increase in cost to have occurred in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

A DISCIPLINED APPROACH TO THE U.S. BUSINESS

YoY Average Transaction Price (USD)*

Industry Average
Ford
$598
$2,272
$620
$1,885
$342
$1,813
$506
$1,971
Jan
Feb
Mar
1Q

YoY Incentive Change as Pct. of Vehicle Price*

Industry Average
Ford
Better
1.0
0.3
1.0
(0.5)
1.2
0.1
1.1
-
Jan
Feb
Mar
1Q

U.S. Gross Days Supply

Industry Average
Ford
84
95
73
79
72
80
Jan
Feb
Mar

Ford ATPs rose more than industry

Ford incentives growth below industry average

Ford U.S. stocks in good shape

* Source: J.D. Power PIN ISR data – cash / APR / lease (blended) transaction; industry data includes Ford

Our average transaction prices in the first quarter grew nearly four times faster than the industry due to the great performance of F-Series and continued growth of Lincoln. In addition, as with F-150, we reinvested some of the Super Duty aluminum weight savings into capability and features our customers appreciate and, importantly, are willing to pay for. We also saw F-150 transaction prices increase with strong demand for the new Raptor.

We also continued our disciplined approach to incentives. While incentives grew for the industry, Ford levels were relatively flat as we managed supply and demand well and benefited from the strength of our new products.

Our U.S. stocks are in good shape and we continue to take a disciplined approach to matching supply to demand.

Ford’s days supply tends to be slightly higher than industry average because of our stronger position in trucks due to the larger number of product configurations, a Ford strength.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA
1Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
63
70
$0.8
$1.1
8.4%
9.0%
(30.4)%
(22.5)%
$(256)
$(244)
11%
29%
0.6 ppts
7.9 ppts
5%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

All key metrics improved for 2nd consecutive quarter

Top line higher due to volume, pricing and exchange

SA SAAR up 3%; Brazil SAAR in March up YoY for first time in 24 months

Market share up due to Ka and Ranger

In South America, all first quarter 2017 key metrics improved from a year ago. This was our second consecutive quarter of improvement across the board.

Wholesales were up 11% due to higher industry and market share. Revenue was up 29%, reflecting the higher volume and pricing, along with favorable exchange.

Industry SAAR for the region, at 3.8 million units, was up 3%, or 100,000 units. Brazil SAAR, on the other hand, was down 200,000 units. In March, however, Brazil SAAR improved for the first time in 24 months.

Our market share for the region, at 9.0%, was up six-tenths of a percentage point due to strong sales of Ka, our subcompact, and Ranger.

Operating margin and pre-tax results for the region both improved from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

1Q 2017 PRE-TAX RESULTS (MILS)

Pricing $115
Incentives / Other (8)
$107
$12
$31
$31
Industry $81
Share (3)
Stocks (15)
Mix (23)
Other (9)
$(72)
$(49)
$(36)
$(256)
$(244)
Market Factors
Total Cost
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
1Q 2016
1Q 2017
Exchange
Other

Modest improvement in loss due to higher net pricing and volume

Cost up due to continued high local inflation

Unfavorable exchange due to Brazil real

As shown above, South America’s first quarter 2017 pre-tax result improved $12 million compared with a year ago due to higher net pricing and volume. This was offset, in part, by the effects of high local inflation on cost and adverse currency movement.

Our team is continuing to work to further improve South America’s cost structure and grow revenue. Importantly, we are seeing signs of stabilization in incoming economic data, and the Central Bank of Brazil has been cutting its policy rate at a fast pace, suggesting we may be close to the trough of the current economic cycle.

For 2017, we continue to expect South America’s loss to improve from last year as a result of favorable market factors as the economy begins to recover. We expect most of the full year year-over-year improvement to occur in the second half.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

1Q 2017 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
399
449
$6.9
$7.6
7.9%
8.1%
6.3%
2.3%
$434
$176
13%
10%
0.2 ppts
4.0 ppts
59%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

Double-digit growth and continued profitability in Europe

Europe SAAR up 2%

Market share higher due to Kuga and commercial vehicles

Operating margin and PBT lower due to higher cost and adverse exchange (Brexit)

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 14,000 units in 1Q 2016 and 13,000 units in 1Q 2017). Revenue does not include these sales

Shown above are the first quarter 2017 key metrics for Europe. The top-line improved, with wholesale volume up 13% and revenue up 10%, or 22% at constant exchange. The higher volume was driven by higher industry, an increase in dealer stocks this quarter compared to a reduction a year ago, and higher market share. The higher revenue was driven by the volume increase and favorable mix.

Europe SAAR, at 20.5 million units, was 2% higher than a year ago. Market share, at 8.1%, was up two-tenths of a percentage point from a year ago, driven by Kuga and commercial vehicles. Ford remained Europe’s best-selling commercial vehicle brand in the first quarter of 2017.

Europe’s operating margin was 2.3%, down 4.0 percentage points, and pre-tax profit was $176 million, down $258 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

1Q 2017 PRE-TAX RESULTS (MILS)

$434
$176
$(258)
Industry $112
Share 36
Stocks 100
Mix 41
Other (96)
$193
Pricing $ 207
Incentives / Other (344)
$(137)
Mat'l, Excl. Commodities $ 41
Commodities (27)
Warranty (92)
Freight / Other 34
$(44)
Manuf. Incl. Vol-Rel $(111)
Engineering (50)
Other 20
$(141)
$(125)
$(4)
Market Factors
Total Cost
1Q 2016
1Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower PBT due to higher cost and weaker sterling

Cost up due to major recall, manufacturing (mainly higher volumes) and all-new Fiesta launch

Continued to deliver favorable volume and mix net of lower net pricing

Russia improved

The first quarter of 2017 represented our eighth consecutive profitable quarter in Europe. Europe’s pre-tax profit, however, was $258 million lower than a year ago. This was driven by higher cost and the weaker Sterling resulting from Brexit. Cost was up due to a major recall, along with manufacturing -- mainly volume-related increases -- and the launch of the all-new Fiesta.

Europe continued to deliver higher volume and favorable mix, which was offset partially by lower net pricing. Although not shown, results in Russia continued to improve from a year ago.

For 2017, we continue to expect Europe to remain profitable, although at levels below 2016. This is due mainly to weaker Sterling resulting from Brexit, higher cost associated with the launch of Fiesta and EcoSport, and continued investment for future growth. Favorable market factors and continued improvement in Russia will be a partial offset.

The majority of the full year profit decline from 2016 is expected to occur in the first half of the year due to cost and stock effects related to the Fiesta launch and the major recall in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

1Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
46
30
$0.9
$0.6
4.6%
3.8%
(1.5)%
(12.4)%
$(14)
$(80)
35%
33%
0.8 ppts
10.9ppts
$66
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

Decline in key metrics driven by lower volume

SAAR down 12% in markets where we participate

Market share lower due to performance in Middle East and adverse market mix

Shown above are key metrics for the Middle East & Africa region for the first quarter of 2017, where all first quarter key metrics were lower than a year ago.

The top-line was down due to lower wholesale volume. This largely reflects stock adjustments in Saudi Arabia for market performance and lower industry.

Industry SAAR for the region, at 3.7 million units, was down 100,000 units from 2016. Within this, the markets where we participate declined 300,000 units.

Our market share was 3.8%, down eight-tenths of a percentage point. In markets where we participate, our share declined five-tenths of a percentage point, mostly reflecting performance in the Middle East.

Middle East & Africa operating margin and pre-tax results were down, reflecting the lower volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

1Q 2017 PRE-TAX RESULTS (MILS)

Industry $(22)
Share (41)
Stocks (74)
Mix 22
Other (9)
$(14)
$(80)
$(66)
$(124)
$(6)
$28
$28
$19
$(11)
Market Factors
Total Cost
1Q 2016
1Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower volume drove lower PBT – unfavorable change in dealer stocks, market share and industry

As shown above, Middle East & Africa’s first quarter 2017 pre-tax loss was $80 million, down $66 million from a year ago, driven by lower volume, reflecting market performance and lower industry volume in the Middle East.

For 2017, we continue to expect results in Middle East & Africa to improve compared to 2016 due to lower cost and favorable exchange, with lower volume a partial offset. The year-over-year improvement is expected to be realized in the second half of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

1Q 2017 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
398
383
4%
$2.7
$3.2
18%
3.8%
3.4%
0.4 ppts
8.2%
3.9%
4.3 ppts
$220
$124
44%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

China drove decline in key metrics except revenue

Volume down due to payback for strong China 4Q; revenue up outside China and at Lincoln

China SAAR down 1.6M units, driving AP SAAR decline of 0.5M units

Market share lower due to ≤1.6L products in China

China JVs at $274M net income; margin at 13.0%

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 310,000 units in 1Q 2016 and 278,000 units in 1Q 2017). Revenue does not include these sales

Asia Pacific’s first quarter 2017 key metrics are shown above, where results in China drove the changes from last year, except for revenue. Wholesale volume decreased by 4%, driven by lower market share and industry volume in
China. Revenue from consolidated operations increased by 18%, reflecting the strength of our full line-up of SUVs and continued growth of Lincoln.

Asia Pacific SAAR was 39.5 million units, down 500,000 units, more than explained by a 1.6-million unit decrease in China SAAR, estimated at 23.4 million units. This reflects the pull-ahead of sales into the fourth quarter of 2016 as the government purchase tax incentive for vehicles with engine displacements of 1.6 liters or lower was set to expire. We anticipate the impact of the pull-ahead will ease beginning in the second quarter, supporting our full year 2017 industry outlook of 28.2 million units.

Our Asia Pacific market share was 3.4%, down four-tenths of a percentage point, with China share decreasing six-tenths of a percentage point to 4.4%. This was due to lower sales of vehicles with engine displacement of 1.6 liters or lower. First quarter 2017 sales of vehicles that did not benefit from the tax incentive, including Mustang, Edge, Explorer, Everest, and Lincoln brand vehicles, were a partial offset, up 21% compared to a year ago.

Our Asia Pacific operating margin was 3.9% and pre-tax profit was $124 million, both down from a year ago.

In the quarter, our China joint ventures contributed $274 million to pre-tax profit, reflecting our equity share of the JVs’ after-tax earnings; this was $169 million lower than last year. Net income margin was 13%, down 3.4 percentage points. The decline reflects lower volume, negative industry pricing, and higher mix of vehicles with engine displacement of 1.6 liters or lower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

1Q 2017 PRE-TAX RESULTS (MILS)

$220
$124
$(96)
Industry $ (54)
Share (14)
Stocks 116
Mix (11)
Other (67)
$(30)
$(70)
$16
$(12)
$(15)
$15
Market Factors
Total Cost
1Q 2016
1Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

China drove PBT decline due to negative industry pricing, unfavorable volume and mix and weaker RMB

Cost about flat

Results in regions outside China improved; all major markets profitable except India, which improved YoY

As shown above, Asia Pacific’s first quarter 2017 pre-tax profit was $96 million lower than a year ago, reflecting negative industry pricing in China, lower volume, reflecting the payback in China from a strong fourth quarter in 2016, and adverse exchange effects, mainly a weaker China RMB. Cost was about flat.

Our results in markets outside of China improved compared to a year ago, particularly in ASEAN and Australia. All major markets were profitable except India, where the loss improved from a year ago.

For 2017, we continue to expect Asia Pacific’s pre-tax profit to improve from 2016 due to higher volume. We expect cost to be about flat. Net pricing will be lower due to negative industry pricing in China, while exchange is expected to be unfavorable because of a weaker RMB.

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2016 Form 10-K Report

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in the estimate of the number of vehicles that will be returned to it and sold. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2016 Form 10-K Report

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•	Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•	Securitizations (as shown on the Public Term Funding Plan chart) – Public securitizations, Rule 144A offerings sponsored by Ford Motor Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

The charts on the following pages detail first quarter 2017 key metrics and the change in first quarter 2017 pre-tax results compared with first quarter 2016 by causal factor for Ford Credit.

FINANCIAL SERVICES SEGMENT – FORD CREDIT

1Q 2017 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$126
$133
$132
$140
$514
$481
732
741
0.14%
0.16%
0.44%
0.54%
6%
6%
6%
9 ppts
2 bps
10 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017

Receivables grew globally, led by retail financing

PBT lower as expected

Portfolio performing as expected

Disciplined and consistent practices

* See "Non-GAAP Financial Measures Reconciliations" section for reconciliation to GAAP

In the first quarter of 2017, Ford Credit’s receivables were higher than a year ago, while pre-tax profit was lower, as expected. Overall, the portfolio continued to perform as expected. FICO scores remained consistent. The over-60-day delinquency ratio of 16 basis points continued to be at the low end of Ford Credit’s historical experience. The loss-to-receivables ratio of 54 basis points, up 10 basis points year over year, was below, but approaching, Ford Credit’s historical experience. Origination, servicing, and collection practices remained disciplined and consistent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

1Q 2017 PRE-TAX RESULTS (MILS)

$514
$481
$95
Residual Gains / (Losses) $(10)
Supplemental Depreciation (43)
$(26)
$(24)
$(53)
$(6)
$(19)
$(33)
1Q 2016
1Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Higher supplemental depreciation for lease residuals the largest contributor to lower PBT

Volume and mix primarily growth in retail receivables globally

Shown above are the details of the $33 million decline in Ford Credit’s first quarter 2017 pre-tax profit. It was driven by unfavorable lease residual performance in the U.S., mainly higher supplemental depreciation in response to expected lower auction values in the lease portfolio.

The favorable volume and mix reflects primarily growth in retail receivables globally.

Ford Credit continues to expect 2017 full year pre-tax profit to be about $1.5 billion with improvement in 2018 as a result of less supplemental depreciation than in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

U.S. AUTOMOTIVE FINANCING TRENDS

Lease Share of Retail Sales (%)

Ford Credit
Industry*
29%
32%
31%
29%
29%
31%
22%
26%
23%
18%
19%
24%
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Return Volume (000) and Auction Values**

Return Volume
36 Month
$17,210
$17,515
$17,400
$17,190
$16,190
$16,360
51
59
62
60
65
79
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Retail and Lease Repossession Ratio (%) and Severity (000)

Repo Ratio
Severity
1.00%
1.04%
0.96%
1.06%
1.16%
1.16%
$9.6
$9.8
$9.9
$10.0
$10.7
$10.6
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Retail and Lease Charge-Offs (Mils) and LTR Ratio (%)

LTR
Charge-Offs
0.43%
0.44%
0.37%
0.45%
0.59%
0.54%
$72
$74
$63
$79
$108
$96
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Lease share lower than industry

36-month auction values down 7% YoY as expected

Higher severities primarily due to lower auction values

Loss metrics remain low and within expectations

* Source: JD Power PIN
** At 1Q 2017 Mix

Ford Credit continues to prudently manage its lease portfolio.

In the first quarter of 2017, lease share was down compared to the prior year and remains below the industry average. In addition, Ford Credit’s lease portfolio is smaller than major competitors.

Lease return volume in the first quarter of 2017 was up from the prior year as a result of increased leasing in the industry in recent years.

Ford Credit’s used vehicle auction values in the first quarter of 2017 were lower than a year ago but seasonally higher than the prior quarter. Auction values were down across the portfolio year-over-year, consistent with the industry.

Ford Credit’s loss metrics remain low and within our expectations.

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

Our first quarter 2017 All Other pre-tax results were a loss of $212 million, an $86 million greater loss compared with a year ago. This increase is explained by higher net interest expense, lower net gains on cash equivalents and marketable securities, and Ford Smart Mobility LLC.

SPECIAL ITEMS

In Note 17 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive segment, Financial Services segment, and All Other. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

TOTAL COMPANY

SPECIAL ITEMS

(Mils)	1Q	
	2016	**2017**
Separation-related actions	**$ (174)**	**$ (22)**
Other Items		
San Luis Potosi plant cancellation	**$ -**	**$ 46**
Japan, Indonesia market closure	**(12)**	**-**
Total other items	**(12)**	**46**
Total pre-tax special items	**$ (186)**	**$ 24**
Tax special items	**$ (66)**	**$ (15)**
Memo:		
Special items impact on earnings per share*	**$ (0.07)**	**$ 0.01**

* Includes related tax effect on special items and tax special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TAXES

Our tax provision in the first quarter of 2017 was $649 million, resulting in an effective tax rate of 28.9%.

Our first quarter 2017 adjusted effective tax rate, which excludes special items, was 28.6%.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET SUMMARY

(Bils)	2016 Dec 31	2017 Mar 31
Automotive Segment		
Cash, cash equivalents and marketable securities	$ 27.5	$ 28.0
Available credit lines*	10.8	10.9
Total liquidity	$ 38.3	$ 38.9
Debt	$ 15.9	$ 16.2
Cash net of debt	11.6	11.8
Ford Credit		
Managed receivables**	$ 137	$ 140
Debt	126	129
Liquidity	27	29
Managed leverage (to 1)**	9.2	9.1
Total Company Period End Balance Sheet Underfunded Status***		
U.S. pension	$ 3.8	$ 3.6
Non-U.S. pension	5.1	4.9
Total global pension	$ 8.9	$ 8.5
Total unfunded OPEB	$ 5.9	$ 5.9

Auto cash and liquidity balances strong

Ford Credit well capitalized with strong liquidity

* Total available committed Automotive credit lines (including local lines available to foreign affiliates)

** See “Non-GAAP Financial Measure Reconciliations” section for Managed Receivables GAAP reconciliation and “Liquidity and Capital Resources” section for Managed Leverage GAAP reconciliation

Automotive Segment

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to grow our core business and invest in emerging opportunities. Based on our planning assumptions, we believe we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable regular dividend at the current level, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include total cash, cash equivalents, and marketable securities (collectively “Automotive cash”), Automotive liquidity, which includes Automotive cash and total available committed credit lines, and cash net of debt.

At March 31, 2017, we had $28 billion of Automotive cash, of which 81% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for pension contributions, debt maturities, capital investments, investments in emerging opportunities, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Automotive cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year, and adjusted based on market conditions and liquidity needs. We monitor our Automotive cash levels and average maturity on a daily basis.

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Automotive liquidity, comprised of Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At March 31, 2017, we had $38.9 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive cash are summarized below (in billions):

AUTOMOTIVE SEGMENT
CASH FLOW

(Bils)		1Q 2017
Cash at end of period	$	28.0
Cash at beginning of period		27.5
Change in cash	$	0.5
Automotive segment pre-tax profits	$	2.0
Capital spending		(1.7)
Depreciation and tooling amortization		1.2
Changes in working capital		0.7
All other and timing differences		(0.2)
Automotive operating cash flow	$	2.0
Separation payments		-
Transactions with other segments		-
Other, including acquisitions and divestitures		(0.3)
Cash flow before other actions	$	1.7
Changes in debt		(0.2)
Funded pension contributions		(0.2)
Shareholder distributions		(0.8)
Change in cash	$	0.5

Operating cash flow of $2B

Capital spending on track for FY outlook of $7B

Debt change reflects debt repayments; pension contributions in line with FY plan of $1B

We plan 2017 distributions of about $2.7B

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

Automotive operating cash flow was $2 billion in the first quarter of 2017, explained by Automotive segment pre-tax profits. Working capital, net spending, and timing differences offset one another.

Capital spending was $1.7 billion in the first quarter of 2017, and our outlook for capital spending remains at about $7 billion for the full year. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be between $8 billion and $9 billion per year through 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shareholder distributions in the first quarter of 2017 were about $800 million, including a $200 million supplemental dividend. For the full year, we expect distributions to be about $2.7 billion.

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

Available Credit Lines. Total committed Automotive credit lines at March 31, 2017 were $11.9 billion, consisting of $10.4 billion of our corporate credit facility and $1.5 billion of local credit facilities for use by our non-U.S. Automotive affiliates. At March 31, 2017, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At March 31, 2017, the utilized portion of the local credit facilities was about $940 million.

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

We are in the process of amending our corporate credit facility, with the closing scheduled to occur on April 28, 2017. When complete, we expect to maintain total commitments of $13.4 billion, extend the respective maturity dates by one year, and maintain the $3 billion allocation to Ford Credit.

Debt. Total Automotive debt at March 31, 2017 was $16.2 billion, which is $300 million higher than at December 31, 2016. The increase primarily reflects an increase in local debt in international markets (as a result of the adoption of ASC 606, Revenue from Contracts with Customers) and foreign currency exchange effects, offset partially by debt repayments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment

Ford Credit

Funding Overview. Ford Credit’s primary funding and liquidity objective is to be well capitalized with a strong investment grade balance sheet and ample liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES* (BILS)

Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$127
$2
$6
$50
$62
$6
$12
$11
Year End 2015
$137
$4
$6
$50
$66
$9
$13
$11
Year End 2016
$140
$5
$6
$49
$69
$9
$13
$11
1Q 2017

Securitized Funding as Pct. of Managed Receivables	39%	37%	35%

Funding is diversified across platforms

Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

At March 31, 2017, Ford Credit’s managed receivables were $140 billion, and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

Ford Credit expects the mix of securitized funding to trend lower over time. However, the calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

In April 2017, FCE Bank plc launched Ford Money retail deposits for U.K. consumers, providing additional funding diversity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2015 and 2016, planned issuances for full-year 2017, and its global public term funding issuances through April 26, 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN* (BILS)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through April 26
Unsecured				
Ford Motor Credit	$ 11	$ 10	$ 8 - 10	$ 5
Ford Credit Canada	1	1	1 - 2	1
FCE Bank	4	3	2 - 3	2
Rest of World	-	-	1	-
Total Unsecured	$ 17	$ 14	$ 12 - 16	$ 7
Securitizations	$ 13	$ 13	$ 12 - 14	$ 4
Total Public	$ 30	$ 28	$ 24 - 30	$ 11

Issuance plans are consistent with prior years

Issuance remains diversified across platforms and markets

First auto ABS issuance in China to receive AAA international rating, in April 2017

* Numbers may not sum due to rounding

For 2017, Ford Credit’s full-year forecast is unchanged with public term funding in the range of $24 billion to $30 billion. Through April 26, 2017, Ford Credit completed over $11 billion of public term issuance.

In April 2017, Ford Automotive Finance (China)’s securitization issuance earned the first auto-ABS international rating agency AAA rating in the market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. Ford Credit defines gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes its credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under Ford Credit’s liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Net liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations

The following chart shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Liquidity Sources			
Cash	$ 14.9	$ 10.8	$ 11.3
Committed ABS facilities	36.4	34.6	34.8
Other Unsecured Credit Facilities	2.5	2.5	2.6
Ford Corporate Credit Facility Allocation	3.0	3.0	3.0
Total Liquidity Sources	$ 56.8	$ 50.9	$ 51.7
Utilization of Liquidity			
Securitization Cash	$ (3.0)	$ (3.4)	$ (3.0)
Committed ABS facilities	(18.2)	(19.9)	(18.4)
Other Unsecured Credit Facilities	(0.5)	(0.7)	(1.3)
Ford Corporate Credit Facility Allocation	-	-	-
Total Utilization of Liquidity	$ (21.7)	$ (24.0)	$ (22.7)
Gross Liquidity	$ 35.1	$ 26.9	$ 29.0
Adjustments	-	0.1	0.3
Net Liquidity Available For Use	$ 35.1	$ 27.0	$ 29.3

Committed Capacity $40.4 billion

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. As of March 31, 2017, Ford Credit’s liquidity available for use was up $2.3 billion from year-end 2016.

As of March 31, 2017, Ford Credit’s liquidity remained strong at $29.3 billion. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. As of March 31, 2017, Ford Credit’s liquidity sources including cash totaled $51.7 billion, up $800 million from year-end 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

LEVERAGE

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Leverage Calculation			
Total debt*	$ 127.4	$ 126.5	$ 129.2
Adjustments for cash**	(14.9)	(10.8)	(11.3)
Adjustments for derivative accounting***	(1.0)	(0.3)	(0.2)
Total adjusted debt	$ 111.5	$ 115.4	$ 117.7
Equity****	$ 12.2	$ 12.8	$ 13.2
Adjustments for derivative accounting***	(0.3)	(0.3)	(0.3)
Total adjusted equity	$ 11.9	$ 12.5	$ 12.9
Financial statement leverage (to 1) (GAAP)	10.4	9.9	9.8
Managed leverage (to 1) (Non-GAAP)	9.4	9.2	9.1

** Cash and cash equivalents, and Marketable securities reported on Ford Credit's balance sheet, excluding amounts related to insurance activities

*** Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2017, Ford Credit’s financial statement leverage was 9.8:1, and its managed leverage was 9.1:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1. Managed leverage continues to trend toward the target range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of March 31, 2017, our total Company pension underfunded status reported on our balance sheet was $8.5 billion and reflects the net underfunded status at December 31, 2016 updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2016, and the reported number does not reflect any impact from the changes in interest rates since year-end 2016.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to improve at year-end 2017 compared to the end of last year.

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

There have been no rating actions taken by these NRSROs since the filing of our 2016 Form10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GDP AND INDUSTRY PLANNING ASSUMPTIONS

Based on the current environment, our GDP and industry planning assumptions include the following:

GDP AND INDUSTRY PLANNING ASSUMPTIONS

	GDP Growth (Pct)			Industry (Mils)		
	2016	2017	2018	2016	2017	2018
Global*	3.0%	3.5%	3.7%	92.5	94.3	95.7
U.S.	1.6%	2.2%	2.1%	17.9	17.7	17.5
Brazil	(3.6)%	0.5%	2.3%	2.1	2.2	2.4
Europe	1.6%	1.7%	1.9%	20.1	20.7	21.1
China	6.7%	6.7%	6.6%	27.5	28.2	28.1

For 2017, continue to expect growth in global GDP and industry volume

U.S. industry expected to decline slightly from high level

Europe industry growth supported by improved economic conditions

China industry growth slowing due to receding tax cut benefits

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting; global industry includes estimated data for some markets not shown

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

The first quarter 2017 actual and second quarter 2017 forecasted production volumes for our Automotive business units are as follows:

AUTOMOTIVE SEGMENT

PRODUCTION VOLUMES

(000)	1Q 2017 Actual		2Q 2017 Forecast	
	Units	O / (U) 2016	Units	O / (U) 2016
North America	819	(35)	835	(8)
South America	73	8	91	12
Europe	448	23	370	(62)
Middle East & Africa	21	-	27	9
Asia Pacific	398	(26)	425	83
Total	1,759	(30)	1,748	34

Key drivers of 2Q YoY:

- **Europe – mainly all-new Fiesta launch**
- **AP – mainly higher industry**

Production volumes above include Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company and business unit guidance for 2017 and Company guidance for 2018 include the following:

2017 COMPANY GUIDANCE

	Total Company Adjusted Pre-Tax Results*	Adjusted EPS*	Automotive Segment Revenue	Automotive Segment Operating Margin	Automotive Segment Operating Cash Flow	Adjusted Effective Tax Rate* (Pct)
B/(W) 2016						
2016 FY Results	$10.4B	$1.76	$141.5B	6.7%	$6.4B	31.9%

* See "Non-GAAP Financial Measures that Supplement GAAP Measures" for definitions and "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

2017 Company Outlook Consistent With Previous Guidance;
Total Company Adjusted PBT About $9 Billion

For the full year, we have guided to a decline in total Company adjusted pre-tax profit from 2016. Essentially all of that decline occurred in the first quarter. The second through fourth quarters will vary positively and negatively versus prior-year periods; the third quarter is expected to be the lowest absolute profit due to seasonal factors and the launch of the Expedition and Lincoln Navigator. In the aggregate, the balance of the year is expected to be flat to somewhat better than the same period in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2017 Business Unit Guidance

2017 BUSINESS UNIT GUIDANCE

	Automotive Business Units							
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Total Automotive	Ford Credit	All Other
PBT B / (W) 2016	↓	↑	↓	↑	↑	↓	↓	↓
	-- Commodities -- Emerging Opps -- Net Pricing -- Mix -- Exchange + Other Cost + Volume	+ Net Pricing + Volume & Mix -- Cost -- Exchange	-- Exchange (Brexit) -- Cost + Volume & Mix + Net Pricing	+ Cost + Exchange + Net Pricing -- Volume	+ Volume + Other Cost -- Net Pricing -- Exchange -- Emerging Opps	-- Commodities -- Emerging Opps -- Exchange + Volume + Other Cost	-- Residual Values -- Margin -- Credit Losses + Receivables Growth	-- Emerging Opps (FSM) -- Net Interest Expense (↑Auto Debt)
2016 FY Results	$9,001M	$(1,109)M	$1,205M	$(302)M	$627M	$9,422M	$1,879M	$(867)M

The guidance above provides our latest assessment of the “puts and takes” for each region or segment compared to results a year ago. While our guidance remains unchanged, we are seeing a significant increase in headwinds from higher commodities, mainly steel but across most commodity groups. We are increasing our efforts to deliver greater cost efficiencies across all parts of the business to mitigate this headwind and further improve the fitness of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2018 Company Guidance

TOTAL COMPANY
LOOKING AHEAD TO 2018

Total Company Adjusted Pre-Tax Profit* (Bils)

Core
Total
Emerging
$10.4
~$9
2016
2017
2018

Continue to expect Total Company adjusted PBT to improve for 2018 led by gains in core business

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

We expect total Company adjusted pre-tax profit this year to be about $9 billion, setting a platform for a stronger result in 2018. We expect this improvement to be led by gains in our core business, thanks to full-year availability of new high-margin vehicles such as the Lincoln Navigator and Expedition. We expect F-Series to continue to perform well in the market. We also anticipate Ford Credit to benefit from lower supplemental depreciation. And, at the same time, we will continue to invest in the emerging opportunities that will drive future growth and profitability for the Company.

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

TOTAL COMPANY

NET INCOME RECONCILIATION TO ADJUSTED PRE-TAX PROFIT

(Mils)	1Q 2016	1Q 2017	Memo: FY 2016
Net income / (Loss) attributable to Ford (GAAP)	**$ 2,452**	**$ 1,587**	**$ 4,596**
Income / (Loss) attributable to non-controlling interests	**3**	**7**	**11**
Net income / (Loss)	**$ 2,455**	**$ 1,594**	**$ 4,607**
Less: (Provision for) / Benefit from income taxes	**(1,196)**	**(649)**	**(2,189)**
Income / (Loss) before income taxes	**$ 3,651**	**$ 2,243**	**$ 6,796**
Less: Special items pre-tax	**(186)**	**24**	**(3,579)**
Adjusted pre-tax profit (Non-GAAP)	**$ 3,837**	**$ 2,219**	**$ 10,375**

TOTAL COMPANY

EARNINGS PER SHARE RECONCILIATION TO ADJUSTED EARNINGS PER SHARE

	1Q 2017
Diluted After-Tax Results (Mils)	
Diluted after-tax results (GAAP)	$ 1,587
Less: Impact of pre-tax and tax special items	9
Adjusted net income – diluted (Non-GAAP)	$ 1,578
Basic and Diluted Shares (Mils)	
Basic shares (average shares outstanding)	3,976
Net dilutive options and unvested restricted stock units	23
Diluted shares	3,999
Earnings per share – diluted (GAAP)	$ 0.40
Less: Net impact of adjustments	0.01
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL COMPANY

EFFECTIVE TAX RATE RECONCILIATION TO ADJUSTED EFFECTIVE TAX RATE

	1Q 2017	Memo: FY 2016
Pre-Tax Results (Mils)		
Income / (Loss) before income taxes (GAAP)	$ 2,243	$ 6,796
Less: Impact of special items	24	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 2,219	$ 10,375
Taxes (Mils)		
(Provision for) / Benefit from income taxes (GAAP)	$ (649)	$ (2,189)
Less: Impact of special items	(15)	1,121
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (634)	$ (3,310)
Tax Rate (Pct)		
Effective tax rate (GAAP)	28.9%	32.2%
Adjusted effective tax rate (Non-GAAP)	28.6%	31.9%

FINANCIAL SERVICES SEGMENT – FORD CREDIT

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Financial Services finance receivables, net (GAAP)*	$ 94.3	$ 96.2	$ 99.3
Net investment in operating leases (GAAP)*	25.9	27.2	26.4
Consolidating adjustments**	6.0	6.8	7.3
Ford Credit total net receivables	$ 126.2	$ 130.2	$ 133.0
Unearned interest supplements and residual support	4.6	5.3	5.5
Allowance for credit losses	0.5	0.5	0.6
Other, primarily accumulated supplemental depreciation	0.5	0.9	0.9
Total managed receivables (Non-GAAP)	$ 131.8	$ 136.9	$ 140.0

* Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit's balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit's other creditors

** Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated Balance Sheet. Also includes eliminations of intersegment transactions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Supplemental Financial Information

The tables below provide supplemental consolidating financial information. The data is presented by our reportable segments, Automotive and Financial Services. All Other, Special Items, and Adjustments include our operating segments that did not meet the quantitative threshold to qualify as a reportable segment, special items, eliminations of intersegment transactions, and deferred tax netting.

Selected Income Statement Information. The following table provides supplemental income statement information, by segment (in millions):

	For the period ended March 31, 2017
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Revenues	$36,475	$2,669	$2	$39,146
Total costs and expenses	35,480	2,232	(8)	37,704
Interest expense on Automotive debt	—	—	279	279
Other income/(loss), net	630	22	82	734
Equity in net income of affiliated companies	340	7	(1)	346
Income/(loss) before income taxes	1,965	466	(188)	2,243
Provision for/(Benefit from) income taxes	560	148	(59)	649
Net income/(loss)	$1,405	$318	$(129)	$1,594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information, by segment, (in millions):

	March 31, 2017
Assets	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Cash and cash equivalents	$9,549	$8,268	$6	$17,823
Marketable securities	18,479	3,687	—	22,166
Financial Services finance receivables, net	—	48,605	—	48,605
Trade and other receivables, less allowances	4,618	6,067	—	10,685
Inventories	10,535	—	—	10,535
Other assets	2,483	931	—	3,414
Receivable from other segments	13	1,855	(1,868)	—
Total current assets	45,677	69,413	(1,862)	113,228

Financial Services finance receivables, net	—	50,694	—	50,694
Net investment in operating leases	1,486	26,428	—	27,914
Net property	32,504	161	3	32,668
Equity in net assets of affiliated companies	3,463	165	14	3,642
Deferred income taxes	13,639	206	(3,790)	10,055
Other assets	4,323	1,517	53	5,893
Receivable from other segments	—	1,064	(1,064)	—
Total assets	$101,092	$149,648	$(6,646)	$244,094

Liabilities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Payables	$22,146	$1,110	$1	$23,257
Other liabilities and deferred revenue	17,802	976	12	18,790
Automotive debt payable within one year	3,100	—	—	3,100
Financial Services debt payable within one year	—	46,157	—	46,157
Payable to other segments	1,852	—	(1,852)	—
Total current liabilities	44,900	48,243	(1,839)	91,304

Other liabilities and deferred revenue	23,493	1,087	3	24,583
Automotive long-term debt	13,110	—	—	13,110
Financial Services long-term debt	—	83,610	—	83,610
Deferred income taxes	183	4,356	(3,790)	749
Payable to other segments	1,064	—	(1,064)	—
Total liabilities	$82,750	$137,296	$(6,690)	$213,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information, by segment, (in millions):

	For the period ended March 31, 2017
Cash flows from operating activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Net cash provided by/(used in) operating activities	$3,262	$1,084	$(10)	$4,336

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(1,696)
Net cash flows from non-designated derivatives	134
Funded pension contributions	236
Separation payments	28
Other	52
Automotive Segment Operating Cash Flows	$2,016
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended March 31, 2017.

	For the period ended March 31, 2017
Cash flows from investing activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Capital spending	$(1,696)	$(10)	$—	$(1,706)
Acquisitions of finance receivables and operating leases	—	(13,467)	—	(13,467)
Collections of finance receivables and operating leases	—	10,695	—	10,695
Purchases of equity and debt securities	(6,994)	(1,883)	(1)	(8,878)
Sales and maturities of equity and debt securities	8,072	1,479	—	9,551
Settlements of derivatives	134	22	—	156
Other	(4)	20	(6)	10
Investing activity (to)/from other segments	(24)	(3)	27	—
Net cash provided by/(used in) investing activities	$(512)	$(3,147)	$20	$(3,639)

Cash flows from financing activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Cash dividends	$(795)	$—	$—	$(795)
Purchases of Common Stock	—	—	—	—
Net changes in short-term debt	(51)	709	—	658
Proceeds from issuance of other debt	10	13,243	—	13,253
Principal payments on other debt	(180)	(11,731)	—	(11,911)
Other	(50)	(35)	—	(85)
Financing activity to/(from) other segments	—	12	(12)	—
Net cash provided by/(used in) financing activities	$(1,066)	$2,198	$(12)	$1,120

Effect of exchange rate changes on cash and cash equivalents	$45	$56	$—	$101

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2016 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2016, was an asset of $528 million compared with an asset of $107 million as of March 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.7 billion at December 31, 2016, compared with $2.7 billion at March 31, 2017.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2016 was an asset of $5 million, compared with an asset of $42 million as of March 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $54 million at December 31, 2016, compared with $59 million at March 31, 2017.

Financial Services Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2017 all else constant, such an increase in interest rates would increase its pre-tax cash flow by $23 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Mark Fields, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Beginning January 1, 2017, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	April 27, 2017

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 10.1	Executive Separation Allowance Plan, as amended and restated effective as of January 1, 2017	Filed with this Report.
Exhibit 10.2	Benefit Equalization Plan, as amended and restated effective as of January 1, 2017	Filed with this Report.
Exhibit 10.3	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2017	Filed with this Report.
Exhibit 10.4	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2017	Filed with this Report.
Exhibit 10.5	Select Retirement Plan, as amended and restated effective as of January 1, 2017	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 27, 2017, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.